Form 10-Q
period 2007-06-30
InterDigital, Inc.
filed 2007-08-09
CIK 1405495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-11152

INTERDIGITAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA	23-1882087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

781 Third Avenue, King of Prussia, PA 19406-1409

(Address of Principal Executive Offices and Zip Code)

(610) 878-7800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer    ☒,  an accelerated filer    ☐,  or a non-accelerated filer    ☐  (as defined by Rule 12b-2 of the Exchange Act).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	47,090,120
Title of Class	Outstanding at August 3, 2007

INTERDIGITAL, INC. AND SUBSIDIARIES

INDEX

		PAGES
Part I – Financial Information:

Item 1.	Condensed Consolidated Financial Statements (unaudited):	1

	Condensed Consolidated Balance Sheets – June 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	21

Signatures		23

Exhibit 2.1

Exhibit 2.2

Exhibit 3.1

Exhibit 3.2

Exhibit 4.1

Exhibit 10.88

Exhibit 10.89

Exhibit 10.90

Exhibit 10.91

Exhibit 10.92

PAGES

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

INTERDIGITAL, INC.

InterDigital® is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-Q are the property of their respective holders.

GLOSSARY OF TERMS

1xEV-DO

“First Evolution Data Optimized.” An evolution of cdma2000.

2G

“Second Generation.” A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets that provide basic voice services.

2.5G

A generic term usually used in reference to fully integrated voice and data digital wireless devices offering higher data rate services and features compared to 2G.

3G

“Third Generation.” A generic term usually used in reference to the generation of digital mobile devices and networks after 2G and 2.5G, which provide high speed data communications capability along with voice services.

3GPP

“3G Partnership Project.” A partnership of worldwide accredited Standards organizations the purpose of which is to draft specifications for Third Generation mobile telephony.

ANSI

“American National Standards Institute.” The United States national standards accreditation and policy agency. ANSI monitors and provides oversight of all accredited U.S. Standards Development Organizations to insure they follow an open public process.

ASIC

“Application Specific Integrated Circuit.” A computer chip developed for a specific purpose, and frequently designed using a microprocessor core and integrating other functions unique to the application in which the chip will be used. Many SOC designs are ASICs.

Bandwidth

A range of frequencies that can carry a signal on a transmission medium, measured in Hertz and computed by subtracting the lower frequency limit from the upper frequency limit.

Base Station

The central radio transmitter/receiver, or group of central radio transmitters/receivers, that maintains communications with subscriber equipment sets within a given range (typically, a cell site).

CDMA

“Code Division Multiple Access.” A method of digital spread spectrum technology wireless transmission that allows a large number of users to share access to a single radio channel by assigning unique code sequences to each user.

cdmaOne

A wireless cellular system application based on 2G narrowband CDMA technologies (e.g., TIA/EIA-95).

cdma2000®

A Standard which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne). The CDMA family includes, without limitation, CDMA2000 1x, CDMA 1xEV-DO, CDMA2000 1xEV-DV and CDMA2000 3x. Although CDMA2000 1x is included under the IMT-2000 family of 3G Standards, its functionality is similar to 2.5G technologies. CDMA2000® and cdma2000® are registered trademarks of the Telecommunications Industry Association (TIA – USA).

i

Chip

An electronic circuit that consists of many individual circuit elements integrated onto a single substrate.

Chip Rate

The rate at which information signal bits are transmitted as a sequence of chips. The chip rate is usually several times the information bit rate.

Circuit

The connection of channels, conductors and equipment between two given points through which an electric current may be established.

Digital

Information transmission where the data is represented in discrete numerical form.

Digital Cellular

A cellular communications system that uses over-the-air digital transmission.

Duplex

A characteristic of data transmission; either full duplex or half duplex. Full duplex permits simultaneous transmission in both directions of a communications channel. Half duplex means only one transmission at a time.

EDGE

“Enhanced Data rates for GSM Evolution.” Technology designed to deliver data at rates up to 473.6 Kbps, triple the data rate of GSM wireless services, and built on the existing GSM Standard and core network infrastructure. EDGE systems built in Europe are considered a 2.5G technology.

FABLESS

“Fabless” means fabrication carried out by another party under a contract.

FDMA

“Frequency Division Multiple Access.” A technique in which the available transmission of bandwidth of a channel is divided by frequencies into narrower bands over fixed time intervals resulting in more efficient voice or data transmissions over a single channel.

Frequency

The rate at which an electrical current or signal alternates, usually measured in Hertz.

GPRS

“General Packet Radio Systems.” A packet-based wireless communications service that enables high-speed wireless Internet and other data communications via GSM networks.

GSM

“Global System for Mobile Communications.” A digital cellular Standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

Hertz

The unit of measuring radio frequency (one cycle per second).

HSDPA

“High Speed Downlink Packet Access.” An enhancement to WCDMA/UMTS technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology enhancement.

IEEE

“Institute of Electrical and Electronic Engineers.” A membership organization of engineers that among its activities produces data communications standards.

IEEE 802

A Standards body within the IEEE that specifies communications protocols for both wired and wireless local area and wide area networks (LAN/WAN).

IC

“Integrated Circuit.” A multifunction circuit formed in or around a semiconductor base.

Internet

A network comprised of numerous interconnected commercial, academic and governmental networks in over 100 countries.

IPR

“Intellectual Property Right.”

ISO

“International Standards Organization.” An international organization, which sets international electrical and electronics standards. The U.S. member body is ANSI.

ITU

“International Telecommunication Union.” An international organization established by the United Nations with membership from virtually every government in the world. Publishes recommendations for engineers, designers, OEMs, and service providers through its three main activities: defining and adoption of telecommunications standards; regulating the use of the radio frequency spectrum; and furthering telecommunications development globally.

ITC

“InterDigital Technology Corporation,” one of our wholly-owned Delaware subsidiaries.

Kbps

“Kilobits per Second.” A measure of information-carrying capacity (i.e., the data transfer rate) of a circuit, in thousands of bits.

LAN

“Local Area Network.” A private data communications network linking a variety of data devices located in the same geographical area and which share files, programs and various devices.

Mbps

“Megabits per Second.” A measure of information – carrying capacity of a circuit; millions of bits per second.

Modem

A combination of the words modulator and demodulator, referring to a device that modifies a signal (such as sound or digital data) to allow it to be carried over a medium such as wire or radio.

Multiple Access

A methodology (e.g., FDMA, TDMA, CDMA) by which multiple users share access to a transmission channel. Most modern systems accomplish this through “demand assignment” where the specific parameter (frequency, time slot, or code) is automatically assigned when a subscriber requires it.

OEM

“Original Equipment Manufacturer.” A manufacturer of equipment (e.g., base stations, terminals) that sells to operators.

Protocol

A formal set of conventions governing the format and control of interaction among communicating functional units.

RF

“Radio Frequency.” The range of electromagnetic frequencies above the audio range and below visible light.

SOC

“System-on-a-chip.” The embodiment on a single silicon chip of the essential components that comprise the operational core of a digital system.

Standards

Specifications that reflect agreements on products, practices, or operations by nationally or internationally accredited industrial and professional associations or governmental bodies in order to allow for interoperability.

TDD

“Time Division Duplexing.” A duplex operation using a single frequency, divided by time, for transmission and reception.

TDMA

“Time Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

Terminal/Terminal Unit

Equipment at the end of a communications path. Often referred to as an end-user device or handset. Terminal units include mobile phone handsets, personal digital assistants, computer laptops and telephones.

TIA/EIA-54

The original TDMA digital cellular Standard in the United States. Implemented in 1992 and then upgraded to the TIA/EIA-136 digital Standard in 1996.

TIA/EIA-95

A 2G CDMA Standard.

TIA/EIA-136

A United States Standard for digital TDMA technology.

TIA (USA)

The Telecommunications Industry Association.

WAN

“Wide Area Network.” A data network that extends a LAN outside of its coverage area, via telephone common carrier lines, to link to other LANs.

WCDMA

“Wideband Code Division Multiple Access” or “Wideband CDMA.” The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology.

Wideband

A communications channel with a user data rate higher than a voice-grade channel; usually 64Kbps to 2Mbps.

Wireless

Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

Wireless LAN (WLAN)

“Wireless Local Area Network.” A collection of devices (computers, networks, portables, mobile equipment, etc.) linked wirelessly over a limited local area.

v

INTERDIGITAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERDIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	JUNE 30, 2007	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,954	$166,385
Short-term investments	83,679	97,581
Accounts receivable	105,511	131,852
Deferred tax assets	52,558	43,520
Prepaid and other current assets	16,348	14,464

Total current assets	366,050	453,802
PROPERTY AND EQUIPMENT, NET	22,995	16,682
PATENTS, NET	78,281	70,496
DEFERRED TAX ASSETS	13,846	6,418
OTHER NON-CURRENT ASSETS, NET	26,048	16,678

	141,170	110,274

TOTAL ASSETS	$507,220	$564,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$295	$369
Accounts payable	30,989	21,913
Accrued compensation and related expenses	7,207	9,725
Deferred revenue	74,941	70,709
Taxes payable	15,837	11,448
Other accrued expenses	9,306	7,064

Total current liabilities	138,575	121,228

LONG-TERM DEBT	1,093	1,203
LONG-TERM DEFERRED REVENUE	214,994	160,895
OTHER LONG-TERM LIABILITIES	13,423	5,274

TOTAL LIABILITIES	368,085	288,600

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 64,885 and 64,393 shares issued and 47,047 and 51,347 shares outstanding	649	644
Additional paid-in capital	456,141	445,930
Retained Earnings	126,523	115,383
Accumulated other comprehensive loss	(44)	(46)

	583,269	561,911
Treasury stock, 17,838 and 13,046 shares of common held at cost	444,134	286,435

Total shareholders’ equity	139,135	275,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$507,220	$564,076

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES	$55,006	$296,617	$122,824	$348,223

OPERATING EXPENSES:
Sales and marketing	1,879	1,561	3,975	3,385
General and administrative	6,126	5,695	12,670	10,716
Patents administration and licensing	18,075	12,804	31,280	22,786
Development	21,193	15,887	42,977	31,897
Arbitration award	16,612	—	16,612	—

	63,885	35,947	107,514	68,784

(Loss) income from operations	(8,879)	260,670	15,310	279,439
OTHER INCOME:
Interest and investment income, net	2,272	3,914	4,905	5,422

(Loss) income before income taxes	(6,607)	264,584	20,215	284,861

INCOME TAX BENEFIT (PROVISION)	2,201	(94,221)	(6,952)	(101,559)

NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(4,406)	$170,363	$13,263	$183,302

NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.09)	$3.13	$0.27	$3.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	46,957	54,397	48,362	54,590

NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.09)	$2.98	$0.26	$3.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	46,957	57,128	50,379	57,358

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,263	$183,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,890	6,693
Deferred revenue recognized	(58,185)	(100,936)
Increase in deferred revenue	116,516	286,215
Deferred income taxes	(16,466)	27,812
Share-based compensation	4,583	2,929
Other	15	(14)
Decrease (increase) in assets:
Receivables	26,341	(95,550)
Deferred charges	1,092	(9,870)
Other current assets	(2,166)	(2,351)
Increase (decrease) in liabilities:
Accounts payable	17,319	1,889
Accrued compensation	(2,027)	(7,133)
Accrued taxes payable	10,619	7,670
Other accrued expenses	109	2,564

Net cash provided by operating activities	120,903	303,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(78,562)	(96,128)
Sales of short-term investments	92,763	65,992
Purchases of property and equipment	(10,826)	(4,484)
Capitalized patent costs	(11,440)	(9,972)
Capitalized technology license costs	(7,800)	—
Long-term investments	(5,000)	—

Net cash used by investing activities	(20,865)	(44,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	3,741	28,316
Payments on long-term debt, including capital lease obligations	(184)	(172)
Repurchase of Common stock	(165,356)	(100,067)
Tax benefit from share-based compensation	3,330	14,317

Net cash used by financing activities	(158,469)	(57,606)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,431)	201,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	166,385	27,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,954	$228,899

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of June 30, 2007, and the results of our operations and cash flows for the three and six months ended June 30, 2007 and 2006. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 1, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K, except for our adoption of Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. A discussion of our adoption of FIN 48 is presented under Note 4. Income Taxes, below.

Our license agreements include provisions for independent periodic audits of license royalties for compliance with terms of the agreement. As a result of such audits, we will from time-to-time recognize additional revenue associated with a cumulative adjustment related to underreporting of royalties by our licensees. Our policy remains that we will only recognize such revenue after all elements of revenue recognition are met. In first half 2007, we recognized $15.7 million of revenue related to audit findings.

New Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define “fair value”, establish a framework for measuring fair value, and expand disclosures about fair value measurements. We are currently assessing the effect, if any, this statement will have on our financial statements or results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities the choice of measuring many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years after November 15, 2007. We are currently assessing the impact, if any, of adopting SFAS 159 on our financial statements or our results of operations.

2. LEGAL ENTITY REORGANIZATION:

On July 2, 2007, for the purpose of reorganizing into a holding company structure, InterDigital Communications Corporation executed a Plan of Reorganization and an Agreement and Plan of Merger (Merger) with InterDigital, Inc., a newly formed Pennsylvania corporation and another newly formed Pennsylvania corporation owned 100% by InterDigital, Inc. As a result of the Merger, InterDigital Communications Corporation became a wholly-owned subsidiary of InterDigital, Inc. These transactions are herein referred to collectively as the “Reorganization.” As a result of the Reorganization, neither the business conducted by InterDigital, Inc. and InterDigital Communications Corporation in the aggregate, nor the consolidated assets and liabilities of InterDigital, Inc. and InterDigital Communications Corporation, in the aggregate, has changed.

By virtue of the Merger, each share of InterDigital Communications Corporation’s outstanding common stock has been converted, on a share-for-share basis, into a share of common stock of InterDigital, Inc. As a result, each shareholder of InterDigital Communications Corporation has become the owner of an identical number of shares of common stock of InterDigital, Inc.

Further, each outstanding stock option and restricted stock unit (RSU) with respect to the acquisition of shares of InterDigital Communications Corporation’s common stock now represents a stock option or RSU, as the case may be, with respect to the acquisition of an identical number of shares of InterDigital, Inc.’s common stock, upon the same terms and conditions as the original stock option or RSU.

The provisions of the articles of incorporation and bylaws of InterDigital, Inc. are the same as those of InterDigital Communications Corporation prior to the Merger. The authorized capital stock of InterDigital, Inc., the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also the same as the capital stock of InterDigital Communications Corporation immediately prior to the Merger. The directors and executive officers of InterDigital, Inc., are the same individuals who were directors and executive officers, respectively, of InterDigital Communications Corporation immediately prior to the Merger.

3. TECHNOLOGY SOLUTIONS AGREEMENTS:

We account for portions of our technology solution agreements using the percentage-of-completion method. During second quarter 2007 and 2006, we recognized related revenue of approximately $0.2 million and $1.5 million, respectively, using the percentage-of-completion method. During first half 2007 and 2006, we recognized related revenue of approximately $1.0 million and $3.4 million, respectively, using the percentage-of-completion method. Our accounts receivable at June 30, 2007 and December 31, 2006 included unbilled amounts of $2.0 million and $1.7 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.

4. INCOME TAXES:

In first half 2007, our effective tax rate was 34% based on the statutory federal tax rate net of permanent differences including a research and development credit associated with our 2007 development activity. During first half 2006, our effective tax rate of 35.7% consisted of the statutory federal rate and $1.8 million from the amortization of foreign deferred tax assets related to foreign source withholding tax payments made in prior years.

During first half 2007, we paid $16.0 million and accrued $15.7 million of foreign source withholding taxes. We established corresponding deferred tax assets related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.

Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under SFAS No. 123(R). However, we cannot predict if, when, or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified thereby reducing the book tax expense in that period.

We adopted FIN 48, on January 1, 2007. As a result of the implementation, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including this cumulative effect adjustment, on January 1, 2007, we had $6.2 million of net federal tax benefits that, if recognized, would reduce our effective income tax rate in the period recognized. There has been no change to our FIN 48 liability from the date of adoption to June 30, 2007, nor do we expect a material change in the next twelve months. The Company and its subsidiaries are subject to U.S. federal income tax, foreign income and withholding taxes, and income taxes from multiple state jurisdictions. The majority of our federal and state tax returns from 1990 through 2006 are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carryforwards. The statute of limitations applicable to our open federal returns will expire between the current year and 2010.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any interest or penalties accrued at June 30, 2007 or December 31, 2006.

5. NET INCOME (LOSS) PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	(In thousands, except per share data)
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net (loss) Income per share - basic:
Net (loss) Income available to Common Shareholders	$(4,406)	46,957	$(0.09)	$170,363	54,397	$3.13
Effect of dilutive options, warrants and RSUs	—	—	—	—	2,731	(0.15)

Net (loss) Income per share - diluted:
Net (loss) Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$(4,406)	46,957	$(0.09)	$170,363	57,128	$2.98

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income per share - basic:
Net Income available to Common Shareholders	$13,263	48,362	$0.27	$183,302	54,590	$3.36
Effect of dilutive options, warrants and RSUs	—	2,017	(0.01)	—	2,768	(0.16)

Net Income per share - diluted:
Net Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$13,263	50,379	$0.26	$183,302	57,358	$3.20

For the three months ended June 30, 2007, the effects of all options and RSU’s were excluded from the computation of diluted earnings per share (EPS) as a result of a net loss reported in the period. For the six months ended June 30, 2007, options to purchase approximately 0.5 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

For the three and six months ended June 30, 2006, options to purchase approximately 0.6 million and 0.7 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

6. LITIGATION AND LEGAL PROCEEDINGS:

Nokia U.S. International Trade Commission Proceeding

On August 7, 2007, two of the Company’s wholly-owned subsidiaries, InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, “InterDigital”) filed a complaint with the U.S. International Trade Commission (USITC) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”). The complaint alleges that Nokia engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G handsets and components that infringe two of InterDigital’s patents. On the same date, InterDigital also filed a complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Nokia’s 3G mobile handsets and components infringe the InterDigital patents identified in InterDigital’s USITC complaint.

InterDigital’s complaint with the USITC seeks an exclusion order that operates to bar from entry into the U.S. infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Nokia’s N75 handset is identified in the complaint as capable of operating with a 3G system and as infringing InterDigital’s patents. InterDigital’s complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

By rule, the USITC has 30 days from the filing of the complaint to decide whether to formally institute an investigation. The typical schedule used by the USITC following the institution of an investigation would result in a trial in June of 2008.

Samsung

Samsung U.S. International Trade Commission Proceeding

In March 2007, InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and InterDigital Technology Corporation (“ITC”) (collectively, “InterDigital,” “we,” or “our”) filed a complaint with the USITC against Samsung Electronics Co. Ltd. (“Samsung Electronics”) and certain of its affiliates (collectively, “Samsung”). The complaint alleges that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007, a fourth patent was added to InterDigital’s complaint. InterDigital’s complaint with the USITC seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Handsets identified in the complaint as capable of operating with a 3G WCDMA system and infringing InterDigital’s patents include: SGH-ZX20; SGH-i607 (also known as the “BlackJack™”); SGH-A707; and SGH-ZX10. InterDigital’s complaint also seeks a cease-and-desist order to bar Samsung from selling infringing products that it holds in inventory in the United States.

In April 2007, the USITC instituted an investigation into whether Samsung engages in the unfair trade practices identified in InterDigital’s complaint. The USITC referred the case (Inv. No. 337-TA-601) to an Administrative Law Judge (“ALJ”). The ALJ has scheduled an evidentiary hearing for the late January 2008 - early February 2008 timeframe, has indicated that it will issue an initial determination by late April 2008, and has set a 15-month target date, such that the USITC will issue its final determination by late July 2008.

Samsung Delaware Proceedings

In addition to the USITC action referenced above, in March 2007, we also filed a complaint in the Delaware District Court alleging that Samsung’s 3G WCDMA handsets infringe the InterDigital patents identified in the original USITC complaint. In May 2007, we filed a motion with the Delaware District Court to include a fourth patent under the complaint. Our Delaware District Court proceeding against Samsung parallels the Samsung USITC action referenced above (case no. No. 337-TA-601).

In March 2007, Samsung Telecommunications America LLP (“Samsung Telecommunications”) and Samsung Electronics (collectively, “Samsung”) filed an action against InterDigital Communications Corporation (now “InterDigital Communications, LLC”), ITC and another affiliate, Tantivy Communications, Inc. (collectively, “InterDigital,” “we,” or

“our”), in the Delaware District Court, alleging that InterDigital has refused to comply with our alleged contractual obligations to be prepared to license our patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and that InterDigital has allegedly engaged in unfair business practices. Samsung seeks damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable; (ii) Samsung has a right to practice InterDigital’s intellectual property as a result of an alleged license from QUALCOMM Incorporated; (iii) nine of InterDigital’s patents are invalid and/or not infringed by Samsung; and (iv) InterDigital must offer Samsung a license on FRAND terms. InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter.

In June 2007, the Delaware District Court entered two Stipulated Orders staying both of the Delaware District Court proceedings between InterDigital and Samsung. Both Stipulated Orders were agreed to by the parties. One of the Stipulated Orders stays InterDigital’s Delaware District Court proceeding against Samsung Electronics Co., Ltd. until the USITC’s determination becomes final. The other Stipulated Order stays Samsung Telecommunications’ Delaware District Court proceeding against InterDigital until September 14, 2007. In addition, although the parties are not limited in pursuing any legal actions with regard to any existing legal proceedings between them or their affiliates, it was agreed by the parties that any new proceeding brought by InterDigital or Samsung Telecommunications against the other party on or before September 14, 2007 would automatically terminate the stay in Samsung Telecommunications’ Delaware District Court proceeding against InterDigital.

Federal

On May 16, 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and ITC (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. On June 30, 2007, InterDigital notified Federal that it had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

On June 2, 2007, Federal moved to confirm the Award in the United States District Court for the Eastern District of Pennsylvania. On June 20, 2007, InterDigital filed an opposition to Federal’s motion to confirm the arbitration Award and a cross motion to vacate a portion of the Award, totaling approximately $14.5 million, on the ground that the Arbitrator exceeded the scope of her authority. InterDigital also moved the Court to stay confirmation of the Award pending adjudication of InterDigital’s recoupment defense whereby InterDigital is seeking to recoup the full amount of the Award based on Federal’s bad faith breach of its contractual and fiduciary duties to InterDigital. On July 11, 2007, the Court heard oral arguments on Federal’s motion to confirm the Award, InterDigital’s opposition thereto, InterDigital’s cross motion to vacate the Award, and to stay confirmation pending adjudication of InterDigital’s recoupment defense. The Court has not yet ruled on these pending motions.

We have recorded an expense of approximately $16.6 million in second quarter 2007 which represents the total amount of the Award less the amount of a previously accrued liability of 3.4 million.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time-to-time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

We and our licensees, in the normal course of business, have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties.

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following actions with Nokia Corporation and Nokia, Inc. (collectively, “Nokia”):

Nokia ICC Arbitration

In November 2006, we filed a Request for Arbitration with the ICC against Nokia, claiming that certain materials provided by us to Nokia are confidential and, as a result, may not be used by Nokia in the Delaware Proceeding pursuant to the parties’ agreement. The Arbitral Tribunal has been fully constituted. In July 2007, Nokia submitted a motion to the Arbitral Tribunal seeking a determination that all or part of the parties’ dispute is not arbitrable. We filed an opposition to Nokia’s motion regarding arbitrability. The motion is currently pending before the Arbitral Tribunal. The Arbitral Tribunal has indicated that it may be available for an evidentiary hearing, if necessary, during December 2007 and January 2008.

Nokia UK Actions

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard. Trial in this action is scheduled for fourth quarter 2007. In December 2006, ITC filed a claim in the same court against Nokia seeking a Declaration that thirty-five UMTS European Patents registered in the UK and declared by Nokia to be Essential IPR for the 3GPP Standard are not in fact essential. Nokia has withdrawn its application to strike out (i.e., dismiss), or alternatively to stay, this action. Trial in this action is scheduled for fourth quarter 2008.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business, including claims by us for insurance coverage involving the Nokia Delaware Proceeding. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

7. REPURCHASE OF COMMON STOCK:

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. In May 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program of $100 million and $150 million, respectively, to a total of $350 million. During first half 2007, we completed this program through the repurchase of 4.8 million shares of common stock for $157.7 million, bringing the cumulative repurchase totals to 11.3 million shares at a cost of $350 million.

8. COMPREHENSIVE INCOME (LOSS):

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2007	2006
Net (loss) income	$(4,406)	$170,363
Unrealized loss on investments	(30)	(25)

Total comprehensive (loss) income	$(4,436)	$170,338

	For the Six Months Ended June 30,
	2007	2006
Net income	$13,263	$183,302
Unrealized gain on investments	2	9

Total comprehensive income	$13,265	$183,311

9. INVESTMENTS IN OTHER ENTITIES:

In first half 2007, we made a $5 million investment for a non-controlling interest of another entity. We do not have significant influence over the investee and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the entity reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.

10. INSURANCE REIMBURSEMENT:

In first quarter 2007, we received a $1.7 million insurance payment to reimburse us for a portion of our defense costs in our litigation with Nokia. This amount reduced our patent administration and licensing expenses for first half 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital, Inc.’s, (collectively with its subsidiaries referred to as “InterDigital,” “the Company,” “we,” “us” and “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007, other reports filed with the SEC, and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the quarter ended June 30, 2007.

Samsung Legal Proceedings

In August 2006, an arbitral tribunal (“Tribunal”) from the International Chamber of Commerce (“ICC”) awarded us approximately $134 million in past royalties plus interest from Samsung Electronics Co. Ltd. (“Samsung”) associated with their past sales of product sold under a 1996 patent license agreement (“Award”). The Samsung Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Samsung has a prepayment balance of approximately $6 million available to reduce the amounts due.

In September 2006, we filed an action in the U.S. District Court for the Southern District of New York seeking judicial confirmation of the Samsung Award. Samsung filed an opposition to the confirmation action, including filing a cross-petition to vacate or modify the Samsung Award and to stay the Samsung Award. Those motions have been fully briefed and await a hearing or decision from the court.

In October 2006, Samsung filed a request for a new ICC arbitration proceeding relating to the ongoing patent royalty dispute between Samsung and InterDigital (“Samsung 3rd Arbitration”). In the Samsung 3rd Arbitration, Samsung seeks to have a new arbitration panel determine new royalty rates for certain sales based on our April 2006 settlement of a dispute with Nokia Corporation (the Nokia Settlement), which implemented a June 2005 award from a separate arbitration with Nokia. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the tribunal in the arbitration for that period. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement. We will not record any revenue from Samsung related to this matter until all criteria for revenue recognition have been met.

In addition to the above arbitration and litigation proceedings with Samsung, we have other legal proceedings with Samsung pending. These matters include complaints filed against Samsung by us with both the U.S. International Trade Commission (“USITC”) and the United States District Court for the District of Delaware, and a complaint Samsung has filed against us with the United States District Court for the District of Delaware.

Federal Arbitration Award

On May 16, 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and ITC (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. On June 30, 2007, InterDigital notified Federal that it had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the reimbursement. Federal has moved to enforce the award and we have raised several defenses against their motion. We have recorded an expense of approximately $16.6 million in second quarter 2007 which represents the total amount of the Award less the amount of the previously accrued liability.

Repurchase of Common Stock

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. In May 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program of $100 million and $150 million, respectively, to a total of $350 million. During first half 2007, we completed this program through the repurchase of 4.8 million shares of common stock for $157.7 million, bringing the cumulative repurchase totals to 11.3 million shares at a cost of $350 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2006 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K. There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K other than our adoption of FIN 48 Accounting for Uncertainty in Income Taxes.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define “fair value,” establish a framework for measuring fair value, and expand disclosures about fair value measurements. We are currently assessing the effect, if any, this statement will have on our financial statements or our results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the choice of measuring many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years after November 15, 2007. We are currently assessing the impact, if any, of adopting SFAS 159 on our financial statements or our results of operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $120.9 million in first half 2007 compared to $303.2 million in the first half 2006. The positive operating cash flow in first half 2007 arose principally from receipts of approximately $206.2 million related to 2G and 3G patent licensing agreements. These receipts included the second of three $95 million payments from LG Electronics (“LG”), a new prepayment of $23.5 million from an existing licensee, and $21.2 million of prepayments and $66.5 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $93.0 million, cash payments for foreign source withholding taxes of $16.0 million and changes in working capital during the first half 2007. The positive operating cash flow in first half 2006 arose principally from receipts of approximately $436.5 million related to 2G and 3G patent licensing agreements. These receipts included $253 million from Nokia, $95 million from LG, $45.4 million of current royalty payments from existing licensees and $43.2 million of new prepayments or fixed fee payments from existing licensees. These receipts were partially offset by cash operating expenses of $59.2 million, cash payments for foreign source withholding taxes of $28.5 million, an estimated federal tax payment of $23 million and changes in working capital during first half 2006.

Our combined short-term and long-term deferred revenue balance at June 30, 2007 was $289.9 million, a $58.3 million increase from December 31, 2006. In first half 2007, we recorded gross increases in deferred revenue of $116.5 million. This amount consisted of, $95.0 million related to an accrued receivable due from LG in first quarter 2008, and $21.5 million related to new prepayments from six other existing licensees. These increases were offset, in part, by first half 2007 deferred revenue recognition of $37.3 million related to the amortization of fixed-fee royalty payments, $20.6 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees), and the recognition of deferred revenue related to technology solutions agreements. We have no material obligations associated with our deferred revenue balances.

Based on current agreements, we expect the amortization of fixed-fee royalty payments and the recognition of deferred technology solutions revenue to reduce our June 30, 2007 deferred revenue balance of $289.9 million by $74.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against remaining prepaid balances.

In first half 2007, we used $20.9 million in investing activities compared to $44.6 million in first half 2006. We sold $14.2 million of short-term marketable securities, net of purchases, in first half 2007. We purchased $30.1 million of short-term marketable securities, net of sales, in first half 2006. This change resulted primarily from the need to fund share repurchases in first half 2007. Purchases of property and equipment increased to $10.8 million in first half 2007 from $4.5 million in the first half 2006 due to continued investment in both development tools and engineering related network infrastructure and systems. We paid $7.8 million in first half 2007 toward technology licenses necessary to complete our 2G/3G dual-mode modem ASIC offering. We also made an equity investment of $5.0 million in Kineto Wireless in first half 2007. Investment costs associated with patents increased from $10.0 million in first half 2006 to $11.4 million in first half 2007. This increase reflects a higher level of patenting activity over the past several years, combined with the delay between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.

Net cash used in financing activities in first half 2007 was $158.5 million compared to $57.6 million in first half 2006. The use of cash in financing activities in first half 2007 was primarily due to our investment of $165.4 million to repurchase outstanding shares of our common stock compared to $100.1 million to fund first half 2006 repurchases. We received proceeds from option and warrant exercises of $3.7 million and $28.3 million in first half 2007 and 2006, respectively. In first half 2007 and 2006, we recorded tax benefits of $3.3 million and $14.3 million, respectively, related to share based compensation.

We had 3.7 million and 4.0 million options outstanding at June 30, 2007 and December 31, 2006, respectively, which had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $45.1 million and $48.8 million of cash proceeds to the Company if they had been fully exercised.

As of June 30, 2007, we had $191.6 million of cash, cash equivalents and short-term investments, compared to $264.0 million at December 31, 2006. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) decreased to $111.1 million at June 30, 2007 from $139.7 million at December 31, 2006. This $28.6 million decrease is primarily due to a $26.3 million decrease in accounts receivable associated with the collection of royalty prepayments in first half 2007 and increases in accounts payable, accrued expenses and taxes payable.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (“Credit Agreement”). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. At our option, borrowings under the Credit Agreement will bear interest at LIBOR plus 75-90 basis points, depending on the level of borrowing under the credit facility, or under certain conditions at the prime rate or if higher, 50 basis points above the Federal Funds Rate. The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require us to (i) maintain certain minimum cash and short-term investment levels of 1.15 times outstanding borrowings subject to adjustments defined in the agreement, (ii) maintain minimum financial performance requirements as measured by our income or loss before taxes, with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and/or liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases.

On July 2, 2007, as a result of the Company’s internal corporate reorganization, InterDigital Communications Corporation, the Company, the Subsidiary Guarantors party thereto, the Lenders and Bank of America, N.A., as Administrative Agent and L/C Issuer, entered into a First Amendment, Consent and Joinder to Credit Agreement. As of June 30, 2007 and December 31, 2006, we did not have any amounts outstanding under the Credit Agreement.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets over the balance of 2007. We are capable of supporting these and other operating cash requirements for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the above-noted Credit Agreement, as amended. Any payment associated with the Federal arbitration award (See, “— Litigation and Legal Proceedings, Federal “) should not prevent us from supporting our operating requirements for the near future. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities. However, we continue to consider adding prudent levels of debt to our capital structure to help reduce our weighted average cost of capital and further enhance shareholder value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

Second Quarter 2007 Compared to Second Quarter 2006

Revenues

The following table compares second quarter 2007 revenues to revenues in the comparable period from the prior year (in millions):

	Second Quarter 2007	Second Quarter 2006
Per-unit royalty revenue	$34.0	$34.4
Fixed-fee and amortized royalty revenue	18.6	20.5

Recurring patent licensing royalties	52.6	54.9
Past infringement and other non-recurring royalties	1.8	240.0

Total patent licensing royalties	54.4	294.9
Technology solution revenue	0.6	1.7

Total Revenue	$55.0	$296.6

Revenues in second quarter 2007 were $55.0 million compared to $296.6 million in second quarter 2006. Second quarter 2006 revenues include $240.0 million related to the second quarter 2006 resolution of patent licensing matters with Nokia and Panasonic.

Recurring patent licensing royalties in second quarter 2007 were $52.6 million, compared to $54.9 million in second quarter 2006. The decline in recurring patent licensing royalties was driven by the absence of recurring 2G royalties from Ericsson and Sony Ericsson, for which they have no further 2G royalty obligations under their respective patent license agreements, and was partly offset by a $3.4 million increase in recurring royalties from other licensees.

Technology solution revenue decreased to $0.6 million in second quarter 2007 compared to $1.7 million in second quarter 2006. The decline in technology solution revenue is due primarily to reduced activity under a development agreement with NXP that is nearing completion.

During second quarter 2007, 66% of our recurring revenue, or $35.3 million, was from licensees that accounted for 10% or more of this amount and included LG (27%), Sharp Corporation of Japan (21%) and NEC Corporation of Japan (18%).

Operating Expenses

Excluding a $16.6 million charge related to an arbitration award associated with our dispute with Federal, operating expenses increased 32% to $47.3 million in second quarter 2007 from $35.9 million in second quarter 2006. The $11.4 million increase was due to the following net changes in expenses (in millions):

Increase/(Decrease)
Patent litigation and arbitration	$6.0
Consulting services	2.9
Patent maintenance	1.0
Depreciation and amortization	1.6
Personnel related costs	0.9
Long term compensation	0.6
Commissions	(2.4)
Other	0.8

Total Increase in Operating Expense	$11.4

Patent litigation and arbitration increased primarily due to our U.S. International Trade Commission action against Samsung and increased activity in our disputes with Nokia. Consulting services and other personnel costs increased primarily due to the need for additional internal and external resources to complete the development of our 2G/3G dual mode modem ASIC offering. Patent amortization and patent maintenance costs both increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Depreciation and amortization increased due to the recent acquisition of tools and technology licenses to develop or complete a 2G/3G dual mode modem ASIC offering. Long-term compensation increased primarily due to the effect of overlapping RSU cycles in 2007. These increases to operating expenses were partly offset by a $2.4 million decrease in commission expense.

The following table summarizes the change in operating expenses by category (in millions):

	Second Quarter 2007	Second Quarter 2006	Increase
Sales and marketing	$1.9	$1.5	$0.4	20%
General and administrative	6.1	5.7	0.4	8
Patents administration and licensing	18.1	12.8	5.3	41
Development	21.2	15.9	5.3	33
Arbitration award	16.6	—	16.6	n/a

Total Operating Expense	$63.9	$35.9	$28.0	78%

Sales and Marketing Expense: The increase in sales and marketing expense was primarily due to increased consulting costs ($0.1 million) and overlapping RSU cycles ($0.1 million).

General and Administrative Expense: The increase in general and administrative expense was primarily due to increased legal and consulting services primarily associated with our legal entity reorganization ($0.2 million) and personnel costs ($0.3 million) associated with wage inflation, overlapping RSU cycles and temporary personnel.

Patents Administration and Licensing Expense: Patent administration and license costs increased due to increases in patent litigation and arbitration ($6.0 million), patent maintenance costs ($1.0 million) and increased amortization costs ($0.3 million). These increases were partly offset by a $2.4 million decrease in commission expense.

Development Expense: The increase in development expense was primarily attributable to the development of our 2G/3G dual mode modem ASIC offering, including increased consulting services ($2.7 million) and depreciation and amortization of development tools and technology licenses ($1.4 million). Overlapping RSU cycles and other personnel costs also contributed $0.8 million to this increase.

Interest and Investment Income, Net

Net interest and investment income of $2.3 million in second quarter 2007 decreased $1.6 million or 42% from $3.9 million in second quarter 2006. The decrease primarily resulted from lower investment balances in second quarter 2007 due to the recent completion of our share repurchase program.

Income Taxes

Our effective tax rate was 33.3% in second quarter 2007 based on the statutory federal tax rate net of permanent differences including an estimated research and development credit associated with our 2007 development activity. This effective rate could change in future quarters based on changes in our expected taxable income, tax credits, and other tax items for 2007. Our income tax provision in second quarter 2006 reflected a 35.6% effective tax rate. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign withholding tax payments made in prior years.

First Half 2007 Compared to First Half 2006

Revenues

The following table compares first half 2007 revenues to revenues in the comparable period from the prior year (in millions):

	First Half 2007	First Half 2006
Per-unit royalty revenue	$72.7	$64.5
Fixed-fee and amortized royalty revenue	37.3	40.0

Recurring patent licensing royalties	110.0	104.5
Past infringement and other non-recurring royalties	11.2	240.0

Total patent licensing royalties	121.2	344.5
Technology solution revenue	1.6	3.7

Total Revenue	$122.8	$348.2

Revenues were $122.8 million in first half 2007, compared to $348.2 million in first half 2006. First half 2006 revenues included $240.0 million of non-recurring revenue related to the Nokia and Panasonic matters while first half 2007 revenues included $11.2 million of non-recurring revenue associated with prior period sales of Sony Ericsson’s covered 2G products identified in a routine audit.

Recurring patent license royalties were $110.0 million in first half 2007, up from $104.5 million in first half 2006. The decline in recurring patent licensing royalties was driven by the absence of recurring 2G royalties from Ericsson and the conclusion of recurring 2G royalties from Sony Ericsson, for which they have no further 2G royalty obligations under their respective patent license agreements, and was more than offset by a $9.1 million increase in recurring royalties from other licensees.

Technology solution revenue decreased to $1.6 million in first half 2007 compared to $3.7 million in first half 2006. The decline in technology solution revenue is due primarily to reduced activity under a development agreement with NXP that is nearing completion and the completion of deliverables under an agreement with General Dynamics.

During first half 2007, 62% of our recurring revenue, or $69.6 million, was from licensees that accounted for 10% or more of this amount and included LG (25%), Sharp Corporation of Japan (20%) and NEC Corporation of Japan (17%).

Operating Expenses

Excluding a $16.6 million charge related to an arbitration award associated with our dispute with Federal, operating expenses increased 32% to $90.9 million in first half 2007 from $68.8 million in first half 2006. The $22.1 million increase was due to the following net changes in expenses (in millions):

Increase/(Decrease)
Patent litigation and arbitration	$7.6
Consulting services	6.9
Depreciation and amortization	3.0
Patent maintenance	2.4
Personnel related costs	2.1
Long term compensation	1.8
Commissions	(2.7)
Other	1.0

Total Increase in Operating Expense	$22.1

Patent litigation and arbitration increased primarily due to our U.S. International Trade Commission action against Samsung and increased activity in our disputes with Nokia. Consulting services and other personnel costs increased primarily due to the need for additional internal and external resources to complete the development of our 2G/3G dual mode modem ASIC offering. Patent amortization and patent maintenance costs both increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Depreciation and amortization increased due to the recent acquisition of tools and technology licenses to develop or complete a 2G/3G dual mode modem ASIC offering. Long-term compensation increased primarily due to the effect of overlapping RSU cycles in 2007. These increases to operating expenses were partly offset by a $2.7 million decrease in commission expense.

The following table summarizes the change in operating expenses by category (in millions):

	First Half 2007	First Half 2006	Increase
Sales and marketing	$4.0	$3.4	$0.6	17%
General and administrative	12.6	10.7	1.9	18
Patents administration and licensing	31.3	22.8	8.5	37
Development	43.0	31.9	11.1	35
Arbitration award	16.6	—	16.6	n/a

Total Operating Expense	$107.5	$68.8	$38.7	56%

Sales and Marketing Expense: The increase in sales and marketing expense was due to increased travel and consulting costs ($0.3 million) primarily associated with the advanced marketing of our 2G/3G dual mode modem ASIC offering and overlapping RSU cycles ($0.2 million).

General and Administrative Expense: The increase in general and administrative expense was primarily due to increased legal and consulting services primarily associated with our legal entity reorganization ($0.9 million) and personnel costs ($0.9 million) associated with wage inflation, overlapping RSU cycles and temporary personnel.

Patents Administration and Licensing Expense: Patent administration and license costs increased due to increases in patent litigation and arbitration ($7.6 million), patent maintenance costs ($2.4 million) and increased amortization costs ($0.5 million). These increases were partly offset by a $2.7 million decrease in commission expense.

Development Expense: The increase in development expense was primarily attributable to the development of our 2G/3G dual mode modem ASIC offering, including increased consulting services ($5.9 million) and depreciation and amortization of development tools and technology licenses ($2.5 million). Overlapping RSU cycles and other personnel costs also contributed $2.1 million to this increase.

Interest and Investment Income, Net

Net interest and investment income of $4.9 million in first half 2007 decreased $0.5 million or 10% from $5.4 million in first half 2006. The decrease primarily resulted from lower investment balances in first half 2007 due to the recent completion of our share repurchase program.

Income Taxes

Our effective tax rate was 34.4% in first half 2007 based on the statutory federal tax rate net of permanent differences including an estimated research and development credit associated with our 2007 development activity. This effective rate could change in future quarters based on changes in our expected taxable income, tax credits, and other tax items for 2007. Our income tax provision in first half 2006 reflected a 35.7% effective tax rate. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign withholding tax payments made in prior years.

Expected Trends

We expect solid recurring royalties in third quarter 2007 from our diverse base of licensees as the sales of 3G products by our licensees continue to grow. We will provide an update on our expectation for third quarter 2007 revenue shortly, after we receive and review the applicable royalty reports and update our forecasts on anticipated revenue from work associated with technology solution agreements.

Our operating expenses, excluding patent arbitration or litigation costs, in the second quarter were slightly lower than we had expected given a slight shift in the timing of some expenses related to our ASIC program. We now expect to incur those expenses in third quarter, contributing to an increase in the 5 to 10 percent range over comparable second quarter 2007 operating expense and subsequently leveling out for the balance of the year. We believe that patent arbitration and litigation costs will continue to increase over the remainder of the year although the actual level will be dependent upon the amount of activity associated with these matters. Lastly, our book tax rate for the second half of the year will be dependent upon the relative proportions of our full year profitability and investment tax credits in 2007, but is expected to approximate 34%.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Words such as “anticipate,” “expect,” “will,” “believe,” “could,” “would,” “dependent upon,” “assessing,” “should not,” “anticipate,” “near future,” “may,” “continue to” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i) The Samsung arbitration and enforcement proceedings; (ii) The potential effects of SFAS No. 157 and FAS 159 on the our financial statements or results of operations, if any; (iii) Our amortization of fixed-fee royalty payments over the second half of 2007 reducing our June 30, 2007 deferred revenue balance; (iv) Additional reductions to deferred revenue; (v) Modest growth in operating cash needs in the remainder of 2007; (vi) Our ability to support our near-term operating cash requirements; (vii) The impact of any payment associated with the Federal arbitration award on our ability to meet our near-term operating requirements; (viii) Our needs and plans to introduce debt into our capital structure; (ix) Third quarter and remainder of 2007 operating expenses (excluding patent arbitration and litigation costs), patent arbitration and litigation costs, and our book tax rate for the second half of 2007; (x) Third quarter 2007 revenue; (xi) Our effective tax rate; (xii) Arbitration and litigation expenses for the remainder of 2007; and (xiii) Third quarter 2007 recurring royalties.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-Q, including “Item 1A - Risk Factors,” and in our Form 10-K for the year ended December 31, 2006, before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2006 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia U.S. International Trade Commission Proceeding

On August 7, 2007, two of the Company’s wholly-owned subsidiaries, InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, “InterDigital”) filed a complaint with the U.S. International Trade Commission (USITC) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”). The complaint alleges that Nokia engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G handsets and components that infringe two of InterDigital’s patents. On the same date, InterDigital also filed a complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Nokia’s 3G mobile handsets and components infringe the InterDigital patents identified in InterDigital’s USITC complaint.

InterDigital’s complaint with the USITC seeks an exclusion order that operates to bar from entry into the U.S. infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Nokia’s N75 handset is identified in the complaint as capable of operating with a 3G system and as infringing InterDigital’s patents. InterDigital’s complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

By rule, the USITC has 30 days from the filing of the complaint to decide whether to formally institute an investigation. The typical schedule used by the USITC following the institution of an investigation would result in a trial in June of 2008.

Samsung

Samsung U.S. International Trade Commission Proceeding

In March 2007, InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and InterDigital Technology Corporation (“ITC”) (collectively, “InterDigital,” “we,” or “our”) filed a complaint with the USITC against Samsung Electronics Co. Ltd. (“Samsung Electronics”) and certain of its affiliates (collectively, “Samsung”). The complaint alleges that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007, a fourth patent was added to InterDigital’s complaint. InterDigital’s complaint with the USITC seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Handsets identified in the complaint as capable of operating with a 3G WCDMA system and infringing InterDigital’s patents include: SGH-ZX20; SGH-i607 (also known as the “BlackJack™”); SGH-A707; and SGH-ZX10. InterDigital’s complaint also seeks a cease-and-desist order to bar Samsung from selling infringing products that it holds in inventory in the United States.

In April 2007, the USITC instituted an investigation into whether Samsung engages in the unfair trade practices identified in InterDigital’s complaint. The USITC referred the case (Inv. No. 337-TA-601) to an Administrative Law Judge (“ALJ”). The ALJ has scheduled an evidentiary hearing for the late January 2008 - early February 2008 timeframe, has indicated that it will issue an initial determination by late April 2008, and has set a 15-month target date, such that the USITC will issue its final determination by late July 2008.

Samsung Delaware Proceedings

In addition to the USITC action referenced above, in March 2007, we also filed a complaint in the Delaware District Court alleging that Samsung’s 3G WCDMA handsets infringe the InterDigital patents identified in the original USITC complaint. In May 2007, we filed a motion with the Delaware District Court to include a fourth patent under the complaint. Our Delaware District Court proceeding against Samsung parallels the Samsung USITC action referenced above (case no. No. 337-TA-601).

In March 2007, Samsung Telecommunications America LLP (“Samsung Telecommunications”) and Samsung Electronics (collectively, “Samsung”) filed an action against InterDigital Communications Corporation (now “InterDigital Communications, LLC”), ITC and another affiliate, Tantivy Communications, Inc. (collectively, “InterDigital,” “we,” or

“our”), in the Delaware District Court, alleging that InterDigital has refused to comply with our alleged contractual obligations to be prepared to license our patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and that InterDigital has allegedly engaged in unfair business practices. Samsung seeks damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable; (ii) Samsung has a right to practice InterDigital’s intellectual property as a result of an alleged license from QUALCOMM Incorporated; (iii) nine of InterDigital’s patents are invalid and/or not infringed by Samsung; and (iv) InterDigital must offer Samsung a license on FRAND terms. InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter.

In June 2007, the Delaware District Court entered two Stipulated Orders staying both of the Delaware District Court proceedings between InterDigital and Samsung. Both Stipulated Orders were agreed to by the parties. One of the Stipulated Orders stays InterDigital’s Delaware District Court proceeding against Samsung Electronics Co., Ltd. until the USITC’s determination becomes final. The other Stipulated Order stays Samsung Telecommunications’ Delaware District Court proceeding against InterDigital until September 14, 2007. In addition, although the parties are not limited in pursuing any legal actions with regard to any existing legal proceedings between them or their affiliates, it was agreed by the parties that any new proceeding brought by InterDigital or Samsung Telecommunications against the other party on or before September 14, 2007 would automatically terminate the stay in Samsung Telecommunications’ Delaware District Court proceeding against InterDigital.

Federal

On May 16, 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and ITC (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. On June 30, 2007, InterDigital notified Federal that it had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

On June 2, 2007, Federal moved to confirm the Award in the United States District Court for the Eastern District of Pennsylvania. On June 20, 2007, InterDigital filed an opposition to Federal’s motion to confirm the arbitration Award and a cross motion to vacate a portion of the Award, totaling approximately $14.5 million, on the ground that the Arbitrator exceeded the scope of her authority. InterDigital also moved the Court to stay confirmation of the Award pending adjudication of InterDigital’s recoupment defense whereby InterDigital is seeking to recoup the full amount of the Award based on Federal’s bad faith breach of its contractual and fiduciary duties to InterDigital. On July 11, 2007, the Court heard oral arguments on Federal’s motion to confirm the Award, InterDigital’s opposition thereto, InterDigital’s cross motion to vacate the Award, and to stay confirmation pending adjudication of InterDigital’s recoupment defense. The Court has not yet ruled on these pending motions.

We have recorded an expense of approximately $16.6 million in second quarter 2007 which represents the total amount of the Award less the amount of a previously accrued liability of $3.4 million.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time-to-time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

We and our licensees, in the normal course of business, have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties.

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following actions with Nokia Corporation and Nokia, Inc. (collectively, “Nokia”):

Nokia ICC Arbitration

In November 2006, we filed a Request for Arbitration with the ICC against Nokia, claiming that certain materials provided by us to Nokia are confidential and, as a result, may not be used by Nokia in the Delaware Proceeding pursuant to the parties’ agreement. The Arbitral Tribunal has been fully constituted. In July 2007, Nokia submitted a motion to the Arbitral Tribunal seeking a determination that all or part of the parties’ dispute is not arbitrable. We filed an opposition to Nokia’s motion regarding arbitrability. The motion is currently pending before the Arbitral Tribunal. The Arbitral Tribunal has indicated that it may be available for an evidentiary hearing, if necessary, during December 2007 and January 2008.

Nokia UK Actions

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard. Trial in this action is scheduled for fourth quarter 2007. In December 2006, ITC filed a claim in the same court against Nokia seeking a Declaration that thirty-five UMTS European Patents registered in the UK and declared by Nokia to be Essential IPR for the 3GPP Standard are not in fact essential. Nokia has withdrawn its application to strike out (i.e., dismiss), or alternatively to stay, this action. Trial in this action is scheduled for fourth quarter 2008.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business, including claims by us for insurance coverage involving the Nokia Delaware Proceeding. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

Item 1A. RISK FACTORS.

There have been no material changes in our risk factors as previously described in our 2006 Form 10-K with the exception of the following:

(i)	The following risk factors represents an updated version of the corresponding risk factor contained in our 2006 Form 10-K:

The Impact of Potential Domestic Patent Reform Legislation, USPTO Reforms, Imposed International Patent Rules and Third Party Legal Proceedings May Impact Our Patent Prosecution and Licensing Strategies.

Changes to certain US patent laws and regulations may occur in the future, some or all of which may impact our patent costs and the scope of future patent coverage we secure, and may require us to re-evaluate and modify our patent prosecution and patent licensing strategies. Specifically, the USPTO has proposed modifications to the current U.S. patent rules that could change, among other things, the current US practice with regard to continuation applications. The U.S. Congress is also considering modification of select patent laws relating to, among other things, how patent damages are calculated and the procedures for challenging issued patents. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license. In addition, the potential effect of rulings in legal proceedings between third parties may impact our licensing program. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes.

We Rely on Relationships with Third Parties to Develop and Deploy Products.

The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other industry participants. With respect to FDD products for example, our product plan contemplates that these third parties will permit us to have access to product capability, markets, and additional libraries of technology. We currently have two semiconductor partners, Infineon, in our FDD protocol stack technology development effort and NXP for a 3G solution. Delays or failure to enter into additional partnering relationships to facilitate other technology development efforts or delays or failure to enter into technology licensing agreements to secure integration of additional functionality, could impair our ability to introduce into the market, portions of our technology and resulting products, cause us to miss critical market windows, or remain competitive.

The Price of Our Common Stock Could Continue to be Volatile.

Historically, we have had large fluctuations in the price of our common stock and such fluctuations could continue. From January 1, 2003 to December 31, 2006, our common stock has traded as low as $11.65 per share and as high as $36.91 per share. Factors that may contribute to fluctuations in our stock price include, but are not limited to, general stock market conditions, general market conditions for the wireless communications industry, investor perceptions as to the likelihood of achievement of near-term goals changes in market share of significant licensees, announcements concerning litigation, arbitration and other legal proceedings in which we are involved, announcements concerning licensing and product matters, and our operating results.

Our Future Financial Condition and Operating Results Could Fluctuate Significantly.

Our financial condition and operating results have fluctuated significantly in the past and might fluctuate significantly in the future. Many of the factors causing such quarterly and/or annual fluctuations are not within our control. Our financial condition and operating results could continue to fluctuate because (i) our licensing revenues are currently dependent on sales by our licensees which are outside of our control and which could be negatively impacted by a variety of factors including global economic conditions, buying patterns of end users, competition for our licensees’ products, and any decline in the sale prices our licensees receive for their covered products; (ii) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, changes to the Standards and patent laws and regulations, and adverse court or arbitration decisions; (iii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, and the timing, nature or amount of revenues associated with strategic partnerships; (iv) we may not be able to enter into additional or expanded strategic partnerships or license agreements, either at all or on acceptable terms; and (v) our markets are subject to increased competition from other products and technologies. In addition, our operating results also could be affected by (i) general economic and other conditions that cause a downturn in the market for the customers of our products or technologies; and (ii) increased expenses which could result from factors such as increased litigation and arbitration costs, actions designed to keep pace with technology and product market targets, and strategic investments. Further, due to the fact that our expenses are relatively fixed, variations in revenue from a small number of customers could cause our operating results to vary from quarter to quarter. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

Additionally, over time, our 2G licensing revenue is expected to be impacted negatively by the decline of the 2G market coupled with the expiration of certain ongoing royalty and other payment obligations and revenue recognition, which began in 2006 and is expected to continue. For example, the amortization of $53 million of royalty payments associated with our 2G patent license agreement with NEC was completed in February 2006. In addition, Ericsson’s and Sony Ericsson made their last payments under their respective 2G/2.5G patent license agreements in first half 2007.

Further, through December 31, 2006, we recognized as revenue all of the $18.0 million relating to our deliverables and maintenance obligations under the Mobile User Objective System (MUOS) program for the U.S. military under our amended agreement with General Dynamics. In 2006, we recognized $1.8 million of revenue related to this agreement.

Our revenue and cash flow also could be affected by: (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms we expect or a decline in the financial condition of any licensee; and (ii) the failure of 2G/2.5G and 3G sales to meet market forecasts due to global economic conditions, political instability, competitive technologies, or otherwise.

(ii)	In the first quarter of 2007, NEC gave notice of its intent to enforce the MFL provision under its narrowband CDMA and 3G patent license agreement with InterDigital Technology Corporation, the Company’s wholly-owned subsidiary. The parties entered into an Amendment to Patent License Agreement in July 2007 (“NEC Amendment”) to, among other things, gradually reduce the rates applicable to sales of covered products under that Agreement and eliminate NEC’s most favored licensee rights applicable to such products. The NEC Amendment is being filed herewith as Exhibit 10.94. Accordingly, the dispute with NEC concerning the MFL provision is resolved, and the risks that had existed by virtue of the pendency of such dispute, as discussed in the Risk Factors included in our 2006 Form 10-K captioned “Our License Agreements Contain Provisions that Could Impair Our Ability to Realize Licensing Revenues” and “Our Revenues Are Derived Primarily from a Small Number of Patent Licensees,” are no longer applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during second quarter 2007:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	314,918	$32.04	314,918	$—
May 1, 2007 - May 31, 2007	—	$—	—	$—
June 1, 2007 - June 30, 2007	—	$—	—	$—

Total	314,918	$32.04	314,918	$—	(2)

(1)	In March 2006, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock from time-to-time through open-market purchases, prearranged plans or privately negotiated transactions (Repurchase Program). The amount and timing of purchases were based on a variety of factors including share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. In May 2006, we announced that the Board of Directors expanded the Repurchase Program, by an additional $100 million, to a total of $200 million, and in December 2006, we announced that the Board of Directors increased the Repurchase Program by an additional $150 million to a total of $350 million.

(2)	As of April 5, 2007, we completed the Repurchase Program through the repurchase of a total of 11.3 million shares of our common stock at a total cost of approximately $350 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 2007 Annual Meeting of Shareholders (the Meeting) held on June 7, 2007, our Shareholders elected Messrs. Robert S. Roath and Robert W. Shaner as directors of the Company and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the year ending December 31, 2007. Our Shareholders elected Mr. Roath as a director by a vote of 28,133,786 shares in favor and 13,014,123 shares withheld. Our Shareholders elected Mr. Shaner as a director by a vote of 28,566,743 shares in favor and 12,581,166 shares withheld. Messrs. D. Ridgely Bolgiano, Harry G. Campagna, Steven T. Clontz, Edward B. Kamins and William J. Merritt also continue to serve their terms as directors of the Company. The vote ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the year ending December 31, 2007 was 39,82,164 shares in favor, 199,980 shares against, 1,125,765 shares abstaining and no broker non-votes.

Item 6. EXHIBITS.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

Exhibit 2.1	Plan of Reorganization by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007.

Exhibit 2.2	Agreement and Plan of Merger by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007.

Exhibit 3.1	Articles of Incorporation of InterDigital, Inc.

Exhibit 3.2	Bylaws of InterDigital, Inc.

Exhibit 4.1	Rights Agreement between InterDigital, Inc. and American Stock Transfer & Trust Co., dated July 2, 2007.

Exhibit Number	Exhibit Description

Exhibit 10.88	First Amendment, Consent and Joinder to Credit Agreement between InterDigital, Inc., together with the Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer dated July 2, 2007.

†Exhibit 10.89	Amendment and Assignment of Employment Agreement dated as of July 2, 2007, by and between InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendment and Assignment of Employment Agreements dated as of July 2, 2007 which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: James Nolan, Brian G. Kiernan, William J. Merritt, William C. Miller, and Mark A. Lemmo, respectively).

†Exhibit 10.90	Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and between InterDigital Communications Corporation, InterDigital Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: D. Ridgely Bolgiano, Richard J. Brezski, Harry G. Campagna, Steven T. Clontz, Richard J. Fagan, Gary D. Isaacs, John D. Kaewell, Edward B. Kamins, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, James Nolan, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, and Lawrence F. Shay).

†Exhibit 10.91	Employment Agreement dated July 9, 2007 by and between InterDigital, Inc. and Scott A. McQuilkin.

*Exhibit 10.92	Amendment to Patent License Agreement effective January 1, 2007, by and between InterDigital Technology Company and NEC Corporation.

Exhibit 31.1	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Chief Financial Officer.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: August 9, 2007	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: August 9, 2007	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer