Form 10-Q
period 2007-09-30
InterDigital, Inc.
filed 2007-11-06
CIK 1405495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	47,445,508
Title of Class	Outstanding at October 31, 2007

INTERDIGITAL, INC. AND SUBSIDIARIES

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

INTERDIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,291	$166,385
Short-term investments	83,533	97,581
Accounts receivable	124,398	131,852
Deferred tax assets	35,135	43,520
Prepaid and other current assets	17,453	14,464

Total current assets	366,810	453,802

PROPERTY AND EQUIPMENT, NET	24,454	16,682
PATENTS, NET	81,828	70,496
DEFERRED TAX ASSETS	26,015	6,418
OTHER NON-CURRENT ASSETS, NET	37,271	16,678

	169,568	110,274

TOTAL ASSETS	$536,378	$564,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,006	$369
Accounts payable	32,168	21,913
Accrued compensation and related expenses	8,771	9,725
Deferred revenue	80,470	70,709
Taxes payable	15,672	11,448
Other accrued expenses	8,821	7,064

Total current liabilities	146,908	121,228
LONG-TERM DEBT	1,833	1,203
LONG-TERM DEFERRED REVENUE	220,489	160,895
OTHER LONG-TERM LIABILITIES	12,597	5,274

TOTAL LIABILITIES	381,827	288,600

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 65,282 and 64,393 shares issued and 47,444 and 51,347 shares outstanding	653	644
Additional paid-in capital	462,647	445,930
Retained Earnings	135,284	115,383
Accumulated other comprehensive income (loss)	101	(46)

	598,685	561,911
Treasury stock, 17,838 and 13,046 shares of common held at cost	444,134	286,435

Total shareholders’ equity	154,551	275,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$536,378	$564,076

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES	$56,548	$67,175	$179,372	$415,398

OPERATING EXPENSES:
Sales and marketing	1,808	1,671	5,783	5,056
General and administrative	5,396	5,045	18,066	15,761
Patent administration and licensing	17,997	13,299	49,277	36,085
Development	20,841	16,805	63,818	48,702
Arbitration award	—	—	16,612	—

	46,042	36,820	153,556	105,604

Income from operations	10,506	30,355	25,816	309,794
OTHER INCOME:
Interest and investment income, net	2,095	4,082	7,000	9,504

Income before income taxes	12,601	34,437	32,816	319,298
INCOME TAX PROVISION	(3,884)	(12,780)	(10,836)	(114,339)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$8,717	$21,657	$21,980	$204,959

NET INCOME PER COMMON SHARE - BASIC	$0.18	$0.41	$0.46	$3.81

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	47,152	52,209	47,954	53,788

NET INCOME PER COMMON SHARE - DILUTED	$0.18	$0.40	$0.44	$3.65

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	48,774	54,543	49,840	56,189

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,980	$204,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,572	10,162
Deferred revenue recognized	(88,248)	(148,116)
Increase in deferred revenue	157,603	301,024
Deferred income taxes	(11,212)	38,012
Share-based compensation	6,991	5,812
Other	73	245
Decrease (increase) in assets:
Receivables	7,454	(91,045)
Deferred charges	2,195	(11,461)
Other current assets	(3,385)	(11,603)
Increase (decrease) in liabilities:
Accounts payable	15,997	5,530
Accrued compensation	289	(5,004)
Accrued taxes payable	8,629	15,756
Other accrued expenses	(322)	1,571

Net cash provided by operating activities	133,616	315,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(85,883)	(127,836)
Sales of short-term investments	100,446	123,176
Purchases of property and equipment	(12,037)	(7,329)
Capitalized patent costs	(15,853)	(14,053)
Capitalized technology license costs	(20,284)	—
Long-term investments	(5,000)	—

Net cash used by investing activities	(38,611)	(26,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	6,367	35,856
Payments on long-term debt, including capital lease obligations	(1,153)	(259)
Repurchase of Common stock	(165,356)	(150,104)
Tax benefit from share-based compensation	5,043	18,421

Net cash used by financing activities	(155,099)	(96,086)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(60,094)	193,714
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	166,385	27,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,291	$221,591

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of September 30, 2007, and the results of our operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.

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

There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K, except for our adoption of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. A discussion of our adoption of FIN 48 is presented under Note 4. Income Taxes, below.

Our license agreements include provisions for independent periodic audits of license royalties for compliance with terms of the agreement. As a result of such audits, we will from time-to-time recognize additional revenue associated with a cumulative adjustment related to underreporting of royalties by our licensees. Our policy remains that we will only recognize such revenue after all elements of revenue recognition are met. In first nine months 2007, we recognized $15.7 million of revenue related to audit findings.

New Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define “fair value”, establish a framework for measuring fair value, and expand disclosures about fair value measurements. We are currently assessing the effect, if any, this statement will have on our financial statements or results of operations.

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

On July 2, 2007, for the purpose of reorganizing into a holding company structure, InterDigital Communications Corporation executed a Plan of Reorganization and an Agreement and Plan of Merger (“Merger”) with InterDigital, Inc., a newly formed Pennsylvania corporation and another newly formed Pennsylvania corporation owned 100% by InterDigital, Inc. As a result of the Merger, InterDigital Communications Corporation became a wholly-owned subsidiary of InterDigital, Inc. These transactions are herein referred to collectively as the “Reorganization.” As a result of the Reorganization, neither the business conducted by InterDigital, Inc. and InterDigital Communications Corporation in the aggregate, nor the consolidated assets and liabilities of InterDigital, Inc. and InterDigital Communications Corporation, in the aggregate, has changed.

By virtue of the Merger, each share of InterDigital Communications Corporation’s outstanding common stock has been converted, on a share-for-share basis, into a share of common stock of InterDigital, Inc. As a result, each shareholder of InterDigital Communications Corporation has become the owner of an identical number of shares of common stock of InterDigital, Inc.

Further, each outstanding stock option and restricted stock unit (“RSU”) with respect to the acquisition of shares of InterDigital Communications Corporation’s common stock now represents a stock option or RSU, as the case may be, with respect to the acquisition of an identical number of shares of InterDigital, Inc.’s common stock, upon the same terms and conditions as the original stock option or RSU.

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

We account for portions of our technology solution agreements using the percentage-of-completion method. During third quarter 2007 and 2006, we recognized related revenue of approximately $0.4 million and $0.9 million, respectively, using the percentage-of-completion method. During first nine months 2007 and 2006, we recognized related revenue of approximately $1.4 million and $4.3 million, respectively, using the percentage-of-completion method. Our accounts receivable at September 30, 2007 and December 31, 2006 included unbilled amounts of $2.8 million and $1.7 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.

4.	INCOME TAXES:

In first nine months 2007, our effective tax rate was 33% based on the statutory federal tax rate net of permanent differences including a research and development credit associated with our 2007 development activity. During first nine months 2006, our effective tax rate of 36% consisted of the statutory federal rate and $2.2 million from the amortization of foreign deferred tax assets related to foreign source withholding tax payments made in prior years.

During first nine months 2007, we paid $16.0 million and accrued $15.7 million of foreign source withholding taxes. We established corresponding deferred tax assets related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.

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

During the third quarter, we completed a tax study related to our research and development tax credits. As a result of this study, we reduced the gross amount of the related research and development tax credits by $3 million in third quarter 2007 when we filed our 2006 tax return. This reduction resulted in additional income tax expense of approximately $1.5 million and reduced our related FIN 48 reserve by $1.5 million. We also filed our 2006 tax return which resulted in a reduction in certain other gross tax benefits of $0.3 million with an equal reduction to our FIN 48 reserve. As of September 30, 2007, our FIN 48 reserve is $4.5 million. We do not expect a material change in this estimate in the next twelve months.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any interest or penalties accrued at September 30, 2007 or January 1, 2007.

5.	NET INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$8,717	47,152	$0.18	$21,657	52,209	$0.41
Effect of dilutive options, warrants and RSUs	—	1,622	—	—	2,334	(0.01)

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$8,717	48,774	$0.18	$21,657	54,543	$0.40

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$21,980	47,954	$0.46	$204,959	53,788	$3.81
Effect of dilutive options, warrants and RSUs	—	1,886	(0.02)	—	2,401	(0.16)

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$21,980	49,840	$0.44	$204,959	56,189	$3.65

For the three and nine months ended September 30, 2007, options to purchase approximately 0.6 million and 0.5 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2006, options to purchase approximately 0.6 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

6.	LITIGATION AND LEGAL PROCEEDINGS:

Samsung and Nokia U.S. International Trade Commission Proceedings and Related Delaware District Court Proceedings

In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, the “Company,” “InterDigital,” “we,” or “our”) filed a Complaint against Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) in the United States International Trade Commission (“USITC”) alleging that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007, a fourth patent was added to our Complaint against Samsung which seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Handsets identified in the Complaint as capable of operating with a 3G WCDMA system and infringing InterDigital’s patents include: SGH-ZX20; SGH-i607 (also known as the “BlackJack™”); SGH-A707; and SGH-ZX10. Our Complaint also seeks a cease-and-desist order to bar Samsung from selling infringing products that it holds in inventory in the United States. In November 2007, a motion for leave to file an amended Complaint was filed seeking to add a fifth patent to our Complaint against Samsung.

In addition, on the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the InterDigital patents identified in the original Samsung USITC Complaint. In May 2007, we filed an amended Complaint in the Delaware District Court adding a fourth patent. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung. The Stipulated Order was agreed to by the parties. The Stipulated Order stays the proceeding until the USITC’s determination in this matter becomes final. In November 2007, we filed a motion to lift the stay for the limited purpose of filing a second amended Complaint adding the fifth patent identified in the motion for leave filed in the USITC.

In August 2007, we filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G handsets and components that infringe two of InterDigital’s patents. On the same date, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the InterDigital patents identified in our USITC Complaint against Nokia. In September 2007, we filed an amended Complaint in the Delaware District Court adding a third patent. In September 2007, we also moved for leave in the USITC to file an amended Complaint adding that same third patent. In November 2007, upon receiving leave, we will file that amended Complaint in the USITC adding the third patent. In October 2007, we filed motions for leave to file a second amended Complaint in the Delaware District Court and the USITC adding a fourth patent. Those motions have not yet been ruled on.

Our USITC Complaint against Nokia seeks an exclusion order that operates to bar from entry into the U.S. infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Nokia’s 3G WCDMA and HSDPA products, such as Nokia’s N95 (also known as N95-3) handset and N75 handset are identified in the Complaint as capable of operating with a 3G system and as infringing InterDigital’s patents. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

The US Trade Laws provide for a mandatory stay of parallel District Court proceedings at the request of a Respondent. Both Samsung and Nokia have requested that the respective parallel Delaware District Court cases be stayed.

On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations have been revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a Target Date for the consolidated investigations of November 11, 2008, by which date the USITC should issue its final determination. As to the investigation against Nokia, the Order accelerates the previous evidentiary hearing date and USITC Target Date, which were scheduled for June 16, 2008 and December 11, 2008, respectively. As to the investigation against Samsung, the Order modifies the previous evidentiary hearing date and USITC Target Date, which were scheduled for January 30, 2008 and July 28, 2008, respectively. Judge Luckern is expected to issue a consolidated Procedural Schedule Order.

As compared to the original separate schedules, the Order should result in an accelerated final determination of our combined claims with the USITC.

Nokia UK Actions

Nokia UKII Action

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court (“English High Court”) against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard (“UKII”). The English High Court has a limited scope of review over this action and is not being asked to opine on non-UK patents, nor is it being asked to determine the validity of the patents or whether Nokia’s products infringe the patents in the case. Nokia has conceded that it is not contesting the essentiality of one of our UK patents, and four other of our UK patents are being litigated under a fairly strict view of essentiality. The Company’s position is that a decision in the UK bears no quantifiable importance to our global license negotiations, and that a decision of non-essentiality bears no quantifiable importance to our global license negotiations as it does not determine the issue of infringement or non-infringement, even for the UK. The trial in the UKII proceeding has concluded and we are awaiting a decision by the Judge. Pursuant to UK law, it is customary for a party winning a motion or the overall outcome of a case to receive reimbursement of attorneys fees from the other party. Depending on the outcome of the UKII proceeding, this could result in a substantial amount for the Company, Nokia or neither party.

Nokia UKIII Action

In December 2006, ITC filed a claim in the English High Court against Nokia seeking a Declaration that thirty-four UMTS European Patents and one UMTS GB national patent all registered in the UK and declared by Nokia to be Essential IPR for the 3GPP Standard are not in fact essential. Nokia has since admitted in the proceedings that five of those patents are not essential to the Standard. Nokia has since admitted in the proceedings that five of those patents are not essential to the Standard. Since the proceedings began, a further five of the patents have been transferred to Nokia Siemens Networks Oy, which has been joined to the action as a second defendant. Trial in this action is scheduled for fourth quarter 2008.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. (collectively, “Nokia”) filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) against InterDigital Communications, LLC (“IDC”) (formerly InterDigital Communications Corporation) and our wholly-owned subsidiary, InterDigital Technology Corporation (“ITC”) (IDC and ITC collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents.

In August 2007, after we moved for a modified case management order, the Delaware District Court entered a First Amended Case Management Order limiting the scope of patent-related discovery as well as discovery relating to licensing negotiations.

In October 2007, Nokia filed a motion to stay the Nokia Delaware Proceeding pending the resolution of the Nokia USITC proceeding. We filed an opposition to a mandatory stay but proposed a conditional stay of the Nokia Delaware Proceeding, along with the Nokia ICC Arbitration referred to below, which could dissolve or be enforced if either party institutes a new action involving similar claims. The motion is set to be heard on November 9, 2007.

Nokia ICC Arbitration

In November 2006, we filed a Request for Arbitration with the ICC against Nokia, claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties’ agreement.

In July 2007, Nokia submitted a motion to the Arbitral Tribunal seeking a determination that all or part of the parties’ dispute is not arbitrable. We filed an opposition to Nokia’s motion regarding arbitrability. In September 2007, the ICC Court of Arbitration approved the Arbitral Tribunal’s Interim Award on Jurisdiction, which held that our claim was arbitrable, we had not waived our right to arbitrate, and that this Arbitral Tribunal had jurisdiction to decide the dispute.

A hearing on the merits of the dispute is currently set for December 10, 2007.

Samsung Delaware Proceeding

In March 2007, Samsung Telecommunications America LLP (“Samsung Telecom”) and Samsung Electronics Co., Ltd. (“Samsung Electronics”) filed an action against InterDigital Communications Corporation (now “InterDigital Communications, LLC”), ITC and another affiliate, Tantivy Communications, Inc. (collectively, “InterDigital,” “we,” or “our”), in the Delaware District Court, alleging that InterDigital has refused to comply with its alleged contractual obligations to be prepared to license our patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and that InterDigital has allegedly engaged in unfair business practices. By their original Complaint in the action, the Samsung entities sought damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable; (ii) the Samsung entities have a right to practice InterDigital’s intellectual property as a result of an alleged license from QUALCOMM Incorporated; (iii) nine specified InterDigital patents are invalid and/or not infringed by the Samsung entities; and (iv) InterDigital must offer the Samsung entities a license on FRAND terms.

In June 2007, the Delaware District Court entered a Stipulated Order staying the Delaware District Court proceeding against InterDigital. The Stipulated Order, which was agreed to by the parties, expired by its terms in September 2007.

In September 2007, Samsung Electronics filed a First Amended Complaint (“Amended Complaint”) in its proceeding in the Delaware District Court against InterDigital. The Amended Complaint includes Samsung’s originally-pled claims concerning InterDigital’s alleged behavior with respect to standards bodies and licensing practices, but omits all of Samsung’s previously asserted claims for declaratory judgment that nine specified InterDigital patents are invalid and/or not infringed. The Amended Complaint was filed only on behalf of Samsung Electronics and, unlike the original Complaint, does not identify Samsung Telecom as a co-plaintiff.

InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter. InterDigital will file its response to the Amended Complaint at the appropriate time.

Samsung 2nd Arbitration and Related Confirmation Proceeding

In August 2006, an arbitral tribunal (“Tribunal”) operating under the auspices of the International Court of Arbitration of the International Chamber of Commerce issued a final award (“Award”) in an arbitration proceeding between InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, “InterDigital”), and Samsung Electronics. In its Award, the Tribunal ordered Samsung Electronics to pay to InterDigital, pursuant to the parties’ 1996 patent license agreement (“Samsung Agreement”), approximately $134 million in past royalties plus interest on Samsung’s sale of single mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units through 2005 (“Award”). The Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006.

In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (the “Enforcement Action”). Subsequent to that filing, in September 2006 Samsung Electronics filed an opposition to the enforcement action, including filing a cross-petition to vacate or modify the Award and to stay the Award.

On October 30, 2007, the Honorable Richard J. Sullivan, the Judge who is currently overseeing the Enforcement Action, issued an Order that the oral argument on the outstanding motions in the case will be held on November 19, 2007.

Samsung 3rd Arbitration

In October 2006, Samsung Electronics filed a request for a new ICC arbitration proceeding (the “Samsung 3rd Arbitration”) relating to the ongoing patent royalty dispute between Samsung and InterDigital. In the Samsung 3rd Arbitration, Samsung Electronics seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented the June 2005 Nokia arbitration Award. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In addition to seeking relief based on the Nokia Settlement, Samsung has expressly reserved a purported right to make an MFL election of another specified license agreement between InterDigital and a third party, and to add claims relating to that agreement. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement or the specified third party license agreement. Based on the existing schedule as set forth by the Tribunal, we do not expect any decision on Samsung’s claim as to its alleged rights under the Nokia Settlement until the end of first quarter 2008 at the earliest.

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

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following action:

Federal

In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and ITC (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

In June 2007, Federal moved to confirm the Award in the United States District Court for the Eastern District of Pennsylvania. Also in June 2007, we filed an opposition to Federal’s motion to confirm the arbitration Award and a cross motion to vacate a portion of the Award, totaling approximately $14.5 million, on the ground that the Arbitrator exceeded the scope of her authority. We also moved the Court to stay confirmation of the Award pending adjudication of our recoupment defense whereby we are seeking to recoup the full amount of the Award based on Federal’s bad faith breach of its contractual and fiduciary duties to us. In July 2007, the Court heard oral arguments on Federal’s motion to confirm the Award, our opposition thereto, our cross motion to vacate the Award, and to stay confirmation pending adjudication of our recoupment defense. The Court has not yet ruled on these pending motions.

We have recorded an expense of approximately $16.6 million in first nine months 2007, which represents the total amount of the Award through third quarter 2007, less the amount of a previously accrued liability of $3.4 million.

7.	REPURCHASE OF COMMON STOCK:

In March 2006, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding common stock. In May 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program of $100.0 million and $150.0 million, respectively, to a total of $350.0 million. During first nine months 2007, we completed this program through the repurchase of 4.8 million shares of common stock for $157.7 million, bringing the cumulative repurchase totals to 11.3 million shares at a cost of $350.0 million.

In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program.

8.	COMPREHENSIVE INCOME:

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2007	2006
Net income	$8,717	$21,657
Unrealized gain on investments	145	137

Total comprehensive income	$8,862	$21,794

	For the Nine Months Ended September 30,
	2007	2006
Net income	$21,980	$204,959
Unrealized gain on investments	147	146

Total comprehensive income	$22,127	$205,105

9.	INVESTMENTS IN OTHER ENTITIES:

In first quarter 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). We do not have significant influence over Kineto and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the entity reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of Kineto relative to its own performance targets and business plan, and Kineto’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.

10.	INSURANCE REIMBURSEMENT:

In first quarter 2007, we received a $1.7 million insurance payment to reimburse us for a portion of our defense costs in our litigation with Nokia. This amount reduced our patent administration and licensing expenses for first nine months 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital, Inc.’s, (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007, other reports filed with the SEC, and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 below. Please refer to the Glossary of Terms for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the quarter ended September 30, 2007.

New and Amended License Agreements

During third quarter 2007, InterDigital Technology Corporation, Tantivy Communications, Inc., and IPR Licensing, Inc. (collectively, “The InterDigital Licensing Subsidiaries”) signed a worldwide, non-transferable, non-exclusive, fixed-fee royalty-bearing patent license agreement with Apple Inc. (“Apple”). Under the seven-year license agreement, effective June 29, 2007, The InterDigital Licensing Subsidiaries granted a license to Apple under The InterDigital Licensing Subsidiaries’ patent portfolios covering the current iPhone (TM) and certain future mobile phones, if any.

In early fourth quarter 2007, The InterDigital Licensing Subsidiaries entered into an Amendment of the existing Patent License Agreement between ITC and Research In Motion Limited (“RIM”). Under the terms of the Amendment, The InterDigital Licensing Subsidiaries and RIM have extended the term of the Patent License Agreement through December 31, 2012 and also expanded the scope of their non-exclusive, worldwide, royalty-bearing Patent License Agreement to cover 3G products.

Samsung Legal Proceedings

In August 2006, an arbitral tribunal (“Tribunal”) operating under the auspices of the International Court of Arbitration of the International Chamber of Commerce issued a final award (“Award”) in an arbitration proceeding between InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, “InterDigital”), and Samsung Electronics Co., Ltd. (“Samsung Electronics”). In its Award, the Tribunal ordered Samsung Electronics to pay to InterDigital, pursuant to the parties’ 1996 patent license agreement (“Samsung Agreement”), approximately $134 million in past royalties plus interest on Samsung’s sale of single mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units through 2005 (“Award”). The Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Samsung has a prepayment balance of approximately $6 million available to reduce the amounts due.

In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (the “Enforcement Action”). Subsequent to that filing, in September 2006 Samsung Electronics filed an opposition to the enforcement action, including filing a cross-petition to vacate or modify the Award and to stay the Award.

On October 30, 2007, the Honorable Richard J. Sullivan, the Judge who is currently overseeing the Enforcement Action, issued an Order that the oral argument on the outstanding motions in the case will be held on November 19, 2007.

In October 2006, Samsung Electronics filed a request for a new ICC arbitration proceeding (the “Samsung 3rd Arbitration”) relating to the ongoing patent royalty dispute between Samsung and InterDigital. In the Samsung 3rd Arbitration, Samsung Electronics seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented the June 2005 Nokia arbitration Award. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In addition to seeking relief based on the Nokia Settlement, Samsung has expressly reserved a purported right to make an MFL election of another specified license agreement between InterDigital and a third party, and to add claims relating to that agreement. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement or the specified third party license agreement. Based on the existing schedule as set forth by the Tribunal, we do not expect any decision on Samsung’s claim as to its alleged rights under the Nokia Settlement until the end of first quarter 2008 at the earliest.

In addition to the above arbitration and litigation proceedings with Samsung, we have other pending legal proceedings with Samsung. These matters include complaints filed against Samsung by us with both the U.S. International Trade Commission (“USITC”) and the United States District Court for the District of Delaware (“Delaware District Court”), and a complaint Samsung has filed against us in the Delaware District Court.

Federal Arbitration Award

In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and ITC (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5.0 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. On June 30, 2007, InterDigital notified Federal that it had received approximately $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the reimbursement. Federal has moved to enforce the award and we have raised several defenses against their motion. We have recorded an expense of approximately $16.6 million in first nine months 2007, which represents the total amount of the Award less the amount of the previously accrued liability of $3.4 million.

Repurchase of Common Stock

In March 2006, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding common stock. In May 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program of $100.0 million and $150.0 million, respectively, to a total of $350.0 million. During first nine months 2007, we completed this program through the repurchase of 4.8 million shares of common stock for $157.7 million, bringing the cumulative repurchase totals to 11.3 million shares at a cost of $350.0 million.

In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $133.6 million in first nine months 2007 compared to $315.8 million in the first nine months 2006. The positive operating cash flow in first nine months 2007 arose principally from receipts of approximately $254.5 million related to 2G and 3G patent licensing agreements. These receipts included the second of three $95.0 million payments from LG Electronics (“LG”), a new prepayment of $23.5 million from an existing licensee, the first of three fixed $20.0 million payments from a new licensee, $11.2 million non-recurring payments from Sony Ericsson and $21.5 million of prepayments and $83.3 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses of $46.0 million less depreciation of fixed assets, amortization of intangible assets and share-based compensation) of $131.0 million, cash payments for foreign source withholding taxes of $16.0 million and changes in working capital during first nine months 2007. The positive operating cash flow in first nine months 2006 arose principally from receipts of approximately $474.2 million related to 2G and 3G patent licensing agreements. These receipts included $253.0 million from Nokia, $95.0 million from LG, $63.3 million of current royalty payments from existing licensees and $62.9 million of new prepayments or fixed fee payments from existing licensees. These receipts were partially offset by cash operating expenses of $89.6 million, cash payments for foreign source withholding taxes of $28.5 million, an estimated federal tax payment of $23.0 million and changes in working capital during first nine months 2006.

Our combined short-term and long-term deferred revenue balance at September 30, 2007 was $301.0 million, a $69.4 million increase from December 31, 2006. In first nine months 2007, we recorded gross increases in deferred revenue of $157.6 million. This amount consisted of $95.0 million related to an accrued receivable due from LG in first quarter 2008, and $62.6 million related to new and accrued prepayments from eight other existing licensees. These increases were offset, in part, by first nine months 2007 deferred revenue recognition of $58.3 million related to the amortization of fixed-fee royalty payments, $29.0 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees), and the recognition of deferred revenue related to technology solutions agreements. We have no material obligations associated with our deferred revenue balances.

Based on current agreements, we expect the amortization of fixed-fee royalty payments and the recognition of deferred technology solutions revenue to reduce our September 30, 2007 deferred revenue balance of $301.0 million by $80.5 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against remaining prepaid balances.

In first nine months 2007, we used $38.6 million in investing activities compared to $26.0 million in first nine months 2006. We sold $14.6 million of short-term marketable securities, net of purchases, in first nine months 2007. We purchased $4.7 million of short-term marketable securities, net of sales, in first nine months 2006. This change resulted primarily from the need to fund share repurchases in first nine months 2007. Purchases of property and equipment increased to $12.0 million in first nine months 2007 from $7.3 million in the first nine months 2006 due to continued investment in both development tools and engineering related network infrastructure and systems. We paid $20.3 million in first nine months 2007 toward technology licenses necessary to complete our 2G/3G dual-mode modem ASIC offering. We also made an equity investment of $5.0 million in Kineto Wireless in first nine months 2007. Investment costs associated with patents increased from $14.1 million in first nine months 2006 to $15.9 million in first nine months 2007. This increase reflects a higher level of patenting activity over the past several years, combined with the delay between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.

Net cash used in financing activities in first nine months 2007 was $155.1 million compared to $96.1 million in first nine months 2006. The use of cash in financing activities in first nine months 2007 was primarily due to our investment of $165.4 million to repurchase outstanding shares of our common stock compared to $150.1 million to fund first nine months 2006 repurchases. We received proceeds from option and warrant exercises of $6.4 million and $35.9 million in first nine months 2007 and 2006, respectively. In first nine months 2007 and 2006, we recorded tax benefits of $5.0 million and $18.4 million, respectively, related to share-based compensation.

We had 2.8 million and 4.0 million options outstanding at September 30, 2007 and December 31, 2006, respectively, which had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $32.0 million and $48.8 million of cash proceeds to the Company if they had been fully exercised.

As of September 30, 2007, we had $189.8 million of cash, cash equivalents and short-term investments, compared to $264.0 million at December 31, 2006. Our adjusted working capital (working capital of $219.9 million adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) decreased to $111.6 million at September 30, 2007 from $139.7 million at December 31, 2006. This $28.1 million decrease is primarily due to a $10.3 million increase in accounts payable associated with the Federal arbitration award and decreases in short-term deferred tax assets and accounts receivable associated with the utilization of foreign tax credits to offset current federal tax liabilities and the collection of royalty prepayments in first nine months 2007.

In December 2005, we entered into a two-year $60.0 million unsecured revolving credit facility (“Credit Agreement”). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. At our option borrowings under the Credit Agreement will bear interest at LIBOR plus 75-90 basis points, depending on the level of borrowing under the credit facility, or under certain conditions at the prime rate or if higher, 50 basis points above the Federal Funds Rate. The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require us to (i) maintain certain minimum cash and short-term investment levels of 1.15 times outstanding borrowings subject to adjustments defined in the agreement, (ii) maintain minimum financial performance requirements as measured by our income or loss before taxes, with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and/or liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of September 30, 2007 and December 31, 2006, we did not have any amounts outstanding under the Credit Agreement.

On July 2, 2007, as a result of the Company’s internal corporate reorganization, InterDigital Communications Corporation, the Company, the Subsidiary Guarantors party thereto, the Lenders and Bank of America, N.A., as Administrative Agent and L/C Issuer, entered into a First Amendment, Consent and Joinder to Credit Agreement to update the legal entities that are party to the Credit Agreement.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets in fourth quarter 2007. We are capable of supporting these and other operating cash requirements for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the above-noted Credit Agreement, as amended. Any payment associated with the Federal arbitration award (See, “— Litigation and Legal Proceedings, Federal”) should not prevent us from supporting our operating requirements for the near future. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities but we anticipate extending our Credit Agreement to retain the financial flexibility it provides.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Act of 1934, as amended.

RESULTS OF OPERATIONS

Third Quarter 2007 Compared to Third Quarter 2006

Revenues

The following table compares third quarter 2007 revenues to revenues in the comparable period from the prior year (in millions):

	Third Quarter 2007	Third Quarter 2006
Per-unit royalty revenue	$34.8	$32.9
Fixed-fee and amortized royalty revenue	20.9	20.6

Recurring patent licensing royalties	55.7	53.5
Past infringement and other non-recurring royalties	—	12.5

Total patent licensing royalties	55.7	66.0
Technology solution revenue	0.8	1.2

Total Revenue	$56.5	$67.2

Revenues in third quarter 2007 were $56.5 million compared to $67.2 million in third quarter 2006.

Recurring patent licensing royalties in third quarter 2007 were $55.7 million, compared to $53.5 million in third quarter 2006. The increase in recurring patent licensing royalties was driven by both increased royalties from existing licensees and incremental revenues from Apple. Together, these factors more than offset the loss of recurring 2G royalties from Ericsson and Sony Ericsson, which have no further 2G royalty obligations under their respective patent license agreements.

Technology solution revenue decreased to $0.8 million in third quarter 2007 compared to $1.2 million in third quarter 2006. The decline in technology solution revenue is due primarily to reduced activity under a development agreement with NXP that is nearing completion.

During third quarter 2007, 63% of our recurring revenue, or $35.7 million, was from licensees that accounted for 10% or more of this amount and included LG (26%), Sharp Corporation of Japan (24%) and NEC Corporation of Japan (13%).

Operating Expenses

Operating expenses increased 25% to $46.0 million in third quarter 2007 from $36.8 million in third quarter 2006. The $9.2 million increase was due to the following net changes in expenses (in millions):

Increase/ (Decrease)
Patent litigation and arbitration	$5.8
Depreciation and amortization	2.0
Consulting services	1.4
Personnel related costs	1.0
Commissions	(0.8)
Share based compensation	(0.5)
Other	0.3

Total Increase in Operating Expense	$9.2

Patent litigation and arbitration increased primarily due to our U.S. International Trade Commission proceedings against Samsung and Nokia, as well as, increased activity in other disputes with Nokia. Consulting services and personnel related costs increased primarily due to the need for additional internal and external resources to complete the development of our 2G/3G dual mode modem ASIC offering. Depreciation and amortization increased due to the recent acquisition of tools and technology licenses to develop or complete a 2G/3G dual mode modem ASIC offering. Amortization of our patent portfolio costs increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. The decrease in share based compensation costs resulted from a non-recurring charge of $1.1 million in third quarter 2006 that related to share-based grants in 1998. This decrease was partly offset by long-term compensation plan (“LTCP”) costs which increased primarily due to the effect of overlapping RSU cycles in 2007.

The following table summarizes the change in operating expenses by category (in millions):

	Third Quarter 2007	Third Quarter 2006	Increase
Sales and marketing	$1.8	$1.7	$0.1	8%
General and administrative	5.4	5.0	0.4	7
Patent administration and licensing	18.0	13.3	4.7	35
Development	20.8	16.8	4.0	24

Total Operating Expense	$46.0	$36.8	$9.2	25%

Sales and Marketing Expense: The increase in sales and marketing expense was primarily due to increased long term compensation plan (LTCP) costs associated with overlapping RSU cycles.

General and Administrative Expense: The increase in general and administrative expense was primarily due to increased legal, consulting and temporary personnel costs.

Patent Administration and Licensing Expense: Patent administration and licensing expense increased due to increased patent litigation and arbitration ($5.8 million) and increased amortization costs ($0.4 million). These increases were partly offset by the $1.1 million decrease in stock compensation resulting from a non-recurring charge taken in third quarter 2006 that related to share-based grants in 1998 and a $0.8 million decrease in commission expense.

Development Expense: The increase in development expense was primarily attributable to the development of our 2G/3G dual mode modem ASIC offering, including increased depreciation and amortization of development tools and technology licenses ($1.6 million) consulting services ($1.2 million) and personnel costs ($0.9 million).

Interest and Investment Income, Net

Net interest and investment income of $2.1 million in third quarter 2007 decreased $2.0 million or 49% from $4.1 million in third quarter 2006. The decrease primarily resulted from lower investment balances in third quarter 2007.

Income Taxes

Our effective tax rate was 31% in third quarter 2007 based on the statutory federal tax rate net of permanent differences including an estimated research and development credit associated with our 2007 development activity. This effective rate could change in future quarters based on changes in our expected taxable income, tax credits, and other tax items for 2007. Our income tax provision in third quarter 2006 reflected a 37% effective tax rate. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign withholding tax payments made in prior years.

First Nine Months 2007 Compared to First Nine Months 2006

Revenues

The following table compares first nine months 2007 revenues to revenues in the comparable period from the prior year (in millions):

	First Nine Months 2007	First Nine Months 2006
Per-unit royalty revenue	$107.5	$97.4
Fixed-fee and amortized royalty revenue	58.3	60.6

Recurring patent licensing royalties	165.8	158.0
Past infringement and other non-recurring royalties	11.2	252.5

Total patent licensing royalties	177.0	410.5
Technology solution revenue	2.4	4.9

Total Revenue	$179.4	$415.4

Revenues were $179.4 million in first nine months 2007, compared to $415.4 million in first nine months 2006. First nine months 2006 revenues included $252.5 million of non-recurring revenue related to the Nokia and Panasonic matters while first nine months 2007 revenues included $11.2 million of non-recurring revenue associated with prior period sales of Sony Ericsson’s covered 2G products identified in a routine audit.

Recurring patent license royalties were $165.8 million in first nine months 2007, up from $158.0 million in first nine months 2006. The increase in recurring patent licensing royalties was driven by both increased royalties from existing licensees and incremental revenues from Apple. Together, these factors more than offset the loss of recurring 2G royalties from Ericsson and Sony Ericsson, which have no further 2G royalty obligations under their respective patent license agreements.

Technology solution revenue decreased to $2.4 million in first nine months 2007 compared to $4.9 million in first nine months 2006. The decline in technology solution revenue is due primarily to reduced activity under a development agreement with NXP that is nearing completion and the completion of deliverables under an agreement with General Dynamics.

During first nine months 2007, 63% of our recurring revenue, or $105.3 million, was from licensees that accounted for 10% or more of this amount and included LG (26%), Sharp Corporation of Japan (21%) and NEC Corporation of Japan (16%).

Operating Expenses

Excluding a $16.6 million charge related to an arbitration award associated with our dispute with Federal, operating expenses increased 30% to $137.0 million in first nine months 2007 from $105.6 million in first nine months 2006. The $31.4 million increase was due to the following net changes in expenses (in millions):

Increase/ (Decrease)
Patent litigation and arbitration	$13.0
Consulting services	7.7
Depreciation and amortization	5.0
Personnel related costs	3.3
Patent maintenance	2.9
Share-based compensation	1.1
Other legal counsel	0.6
Commissions	(3.5)
Other	1.3

Total Increase in Operating Expense	$31.4

Patent litigation and arbitration increased primarily due to our U.S. International Trade Commission proceedings against Samsung and Nokia, respectively, as well as, increased activity in other disputes with Nokia. Consulting services and personnel related costs increased primarily due to the need for additional internal and external resources to complete the development of our 2G/3G dual mode modem ASIC offering. Patent amortization and patent maintenance costs both increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Other depreciation and amortization costs increased due to the recent acquisition of tools and technology licenses to develop or complete a 2G/3G dual mode modem ASIC offering. The increase in share based compensation costs resulted from increased LTCP costs related to the effect of overlapping RSU cycles in 2007 and was partly offset by a decrease resulting from a non-recurring charge of $1.1 million in third quarter 2006 that related to share-based grants in 1998. Legal fees unrelated to patent litigation and arbitration increased due to both our 2007 legal entity reorganization and insurance disputes. These increases in operating expenses were partly offset by a $3.5 million decrease in commission expense.

The following table summarizes the change in operating expenses by category (in millions):

	First Nine Months 2007	First Nine Months 2006	Increase
Sales and marketing	$5.8	$5.1	$0.7	14%
General and administrative	18.1	15.7	2.4	15
Patent administration and licensing	49.3	36.1	13.2	37
Development	63.8	48.7	15.1	31
Arbitration award	16.6	—	16.6	n/a

Total Operating Expense	$153.6	$105.6	$48.0	45%

Sales and Marketing Expense: The increase in sales and marketing expense was due to increased travel and consulting costs ($0.4 million) primarily associated with the advanced marketing of our 2G/3G dual mode modem ASIC offering and overlapping RSU cycles ($0.3 million).

General and Administrative Expense: The increase in general and administrative expense was primarily due to increased legal and consulting services primarily associated with our legal entity reorganization ($1.1 million) personnel costs ($0.6 million) associated with wage inflation and temporary personnel and overlapping RSU cycles ($0.4 million).

Patent Administration and Licensing Expense: Patent administration and licensing expenses increased due to increases in patent litigation and arbitration ($13.0 million), patent maintenance costs ($2.9 million) and increased amortization costs ($0.9 million). These increases were partly offset by a $3.5 million decrease in commission expense.

Development Expense: The increase in development expense was primarily attributable to the development of our 2G/3G dual mode modem ASIC offering, including increased consulting services ($7.0 million) and depreciation and amortization of development tools and technology licenses ($4.1 million). Overlapping RSU cycles and other personnel costs also contributed $3.2 million to this increase.

Interest and Investment Income, Net

Net interest and investment income of $7.0 million in first nine months 2007 decreased $2.5 million or 26% from $9.5 million in first nine months 2006. The decrease primarily resulted from lower investment balances in first nine months 2007.

Income Taxes

Our effective tax rate was 33% in first nine months 2007 based on the statutory federal tax rate, net of permanent differences, including an estimated research and development credit associated with our 2007 development activity. This effective rate could change in future quarters based on changes in our expected taxable income, tax credits, and other tax items for 2007. Our income tax provision in first nine months 2006 reflected a 36% effective tax rate. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign withholding tax payments made in prior years.

Expected Trends

Consistent with the company’s practice, revenue guidance for fourth quarter 2007 will be provided following the receipt and review of applicable royalty reports.

We currently expect that fourth quarter operating expenses, excluding patent arbitration and litigation costs, will grow within a 5 to 10 percent range above the second quarter level. We also currently expect that our patent arbitration and litigation costs in fourth quarter 2007 will increase over third quarter based on the expected level of activity. Lastly, we currently expect that our book tax rate for the fourth quarter of 2007 will approximate 33 percent.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Words such as “anticipate,” “expect,” “will,” “believe,” “could,” “would,” “dependent upon,” “assessing,” “should not,” “anticipate,” “near future,” “may,” “continue to” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i) The Samsung arbitration and enforcement proceedings; (ii) The potential effects of SFAS 157 and 159 on the our financial statements or results of operations, if any; (iii) Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our September 30, 2007 deferred revenue balance; (iv) Additional reductions to deferred revenue; (v) Modest growth in operating cash needs and continued investments in enabling capital assets in fourth quarter 2007; (vi) Our ability to support our near-term operating cash requirements; (vii) The impact of any payment associated with the Federal Arbitration Award on our ability to meet our near-term operating requirements; (viii) Our plans to extend our current or enter into a new Credit Agreement upon the expiration of our current Credit Agreement on December 28, 2007, and our expectation that we will not need additional financing; (ix) Fourth quarter 2007 operating expenses (excluding patent arbitration and litigation costs), patent arbitration and litigation costs, and our book tax rate for fourth quarter 2007; (x) Fourth quarter 2007 revenue guidance; (xi) Our effective tax rate; (xii) Fourth quarter 2007 recurring royalties; and (xiii) the timing of a decision of the arbitral Tribunal in the Samsung 3rd Arbitration.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-Q, including “Item 1A—Risk Factors,” and in our Form 10-K for the year ended December 31, 2006, before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2006 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Samsung and Nokia U.S. International Trade Commission Proceedings and Related Delaware District Court Proceedings

In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, the “Company,” “InterDigital,” “we,” or “our”) filed a Complaint against Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) in the United States International Trade Commission (“USITC”) alleging that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007, a fourth patent was added to our Complaint against Samsung which seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Handsets identified in the Complaint as capable of operating with a 3G WCDMA system and infringing InterDigital’s patents include: SGH-ZX20; SGH-i607 (also known as the “BlackJack™”); SGH-A707; and SGH-ZX10. Our Complaint also seeks a cease-and-desist order to bar Samsung from selling infringing products that it holds in inventory in the United States. In November 2007, a motion for leave to file an amended Complaint was filed seeking to add a fifth patent to our Complaint against Samsung.

In addition, on the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the InterDigital patents identified in the original Samsung USITC Complaint. In May 2007, we filed an amended Complaint in the Delaware District Court adding a fourth patent. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung. The Stipulated Order was agreed to by the parties. The Stipulated Order stays the proceeding until the USITC’s determination in this matter becomes final. In November 2007, we filed a motion to lift the stay for the limited purpose of filing a second amended Complaint adding the fifth patent identified in the motion for leave filed in the USITC.

In August 2007, we filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G handsets and components that infringe two of InterDigital’s patents. On the same date, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the InterDigital patents identified in our USITC Complaint against Nokia. In September 2007, we filed an amended Compalint in the Delaware District Court adding a third patent. In September 2007, we also moved for leave in the USITC to file an amended Compalint adding that same third patent. In November 2007, upon receiving leave, we will file that amended Complaint in the USITC adding the third patent. In October 2007, we filed motions for leave to file a second amended Complaint in the Delaware District Court and the USITC adding a fourth patent. Those motions have not yet been ruled on.

Our USITC Complaint against Nokia seeks an exclusion order that operates to bar from entry into the U.S. infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Nokia’s 3G WCDMA and HSDPA products, such as Nokia’s N95 (also known as N95-3) handset and N75 handset are identified in the Complaint as capable of operating with a 3G system and as infringing InterDigital’s patents. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

The US Trade Laws provide for a mandatory stay of parallel District Court proceedings at the request of a Respondent. Both Samsung and Nokia have requested that the respective parallel Delaware District Court cases be stayed.

On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations have been revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a Target Date for the consolidated investigations of November 11, 2008, by which date the USITC should issue its final determination. As to the investigation against Nokia, the Order accelerates the previous evidentiary hearing date and USITC Target

Date, which were scheduled for June 16, 2008 and December 11, 2008, respectively. As to the investigation against Samsung, the Order modifies the previous evidentiary hearing date and USITC Target Date, which were scheduled for January 30, 2008 and July 28, 2008, respectively. Judge Luckern is expected to issue a consolidated Procedural Schedule Order.

As compared to the original separate schedules, the Order should result in an accelerated final determination of our combined claims with the USITC.

Nokia UK Actions

Nokia UKII Action

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court (“English High Court”) against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard (“UKII”). The English High Court has a limited scope of review over this action and is not being asked to opine on non-UK patents, nor is it being asked to determine the validity of the patents or whether Nokia’s products infringe the patents in the case. Nokia has conceded that it is not contesting the essentiality of one of our UK patents, and four other of our UK patents are being litigated under a fairly strict view of essentiality. The Company’s position is that a decision in the UK bears no quantifiable importance to our global license negotiations, and that a decision of non-essentiality bears no quantifiable importance to our global license negotiations as it does not determine the issue of infringement or non-infringement, even for the UK. The trial in the UKII proceeding has concluded and we are awaiting a decision by the Judge. Pursuant to UK law, it is customary for a party winning a motion or the overall outcome of a case to receive reimbursement of attorneys fees from the other party. Depending on the outcome of the UKII proceeding, this could result in a substantial amount for the Company, Nokia or neither party.

Nokia UKIII Action

In December 2006, ITC filed a claim in the English High Court against Nokia seeking a Declaration that thirty-four UMTS European Patents and one UMTS GB national patent all registered in the UK and declared by Nokia to be Essential IPR for the 3GPP Standard are not in fact essential. Nokia has since admitted in the proceedings that five of those patents are not essential to the Standard. Since the proceedings began, a further five of the patents have been transferred to Nokia Siemens Networks Oy, which has been joined to the action as a second defendant. Trial in this action is scheduled for fourth quarter 2008.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. (collectively, “Nokia”) filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) against InterDigital Communications, LLC (“IDC”) (formerly InterDigital Communications Corporation) and our wholly-owned subsidiary, InterDigital Technology Corporation (“ITC”) (IDC and ITC collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents.

In August 2007, after we moved for a modified case management order, the Delaware District Court entered a First Amended Case Management Order limiting the scope of patent-related discovery as well as discovery relating to licensing negotiations.

In October 2007, Nokia filed a motion to stay the Nokia Delaware Proceeding pending the resolution of the Nokia USITC proceeding. We filed an opposition to a mandatory stay but proposed a conditional stay of the Nokia Delaware Proceeding, along with the Nokia ICC Arbitration referred to below, which could dissolve or be enforced if either party institutes a new action involving similar claims. The motion is set to be heard on November 9, 2007.

Nokia ICC Arbitration

In November 2006, we filed a Request for Arbitration with the ICC against Nokia, claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties’ agreement.

In July 2007, Nokia submitted a motion to the Arbitral Tribunal seeking a determination that all or part of the parties’ dispute is not arbitrable. We filed an opposition to Nokia’s motion regarding arbitrability. In September 2007, the ICC Court of Arbitration approved the Arbitral Tribunal’s Interim Award on Jurisdiction, which held that our claim was arbitrable, we had not waived our right to arbitrate, and that this Arbitral Tribunal had jurisdiction to decide the dispute.

A hearing on the merits of the dispute is currently set for December 10, 2007.

Samsung Delaware Proceeding

In March 2007, Samsung Telecommunications America LLP (“Samsung Telecom”) and Samsung Electronics Co., Ltd. (“Samsung Electronics”) filed an action against InterDigital Communications Corporation (now “InterDigital Communications, LLC”), ITC and another affiliate, Tantivy Communications, Inc. (collectively, “InterDigital,” “we,” or “our”), in the Delaware District Court, alleging that InterDigital has refused to comply with its alleged contractual obligations to be prepared to license our patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and that InterDigital has allegedly engaged in unfair business practices. By their original Complaint in the action, the Samsung entities sought damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable; (ii) the Samsung entities have a right to practice InterDigital’s intellectual property as a result of an alleged license from QUALCOMM Incorporated; (iii) nine specified InterDigital patents are invalid and/or not infringed by the Samsung entities; and (iv) InterDigital must offer the Samsung entities a license on FRAND terms.

In June 2007, the Delaware District Court entered a Stipulated Order staying the Delaware District Court proceeding against InterDigital. The Stipulated Order, which was agreed to by the parties, expired by its terms in September 2007.

In September 2007, Samsung Electronics filed a First Amended Complaint (“Amended Complaint”) in its proceeding in the Delaware District Court against InterDigital. The Amended Complaint includes Samsung’s originally-pled claims concerning InterDigital’s alleged behavior with respect to standards bodies and licensing practices, but omits all of Samsung’s previously asserted claims for declaratory judgment that nine specified InterDigital patents are invalid and/or not infringed. The Amended Complaint was filed only on behalf of Samsung Electronics and, unlike the original Complaint, does not identify Samsung Telecom as a co-plaintiff.

InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter. InterDigital will file its response to the Amended Complaint at the appropriate time.

Samsung 2nd Arbitration and Related Confirmation Proceeding

In August 2006, an arbitral tribunal (“Tribunal”) operating under the auspices of the International Court of Arbitration of the International Chamber of Commerce issued a final award (“Award”) in an arbitration proceeding between InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, “InterDigital”), and Samsung Electronics. In its Award, the Tribunal ordered Samsung Electronics to pay to InterDigital, pursuant to the parties’ 1996 patent license agreement (“Samsung Agreement”), approximately $134 million in past royalties plus interest on Samsung’s sale of single mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units through 2005 (“Award”). The Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006.

In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (the “Enforcement Action”). Subsequent to that filing, in September 2006 Samsung Electronics filed an opposition to the enforcement action, including filing a cross-petition to vacate or modify the Award and to stay the Award.

On October 30, 2007, the Honorable Richard J. Sullivan, the Judge who is currently overseeing the Enforcement Action, issued an Order that the oral argument on the outstanding motions in the case will be held on November 19, 2007.

Samsung 3rd Arbitration

In October 2006, Samsung Electronics filed a request for a new ICC arbitration proceeding (the “Samsung 3rd Arbitration”) relating to the ongoing patent royalty dispute between Samsung and InterDigital. In the Samsung 3rd Arbitration, Samsung Electronics seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented the June 2005 Nokia arbitration Award. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In addition to seeking relief based on the Nokia Settlement, Samsung has expressly reserved a purported right to make an MFL election of another specified license agreement between InterDigital and a third party, and to add claims relating to that agreement. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement or the specified third party license agreement. Based on the existing schedule as set forth by the Tribunal, we do not expect any decision on Samsung’s claim as to its alleged rights under the Nokia Settlement until the end of first quarter 2008 at the earliest.

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

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following action:

Federal

In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and ITC (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

In June 2007, Federal moved to confirm the Award in the United States District Court for the Eastern District of Pennsylvania. Also in June 2007, we filed an opposition to Federal’s motion to confirm the arbitration Award and a cross motion to vacate a portion of the Award, totaling approximately $14.5 million, on the ground that the Arbitrator exceeded the scope of her authority. We also moved the Court to stay confirmation of the Award pending adjudication of our recoupment defense whereby we are seeking to recoup the full amount of the Award based on Federal’s bad faith breach of its contractual and fiduciary duties to us. In July 2007, the Court heard oral arguments on Federal’s motion to confirm the Award, our opposition thereto, our cross motion to vacate the Award, and to stay confirmation pending adjudication of our recoupment defense. The Court has not yet ruled on these pending motions.

We have recorded an expense of approximately $16.6 million which represents the total amount of the Award through third quarter 2007, less the amount of a previously accrued liability of $3.4 million.

Item 1A.	RISK FACTORS.

The following supplements our risk factors as previously described in Part I, Item 1A of our 2006 Form 10-K and Part II, Item 1A of our Forms 10-Q for the periods ended March 31, 2007 and June 30, 2007, respectively. Risk factors in our 2006 Form 10-K and 2007 Forms 10-Q shall be deemed to be modified or superseded by similarly captioned risk factors set forth below:

Our Revenue and Cash Flow Could Decline Depending Upon the Success of Our Licensing Program.

Our ability to recognize revenue and generate cash flow from licensing is subject to a number of risks:

Results of Samsung and Nokia Disputes

We are engaged in (i) a dispute with Samsung over the enforcement of an Arbitral Award (“Samsung Award”) rendered in connection with a dispute between Samsung and ITC over the application of the MFL provision in a license agreement between the parties, as well as (ii) a combined proceeding against Samsung and Nokia in the USITC alleging that both Samsung and Nokia engage in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe certain InterDigital patents (See, “Item 1 – Legal Proceedings, Samsung and Nokia U.S. International Trade Commission Proceedings and Related Delaware District Court Proceedings / Samsung 2nd Arbitration and Related Confirmation Proceeding.”). If we are unsuccessful in some or all of these matters, we may be delayed in collecting, collect less than we expect, or unable to collect royalties from Samsung on its sales of covered 2G products in accordance with the Samsung Award or otherwise, and we may be delayed in collecting, collect less than we expect, or unable to collect royalties from Samsung or Nokia on their sales of 2G/3G and 3G products.

Challenges to Existing License Agreements

Revenue and cash flow from existing and potential licensees may also be affected by challenges to our interpretation of provisions of license agreements or difficulties in renegotiating current license agreements. Such challenges or difficulties could result in rejection or modification of license agreements or the termination, reduction, and suspension of payments.

Ability to Enter into New License Agreements

We face challenges in entering into new patent license agreements. During discussions with unlicensed companies, significant negotiation issues arise from time to time. For example, manufacturers and sellers of 2G products can be reluctant to enter into a license agreement because such companies might be required to make a significant lump sum payment for unlicensed past sales. Also, certain of the inventions we believe will be employed in 3G products are the subject of our patent applications where no patent has been issued yet by the relevant patent reviewing authorities. Certain prospective licensees are unwilling to license patent rights prior to a patent’s issuance. Additionally, in the ordinary course of negotiations, in response to our demand that they enter into a license agreement, manufacturers raise different defenses and arguments including, but not limited to, (i) claims by third parties challenging the essential nature of our patents, (ii) claims that their products do not infringe our patents or that our patents are invalid or unenforceable, and (iii) the potential impact that any litigation or arbitration in which we are involved may have on such manufacturers. We can not be assured that all prospective licensees will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us.

Defending and Enforcing Patent Rights

Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge the validity of our patents. In some instances, certain of our patent claims have been declared invalid or substantially narrowed. We cannot assure that the validity of our patents will be maintained or that any of the key patents will be determined to be applicable to any particular product. Any significant adverse finding as to the validity or scope of our key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.

In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce patent license and confidentiality agreements, or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents or have determined that our patents are not infringed, invalid or unenforceable. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel that, in turn, could negatively affect our results of operations. Moreover, third parties could circumvent our patents through design changes. Any of these events could adversely affect our prospects for realizing future revenue.

Royalty Rates Could Decrease.

Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for 2G and 3G patents be lower than historic royalty rates, and in some cases, that the aggregate royalty rates for 2G and 3G products be capped. A number of companies have made claims as to the essential nature of their patents with respect to products for the 3G market. Additionally, for example, certain members of the European Telecommunications Standards Institute (ETSI) have previously sought to require all members that hold essential patents to agree upon a predetermined cumulative cap for royalties on the cost of all components of the next version of the 3GPP-based radio standard commonly referred to as “Long-Term Evolution” or “LTE.” Certain other members of ETSI have sought to require, for licensing purposes, consideration of maximum aggregate royalties in determining what constitutes a “fair and reasonable” royalty payment. Both the increasing number of patent holders of 3G and future technology and the efforts by certain industry members and groups to reduce and/or place caps on royalty rates could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future anticipated revenue and cash flow.

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

INTERDIGITAL, INC.

Date: November 6, 2007	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: November 6, 2007	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Chief Financial Officer.