Form 10-K
period 2007-12-31
InterDigital, Inc.
filed 2008-02-29
CIK 1405495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 transition period from              to

Commission File Number 1-11152

INTERDIGITAL, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1882087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

781 Third Avenue King of Prussia, Pennsylvania	19406-1409
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (610) 878-7800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	The NASDAQ Stock Market LLC
(title of class)	(name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Series B Junior Participating Preferred Stock Rights

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,513,490,151 as of June 30, 2007.

The number of shares outstanding of the registrant’s common stock was 46,402,913 as of February 22, 2008.d

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

i

GLOSSARY OF TERMS

1xEV-DO

“First Evolution Data Optimized.” An evolution of cdma2000.

2G

“Second Generation.” A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets, that provide basic voice services.

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

802.11

An IEEE Standard for wireless LAN interoperability. Letter appendages (i.e., 802.11 a/b/g) identify various amendments to the Standards which denote different features and capabilities.

Air Interface

The wireless interface between a terminal unit and the base station or between wireless devices in a communication system.

ANSI

“American National Standards Institute.” The United States national standards accreditation and policy agency. ANSI monitors and provides oversight of all accredited U.S. Standards Development Organizations to ensure they follow an open public process.

ASIC

“Application Specific Integrated Circuit.” A computer chip developed for a specific purpose and frequently designed using a microprocessor core and integrating other functions unique to the application in which the chip will be used. Many SOC designs are ASICs.

ATIS

“Alliance for Telecommunications Industry Solutions.” An ANSI-accredited U.S.-based Standards association which concentrates on developing and promoting technical/operational standards for the communications and information technology industries worldwide.

Bandwidth

A range of frequencies that can carry a signal on a transmission medium, measured in Hertz and computed by subtracting the lower frequency limit from the upper frequency limit.

Base Station

The central radio transmitter/receiver, or group of central radio transmitters/receivers, that maintains communications with subscriber equipment sets within a given range (typically a cell site).

Category 10

The HSDPA Standard contains different “categories,” ranging from category 1 through category 10, to define specific configurations and performances. Category 10 is the fastest mode of HSDPA and is capable of achieving 14Mbps.

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

ETSI

“European Telecommunications Standards Institute.” The Standards organization which drafts Standards for Europe.

FABLESS

Fabrication carried out by another party under a contract.

FDD

“Frequency Division Duplex.” A duplex operation using a pair of frequencies, one for transmission and one for reception.

FDMA

“Frequency Division Multiple Access.” A technique in which the available transmission bandwidth of a channel is divided into narrower frequency bands over fixed time intervals resulting in more efficient voice or data transmissions over a single channel.

Frequency

The rate at which an electrical current or signal alternates, usually measured in Hertz.

GHz

“Gigahertz.” One gigahertz is equal to one billion cycles per second.

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

HSUPA

“High Speed Uplink Packet Access.” An enhancement to WCDMA technology that improves the performance of the radio uplink to increase capacity and throughput, and to reduce delay.

iDEN®

“Integrated Dispatch Enhanced Network.” A proprietary TDMA Standards-based technology which allows access to phone calls, paging and data from a single device. iDEN is a registered trademark of Motorola, Inc.

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

Kbps

“Kilobits per Second.” A measure of information-carrying capacity (i.e., the data transfer rate) of a circuit, in thousands of bits per second.

Km

“Kilometer.”

Know-How

Technical information, technical data and trade secrets that derive value from the fact that they are not generally known in the industry. Know-how can include, but is not limited to, designs, drawings, prints, specifications, semiconductor masks, technical data, software, net lists, documentation and manufacturing information.

LAN

“Local Area Network.” A private data communications network linking a variety of data devices located in the same geographical area and which share files, programs and various devices.

LTE

“Long Term Evolution.” Generic name for the 3GPP project addressing future improvements to the 3G Universal Terrestrial Radio Access Network (UTRAN).

MAC

“Media Access Control.” Part of the 802.3 (Ethernet LAN) standard which contains specifications and rules for accessing the physical portions of the network.

MAN

“Metropolitan Area Network.” A communication network which covers a geographic area such as a city or suburb.

Mbps

“Megabits per Second.” A measure of information – carrying capacity of a circuit; millions of bits per second.

MIMO

“Multiple Input Multiple Output.” A method of digital wireless transmission where the transmitter and/or receiver uses multiple antennas to increase the achievable data rate or improve the reliability of a communication link.

Modem

A combination of the words modulator and demodulator, referring to a device that modifies a signal (such as sound or digital data) to allow it to be carried over a medium such as wire or radio.

v

Multiple Access

A methodology (e.g., FDMA, TDMA, CDMA) by which multiple users share access to a transmission channel. Most modern systems accomplish this through “demand assignment” where the specific parameter (frequency, time slot or code) is automatically assigned when a subscriber requires it.

ODM

“Original Design Manufacturer.” Independent contractors that develop and manufacture equipment on behalf of another Company using another Company’s brand name on the product.

OEM

“Original Equipment Manufacturer.” A manufacturer of equipment (e.g., base stations, terminals) that sells to operators.

OFDM

“Orthogonal Frequency Division Multiplexing.” A method of digital wireless transmission that distributes a signal across a large number of closely spaced carrier frequencies.

OFDMA

“Orthogonal Frequency Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access by assigning sets of narrowband carrier frequencies to each user. It is an extension of OFDM to multiple users.

OSI Reference Model

A seven layer network architecture model developed by ISO and ITU. Each layer specifies particular network functions.

PCMCIA

“Personal Computer Memory Card International Association.” An international industry group that promotes standards for credit card-sized memory card hardware that fits into computing devices such as laptops.

PDC

“Personal Digital Cellular.” The Standard developed in Japan for TDMA digital cellular mobile radio communications systems.

PHS

“Personal Handyphone System.” A digital cordless telephone system and digital network based on TDMA. This low-mobility microcell Standard was developed in Japan. Commonly known as PAS in China.

PHY

“Physical Layer.” The wires, cables, and interface hardware that connect devices on a wired or wireless network. It is the lowest layer of network processing that connects a device to a transmission medium.

Platform

A combination of hardware and software blocks implementing a complete set of functionalities that can be optimized to create an end product.

Protocol

A formal set of conventions governing the format and control of interaction among communicating functional units.

Reference Platform

A reference platform consists of the baseband integrated circuit, related software and reference design.

RF

“Radio Frequency.” The range of electromagnetic frequencies above the audio range and below visible light.

Smart Antenna

Antennas utilizing multiple elements with signal processing capabilities which enhance desired, or reduce undesired, transmission to or from wireless products.

SOC

“System-on-a-chip.” The embodiment on a single silicon chip of the essential components that comprise the operational core of a digital system.

Standards

Specifications that reflect agreements on products, practices or operations by nationally or internationally accredited industrial and professional associations or governmental bodies in order to allow for interoperability.

TDD

“Time Division Duplexing.” A duplex operation using a single frequency, divided by time, for transmission and reception.

TD/FDMA

“Time Division/Frequency Division Multiple Access.” A technique that combines TDMA and FDMA.

TDMA

“Time Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

TD-SCDMA

“Time Division Synchronous CDMA.” A form of TDD utilizing a low Chip Rate.

Terminal/Terminal Unit

Equipment at the end of a wireless voice and/or data communications path. Often referred to as an end-user device or handset. Terminal units include mobile phone handsets, PCMCIA and other form factors of data cards, personal digital assistants, computer laptops and modules with embedded wireless communications capability and telephones.

TIA/EIA-54

The original TDMA digital cellular Standard in the United States. Implemented in 1992 and then upgraded to the TIA/EIA-136 digital Standard in 1996.

TIA/EIA-95

A 2G CDMA Standard.

TIA/EIA-136

A United States Standard for digital TDMA technology.

TIA (USA)

The Telecommunications Industry Association.

UMB

“UltraMobile Broadband.” A generic term used to describe the next evolution of the 3GPP2 cdma2000 air interface standard. It is based on OFDMA technology.

WAN

“Wide Area Network.” A data network that extends a LAN outside of its coverage area, via telephone common carrier lines, to link to other LANs.

WCDMA

“Wideband Code Division Multiple Access” or “Wideband CDMA.” The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology.

WiMAX

A commercial brand associated with products and services using IEEE 802.16 Standard technologies for wide area networks broadband wireless.

Wireless

Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

Wireless LAN (WLAN)

“Wireless Local Area Network.” A collection of devices (computers, networks, portables, mobile equipment, etc.) linked wirelessly over a limited local area.

WTDD

“Wideband TDD” or “Wideband Time Division Duplex.” A form of TDD utilizing a high Chip Rate.

PART I

Item 1.	BUSINESS

Legal Entity Reorganization

On July 2, 2007, for the purpose of reorganizing into a holding Company structure, InterDigital Communications Corporation executed a Plan of Reorganization and an Agreement and Plan of Merger (“Merger”) with InterDigital, Inc., a newly formed Pennsylvania corporation and another newly formed Pennsylvania corporation owned 100% by InterDigital, Inc. As a result of the Merger, InterDigital Communications Corporation became a wholly-owned subsidiary of InterDigital, Inc. These transactions are herein referred to collectively as the “Reorganization.” As a result of the Reorganization, neither the business conducted by InterDigital, Inc. and InterDigital Communications Corporation in the aggregate, nor the consolidated assets and liabilities of InterDigital, Inc. and InterDigital Communications Corporation, in the aggregate, changed.

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

Immediately following the Merger, the provisions of the articles of incorporation and bylaws of InterDigital, Inc. were the same as those of InterDigital Communications Corporation prior to the Merger. Immediately following the Merger, the authorized capital stock of InterDigital, Inc., the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof were also the same as the capital stock of InterDigital Communications Corporation immediately prior to the Merger. Immediately following the Merger, the directors and executive officers of InterDigital, Inc., were the same individuals who were directors and executive officers, respectively, of InterDigital Communications Corporation immediately prior to the Merger.

In this document, the words “we,” “our,” “ours,” “us,” “the Company,” or “InterDigital” refer to InterDigital, Inc and its subsidiaries, individually and/or collectively.

General

We design and develop advanced digital wireless technologies for use in digital cellular and wireless IEEE 802 related products. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802 compliant products are built, and our contributions are regularly incorporated into such Standards. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802 related products. In addition, we offer for license or sale our SlimChip family of mobile broadband modem solutions (which includes modem IP know-how, baseband ICs and Reference Platforms) to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, use and sell digital cellular products. We have built our suite of technology and patent offerings through independent development, joint development with other companies and selected acquisitions.

Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support. We plan to increase our revenues through the organic growth of our current customers, by adding new patent license agreements and by generating sales of our SlimChip solutions.

As an early participant in the digital wireless market, we developed pioneering solutions for the two primary cellular air interface technologies in use today: TDMA and CDMA technologies. That early involvement, as well as our continued development of advanced digital wireless technologies, has enabled us to create our significant worldwide portfolio of patents and patent applications. Included in that portfolio are a number of patents and patent applications, which we believe are or may be essential, or may become essential to 2G and 3G cellular Standards, and other wireless Standards such as IEEE 802. Accordingly, we believe that companies making, using or selling products compliant with these Standards require a license under our essential patents, and will require licenses under essential patents that may issue from our pending patent applications. In conjunction with our participation in certain Standards bodies, we have filed declarations stating that we believe we have or may have essential patents and that we agree to make our essential patents available for use and license on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the respective Standards organizations.

Third party products incorporating our patented inventions include:

•	Mobile devices, including cellular phones, wireless personal digital assistants and notebook computers, PCMCIA cards, and similar products

•	Base stations and other wireless infrastructure equipment

•	Components for wireless devices

We also incorporate our inventions into our own mobile broadband modem solutions, including our SlimChip IP, SlimChip ICs, and SlimChip Reference Platforms designed for advanced performance in emerging high speed 3G networks. In addition to conforming to applicable Standards, our solutions also include proprietary implementations for which we seek patent protection. We believe that our technology solutions provide performance, time-to-market and cost advantages to our customers.

Our investments in the development of advanced digital wireless technologies and related products and solutions include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 44% and 47% of our total operating expenses exclusive of non-recurring contingency accruals and repositioning charges. The largest portion of this cost has been personnel costs. As of December 31, 2007, we employed 261 engineers, 93% of whom hold advanced degrees and 45 of those hold PhDs.

InterDigital Communications Corporation incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and it conducted its initial public offering in November 1981. Following an internal corporate reorganization in July 2007, InterDigital Communications Corporation became the wholly-owned operating subsidiary of InterDigital, Inc. InterDigital Communications Corporation is now known as InterDigital Communications, LLC. Our corporate headquarters and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology and product development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; and Montreal, Quebec, Canada.

Our Internet address is www.interdigital.com where, in the “Investing” section, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, certain other reports required to be filed under the Securities Exchange Act of 1934 and all amendments to those reports as soon as reasonably practicable after such material is filed with the United States Securities and Exchange Commission (SEC). The information contained on or connected to our website is not incorporated by reference into this Form 10-K.

Wireless Communications Industry Overview

Participants in the wireless communications industry include original equipment manufacturers (OEMs), semiconductor manufacturers, original design manufacturers (ODMs), and a variety of technology suppliers, applications developers, and operators that offer communications services and products to consumers and businesses. To achieve economies of scale and allow for interoperability, products for the wireless industry have typically been built to wireless Standards. These Standards have evolved in response to large demand for services and expanded capabilities of mobile devices. Although the cellular market initially delivered voice-oriented and basic data services (commonly referred to as Second Generation or 2G), over the past five years, the industry transitioned to providing voice and multimedia services that take advantage of the higher speeds offered by the newer technologies, commonly referred to as Third Generation or 3G technologies. Concurrently, non-cellular wireless technologies, such as IEEE 802.11, have emerged as a means to provide wireless Internet access for fixed and nomadic use. Industry participants anticipate a proliferation of converged devices that incorporate multiple air interface technologies and functionalities, and provide seamless operation. As an example, such converged devices may provide seamless operation between a 3G network and a WLAN network.

Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to approximately 2.6 billion at the end of 2007. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers could exceed 4.5 billion in 2012.

(1)	Source: Strategy Analytics, Inc. July 2007. Data for 2007 through 2012 represents estimates of handset sales.
(2)	Includes: WCDMA/HSPA, LTE, and TD-SCDMA.
(3)	Includes: cdma2000 and its evolutions, such as EV-DO.
(4)	Includes: GSM/GPRS/EDGE and Analog, iDEN, TDMA, PHS and PDC.

The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to over one billion units in 2007. We believe the combination of a broad subscriber base, continued technological change, and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of wireless products and services over the next five years. For these same reasons, shipments of 3G-enabled phones, which represented approximately 25% of the market in 2006, are predicted to increase to approximately 70% of the market by 2012. Moreover, recent advances in 3G technologies that support devices offering higher data rates have met with rapid consumer uptake.

In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 Standard have nearly doubled every year. While relatively small compared to the cellular market (approximately 300 million IEEE 802.11 wireless ICs shipped in 2007), the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances and enable roaming. These Standards are establishing technical specifications for high data rates, such as IEEE 802.16 (WiMAX) as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).

Evolution of Wireless Standards

Wireless communications Standards are formal guidelines for engineers, designers, manufacturers and service providers that regulate and define the use of the licensed radio frequency spectrum in conjunction with providing specifications for wireless communications products. A primary goal of the Standards is to assure interoperability of products, marketed by multiple companies, built to a common Standard. A number of international and regional wireless Standards Development Organizations (SDOs), including the International Telecommunications Union (ITU), the European Telecommunications Standards Institute (ETSI), the Telecommunications Industry Association (TIA), the Alliance for Telecommunications Industry Solutions (ATIS), and the American National Standards Institute (ANSI), have responsibility for the development and administration of wireless communications Standards. New Standards are typically adopted with each new generation of products, are often compatible with previous generations of the Standards and are defined to ensure interoperability.

SDOs typically ask participating companies to declare formally whether they believe they hold patents or patent applications essential to a particular Standard and whether they are willing to license those patents on either a royalty-bearing basis on fair, reasonable and nondiscriminatory terms or on a royalty-free basis. To manufacture, have made, sell, offer to sell or use such products on a non-infringing basis, a manufacturer or other entity doing so must first obtain a license from the holder of essential patent rights. The SDOs do not have enforcement authority against entities that fail to obtain required licenses, nor do they have the ability to protect the intellectual property rights of holders of essential patents.

Digital Cellular Standards

The defined capabilities of the various technologies continue to evolve within the SDOs. Deployment of 3G services allows operators to take advantage of additional radio spectrum allocations and through the use of higher data speeds than 2.5G, deliver additional applications to their customers. Operators began to deploy 3G services in 2000. The five specifications under the 3G standard (generally regarded as being the ITU “IMT-2000” Recommendation) include the following forms of CDMA technology: FDD and TDD, (collectively referred to in the industry as WCDMA), and Multichannel CDMA (cdma2000 technology). In addition, TD-SCDMA, a Chinese variant of TDD technology, has been included in the Standard’s specifications.

The principal Standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies with 3G capable-products beginning to replace 2G-only products. The Standardized 2G TDMA-based technologies include GSM, TIA/EIA 54/136 (commonly known as AMPS-D, United States-based TDMA, which is currently being phased out in conjunction with the U.S. FCC-mandated conversion from analog-based cellular service), PDC, PHS, DECT and TETRA. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, the Americas and other regions. In 2007, approximately 68% of total mobile device sales conform to the 2G and 2.5G TDMA-based Standards. WCDMA-enabled devices accounted for an additional 15% of total sales. Thus, the combined sales of GSM-enabled devices and devices with 3G WCDMA technology accounted for approximately 83% of worldwide handset sales.

Narrowband 2G CDMA-based technologies include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea and several other countries. Similar to the TDMA-based technologies, the CDMA-based technologies are migrating to 3G. In 2007, about 15% of worldwide handset sales were based on these 2G / 2.5G CDMA technologies plus its 3G evolution.

The Standards groups continue to advance the performance and capabilities of their respective air interfaces. Chief among the most recent enhancements are High Speed Downlink Packet Access and High Speed Uplink Packet Access (HSDPA/HSUPA), an evolution of WCDMA, and First Evolution Data Optimized (1xEV-DO), an evolution of cdma2000. At year end 2007, over 150 operators had launched HSDPA networks.

The continued advances to the WCDMA cellular air interface standards are being made under a program within 3GPP entitled “Long Term Evolution” (LTE). There is a similar long term evolution program underway within 3GPP2 for cdma2000 (referred to as Ultra Mobile Broadband (UMB)). Both of these evolution programs are based on OFDM/OFDMA technology.

IEEE 802-Based Standards

The wireless Standard, IEEE 802.11, was first ratified in 1997. Since that time, the IEEE 802.11 Working Group has continued to update and expand the basic IEEE 802.11 Standard to achieve higher data rates, accommodate additional operating frequencies and provide additional features. Equipment conforming to these Standards (i.e., IEEE 802.11a/b/g) is in the marketplace today. Intended for short range applications, operating in unlicensed frequency bands and requiring a modest amount of infrastructure, IEEE 802.11 Standards-based equipment has seen substantial market growth, especially in consumer home networking applications. Similar to 3G, this Standard also continues to evolve toward higher data rates and improved service capabilities.

The wide area network community has also established the IEEE 802.16 Working Group to define air interface Standards for longer distance (2 to 50 km) Metropolitan Area and Wide Area Networks (MAN/WAN). The first 802.16 Standard was published in 2002. Specifying operating frequencies from 10 to 66 GHz, it is primarily aimed toward very high speed wide area point to multipoint fixed applications. In 2003, an amendment to the 802.16 Standard (802.16a) was published which added operation in the 2 to 11 GHz frequency bands. This addition made the Standard much more suitable for providing wireless broadband high-speed Internet access for residential and small office applications. In 2004, 802.16a and several other amendments to the base 802.16 Standard were combined into a single document which was published as 802.16-2004 and which was ultimately adopted by the WiMAX Business Forum for fixed use deployments. Equipment conforming to the 802.16-2004 fixed Standard was initially introduced in 2006. Concurrent with this revision of the fixed Standard, the 802.16 Working Group embarked on defining a mobile version of the Standard (referred to as 802.16e). The mobile version of the Standard was completed and published in February 2006 and initial equipment certification by the WiMAX Forum commenced in late 2007.

The WiMAX Forum adopted a specific form of the 802.16e Standard for development and deployment as “mobile WiMAX” The 802.16e mobile standard is being further developed as 802.16m to further improve its performance and capabilities. 802.16m is specifically targeted to meet the ITU requirements for “IMT-Advanced,” a follow-on to the earlier IMT-2000 Recommendation mentioned above.

More recently, the IEEE 802 community has begun to address the question of handover between the different IEEE 802 technologies, both wired and wireline, as well as handover to external non-802 networks, such as cellular. This new group, IEEE 802.21, entitled Media Independent Handover Services anticipates that their initial Standard will be published in mid 2008. The IEEE 802.21 technology is specifically oriented towards the future all-IP Next Generation Network that merges existing fixed and mobile networks into a single homogeneous integrated network capable of supporting all envisioned advanced fixed and mobile services including voice, data and video.

InterDigital’s Strategy

A core component of our strategy is the ability to develop advanced digital wireless technologies. We will continue to develop those technologies, contribute our ideas into the Standards bodies and bring those technologies to market, generating revenues from patent licensing as well as product sales. Our goal is to derive revenue on every 3G mobile device sold, either in the form of patent licensing revenues, product related revenues, or a combination of these elements. In recent years, our patent license agreements have contributed the majority of our cash flow and revenues. As of December 2007, we recorded patent royalties on approximately one-third of all 3G mobile devices sold worldwide. In addition, our technology product solutions offer an additional means to generate revenue from 3G mobile devices.

Our strategy for achieving our goal is as follows:

•	Continue to fund significant technology development

•	Maintain substantial involvement in key worldwide Standards bodies, contributing to the ongoing definition of wireless Standards and incorporating our inventions into those Standards

•

License our patented technology to wireless equipment producers worldwide, maximizing realizable value in our 3G licenses by investing the time necessary to negotiate appropriate economic terms for 3G products

•	Vigorously defend our intellectual property and related contractual rights

•

Offer to both semiconductor producers and mobile device manufacturers a family of mobile broadband modem solutions that include intellectual property (IP) know-how, 2G/3G dual-mode baseband ICs fabricated by third parties, and complete reference platforms

•	Examine opportunities to acquire related or complementary technologies and capabilities

•	Establish strategic relationships to facilitate time-to-market advantages and gain competitive access to both complementary technologies and IC production capabilities

InterDigital’s Technology Position

Cellular Technologies

We have a long history of developing cellular technologies including those related to CDMA and TDMA technologies, and more recently, OFDMA and MIMO technologies. A number of our TDMA-based and CDMA-based inventions are being used in all 2G, 2.5G and 3G wireless networks and mobile terminal devices.

We led the industry in establishing TDMA-based TIA/EIA-54 as a digital wireless U.S. Standard in the 1980s. We developed a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. Some of our more central inventions are:

•	The fundamental architecture of commercial Time Division/Frequency Division Multiple Access (TD/FDMA) systems

•	Methods of synchronizing TD/FDMA systems

•	A flexible approach to managing system capacity through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions

•	The design of a multi-component base station, utilizing distributed intelligence, which allows for more robust performance

•	Initializing procedures that enable roaming

We also have developed and patented innovative CDMA technology solutions. Today, we hold a significant worldwide portfolio of CDMA patents and patent applications. Similar to our TDMA inventions, we believe that a number of our CDMA inventions are essential to the implementation of CDMA systems in use today. Some of our CDMA inventions include or relate to:

•	Global pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment

•	Bandwidth allocation: Techniques including multi-channel and multi-code mechanisms

•	Power control: Highly efficient schemes for controlling the transmission output power of terminal and base station devices, a vital feature in a CDMA system

•	Joint detection and interference cancellation techniques for reducing interference

•	Soft handover enhancement techniques between designated cells

•	Various sub-channel access and coding techniques

•	Packet data

•	Fast handoff

•	Geo-location for calculating the position of terminal users

•	Multi-user detection (MUD)

•	High speed packet data channel coding

•	High speed packet data delivery in a mobile environment, including enhanced uplink

The cellular industry has ongoing initiatives aimed at technology improvements. We have engineering development projects to build and enhance our technology portfolio in many of these areas, including the Long Term Evolution (LTE) project for 3GPP radio technology, further evolution of the 3GPP WCDMA Standard (including HSPA+), and continuing improvements to the legacy GSM-EDGE Radio Access Network (GERAN). The common goal is to improve the user experience and reduce the cost to operators via increased capacity, reduced cost per bit, increased data rates and reduced latency. Of the above technologies, LTE is the most advanced in that it uses the newer OFDMA/MIMO technologies.

IEEE 802-based Wireless Technologies

With our strong wireless background, we have expanded our engineering and corporate development activities to focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802 family of Standards. We are building a portfolio of technology related to the WLAN, WMAN and digital cellular area that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n), handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), radio resource measurements (IEEE 802.11k), wireless network management (IEEE 802.11v), wireless network security and broadband wireless (IEEE 802.16, including WiMAXTM wireless technology).

Business Activities

Patent Licensing

Our Patent Portfolio

As of December 31, 2007, our patent portfolio consisted of 932 U.S. patents (163 of which issued in 2007), and 3,266 non-U.S. patents (942 of which issued in 2007). We also have numerous patent applications pending worldwide. As of December 31, 2007 we had 1,328 pending applications in the U.S. and 8,679 pending non-U.S. patent applications. The patents and applications comprising our portfolio relate specifically to digital wireless radiotelephony technology (including, without limitation, TDMA and/or CDMA) and expire at differing times ranging from 2007 through 2027. A significant part of our TDMA patent portfolio, representing some of the Company’s “pioneering” TDMA patents, expired during 2006.

The United States Patent and Trademark Office (USPTO) permits the filing of “provisional” applications for, among other reasons, preserving rights to an invention prior to filing a formal “non-provisional” application. Typically, the filing of a provisional application is followed with the filing of a “non-provisional” application, which may add content, such as claim language, to the provisional application, or may combine multiple provisional applications. The USPTO, along with other international patent offices, also permits the filing of “continuation” or “divisional” applications, which are based, in whole or in part, on a previously filed non-provisional patent application. Most of our foreign patent applications are single treaty application filings, which can lead to patents in all of the countries that are parties to a particular treaty. During 2007, we filed 626 U.S. patent applications consisting of 143 first filed, U.S. non-provisional, non-continuation patent applications, 388 U.S. provisional applications and 95 U.S. continuation, continuation-in-part or divisional applications. Typically, each new U.S. non-provisional application is used as the basis for the later filing of one or more foreign applications.

Patent Licenses

Currently, numerous manufacturers supply digital cellular equipment conforming to 2G and 3G Standards. We believe that any of those companies that use our patented inventions will require licenses from us. While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements. We expend significant effort identifying potential users of our inventions and negotiating patent license agreements with companies that may be reluctant to take licenses. We are in active discussions with a number of companies regarding the licensing of our 2G and 3G-related patents on a worldwide basis. During negotiations, unlicensed companies may raise different defenses and arguments as to their need to enter into a patent license with us, to which we respond. In the past year, these defenses and arguments have included positions by companies: (i) as to the essential nature of our patents, (ii) that their products do not infringe our patents and/or that our patents are invalid and/or unenforceable, and (iii) concerning the impact of litigation between us and other third parties. If we believe that a third party is required to take a license to our patents in order to manufacture and sell products, we might commence legal action against the third party if they refuse to enter into a patent license agreement.

We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, use or sell, or intend to manufacture, use or sell, equipment that implements the inventions covered by our portfolio of patents. We have entered into numerous non-exclusive, non-transferable (with limited exceptions) patent license agreements with companies around the world. When we enter into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on covered products that it will sell or anticipates selling during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Our patent license agreements are structured on a royalty-bearing basis, paid-up basis or combination thereof. Most of our patent license agreements are royalty bearing. Most of these agreements provide for the payment of royalties on an ongoing basis, based on sales of covered products built to a particular Standard (convenience based licenses). Others provide for the payment of royalties on an ongoing basis if the manufacture, sale or use of the licensed product infringes one of our patents (infringement based licenses).

Our license agreements typically contain provisions which give us the right to audit our licensees’ books and records to ensure compliance with the licensees’ reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we might enter into negotiations or dispute resolution proceedings with the licensee to resolve the discrepancy, either of which might lead to payment of all or a portion of the amount claimed due under the audit or termination of the license.

We recognize the revenue from per-unit royalties in the period when we receive royalty reports from licensees. In circumstances where we receive consideration for sales made prior to the effective date of a patent license, we typically recognize such payments as revenue in the quarter in which the patent license agreement is signed. However, if the patent license agreement is reached as part of the settlement of patent infringement litigation, we recognize consideration for past sales as other income. Some of these patent license agreements provide for the non-refundable prepayment of royalties which are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties are calculated and either applied against any prepayment, or become payable in cash. Additionally, royalties on sales of covered products under the license agreement become payable or applied against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per-unit, a percentage of sales, percentage of sales with a per-unit cap and other similar measures. The formulas can also vary by other factors including territory, covered Standards, quantity and dates sold.

Some of our patent licenses are paid-up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions can include paid-up licenses for a period of time, for a class of products, under certain patents or for sales in certain countries or a combination thereof. Licenses have become paid-up based on the payment of fixed amounts or after the payment of royalties for a term. We recognize revenues related to fixed amounts on a straight-line basis.

From time to time, some of our patent licenses may contain “most favored licensee” (MFL) clauses which permit the licensee to elect to apply the terms of a subsequently executed license agreement with another party that are more favorable than those of the licensee’s original agreement. The application of the MFL clause may affect, and generally acts to reduce, the amount of royalties payable by the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements. One key license agreement that contains an MFL clause is our 1996 patent license agreement (Samsung Agreement) with Samsung Electronics Co. Ltd. (Samsung), to the extent that latter MFL clause has survived. Additionally, in first quarter 2007, NEC gave notice of its intent to enforce the MFL provision under its worldwide, non-exclusive, generally non-transferable, royalty-bearing, narrowband CDMA and 3G patent license agreement with ITC. The parties entered into an Amendment to this patent license agreement in July 2007 to, among other things, gradually reduce the rates applicable to sales of covered products under that agreement and eliminate NEC’s most favored licensee rights applicable to such products.

Expenditures relating to maintaining our current licenses (other than enforcement and arbitration proceedings) are not material, and are predominantly administrative in nature. Cash flows from patent license agreements have been used for general corporate purposes, including substantial reinvestment in Standards contributions, technology development and productization. Revenues generated from royalties are subject to quarterly and annual fluctuations.

During 2007, 2006 and 2005, revenue from our Asian-based licensees comprised 79%, 39%, and 71% of total revenues, respectively. For the same years, revenue from our European-based licensees comprised 10%, 58%, and 14% of total revenues, respectively.

In addition to patent licensing, we actively seek to license know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies.

The achievement of our long term strategic objectives is based on securing 3G patent license agreements with a substantial portion, if not all, of the mobile phone industry. Because the vast majority of 3G mobile device sales are expected to occur in the future, we believe the Company is best served by entering into patent license agreements on appropriate economic terms, even if securing such terms results in completing the negotiation of any particular license later than it otherwise could have been completed on less favorable terms.

2007 Patent License Activity

During third quarter 2007, we entered into a worldwide, non-transferable, non-exclusive, fixed-fee royalty-bearing patent license agreement with Apple Inc. (“Apple”). Under the seven-year license agreement, effective June 29, 2007, we granted a license to Apple under our patent portfolios covering the current iPhone (TM) and certain future mobile phones, if any.

In fourth quarter 2007, we entered into an amendment of the existing non-exclusive, worldwide, royalty-bearing convenience-based patent license agreement with Research In Motion Limited. Under the terms of the amendment, we extended the term of the patent license agreement through December 31, 2012 and also expanded the scope of the patent license agreement to cover 3G products.

In fourth quarter 2007, we entered into non-exclusive, worldwide, royalty-bearing, convenience-based, patent license agreements with Giant Electronics covering the sale of terminal units and infrastructure compliant with 2G, 2.5G, and 3G Standards.

Patent Licensees Generating 2007 Revenues Exceeding 10% of Total Revenues

In 2007, LG, Sharp Corporation of Japan (Sharp) and NEC were approximately 25%, 19%, and 14% of our total 2007 revenues, respectively.

Patent Licensees Generating 2007 Revenues Exceeding 10% of Recurring Revenues

The loss of revenues and cash payments from any of the licensees discussed below (with the exception of the NEC 2G Agreement and the LG patent license agreement, for which all present and anticipated cash has been received) would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

ITC is a party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, narrowband CDMA and 3G patent license agreement with NEC. Pursuant to its patent license agreement with ITC, NEC is obligated to pay royalties on a convenience basis on all sales of products covered under the license. We recognize revenue associated with this agreement in the periods we receive the related royalty reports. NEC and ITC are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing TDMA patent license agreement (2G). In 2002, the parties amended that agreement to provide for the payment by NEC to ITC of $53.0 million, in exchange for which royalty obligations for PHS and PDC products are considered paid-up. We recognized revenue associated with this $53.0 million payment on a straight-line basis from the January 2002 agreement date through February 2006, which was the expected period of use by NEC. It is unlikely that NEC would have any further royalty payment obligations under that agreement based on existing paid-up and other unique provisions. In 2007, we recorded revenues of $32.3 million from NEC, all of which is attributable to our narrowband CDMA and 3G patent license agreement.

ITC is a party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp (Sharp PHS/PDC Agreement) covering sales of terminal devices compliant with TDMA-based PHS and PDC Standards. In fourth quarter 2006, ITC and Sharp entered into an Amendment which extended the term of the Sharp PHS/PDC Agreement from April 2008 to April 2011. Sharp is obligated to make royalty payments on sales of licensed products as covered products are sold. We recognize revenue associated with this agreement in the periods we receive the related royalty reports.

ITC and Sharp are also parties to a separate worldwide, non-exclusive, convenience-based, generally nontransferable, royalty-bearing patent license agreement (Sharp NCDMA/GSM/3G Agreement) covering sales of GSM, narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. Under an amendment to that agreement executed in first quarter 2004, which affects certain payment terms and other obligations of the parties, Sharp made a royalty prepayment of approximately $17.8 million in second quarter 2004, which was exhausted in the fourth quarter of 2004. Sharp is obligated to make royalty payments on sales of licensed products, to the extent it does not have a royalty credit, as covered products are sold. As part of the 2006 Amendment referred to in the preceding paragraph, Sharp made additional lump-sum payments and agreed to prepay estimated 2007 royalties on designated sales. We recognized revenue associated with this agreement in the periods that the royalty reports were received. This license agreement expires upon the last to expire of the patents licensed under this agreement. In 2007, we recorded revenues of $44.5 million from Sharp of which approximately $1.2 million is attributable to the Sharp PHS/PDC Agreement and approximately $43.3 million is attributable to the Sharp NCDMA/GSM/3G Agreement.

We are also a party to a worldwide, non-exclusive, royalty-bearing, convenience-based patent license agreement with LG Electronics, Inc. (“LG”) covering the sale of (i) terminal units compliant with 2G and 2.5G TDMA-based and 3G Standards, and (ii) infrastructure compliant with cdma2000 technology and its extensions up to a limited threshold amount. Under the terms of the patent license agreement, LG paid us $95 million in each of the first quarters of 2006, 2007, and 2008. The agreement expires at the end of 2010 upon which LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license, and become unlicensed as to all other products covered under the agreement. We are recognizing revenue associated with this agreement on a straight-line basis from the inception of the agreement until December 31, 2010.

Patent Oppositions

In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are sometimes subject to complex legal and factual challenges and other uncertainties. Accordingly, our patents are subject to uncertainties typical of patent enforcement generally. Third parties have challenged and continue to challenge the validity of some of our patents in various jurisdictions. While, in a few cases, our patents have been invalidated or substantially narrowed, this has not impaired our patent license program. If a party successfully asserts that some of our patents are invalid, unenforceable, or not infringed, we do not believe there would be a material adverse impact on our ongoing revenues from existing patent license agreements. However, there could be an adverse impact on our ability to generate new royalty streams. The cost of enforcing and protecting our patent portfolio is significant.

Patent Infringement and Declaratory Judgment Proceedings

From time to time, if we believe any party is required to license our patents in order to manufacture and sell certain digital cellular products and such party has not done so, we may institute legal action against them. This legal action typically takes the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the U.S. International Trade Commission (“USITC”). In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. In a USITC proceeding, we would typically seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. The response from the subject party can come in the form of challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products. In addition, a party might file a Declaratory Judgment action to seek a court’s declaration that our patents are invalid, unenforceable, not infringed by the other party’s product, or are not essential. Our response to such a Declaratory Judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of damages for past sales, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the manufacturer from manufacturing and/or selling the infringing product. An adverse ruling in a patent infringement lawsuit or a USITC proceeding, in terms of having patents declared invalid, non-infringed or unenforceable, could result in difficulty securing new licenses to the extent such a ruling affects a significant portion of our patent portfolio related to any particular wireless Standard. Regardless of the actual outcome of the litigation, the cost of such litigation can be significant. As part of a settlement of a patent infringement lawsuit against a third party, we could typically seek to recover consideration for past infringement, and grant a license under the patent(s) in suit (as well as other patents) for future sales. Such a license could take any of the forms discussed above.

Contractual Arbitration Proceedings

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our license agreements typically provide for audit rights as well as private arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to an arbitration might have the right to have the Award reviewed in a court of competent jurisdiction. However, based on public policy favoring the use of arbitration, it is difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award converted into a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.

Technology and Product Development

We have designed, developed and placed into operation a variety of advanced digital wireless technologies, systems and products since our inception in the early 1970s. Over the course of our history, our strength has been our ability to explore emerging technologies, identify needs created by the development of advanced wireless systems and building technologies for those new requirements.

Today, we are focusing our product development efforts on advanced cellular technologies. This includes developing 3G WCDMA technologies, in particular HSDPA/HSUPA implementations, and the 3GPP Long Term Evolution (LTE) project based on OFDMA/MIMO. Our SlimChip family of mobile broadband modem solutions integrates 2G GSM/GPRS/EDGE solutions, which we have licensed from Infineon with our advanced 3G technology (WCDMA/HSDPA/HSUPA). Our SlimChip mobile broadband modem solutions consists of SlimChip IP (broadband modem intellectual property know-how), SlimChip ICs (high performance baseband ICs) and SlimChip Reference Platforms (chipsets, software, and reference designs).

We also develop advanced IEEE 802 wireless technologies, in particular technology related to WLAN and digital cellular applications that include data rate and latency improvements to IEEE 802.11, handover among radio access technologies (IEEE 802.21) and wireless network management and security. For example, we have developed a mobility solution based on 802.21 that greatly improves handover performance between WiBro (a Korean version of mobile WiMax) and UMTS networks.

We recorded expenses of $87.1 million, $65.4 million, and $63.1 million during 2007, 2006, and 2005, respectively, related to our research and development efforts. These efforts foster inventions which are the basis for many of our patents. As a result of such patents and related patent license agreements, in 2007, 2006 and 2005, we recognized $230.8 million, $473.6 million and $144.1 million of patent licensing revenue, respectively. In addition, in 2007, 2006, and 2005, we recognized technology solutions revenues totaling $3.4 million , $6.9 million, and $19.0 million, respectively.

3G WCDMA/FDD Technology and Product Development

We have developed for sale or license the SlimChip family of mobile broadband solutions, which supports digital cellular functionality for 2G and 3G, including HSDPA and HSUPA. This IC family supports functionality compliant with R6 HSDPA and HSUPA technologies. The family of SlimChip products includes:

•	SlimChip High Performance Baseband ICs

•	Slim modem architecture optimized for mobile broadband devices

•	Advanced receiver technology and receive diversity for superior cell-edge performance and interference mitigation

•	Power-efficient design using advanced battery saving techniques

•	SlimChip Reference Platforms

•	Complete chipsets, software and reference designs for mobile broadband devices, such as ExpressCards, USB sticks and mini cards for notebooks and UMPCs

•	Production tools for calibration, debug, software upgrades

•	Integration, verification, certification, and testing support plus on-going maintenance program

•	SlimChip Modem IP that is proven in silicon

•	2G and 3G physical layers

•	Dual mode protocol stack with InterRAT

•	Optimized integration of GSM/GPRS/EDGE/WCDMA/HSDPA/HSUPA

Our SlimChip products feature a “slim” modem architecture where the modem - which provides core wireless connectivity - is separated from the applications processor and peripheral functions. This approach allows terminal unit manufacturers to customize the modem, in a rapid and cost-efficient manner, to specific mobile broadband devices such as data cards, smart phones or feature phones.

SlimChip products feature advanced receiver technology with receive diversity, providing superior interference mitigation resulting in higher data speeds and better coverage. In pre-customer trials, the SlimChip Reference Platform in an Express Card form factor has delivered true mobile broadband performance with data speeds of up to 7.2 Mbps in the downlink and 1.5 Mbps in the uplink. The SlimChip design supports speeds up to 10 Mbps in the downlink and 5.7 Mbps in the uplink.

The Company continues to conduct interoperability testing against various 2G/3G network vendor’s equipment, pre-certification efforts of its SlimChip modem chipset and reference platform, including ETSI conformance tests for GCF (Global Certification Forum) certification testing and continues to conduct additional customer evaluations and testing.

WCDMA/TDD Technology and Product Development

During the period 1999 through 2003, the Company was actively engaged in the development and standardization of technology related to the TDD mode 3G standard. Our TDD technology development effort resulted in the Company developing a validated and fully Standards compliant WTDD technology solution. We delivered TDD technology building blocks to Nokia for use in 3G wireless products for which they paid an aggregate amount of approximately $58.0 million.

As a result of this and prior technology development efforts, the Company established a significant patent portfolio related to TDD-based wireless systems, including without limitation the TDD mode of WCDMA and the TD-SCDMA systems being deployed in the People’s Republic of China. As part of its license agreements, the Company typically includes TDD-based Standards (like TD-SCDMA) as a covered Standard. In addition, the Company has expended and continues to expend appropriate resources targeted to generate revenue from the roll-out of TD-SCDMA products in the People’s Republic of China.

Continuing Technology and Standards Development

Recognizing the need continually to improve data rates, coverage and capacity, work is currently underway within 3GPP on further evolution of the WCDMA Standards, including evolution of HSPA (HSDPA/HSUPA) to downlink data rates of 20-40 Mbps and uplink data rates of approximately 10 Mbps. Releases 7 and 8 are expected to address incremental performance improvements to WCDMA and HSPA (HSDPA/HSUPA) including the incorporation of MIMO and other data throughput and latency improvements and power saving features.

In addition, work continues on a longer term initiative, Evolved UTRA/UTRAN (UMTS Terrestrial Radio Access/ UMTS Terrestrial Radio Access Network), also known at Long Term Evolution or LTE. The objectives of this initiative are more ambitious, targeting peak data rates of 300 Mbps in the downlink and 75 Mbps in the uplink, improved spectrum efficiency, significantly reduced data latency, and scaleable bandwidths from as low as 1.25 MHz to as high as 20 MHz. We are actively participating in the HSDPA/HSUPA and LTE Standards activities and have launched internal projects to develop the technology necessary to support the new performance requirements.

Wireless LAN, Mobility and Security

As part of our broader technology development activities, we are developing solutions addressing WLAN technology and mobility between WLAN and cellular networks. These projects support activities within the IEEE 802, ITU and 3GPP network architecture working groups. Technology development areas include improvements to the 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n), handover between radio access technologies (i.e., IEEE 802.21), mesh networks, wireless network management, and wireless network and device security.

3G FDD / WCDMA Technology Product Customers and Partners

Infineon Technologies AG

We jointly developed and continue to support a 3G protocol stack for use in terminal units under our 2001 cooperative development, sales and alliance agreement with Infineon Technologies AG (Infineon). This 3G protocol stack interfaces with existing GSM/GPRS/EDGE protocol stack software to provide dual-mode (2G/3G) protocol stack functionality, supports Infineon’s 3G baseband processor, and is portable to other baseband processors. Together with Infineon, we completed the full dual-mode WCDMA/FDD release 99 protocol stack in 2003. This protocol stack solution has been commercially deployed and continues to be offered to 3G mobile phone and semiconductor producers. The technology is operating in commercial production in Japan. We have supported Infineon with interoperability testing and continue to support product launch and certification with field support, software support and lab testing. In fourth quarter 2005, we extended our 3G protocol stack relationship with Infineon to include the joint development and commercialization of upgraded, Standards-compliant Release 5 protocol stacks with HSDPA functionality. In the first quarter of 2006, we further extended our 3G protocol stack relationship with Infineon to include joint development and commercialization of an upgraded, Standards-compliant Release 6 protocol stack to include HSUPA functionality.

Also in fourth quarter 2005, we entered into a new agreement with Infineon permitting us independently to offer a complete dual-mode GSM/GPRS/EDGE and WCDMA/HSDPA integrated protocol stack to the market. Under the agreement, we have licensed Infineon’s legacy GCF-certified GSM/GPRS/EDGE protocol stack, which we are now able to license to customers in combination with our evolving 3G protocol stack and baseband offering. This provides us the ability to offer a comprehensive Standards-compliant WCDMA Release 5 dual-mode protocol stack, as well as a complete 3G physical to application layer modem solution. In addition to GCF certification, the GSM/GPRS/EGDE protocol stack has 75 type approvals and has completed interoperability testing with more than 80 operators in 40 countries worldwide.

In fourth quarter 2006, we announced an additional expansion of our relationship with Infineon, whereby we have licensed Infineon’s field-proven GSM/GPRS/EDGE baseband modem, the S-GOLD(R) 3, and have also licensed the layer one control software (in addition to the protocol stack software which had previously been licensed). This provides us for the first time with the ability to offer a comprehensive Standards-compliant 2G/3G modem solution. Under the terms of the extended agreement with Infineon, we have the right to use the Infineon 2G technology in our own modem offering or to sublicense the technology to third parties developing their own 2G/3G modem offerings. We also gain access to all of the applicable design specifications, source code and other design data for Infineon’s integrated GSM/GPRS/EDGE baseband and protocol stack technology, including the S-GOLD(R) 3 baseband processor ASIC design with support for Infineon’s RF, Power Management and Connectivity modules as well as related components.

General Dynamics C4 Systems

In December 2004, we entered into an agreement with General Dynamics C4 Systems (formerly known as General Dynamics Decision Systems, Inc.) (General Dynamics) to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. war fighters.

Under the Software License Agreement (SLA), we delivered to General Dynamics Standards-compliant WCDMA modem technology, originating from the technology we developed under our original agreement with Infineon, for incorporation into handheld terminals. The SLA provided for the payment of $18.5 million in exchange for delivery of, and a limited license to, our commercial technology solution for use within the U.S. Government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training were also covered by this amount. A majority of our MUOS program deliverables and related payments occurred during 2005. We completed delivery of our technology solution in 2006. In addition to the deliverables specifically identified in the SLA, we originally agreed to provide software maintenance services for a period of three years and additional future services as requested by General Dynamics. In fourth quarter 2006, General Dynamics agreed to amend the SLA to release us from our maintenance obligations over the final two years of the SLA, in exchange for a $0.5 million reduction to their remaining payments and provision of limited engineering support services. We recognized approximately $0.9 million in fourth quarter 2006 as a result of this amendment.

NXP Semiconductors B.V. (formerly Philips Semiconductors)

In August 2005, we entered into an agreement with NXP (formerly Philips Semiconductors B.V.) to deliver our physical layer HSDPA technology solution to NXP for integration into its family of Nexperia™ cellular system chipsets. Under the agreement, we will also agree to assist NXP with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the NXP chipset. Subsequent to our delivery of portions of our HSDPA technology solution, we agreed to provide NXP support and maintenance over an aggregate estimated period of approximately two years.

SK Telecom

As part of our technology development, from time to time we develop technology solutions for customers that are complimentary to our existing development programs. For example, in December 2006 we announced that SK Telecom, Korea’s leading mobile communications Company, had chosen InterDigital to develop an advanced mobility solution for nationwide session continuity. The mobility solution, based on IEEE 802.21 Standards, will support nationwide handover for SK Telecom’s customers when moving between WiBro (a Korean version of mobile WiMax) and UMTS networks throughout the country. InterDigital’s solution, based on the IEEE 802.21 Standard for Media Independent Handoff, includes both the system design and the software solution for dual mode WiBro/UMTS terminal units.

In January of 2008, the Company and SK Telecom extended the collaboration to develop additional mobile wireless handover capability adding features to enhance a seamless mobility between different radio technologies including WiBro, UMTS and cmda2000.

All of the above programs have provided validation of the technology and access to third party facilities and resources, and helped to broaden the awareness of the Company as a developer of advance wireless inventions.

Other Technology – Customers

In January 2008, the Company licensed its SlimChip modem technology to a leading Asian fabless semiconductor company for integration into the licensee’s dual-mode ICs. Under the licensing agreement, we will provide complete UMTS 3GPP Release 6 modem technology and customer support.

The Company is also in active dialog and testing with several potential customers for both its SlimChip modem IP, and its SlimChip baseband IC solutions.

Future Technology Partnerships and Acquisitions

In addition to our internal research and development programs, we pursue a number of channels to investigate, develop and acquire new architectures and technologies for wireless systems. For example, national and international university relationships have provided us additional opportunities to explore new technologies and license intellectual property advancements that we sponsored.

We maintain an active corporate development program that seeks further investment opportunities in technologies that can enhance the attractiveness and profitability of our technology solutions. We have also engaged in selective acquisitions to enhance our intellectual property portfolio and/or accelerate our time-to-market. For example, in July 2003, when we acquired substantially all the assets of Windshift Holdings, Inc. (formerly known as Tantivy Communications, Inc., “Windshift”) we acquired patents, patent applications, know-how, and other assets related to cdma2000, Smart Antenna, wireless LAN and other wireless communications technologies.

In first quarter 2005, we acquired selected patents, intellectual property blocks and related assets which are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. Our strategic investments also included the acquisition in first quarter 2007 of a minority equity interest, through a $5 million participation in a round of funding, in Kineto Wireless, a key innovator and leading supplier of Unlicensed Mobile Access (UMA) technology.

Competition

We compete in a wireless communications market characterized by rapid technological change, frequent product introductions, evolving industry Standards and, in many products, price erosion. Further, many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. The communications industry continues to be dominated by entities with substantial market share. That share advantage provides pricing advantages, brand strength and technological influence. In addition, the combination of the market dynamics described above is driving many industry participants to consolidate. This consolidation may affect the timing or ability of third parties to purchase products or license technology from us.

Our success in licensing our technology solutions as well as selling our modem offering will depend on (i) our ability to continue to develop, introduce and sell products and to make technology enhancements on a timely, consistent and cost effective basis,

(ii) our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance, and (iii) our ability to resolve patent licensing disputes that may impede product negotiations. We are well positioned in this market to deliver competitive products because of our broad systems capability; the depth of our experience in developing physical layer, protocol stack and component design solutions; the depth of our technology and intellectual property portfolio; our financial strength and our ability to deliver time-to-market and cost advantages to our customers. However, new competitive solutions may surface. Such alternative solutions may be made available at a lower cost, may incorporate a more advanced technology or may be a more comprehensive solution. Our products and services also face competition from existing companies developing product and technology offerings comparable to or more advanced than our solutions.

We also face competition from the in-house development teams at the semiconductor and wireless device manufacturing companies that may be developing technology that is competitive with our offering. In addition, new competitors may enter the market. Some manufacturers that develop the technology for their own products may choose to license that technology to other manufacturers. In addition as a greater proportion of wireless 3G cellular devices incorporate traditional computing applications and IEEE wireless technologies (e.g., 802.11, 802.15, 802.16), semiconductor companies that have traditionally focused on providing chipsets to these industries may enter the 3G cellular market with baseband solutions as well.

We also face competition in the licensing of our patent portfolio. We believe that licenses under a number of our patents are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 2G and 3G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers may claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively, on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate 3G licensing fees or rates for essential patents.

Repositioning Activities

In fiscal 2005, we closed our Melbourne, Florida design center. Of the thirty-three full or part-time employees at this facility, five accepted offers of continued employment elsewhere within our organization. In first quarter 2006, we terminated our lease obligations associated with this facility. We estimate that the repositioning resulted in annual pre-tax cost savings of $6.0 million.

Employees

As of December 31, 2007, we employed 380 employees, 275 of which are full-time individuals, consisting of approximately 278 engineering and product development personnel, 20 patent administration and licensing personnel and 82 other personnel. None of our employees are represented by a collective bargaining unit.

Executive Officers

The information regarding our executive officers is included pursuant to Part III, Item 10 of this Annual Report on Form 10-K as follows:

NAME	AGE	POSITION
William J. Merritt	49	President and Chief Executive Officer and President of InterDigital Technology Corporation

Scott A. McQuilkin	53	Chief Financial Officer

Richard J. Brezski	35	Chief Accounting Officer

Gary D. Isaacs	48	Chief Administrative Officer

Brian G. Kiernan	61	Executive Vice President, Standards

Mark A. Lemmo	50	Executive Vice President, Business Development and Product Management

William C. Miller	52	Executive Vice President, Programs and Customer Support

James J. Nolan	47	Executive Vice President, Engineering

Janet Meenehan Point	49	Executive Vice President, Communications and Investor Relations

Lawrence F. Shay	49	Chief Legal Officer & Government Affairs/Executive Vice President, Intellectual Property and Chief Intellectual Property Counsel

William J. Merritt was promoted to Chief Executive Officer and President and appointed as a Director of the Company in May, 2005. Mr. Merritt held the position of General Patent Counsel of the Company from July 2001 to May 2005.

Mr. Merritt held the position of Executive Vice President of the Company from September 1999 to January 2004. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Merritt’s title.

Scott A. McQuilkin joined InterDigital as Chief Financial Officer in July 2007. Prior to joining InterDigital, Mr. McQuilkin served as Executive Vice President and Chief Financial Officer of GHR Systems, Inc., a Pennsylvania corporation, from February 2000 until June 2007, and was responsible for all financial activities including accounting, budgeting/forecasting, capital planning, cash management, strategic planning, mergers and acquisitions, tax, purchasing and payables. In August 2006, GHR Systems, Inc. was acquired by Metavante Corporation, a wholly-owned subsidiary of Marshall & Ilsley Corporation, a publicly traded Company. GHR Systems, Inc. was retained as a wholly-owned affiliate of Metavante Corporation.

Richard J. Brezski joined InterDigital as Director and Controller in May 2003. In July 2006, Mr. Brezski was promoted to Sr. Director and as of February 8, 2007 was appointed Chief Accounting Officer. Prior to joining InterDigital, Mr. Brezski served as an audit manager for PricewaterhouseCoopers in its technology practice.

Gary D. Isaacs joined InterDigital as Director of Human Resources in September 1998. Mr. Isaacs was promoted to Vice President of Human Resources in April 1999. As of February 8, 2007, Mr. Isaacs was named Chief Administrative Officer responsible for overseeing the company’s corporate resources and information systems functions.

Brian G. Kiernan was promoted to Senior Vice President, Standards in July 1997. As of February 8, 2007, Mr. Kiernan’s title was revised to Executive Vice President, Standards without a change in responsibilities.

Mark A. Lemmo has been the Company’s Executive Vice President, Business Development and Product Management since April 2000.

William C. Miller joined InterDigital as Senior Vice President, Programs and Engineering in July 2000. As of February 8, 2007, Mr. Miller’s title was revised to Executive Vice President, Programs and Customer Support without a change in responsibilities.

James J. Nolan joined InterDigital in 1996 and, until his election as Senior Engineering Officer in May 2006, has held a variety of engineering positions including Vice President of Systems Engineering. As of February 8, 2007, Mr. Nolan’s title was revised to Executive Vice President, Engineering without a change in responsibilities. Mr. Nolan has led the Company’s technology and product development programs for modems, protocol software and radio designs for multiple wireless standards.

Janet Meenehan Point joined InterDigital in January of 2000 as Director of Investor Relations. In January 2004, she was promoted to Senior Director, Investor Relations. In January 2006, she was promoted to Senior Communications Officer for the Company, responsible for corporate communications, investor relations, and marketing. As of February 8, 2007, Ms. Point’s title was revised to Executive Vice President, Communications and Investor Relations without a change in responsibilities.

Lawrence F. Shay joined InterDigital as Vice President and General Counsel in November 2001 and served as Corporate Secretary from November 2001 to September 2004. As of February 8, 2007, Mr. Shay’s title was revised to Chief Legal Officer and Government Affairs without a change in responsibilities. As of January 18, 2008, in addition to being Chief Legal Officer and Government Affairs, Mr. Shay was appointed President of the Company’s patent holding subsidiaries and was appointed Executive Vice President of Intellectual Property and Chief Intellectual Property Counsel.

InterDigital’s executive officers are appointed to the offices set forth above to hold office until their successors are duly elected and qualified.

Item 1A.	RISK FACTORS.

We face a variety of risks that may affect our business, financial condition, operating results or any combination thereof. Although many of the risks discussed below are driven by factors that we cannot control or predict, you should carefully consider the identified risks before making an investment decision with respect to our common stock. In addition to the risks and uncertainties identified elsewhere in this Form 10-K as well as other information contained herein, each of the following risk factors should be considered in evaluating our business and prospects. If any of the following risks or uncertainties occur or develop, our business, results of operations and financial condition could change. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The following discussion addresses those risks that management believes are the most significant and which may affect our business, financial condition or operating results, although there are other risks that could arise, or may become more significant than anticipated. The following risk factors are not listed in any order of importance or priority.

The Price of Our Common Stock Could Continue to be Volatile.

Historically, we have had large fluctuations in the price of our common stock and such fluctuations could continue. From January 1, 2003 to December 31, 2007, our common stock has traded as low as $11.65 per share and as high as $36.91 per share. Factors that may contribute to fluctuations in our stock price include, but are not limited to, general stock market conditions, general market conditions for the wireless communications industry, investor perceptions as to the likelihood of achievement of near-term goals, changes in market share of significant licensees, announcements concerning litigation, arbitration and other legal proceedings in which we are involved, announcements concerning licensing and product matters, or our operating results.

Our Revenue and Cash Flow Could Decline Depending Upon the Success of Our Licensing Program.

Our ability to recognize revenue and generate cash flow from licensing is subject to a number of risks:

Results of Samsung and Nokia Disputes

We are engaged in (i) a dispute with Samsung over the enforcement of an Arbitral Award (“Samsung Award”) rendered in connection with a dispute between Samsung and ITC over the application of the MFL provision in a license agreement between the parties, as well as (ii) a combined proceeding against Samsung and Nokia in the USITC alleging that both Samsung and Nokia engage in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe certain InterDigital patents. If we are delayed or unsuccessful in some or all of these matters, we may be delayed in collecting, collect less than we expect, or be unable to collect royalties from Samsung on its sales of covered 2G products in accordance with the Samsung Award or otherwise, and we may be delayed in collecting, collect less than we expect, or be unable to collect royalties from Samsung or Nokia on their sales of 2G/3G and 3G products.

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

In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce patent license and confidentiality agreements, or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents or have determined that our patents are not infringed, invalid or unenforceable. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel that, in turn, could negatively affect our results of operations. Moreover, third parties could circumvent certain of our patents through design changes. Any of these events could adversely affect our prospects for realizing future revenue.

Our Future Financial Condition and Operating Results Could Fluctuate Significantly.

Our financial condition and operating results have fluctuated significantly in the past and might fluctuate significantly in the future. Many of the factors causing such quarterly and/or annual fluctuations are not within our control. Our financial condition and operating results could continue to fluctuate because (i) our licensing revenues are currently dependent on sales by our licensees which are outside of our control and which could be negatively impacted by a variety of factors including global economic conditions, buying patterns of end users, competition for our licensees’ products, and any decline in the sale prices our licensees receive for their covered products; (ii) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, changes to the Standards and patent laws and regulations, and adverse court or arbitration decisions; (iii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, and the timing, nature or amount of revenues associated with strategic partnerships; (iv) we may not be able to enter into additional or expanded strategic partnerships or license agreements, either at all or on acceptable terms; and (v) our markets are subject to increased competition from other products and technologies. In addition, our operating results also could be affected by (i) general economic and other conditions that cause a downturn in the market for the customers of our products or technologies; or (ii) increased expenses which could result from factors such as increased litigation and arbitration costs, actions designed to keep pace with technology and product market targets, or strategic investments. Further, due to the fact that our expenses are relatively fixed, variations in revenue from a small number of customers could cause our operating results to vary from quarter to quarter. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

Our revenue and cash flow also could be affected by: (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms we expect or a decline in the financial condition of any licensee; or (ii) the failure of 2G/2.5G and 3G sales to meet market forecasts due to global economic conditions, political instability, competitive technologies, or otherwise.

Our Revenues Are Derived Primarily from a Small Number of Patent Licensees.

Over the past several years, a majority of our royalty revenues have been generated by a small number of licensees. For example, we recognized $253 million of revenue in 2006 associated with the resolution of certain disputes with Nokia. This was 53% of our total revenue and the largest portion of our 2006 non-recurring patent license revenue of $267.4 million. Revenues from patent license agreements with LG, NEC and Sharp accounted for approximately 61% of our recurring revenue in both 2007 and 2006 and 52% of our total revenues in 2005. In the event NEC or Sharp fail to meet their payment or reporting obligations under their respective license agreements our future revenue and cash flow could be materially adversely impacted. Additionally, many of our licensees (accounting for approximately 79% of our 2007 recurring revenues) are based in Japan, and our future level of revenue or cash flow from these companies could be affected by general economic conditions in Japan and each company’s respective success in selling covered products in markets both inside and outside of Japan. Further, our revenues from our patent license agreement with LG accounted for approximately 26% of our recurring revenues in 2007. Such revenues continue only through the term of that agreement which expires in 2010, at which time most of the products licensed thereunder become unlicensed. If we are unable to extend the term of this agreement or enter into a new agreement with LG, our future revenue and cash flow could be materially adversely impacted.

Royalty Rates Could Decrease.

Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for 2G and 3G patents be lower than historic royalty rates, and in some cases, that the aggregate royalty rates for 2G and 3G products be capped. A number of companies have made claims as to the essential nature of their patents with respect to products for the 3G market. Additionally, for example, certain members of the European Telecommunications Standards Institute (ETSI) have previously sought to require all members that hold essential patents to agree upon a predetermined cumulative cap for royalties on the cost of all components of the next version of the 3GPP-based radio standard commonly referred to as “Long-Term Evolution” or “LTE.” Certain other members of ETSI have sought to require, for licensing purposes, consideration of maximum aggregate royalties in determining what constitutes a “fair and reasonable” royalty payment. Both the increasing number of patent holders of 3G and future technology and the efforts, if successful, by certain industry members and groups to reduce and/or place caps on royalty rates could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future anticipated revenue and cash flow.

Changes to Our Current Calculation of Tax Liabilities.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. With our January 1, 2007 adoption of FIN 48, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately accrued for tax contingencies that meet this criteria, we may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2007 and 2006, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.

The Impact of Potential Domestic Patent Reform Legislation, USPTO Reforms, Imposed International Patent Rules and Third Party Legal Proceedings May Impact Our Patent Prosecution and Licensing Strategies.

Changes to certain US patent laws and regulations may occur in the future, some or all of which may impact our patent costs, the scope of future patent coverage we secure, and damages we may be awarded in patent litigation, and may require us to re-evaluate and modify our patent prosecution, licensing and enforcement strategies. Specifically, on Aug. 21, 2007, the United States Patent and Trademark Office issued final administrative rule changes affecting the US patent application process, including among other things, the current practice regarding continuation applications. The rule changes were set to take effect on Nov. 1, 2007; however, in the course of a lawsuit filed by Glaxo Smith Kline on Tuesday, Oct. 9, 2007, in the United Stated Federal District Court for the Eastern District of Virginia, one day before the rules changes were to take effect, the judge in that case ruled to preliminarily enjoin the USPTO from implementing these changes.The U.S. Congress is also considering modification of select patent laws relating to, among other things, how patent damages are calculated and the procedures for challenging issued patents and where patent lawsuits can be filed in the US. Specifically, The Patent Reform Act of 2007 (S.1145 and H.R.1908) is currently being considered for passage by the Congress. S.1145, as amended, was reported out of committee on July 19, 2007. H.R.1908, as amended, was reported out of committee on July 18, 2007, and was debated and passed by the House on September 7, 2007. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license. In addition, the potential effect of rulings in legal proceedings between third parties may impact our licensing program. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes.

Due to the Nature of Our Business, We Could Be Involved in a Number of Litigation, Arbitration and Administrative Proceedings.

While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, or use products, we might commence legal or administrative action against the third party if they refuse to enter into a license agreement. As a result of enforcing our IPR, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In 2007, we spent approximately $36.9 million on patent litigation, arbitration and administrative proceedings fees and related costs and accrued $24.4 million of additional costs associated with contingent liabilities. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time which could divert such employees from other business activities.

Our Technologies May Not Be Adopted By the Market or Widely Deployed.

We invest significant engineering resources in the development of advanced wireless technology and related products. These investments may not be recoverable or not result in meaningful revenue if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for deployment of technologies we develop. If the technologies in which we invest are not adopted in the mainstream markets or in time periods we expect, or we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected. For example, our ability to capitalize on our investments in WCDMA solutions depends upon market interest in such technologies. There are emerging wireless technologies, such as WiMAX, that may compete with WCDMA. If deployments of such other competing technologies obtained significant market share, the market size for WCDMA products could be reduced. All of these competing technologies also could impair multi-vendor and operator support for WCDMA, key factors in defining opportunities in the wireless market. Similarly, changes or delays in the implementation of new wireless Standards could limit our opportunities in the wireless market.

Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Opportunities.

Our market success depends, in part, on our ability to keep pace with changes in industry Standards, technological developments, and varying customer requirements. Changes in industry Standards and needs could adversely affect the development of, and demand for, our technology, rendering our products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to such changes, we could miss a critical market opportunity, reducing or eliminating our ability to capitalize on our technology, products or both.

The Markets for Our Technologies and Our Products May Fail to Materialize in the Manner We Expect.

We are positioning our current development projects for the evolving advanced digital wireless markets. Certain of these markets, in particular the 3G market, may continue to develop at a slower rate or pace than we expect and may be of a smaller size than we expect. Additionally, the development projects that target only the emerging 3G market do not have direct bearing on the 2.5G or any other market which has developed or might develop after the 2G market, but prior to the development of the 3G market. For example, the potential exists for a reduction in the size of the 3G market due to the success of current or future 2.5G solutions and WLAN. In addition, there could be fewer applications for our technology and products than we expect. The development of the 3G and other advanced wireless markets also could be impacted by general economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G infrastructure and mobile devices, rate of growth in telecommunications services that would be delivered on 3G devices, and the availability of capital for, and the high cost of, radio frequency licenses and infrastructure improvements. Failure of the markets for our technologies and/or our products to materialize to the extent or at the rate we expect could reduce our opportunities for sales and licensing and could materially adversely affect our longer-term business, financial condition and operating results.

Our Technology and Product Development Activities May Experience Delays.

We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies and products. Delays may have adverse financial effects and may allow competitors with comparable technology and/or product offerings to gain a commercial advantage over us. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Further, if such development efforts are not successful or delays are serious, strategic relationships could suffer and strategic partners could be hampered in their marketing efforts of products containing our technologies. As a result we could experience reduced revenues or we could miss critical market opportunities. Moreover, our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In addition, we may experience adverse effects due to potential delays or denials in obtaining export licenses for the transfer of certain of our technologies, which may be deemed controlled technology under U.S. export control laws, to certain countries. In such cases, our business, financial condition and operating results could be adversely affected and our ability to secure new customers and other business opportunities could be diminished.

We Face Substantial Competition from Companies with Greater Resources.

Competition in the wireless telecommunications industry is intense. We face competition from companies developing other and similar technologies including existing companies with in-house development teams and new competitors to the market (See, “-Our Technologies May Not Be Adopted By the Market or Widely Deployed”). Many current and potential competitors may have advantages over us, including: (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. In particular, our more limited resources and capabilities may adversely impact our competitive position if the market were to move towards the provision of an existing complete technology platform solution which larger equipment manufacturers have the ability to provide.

We Rely on Relationships with Third Parties to Develop and Deploy Products.

The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other industry participants. With respect to FDD products for example, our product plan contemplates that these third parties will permit us to have access to product capability, markets, and additional libraries of technology. We currently have two semiconductor partners, Infineon, in our FDD protocol stack technology development effort and NXP for a 3G solution. Delays or failure to enter into additional partnering relationships to facilitate other technology development efforts or delays or failure to enter into technology licensing agreements to secure integration of additional functionality, could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or remain competitive.

We Face Claims by Third Parties That We Infringe Their Intellectual Property.

A number of third parties publicly have claimed that they own patents essential to various wireless Standards. Certain of our products are designed to comply with such Standards. If any of our products are found to infringe the intellectual property rights of a third party, we could be required to redesign such products, take a license from such third party, pay damages to the third party, or indemnify a customer or supplier for its damages or other losses. If we are not able to negotiate a license and/or if we cannot economically redesign such products, we could be prohibited from marketing such products. In such case, our prospects for realizing future revenue could be adversely affected. If we are required to obtain licenses and/or pay royalties to one or more patent holders, this could have an adverse effect on the commercial implementation of our wireless products. In addition, the associated costs to defend such claims could be significant and could divert the attention of key executive management and other personnel.

Our License Agreements Contain Provisions that Could Impair Our Ability to Realize Licensing Revenues.

Certain of our licenses contain provisions that could cause the licensee’s obligation to pay royalties to be reduced or suspended for an indefinite period, with or without the accrual of the royalty obligation. For example, some of the existing license agreements may be renegotiated or restructured based on MFL or other provisions contained in the applicable license agreement. The assertion or validity of such provisions under the existing agreements could affect our cash flow and/or the timing and amount of future recurring licensing revenue. We are currently engaged in two legal proceedings involving the applicability and application of Samsung’s MFL provision in the Samsung Agreement

We Face Risks From Doing Business in Global Markets.

A significant portion of our business opportunities exists in a number of international markets. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; currency control regulations; political instability; natural disasters; acts of terrorism and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which our customers, our licensees and we do business.

Consolidations in the Wireless Communications Industry Could Adversely Affect Our Business.

The wireless communications industry has experienced consolidation of participants and sales of participants or their businesses and these trends may continue. Any concentration or sale within the wireless industry might reduce the number of licensing opportunities or, in some instances, result in the loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies competitive with our technologies, we could lose market opportunities.

We Depend on Key Senior Management, Engineering and Licensing Resources.

Competition exists for qualified individuals with expertise in licensing and with significant engineering experience in emerging technologies such as WCDMA. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

Market Projections and Data are Forward-Looking in Nature.

Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the 3G market, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, growth in wireless telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements could affect these predictions. The inaccuracy of any of these projections could adversely affect our operating results and financial condition. In addition, market data upon which we rely is based on third party reports which may be inaccurate.

Unauthorized Use or Disclosure of Our Confidential Information Could Adversely Affect Our Business.

We enter into contractual relationships governing the protection of our confidential and proprietary information with our employees, consultants, and prospective and existing customers and strategic partners. If we are unable to timely detect the unauthorized use or disclosure of our proprietary or other confidential information or we are unable to enforce our rights under such agreements, the misappropriation of such information could harm our business.

If Wireless Handsets Are Perceived to Pose Health and Safety Risks, Demand for Products of Our Licensees and Customers Could Decrease.

Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and may interfere with electronic medical devices, such as pacemakers, telemetry and delicate medical equipment. If concerns over radio frequency emissions grow, this could discourage the use of wireless handsets and could cause a decrease in demand for the products of our licensees and customers. In addition, concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation could reduce demand for the products of our licensees and customers.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We own one facility, subject to a mortgage, of approximately 52,000 square feet, in King of Prussia, Pennsylvania. We are also a party to a lease entered into in May 2007 for approximately 7,825 square feet of space in King of Prussia, Pennsylvania, that expires May 2009. We are also a party to a lease, extended during 2006 to expire in November 2012, for approximately 56,125 square feet of space in Melville, New York. In addition, we are a party to a lease, expanded during 2006 from approximately

11,918 square feet to 20,312 square feet of space, in Montreal, Canada, and expiring June 2011. These facilities are the principal locations for our technology development activities.

Item 3.	LEGAL PROCEEDINGS.

Samsung and Nokia U.S. International Trade Commission Proceedings and Related Delaware District Court Proceedings

In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, the “Company,” “InterDigital,” “we,” or “our”) filed a Complaint against Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) in the United States International Trade Commission (“USITC”) alleging that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007 and December 2007, a fourth patent and fifth patent, respectively, were added to our Complaint against Samsung. The Complaint against Samsung seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Our Complaint also seeks a cease-and-desist order to bar sales of infringing Nokia products that have already been imported into the United States.

In addition, on the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the same three InterDigital patents identified in the original Samsung USITC Complaint. The U.S. trade laws provide for a mandatory stay of parallel district court proceedings at the request of a respondent. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung. The Stipulated Order was agreed to by the parties. The Stipulated Order stays the proceeding until the USITC’s determination in this matter becomes final. The Delaware District Court has permitted InterDigital to add the fourth and fifth asserted patents asserted against Samsung in the USITC action to this stayed Delaware action.

In August 2007, we filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November 2007 and December 2007, a third patent and fourth patent, respectively, were added to our Complaint against Nokia. The Complaint against Nokia seeks an exclusion order barring from entry into the U.S. infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

In addition, on the same date as our filing of the Nokia USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original Nokia USITC Complaint. This Delaware action was also stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in an ITC Investigation. Thus, this Delaware action is stayed until the USITC’s determination in this matter becomes final. The Delaware District Court has permitted InterDigital to add the third and fourth patents asserted against Nokia in the USITC action to this stayed Delaware action.

Nokia, joined by Samsung, moved to consolidate the Samsung and Nokia ITC proceedings. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations have been revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a Target Date for the consolidated investigations of November 12, 2008, by which date the USITC should issue its final determination.

On December 4, 2007, Nokia moved for an order terminating, or alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the Investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital from proceeding with the USITC action with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the Investigation. Nokia raises in this preliminary injunction action the same arguments it raised in its motion to terminate the ITC Investigation, namely that InterDigital allegedly must first arbitrate its dispute with Nokia and that Nokia has not waived this defense. The Court has scheduled a preliminary injunction hearing for March 20, 2008.

On February 8, 2008, Nokia filed a motion for summary determination that InterDigital cannot show that a domestic industry exists in the United States as required to obtain relief. Samsung joined this motion. InterDigital has opposed this motion. On February 14 and 26, 2008, InterDigital filed its own motions for summary determination regarding the domestic industry requirement. No schedule has been set by Judge Luckern as to when these motions will be decided.

On February 27, 2008, Nokia filed a motion to extend the Target Date in the ITC proceeding. InterDigital intends to vigorously oppose this motion.

Nokia UKII Action

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court (“English High Court”) against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard (“UKII”).

On December 21, 2007, the English High Court issued a judgment finding that European Patent (UK) 0,515,610 (the ‘610 patent), owned by InterDigital Technology Corporation, is essential to the 3G UMTS WCDMA European standard promulgated by the European Telecommunications Standards Institute (ETSI) and that this patented invention is infringed by carrying out the method described in the standard. The ‘610 patent relates to open loop power control, a fundamental aspect of 3G technology. Foreign counterparts having identical or similar claim language to the ‘610 patent have been issued in many parts of the world, including the United States, Canada, Germany, France, Spain, Italy, and Sweden. The judicial determination of essentiality is in addition to Nokia’s withdrawal of its challenge to the essentiality of another patent, European Patent (UK) 0,515,675 relating to pilot codes, effectively conceding that that patent is essential as well.

In the judgment, the English High Court ruled that one claim of the ‘610 patent was essential. The English High Court ruled that a second claim of the ‘610 patent, as well as three additional patents, were not essential. A declaration of non-essentiality is not a finding that a particular third party product does not infringe an InterDigital patent, and no products were in issue in these proceedings. The judgment is subject to appeal by either party if permission to appeal is granted.

There will be a further hearing in April 2008 to determine the form of order to be made as well as any orders relating to attorneys’ fees. Pursuant to UK law, it is customary for a party winning a motion or the overall outcome of a case to receive reimbursement of attorneys fees from the other party. Depending on the outcome of this hearing, this could result in a substantial amount for the Company, Nokia or neither party.

Nokia UKIII Action

In December 2006, ITC filed a claim in the English High Court against Nokia seeking a Declaration that thirty-four UMTS European Patents and one UMTS GB national patent all registered in the UK and declared by Nokia to be essential IPR for the 3GPP Standard are not essential. Nokia has since admitted in the proceedings that five of those patents are not essential to the Standard. Since the proceedings began, an additional five of the patents have been transferred to Nokia Siemens Networks Oy, which has been joined to the action as a second defendant and which has admitted that one of the five patents is non-essential. The Court has scheduled a preliminary hearing for no earlier than June 2008 with respect to whether the Judge should exercise his discretion to issue the declaration being sought by InterDigital. Trial in this action is scheduled to begin in the fourth quarter of 2008.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. (collectively, “Nokia”) filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) against InterDigital Communications, LLC (“IDC”) and our wholly-owned subsidiary, InterDigital Technology Corporation (“ITC”) (IDC and ITC collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents.

On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an Order staying the proceedings pending the full and final resolution of the Company’s ITC investigation against Nokia and Samsung. Specifically, the full and final resolution of the ITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the ITC, and any appeals therefrom. Pursuant to the Order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.

The Order does not affect any of the other legal proceedings between the parties including the current ITC Investigation involving InterDigital, Nokia and Samsung, or the parallel Delaware District Court proceedings also brought by InterDigital against Nokia and Samsung individually.

Nokia ICC Arbitration

In November 2006, we filed a Request for Arbitration with the ICC against Nokia (“Nokia ICC Proceeding”), claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties’ agreement.

The December 10, 2007, Order entered by the Delaware District Court to stay the Nokia Delaware Proceeding described above, also stayed the Nokia ICC Proceeding pending the full and final resolution of the ITC Investigation against Nokia and Samsung as described above.

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

InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter. In November 2007, InterDigital filed its Answer to the Amended Complaint, disputing Samsung’s allegations and asserting counterclaims of infringement of two InterDigital patents. InterDigital simultaneously filed a partial motion to dismiss Samsung’s claim alleging violation of California’s Unfair Competition Law. No ruling has been made on InterDigital’s motion to dismiss, and no scheduling order has been issued in the case. The Court has not yet set this matter for an initial Case Management Conference, and discovery has not yet begun.

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

In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (the “Enforcement Action”). Subsequent to that filing, in September 2006 Samsung Electronics filed an opposition to the enforcement action, including filing a cross-petition to vacate or modify the Award and to stay the Award. Oral arguments were held in November 2007.

On December 10, 2007, the Honorable Richard J. Sullivan, the Judge who is currently overseeing the Enforcement Action, confirmed the Award in its entirety and directed that Samsung pay InterDigital $150.25 million comprised of $134 million in royalties plus interest less an approximate $6 million prepayment credit for sales of 2G terminal units through 2005, plus pre-judgment interest calculated at a rate of 5% per annum. The Order of Judgment denied all of Samsung’s petitions and motions and does not include a specified amount for royalties owed for 2006 under the arbitration award.

On December 18, 2007, Samsung filed an appeal with the United States Court of Appeals for the Second Circuit and posted an appeal bond, in the amount of approximately $166.7 million, with the New York District Court. By posting the appeal bond, Samsung has stayed execution of the Order of Judgment pending the appeal. Under the current schedule, oral argument before the Second Circuit Court of Appeals will take place no earlier than the week of May 26, 2008.

On February 25, 2008, Samsung filed a motion to stay their appeal, and vacate the current briefing schedule, pending the outcome of the Samsung 3rd Arbitration (described below). The Company intends to oppose Samsung’s motion.

Samsung 3rd Arbitration

In October 2006, Samsung Electronics filed a request for a new ICC arbitration proceeding (the “Samsung 3rd Arbitration”) relating to the ongoing patent royalty dispute between Samsung and InterDigital. In the Samsung 3rd Arbitration, Samsung Electronics seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented a June 2005 Nokia arbitration Award. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In addition to seeking relief based on the Nokia Settlement, Samsung has expressly reserved a purported right to make an MFL election of another specified license agreement between InterDigital and a third party, and to add claims relating to that agreement. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement or the specified third party license agreement. We have also counterclaimed, seeking an Award of the royalties Samsung owes for its 2G/2.5G sales in 2006 at the royalty rate specified in the August 2006 Award in the Samsung 2nd Arbitration.

In February 2008, the Tribunal heard oral argument on the issue of whether Samsung is entitled to elect the Nokia Settlement. The Tribunal has not indicated when it will render a decision on this issue. The parties will need to present evidence and/or argument in a further phase of this arbitration on the amount of royalties Samsung owes for its 2G/2.5G sales in 2006, and, depending on the Tribunal’s decision as to whether Samsung is entitled to elect the Nokia Settlement, possibly for earlier periods of time.

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

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties.

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

Among the types of legal proceedings we encounter in the normal course of business, we are engaged in the following action:

Federal

In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and InterDigital Technology Corporation (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the

Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

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

At the time of judgment we recorded an expense of approximately $16.6 million which represents the total amount of the Award through third quarter 2007, less the amount of a previously accrued liability of $3.4 million. We have also accrued post judgment interest of $0.7 million and reported such interest expense within the interest and other income, net line item of our Statement of Income.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal year ended December 31, 2007, no matters were submitted to a vote of our security holders.

PART II

Item 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sales prices of our common stock for the years 2007 and 2006, as reported by The NASDAQ Stock Market LLC.

	High	Low
2007

First Quarter	$35.74	$30.51
Second Quarter	35.25	31.04
Third Quarter	32.97	19.55
Fourth Quarter	25.50	16.47

	High	Low
2006

First Quarter	$27.52	$17.74
Second Quarter	35.04	21.41
Third Quarter	35.44	23.92
Fourth Quarter	36.91	28.81

As of February 20, 2008, there were approximately 1,348 holders of record of our common stock.

We have not paid cash dividends on our common stock since inception. It is anticipated that in the foreseeable future, without regard to any cash proceeds we may receive from any settlement or resolution of outstanding arbitrations or litigations, no cash dividends will be paid on our common stock and any cash otherwise available for such dividends will be reinvested in our business or used to repurchase our common stock. When considering whether or not to pay cash dividends, our Board assesses our earnings, any dividend requirements on Preferred Stock if issued in the future, our capital requirements and other relevant factors.

(a)	Performance Graph.

The following graph compares five-year cumulative total returns of the Company, the NASDAQ Stock Market (U.S. companies) Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index of December 31, 2002 and that all dividends were reinvested. During this period, InterDigital has not declared or paid any dividends on its common stock.

	12/02	12/03	12/04	12/05	12/06	12/07
InterDigital Inc.	100.00	141.48	151.79	125.82	230.43	160.23
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Telecommunications	100.00	188.21	199.04	192.18	244.38	253.12

(c)	Issuer Purchases of Equity Securities.

Repurchase of Common Stock

In 2006 our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock. In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program. The Company may repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2006 we repurchased approximately 6.5 million shares of common stock for $192.5 million. At December 31, 2006, we accrued accounts payable of approximately $7.6 million associated with our obligation to settle late December repurchases. We completed the 2006 repurchase program in April 2007 through the repurchase of 4.8 million shares of common stock for $157.7 million. Under the October 2007 authorization, we repurchased approximately 1.0 million shares of common stock for $18.5 million. At December 31, 2007, we accrued accounts payable of approximately $0.8 million associated with our obligation to settle late December repurchases. From January 1, 2008 through February 22, 2008, we repurchased an additional 0.3 million shares for $7.9 million bringing the cumulative repurchase totals to 1.3 million shares at a cost of $26.4 million under the current program. Under a previous repurchase program in 2005, we repurchased 2.0 million shares of common stock for $34.1 million.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during the fourth quarter of 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 – October 31, 2007	—	$—	—	$100,000,000
November 1, 2007 – November 30, 2007	300,000	$18.37	300,000	$94,489,610
December 1, 2007 – December 31, 2007	657,026	$19.84	657,026	$81,454,652

Total	957,026	$19.38	957,026	$81,454,652

(1)	As of February 22, 2008, we have repurchased a total of 1.3 million shares of our common stock under the October 2007 authorization at a total cost of approximately $26.4 million.

Item 6.	SELECTED FINANCIAL DATA

(in thousands, except per share data)

	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Revenues: (a)	$234,232	$480,466	$163,125	$103,685	$114,574
Income (loss) from operations (b)	$23,054	$336,416	$17,087	$(6,292)	$29,541
Other Income (c)	$—	$—	$—	$—	$10,580

Income tax (provision) benefit (d)	$(11,999)	$(124,389)	$34,434	$4,704	$(7,269)

Net income applicable to common shareholders	$20,004	$225,222	$54,685	$89	$34,332
Net income per common share – basic	$0.42	$4.22	$1.01	$—	$0.62
Net income per common share – diluted	$0.40	$4.04	$0.96	$—	$0.58

Weighted average number of common shares outstanding – basic	47,766	53,426	54,058	55,264	55,271
Weighted average number of common shares outstanding – diluted	49,489	55,778	57,161	59,075	59,691

Consolidated Balance Sheet Data:

Cash and cash equivalents	$92,018	$166,385	$27,877	$15,737	$20,877
Short-term investments	85,449	97,581	77,831	116,081	85,050
Working capital	214,229	332,574	125,181	106,784	112,325
Total assets	534,885	564,075	299,537	241,920	205,165
Total debt	3,717	1,572	1,922	1,884	1,970
Total shareholders’ equity	$137,067	$275,476	$174,314	$115,659	$97,485

(a)	In 2006, we recognized $253 million of revenue related to the resolution of disputes with Nokia regarding our 1999 Patent License Agreement. In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. As a result of this transition, our results for 2004 include only three quarters of per-unit royalties.
(b)	In 2007, our income from operations included non recurring charges to accrue contingent liabilities associated with an award in our arbitration with Federal and the potential reimbursement for legal fees under our UK II matter with Nokia of $16.6 million and $7.8 million, respectively. In 2005 and 2004, our income (loss) from operations included charges of $1.5 million and $0.6 million, respectively, associated with actions to reposition the Company’s operations.
(c)	In 2003, we recognized as other income, $14 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance agreement.
(d)

Our income tax provision in 2005 included a benefit of approximately $43.7 million, primarily related to the fourth quarter 2005 reversal of our Federal deferred tax asset valuation allowance. Our income tax provision in 2004 included a benefit of approximately $17 million related to the third quarter 2004 partial reversal of our Federal deferred tax asset valuation allowance. In 2003, our income tax provision was comprised primarily of non-U.S. withholding taxes and

Alternative Minimum Tax. The volatility in our income tax provision, prior to recognizing increases in the value of our deferred tax assets, was primarily due to changes in the level of royalty revenue subject to non-U.S. withholding tax.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the notes thereto contained in this document. Please refer to the Glossary of Terms immediately following the Table of Contents for a listing and detailed description of the various technical, industry and other defined terms that are used in this Form 10-K.

Business

We design and develop advanced digital wireless technologies for use in digital cellular and wireless IEEE 802 related products. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802 compliant products are built, and our contributions are regularly incorporated into such Standards. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802 related products. In addition, we offer for license or sale our SlimChip family of mobile broadband modem solutions (which includes modem IP know-how, baseband ICs and Reference Platforms) to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, use and sell digital cellular. We have built our suite of technology and patent offerings through independent development, joint development with other companies and selected acquisitions.

Our goal is to derive revenue on every 3G mobile device sold, either in the form of patent licensing revenues, product related revenues, or a combination of these elements. In recent years, our patent license agreements have contributed the majority of our cash flow and revenues. As of December 2007, we recorded patent royalties on approximately one-third of all 3G mobile devices sold worldwide. In addition, our technology product solutions offer an additional means to generate revenue from 3G mobile devices.

In 2007, 2006 and 2005 our revenues were $234.2 million, $480.5 million and $163.1 million, respectively and our recurring revenues were $219.5 million, $213.1 million and $152.9 million, respectively. The increase in recurring revenues over the last two years is attributable to both an increase in the number of licensees and higher royalties from existing licensees, based on increased sales of covered 3G products.

Industry Overview

Our revenue and cash flows are dependent, in large part, on our licensees sales of wireless products. Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to approximately 2.6 billion at the end of 2007. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers could exceed 4.5 billion in 2012.

(1)	Source: Strategy Analytics, Inc. July 2007. Data for 2007 through 2012 represents estimates of handset sales.
(2)	Includes: WCDMA/HSPA, LTE, and TD-SCDMA.
(3)	Includes: cdma2000 and its evolutions, such as EV-DO.
(4)	Includes: GSM/GPRS/EDGE and Analog, iDEN, TDMA, PHS and PDC.

The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to over one billion units in 2007. We believe the combination of a broad subscriber base, continued technological change, and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of wireless products and services over the next five years. For these same reasons, shipments of 3G-enabled phones, which represented approximately 25% of the market in 2006, are predicted to increase to approximately 70% of the market by 2012. Moreover, recent advances in 3G technologies that support devices offering higher data rates have met with rapid consumer uptake.

In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 Standard have nearly doubled every year. While relatively small compared to the cellular market (approximately 300 million IEEE 802.11 wireless ICs shipped in 2007), the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances and enable roaming. These Standards are establishing technical specifications for high data rates, such as IEEE 802.16 (WiMAX) as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).

We Have Substantially Replaced Expired 2G Patent License Revenue

The amortization of $53 million of royalty payments associated with our 2G patent license agreement with NEC Corporation of Japan (NEC) was completed in February 2006. Telefonaktiebolaget LM Ericsson and Ericsson Inc.’s (Ericsson) obligation to pay royalties under its 2G/2.5G patent license agreement ceased after the recent remittance of its final fixed payment of $1.5 million related to fourth quarter 2006 covered infrastructure sales. Sony Ericsson Mobile Communications AB’s (Sony Ericsson) obligation to pay royalties under its 2G/2.5G patent license agreement ended in first quarter 2007. Together, these three 2G/2.5G licenses contributed approximately $24.9 million or 12% of our recurring revenue in 2006 and $8.7 million or 4% of recurring revenue in 2007. We do not expect to recognize any additional revenue in 2008 related to the above noted agreements with NEC, Ericsson and Sony Ericsson.

We continue to place substantial focus on both expanding our base of patent licensees and resolving our outstanding patent license litigation with Samsung. We also continue to seek customers for our technology products and solutions. In 2007, we concluded new agreements and amendments to existing agreements that, combined with growth from existing licensees, contributed revenue that more than offset the reductions noted above.

Repurchase of Common Stock

In 2006 our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock. In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program. The Company may repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2006 we repurchased approximately 6.5 million shares of common stock for $192.5 million. At December 31, 2006, we accrued accounts payable of approximately $7.6 million associated with our obligation to settle late December repurchases. We completed the 2006 repurchase program in April 2007 through the repurchase of 4.8 million shares of common stock for $157.7 million. Under the October 2007 authorization, we repurchased approximately 1.0 million shares of common stock for $18.5 million. At December 31, 2007, we accrued accounts payable of approximately $0.8 million associated with our obligation to settle late December repurchases. From January 1, 2008 through February 22, 2008, we repurchased an additional 0.3 million shares for $7.9 million bringing the cumulative repurchase totals to 1.3 million shares at a cost of $26.4 million under the current program. Under a previous repurchase program in 2005, we repurchased 2.0 million shares of common stock for $34.1 million.

Intellectual Property Rights Enforcement

From time-to-time, if we believe that a third party is required to license our patents in order to manufacture and sell certain digital cellular products and such third party has not done so, we might institute legal action against the third party. These legal actions typically take the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the U.S. International Trade Commission. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements between the parties with respect to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation.

In 2007, our patent litigation and arbitration costs increased to $36.9 million from $21.4 million in 2006. This represented 55% of our total patent administration and licensing costs of $67.6 million. Patent litigation and administration costs will vary depending upon activity levels and it is likely they will continue to be a significant expense for us in the future.

Development

Our investments in the development of advanced digital wireless technologies and related products include maintaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 44% and 47% of our total operating expenses exclusive of non-recurring contingency accruals and repositioning charges. The largest portion of our cost of development has been personnel costs. As of December 31, 2007, we employed 261 engineers, 93% of whom hold advanced degrees and 45 of those hold PhDs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of accounting principles, generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes thereto. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements and are included in Item 8 of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to patents, contingencies, revenue recognition, compensation and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Patents

We capitalize external costs, such as filing fees and associated attorneys’ fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful life of our patents relating to technology developed directly by us. The ten year estimated useful life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patents portfolio may not be recoverable. Amortization expense related to capitalized patent costs was $9.3 million, $7.8 million and $6.3 million in 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, we had capitalized gross patent costs of $132.1 million and $106.2 million, respectively, which were offset by accumulated amortization of $45.0 million and $35.7 million, respectively. Our capitalized gross patent costs in 2005 included $8.1 million of patents acquired from third parties. The weighted average estimated useful life of our capitalized patent costs at December 31, 2007 and 2006 was 11.0 years and 11.2 years, respectively.

Contingencies

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

In second quarter 2007, we recorded a $16.6 million charge to increase a $3.4 million contingent liability to $20 million. Subsequently we have accrued $0.7 million of post judgment interest expense. This accrual relates to an arbitration with Federal over an insurance reimbursement agreement. In fourth quarter 2007, we accrued $7.8 million for the potential reimbursement of legal fees associated with our UKII matter with Nokia.

Revenue Recognition

We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. Generally, we will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.

Patent License Agreements

Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

Fixed Fee Royalty Payments: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for a specified time period or for the term of the agreement.

Prepayments: Up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected sales of covered products in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period.

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectibility is reasonably assured. We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.

Licensees that either owe us Current Royalty Payments or have Prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. Consideration for Prior Sales, the exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products.

During 2007, we recognized revenue of $5.2 million related to unpaid patent licensee royalties. We based our recognition of this revenue on royalty reports received, despite the fact that the licensee has expressed its belief that it does not have a current payment obligation. We believe that we are entitled to these royalty payments and the eventual collection of these amounts is reasonably assured. If we had determined that there was a reasonable chance that we would not collect these royalties, we would have recorded up to $5.2 million less revenue in 2007.

Technology Solutions Revenue

Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition. When the arrangement with the customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No. 104 Revenue Recognition, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

When technology solutions agreements include royalty payments, we recognize revenue from the royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to our recognition of the related revenue. In 2007, 2006 and 2005, we paid cash commissions of approximately $1.7 million, $18.8 million and $3.1 million, respectively, and recognized commission expense of $4.7 million, $8.4 million, and $4.5 million, respectively, as part of patent administration and licensing expense. At December 31, 2007, 2006 and 2005 we had deferred commission expense of approximately $4.1 million, $4.1 million and $1.4 million, respectively, included within prepaid and other current assets and $8.8 million, $12.0 million and $4.4 million, respectively, included within other non-current assets.

Compensation Programs

We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, restricted stock unit (RSU) awards for non-managers and a long-term compensation program (LTCP), covering managers, that includes RSUs and a performance-based cash incentive component. The LTCP was originally designed to include three year cycles that overlap by one year. However, the first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (Cycle 1). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (Cycle 2). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3  1/2 year period from July 1, 2005 through January 1, 2009 (Cycle 2a), and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005. The third RSU cycle (RSU Cycle 3) began on January 1, 2007 and runs through January 1, 2010. The third performance-based cash award cycle (Cash Cycle 3) began on January 1, 2008 and runs through January 1, 2011.

We recognized $3.9 million, $3.5 million and $6.5 million of compensation expense in 2007, 2006 and 2005, respectively, related to the performance-based cash incentive under our LTCP, discussed below. We also recognized share-based compensation expense of $9.8 million, $7.0 million and $9.8 million in 2007, 2006 and 2005, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted to managers under our LTCP. In 2006, share-based compensation expense also included a non-recurring charge of $1.0 million to correct our accounting related to share-based grants awarded to two non-employee, non-director consultants in 1998. We previously accounted for these non-employee grants similarly to share-based employee grants, using the intrinsic value method. The charge reflects the incremental cost that would have been recognized by correctly treating these grants as non-employee grants using the fair value method. Due to the structure of the different cycles in the LTCP, we expect that 2008 expenses associated with the performance-based cash incentive and RSUs will be approximately $0.3 million more than 2007. However, the amount recorded could either increase or decrease dependent upon both the number of employees that qualify for the LTCP and our future assessment of the expected attainment of pre-established performance goals.

At December 31, 2007, accrued compensation expenses associated with the performance-based cash incentive was based on an estimated 100% payout for Cycle 2a. Under the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based cash incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 2.5 percentage points with a maximum payout of 225% and no payout for performance that falls below 80% of target results. The following table provides examples of the performance-based cash incentive payout that would be earned based on various levels of goal achievement:

Goal Achievement	Payout
less than 80%	0%
80%	50%
100%	100%
120%	150%
150% or greater	225%

If we had assumed that the Company’s Cycle 2a goal achievement would be either 120% or 80%, we would have accrued either $4.6 million more or less, respectively, of related compensation expense through December 31, 2007. However, our estimated accrual could either increase or decrease in the future dependent upon our future assessment of the expected attainment against pre-established performance goals.

During 2006, fourteen members of our senior management voluntarily exchanged approximately 56,000 Cycle 2 time-based RSUs for an equal number of Cycle 2 performance-based RSUs. The Company ultimately satisfied these performance-based RSUs in early 2008 through the issuance of approximately 11,000 shares, based upon senior management’s performance against specified goals. During 2006, the LTCP was amended such that, beginning with the January 1, 2007 grant, executives now receive 50% of their RSU grant as performance-based RSUs and 50% as time-based. Under the amendment the Company’s managers now receive 25% of their RSU grant as performance-based RSUs and 75% as time-based.

Under the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based RSU incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 4 percentage points with a maximum payout of 300%. For performance that falls below 80% of target, no share payout would occur. The following table provides examples of the performance-based RSU payout that would be earned based on various levels of goal achievement:

Goal Achievement	Payout
less than 80%	0%
80%	20%
100%	100%
120%	180%
150% or greater	300%

At December 31, 2007, we did not meet criteria specified by SFAS No.123R to accrue performance-based equity compensation associated with the Cycle 3 RSU grant. If we had determined that we met such criteria, we would have accrued $1.2 million of related compensation expense through December 31, 2007. We will establish an accrual for these performance RSUs in the future if our future assessment of the expected attainment against pre-established performance goals meets certain criteria for performance-based share compensation established by SFAS No.123R.

In fourth quarter 2005, we accelerated the vesting of all stock options which were scheduled to vest on or after January 1, 2006. As a result, options to purchase approximately 0.8 million shares of our common stock, which would otherwise have vested at various times over the next six years, became fully vested. We recorded a charge of approximately $0.2 million related to this acceleration. The charge was based, in part, on our estimate that approximately 12% of the accelerated options would have been forfeited had the acceleration not occurred. The charge would have been approximately $1.6 million if we had estimated that 100% of the options would have been forfeited had the acceleration not occurred. The acceleration eliminated a non-cash charge of approximately $7.1 million that would have been recognized under SFAS No. 123 (R) Share-Based Payments between 2006 and 2011. We will continue to recognize expense for our remaining equity-based incentive programs.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the implementation, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including this cumulative effect adjustment, on January 1, 2007 we had $6.2 million of net federal tax benefits that, if recognized, would reduce our effective income tax rate in the period recognized. Prior to the adoption of FIN 48, we accrued for tax contingencies that had met the probable and reasonably estimable criteria. As of December 31, 2007 and 2006, there are certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.

Based on judgments associated with determining the annual limitation applicable to us under Internal Revenue Code Section 382, we did not include all federal NOL carryforwards in the computation of our gross deferred tax assets. We also excluded a portion of the federal research and experimental credits that may be available to us from the computation of gross deferred tax assets based upon estimates of the final credit that may be realized. Had we included all federal NOL carryforwards and research and experimental credits in the computation of gross deferred tax assets, the gross deferred tax assets at December 31, 2006 would have been approximately $10.2 million greater and our income tax provision would have decreased by the same amount. We recorded a FIN 48 reserve of approximately $3.6 million during 2007 upon the utilization of these gross deferred tax assets.

In 2006, we began to credit foreign source withholding tax payments against our U.S. Federal Income Tax Liability. Prior to 2006, we recognized deferred tax assets related to deferred revenue for both U.S. Federal Income Tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets as we recognize the revenue and the related temporary differences reverse.

Between 1999 and 2005 we paid approximately $30.7 million of foreign taxes. During this period we were in a net operating loss position for U.S. federal income tax purposes and elected to deduct these foreign tax payments as expenses on our U.S. federal income tax returns rather than take them as foreign tax credits. We elected this strategy because a) we had no U.S. cash tax obligations at the time and b) net operating losses can be carried forward significantly longer than foreign tax credits. We utilized most of our net operating losses in 2006 and began to generate U.S cash tax obligations. At that time, we began to treat our foreign tax payments as foreign tax credits on our U.S. federal income tax return.

We are currently evaluating the possibility of amending our U.S. federal income tax returns for the periods 1999 - 2005 to determine if we are able to take the foreign tax payments we made during that period as foreign tax credits instead of deductions. The process to amend these returns is complicated including aggregating information that was not previously required and may not be available and involves tax treaty competent authority procedures including both U.S. and foreign tax authorities. It is possible that we may be unable to establish a basis to support amending the returns, but it is estimated that a maximum benefit could be a refund claim of approximately $20 million. We can not yet predict the amount, if any, of potential refund and we do not anticipate being in a position to file any amended returns until 2009, although it is possible that we could file amended returns sooner. No benefit has been recorded for this contingent gain.

SIGNIFICANT AGREEMENTS AND EVENTS

2005 Repositioning

In August 2005, we announced plans to close our Melbourne, Florida design facility. We ceased development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. We closed this facility in fourth quarter 2005. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which five full-time employees accepted offers of continued employment elsewhere within our organization. We estimate the repositioning resulted in annual pre-tax cost savings of approximately $6.0 million.

In connection with the closure, we recognized repositioning charges totaling approximately $1.5 million in 2005, comprised of severance and relocation costs of $1.0 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We believe that our financial obligations associated with this repositioning are complete.

Acquisition of Patents

In 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

New Accounting Standards

SFAS No. 157

In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective for us beginning January 1, 2008. We do not anticipate electing the SFAS 159 option for our existing financial assets and liabilities and therefore do not expect the adoption of SFAS 159 to have any impact on our consolidated financial statements.

SFAS No. 141-R

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations which revised SFAS No. 141, Business Combinations. This pronouncement is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS No. 141-R are applied prospectively, the impact to the Registrants cannot be determined until the transactions occur.

LITIGATION AND LEGAL PROCEEDINGS

Samsung and Nokia U.S. International Trade Commission Proceedings and Related Delaware District Court Proceedings

In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, the “Company,” “InterDigital,” “we,” or “our”) filed a Complaint against Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) in the United States International Trade Commission (“USITC”) alleging that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007 and December 2007, a fourth patent and fifth patent, respectively, were added to our Complaint against Samsung. The Complaint against Samsung seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Our Complaint also seeks a cease-and-desist order to bar sales of infringing Nokia products that have already been imported into the United States.

In addition, on the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the same three InterDigital patents identified in the original Samsung USITC Complaint. The U.S. trade laws provide for a mandatory stay of parallel district court proceedings at the request of a respondent. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung. The Stipulated Order was agreed to by the parties. The Stipulated Order stays the proceeding until the USITC’s determination in this matter becomes final. The Delaware District Court has permitted InterDigital to add the fourth and fifth asserted patents asserted against Samsung in the USITC action to this stayed Delaware action.

In August 2007, we filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November 2007 and December 2007, a third patent and fourth patent, respectively, were added to our Complaint against Nokia. The Complaint against Nokia seeks an exclusion order barring from entry into the U.S. infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

In addition, on the same date as our filing of the Nokia USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original Nokia USITC Complaint. This Delaware action was also stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in an ITC Investigation. Thus, this Delaware action is stayed until the USITC’s determination in this matter becomes final. The Delaware District Court has permitted InterDigital to add the third and fourth patents asserted against Nokia in the USITC action to this stayed Delaware action.

Nokia, joined by Samsung, moved to consolidate the Samsung and Nokia ITC proceedings. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations have been revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a Target Date for the consolidated investigations of November 12, 2008, by which date the USITC should issue its final determination.

On December 4, 2007, Nokia moved for an order terminating, or alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On

January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the Investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital from proceeding with the USITC action with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the Investigation. Nokia raises in this preliminary injunction action the same arguments it raised in its motion to terminate the ITC Investigation, namely that InterDigital allegedly must first arbitrate its dispute with Nokia and that Nokia has not waived this defense. The Court has scheduled a preliminary injunction hearing for March 20, 2008.

On February 8, 2008, Nokia filed a motion for summary determination that InterDigital cannot show that a domestic industry exists in the United States as required to obtain relief. Samsung joined this motion. InterDigital has opposed this motion. On February 14 and 26, 2008, InterDigital filed its own motions for summary determination regarding the domestic industry requirement. No schedule has been set by Judge Luckern as to when these motions will be decided.

On February 27, 2008, Nokia filed a motion to extend the Target Date in the ITC proceeding. InterDigital intends to vigorously oppose this motion.

Nokia UKII Action

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court (“English High Court”) against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard (“UKII”).

On December 21, 2007, the English High Court issued a judgment finding that European Patent (UK) 0,515,610 (the ‘610 patent), owned by InterDigital Technology Corporation, is essential to the 3G UMTS WCDMA European standard promulgated by the European Telecommunications Standards Institute (ETSI) and that this patented invention is infringed by carrying out the method described in the standard. The ‘610 patent relates to open loop power control, a fundamental aspect of 3G technology. Foreign counterparts having identical or similar claim language to the ‘610 patent have been issued in many parts of the world, including the United States, Canada, Germany, France, Spain, Italy, and Sweden. The judicial determination of essentiality is in addition to Nokia’s withdrawal of its challenge to the essentiality of another patent, European Patent (UK) 0,515,675 relating to pilot codes, effectively conceding that that patent is essential as well.

In the judgment, the English High Court ruled that one claim of the ‘610 patent was essential. The English High Court ruled that a second claim of the ‘610 patent, as well as three additional patents, were not essential. A declaration of non-essentiality is not a finding that a particular third party product does not infringe an InterDigital patent, and no products were in issue in these proceedings. The judgment is subject to appeal by either party if permission to appeal is granted.

There will be a further hearing in April 2008 to determine the form of order to be made as well as any orders relating to attorneys’ fees. Pursuant to UK law, it is customary for a party winning a motion or the overall outcome of a case to receive reimbursement of attorneys fees from the other party. Depending on the outcome of this hearing, this could result in a substantial amount for the Company, Nokia or neither party. At December 31, 2007, we accrued $7.8 million for the potential reimbursement of legal fees associated with this matter.

Nokia UKIII Action

In December 2006, ITC filed a claim in the English High Court against Nokia seeking a Declaration that thirty-four UMTS European Patents and one UMTS GB national patent all registered in the UK and declared by Nokia to be essential IPR for the 3GPP Standard are not essential. Nokia has since admitted in the proceedings that five of those patents are not essential to the Standard. Since the proceedings began, an additional five of the patents have been transferred to Nokia Siemens Networks Oy, which has been joined to the action as a second defendant and which has admitted that one of the five patents is non-essential. The Court has scheduled a preliminary hearing for no earlier than June 2008 with respect to whether the Judge should exercise his discretion to issue the declaration being sought by InterDigital. Trial in this action is scheduled to begin in the fourth quarter of 2008.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. (collectively, “Nokia”) filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) against InterDigital Communications, LLC (“IDC”) and our wholly-owned subsidiary, InterDigital Technology Corporation (“ITC”) (IDC and ITC collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents.

On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an Order staying the proceedings pending the full and final resolution of the Company’s ITC investigation against Nokia and Samsung. Specifically, the full and final resolution of the ITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the ITC, and any appeals therefrom. Pursuant to the Order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.

The Order does not affect any of the other legal proceedings between the parties including the current ITC Investigation involving InterDigital, Nokia and Samsung, or the parallel Delaware District Court proceedings also brought by InterDigital against Nokia and Samsung individually.

Nokia ICC Arbitration

In November 2006, we filed a Request for Arbitration with the ICC against Nokia (“Nokia ICC Proceeding”), claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties’ agreement.

The December 10, 2007, Order entered by the Delaware District Court to stay the Nokia Delaware Proceeding described above, also stayed the Nokia ICC Proceeding pending the full and final resolution of the ITC Investigation against Nokia and Samsung as described above.

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

InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter. In November 2007, InterDigital filed its Answer to the Amended Complaint, disputing Samsung’s allegations and asserting counterclaims of infringement of two InterDigital patents. InterDigital simultaneously filed a partial motion to dismiss Samsung’s claim alleging violation of California’s Unfair Competition Law. No ruling has been made on InterDigital’s motion to dismiss, and no scheduling order has been issued in the case. The Court has not yet set this matter for an initial Case Management Conference, and discovery has not yet begun.

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

In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (the “Enforcement Action”). Subsequent to that filing, in September 2006 Samsung Electronics filed an opposition to the enforcement action, including filing a cross-petition to vacate or modify the Award and to stay the Award. Oral arguments were held in November 2007.

On December 10, 2007, the Honorable Richard J. Sullivan, the Judge who is currently overseeing the Enforcement Action, confirmed the Award in its entirety and directed that Samsung pay InterDigital $150.25 million comprised of $134 million in royalties plus interest less an approximate $6 million prepayment credit for sales of 2G terminal units through 2005, plus pre-judgment interest calculated at a rate of 5% per annum. The Order of Judgment denied all of Samsung’s petitions and motions and does not include a specified amount for royalties owed for 2006 under the arbitration award.

On December 18, 2007, Samsung filed an appeal with the United States Court of Appeals for the Second Circuit and posted an appeal bond, in the amount of approximately $166.7 million, with the New York District Court. By posting the appeal bond, Samsung has stayed execution of the Order of Judgment pending the appeal. Under the current schedule, oral argument before the Second Circuit Court of Appeals will take place no earlier than the week of May 26, 2008.

On February 25, 2008, Samsung filed a motion to stay their appeal, and vacate the current briefing schedule, pending the outcome of the Samsung 3rd Arbitration (described below). The Company intends to oppose Samsung’s motion.

Samsung 3rd Arbitration

In October 2006, Samsung Electronics filed a request for a new ICC arbitration proceeding (the “Samsung 3rd Arbitration”) relating to the ongoing patent royalty dispute between Samsung and InterDigital. In the Samsung 3rd Arbitration, Samsung Electronics seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented a June 2005 Nokia arbitration Award. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In addition to seeking relief based on the Nokia Settlement, Samsung has expressly reserved a purported right to make an MFL election of another specified license agreement between InterDigital and a third party, and to add claims relating to that agreement. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement or the specified third party license agreement. We have also counterclaimed, seeking an Award of the royalties Samsung owes for its 2G/2.5G sales in 2006 at the royalty rate specified in the August 2006 Award in the Samsung 2 nd Arbitration.

In February 2008, the Tribunal heard oral argument on the issue of whether Samsung is entitled to elect the Nokia Settlement. The Tribunal has not indicated when it will render a decision on this issue. The parties will need to present evidence and/or argument in a further phase of this arbitration on the amount of royalties Samsung owes for its 2G/2.5G sales in 2006, and, depending on the Tribunal’s decision as to whether Samsung is entitled to elect the Nokia Settlement, possibly for earlier periods of time.

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

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties.

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

Among the types of legal proceedings we encounter in the normal course of business, we are engaged in the following action:

Federal

In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and InterDigital Technology Corporation (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

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

At the time of judgment we recorded an expense of approximately $16.6 million which represents the total amount of the Award through third quarter 2007, less the amount of a previously accrued liability of $3.4 million. We have also accrued post judgment interest of $0.7 million and reported such interest expense within the “Interest and other income, net” line item of our Statement of Income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In 2007 and 2006, we generated net cash from operating activities of $152.7 million and $314.8 million, respectively. The positive operating cash flow in 2007 arose principally from receipts of approximately $303.4 million related to 2G and 3G patent licensing agreements. These receipts included $95.0 million from LG, $41.6 million from Sharp Corporation of Japan (Sharp), $32.4 million from NEC, $55.8 million from other licensees that signed new or amended patent license agreements in 2007 and $78.6 million from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $179.4 million, cash payments for foreign source withholding taxes of $16.1 million and changes in working capital during 2007.

The positive operating cash flow in 2006 arose principally from receipts of approximately $499.7 million related to 2G and 3G patent licensing agreements. These receipts included $253.0 million from Nokia, $95.0 million from LG, $40.6 million from Sharp Corporation of Japan (Sharp), $38.0 million from NEC, $15.9 million from a Taiwanese licensee, $15.5 million from a Canadian licensee and $41.7 million from other licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $122.4 million, cash payments for foreign source withholding taxes of $28.5 million, an estimated federal income tax payment of $23.0 million and changes in working capital during 2006.

Our combined short-term and long-term deferred revenue balance at December 31, 2007 was approximately $303.4 million, an increase of $71.8 million from December 31, 2006. We have no material obligations associated with such deferred revenue. In 2007, we recorded gross increases in deferred revenue of $191.4 million, $95 million of which relates to a payment received from LG in first quarter 2008, $56.4 million related to new prepayments from existing licensees and $40 million related to a prepayment and accrued receivable from a new licensee. The gross increases in deferred revenue were offset, in part, by 2007 deferred revenue recognition of $69.2 million related to the amortization of fixed-fee royalty payments, $50.4 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and the recognition of deferred revenue related to technology solutions agreements.

In 2008, based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the December 31, 2007 deferred revenue balance of $303.4 million by $78.9 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.

We used net cash in investing activities of $54.3 million and $52.4 million in 2007 and 2006, respectively. We sold $12.8 million of short-term marketable securities, net of purchases, in 2007. We purchased $19.7 million of short-term marketable securities, net of sales, in 2006. This change resulted from the investment of significant cash receipts from operating activities in 2006 offset in part by our activity under our share repurchase program. Purchases of property and equipment increased to $13.8 million in 2007 from $11.2 million in 2006 due to continued investment in both development tools and engineering related network infrastructure and systems. We also paid $24.4 million and $2.7 million in 2007 and 2006, respectively, toward technology licenses necessary for our SlimChip product family. Investment costs associated with patents increased from $18.9 million in 2006 to $23.9 million in 2007. This increase reflects higher patent application activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.

Net cash used in financing activities in 2007 increased $48.9 million to $172.8 million from $123.9 million. In 2007, we repurchased approximately 6.0 million shares of our common stock for $183.1 million compared to 6.3 million shares of our common stock for $184.9 million in 2006. We received proceeds from option and/or warrant exercises of $6.5 million and $40.6 million in 2007 and 2006, respectively. In 2007 and 2006, we classified tax benefits from stock options of $5.1 million and $20.7 million, respectively, as a cash flow from financing activities in accordance with SFAS 123(R). In 2005, we had classified tax benefits from stock options of $2.3 million as a cash flow from operating activities.

At December 31, 2007 and 2006, we had approximately 2.9 million and 4.0 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $33.1 million and $48.8 million of cash proceeds to the Company if they were fully exercised.

As of December 31, 2007, we had $177.5 million of cash, cash equivalents and short-term investments, compared to $264.0 million at December 31, 2006. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) decreased to $117.0 million at December 31, 2007 from $139.7 million at December 31, 2006. This $22.7 million decrease is primarily due to an $18.9 million increase in accounts payable primarily associated with contingency accruals.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (the Credit Agreement). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. On July 2, 2007, as a result of the Company’s internal corporate reorganization, InterDigital Communications Corporation, the Company, the Subsidiary Guarantors party thereto, the Lenders and Bank of America, N.A., as Administrative Agent and L/C Issuer, entered into a First Amendment, Consent and Joinder to Credit Agreement. We did not borrow against the Credit Agreement during the initial two year term.

In December 2007, we entered into a Second Amendment to Credit Agreement resulting in the continuation of our two-year $60 million unsecured revolving credit facility (the Credit Agreement) through December 2009. Under the Second Amendment, borrowings under the Credit Agreement will, at the Company’s option, bear interest at either (i) LIBOR plus 65 basis points or (ii) the higher of the prime rate or 50 basis points above the federal funds rate. The customary restrictive financial and operating covenants under the Credit Agreement continue in full force and effect and include, among other things, that the Company is required to (i) maintain certain minimum cash and short-term investment levels, (ii) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside of the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2007, the Company did not have any amounts outstanding under the Credit Agreement.

We expect our operating cash needs will level off in 2008 and our investments in capital assets will decrease. We are capable of supporting these and other operating cash requirements, including repurchases of our common stock, for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the above-noted credit facility. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.

Contractual Obligations

Other than $3.2 million in open purchase orders related to our Slimchip product family, we did not have any significant purchase obligations outside our ordinary course of business at December 31, 2007. We also had a FIN 48 reserve of $4.4 million at December 31, 2007.

The following is a summary of our consolidated debt and lease obligations at December 31, 2007 (in millions):

Obligation	Total	1-3 Years	4-5 Years	Thereafter
Debt	$3.7	$3.2	$0.5	$0.0
Operating leases	9.5	6.3	3.2	0.0

Total debt and operating lease obligations	$13.2	$9.5	$3.7	$0.0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

2007 Compared With 2006

Revenues

	2007	2006
Per-unit royalty revenue	$136.9	$124.9
Fixed-fee and amortized royalty revenue	79.2	81.3

Recurring patent licensing royalties	216.1	206.2
Past infringement and other non-recurring royalties	14.7	267.4

Total patent licensing royalties	230.8	473.6
Technology solutions revenue	3.4	6.9

Total Revenue	$234.2	$480.5

Revenues were $234.2 million in 2007, compared to $480.5 million in 2006. The decrease was driven by the recognition in 2006 of $253 million and $12 million of non-recurring revenue related to the resolution of patent licensing matters with Nokia and Panasonic, respectively, and was partially offset by a $9.9 million increase in recurring patent licensing royalties in 2007. The increase in recurring patent license royalties was related to a new agreement with Apple, as well as new or higher contributions from other existing licensees, including RIM, Toshiba and Sharp. Together, these factors more than offset the loss of recurring 2G royalties from NEC, Ericsson and Sony Ericsson, which have no further 2G royalty obligations under their respective patent license agreements.

Technology solution revenue decreased in 2007 to $3.4 million from $6.9 million in 2006. The decline is primarily attributable to reduced activity under our HSDPA technology programs with Philips Semiconductor B.V. (Philips) and Infineon.

In 2007, 6% of total revenue, or $14.7 million, was attributable to non-recurring revenue, primarily associated with prior period sales of Sony Ericsson’s covered 2G products identified during a routine audit. Of the remaining 94%, or $219.5 million, 61% was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), Sharp (20%) and NEC (15%). In 2006, 56% of total revenue, or $267.4 million, was associated with the resolution of patent licensing matters, primarily with Nokia and Panasonic. Of the remaining 44%, or $213.1 million, 62% was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), NEC (19%) and Sharp (17%).

Operating Expenses

Excluding one-time arbitration charges of $16.6 million and $7.8 million, associated with our disputes with Federal and the on-going Nokia UK II case, respectively, operating expenses increased from $144.1 million in 2006 to $186.8 million in 2007. The $42.7 million increase was primarily due to increases/(decreases) in the following items (in millions):

Patent litigation and arbitration	$15.4
Consulting services	9.1
Depreciation and amortization	7.2
Personnel related costs	5.7
Patent maintenance	3.1
Share-based compensation	2.7
Legal structure reorganization	0.9
Commissions	(3.7)
Other	2.3

Total increase in operating expense excluding arbitration and litigation contingencies	$42.7
Arbitration and litigation contingencies	24.4

Total increase in operating expense	67.1

Patent litigation and arbitration increased primarily due to our consolidated U.S. International Trade Commission proceeding against Samsung and Nokia, as well as increased activity in other disputes with Nokia. Consulting services and personnel related costs increased primarily due to the need for additional internal and external resources to develop our SlimChip product family.

Patent amortization and patent maintenance costs both increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Other depreciation and amortization increased due to the recent acquisition of tools and technology licenses to develop our SlimChip product family. The increase in share-based compensation expense resulted from increased LTCP costs related to the effect of overlapping RSU cycles in 2007 and was partly offset by a decrease resulting from a non-recurring charge of $1.1 million in third quarter 2006 that related to share-based grants in 1998. Legal and professional fees unrelated to patent litigation and arbitration increased due to both our 2007 legal entity reorganization and insurance disputes. These increases in operating expenses were partly offset by a $3.7 million decrease in commission expense.

The following table summarizes the change in operating expenses by category (in millions):

	2007	2006	Increase
Sales and marketing	$7.8	$6.6	$1.2	15%
General and administrative	24.2	21.0	3.2	16
Patents administration and licensing	67.6	51.1	16.5	32
Development	87.2	65.4	21.8	34
Litigation and arbitration contingencies	24.4	—	24.4	100

Total Operating Expense	$211.2	$144.1	$67.1	46%

Sales and Marketing Expense: The increase in sales and marketing expense was due to increased travel and consulting costs ($0.5 million) primarily associated with the advanced marketing of our SlimChip product family and overlapping RSU cycles ($0.6 million).

General and Administrative Expense: The increase in general and administrative expenses was primarily due to increased legal and consulting services primarily associated with our legal entity reorganization ($0.9 million), personnel costs associated with wage inflation and temporary personnel ($0.8 million), increased taxes other than income ($0.6 million) and overlapping RSU cycles ($0.9 million).

Patents Administration and Licensing Expense: The increase in patent administration and licensing expenses resulted from the above noted increases in patent litigation and arbitration ($15.4 million), patent maintenance ($3.1 million), patent amortization expense ($1.5 million), personnel related costs ($0.8 million) and overlapping RSU cycles ($0.4 million). These increases were offset, in part, by the above noted decrease in commission expense ($3.7 million) and the non-recurring charge related to share-based grants in 1998 ($1.0 million).

Development Expense: The increase in development expense was primarily attributable to the development of our SlimChip product family, including increased consulting services ($8.4 million), depreciation and amortization of development tools and technology licenses ($5.7 million), personnel costs ($3.7 million) and overlapping RSU cycles ($2.5 million).

Litigation and Arbitration Contingencies: In 2007, we accrued non-recurring charges of $16.6 million and $7.8 million related to our contingent obligations to reimburse Federal under an insurance reimbursement agreement and to reimburse Nokia for a portion of their legal fees associated with the UK II case, respectively.

Interest and Investment Income, Net

Net interest and investment income of $8.9 million in 2007 decreased $4.2 million or 32% from $13.2 million in 2006. The decrease primarily resulted from lower investment balances in 2007 due to the completion of our share repurchase program and post judgment interest expense of $0.7 million which we accrued related to the Federal Arbitration Award.

Income Taxes

Our 2007 income tax provision consisted of the statutory federal tax rate plus book-tax permanent differences related to the company’s research and development credits. Our 2006 income tax provision consisted of the statutory federal tax rate plus book-tax permanent differences and $2.2 million of non-U.S. withholding taxes.

2006 Compared With 2005

Revenues

	2006	2005
Per-unit royalty revenue	$124.9	$99.3
Fixed-fee and amortized royalty revenue	81.3	34.6

Recurring patent licensing royalties	206.2	133.9
Past infringement and other non-recurring royalties	267.4	10.2

Total patent licensing royalties	473.6	144.1
Technology solutions revenue	6.9	19.0

Total Revenue	$480.5	$163.1

In 2006, revenues increased $317.4 million to $480.5 million from $163.1 million in 2005. This increase was driven by both the recognition of $253 million and $12 million related to the resolution of patent licensing matters with Nokia and Panasonic, respectively, and higher recurring patent license royalties. The increase in recurring patent license royalties was related to a new agreement with LG, as well as new or higher contributions from other existing licensees, including Panasonic. 2005 revenues included non-recurring revenue of $10.2 million related to past infringement, primarily associated with a new patent license agreement with Kyocera.

Technology solution revenue decreased in 2006 to $6.9 million from $19.0 million in 2005, as contributions from HSDPA technology programs with Philips Semiconductor B.V. (Philips) and Infineon partially offset the decrease associated with the first quarter 2006 completion of deliverables under an agreement with General Dynamics C4 Systems (formerly known as General Dynamics Decision Systems, Inc.) (General Dynamics), supporting a program for the U.S. military.

In 2006, 56% of total revenue, or $267.4 million, was associated with the resolution of patent licensing matters, primarily with Nokia and Panasonic. Of the remaining 44%, or $213.1 million, 62% was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), NEC (19%) and Sharp (17%). In 2005, 6% of total revenue, or $10.2 million, was associated with payments for past sales by Kyocera ($10 million) and one other licensee. Of the remaining 94%, or $152.9 million, 76% was attributable to companies that individually accounted for 10% or more of this amount, and included NEC (32%), Sharp (23%), General Dynamics (11%) and Sony Ericsson (10%).

Operating Expenses

Operating expenses decreased 1.0% from $146.0 million in 2005 to $144.1 million in 2006. The $1.9 million decrease was primarily due to (decreases)/increases in the following items (in millions):

Patent litigation and arbitration	$(5.9)
Performance-based cash incentive	(3.0)
Share-based compensation	(2.8)
Executive severance & repositioning	(2.7)
Commissions	4.0
Depreciation and amortization	3.1
Consulting services	2.3
Patent maintenance	1.5
Other (a)	1.6

Total Decrease in Operating Expense	$(1.9)

(a)	The increase in other costs is primarily related to increased headcount in our engineering staff.

Patent litigation and arbitration costs decreased primarily due to changes in both the level and mix of arbitration and litigation activity in 2006. The decreases in both performance-based cash incentive costs and share-based compensation costs reflect the absence of overlapping LTCP cycles in 2006 (i.e., 2005 expense included costs from both the last year of Cycle 1 and the first year of Cycle 2). The decrease in 2006 share-based compensation cost associated with the LTCP was partially offset by $1.5 million of amortization associated with a 2006 RSU grant to non-management employees and a non-recurring charge of approximately $1.0 million to correct our accounting related to share-based grants in 1998 to two non-employee, non-director consultants. In 2005, we recorded severance costs of $1.2 million associated with changes in our executive management and a repositioning charge of $1.5 million related to the closure of our Melbourne, Florida design facility. These decreases in operating expenses were offset, in part, by increases in commissions, consulting services, depreciation and amortization and patent maintenance costs. The increase in commissions was associated with higher patent license royalty revenue. Consulting services and other costs both increased primarily due to our expanded development activities directed toward our complete 2G/3G dual-mode modem ASIC offering. The increase in depreciation and amortization is attributable to higher carrying values of property and equipment, and patents, respectively. A 33% increase in the number of issued patents we held in 2006 resulted in increased patent maintenance costs.

The following table summarizes the change in operating expenses by category (in millions):

	2006	2005	(Decrease)/ Increase
Sales and marketing	$6.6	$7.9	$(1.3)	(16)%
General and administrative	21.0	24.1	(3.1)	(13)
Patents administration and licensing	51.1	49.4	1.7	3
Development	65.4	63.1	2.3	4
Repositioning	—	1.5	(1.5)	(100)

Total Operating Expense	$144.1	$146.0	$(1.9)	(1)%

Sales and Marketing Expense: The decrease in sales and marketing expense was primarily due to a $1.0 million decrease in LTCP costs resulting from overlapping cycles in 2005.

General and Administrative Expense: The decrease in general and administrative expenses was primarily due to a $1.7 million decrease in LTCP costs resulting from overlapping cycles in 2005 and the above-noted $1.2 million executive severance charge in 2005.

Patents Administration and Licensing Expense: The increase in patent administration and licensing expenses resulted from the above-noted increases in commissions, patent maintenance and patent amortization expense and the non-recurring charge related to share-based grants from 1998. These increases were offset, in part, by the above noted decrease in patent arbitration and litigation costs and a $0.6 million decrease in LTCP costs resulting from overlapping cycles in 2005.

Development Expense: The increase in development expense is primarily attributable to activities associated with our development of a complete 2G/3G dual-mode modem ASIC for use in advance platforms. These increases were in the areas of personnel expenses, consulting services and depreciation expense of development tools and licenses of $1.7 million, $1.9 million and $1.8 million, respectively. These increases were offset, in part, by lower LTCP costs of $3.2 million resulting from overlapping cycles in 2005.

Repositioning Expense: The $1.5 million repositioning charge in 2005 relates to the closure of our Melbourne, Florida design facility during the third quarter 2005.

Interest and Investment Income, Net

Net interest and investment income of $13.2 million in 2006 increased $10.0 million from $3.2 million in 2005. The increase resulted from higher investment balances and higher rates of return on our investments in 2006.

Income Taxes

Our 2006 income tax provision consisted of a 34.9% provision for federal income taxes, including book-tax permanent differences, plus $2.2 million of non-U.S. withholding taxes. Our income tax provision in 2005 included benefits totaling $43.7 million, primarily related to the fourth quarter 2005 reversal of our Federal deferred tax asset valuation allowance (a portion of this reversal was credited directly to additional paid-in capital), which were offset, in part, by $7.2 million of federal income tax and alternative minimum tax, and $2.1 million of foreign source withholding tax.

The net income tax benefit associated with adjustments to the value of our deferred tax assets in 2005 is comprised of the following components (in millions):

Reversal of U.S. Federal valuation allowance	$(46.4)
Change in effective tax rate applied to U.S. Federal deferred tax assets	(1.4)
Other adjustments to deferred tax assets	4.1

Total adjustments related to U.S. Federal deferred tax asset valuation	$(43.7)

The $46.4 million reversal of the U.S. Federal valuation allowance in 2005 was based on expectations that we will generate sufficient future taxable income to utilize our U.S. Federal deferred tax assets. The $1.4 million change in the effective tax rate applied to U.S. Federal deferred tax assets was related to a change in the estimated tax rate we expect would apply when these deferred tax assets reverse. The remaining $4.1 million adjustment of our deferred tax assets reduces the recorded value of credits associated with federal NOL carryforwards and research and development activities based on our assessment of the likelihood of realizing such credits.

Expected Trends

In first quarter 2008, we expect to report recurring revenues from existing agreements in the range of $53 million to $55 million. This increase over fourth quarter levels reflects improved sales from our licensees and the contribution from our new Asian semiconductor customer. This range does not include any potential impact from additional new agreements that may be signed during first quarter 2008 or additional royalties identified in audits regularly conducted by us. With respect to our first quarter 2008 expenses, we anticipate maintaining our staffing at a level that is relatively flat with fourth quarter 2007. However, we do expect sequential percentage growth in first quarter 2008 expenses, excluding patent arbitration and litigation costs and contingencies, to be in the 5% to 10% range due to normal wage inflation and seasonality related to vacation accruals and other personnel costs. We also currently expect that our patent arbitration and litigation costs in first quarter 2008 will increase over fourth quarter 2007 based on the expected level of activity. Lastly, we expect that our book tax rate for the first quarter of 2008 will approximate 34% to 36%.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. Words such as “expect,” “will,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “anticipate,” “unlikely that,” “our strategy,” “future,” “target,” “goal,” “trend,” “seek to,” “seeking,” “will continue,” “outcome,” “assuming,” “predict,” “estimate,” “due to receive,” “likely,” “in the event” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i) Our plans to offer a 2G/3G dual-mode modem ASIC and platform to customers in the digital cellular terminal unit market and our ability to increase revenues by creating synergies between our patent licensing and technology licensing businesses through the sale of our ASIC and platform.

(ii) Our belief that:

(a) a number of our patented inventions are or may be essential, or may become essential, to products built to 2G and 3G cellular Standards, and other Standards such as IEEE 802 wireless Standards, and that companies making, using or selling products compliant with these Standards are required to take a license under our essential patents;

(b) our patent enforcement costs could continue to be a significant expense for us;

(c) there would not be any material adverse impact on our ongoing revenues under existing patent license agreements, but there could be an impact on our ability to generate new royalty streams if a party successfully asserted that some of our patents are not valid, should be revoked or do not cover their products, or if products are implemented in a manner such that patents we believe are commercially important are not infringed; and

(d) the loss of revenues or cash payments from our licensees generating 2007 revenues exceeding 10% of total revenues would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

(iii) The anticipated proliferation of converged devices and growth in global wireless subscribers.

(iv) Factors driving the continued growth of wireless product and services sales through the end of the decade, including 3G enabled phones.

(v) The types of licensing arrangements and various royalty structure models which we anticipate using under our future license agreements, including the impact of current trends in the industry which could result in reductions in and/or caps on royalty rates under new license agreements.

(vi) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed.

(vii) Our goal to derive revenue on every 3G mobile terminal unit sold and our strategy for achieving this goal including:

(a) Licensing our patented technology to wireless equipment producers worldwide on appropriate economic terms and vigorously defending our intellectual property and related contractual rights;

(b) Offering our intellectual property rights and technology products on both a complimentary and stand-alone basis;

(c) Continuing to fund substantial technology development;

(d) Offering technology blocks as well as a 2G/3G dual-mode modem ASIC and platform;

(e) Establishing key strategic relationships;

(f) Maintaining substantial involvement in key worldwide Standards bodies to contribute to the ongoing definition of wireless standards and to incorporate our inventions into those Standards; and

(g) Marketing our 2G/3G dual-mode modem ASIC and platform to data card manufacturers.

(viii) The impact of (a) a settlement, (b) a judgment in our favor, or (c) an adverse ruling in a patent litigation, arbitration or administrative proceeding with regard to our costs, future license agreements, and accounting recognition.

(ix) Our plans to continue to pursue discussions and negotiate license agreements with companies which we believe require a license under our patents, and to pursue legal actions if negotiations do not result in license agreements.

(x) The impact of (a) potential domestic patent reform legislation, (b) USPTO reforms, (c) imposed international patent rules and (d) third party legal proceedings, on our patent prosecution and licensing strategies.

(xi) Our competition and factors necessary for us to remain successful in light of such competition.

(xii) A potential material adverse effect on our consolidated financial position, results of operations or cash flows in light of any potential adverse decision or settlement in the Federal legal proceeding and our belief that an adverse resolution should not prevent us from supporting our operating requirements for the near future and our belief that the arbitration is non-binding.

(xiii) Our 2G/3G royalty mix, which is expected to shift to a higher percentage of 3G royalties throughout this decade, as the 2G market declines and ongoing royalty and other payment obligations under 2G license agreements expire.

(xiv) Our critical accounting policies, our accounting for contingencies under our legal proceeding with Federal Insurance Company, and factors affecting our revenue recognition.

(xv) 2008 expense levels associated with our LTCP and our expense recognition with regard to our other equity-based incentive programs.

(xvi) The adequacy of our accrual for tax contingencies, our assessment of the valuation allowance associated with our Federal and state deferred tax assets, our future tax paying status, and our expectation that we will provide for income taxes in 2008 at a rate equal to our combined Federal and state effective rates plus an amount for foreign source withholding tax expense, as applicable.

(xvii) Our expectations concerning fiscal year 2008 revenues, increase in expenses, book tax rate, investment activity and patent litigation and arbitration expense.

(xviii) Fiscal year 2008 (and near future), capitalized patent costs, acquisitions of property and equipment and technology rights, operating cash requirements and our ability to repurchase our common stock.

(xix) Our lack of need to seek additional financing but possible introduction of debt in 2008.

(xx) Samsung’s estimated royalty obligation for 2007 and estimated interest obligation.

(xxi) Our belief that the ultimate outcome of current legal proceedings will not have a material adverse effect on us.

(xxii) Our expectations as to the impact of amortization of fixed fee royalty payments on deferred revenue balances in 2008.

(xxiii) Our ability to establish successful relationships with equipment producers and other industry participants.

Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-K, including “Item 1A – Risk Factors.” before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-K. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents and Investments

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The following table provides information about our cash and investment portfolio as of December 31, 2007. For investment securities, the table presents balances and related weighted average interest rates. All investment securities are classified as available for sale.

(in millions)
Cash and demand deposits	$41.3
Average interest rate		4.22%
Cash equivalents	$50.7
Average interest rate		4.96%
Short-term investments	$85.5
Average interest rate		4.82%
Total portfolio	$177.5
Average interest rate		4.72%

Long-Term Debt

The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date December 31, (In millions)
	2008	2009	2010	2011	2012	2013 and Beyond	Total Fair Value
Debt Obligation	$1.3	$1.3	$0.6	$0.3	$0.2	$0.0	$3.7
Interest Rate	6.76%	6.92%	7.41%	8.28%	8.28%	0.00%	7.02%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

InterDigital, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006, and the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 29, 2008

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	DECEMBER 31, 2007	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,018	$166,385
Short-term investments	85,449	97,581
Accounts receivable	130,880	131,852
Deferred tax assets	43,734	43,520
Prepaid and other current assets	19,332	14,464

Total current assets	371,413	453,802

PROPERTY AND EQUIPMENT, NET	24,594	16,682
PATENTS, NET	87,092	70,496
DEFERRED TAX ASSETS	14,834	6,418
OTHER NON-CURRENT ASSETS, NET	36,952	16,678

	163,472	110,274

TOTAL ASSETS	$534,885	$564,076

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,311	$369
Accounts payable	40,850	21,913
Accrued compensation and related expenses	10,476	9,725
Deferred revenue	78,899	70,709
Taxes payable	15,675	11,448
Other accrued expenses	9,973	7,064

Total current liabilities	157,184	121,228
LONG-TERM DEBT	2,406	1,203
LONG-TERM DEFERRED REVENUE	224,545	160,895
OTHER LONG-TERM LIABILITIES	13,683	5,274

TOTAL LIABILITIES	397,818	288,600

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 65,292 and 64,393 shares issued and 46,497 and 51,347 shares outstanding	653	644
Additional paid-in capital	465,599	445,930
Retained Earnings	133,308	115,383
Accumulated other comprehensive income (loss)	206	(46)

	599,766	561,911
Treasury stock, 18,795 and 13,046 shares of common held at cost	462,699	286,435

Total shareholders’ equity	137,067	275,476

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$534,885	$564,076

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
REVENUES	$234,232	$480,466	$163,125

OPERATING EXPENSES:
Sales and marketing	7,828	6,610	7,914
General and administrative	24,210	20,953	24,150
Patents administration and licensing	67,587	51,060	49,399
Development	87,141	65,427	63,095
Arbitration and litigation contingencies	24,412	—	—
Repositioning	—	—	1,480

	211,178	144,050	146,038

Income from operations	23,054	336,416	17,087
OTHER INCOME:
Interest and investment income, net	8,949	13,195	3,164

Income before income taxes	32,003	349,611	20,251
INCOME TAX (PROVISION) BENEFIT	(11,999)	(124,389)	34,434

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$20,004	$225,222	$54,685

NET INCOME PER COMMON SHARE - BASIC	$0.42	$4.22	$1.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	47,766	53,426	54,058

NET INCOME PER COMMON SHARE - DILUTED	$0.40	$4.04	$0.96

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	49,489	55,778	57,161

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	$2.50 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Treasury Stock		Total Stockholder’s Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2004	—	—	59,662	597	339,475	(164,524)	(66)	4,506	(59,823)	115,659

Net income		—		—	—	54,685	—		—	54,685	54,685
Net change in unrealized loss on short-term investments		—		—	—	—	(126)		—	(126)	(126)

Total Comprehensive Income											$54,559

Exercise of Common Stock options		—	519	5	4,824	—	—		—	4,829
Sale of Common Stock under Employee Stock Purchase Plan		—	1	—	25	—	—		—	25
Issuance of Common Stock under Profit Sharing Plan		—	33	—	568	—	—		—	568
Issuance of Restricted Common Stock, net		—	322	3	300	—	—		—	303
Acceleration of options		—		—	190	—	—		—	190
Partial reversal of Valuation Allowance		—		—	20,268	—	—		—	20,268
Recognition of Deferred Tax Benefit		—		—	3,227	—	—		—	3,227
Amortization of unearned compensation		—		—	8,771	—	—		—	8,771
Repurchase of Common Stock		—		—	—	—	—	2,000	(34,085)	(34,085)

BALANCE, DECEMBER 31, 2005	—	—	60,537	605	377,648	(109,839)	(192)	6,506	(93,908)	174,314

Net income						225,222				225,222	225,222
Net change in unrealized gain on short-term investments		—		—	—	—	146		—	146	146

Total Comprehensive Income											$225,368

Exercise of Common Stock options		—	3,379	34	39,919	—	—		—	39,953
Exercise of Common Stock warrants			80	1	609					610
Adjustment to vested options		—		—	1,096	—	—		—	1,096
Sale of Common Stock under Employee Stock Purchase Plan		—	1	—	15	—	—		—	15
Issuance of Common Stock under Profit Sharing Plan		—	24	—	442	—	—		—	442
Issuance of Restricted Common Stock, net		—	372	4	410	—	—		—	414
Tax benefit from exercise of stock options		—		—	20,717	—	—		—	20,717
Amortization of unearned compensation		—		—	5,074	—	—		—	5,074
Repurchase of Common Stock		—		—	—	—	—	6,540	(192,527)	(192,527)

BALANCE, DECEMBER 31, 2006	—	—	64,393	644	445,930	115,383	(46)	13,046	(286,435)	275,476
Net income	—	—	—	—	—	20,004	—	—	—	20,004	20,004
Net change in unrealized gain on short-term investments	—	—	—	—	—	—	252	—	—	252	252

Total Comprehensive Income											$20,256

Cummulative effect of adoption of FIN48	—	—	—	—	—	(2,079)	—	—	—	(2,079)
Exercise of Common Stock options	—	—	737	7	6,456	—	—	—	—	6,463
Sale of Common Stock under Employee Stock Purchase Plan	—	—	—	—	8	—	—	—	—	8
Issuance of Common Stock under Profit Sharing Plan	—	—	14	—	469	—	—	—	—	469
Issuance of Restricted Common Stock, net	—	—	148	2	395	—	—	—	—	397
Withheld for taxes on issuance of Restricted Common Stock	—	—	—	—	(1,865)	—	—	—	—	(1,865)
Tax benefit from exercise of stock options	—	—	—	—	5,123	—	—	—	—	5,123
Amortization of unearned compensation	—	—	—	—	9,083	—	—	—	—	9,083
Repurchase of Common Stock	—	—	—	—	—	—	—	5,749	(176,264)	(176,264)

BALANCE, DECEMBER 31, 2007	—	—	65,292	653	465,599	133,308	206	18,795	(462,699)	137,067

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,004	$225,222	$54,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,990	14,621	11,421
Deferred revenue recognized	(119,596)	(196,294)	(65,553)
Increase in deferred revenue	191,436	336,650	57,605
Deferred income taxes	(8,630)	40,846	(37,298)
Share-based compensation	9,820	7,014	9,766
Tax benefit from stock options	—	—	2,343
Non-cash repositioning charges	—	—	222
Other	179	132	(75)
Decrease (increase) in assets:
Receivables	972	(112,318)	(7,922)
Deferred charges	3,299	(10,328)	1,509
Other current assets	(5,354)	(3,326)	(409)
Increase (decrease) in liabilities:
Accounts payable	26,127	3,958	846
Accrued compensation	3,018	(3,817)	6,672
Accrued taxes payable	8,632	11,291	(219)
Other accrued expenses	830	1,160	81

Net cash provided by operating activities	152,727	314,811	33,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(133,787)	(172,210)	(151,453)
Sales of short-term investments	146,581	152,550	189,685
Purchases of property and equipment	(13,826)	(11,152)	(5,372)
Capitalized patent costs	(23,852)	(18,865)	(16,954)
Capitalized technology license costs	(24,440)	(2,700)	—
Acquisition of patents	—	—	(8,050)
Proceeds from sales of fixed assets	—	—	169
Long-term investments	(5,000)	—	—

Net cash (used) provided by investing activities	(54,324)	(52,377)	8,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	6,472	40,578	4,853
Payments on long-term debt, including capital lease obligations	(1,247)	(351)	(327)
Repurchase of Common stock	(183,118)	(184,870)	(34,085)
Tax benefit from share-based compensation	5,123	20,717	—

Net cash used by financing activities	(172,770)	(123,926)	(29,559)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,367)	138,508	12,140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	166,385	27,877	15,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,018	$166,385	$27,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$357	$383	$183

Income taxes paid, including foreign withholding taxes	$16,099	$51,488	$755

Non-cash investing and financing activities Issuance of restricted common stock	$407	$414	$494

Issuance of common stock for profit sharing	$469	$442	$568

Accrued purchase of treasury stock	$803	$7,657	$—

Leased asset additions and related obligation	$3,392	$—	$365

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. BACKGROUND

InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) designs and develops advanced digital wireless technology solutions. We are developing technologies that may be utilized to extend the life of the current generation of products, may be applicable to multiple generational standards such as 2G, 2.5G and 3G cellular standards, as well as IEEE 802 wireless standards, and may have applicability across multiple air interfaces. In conjunction with our technology development, we have assembled an extensive body of technical know-how, related intangible products and a broad patent portfolio. We offer our products and solutions for license or sale to semiconductor companies and producers of wireless equipment and components.

Legal Entity Reorganization

On July 2, 2007, for the purpose of reorganizing into a holding Company structure, InterDigital Communications Corporation executed a Plan of Reorganization and an Agreement and Plan of Merger (“Merger”) with InterDigital, Inc., a newly formed Pennsylvania corporation and another newly formed Pennsylvania corporation owned 100% by InterDigital, Inc. As a result of the Merger, InterDigital Communications Corporation became a wholly-owned subsidiary of InterDigital, Inc. These transactions are herein referred to collectively as the “Reorganization.” As a result of the Reorganization, neither the business conducted by InterDigital, Inc. and InterDigital Communications Corporation in the aggregate, nor the consolidated assets and liabilities of InterDigital, Inc. and InterDigital Communications Corporation, in the aggregate, changed.

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

Immediately following the Merger, the provisions of the articles of incorporation and bylaws of InterDigital, Inc. were the same as those of InterDigital Communications Corporation prior to the Merger. Immediately following the Merger, the authorized capital stock of InterDigital, Inc., the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof were also the same as the capital stock of InterDigital Communications Corporation immediately prior to the Merger. Immediately following the Merger, the directors and executive officers of InterDigital, Inc., were the same individuals who were directors and executive officers, respectively, of InterDigital Communications Corporation immediately prior to the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to patents, contingencies, revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date. At December 31, 2007 and 2006, all of our short-term investments were classified as available-for-sale and carried at amortized cost, which approximates market value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity. Net unrealized losses on short-term investments were $0.2 million at December 31, 2007 and $0.4 million at December 31, 2006. Realized gains and losses for 2007, 2006 and 2005 were as follows (in thousands):

Year	Gains	Losses	Net
2007	$112	$(366)	$(254)
2006	$—	$—	$—
2005	$—	$(82)	$(82)

Cash and cash equivalents at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Money market funds and demand accounts	$91,818	$166,043
Repurchase agreements	200	342

	$92,018	$166,385

Our repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.

Short-term investments as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
US Government agency instruments	$52,310	$52,392
Corporate bonds	33,139	45,189

	$85,449	$97,581

At December 31, 2007 and 2006, $67.6 million and $71.5 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to five years except for one that matures in 2035.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized while minor repairs and maintenance are charged to expense as incurred.

Internal-Use Software Costs

Under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use, we capitalize costs associated with software for internal-use. All computer software costs capitalized to date relate to the purchase, development and implementation of engineering, accounting and other enterprise software. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized computer software costs are amortized over their estimated useful life of three years.

Investments in Other Entities

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

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful life of our patents relating to technology developed directly by us. The ten year estimated useful life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. Amortization expense related to capitalized patent costs was $9.3 million, $7.8 million and $6.3 million in 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, we had capitalized gross patent costs of $132.1 million and $106.2 million, respectively, which were offset by accumulated amortization of $45.0 million and $35.7 million, respectively. Our capitalized gross patent costs in 2005 increased $8.1 million as a result of patents acquired from third parties. The weighted average estimated useful life of our capitalized patent costs at December 31, 2007 and 2006 was 11.0 years and 11.2 years, respectively.

The estimated aggregate amortization expense related to our patents balance as of December 31, 2007 is as follows (in thousands):

2008	$10,366
2009	10,223
2010	10,064
2011	9,803
2012	9,470

Intangible Assets

Our other non-current asset balance at December 31, 2007 and 2006 includes $22.8 million and $4.2 million, respectively, representing the net value of licensed technology used in our current and future product offerings. These licenses are being amortized over a period of five years and are presented net of accumulated amortization of $4.6 million and $0.9 million, respectively.

Contingencies

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

Revenue Recognition

We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. Generally, we will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured

Patent License Agreements

Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

Fixed Fee Royalty Payments: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for a specified time period or for the term of the agreement.

Prepayments: Up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected sales of covered products in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period.

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectibility is reasonably assured. We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we can not reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.

Licensees that either owe us Current Royalty Payments or have Prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. Consideration for Prior Sales, the exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products.

During 2007, we recognized revenue of $5.2 million related to unpaid patent licensee royalties. We based our recognition of this revenue on royalty reports received, despite the fact that the licensee has expressed its belief that it does not have a current payment obligation. We believe that we are entitled to these royalty payments and the eventual collection of these amounts is reasonably assured.

Technology Solutions Revenue

Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition. When the arrangement with the customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No. 104 Revenue Recognition, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases, we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

When technology solutions agreements include royalty payments, we recognize revenue from the royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to our recognition of the related revenue. In 2007, 2006 and 2005, we paid cash commissions of approximately $1.7 million, $18.8 million and $3.1 million and recognized commission expense of $4.7 million, $8.4 million, and $4.5 million, respectively, as part of patent administration and licensing expense. At December 31, 2007, 2006 and 2005 we had deferred commission expense of approximately $4.0 million, $4.1 million and $1.4 million, respectively, included within prepaid and other current assets and $8.9 million, $12.0 million and $4.4 million, respectively, included within other non-current assets.

Research and Development

Research and development expenditures are expensed in the period incurred, except certain software development costs which are capitalized between the point in time that technological feasibility of the software is established and the product is available for general release to customers. We did not have any such capitalized software costs in any period presented.

Acquired Technology

We capitalize the cost of technology solutions and platforms we acquire or license from third parties when they have a future benefit and the development of these solutions and platforms is substantially complete at the time they are acquired or licensed.

At December 31, 2007 and 2006, our other non-current assets, net included $22.9 million and $4.2 million, respectively, of capitalized technology solutions net of accumulated amortization.

Compensation Programs

Through December 31, 2005, we accounted for stock-based employee compensation using the intrinsic value method and provided pro forma disclosures related to our stock-based compensation under the provisions of SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of Financial Accounting Standards Board (FASB) Statement No. 123. On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) also amends No. 95 Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in flow from operations.

In fourth quarter 2005, we accelerated the vesting of all remaining unvested options. We recorded a charge of approximately $0.2 million related to the acceleration. This charge was based, in part, on our estimate that approximately 12% of the accelerated options would have been forfeited had the acceleration not occurred. The acceleration eliminates a non-cash charge of approximately $7.1 million that would have been recognized under SFAS No. 123(R) between 2006 and 2011. Prior to our January 1, 2006 adoption of SFAS No. 123(R), no other option-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data) in 2005:

For the Year Ended December 31,	2005
Net income applicable to Common Shareholders – as reported	$54,685
Add: Stock-based employee compensation expense included in reported net income	9,766
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(20,784)
Tax effect	3,746

Net income (loss) applicable to Common Shareholders – pro forma	$47,413
Net income per share – as reported – basic	1.01
Net income per share – as reported – diluted	0.96
Net income (loss) per share – pro forma – basic	0.88
Net income (loss) per share – pro forma – diluted	0.83

(a)	In 2005, we recorded a pro-forma charge of $7.1 million associated with the acceleration of 0.8 million unvested options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Year Ended December 31,	2005
Expected option life (in years)	5.7
Risk-free interest rate	4.1%
Volatility	80%
Dividend yield	—
Weighted average fair value	$12.78

SFAS No. 123(R) requires that we reserve for estimated forfeitures of stock-based compensation awards. In 2006, we recorded a reduction in operating expenses for the cumulative effect of a change in accounting principle of less than $0.2 million upon adopting SFAS No. 123(R). This cumulative effect adjustment was recorded to apply an estimated forfeiture rate of 3% to unvested restricted stock units (RSUs) which had been issued under the 2005-2007 cycle of our Long Term Compensation Program (LTCP) and which remained unvested and outstanding at December 31, 2005. At December 31, 2007 and 2006, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 16% over their lives of one to three years, depending upon the group receiving the grant and the specific terms of the award issued.

In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (APIC Pool) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of SFAS No. 123(R). We did not incur any net tax shortfalls in 2007 or 2006.

In all periods, our policy has been to set the value of RSU and restricted stock awards equal to the value of our underlying common stock on the date of grant. We amortize expense for all such awards using an accelerated method.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments. We believe that the book value of our financial instruments approximate their fair values.

Our accounts receivable are derived principally from patent license agreements and technology solutions. At December 31, 2007, two customers represented 73% and 15%, respectively, of our accounts receivable balance. At December 31, 2006, two customers represented 72% and 18%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate long-lived assets and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. In 2005, we recorded an impairment to our fixed assets of approximately $0.2 million in connection with our 2005 Repositioning (Note 4). No such adjustments were recorded in 2007 or 2006.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for income taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

We adopted FIN 48, on January 1, 2007. As a result of the implementation, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including this cumulative effect adjustment, on January 1, 2007 we had $6.2 million of net federal tax benefits that, if recognized, would reduce our effective income tax rate in the period recognized.

Prior to the adoption of FIN 48, we accrued for tax contingencies that have met both the probable and reasonably estimable criteria. As of December 31, 2006 and 2005, there were certain tax contingencies that either were not considered probable or were not reasonably estimable by us at that time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

In 2007 and 2006 we credited foreign source withholding tax payments against our U.S. Federal Income Tax Liability. Prior to 2006, we recognized deferred tax assets related to deferred revenue for both U.S. Federal Income Tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets as we recognize the revenue and the related temporary differences reverse.

Net Income Per Common Share

Basic earnings per share (EPS) are calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options, warrants or other securities with features that could result in the issuance of common stock were exercised or converted to common stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

For the Year Ended December 31, 2007	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$20,004	47,766	$0.42
Dilutive effect of options, and RSUs	—	1,723	(0.02)
Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants and RSUs	$20,004	49,489	$0.40

For the Year Ended December 31, 2006	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$225,222	53,426	$4.22
Dilutive effect of options, warrants and RSUs	—	2,352	(0.18)
Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants, RSUs and convertible preferred stock	$225,222	55,778	$4.04

For the Year Ended December 31, 2005	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$54,685	54,058	$1.01
Dilutive effect of options, warrants and RSUs	—	3,103	(0.05)
Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants and RSUs	$54,685	57,161	$0.96

For the years ended December 31, 2007, 2006 and 2005, options and warrants to purchase approximately 0.5 million, 0.7 million and 1.8 million shares, respectively, of common stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective for us beginning January 1, 2008. We do not anticipate electing the SFAS 159 option for our existing financial assets and liabilities and therefore do not expect the adoption of SFAS 159 to have any impact on our consolidated financial statements.

SFAS No. 141-R

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations which revised SFAS No. 141, Business Combinations. This pronouncement is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS No. 141-R are applied prospectively, the impact to the Registrants cannot be determined until the transactions occur.

3. GEOGRAPHIC/CUSTOMER CONCENTRATION

We have one operating segment. As of December 31, 2007, substantially all of our revenue was derived from a limited number of customers based outside of the United States (primarily Asia and Europe). These revenues were paid in U.S. dollars and not subject to any substantial foreign exchange transaction risk. During 2007, 2006, and 2005, revenue from our Asian-based licensees comprised 79%, 39%, and 71% of total revenues, respectively. For the same years, revenue from our European-based licensees comprised 10%, 58%, and 14% of total revenues, respectively.

During 2007, 2006, and 2005, the following customers accounted for 10% or more of total revenues:

	2007	2006		2005
Nokia Corporation	(a )	53%		(a	)
LG Electronics Inc.	25%	11%		(a	)
NEC Corporation of Japan	14%	(a	)	30%
Sharp Corporation of Japan	19%	(a	)	22%

(a)	Less than 10%

4. SIGNIFICANT AGREEMENTS AND EVENTS

Technology Solution Agreements

We account for portions of our technology solution agreements using proportional performance. During 2007 and 2006, we recognized related revenue of approximately $1.2 million and $4.5 million, respectively, using proportional performance. Our accounts receivable at December 31, 2007 and 2006 included unbilled amounts of $0.3 million and $1.7 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.

Acquisition of Patents

In 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

2005 Repositioning

In August 2005, we announced plans to close our Melbourne, Florida design facility. We ceased our development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. We closed the facility in fourth quarter 2005. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which, five full-time employees accepted offers of continued employment elsewhere within our organization. We estimate the repositioning resulted in annual pre-tax cost savings of approximately $6.0 million.

In connection with the closure, we recognized repositioning charges totaling approximately $1.5 million, comprised of severance and relocation costs of $1.0 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We recorded these charges in 2005. We believe that our financial obligations associated with this repositioning are complete.

5. PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
	(In thousands)
Land	$695	$695
Building and improvements	6,775	6,545
Engineering and test equipment	26,982	19,389
Computer equipment	19,524	17,117
Computer software	23,888	18,761
Furniture and fixtures	4,516	4,355
Leasehold improvements	3,969	2,673

	86,349	69,535
Less: Accumulated depreciation	(61,755)	(52,853)

	$24,594	$16,682

Depreciation expense was $8.9 million, $5.9 million, and $5.1 million in 2007, 2006 and 2005, respectively. Depreciation expense included depreciation of computer software costs of $2.5 million, $1.9 million and $1.5 million in 2007, 2006 and 2005, respectively. Accumulated depreciation related to computer software costs was $17.5 million and $15.0 million at December 31, 2007 and 2006, respectively.

6. OBLIGATIONS

	December 31,
	2007	2006
	(In thousands)
Credit facility	$—	$—
Mortgage debt	1,203	1,410
Capital leases	2,514	162

Total long-term debt obligations	3,717	1,572
Less: Current portion	(1,311)	(369)

	$2,406	$1,203

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (the Credit Agreement). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. On July 2, 2007, as a result of the Company’s internal corporate reorganization, InterDigital Communications Corporation, the Company, the Subsidiary Guarantors party thereto, the Lenders and Bank of America, N.A., as Administrative Agent and L/C Issuer, entered into a First Amendment, Consent and Joinder to Credit Agreement. We did not borrow against the Credit Agreement during the initial two year term.

In December 2007, we entered into a Second Amendment to Credit Agreement resulting in the continuation of our two-year $60 million unsecured revolving credit facility (the Credit Agreement) through December 2009. Under the Second Amendment, borrowings under the Credit Agreement will, at the Company’s option, bear interest at either (i) LIBOR plus 65 basis points or (ii) the higher of the prime rate or 50 basis points above the federal funds rate. The customary restrictive financial and operating covenants under the Credit Agreement continue in full force and effect and include, among other things, that the Company is required to (i) maintain certain minimum cash and short-term investment levels, (ii) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside of the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2007, the Company did not have any amounts outstanding under the Credit Agreement.

During 1996, we purchased our King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

Two capital software lease obligations are payable annually. All other capital lease obligations are payable in monthly installments at an average rate of 5.96%, through 2010. The net book value of equipment under capitalized lease obligations was $3.0 million at December 31, 2007 and $0.1 million at December 31, 2006.

Maturities of principal of the long-term debt obligations as of December 31, 2007 are as follows (in thousands):

2008	$1,359
2009	1,303
2010	588
2011	288
2012	179
Thereafter	0

$3,717

7. COMMITMENTS

Leases

We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $4.0 million, $3.1 million, and $3.1 million in 2007, 2006 and 2005, respectively. Minimum future rental payments for operating leases as of December 31, 2007 are as follows (in thousands):

2008	$2,122
2009	2,078
2010	2,078
2011	1,810
2012	1,413
Thereafter	0

8. LITIGATION AND LEGAL PROCEEDINGS

Samsung and Nokia U.S. International Trade Commission Proceedings and Related Delaware District Court Proceedings

In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, the “Company,” “InterDigital,” “we,” or “our”) filed a Complaint against Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) in the United States International Trade Commission (“USITC”) alleging that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007 and December 2007, a fourth patent and fifth patent, respectively, were added to our Complaint against Samsung. The Complaint against Samsung seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Our Complaint also seeks a cease-and-desist order to bar sales of infringing Nokia products that have already been imported into the United States.

In addition, on the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the same three InterDigital patents identified in the original Samsung USITC Complaint. The U.S. trade laws provide for a mandatory stay of parallel district court proceedings at the request of a respondent. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung. The Stipulated Order was agreed to by the parties. The Stipulated Order stays the proceeding until the USITC’s determination in this matter becomes final. The Delaware District Court has permitted InterDigital to add the fourth and fifth asserted patents asserted against Samsung in the USITC action to this stayed Delaware action.

In August 2007, we filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November 2007 and December 2007, a third patent and fourth patent, respectively, were added to our Complaint against Nokia. The Complaint against Nokia seeks an exclusion order barring from entry into the U.S. infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

In addition, on the same date as our filing of the Nokia USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original Nokia USITC Complaint. This Delaware action was also stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in an ITC Investigation. Thus, this Delaware action is stayed until the USITC’s determination in this matter becomes final. The Delaware District Court has permitted InterDigital to add the third and fourth patents asserted against Nokia in the USITC action to this stayed Delaware action.

Nokia, joined by Samsung, moved to consolidate the Samsung and Nokia ITC proceedings. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations have been revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a Target Date for the consolidated investigations of November 12, 2008, by which date the USITC should issue its final determination.

On December 4, 2007, Nokia moved for an order terminating, or alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the Investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital from proceeding with the USITC action with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the Investigation. Nokia raises in this preliminary injunction action the same arguments it raised in its motion to terminate the ITC Investigation, namely that InterDigital allegedly must first arbitrate its dispute with Nokia and that Nokia has not waived this defense. The Court has scheduled a preliminary injunction hearing for March 20, 2008.

On February 8, 2008, Nokia filed a motion for summary determination that InterDigital cannot show that a domestic industry exists in the United States as required to obtain relief. Samsung joined this motion. InterDigital has opposed this motion. On February 14 and 26, 2008, InterDigital filed its own motions for summary determination regarding the domestic industry requirement. No schedule has been set by Judge Luckern as to when these motions will be decided.

On February 27, 2008, Nokia filed a motion to extend the Target Date in the ITC proceeding. InterDigital intends to vigorously oppose this motion.

Nokia UKII Action

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court (“English High Court”) against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard (“UKII”).

On December 21, 2007, the English High Court issued a judgment finding that European Patent (UK) 0,515,610 (the ’610 patent), owned by InterDigital Technology Corporation, is essential to the 3G UMTS WCDMA European standard promulgated by the European Telecommunications Standards Institute (ETSI) and that this patented invention is infringed by carrying out the method described in the standard. The ’610 patent relates to open loop power control, a fundamental aspect of 3G technology. Foreign counterparts having identical or similar claim language to the ’610 patent have been issued in many parts of the world, including the United States, Canada, Germany, France, Spain, Italy, and Sweden. The judicial determination of essentiality is in addition to Nokia’s withdrawal of its challenge to the essentiality of another patent, European Patent (UK) 0,515,675 relating to pilot codes, effectively conceding that that patent is essential as well.

In the judgment, the English High Court ruled that one claim of the ’610 patent was essential. The English High Court ruled that a second claim of the ’610 patent, as well as three additional patents, were not essential. A declaration of non-essentiality is not a finding that a particular third party product does not infringe an InterDigital patent, and no products were in issue in these proceedings. The judgment is subject to appeal by either party if permission to appeal is granted.

There will be a further hearing in April 2008 to determine the form of order to be made as well as any orders relating to attorneys’ fees. Pursuant to UK law, it is customary for a party winning a motion or the overall outcome of a case to receive reimbursement of attorneys fees from the other party. Depending on the outcome of this hearing, this could result in a substantial amount for the Company, Nokia or neither party. At December 31, 2007, we accrued $7.8 million for the potential reimbursement of legal fees associated with this matter.

Nokia UKIII Action

In December 2006, ITC filed a claim in the English High Court against Nokia seeking a Declaration that thirty-four UMTS European Patents and one UMTS GB national patent all registered in the UK and declared by Nokia to be essential IPR for the 3GPP Standard are not essential. Nokia has since admitted in the proceedings that five of those patents are not essential to the Standard. Since the proceedings began, an additional five of the patents have been transferred to Nokia Siemens Networks Oy, which has been joined to the action as a second defendant and which has admitted that one of the five patents is non-essential. The Court has scheduled a preliminary hearing for no earlier than June 2008 with respect to whether the Judge should exercise his discretion to issue the declaration being sought by InterDigital. Trial in this action is scheduled to begin in the fourth quarter of 2008.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. (collectively, “Nokia”) filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) against InterDigital Communications, LLC (“IDC”) and our wholly-owned subsidiary, InterDigital Technology Corporation (“ITC”) (IDC and ITC collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents.

On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an Order staying the proceedings pending the full and final resolution of the Company’s ITC investigation against Nokia and Samsung. Specifically, the full and final resolution of the ITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the ITC, and any appeals therefrom. Pursuant to the Order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.

The Order does not affect any of the other legal proceedings between the parties including the current ITC Investigation involving InterDigital, Nokia and Samsung, or the parallel Delaware District Court proceedings also brought by InterDigital against Nokia and Samsung individually.

Nokia ICC Arbitration

In November 2006, we filed a Request for Arbitration with the ICC against Nokia (“Nokia ICC Proceeding”), claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties’ agreement.

The December 10, 2007, Order entered by the Delaware District Court to stay the Nokia Delaware Proceeding described above, also stayed the Nokia ICC Proceeding pending the full and final resolution of the ITC Investigation against Nokia and Samsung as described above.

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

InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter. In November 2007, InterDigital filed its Answer to the Amended Complaint, disputing Samsung’s allegations and asserting counterclaims of infringement of two InterDigital patents. InterDigital simultaneously filed a partial motion to dismiss Samsung’s claim alleging violation of California’s Unfair Competition Law. No ruling has been made on InterDigital’s motion to dismiss, and no scheduling order has been issued in the case. The Court has not yet set this matter for an initial Case Management Conference, and discovery has not yet begun.

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

In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (the “Enforcement Action”). Subsequent to that filing, in September 2006 Samsung Electronics filed an opposition to the enforcement action, including filing a cross-petition to vacate or modify the Award and to stay the Award. Oral arguments were held in November 2007.

On December 10, 2007, the Honorable Richard J. Sullivan, the Judge who is currently overseeing the Enforcement Action, confirmed the Award in its entirety and directed that Samsung pay InterDigital $150.25 million comprised of $134 million in royalties plus interest less an approximate $6 million prepayment credit for sales of 2G terminal units through 2005, plus pre-judgment interest calculated at a rate of 5% per annum. The Order of Judgment denied all of Samsung’s petitions and motions and does not include a specified amount for royalties owed for 2006 under the arbitration award.

On December 18, 2007, Samsung filed an appeal with the United States Court of Appeals for the Second Circuit and posted an appeal bond, in the amount of approximately $166.7 million, with the New York District Court. By posting the appeal bond, Samsung has stayed execution of the Order of Judgment pending the appeal. Under the current schedule, oral argument before the Second Circuit Court of Appeals will take place no earlier than the week of May 26, 2008.

On February 25, 2008, Samsung filed a motion to stay their appeal, and vacate the current briefing schedule, pending the outcome of the Samsung 3rd Arbitration (described below). The Company intends to oppose Samsung’s motion.

Samsung 3rd Arbitration

In October 2006, Samsung Electronics filed a request for a new ICC arbitration proceeding (the “Samsung 3rd Arbitration”) relating to the ongoing patent royalty dispute between Samsung and InterDigital. In the Samsung 3rd Arbitration, Samsung Electronics seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented a June 2005 Nokia arbitration Award. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In addition to seeking relief based on the Nokia Settlement, Samsung has expressly reserved a purported right to make an MFL election of another specified license agreement between InterDigital and a third party, and to add claims relating to that agreement. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement or the specified third party license agreement. We have also counterclaimed, seeking an Award of the royalties Samsung owes for its 2G/2.5G sales in 2006 at the royalty rate specified in the August 2006 Award in the Samsung 2nd Arbitration.

In February 2008, the Tribunal heard oral argument on the issue of whether Samsung is entitled to elect the Nokia Settlement. The Tribunal has not indicated when it will render a decision on this issue. The parties will need to present evidence and/or argument in a further phase of this arbitration on the amount of royalties Samsung owes for its 2G/2.5G sales in 2006, and, depending on the Tribunal’s decision as to whether Samsung is entitled to elect the Nokia Settlement, possibly for earlier periods of time.

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

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties.

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

Among the types of legal proceedings we encounter in the normal course of business, we are engaged in the following action:

Federal

In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now “InterDigital Communications, LLC”) and InterDigital Technology Corporation (collectively, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorneys’ fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorneys’ fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc., and Sony Ericsson Mobile Communications AB under their respective patent license agreements.

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

At the time of judgment we recorded an expense of approximately $16.6 million which represents the total amount of the Award through third quarter 2007, less the amount of a previously accrued liability of $3.4 million. We have also accrued post judgment interest of $0.7 million and reported such interest expense within the “Interest and other income, net” line item of our Statement of Income.

9. RELATED PARTY TRANSACTIONS

One of our outside directors is Chairman of the Advisory Board to a firm that provides us with consulting services. We paid $0.3 million to this firm for their services in 2007 and we paid them less than $0.1 million, in each of 2006 and 2005. Our board member did not receive any direct compensation or commissions related to these engagements.

10. COMPENSATION PLANS AND PROGRAMS

Common Stock Compensation Plans

We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive share-based awards such as, stock options, stock appreciation rights, restricted stock awards and other stock unit awards. We issue the share-based awards authorized under these plans through a variety of compensation programs.

Common Stock Option Plans

We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, our shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorizes the offer and sale of up to approximately 6.9 million shares of common stock. The Board of Directors or the Compensation Committee of the Board determine the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of the fair market value of the common stock at the date of grant.

In 2002, the Board of Directors approved the 2002 Stock Award and Incentive Plan (2002 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities, to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board of Directors or the Compensation Committee of the Board determine the number of options to be granted. Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

Information with respect to current year stock options activity under the above plans is summarized as follows (in thousands, except per share amounts):

		Outstanding Options		Weighted Average Exercise Price
	Available For Grant	Number		Price Range
Balance at December 31, 2006	934	4,526	$0.01-39.00	$15.41
Canceled	32	(32)	39.00-39.00	39.00
Exercised	—	(737)	5.19-25.73	8.77

Balance at December 31, 2007	966	3,757	$0.01-39.00	$16.51

The following table summarizes information regarding the stock options outstanding at December 31, 2007 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (years)*	Weighted Average Exercise Price
$ 0.01 - 5.81	418	3.10	$4.84
$ 6.00 - 9.00	301	11.42	7.67
$ 9.03 - 9.60	446	3.81	9.59
$ 9.77 - 11.63	455	12.66	10.84
$ 11.64 - 13.19	510	3.43	12.48
$ 13.25 - 17.13	418	3.76	15.79
$ 17.26 - 23.97	390	5.18	19.88
$ 24.00 - 31.81	312	3.77	25.85
$ 34.13 - 34.13	13	2.18	34.13
$ 39.00 - 39.00	494	2.02	39.00

$ 0.01 - 39.00	3,757	5.26	$16.51

*	We currently have approximately 227,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a pre-existing plan. For purposes of this table these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price of between $9.77 and $11.63.

The total intrinsic value of stock options exercised during the year ended December 31, 2007, 2006 and 2005 was $14.2 million, $59.4 million and $4.6 million, respectively. The total intrinsic value of our options outstanding at December 31, 2007 was $34.3 million. In 2007, we recorded cash received from the exercise of options of $6.5 million and tax benefits of $5.0 million. Upon option exercise, we issued new shares of stock.

At December 31, 2007 and 2006, we had approximately 2.9 million and 4.0 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $33.1 million and $48.8 million of cash proceeds to the Company if they were fully exercised.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted common stock and restricted stock units (RSUs) to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2007 and 2006, we had issued approximately 2.9 million and 2.3 million shares, respectively, of restricted stock and RSUs under the 1999 Plan. The related compensation expense is amortized over vesting periods that are generally from 1 to 5 years. At December 31, 2007 and 2006, we had unrecognized compensation cost related to share-based awards of $5.6 million and $4.2 million, respectively. We expect to amortize the unrecognized compensation cost at December 31, 2007 over a weighted average period of less than one year using an accelerated method.

We grant RSUs as an element of compensation to all of our employees. These awards vest over three years according to the following schedules:

	Year 1	Year 2	Year 3
Employees below manager level	33%	33%	34%
Managers and technical equivalents	25%	25%	50%
Senior officers	0%	0%	100%

Information with respect to current and prior year RSU activity under the above plan is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	814	$20.00
Granted*	209	20.41
Forfeited	(32)	20.07
Vested	(365)	19.10

Balance at December 31, 2006	626	20.66
Granted**	684	33.06
Forfeited	(49)	30.11
Vested	(192)	20.52

Balance at December 31, 2007	1,069	$28.19

*	The number of RSUs presented as granted and forfeited in this table does not reflect the impact of a third quarter exchange of 56,000 time-based RSUs for an equal number of performance-based RSUs.
**	The number of RSUs presented as issued includes 0.4 million performance RSUs which may be satisfied with between 0 and 0.4 million shares of common stock on January 1, 2010, depending upon the company’s performance against operating measures between the grant and end date for RSU Cycle 3.

The total vest date fair value of our RSUs that vested during each of 2007, 2006 and 2005 was $6.4 million, $7.0 million and $6.0 million, respectively.

Compensation Programs

We use a variety of compensation programs to attract and retain employees, as well as more closely align employee compensation with Company performance. These programs include both cash components and share-based components. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the Common Stock and Restricted Stock Plans discussed above. However, our board of directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future.

We recognized $3.9 million, $3.5 million and $6.5 million of compensation expense in 2007, 2006 and 2005, respectively, related to a performance-based cash incentive under our LTCP, discussed below. We also recognized share-based compensation expense of $9.8 million, $7.0 million and $9.8 million in 2007, 2006 and 2005, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted to managers under our LTCP. In 2006, share-based compensation expense also included a non-recurring charge of $1.0 million to correct our accounting related to share-based grants awarded to two non-employee, non-director consultants in 1998. We previously accounted for these non-employee grants similarly to share-based employee grants, using the intrinsic value method. The charge reflects the incremental cost that would have been recognized by correctly treating these grants as non-employee grants using the fair value method. The balance of the share-based compensation expense relates to the programs described below.

LTCP

The LTCP applies to all management personnel and includes a time-based RSU component, a performance-based RSU component and a performance-based cash incentive component. The LTCP was originally designed as three year cycles that overlap by one year. However, the first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (Cycle 1). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (Cycle 2). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3  1/2 year period from July 1, 2005 through January 1, 2009 (Cycle 2a), and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005. The third RSU cycle (RSU Cycle 3) began on January 1, 2007 and runs through January 1, 2010. The third performance-based cash award cycle (Cash Cycle 3) began on January 1, 2008 and runs through January 1, 2011.

During 2006, fourteen members of our senior management voluntarily exchanged approximately 56,000 Cycle 2 time-based RSUs for an equal number of Cycle 2 performance-based RSUs. The Company ultimately satisfied these performance-based RSUs in early 2008 through the issuance of approximately 11,000 shares, based upon senior management’s performance against specified goals. During 2006, the LTCP was amended such that, beginning with the January 1, 2007 grant, executives now receive 50% of their RSU grant as performance-based RSUs and 50% as time-based. Under the amendment the Company’s managers now receive 25% of their RSU grant as performance-based RSUs and 75% as time-based.

Other RSU Grants

We also grant RSUs to all non-management employees, all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type awarded to management personnel are in addition to any grants awarded through the LTCP.

401(k) and Profit Sharing

We have a 401(k) plan wherein employees can elect to defer compensation based on federal limits. The Company matches a portion of employee contributions. At its discretion, the Company may also make a profit sharing contribution to its employees’ 401(k) plans. In 2007, 2006 and 2005, we issued 13,963, 24,084 and 32,632 shares of common stock to satisfy our accrued obligations from the prior years of $0.5 million, $0.5 million and $0.6 million related to our profit sharing contribution to eligible employees under our Savings and Protection Plan (Savings Plan).

Annual Bonus

We have a performance-based annual bonus plan that is applicable to all employees. Executive officers and other key management personnel may be paid up to 30% of their bonus in shares of restricted stock. These shares are restricted as to their transferability for a two year period but are not forfeitable. The shares have full voting power and have a right to receive dividends. We issued 11,765, 17,000 and 29,000 shares of restricted stock in 2007, 2006 and 2005, respectively, to satisfy our accrued obligations from the prior years of $0.4 million, $0.4 million and $0.5 million under the restricted stock portion of the annual bonus.

11. SHAREHOLDER RIGHTS PLAN

In December 1996, our Board of Directors (Board) declared a distribution under our Shareholder Rights Plan (Rights Plan) of one Right (as defined in the Rights Plan) for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, all new common shares issued after January 3, 1997 are accompanied by one Right for each common share issued. On December 15, 2006, the Company entered into the Amended and Restated Rights Agreement (the “Amended Agreement”) dated as of December 15, 2006, between the Company and American Stock Transfer and Trust Company as Rights Agent (“Rights Agent”), amending and restating the Rights Plan.

In addition to continuing the provisions of the Rights Plan as previously in effect, the Amended Agreement (i) implemented a regular evaluation thereof by a committee composed of non-management members of the Board who have been determined by the Board to be “independent directors”, (ii) extended the term of the Rights Plan to December 15, 2016, (iii) simplified the determination of the Stock Acquisition Date under the Amended Plan, (iv) changed the “Purchase Price” (as defined in the Amended Agreement) from $250 to $200, (v) changed the redemption price of a Right from $.01 to $.001, and (vi) made certain other minor or conforming changes and other changes to reflect current requirements under the federal securities laws.

Pursuant to the Rights Plan, as amended and restated by the Amended Agreement, each Right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock (Preferred Stock) at the Purchase Price of $200 per 1/1000th of a share, subject to adjustment. Ordinarily, the Rights will not be exercisable until (i) 10 business days after the earliest of any of the following events (A) a person, entity or group other than certain categories of shareholders exempted under the Rights Plan (collectively, a Person), acquires beneficial ownership of 10% or more of the Company’s outstanding common shares, or (B) a Person publicly commences a tender or exchange offer for 10% or more of the Company’s outstanding common shares, or (C) a Person publicly announces an intention to acquire control over the Company and proposes to elect through a proxy or consent solicitation such a number of directors, who if elected, would outnumber the Independent Directors (as defined in the Rights Plan) on the Board, or (ii) such later date as may be determined by action of a majority of the Independent Directors prior to the occurrence of any event specified in (i) above (Distribution Date). In general, following the Distribution Date and in the event that the Company enters into a merger or other business combination with an Acquiring Person (as such term is defined in the Rights Plan) and the Company is the surviving entity, each holder of a Right will have the right to receive, upon exercise, units of Preferred Stock (or, in certain circumstances, Company common shares, cash, property, or other securities of the Company) having a value equal to twice the exercise price of the Right, or if the Company is acquired in such a merger or other business combination, each holder of a Right will have the right to receive stock of the acquiring entity having a value equal to twice the exercise price of the Right. The Company reserves the right to redeem the Rights by majority action of its Independent Directors at any time prior to the date such Rights become exercisable.

12. TAXES

Our income tax (benefit) provision consists of the following components for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$4,797	$39,354	$2,343
Alternative Minimum Tax (AMT)	—	—	350
Foreign income tax	—	—	170
Foreign source withholding tax	15,832	28,488	—

	20,629	67,842	2,863

Deferred
Federal	(2,448)	61,131	6,938
Foreign source withholding tax	(6,182)	(4,584)	2,136
Reversal of valuation allowance	—	—	(46,371)

	(8,630)	56,547	(37,297)

Total	$11,999	$124,389	$(34,434)

The deferred tax assets and liabilities are comprised of the following components at December 31, 2007 and 2006 (in thousands):

	2007
	Federal	State	Foreign	Total
Net operating losses	$—	$38,274	$—	$38,274
Deferred revenue, net	13,825	—	14,112	27,937
Foreign tax credits	—	—	—	—
Stock compensation	8,973	1,343	—	10,316
Patent amortization	4,912	735	—	5,647
Depreciation	2,111	316	—	2,427
Other accrued liabilities	13,808	1,665	—	15,473
Other employee benefits	827	123	—	950

	44,456	42,456	14,112	101,024
Less: valuation allowance	—	(42,456)	—	(42,456)

Net deferred tax asset	$44,456	$—	$14,112	$58,568

	2006
	Federal	State	Foreign	Total
Net operating losses	$1,139	$28,408	$—	$29,547
Deferred revenue, net	10,803	—	7,930	18,733
Foreign tax credits	15,700	—	—	15,700
Stock compensation	5,172	922	—	6,094
Patent amortization	4,016	716	—	4,732
Depreciation	1,680	300	—	1,980
Other accrued liabilities	2,668	475	—	3,143
Other employee benefits	830	148	—	978

	42,008	30,969	7,930	80,907

	2006
	Federal	State	Foreign	Total
Less: valuation allowance	—	(30,969)	—	(30,969)

Net deferred tax asset	$42,008	$—	$7,930	$49,938

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Tax at U.S. statutory rate	$11,201	$122,358	$7,088
Foreign withholding tax, with no U.S. foreign tax credit	—	2,228	1,388
State tax provision	—	—	—
Change in federal and state valuation allowance	—	—	—
Adjustment to tax credits	728	(910)	626
Other	70	713	173

Tax provision before adjustments related to federal deferred tax asset valuation	11,999	124,389	9,275

Reversal of federal valuation allowance	—	—	(46,371)
Change in effective rate applied to federal deferred tax assets	—	—	(1,438)
Other adjustments to deferred tax assets	—	—	4,100

Total adjustments related to federal deferred tax asset valuation	—	—	(43,709)

Total tax provision (benefit)	$11,999	$124,389	$(34,434)

In 2006 we utilized our federal NOL carryforwards and began to pay U.S. Federal Income Tax. We continue to pay foreign source withholding taxes on patent license royalties and state taxes when applicable. However, we now apply foreign source withholding tax payments against our U.S. Federal Income Tax obligations to the extent we have foreign source income to support these credits. In 2007 and 2006, we paid $15.8 million and $28.5 million in foreign source withholding taxes, respectively, and applied these payments as credits against our U.S. Federal Tax Obligation. At both December 31, 2007 and 2006, we accrued $15.7 million of foreign source withholding taxes payable associated with expected royalty payments from a licensee and recorded corresponding deferred tax assets related to the expected foreign tax credits that will result from these payments. In the course of future tax planning, should we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of foreign tax credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified.

Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the asset to offset future taxes. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets other than those associated with revenue that was recognized in the computation of our foreign source withholding tax liability, but deferred for financial statement purposes. In 2004, we determined that our operating performance, coupled with our expectations to generate future taxable income, indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, in third quarter 2004, we recognized an increase in the value of our deferred tax assets of approximately $27 million through a partial reversal of the valuation allowance. Of the $27 million benefit, approximately $17 million was recognized as income in our Statement of Operations and approximately $10 million was credited directly to additional paid-in capital. In 2005, we determined that our expectations to generate future taxable income indicated that it was more likely than not that we would utilize our remaining Federal deferred tax assets. Accordingly, in fourth quarter 2005, we reversed our remaining Federal deferred tax asset valuation allowance of approximately $66.7 million. Of the $66.7 million benefit, approximately $46.4 million was recognized as income in our Statement of Operations and approximately $20.3 million was credited directly to additional paid-in capital. In addition, at the same time, we increased the value of our deferred tax assets by $2.4 million as a result of a 1% change in the estimated tax rate we expect will apply when these deferred tax assets reverse in future years. Of the $2.4 million benefit, approximately $1.4 million was recognized as income in our Statement of Operations and approximately $1.0 million was credited directly to additional paid-in capital. These tax benefits are partly offset by a $4.1 million adjustment to reduce the recorded value of credits associated with federal NOL carryforwards and research and development activities based on our assessment of the likelihood of realizing such credits.

In 2005, we completed a study of our state net operating losses. As a result of that study, we adjusted our gross deferred tax asset associated with state net operating losses by approximately $13.5 million. However, we believe it is more likely than not that our state deferred tax assets will not be utilized and we have therefore maintained a full valuation allowance against our state deferred tax assets.

Under Internal Revenue Code Section 382, the utilization of a corporation’s NOL carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit our NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $14 million of our NOL carryforwards were limited as of December 31, 2007 and 2006.

Uncertain Income Tax Positions

We adopted FIN 48, on January 1, 2007. As a result of the implementation, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including this cumulative effect adjustment, the gross amount of the Company’s unrecognized tax benefits as of January 1, 2007 and December 31, 2007 were $6.2 million and $4.4 million, respectively, that if recognized, would impact the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48.

During 2007, we completed a tax study related to our research and development tax credits. As a result of this study, we reduced the gross amount of the related research and development tax credits by $3.0 million in third quarter 2007 when we filed our 2006 tax return. This reduction resulted in additional income tax expense of approximately $1.5 million and reduced our related FIN 48 reserve by $1.5 million. During 2007, we also filed our 2006 tax return which resulted in a reduction in certain other gross tax benefits of $0.3 million with an equal reduction to our FIN 48 reserve. As of December 31, 2007, our FIN 48 reserve is $4.4 million. We do not expect a material change in this estimate in the next twelve months, although a change is possible.

The following is a roll forward of our total gross unrecognized tax benefits liabilities for the fiscal year 2007 (in thousands):

Balance as of January 1, 2007	$6,220
Tax positions related to current year:
Additions	—
Reductions	—
Tax positions related to prior years
Additions	—
Reductions	(1,816)
Settlements	—
Lapses in statues of limitations

Balance as of December 31, 2007	$4,404

The Company and its subsidiaries are subject to US federal income tax, foreign income and withholding taxes, and income taxes from multiple state jurisdictions. The majority of our federal and state tax returns from 1990 through 2006 is currently open and will not close until the respective statues of limitations have expired. The statues of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire between the current year and 2010.

Our policy is to recognize interest and or penalties related to income tax matters in income tax expense. We did not have any interest or penalties accrued at January 1, 2007 or December 31, 2007

Between 1999 and 2005 we paid approximately $30.7 million of foreign taxes. During this period we were in a net operating loss position for U.S. federal income tax purposes and elected to deduct these foreign tax payments as expenses on our U.S. federal income tax returns rather than take them as foreign tax credits. We elected this strategy because a) we had no U.S. cash tax obligations at the time and b) net operating losses can be carried forward significantly longer than foreign tax credits. We utilized most of our net operating losses in 2006 and began to generate U.S. cash tax obligations. At that time, we began to treat our foreign tax payments as foreign tax credits on our U.S. federal income tax return.

We are currently evaluating the possibility of amending our U.S. federal income tax returns for the periods 1999 - 2005 to determine if we are able to take the foreign tax payments we made during that period as foreign tax credits instead of deductions. The process to amend these returns is complicated including aggregating information that was not previously required and may not be available and involves tax treaty competent authority procedures including both U.S. and foreign tax authorities. It is possible that we may be unable to establish a basis to support amending the returns, but it is estimated that a maximum benefit could be a refund claim of approximately $20 million. We can not yet predict the amount if any, of potential refund and we do not anticipate being in a position to file any amended returns until 2009, although it is possible that we could file amended returns sooner. No benefit has been recorded for this contingent gain.

13. EQUITY TRANSACTIONS

Repurchase of Common Stock

In 2006 our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock. In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program. The Company may repurchase shares under the program through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2006 we repurchased approximately 6.5 million shares of common stock for $192.5 million. At December 31, 2006, we accrued accounts payable of approximately $7.6 million associated with our obligation to settle late December repurchases. We completed the 2006 repurchase program in April 2007 through the repurchase of 4.8 million shares of common stock for $157.7 million. Under the October 2007 authorization, we repurchased approximately 1.0 million shares of common stock for $18.5 million. At December 31, 2007, we accrued accounts payable of approximately $0.8 million associated with our obligation to settle late December repurchases. From January 1, 2008 through February 22, 2008, we repurchased an additional 0.3 million shares for $7.9 million bringing the cumulative repurchase totals to 1.3 million shares at a cost of $26.4 million under the current program. Under a previous repurchase program in 2005, we repurchased 2.0 million shares of common stock for $34.1 million.

Common Stock Warrants

As of December 31, 2007 and December 31, 2006 we had no warrants outstanding.

14. SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2007 and 2006:

Selected Quarterly Results (in thousands, except per share amounts, unaudited)	First	Second	Third	Fourth
2007:
Revenues(a)	$67,818	$55,006	$56,548	$54,860
Net income (loss) applicable to common shareholders(b)	$17,669	$(4,406)	$8,717	$(1,976)
Net income (loss) per common share – basic	$0.35	$(0.09)	$0.18	$(0.04)
Net income (loss) per common share – diluted	$0.34	$(0.09)	$0.18	$(0.04)

2006:
Revenues(c)	$51,606	$296,617	$67,175	$65,068

Net income applicable to common shareholders(c)	$12,939	$170,363	$21,657	$20,263
Net income per common share – basic	$0.24	$3.13	$0.41	$0.39
Net income per common share – diluted	$0.23	$2.98	$0.40	$0.37

(a)	During first quarter 2007, the Company recognized $9.3 million associated with prior period sales of Sony Ericsson’s covered 2G products identified in a routine audit.
(b)	During second quarter 2007, the Company recorded a $16.6 million charge to record a contingent liability associated with our dispute with Federal. During fourth quarter 2007, the Company recorded a $7.8 million charge to record a contingent liability for the reimbursement of legal fees that may become due to Nokia in connection with our UK II litigation.
(c)	During second quarter 2006, the Company entered into agreements with Nokia Corporation to resolve certain legal proceedings with them. Specifically, in an Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce Arbitration Tribunal Award. Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. We recognized $228 million of revenue related to the Arbitration Settlement Agreement in second quarter 2006, and $12.5 million in each of the third and fourth quarters of 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors is incorporated by reference herein from the information following the caption “ELECTION OF DIRECTORS – Nominees for Election to the Board of Directors Three Year Term Expiring at 2011 Annual Meeting of Shareholders” to, but not including, “Committees and Meetings of the Board of Directors” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2007, and which shall be forwarded to shareholders prior to the 2008 Annual Meeting of Shareholders (Proxy Statement).

Our Code of Business Conduct and Ethics is applicable to all employees and consultants of the Company including the Chief Executive Officer, Chief Financial Officer, and the Board of Directors (Code). In addition, each of our consultants agrees to abide by its terms. A copy of the Code is available free of charge on our Internet website at www.interdigital.com. We intend to disclose any amendment to the Code or waiver from a provision of the Code made to our Chief Executive Officer, Chief Financial Officer—Chief Accounting Officer or Controller on our website. Information concerning the Company’s Audit Committee and the Company’s Audit Committee financial expert is incorporated herein by reference to the Proxy Statement following the caption “Audit Committee Report” to, but not including, “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.” In addition, information set forth in the two paragraphs immediately following the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated by reference herein. Information concerning executive officers appears under the caption “Item 1. Business, Executive Officers” in Part 1 of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement following the caption “2007 Director Compensation Narrative” to, but not including, “Security Ownership of Management.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Security Ownership of Certain Beneficial Owners” to and including all information in the section “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Our Policies Regarding the Review and Approval of Related Person Transactions” to and including all information in the section “Director Independence.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Fees Paid to Independent Registered Public Accounting Firm”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The information required by this Item begins on Page 51.

(2)	Financial Statement Schedules.

INTERDIGITAL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance, Beginning of Period	Increase (Decrease)		Reversal of Valuation Allowance		Balance, End of Period
2007	$34,110	$8,346	(a)	$—		$42,456
Valuation Allowance for Deferred Tax Assets 2006	$22,692	$11,418	(a)	$—		$34,110
Valuation Allowance for Deferred Tax Assets 2005	$86,168	$3,181		$(66,657	)(b)	$22,692
Valuation Allowance for Deferred Tax Assets

(a)	The increase was necessary to maintain a full valuation allowance against our state deferred tax assets and did not result in additional tax expense.
(b)	Of the $66.7 million benefit, approximately $46.4 million was recognized as income in our Statement of Operations and approximately $20.3 million was credited directly to additional paid-in capital.

(3)	Exhibits.

See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*2.1	Asset Purchase Agreement dated as of July 30, 2003 by and between InterDigital Acquisition Corp. and Tantivy Communications, Inc. (Exhibit 2.1 to InterDigital’s Current Report on Form 8-K dated August 4, 2003).

	*2.2	Plan of Reorganization by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007 (Exhibit 2.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*2.3	Agreement and Plan of Merger by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007 (Exhibit 2.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*3.2	Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*4.1	Rights Agreement between InterDigital, Inc. and American Stock Transfer & Trust Co., dated July 2, 2007. (Exhibit 4.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

Contracts

	*10.1	Credit Agreement dated as of December 28, 2005 among InterDigital, Bank of America, N.A. as Administrative Agent and L/C Issuer and the other Lenders party thereto (Exhibit 10.86 to InterDigital’s Annual Report on Form 10-K dated March 14, 2006).

	*10.2	First Amendment, Consent and Joinder to Credit Agreement by and between InterDigital, the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer dated July 2, 2007 (Exhibit 10.88 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

(b)	Exhibit Number	Exhibit Description
	10.3	Second Amendment to Credit Agreement by and between InterDigital, the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer dated December 28, 2007 (Filed herewith).

	*10.4	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

	*10.5	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992).

	*10.6	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to InterDigital’s Current Report on Form 8-K dated February 29, 1992).

	*10.7	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to InterDigital’s Current Report on Form 8-K/A dated July 2, 2003).

	*10.8	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to InterDigital’s Current Report on Form 8-K/A dated July 2, 2003).

	*10.9	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.10	Patent License Agreement by and between InterDigital Communications Corporation and Samsung Electronics Co., Ltd., effective January 22, 1996 (Exhibit 10.85 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

	*10.11	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation of Japan (Sharp) (Exhibit 10.57 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.12	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8-K/A dated July 2, 2003).

	*10.13	Litigation Expense and Reimbursement Agreement by and between InterDigital, ITC and Federal Insurance Company dated February 15, 2000 (Exhibit 99.1 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2005).

	*10.14	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.15	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.16	License Agreement by and between InterDigital Group and LG Electronics, Inc. dated January 1, 2006 (Exhibit 10.82 to InterDigital’s Quarterly Report on Form 10-Q dated May 10, 2006).

	*10.17	Amendment to Patent License Agreement effective January 1, 2007, by and between InterDigital Technology Company and NEC Corporation (Exhibit 10.92 to InterDigital’s Quarterly Report on Form 10-Q dated August 9 , 2007).

	*10.18	Arbitration Settlement Agreement by and between InterDigital Communications Corporation, InterDigital Technology Corporation and Nokia Corporation dated April 26, 2006 (Exhibit 10.83 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006).

	*10.19	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.20	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.21	Third Modification to Lease Agreement effective June 1, 2006 by and between InterDigital and Huntington Quadrangle 2 (successor to We’re Associates Company). (Exhibit 10.18 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2006).

Benefit Plans

†*10.22	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

†*10.23	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.24	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.25	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

†*10.26	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.27	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

†*10.28	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.29	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.30	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997).

†*10.31	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999).

†*10.32	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.33	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.34	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

†*10.35	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.36	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.37	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.38	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.39	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.40	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.41	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Periodically Awarded to Members of the Board of Directors] (Exhibit 10.64 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.42	1999 Restricted Stock Plan, Form of Restricted Stock Agreement [Awarded to Executives and Management as Part of Annual Bonus] (Exhibit 10.65 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.43	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.44	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.45	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.46	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.47	2000 Stock Award and Incentive Plan, Form of Option Agreement [Director Awards] (Exhibit 10.66 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.48	2000 Stock Award and Incentive Plan, Form of Option Agreement [Executive Awards] (Exhibit 10.67 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.49	2000 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.68 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.50	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2002).

†*10.51	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003).

†*10.52	InterDigital’s 2002 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.87 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

†*10.53	2002 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.69 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.54	InterDigital Communications Corporation Long-Term Compensation Program, as amended December 2004 (“LTCP”) (Exhibit 10.55 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2004).

†*10.55	InterDigital Communications Corporation Long-Term Compensation Program, as amended April 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

†*10.56	InterDigital Communications Corporation Long-Term Compensation Program, as amended June 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.57	InterDigital Communications Corporation Restricted Stock Unit Award Agreement with Harry G. Campagna dated February 4, 2005 (Exhibit 10.73 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

†*10.58	Form of InterDigital Communications Corporation Restricted Stock Unit Award Agreement (Exhibit 10.86 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

†*10.59	Compensation Program for Outside Directors, as amended January 2006 (Incorporated from Item 1.01 of InterDigital’s Current Report on Form 8-K dated January 18, 2006).

†*10.60	InterDigital Communications Corporation Annual Employee Bonus Plan, as amended December 15, 2006 (Exhibit 10.57 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006.)

†*10.61	Form of InterDigital Communications Corporation Restricted Stock Unit Award Agreement, as amended December 14, 2006 (Exhibit 10.58 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006).

Employment-Related Agreements

†*10.62	Indemnity Agreement dated as of March 19, 2003 by and between the Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Bruce G. Bernstein, D. Ridgely Bolgiano, Richard J. Brezski, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Edward B. Kamins, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, Scott A. McQuilkin, William J. Merritt, William C. Miller, James Nolan, Rebecca B. Opher, Janet M. Point, Robert S. Roath, Jane S. Schultz, and Lawrence F. Shay) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.63	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

†*10.64	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.65	Amended and Restated Employment Agreement dated as of April 2, 2007 by and between InterDigital and Richard J. Fagan (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated May 10, 2007).

†*10.68	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

†*10.69	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

†*10.70	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

†*10.71	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.72	Amended and Restated Employment Agreement dated May 16, 2005, by and between William J. Merritt and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 16, 2005).

†*10.73	Employment Agreement dated as of June 20, 2005 by and between Bruce G. Bernstein and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated June 20, 2005).

†*10.74	Employment Agreement by and between InterDigital Communications Corporation and James Nolan dated May 16, 2006 (Exhibit 10.84 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006).

†*10.76	Amendment and Assignment of Employment Agreement dated as of July 2, 2007 by and between InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendment and Assignment of Employment Agreements dated as of July 2, 2007 which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: James Nolan, Brian G. Kiernan, William J. Merritt, William C. Miller, and Mark A. Lemmo, respectively) (Exhibit 10.89 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

†*10.77	Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and between InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: D. Ridgely Bolgiano, Richard J. Brezski, Harry G. Campagna, Steven T. Clontz, Richard J. Fagan, Gary D. Isaacs, John D. Kaewell, Edward B. Kamins, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, James Nolan, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, and Lawrence F. Shay) (Exhibit 10.90 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

†*10.78	Employment Agreement dated July 9, 2007 by and between InterDigital, Inc. and Scott A. McQuilkin (Exhibit 10.91 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott A. McQuilkin.

*	Incorporated by reference to the previous filing indicated.
†	Management contract or compensatory plan or arrangement.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL, INC.

Date: February 29, 2008	/s/ William J. Merritt
William J. Merritt President and Chief Executive Officer

Date: February 29, 2008	/s/ Scott A. McQuilkin
Scott A. McQuilkin Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.

Date: February 29, 2008	/s/ D. Ridgely Bolgiano
D. Ridgely Bolgiano, Director

Date: February 29, 2008	/s/ Harry G. Campagna
Harry G. Campagna, Chairman of the Board of Directors

Date: February 29, 2008	/s/ Steven T. Clontz
Steven T. Clontz, Director

Date: February 29, 2008	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: February 29, 2008	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 29, 2008	/s/ Robert W. Shaner
Robert W. Shaner, Director

Date: February 29, 2008	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2008	/s/ Scott A. McQuilkin
Scott A. McQuilkin, Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2008	/s/ Richard J. Brezski
Richard J. Brezski, Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.3	Second Amendment to Credit Agreement by and between InterDigital, the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer dated December 28, 2007 (Filed herewith).

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott A. McQuilkin.