Form 10-Q
period 2008-03-31
InterDigital, Inc.
filed 2008-05-12
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	45,351,768

Title of Class	Outstanding at May 2, 2008

INTERDIGITAL, INC. AND SUBSIDIARIES
INDEX

InterDigital® is a registered trademark and SlimChipTM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-Q are the property of their respective holders.
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
cdma2000®
A Standard which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne). The CDMA family includes, without limitation, CDMA2000 1x, CDMA 1xEV-DO, CDMA2000 1xEV-DV and CDMA2000 3x. Although CDMA2000 1x is included under the IMT-2000 family of 3G Standards, its functionality is similar to 2.5G technologies. CDMA2000® and cdma2000® are registered trademarks of the Telecommunications Industry Association (TIA — USA).
Chip
An electronic circuit that consists of many individual circuit elements integrated onto a single substrate.
Circuit
The connection of channels, conductors and equipment between two given points through which an electric current may be established.
Digital
Information transmission where the data is represented in discrete numerical form.
 i

Digital Cellular
A cellular communications system that uses over-the-air digital transmission.
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
Mbps
“Megabits per Second.” A measure of information — Carrying capacity of a circuit; millions of bits per second.
 ii

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
TIA/EIA-95
A 2G CDMA Standard.
TIA (USA)
The Telecommunications Industry Association.
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

iii

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,376	$92,018
Short-term investments	109,769	85,449
Accounts receivable	37,966	130,880
Deferred tax assets	43,942	43,734
Prepaid and other current assets	23,331	19,332

Total current assets	345,384	371,413

PROPERTY AND EQUIPMENT, NET	22,554	24,594
PATENTS, NET	91,816	87,092
DEFERRED TAX ASSETS	14,834	14,834
OTHER NON-CURRENT ASSETS, NET	35,398	36,952

	164,602	163,472

TOTAL ASSETS	$509,986	$534,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,018	$1,311
Accounts payable	41,231	40,850
Accrued compensation and related expenses	15,591	10,476
Deferred revenue	74,735	78,899
Taxes payable	—	15,675
Other accrued expenses	13,424	9,973

Total current liabilities	145,999	157,184

LONG-TERM DEBT	2,334	2,406
LONG-TERM DEFERRED REVENUE	228,890	224,545
OTHER LONG-TERM LIABILITIES	5,621	13,683

TOTAL LIABILITIES	382,844	397,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 65,646 and 65,292 shares issued and 45,954 and 46,497 shares outstanding	656	653
Additional paid-in capital	465,656	465,599
Retained Earnings	140,625	133,308
Accumulated other comprehensive income	419	206

	607,356	599,766
Treasury stock, 19,692 and 18,795 shares of common held at cost	480,214	462,699

Total shareholders’ equity	127,142	137,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$509,986	$534,885

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007
REVENUES	$56,027	$67,818

OPERATING EXPENSES:
Sales and marketing	2,388	2,096
General and administrative	5,675	6,544
Patents administration and licensing	15,051	13,205
Development	23,202	21,784
Litigation contingency	(1,200)	—

	45,116	43,629

Income from operations	10,911	24,189

OTHER INCOME:
Interest and investment income, net	438	2,633

Income before income taxes	11,349	26,822

INCOME TAX PROVISION	(4,032)	(9,153)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$7,317	$17,669

NET INCOME PER COMMON SHARE — BASIC	$0.16	$0.35

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	46,426	49,782

NET INCOME PER COMMON SHARE — DILUTED	$0.15	$0.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	47,323	51,880

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,317	$17,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,876	4,941
Deferred revenue recognized	(30,284)	(31,107)
Increase in deferred revenue	30,465	104,088
Deferred income taxes	(208)	(6,522)
Share-based compensation	1,491	2,236
Investment write-down	745	—
Other	(211)	38
Decrease (increase) in assets:
Receivables	92,914	20,858
Deferred charges	1,025	1,192
Other current assets	(3,172)	1,367
(Decrease) increase in liabilities:
Accounts payable	(2,894)	(635)
Accrued compensation	(5,496)	(4,626)
Accrued taxes payable	(11,858)	(5,808)
Other accrued expenses	(366)	1,903

Net cash provided by operating activities	86,344	105,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(50,203)	(53,831)
Sales of short-term investments	26,213	57,344
Purchases of property and equipment	(729)	(7,112)
Capitalized patent costs	(7,415)	(5,166)
Capitalized technology license costs	(500)	—
Long-term investments	—	(5,000)

Net cash used by investing activities	(32,634)	(13,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	748	2,099
Payments on long-term debt, including capital lease obligations	(365)	(92)
Repurchase of Common Stock	(16,105)	(143,926)
Tax benefit from share-based compensation	370	2,425

Net cash used by financing activities	(15,352)	(139,494)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,358	(47,665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,018	166,385

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,376	$118,720

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of March 31, 2008, and the results of our operations and cash flows for the three months ended March 31, 2008 and 2007. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
     There have been no material changes in our existing accounting policies from the disclosures included in our 2007 Form 10-K, except as discussed below.
New Accounting Pronouncements
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations, see note 11. The Company is currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities on its financial condition and results of operations.
     SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 was effective for us beginning January 1, 2008. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not materially affect its financial position or results of operations as the Company did not elect the option to report selected financial assets and liabilities at fair value.
     SFAS No. 141-R
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. The Company expects to adopt this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
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
     Immediately following the Merger, the provisions of the articles of incorporation and bylaws of InterDigital, Inc. are the same as those of InterDigital Communications Corporation prior to the Merger. Immediately following the Merger, the authorized capital stock of InterDigital, Inc., the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also the same as the capital stock of InterDigital Communications Corporation immediately prior to the Merger. Immediately following the Merger, the directors and executive officers of InterDigital, Inc., are the same individuals who were directors and executive officers, respectively, of InterDigital Communications Corporation immediately prior to the Merger.
3. TECHNOLOGY SOLUTIONS AGREEMENTS:
     We account for portions of our technology solution agreements using the percentage-of-completion method. During first quarter 2008 and 2007, we recognized related revenue of approximately $1.5 million and $0.6 million, respectively, using the percentage-of-completion method. Our accounts receivable at March 31, 2008 and December 31, 2007 included unbilled amounts of $1.8 million and $0.3 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.
4. INCOME TAXES:
     In first quarter 2008, our effective tax rate was approximately 35% based on the statutory federal tax rate net of permanent differences. During first quarter 2007, our effective tax rate was 34% based on the statutory federal tax rate net of permanent differences including a research and development credit associated with our 2007 development activity.
     During first quarter 2008, we paid $15.7 million of foreign withholding tax. We established a corresponding deferred tax asset related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.
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

5. NET INCOME PER SHARE:
     The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income per share — basic:
Income available to Common Shareholders	$7,317	46,426	$0.16	$17,669	49,782	$0.35
Effect of dilutive options, warrants and RSUs	—	897	(0.01)	—	2,098	(0.01)

Income per share — diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$7,317	47,323	$0.15	$17,669	51,880	$0.34

     For the three months ended March 31, 2008, options to purchase approximately 1.0 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period, and therefore, their effect would have been anti-dilutive.

     For the three months ended March 31, 2007, options to purchase approximately 0.5 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period, and therefore, their effect would have been anti-dilutive.
6. LITIGATION AND LEGAL PROCEEDINGS:
Samsung and Nokia U.S. International Trade Commission Proceedings and Related Delaware District Court Proceedings
     In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC and InterDigital Technology Corporation (collectively, the “Company,” “InterDigital,” “we,” or “our”) filed a Complaint against Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) in the United States International Trade Commission (“USITC”) alleging that Samsung engages in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007 and December 2007, a fourth patent and fifth patent, respectively, were added to our Complaint against Samsung. The Complaint against Samsung seeks an exclusion order barring from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Our Complaint also seeks a cease-and-desist order to bar sales of infringing Samsung products that have already been imported into the United States.
     In addition, on the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the same three InterDigital patents identified in the original Samsung USITC Complaint. The U.S. trade laws provide for a mandatory stay of parallel district court proceedings at the request of a respondent. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung. The Stipulated Order was agreed to by the parties. The Stipulated Order stays the proceeding until the USITC’s determination in this matter becomes final. The Delaware District Court permitted InterDigital to add the fourth and fifth patents asserted against Samsung in the USITC action to this stayed Delaware action.
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
     In addition, on the same date as our filing of the Nokia USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original Nokia USITC Complaint. This Delaware action was also stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed until the USITC’s determination in this matter becomes final. The Delaware District Court permitted InterDigital to add the third and fourth patents asserted against Nokia in the USITC action to this stayed Delaware action.
     Nokia, joined by Samsung, moved to consolidate the Samsung and Nokia USITC proceedings. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations were revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a Target Date for the consolidated investigations of November 12, 2008, by which date the USITC should issue its final determination.
     On December 4, 2007, Nokia moved for an order terminating, or alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital from proceeding with the USITC action with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the investigation. Nokia raised in this preliminary injunction action the same arguments it raised in its motion to terminate the USITC investigation, namely that InterDigital allegedly must first arbitrate its alleged license dispute with Nokia and that Nokia has not waived arbitration of this defense.

     On February 8, 2008, Nokia filed a motion for summary determination that InterDigital cannot show that a domestic industry exists in the United States as required to obtain relief. Samsung joined this motion. InterDigital opposed this motion. On February 14, 2008, InterDigital filed a motion for summary determination that InterDigital has satisfied the domestic industry requirement based on its licensing activities. On February 26, 2008, InterDigital filed a motion for summary determination that it has separately satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital’s chipset product that practices the asserted patents. Samsung and Nokia opposed these motions. On March 17, 2008, Samsung and Nokia filed a motion to strike any evidence concerning InterDigital’s product and to preclude InterDigital from introducing any such evidence in relation to domestic industry at the evidentiary hearing. On March 26, 2008, the Administrative Law Judge granted InterDigital’s motion for summary determination that it has satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital’s chipset product that practices the asserted patents, and denied Samsung’s motion to strike and preclude introduction of evidence concerning InterDigital’s domestic industry product. The Administrative Law Judge has not yet ruled on Nokia’s and Samsung’s motion for summary determination that there is no domestic industry; or on InterDigital’s motion for summary determination that InterDigital has satisfied the domestic industry requirement based on its licensing activities. However, due to the granting of InterDigital’s economic prong motion and the denial of Samsung and Nokia’s motion to preclude InterDigital from relying upon its chipset for domestic industry, subject to any proceedings relating to Nokia’s license claim, we will be entitled to proceed with evidentiary hearings against both Nokia and Samsung based on our chipset-based domestic industry claim regardless of any subsequent ruling on these remaining domestic industry motions.
     On February 27, 2008, Nokia filed a motion to extend the Target Date in the USITC proceeding. Samsung joined Nokia’s motion. InterDigital opposed this motion. On March 11, 2008, the Administrative Law Judge denied Nokia’s motion to extend the Target Date.
     On March 15, 2008, Samsung moved for summary determination of invalidity with respect to Claim 7 of the ’791 patent on the grounds that the claimed invention was anticipated. On April 22, 2008, the Administrative Law Judge granted Samsung’s summary determination motion that claim 7 (the only asserted claim) of U.S. Patent No. 6,674,791 was invalid and issued an Initial Determination to that effect finding no violation by Samsung as to this ’791 patent. On April 29, 2008, InterDigital filed a Petition to have the full Commission review the Administrative Law Judge’s Initial Determination. InterDigital has asked the Commission to reverse the Initial Determination as being based on a legal error in construing the asserted claim. Samsung has opposed InterDigital’s Petition. The ’791 patent was asserted against only Samsung, and the resolution of this issue has no bearing on the case against Nokia.
     On March 17, 2008, Samsung moved for summary determination on its defense of equitable estoppel, and Samsung and Nokia jointly moved for summary determination that the ’579 patent, which is asserted against both Samsung and Nokia, is invalid. InterDigital opposed these motions. On April 14, 2008, the Administrative Law Judge denied Samsung’s motion for summary determination of Samsung’s defense of equitable estoppel, and also denied Samsung and Nokia’s joint motion for summary determination that the ’579 patent is invalid.
     On March 20, 2008, the U.S. District Court for the Southern District of New York, ruling from the bench, decided that Nokia is likely to prevail on the issue of whether Nokia’s alleged entitlement to a license is arbitrable. The Court did not consider or rule on whether Nokia is entitled to such a license. As a result, the Court ordered InterDigital to participate in arbitration of the license issue. The Court also entered a preliminary injunction requiring InterDigital to cease participation in the USITC proceeding by April 11, 2008, but only with respect to Nokia. The Court further ordered Nokia to post a $500,000 bond by March 28, 2008. InterDigital promptly filed a request for a stay of the preliminary injunction and for an expedited appeal with the U.S. Court of Appeals for the Federal Circuit, which transferred the appeal to the U.S. Court of Appeals for the Second Circuit. The preliminary injunction became effective on April 11, 2008 and, in accordance with the Court’s order, InterDigital filed a motion with the Administrative Law Judge to stay the USITC proceeding against Nokia pending InterDigital’s appeal of the District Court’s decision or, if that appeal is unsuccessful, pending a Nokia TDD arbitration. On April 14, 2008, the Administrative Law Judge ordered that the date for the commencement of the evidentiary hearing, originally scheduled for April 21, 2008, is suspended until further notice from the Administrative Law Judge. The Administrative Law Judge did not change the scheduled date of July 11, 2008 for his initial determination in the investigation or the scheduled Target Date of November 12, 2008 for a decision by the USITC. InterDigital’s motion for a stay of the preliminary injunction and for an expedited appeal was considered by a panel of the Second Circuit on April 15, 2008. On April 16, 2008, the Second Circuit denied the motion for stay but set an expedited briefing schedule for resolving InterDigital’s appeal on the merits of whether the District Court’s order granting the preliminary injunction should be reversed, and ordered that a hearing may be heard during the week of June 16, 2008 subject to the approval of the presiding judge.
     On April 18, 2008, InterDigital filed a motion with the USITC to separate the currently consolidated investigations against Nokia and Samsung in order for the investigation to continue against Samsung pending the expedited appeal or, if the appeal is unsuccessful, pending the Nokia TDD arbitration. Samsung and Nokia have opposed InterDigital’s motion. The Administrative Law Judge has not yet ruled on InterDigital’s motion to stay the investigation against Nokia or on InterDigital’s motion to separate the currently consolidated investigations against Nokia and Samsung.

Nokia TDD Arbitration
     On April 1, 2008, Nokia Corporation filed a Request for Arbitration with the International Chamber of Commerce against InterDigital, Inc., InterDigital Communications, LLC, and InterDigital Technology Corporation, seeking a declaration that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation pursuant to the parties’ TDD Development Agreement. InterDigital believes that Nokia’s request for declaratory relief in the TDD Arbitration is meritless.
     On May 9, 2008, InterDigital filed an Answer to Nokia’s Request for Arbitration, requesting, inter alia: (i) that the arbitration be dismissed because the dispute is not arbitrable and, even if arbitrable, Nokia waived its right to arbitration; and, in the alternative, (ii) a declaration that Nokia is not licensed to the patents-at-issue in the USITC investigation pursuant to the parties’ TDD Development Agreement.
     An arbitral tribunal has not yet been constituted in the Nokia TDD Arbitration, and no case schedule has yet been issued.
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
     During the UKII proceedings Nokia made statements to the English High Court that it was not licensed under any InterDigital patents. Since judgment, Nokia has claimed to be licensed to an undetermined number of InterDigital patents. On April 3, 2008, InterDigital applied to re-open the English High Court’s judgment on the issue of discretion and this application will be determined on a date yet to be scheduled. At the same hearing the English High Court is likely to determine the form of order to be made. Also at this hearing, or at a subsequent hearing, the English High Court will make any orders relating to attorneys fees. Pursuant to UK law, it is customary for a party winning a motion or the overall outcome of a case to receive reimbursement of attorneys fees from the other party. Depending on the outcome of this hearing, this could result in a substantial amount for the Company, Nokia or neither party. During first quarter 2008, we reduced our accrual for the potential reimbursement of Nokia’s attorneys fees associated with this matter from $7.8 million, which was accrued in 2007, to $6.6 million.
Nokia UKIII Action
     In December 2006, ITC filed a claim in the English High Court against Nokia seeking a Declaration that thirty-four UMTS European Patents and one UMTS GB national patent all registered in the UK and declared by Nokia to be essential IPR for the 3GPP Standard are not essential (“UKIII”). Nokia has since admitted in the proceedings that six of those patents are not essential to the Standard. Since the proceedings began, an additional five of the patents have been transferred to Nokia Siemens Networks Oy, which has been joined to the action as a second defendant and which has admitted that one of the five patents is non-essential.
     On March 14, 2008, Nokia applied to the English High Court to stay the UKIII action with respect to six Nokia patents that are subject to opposition proceedings brought by a third party before the European Patent Office. InterDigital opposed Nokia’s application for a stay. On April 8, 2008, the Court denied Nokia’s application for a stay.
     The Court has scheduled a preliminary hearing for June 30, 2008 with respect to whether the Judge should exercise his discretion to issue the declaration being sought by InterDigital. Trial in this action is scheduled to begin in the fourth quarter of 2008.
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
Nokia Arbitration Concerning Presentations
     In November 2006, we filed a Request for Arbitration with the International Chamber of Commerce against Nokia (“Nokia Arbitration Concerning Presentations”), claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties’ agreement.
     The December 10, 2007 Order entered by the Delaware District Court to stay the Nokia Delaware Proceeding described above, also stayed the Nokia Arbitration Concerning Presentations pending the full and final resolution of the ITC investigation against Nokia and Samsung as described above.
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
     On February 25, 2008, Samsung filed a motion to stay its appeal and vacate the current briefing schedule pending the outcome of the Samsung 3rd Arbitration (described below). InterDigital has opposed Samsung’s motion. The Court has not yet issued a ruling on Samsung’s motion but it has issued a notice stating that the motion will be added to the Substantive Motions Calendar for May 13, 2008 and further stating that there will be no oral argument on the motion.
     Samsung and InterDigital each have submitted briefing on the merits of Samsung’s appeal. Under the current schedule, any oral argument on the merits of Samsung’s appeal will take place no earlier than the week of May 26, 2008, although the Court has not set a particular date for oral argument.
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
     On March 24, 2008, the Court: (i) granted Federal’s motion to confirm the arbitration award; and (ii) denied InterDigital’s motion to stay confirmation of the arbitration award pending adjudication of InterDigital’s claim for recoupment based on Federal’s bad faith breach of its duties as InterDigital’s insurer. On April 1, 2008, InterDigital filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In order to stay execution on Federal’s judgment pending appeal, InterDigital deposited $23 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until decision by the Court of Appeals. On April 10, 2008, the Court extended Federal’s deadline for seeking costs and fees until after conclusion of the appeal. On May 6, 2008, the Court of Appeals assigned the matter for mediation in the Court of Appeals mediation program and scheduled the mediation session for June 12, 2008. Under local rule 33.3 of the United States Court of Appeals for the Third Circuit the briefing schedule for our appeal will be deferred until the mediation is concluded.
     At the time of judgment we recorded an expense of approximately $16.6 million which represents the total amount of the Award through third quarter 2007, less the amount of a previously accrued liability of $3.4 million. We have also accrued post judgment interest of $0.8 million and reported such interest expense within the interest and investment income, net line item of our Statement of Income.
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
     In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business, including claims by us for insurance coverage involving the Nokia Delaware Proceeding. Based upon information presently available to us, we believe that the ultimate outcome of the disputes and legal actions not discussed above will not have a material adverse affect on us.
7. REPURCHASE OF COMMON STOCK:
     In 2006, our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock. In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program. The Company may repurchase shares under the program through open market purchases, pre-arranged trading plans or privately negotiated purchases. During first quarter 2007, we repurchased 4.5 million shares of common stock for $147.6 million under the 2006 repurchase program and subsequently completed the 2006 repurchase program in April 2007. During first quarter 2008, we repurchased approximately 0.9 million shares for $17.5 million under the October 2007 repurchase program for a total of 1.9 million shares repurchased for $36.0 million since the inception of the October 2007 repurchase program. At March 31, 2008 and December 31, 2007, we accrued approximately $2.1 million and $0.8 million associated with our obligation to settle repurchases made late in the quarters ending on these dates.
     From April 1, 2008 through May 2, 2008, we repurchased an additional 0.6 million shares for $11.9 million, to bring the cumulative repurchase totals to 2.5 million shares at a cost of $47.9 million under the current program.
8. COMPREHENSIVE INCOME:
     The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$7,317	$17,669
Unrealized gain on investments	213	31

Total comprehensive income	$7,530	$17,700

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
     In first quarter 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto by its investors. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences.
10. INSURANCE REIMBURSEMENT:
     In first quarters 2008 and 2007, we received commitments and/or payments of $6.9 million and $1.7 million, respectively, to reimburse us for portions of our defense costs in certain litigation with Nokia. These amounts reduced our patent administration and licensing expenses in first quarters 2008 and 2007.
11. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES
Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities as discussed in Note 1. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Our financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below (in thousands):

	Fair value as of March 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Commercial paper*	$—	$65,515	$—	$65,515
US Government agency instruments	63,216	—	—	63,216
Corporate bonds	21,374	—	—	21,374

	$84,590	$65,515	$—	$150,105

* Includes $40.3 million of commercial paper that is included within cash and cash equivalents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to our 2007 Form 10-K as filed with the SEC on February 29, 2008, other reports filed with the SEC, and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 below. Please refer to the Glossary of Terms for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the quarter ended March 31, 2008.
Patent Licensing
     In the first quarter 2008, our recurring patent licensing royalties improved by $3.0 million sequentially due to an increase in sales for a number of our licensees, and in particular, sales for our Japanese licensees.
     We continued our dialogue with unlicensed manufacturers throughout first quarter 2008, and early in second quarter 2008, announced the signing of two additional 2G and 3G patent licenses with manufacturers in Taiwan, bringing our total number of 3G patent licensees to over 25.
SlimChip
     In first quarter 2008, we licensed the first customer for our complete SlimChip 3G broadband modem IP. We recognized over $1 million of technology solutions revenue in first quarter 2008 associated with engineering services we provided under this agreement.
     In February 2008, we demonstrated our SlimChip family of broadband modem solutions at the Mobile World Congress trade show in Barcelona, Spain. The demonstration included the SlimChip platform in an ExpressCard form factor streaming video and file transfers at HSPA data rates of 7.2 Mbps downlink and 1.5 Mbps in the uplink. In March 2008, an independent research firm conducted HSDPA benchmark tests and noted that our SlimChip positioned us as one of only three companies that submitted a product that achieved Category 8 HSDPA data speeds.
USITC
     In March 2007, we filed a complaint against Samsung in the USITC seeking an exclusion order barring Samsung from importing unlicensed 3G handsets into the United States. In August 2007, we filed a complaint against Nokia in the USITC seeking an exclusion order barring Nokia from importing unlicensed 3G handsets into the United States.

     Subsequently Nokia successfully sought to combine the two actions in the USITC. Nokia then attempted to seek a stay of the USITC proceeding against it pending an arbitration initiated by Nokia relating to the patents in the USITC asserted against Nokia. Nokia has been successful in obtaining a preliminary injunction against us from proceeding in the USITC against Nokia. We have appealed the injunction decision. The injunction also has delayed the USITC proceeding against Samsung. Both Samsung and Nokia continue to vigorously contest the USITC proceedings against them and we have been, and will continue to be, required to expend substantial amounts to continue these and related proccedings. The timing and magnitude of these expenditures remain unpredictable. Please see Note 6 “Litigation and Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements for a full discussion of these matters.
Comparability of Financial Results
When comparing first quarter 2008 financial results against other periods, the following items should be taken into consideration:
o	Our first quarter 2008 revenue included $0.5 million related to royalty payments from a licensee associated with sales of its products in prior periods.

o	Our patent arbitration and litigation expense in first quarter 2008 of $5.7 million was net of an accrual for a $6.9 million insurance reimbursement and a $1.2 million reduction of a litigation accrual.

o	Our net interest and investment income included a $0.7 million write-down of an equity investment.
When comparing first quarter 2007 financial results against other periods, the following items should be taken into consideration:
o	Our first quarter 2007 revenue included revenue associated with audit adjustments of $9.3 million from a licensee’s sales of its products in prior periods, as well as $4.5 million in current sales from that licensee.

o	Our patent arbitration and litigation expense in first quarter 2007 of $5.5 million was net of a $1.7 million insurance reimbursement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K. There have been no material changes in our existing accounting policies from the disclosures included in our 2007 Form 10-K, except as discussed below.
New Accounting Pronouncements
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations. The Company is currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities on its financial condition and results of operations.
     SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 was is effective for us beginning January 1, 2008. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not materially affect its financial position or results of operations as the Company did not elect the option to report selected financial assets and liabilities at fair value.
     SFAS No. 141-R
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. The Company expects to adopt this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     We generated positive cash flow from operating activities of $86.3 million in the three month period ended March 31, 2008 (first quarter 2008) compared to $105.6 million in the three month period ended March 31, 2007 (first quarter 2007). The positive operating cash flow in first quarter 2008 arose principally from receipts of approximately $147.4 million related to 2G and 3G patent licensing agreements. These receipts included the third of three $95.0 million payments from LG Electronics (“LG”), a new prepayment of $29.6 million from an existing licensee and $22.8 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and share-based compensation) of $36.7 million, cash payments for foreign source withholding taxes of $15.7 million and changes in working capital during first quarter 2008. The positive operating cash flow in first quarter 2007 arose principally from receipts of approximately $160.9 million related to 2G and 3G patent licensing agreements. These receipts included the second of three $95.0 million payments from LG, a new prepayment of $23.5 million from an existing licensee, and $10.5 million of prepayments and $31.9 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $36.5 million, cash payments for foreign source withholding taxes of $15.7 million and changes in working capital during the first quarter 2007.
     Our combined short-term and long-term deferred revenue balance at March 31, 2008 was $303.6 million, a $0.2 million increase from December 31, 2007. In first quarter 2008, we recorded gross increases in deferred revenue of $30.5 million. This amount primarily consisted of $29.6 million related to a new a prepayment from an existing licensee. These increases were offset, in part, by first quarter 2008 deferred revenue recognition of $20.7 million related to the amortization of fixed-fee royalty payments, $9.3 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees), and the recognition of deferred revenue related to technology solutions agreements. We have no material obligations associated with our deferred revenue balances.
     Based on current agreements, we expect the amortization of fixed-fee royalty payments and the recognition of deferred technology solutions revenue to reduce our March 31, 2008 deferred revenue balance of $303.6 million by $74.7 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against remaining prepaid balances.
     In first quarter 2008, we used $32.6 million in investing activities compared to $13.8 million in first quarter 2007. We purchased $24.0 million of short-term marketable securities, net of sales, in first quarter 2008. We sold $3.5 million of short-term marketable securities, net of purchases, in first quarter 2007. The change from $3.5 million of net sales in first quarter 2007 to $24.0 million of net purchases in first quarter 2008 resulted primarily from the need to fund higher share repurchases in first quarter 2007. Purchases of property and equipment decreased to $0.7 million in first quarter 2008 from $7.1 million in the first quarter 2007 due to significant investments in both development tools and engineering related network infrastructure and systems in the prior year to develop our SlimChip product family offering. We paid $0.5 million in first quarter 2008 toward technology licenses necessary to complete our SlimChip product family. We also made an equity investment of $5.0 million in Kineto Wireless in first quarter 2007. Investment costs associated with patents increased from $5.2 million in first quarter 2007 to $7.4 million in first quarter 2008. This increase reflects a higher level of patenting activity over the past several years, combined with the delay between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.
     Net cash used in financing activities in first quarter 2008 was $15.4 million compared to $139.5 million in first quarter 2007. The use of cash in financing activities in first quarter 2008 was primarily due to our investment of $16.1 million to repurchase outstanding shares of our common stock compared to $143.9 million to fund first quarter 2007 repurchases. We received proceeds from option exercises of $0.7 million and $2.1 million in first quarter 2008 and 2007, respectively. In first quarter 2008 and 2007, we recorded tax benefits of $0.4 million and $2.4 million, respectively, related to share-based compensation.
     We had 2.7 million and 2.9 million options outstanding at March 31, 2008 and December 31, 2007, respectively, which had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $30.6 million and $33.1 million of cash proceeds to the Company if they had been fully exercised.
     As of March 31, 2008, we had $240.1 million of cash, cash equivalents and short-term investments, compared to $177.5 million at December 31, 2007. Our adjusted working capital1 (adjusted to exclude cash, cash equivalents, short-term investments, current portion of long-term debt and current deferred revenue) decreased to $35.0 million at March 31, 2008 from

[1]	We believe the disclosure of adjusted working capital, a non-GAAP financial measure, helps the readers of our financial statements understand our liquidity. Adjusted working capital reconciles to working capital, the most directly comparable GAAP financial measure, as follows:

	March 31,
	2008	2007
Current assets	$345,384	$371,413
Current liabilities	(145,999)	(157,184)

Working capital	$199,385	$214,229

(Subtract) Add
Cash and cash equivalents	$(130,376)	$(92,018)
Short term investments	(109,769)	(85,449)
Current portion of long-term debt	1,018	1,311
Current deferred revenue	74,735	78,899

Adjusted working capital	$34,993	$116,972

$117.0 million at December 31, 2007. This $82.0 million decrease is primarily due to the first quarter 2008 collection of the third of three $95.0 million royalty payments from LG offset by increases in short-term deferred tax assets and decrease in foreign and domestic taxes payable.
     In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (the “Credit Agreement”). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. On July 2, 2007, as a result of the Company’s internal corporate reorganization, InterDigital Communications Corporation, the Company, the Subsidiary Guarantors party thereto, the Lenders and Bank of America, N.A., as Administrative Agent and L/C Issuer, entered into a First Amendment, Consent and Joinder to the Credit Agreement. We did not borrow against the Credit Agreement during the initial two year term.
     In December 2007, we entered into a Second Amendment to Credit Agreement resulting in the continuation of our two-year $60 million unsecured revolving credit facility through December 2009. Under the Second Amendment, borrowings under the Credit Agreement will, at the Company’s option, bear interest at either (1) LIBOR plus 65 basis points or (2) the higher of the prime rate or 50 basis points above the federal funds rate. The customary restrictive financial and operating covenants under the Credit Agreement continue in full force and effect and include, among other things, that the Company is required to (1) maintain certain minimum cash and short-term investment levels, (2) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes with certain adjustments, and (3) limit or prohibit the incurrence of certain indebtedness and liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside of the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of March 31, 2008, the Company did not have any amounts outstanding under the Credit Agreement.
     Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to the continued evolution of our Slim Chip Product Family and continued investments in enabling capital assets over the balance of 2008. We are capable of supporting these and other operating cash requirements for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the above-noted Credit Agreement, as amended. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4) promulgated under the Securities Act of 1934, as amended.

RESULTS OF OPERATIONS
First Quarter 2008 Compared to First Quarter 2007
Revenues
     The following table compares first quarter 2008 revenues to revenues in the comparable period from the prior year (in millions):

	First Quarter	First Quarter
	2008	2007
Per-unit royalty revenue	$32.6	$38.7
Fixed-fee and amortized royalty revenue	20.7	18.8

Recurring patent licensing royalties	53.3	57.5
Past infringement and other non-recurring royalties	0.5	9.3

Total patent licensing royalties	53.8	66.8
Technology solution revenue	2.2	1.0

Total Revenue	$56.0	$67.8

     Revenues in first quarter 2008 were $56.0 million compared to $67.8 million in first quarter 2007. In first quarter 2007, we recognized $13.8 million of patent licensing royalties related to audit findings, including $4.5 million of recurring patent licensing royalties related to first quarter 2007 audit adjustments and $9.3 million of non-recurring royalties related to audit adjustments for prior periods. Recurring patent licensing royalties in first quarter 2008 were $53.3 million, compared to $57.5 million in first quarter 2007. The decrease in recurring patent licensing royalties was driven by the loss of 2G revenues from Sony Ericsson. This loss was partly offset by a $4.5 million increase in recurring revenue from all other new and existing licensees, including Apple and RIM.
     Technology solution revenue increased to $2.2 million in first quarter 2008 from $1.0 million in first quarter 2007. The increase in technology solution revenue is due primarily to activity associated with a first quarter 2008 license of InterDigital’s SlimChip mobile broadband 3G modem IP to an Asian fables semiconductor company.
     During first quarter 2008, 55% of our recurring revenue, or $30.4 million, was from licensees that accounted for 10% or more of our recurring revenue and included LG (26%), Sharp Corporation of Japan (19%) and NEC Corporation of Japan (10%).
Operating Expenses
     Excluding an adjustment to reduce a litigation contingency associated with the on-going UKII case by $1.2 million, operating expenses increased 6% to $46.3 million in first quarter 2008 from $43.6 million in first quarter 2007. The $2.7 million increase was due to the following net changes in expenses (in millions):

Increase/
(Decrease)
Patent litigation and arbitration	$6.6
Depreciation and amortization	2.1
Personnel related costs	1.7
Long term cash incentives	1.2
Insurance reimbursement	(5.2)
Consulting services	(2.4)
Share based compensation	(0.8)
Other	(0.5)

Total Increase in Operating Expenses	$2.7

     Patent litigation and arbitration increased primarily due to our U.S. International Trade Commission proceedings against Samsung and Nokia, as well as, increased activity in other disputes with Nokia. Depreciation and amortization increased primarily due to the 2007 acquisition of tools and technology licenses to develop our SlimChip product family. Personnel related costs increased due to personnel added in 2007 for the development of our SlimChip product family and annual wage increases. The increase in long term cash incentives (“Cash LTIP”) costs resulted from overlapping Cash LTIP cycles under our Long Term Compensation Plan (“LTCP”) while share based compensation decreased because RSU cycles under the LTCP overlapped in 2007. These increases in operating expenses were partly offset by a $6.9 million insurance reimbursement to reimburse us for a portion of our defense costs in certain litigation with Nokia. This reimbursement was $5.2 million greater than a related reimbursement recorded in first quarter 2007. Other decreases in operating expenses resulted primarily from legal entity reorganization costs incurred in first quarter 2007 that were not repeated in first quarter 2008.
     The following table summarizes the change in operating expenses by category (in millions):

	First Quarter	First Quarter	Increase
	2008	2007	(Decrease)
Sales and marketing	$2.4	$2.1	$0.3	14%
General and administrative	5.7	6.5	(0.8)	(12)
Patent administration and licensing	15.0	13.2	1.8	14
Development	23.2	21.8	1.4	6
Litigation contingency	(1.2)	—	(1.2)	—

Total Operating Expense	$45.1	$43.6	$1.5	3%

Sales and Marketing Expense: The increase in sales and marketing expense was primarily due to increased personnel related costs from sales activities associated with our SlimChip product.
General and Administrative Expense: The decrease in general and administrative expense was primarily due to legal entity reorganization costs incurred in first quarter 2007 that were not repeated in first quarter 2008.
Patent Administration and Licensing Expense: Patent administration and licensing expense increased due to increased patent litigation and arbitration ($6.6 million) and increased amortization costs ($0.5 million). These increases were partly offset by the $5.2 million increase in insurance reimbursements related to our defense costs in certain litigation with Nokia.
Development Expense: The increase in development expense was primarily attributable to the development of our SlimChip product family, including increased depreciation and amortization ($1.5 million) and personnel related costs ($1.4 million), partly offset by reduced consulting services ($1.6 million).
Litigation Contingency: In first quarter 2008, we reduced the recorded amount of our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the UKII case from $7.8 million to $6.6 million. This adjustment was based on new information about Nokia’s attorney’s fees incurred in the case. At this time we are awaiting a final determination on whether either party will have to reimburse the other for their attorney’s fees. We may ultimately have to pay more or less than the amount accrued or we may receive payment from Nokia.
Interest and Investment Income, Net
     Net interest and investment income of $0.4 million in first quarter 2008 decreased $2.2 million or 85% from $2.6 million in first quarter 2007. The decrease primarily resulted from lower rates of return in first quarter 2008 and a $0.7 million investment write-down.
Income Taxes
     Our effective tax rate was approximately 35% in first quarter 2008 based on the statutory federal tax rate net of permanent differences. This effective rate could change in future quarters based on changes in our expected taxable income, tax credits, and other tax items for 2008, including the potential renewal of the U.S. federal research and experimental credit. Our income tax provision in first quarter 2007 reflected a 34% effective tax rate. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign withholding tax payments made in prior years.
Expected Trends
          Consistent with the company’s practice, revenue guidance for second quarter 2008 will be provided following the receipt and review of applicable royalty reports. Notwithstanding, royalty reports received to date reflect a sequential increase in recurring patent license royalties and we do expect to see a sequential increase in revenues for second quarter 2008.
          We currently anticipate second quarter 2008 operating expenses, excluding patent arbitration/litigation costs, will grow 4% to 8% above first quarter levels due to development activities associated with the continued development of our

SlimChip product family. Arbitration and litigation expenses tend to be highly volatile and the actual level of expense will depend on the level of activity we experience during the quarter. Lastly, we estimate that our effective book tax rate will be approximately 35%.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans, and expectations, including without limitation matters set forth below. Words such as “will,” “expect,” “anticipate” “continue to,” “forecast,” “likely,” “estimate,” “on target” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of SFAS 157 and 141-R on our financial statements or results of operations, if any;

•	Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our March 31, 2008 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing and outcome of our various litigation and administrative matters;

•	Continuing repurchases under our most recent $100 million share repurchase program;

•	The valuation of our investment in Kineto;

•	The amortization of our fixed-fee royalty payments and the recognition of deferred revenue related to our technology solutions agreements;

•	Our expectation for modest growth in operating cash needs related to the continued evolution of our SlimChip product family;

•	Our expectation that we will not need additional financing beyond that available under our Credit Agreement;

•	Second quarter 2008 operating expenses (excluding patent arbitration and litigation costs), patent arbitration and litigation costs, and our book tax rate for second quarter 2008;

•	Second quarter 2008 revenue guidance;

•	Our effective tax rate; and

•	Second quarter 2008 recurring royalties.
     Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in this Form 10-Q, including “Item 1A—Risk Factors,” and in our Form 10-K for the year ended December 31, 2007. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2007 Form 10-K.
Item 4. CONTROLS AND PROCEDURES.
     The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 6 “Litigation and Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS.
     There have been no material changes in risk factors from the disclosures included in our 2007 Form 10-K.
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during the first quarter of 2008:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of		Announced Plans or	Purchased Under the
	Shares (or Units)	Average Price Paid	Programs	Plans or Programs
Period	Purchased	per Share (or Unit)	(1)	(2)
January 1, 2008 — January 31, 2008	236,000	$ 21.13	236,000	$ 76,467,629
February 1, 2008 — February 29, 2008	200,000	$ 18.92	200,000	$ 72,684,483
March 1, 2008 — March 31, 2008	460,223	$ 18.96	460,223	$ 63,957,370
Total	896,223	$ 19.52	896,223	$ 63,957,370

(1)	Shares were repurchased under a $100 million share repurchase program, authorized by the Board of Directors on October 29, 2007 with no expiration date. The Company may repurchase shares under the 2007 $100 million share repurchase program through open market purchases, pre-arranged trading plans or privately negotiated purchases.

(2)	Amounts shown in this column reflect amounts remaining under the 2007 $100 million share repurchase program referenced in Note 1 above.
Item 6. EXHIBITS.
     The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

Exhibit 31.1	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Chief Financial Officer.

*	Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: May 12, 2008	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: May 12, 2008	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

Exhibit 31.1	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Chief Financial Officer.