Form 10-Q
period 2008-06-30
InterDigital, Inc.
filed 2008-08-08
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No   ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes☐ No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	44,734,008

Title of Class	Outstanding at July 31, 2008

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
3GPP
“3G Partnership Project.” A partnership of worldwide accredited Standards organizations, the purpose of which is to draft specifications for Third Generation mobile telephony.
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
FDMA
“Frequency Division Multiple Access.” A technique in which the available transmission of bandwidth of a channel is divided by frequencies into narrower bands over fixed time intervals, resulting in more efficient voice or data transmissions over a single channel.
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
Mbps
“Megabits per Second.” A measure of information-carrying capacity of a circuit, in millions of bits.
Modem
A combination of the words modulator and demodulator, referring to a device that modifies a signal (such as sound or digital data) to allow it to be carried over a medium such as wire or radio.
Multiple Access
A methodology (e.g., FDMA, TDMA, CDMA) by which multiple users share access to a transmission channel. Most modern systems accomplish this through “demand assignment,” where the specific parameter (frequency, time slot or code) is automatically assigned when a subscriber requires it.
Standards
Specifications that reflect agreements on products, practices or operations by nationally or internationally accredited industrial and professional associations or governmental bodies in order to allow for interoperability.
TDMA
“Time Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access (in a time-ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.
Terminal/Terminal Unit
Equipment at the end of a communications path. Often referred to as an end-user device or handset. Terminal units include mobile phone handsets, personal digital assistants, computer laptops and telephones.
WCDMA
“Wideband Code Division Multiple Access” or “Wideband CDMA.” The next generation of CDMA technology optimized for high speed packet-switched data and high capacity circuit-switched capabilities. A 3G technology.
Wideband
A communications channel with a user data rate higher than a voice-grade channel; usually 64Kbps to 2Mbps.
Wireless
Radio-based systems that allow transmission of information without a physical connection such as copper wire or optical fiber.

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,077	$92,018
Short-term investments	106,118	85,449
Accounts receivable	35,715	130,880
Deferred tax assets	43,734	43,734
Prepaid and other current assets	12,416	19,332

Total current assets	330,060	371,413

PROPERTY AND EQUIPMENT, NET	22,567	24,594
PATENTS, NET	95,712	87,092
DEFERRED TAX ASSETS	14,834	14,834
OTHER NON-CURRENT ASSETS, NET	35,834	36,952

	168,947	163,472

TOTAL ASSETS	$499,007	$534,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$274	$1,311
Accounts payable	17,763	40,850
Accrued compensation and related expenses	18,269	10,476
Deferred revenue	81,585	78,899
Taxes payable	—	15,675
Other accrued expenses	10,696	9,973

Total current liabilities	128,587	157,184

LONG-TERM DEBT	2,264	2,406
LONG-TERM DEFERRED REVENUE	245,698	224,545
OTHER LONG-TERM LIABILITIES	6,774	13,683

TOTAL LIABILITIES	383,323	397,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 65,689 and 65,292 shares issued and 45,113 and 46,497 shares outstanding	657	653
Additional paid-in capital	467,082	465,599
Retained Earnings	146,477	133,308
Accumulated other comprehensive income	193	206

	614,409	599,766
Treasury stock, 20,576 and 18,795 shares of common held at cost	498,725	462,699

Total shareholders’ equity	115,684	137,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$499,007	$534,885

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES	$58,706	$55,006	$114,733	$122,824

OPERATING EXPENSES:
Sales and marketing	2,049	1,879	4,437	3,975
General and administrative	5,705	6,126	11,380	12,670
Patents administration and licensing	20,436	18,075	35,487	31,280
Development	22,677	21,193	45,879	42,977
Arbitration and litigation contingencies	—	16,612	(1,200)	16,612

	50,867	63,885	95,983	107,514

Income (loss) from operations	7,839	(8,879)	18,750	15,310

OTHER INCOME:
Interest and investment income, net	1,231	2,272	1,669	4,905

Income (loss) before income taxes	9,070	(6,607)	20,419	20,215

INCOME TAX (PROVISION) BENEFIT	(3,218)	2,201	(7,250)	(6,952)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$5,852	$(4,406)	$13,169	$13,263

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.13	$(0.09)	$0.29	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	45,358	46,957	45,892	48,362

NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.13	$(0.09)	$0.28	$0.26

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	46,450	46,957	46,886	50,379

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,169	$13,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,698	9,890
Deferred revenue recognized	(58,625)	(58,185)
Increase in deferred revenue	82,464	116,516
Deferred income taxes	—	(16,466)
Share-based compensation	2,885	4,583
Investment Write-down	745	—
Other	(248)	15
Decrease (increase) in assets:
Receivables	95,165	26,341
Deferred charges	117	1,092
Other current assets	7,643	(2,166)
(Decrease) increase in liabilities:
Accounts payable	(22,590)	17,319
Accrued compensation	(1,968)	(2,027)
Accrued taxes payable	(15,675)	10,619
Other accrued expenses	723	109

Net cash provided by operating activities	117,503	120,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(102,049)	(78,562)
Sales of short-term investments	81,452	92,763
Purchases of property and equipment	(3,063)	(10,826)
Capitalized patent costs	(15,608)	(11,440)
Capitalized technology license costs	(1,220)	(7,800)
Long-term investments	(651)	(5,000)

Net cash used by investing activities	(41,139)	(20,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and employee stock purchase plan	956	3,741
Payments on long-term debt, including capital lease obligations	(1,179)	(184)
Repurchase of Common Stock	(36,580)	(165,356)
Tax benefit from share-based compensation	498	3,330

Net cash used by financing activities	(36,305)	(158,469)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,059	(58,431)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,018	166,385

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,077	$107,954

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our”) as of June 30, 2008, the results of our operations for the three and six months ended June 30, 2008 and 2007 and our cash flows for the six months ended June 30, 2008 and 2007. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Pronouncements
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations, see Note 11. The Company is currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities on its financial condition and results of operations.
     SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 was effective for us beginning January 1, 2008. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not materially affect its financial position or results of operations, as the Company did not elect the option to report selected financial assets and liabilities at fair value.
     SFAS No. 141-R
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. The Company expects to adopt this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
     FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Income Statements.

2. LEGAL ENTITY REORGANIZATION:
     On July 2, 2007, for the purpose of reorganizing into a holding company structure, InterDigital Communications Corporation executed a Plan of Reorganization and an Agreement and Plan of Merger (“Merger”) with InterDigital, Inc., a newly formed Pennsylvania corporation, and another newly formed Pennsylvania corporation owned 100% by InterDigital, Inc. As a result of the Merger, InterDigital Communications Corporation became a wholly-owned subsidiary of InterDigital, Inc. These transactions are herein referred to collectively as the “Reorganization.” As a result of the Reorganization, neither the business conducted by InterDigital, Inc. and InterDigital Communications Corporation in the aggregate, nor the consolidated assets and liabilities of InterDigital, Inc. and InterDigital Communications Corporation in the aggregate, has changed.
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
     Immediately following the Merger, the provisions of the articles of incorporation and bylaws of InterDigital, Inc. are the same as those of InterDigital Communications Corporation prior to the Merger. Immediately following the Merger, the authorized capital stock of InterDigital, Inc., the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also the same as the capital stock of InterDigital Communications Corporation immediately prior to the Merger. Immediately following the Merger, the directors and executive officers of InterDigital, Inc. are the same individuals who were directors and executive officers, respectively, of InterDigital Communications Corporation immediately prior to the Merger.
3. TECHNOLOGY SOLUTIONS AGREEMENTS:
     We account for portions of our technology solutions agreements using the proportional performance method. During second quarter 2008, we recognized related revenue of approximately $1.8 million using the proportional performance method. During first half 2008 and 2007, we recognized related revenue of approximately $3.3 million and $0.6 million, respectively, using the proportional performance method. Our accounts receivable at June 30, 2008 and December 31, 2007 included unbilled amounts of $3.3 million and $0.3 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.
4. INCOME TAXES:
     In first half 2008, our effective tax rate was approximately 35.5% based on the statutory federal tax rate net of permanent differences. During first half 2007, our effective tax rate was 34.4% based on the statutory federal tax rate net of permanent differences, including a research and development credit associated with our 2007 development activity.
     During first half 2008, we paid approximately $15.9 million of foreign withholding tax. We previously established a corresponding deferred tax asset related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.
     Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under SFAS No. 123(R). However, we cannot predict if, when or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to avail ourselves fully of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified, thereby reducing the book tax expense in that period.

5. NET INCOME (LOSS) PER SHARE:
     The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	(In thousands, except per share data)
	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Income	Shares	Per-Share	Income (loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss) per share — basic:
Net income (loss) available to Common Shareholders	$5,852	45,358	$0.13	$(4,406)	46,957	$(0.09)
Effect of dilutive options, warrants and RSUs	—	1,092	—	—	—	—

Net income(loss) per share — diluted:
Net income (loss) available to Common Shareholders + dilutive effects of options, warrants and RSUs	$5,852	46,450	$0.13	$(4,406)	46,957	$(0.09)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income per share — basic:
Net income available to Common Shareholders	$13,169	45,892	$0.29	$13,263	48,362	$0.27
Effect of dilutive options, warrants and RSUs	—	994	(0.01)	—	2,017	(0.01)

Net income per share — diluted:
Net income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$13,169	46,886	$0.28	$13,263	50,379	$0.26
          For the three and six months ended June 30, 2008, options to purchase approximately 0.8 million shares and 0.9 million shares, respectively, of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
          For the three months ended June 30, 2007, the effects of all options and RSU’s were excluded from the computation of diluted earnings per share as a result of a net loss reported in the period. For the six months ended June 30, 2007, options to purchase approximately 0.5 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
6. LITIGATION AND LEGAL PROCEEDINGS:
Samsung and Nokia United States International Trade Commission (“USITC” or the “Commission”) Proceedings and Related Delaware District Court Proceedings
     In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC (“IDC”) and InterDigital Technology Corporation (“ITC”) (collectively, for purposes of the Samsung and Nokia United States International Trade Commission Proceedings and Related Delaware District Court Proceedings described herein, “InterDigital,” “we,” or “our”) filed a Complaint against Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) in the USITC alleging that Samsung engages in unfair trade practices by selling for importation into the United States, importing into the United States, and selling after importation into the United States certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007 and December 2007, a fourth patent and fifth patent, respectively, were added to our Complaint against Samsung. The Complaint against Samsung seeks an exclusion order barring from entry into the United States infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Our Complaint also seeks a cease-and-desist order to bar sales of infringing Samsung products that have already been imported into the United States.
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
     In August 2007, we filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November 2007 and December 2007, a third patent and fourth patent, respectively, were added to our Complaint against Nokia. The Complaint against Nokia seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of

Nokia. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
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
     Nokia, joined by Samsung, moved to consolidate the Samsung and Nokia USITC proceedings. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations were revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a target date for the consolidated investigations of November 12, 2008, by which date the USITC should issue its final determination (the “Target Date”).
     On December 4, 2007, Nokia moved for an order terminating or, alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital from proceeding with the USITC action with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the investigation. Nokia raised in this preliminary injunction action the same arguments it raised in its motion to terminate the USITC investigation, namely that InterDigital allegedly must first arbitrate its alleged license dispute with Nokia and that Nokia has not waived arbitration of this defense.
     On February 8, 2008, Nokia filed a motion for summary determination in the USITC that InterDigital cannot show that a domestic industry exists in the United States as required to obtain relief. Samsung joined this motion. InterDigital opposed this motion. On February 14, 2008, InterDigital filed a motion for summary determination that InterDigital satisfies the domestic industry requirement based on its licensing activities. On February 26, 2008, InterDigital filed a motion for summary determination that it has separately satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital’s chipset product that practices the asserted patents. Samsung and Nokia opposed these motions. On March 17, 2008, Samsung and Nokia filed a motion to strike any evidence concerning InterDigital’s product and to preclude InterDigital from introducing any such evidence in relation to domestic industry at the evidentiary hearing. On March 26, 2008, the Administrative Law Judge granted InterDigital’s motion for summary determination that it has satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital’s chipset product that practices the asserted patents and denied Samsung’s motion to strike and preclude introduction of evidence concerning InterDigital’s domestic industry product.
     On February 27, 2008, Nokia filed a motion to extend the Target Date in the USITC proceeding. Samsung joined Nokia’s motion. InterDigital opposed this motion. On March 11, 2008, the Administrative Law Judge denied Nokia’s motion to extend the Target Date.
     On March 15, 2008, Samsung moved for summary determination of invalidity with respect to Claim 7 of U.S. Patent No. 6,674,791 on the grounds that the claimed invention was anticipated. On April 22, 2008, the Administrative Law Judge granted Samsung’s summary determination motion that Claim 7 (the only asserted claim) of the ’791 patent was invalid and issued an Initial Determination to that effect, finding no violation by Samsung as to this ’791 patent. On April 29, 2008, InterDigital filed a Petition to have the full Commission review the Administrative Law Judge’s Initial Determination. InterDigital asked the Commission to reverse the Initial Determination as being based on a legal error in construing the asserted claim. Samsung opposed InterDigital’s Petition. The ’791 patent was asserted against only Samsung, and the resolution of this issue has no bearing on the case against Nokia. On May 30, 2008, the Commission issued a notice reversing and remanding the Administrative Law Judge’s Initial Determination of invalidity of Claim 7 of the ’791 patent.
     On March 17, 2008, Samsung moved for summary determination on its defense of equitable estoppel, and Samsung and Nokia jointly moved for summary determination that U.S. Patent No. 6,693,579, which is asserted against both Samsung and Nokia, is invalid. InterDigital opposed these motions. On April 14, 2008, the Administrative Law Judge denied Samsung’s motion for summary determination of Samsung’s defense of equitable estoppel, and also denied Samsung and Nokia’s joint motion for summary determination that the ’579 patent is invalid.
     On March 20, 2008, the U.S. District Court for the Southern District of New York, ruling from the bench, decided that Nokia is likely to prevail on the issue of whether Nokia’s alleged entitlement to a license is arbitrable. The Court did not consider or rule on whether Nokia is entitled to such a license. As a result, the Court ordered InterDigital to participate in arbitration of the license issue. The Court also entered a preliminary injunction requiring InterDigital to cease participation in the USITC proceeding by April 11, 2008, but only with respect to Nokia. The Court further ordered Nokia to post a $500,000 bond by March 28, 2008. InterDigital promptly filed a request for a stay of the preliminary injunction and for an expedited appeal with the U.S. Court of Appeals for the Federal Circuit, which transferred the appeal to the U.S. Court of Appeals for the Second Circuit. The preliminary injunction became effective on April 11, 2008, and, in accordance with the Court’s order, InterDigital filed a motion with the Administrative Law Judge to stay the USITC proceeding against Nokia pending InterDigital’s appeal of the District Court’s decision or, if that appeal is unsuccessful, pending the Nokia TDD Arbitration (described below). On April 14, 2008, the Administrative Law Judge ordered that the date for the commencement of the evidentiary hearing, originally scheduled for April 21, 2008, is suspended until further notice from the Administrative Law Judge. The Administrative Law Judge did not at that point change the scheduled date of July 11, 2008 for his initial determination in the investigation or the scheduled Target Date of November 12, 2008 for a decision by the USITC. InterDigital’s motion for a stay of the preliminary injunction and for an expedited appeal was considered by a panel of the Second Circuit on April 15, 2008. On April 16, 2008, the Second Circuit denied the motion for stay but set an expedited briefing schedule for resolving InterDigital’s appeal on the merits of whether the District Court’s order granting the preliminary injunction should be reversed.
     On April 17, 2008, InterDigital filed a motion with the USITC to separate the currently consolidated investigations against Nokia and Samsung in order for the investigation to continue against Samsung pending the expedited appeal or, if the appeal is unsuccessful, pending the Nokia TDD Arbitration. Samsung and Nokia opposed InterDigital’s motion.
     On May 16, 2008, the Administrative Law Judge deconsolidated the investigations against Samsung and Nokia and set an evidentiary hearing date in the investigation against Samsung (337-TA-601) to begin on July 8, 2008. On May 20, 2008, the Administrative Law Judge denied without prejudice all pending motions in the consolidated investigation (337-TA-613). On May 22, 2008, the Administrative Law Judge reset the Target Date for the USITC’s Final Determination in the Samsung investigation (337-TA-601) to March 25, 2009, requiring a final Initial Determination by the Administrative Law Judge to be entered no later than November 25, 2008.
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the Order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. Nokia’s deadline for petitioning for a rehearing is August 14, 2008, and the Second Circuit’s mandate will issue seven days after this deadline or, if a petition is filed, seven days after any denial of such a petition. After issuance of the mandate, the preliminary injunction will be removed and InterDigital anticipates that the Nokia investigation will move forward.
     On June 24, 2008, the Administrative Law Judge entered summary determination on InterDigital’s motion that InterDigital has satisfied the domestic industry requirement based on its licensing activities. Samsung requested review of this decision by the full Commission. On July 25, 2008, the full Commission issued a notice that it would not review the Administrative Law Judge’s Initial Determination that a licensing-based domestic industry exists. As a result, the Administrative Law Judge’s Initial Determination of this issue has become the decision of the full Commission.
     The evidentiary hearing in the Samsung investigation (337-TA-601) commenced on July 8, 2008 and concluded on July 15, 2008. As a result of the USITC’s decision on the ’791 patent, the hearing involved all five of the patents asserted against Samsung. In opening statements InterDigital reiterated its position that Samsung has violated Section 337 by engaging in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe five of InterDigital’s patents. As anticipated, Samsung argued that no exclusion order should be entered against Samsung’s 3G WCDMA handsets or components. Based on a statement filed prior to the hearing, the Commission Staff (Staff) supported InterDigital on some issues and Samsung on others but ultimately recommended a finding of no Section 337 violation. The Staff recommendation is not binding on either the Administrative Law Judge or on the USITC. Typically, the ALJ’s final determination does not fully align with that of the Staff.  In this case, as in other cases, the Staff position on certain key issues has not been adopted by the ALJ and the USITC. The final Initial Determination of the Administrative Law Judge is expected by November 25, 2008, and the Final Determination of the USITC is expected by March 25, 2009.
     On July 10, 2008, the Administrative Law Judge reset the Target Date for the USITC’s Final Determination in the Nokia investigation (337-TA-613) to February 11, 2009 requiring a final Initial Determination by the Administrative Law Judge to be entered no later than October 14, 2008, although InterDigital anticipates that these dates may be reset again based on the July 31, 2008 decision of the U.S. Court of Appeals for the Second Circuit noted above.
Nokia TDD Arbitration
     On April 1, 2008, Nokia Corporation filed a Request for Arbitration with the International Chamber of Commerce against InterDigital, Inc., IDC and ITC, seeking a declaration that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation pursuant to the parties’ TDD Development Agreement. InterDigital believes that Nokia’s request for declaratory relief in the TDD Arbitration is meritless.
     On May 9, 2008, InterDigital filed an Answer to Nokia’s Request for Arbitration, requesting, inter alia: (i) that the arbitration be dismissed because the dispute is not arbitrable and, even if arbitrable, Nokia waived its right to arbitration; and, in the alternative, (ii) a declaration that Nokia is not licensed to the patents at issue in the USITC investigation pursuant to the parties’ TDD Development Agreement.
     On July 17, 2008, the arbitral tribunal was constituted.

     On July 31, 2008, as discussed above, the United States Court of Appeals for the Second Circuit reversed the district court’s grant of a preliminary injunction requiring InterDigital to submit the TDD issue to arbitration, finding that Nokia waived any right to arbitrate the issue. InterDigital believes that Nokia should not be permitted to continue to pursue this arbitration in light of the Second Circuit’s finding of waiver. Nokia has not yet indicated whether it will continue to pursue the arbitration following the Second Circuit’s decision, and no schedule has yet been set in the arbitration.
Nokia UKII and UKIII Actions
     In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court (“English High Court”) against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the United Kingdom are not essential IPR for the 3GPP Standard (“UKII”).
     On December 21, 2007, the English High Court issued a judgment finding that European Patent (UK) 0,515,610, owned by ITC, is essential to the 3G UMTS WCDMA European standard promulgated by the European Telecommunications Standards Institute (ETSI) and that this patented invention is infringed by carrying out the method described in the standard. The ’610 patent relates to open loop power control, a fundamental aspect of 3G technology. Foreign counterparts having identical or similar claim language to the ’610 patent have been issued in many parts of the world, including the United States, Canada, Germany, France, Spain, Italy, and Sweden. The judicial determination of essentiality is in addition to Nokia’s withdrawal of its challenge to the essentiality of another patent, European Patent (UK) 0,515,675 relating to pilot codes, effectively conceding that that patent is essential as well.
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
     During the UKII proceedings, Nokia made statements to the English High Court that it was not licensed under any InterDigital patents. After judgment, Nokia claimed to be licensed to an undetermined number of InterDigital patents. On April 3, 2008, InterDigital applied to re-open the English High Court’s judgment on the issue of discretion, and the hearing of this application was scheduled for September 15, 2008.
     In December 2006, ITC filed a claim in the English High Court against Nokia seeking a Declaration that thirty-four of Nokia’s UMTS European Patents and one UMTS GB national patent all registered in the United Kingdom are not essential for the 3GPP Standard (“UKIII”). Nokia admitted in the proceedings that six of those patents are not essential for the 3GPP Standard. After the proceedings began, an additional five of the patents were transferred to Nokia Siemens Networks Oy, which was joined to the action as a second defendant and which admitted that one of the five transferred patents is not essential.
     On March 14, 2008, Nokia applied to the English High Court to stay the UKIII action with respect to six Nokia patents that are subject to opposition proceedings brought by a third party before the European Patent Office. InterDigital opposed Nokia’s application for a stay. On April 8, 2008, the Court denied Nokia’s application for a stay.
     The Court had scheduled a preliminary hearing for June 30, 2008 with respect to whether the Judge should exercise his discretion to issue the declaration being sought by InterDigital. Trial in the action was scheduled to begin in the fourth quarter of 2008.
     The UKII and UKIII actions, relating to the essentiality of both InterDigital and Nokia patents registered in the United Kingdom, were brought to an end on July 2, 2008, pursuant to a confidential agreement between the parties. The UKIII preliminary hearing scheduled for June 30, 2008 did not commence before the action was ended.
     During first half 2008, we reduced our accrual for the potential reimbursement of Nokia’s attorney’s fees associated with the UKII action from $7.8 million, which was accrued in 2007, to $6.6 million. As a result of the resolutions of the UKII and UKIII actions, we will recognize a $2.6 million one-time reduction to expenses in third quarter 2008.
Nokia Delaware Proceeding
     In January 2005, Nokia filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) against InterDigital Communications Corporation (now IDC) and ITC (for purposes of the Nokia Delaware Proceeding described herein, IDC and ITC are collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents.
     On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an Order staying the proceedings pending the full and final resolution of the Company’s USITC investigation against Nokia and Samsung. Specifically, the full and final resolution of the USITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the USITC, and any appeals therefrom. Pursuant to the Order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.

     Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the Order does not affect any of the other legal proceedings between the parties, including the USITC investigations involving InterDigital, Nokia, and Samsung, or the parallel Delaware District Court proceedings also brought by InterDigital against Nokia and Samsung.
Nokia Arbitration Concerning Presentations
     In November 2006, InterDigital Communications Corporation (now IDC) and ITC filed a Request for Arbitration with the International Chamber of Commerce against Nokia (“Nokia Arbitration Concerning Presentations”), claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties’ agreement.
     The December 10, 2007 Order entered by the Delaware District Court to stay the Nokia Delaware Proceeding (described above) also stayed the Nokia Arbitration Concerning Presentations pending the full and final resolution of the USITC investigation against Nokia and Samsung as described above.
Samsung Delaware Proceeding
     In March 2007, Samsung Telecommunications America LLP (“Samsung Telecom”) and Samsung Electronics Co., Ltd. (“Samsung Electronics”) filed an action against InterDigital Communications Corporation (now IDC), ITC and another affiliate, Tantivy Communications, Inc. (collectively, for purposes of the Samsung Delaware Proceeding described herein, “InterDigital” or “our”), in the Delaware District Court, alleging that InterDigital has refused to comply with its alleged contractual obligations to be prepared to license our patents on fair, reasonable, and non-discriminatory (“FRAND”) terms and that InterDigital has allegedly engaged in unfair business practices. By their original Complaint in the action, the Samsung entities sought damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable, (ii) the Samsung entities have a right to practice InterDigital’s intellectual property as a result of an alleged license from QUALCOMM Incorporated, (iii) nine specified InterDigital patents are invalid and/or not infringed by the Samsung entities, and (iv) InterDigital must offer the Samsung entities a license on FRAND terms.
     In September 2007, Samsung Electronics filed a First Amended Complaint (“Amended Complaint”) in its proceeding in the Delaware District Court against InterDigital. The Amended Complaint includes Samsung’s originally pled claims concerning InterDigital’s alleged behavior with respect to standards bodies and licensing practices, but omits all of Samsung’s previously asserted claims for declaratory judgment that nine specified InterDigital patents are invalid and/or not infringed. The Amended Complaint was filed only on behalf of Samsung Electronics and, unlike the original Complaint, does not identify Samsung Telecom as a co-plaintiff.
     InterDigital intends to defend itself vigorously against Samsung’s allegations in this matter. In November 2007, InterDigital filed its Answer to the Amended Complaint, disputing Samsung’s allegations and asserting counterclaims of infringement of two InterDigital patents. InterDigital simultaneously filed a partial motion to dismiss Samsung’s claim alleging violation of California’s Unfair Competition Law. No ruling has been made on InterDigital’s motion to dismiss, and no scheduling order has been issued in the case. The Court has not yet set this matter for an initial Case Management Conference, and discovery has not yet begun.
Samsung 2nd Arbitration and Related Confirmation Proceeding
     In August 2006, an arbitral tribunal (“Tribunal”) operating under the auspices of the International Court of Arbitration of the International Chamber of Commerce issued a final award (“Award”) in an arbitration proceeding between InterDigital Communications Corporation (now IDC) and ITC (collectively, for purposes of the Samsung 2nd Arbitration and Related Confirmation Proceeding described herein, “InterDigital”) and Samsung Electronics. In its Award, the Tribunal ordered Samsung Electronics to pay to InterDigital, pursuant to the parties’ 1996 patent license agreement (“Samsung Agreement”), approximately $134 million in past royalties, plus interest on Samsung’s sale of single mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units through 2005 (“Award”). The Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006.
     In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (“Enforcement Action”). Subsequent to that filing, in September 2006 Samsung Electronics filed an opposition to the enforcement action, including filing a cross-petition to vacate or modify the Award and to stay the Award. Oral arguments were held in November 2007.
     On December 10, 2007, the Honorable Richard J. Sullivan, the Judge in the Enforcement Action, confirmed the Award in its entirety and directed that Samsung pay InterDigital $150.25 million, comprised of $134 million in royalties plus interest less an approximate $6 million prepayment credit for sales of 2G terminal units through 2005, plus pre-judgment interest calculated at a rate of 5% per annum. The Order of Judgment denied all of Samsung’s petitions and motions and does not include a specified amount for royalties owed for 2006 under the arbitration award.
     On December 18, 2007, Samsung filed an appeal with the United States Court of Appeals for the Second Circuit, and posted an appeal bond in the amount of approximately $166.7 million, with the New York District Court. By posting the appeal bond, Samsung has stayed execution of the Order of Judgment pending the appeal.
     On February 25, 2008, Samsung filed a motion to stay its appeal and vacate the current briefing schedule pending the outcome of the Samsung 3rd Arbitration (described below). Samsung and InterDigital subsequently submitted briefing on the merits of Samsung’s appeal.
     On May 14, 2008, the U.S. Court of Appeals for the Second Circuit granted Samsung’s motion to stay the appeal pending a decision in the Samsung 3rd Arbitration on whether Samsung is entitled to elect and have its royalties determined by reference to the April 2006 Nokia Settlement, which implemented a June 2005 Nokia arbitration Award (the “Nokia Settlement”), but the Court further provided that in the event there was not a decision in the Samsung 3rd Arbitration by July 1, 2008, any party may move to vacate the stay. On July 2, 2008, InterDigital filed a motion to vacate the stay. On July 14, 2008, Samsung filed an opposition to InterDigital’s motion to vacate the stay.
     On July 16, 2008, as discussed below, InterDigital received notice that the arbitral tribunal in the Samsung 3rd Arbitration issued a Partial Final Award finding, inter alia, that Samsung is not entitled to any new royalty rate adjustment based on the Nokia Settlement. Following the issuance of the Partial Final Award, Samsung submitted a letter to the U.S. Court of Appeals for the Second Circuit advising the Court that the Samsung 3rd Arbitration does not moot its appeal and that it no longer opposes InterDigital’s motion to vacate the stay. The Court has not yet rendered a decision on InterDigital’s motion to vacate the stay, and no date has been set for oral argument on the merits of Samsung’s appeal.
Samsung 3rd Arbitration
     In October 2006, Samsung Electronics filed a Request for Arbitration with the International Chamber of Commerce (“Samsung 3rd Arbitration”) against InterDigital Communications Corporation (now IDC) and ITC (collectively, for purposes of the Samsung 3rd Arbitration described herein, “InterDigital,” “we” or “us”) relating to the ongoing patent royalty dispute between Samsung and InterDigital. In the Samsung 3rd Arbitration, Samsung Electronics seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the Nokia Settlement. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In addition to seeking relief based on the Nokia Settlement, Samsung has expressly reserved a purported right to make an MFL election of another specified license agreement between InterDigital and a third party, and to add claims relating to that agreement. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement or the specified third party license agreement. We have also counterclaimed, seeking an Award of the royalties Samsung owes for its 2G/2.5G sales in 2006 at the royalty rate specified in the August 2006 Award in the Samsung 2nd Arbitration.
     In February 2008, the arbitral tribunal heard oral argument on the issue of whether Samsung is entitled to elect the Nokia Settlement. On July 16, 2008, InterDigital received notice that the arbitral tribunal issued a Partial Final Award finding that Samsung is not entitled to an adjustment of its royalty obligations based on the Nokia Settlement. In light of this decision, the arbitral tribunal ordered the parties to report within 45 days following issuance of the Partial Final Award whether an agreement has been reached regarding the amount of royalties Samsung owes for its 2G/2.5G sales in 2006. If the parties are able to reach an agreement, the tribunal will order payment of the stipulated amount. If the parties are unable to reach an agreement on the amount of royalties Samsung owes for its 2G/2.5G sales in 2006, the parties will need to present evidence and/or argument in a further phase of this arbitration.
Federal
     In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now IDC) and ITC (collectively, for purposes of the Federal arbitration described herein, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim, which was in excess of $33 million. The Arbitrator did award Federal approximately $13 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorney’s fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2 million in interest. As additional reimbursement of attorney’s fees and expenses, the Arbitrator awarded $5 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc. and Sony Ericsson Mobile Communications AB under their respective patent license agreements.
     In June 2007, Federal moved to confirm the Award in the United States District Court for the Eastern District of Pennsylvania. Also in June 2007, we filed an opposition to Federal’s motion to confirm the arbitration Award and a cross motion to vacate a portion of the Award, totaling approximately $14.5 million, on the ground that the Arbitrator exceeded the scope of her authority. We also moved the Court to stay confirmation of the Award pending adjudication of our recoupment defense whereby we are seeking to recoup the full amount of the Award based on Federal’s bad faith breach of its contractual and fiduciary duties to us. In July 2007, the Court heard oral arguments on Federal’s motion to confirm the Award, our opposition thereto, and our cross motion to vacate the

Award and to stay confirmation pending adjudication of our recoupment defense.
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
     On May 6, 2008, the Court of Appeals assigned the matter for mediation in the Court of Appeals mediation program. The mediation program concluded without any settlement. Consequently, InterDigital and Federal have commenced briefing the appeal.
     On July 7, 2008, the Company filed its opening brief, seeking reversal of the District Court’s refusal to hear InterDigital’s recoupment claim and remand to the District Court for adjudication of such claim as a set-off to Federal’s arbitration award. Federal’s brief was filed on August 6, 2008, and the Company’s reply is due on August 20, 2008. After completion of briefing, the Court of Appeals will decide whether and when to hear oral argument.
     At the time of judgment we recorded an expense of approximately $16.6 million, which represents the total amount of the Award through the third quarter of 2007, less the amount of a previously accrued liability of $3.4 million. We have also accrued post-judgment interest of $1.2 million ($0.5 million during first half 2008) and reported such interest expense within the interest and investment income, net, line item of our Statement of Operations.
Other
     We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time to time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to defend vigorously the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.
     In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but arising in the ordinary course of our business. Based upon information presently available to us, we do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.
7. REPURCHASE OF COMMON STOCK:
     In 2006, our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock. In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program. The Company may repurchase shares under the program through open market purchases, pre-arranged trading plans or privately negotiated purchases. During first half 2007, we completed the $350.0 million program authorized in 2006 through the repurchase of 4.8 million shares of common stock for $157.7 million. During first half 2008, we repurchased approximately 1.8 million shares for $36.0 million under the October 2007 repurchase program for a total of 2.7 million shares repurchased for $54.5 million since the inception of the October 2007 repurchase program. At June 30, 2008 and December 31, 2007, we accrued approximately $0.2 million and $0.8 million, respectively, associated with our obligation to settle repurchases made late in the quarters ended on such dates.
     From July 1, 2008 through July 31, 2008, we repurchased an additional 0.4 million shares for $7.5 million, to bring the cumulative repurchase totals to 3.1 million shares at a cost of $62.1 million under the $100 million October 2007 authorization.
8. COMPREHENSIVE INCOME (LOSS):
     The following table summarizes comprehensive income (loss) for the periods presented (in thousands):

	For the Three Months
	Ended June 30,
	2008	2007
Net income (loss)	$5,852	$(4,406)
Unrealized (loss) on investments	(226)	(30)

Total comprehensive income (loss)	$5,626	$(4,436)

	For the Six Months
	Ended June 30,
	2008	2007
Net income	$13,169	$13,263
Unrealized (loss) gain on investments	(13)	2

Total comprehensive income	$13,156	$13,265

9. INVESTMENTS IN OTHER ENTITIES:
     In first half 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). We do not have significant influence over Kineto and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the investee reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.
     In first half 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto by its investors. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences.
10. INSURANCE REIMBURSEMENT:
     In first half 2008 and 2007, we received payments from insurance providers of $6.9 million and $1.7 million, respectively, to reimburse us for portions of our defense costs in certain litigation with Nokia. These amounts reduced our patent administration and licensing expenses in first half 2008 and 2007.
11. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
     Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities, as discussed in Note 1. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
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
     Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets that are accounted for at fair value on a recurring basis are presented in the table below (in thousands):

	Fair value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper*	$—	$46,467	$—	$46,467
U.S. government agency instruments	61,582	—	—	61,582
Corporate bonds	—	12,297	—	12,297

	$61,582	$58,764	$—	$120,346

*	Includes $14.2 million of commercial paper that is included within cash and cash equivalents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to our 2007 Form 10-K as filed with the SEC on February 29, 2008, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms for a list and detailed description of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
Patent Licensing
     In the second quarter 2008, our recurring patent licensing royalties of $55.9 million improved by $2.6 million over first quarter 2008 due to increased royalties from our Japanese licensees and $1.3 million of one-time, incremental revenue associated with one of our licensees transitioning from per-unit royalties to a mix of per-unit and fixed-fee royalties.
     We signed two 2G and 3G patent licenses with manufacturers in Taiwan in second quarter 2008 and recognized $0.3 million of past infringement associated with these agreements. We also continued our dialogue with unlicensed manufacturers throughout the quarter.
SlimChip
     In second quarter 2008, we recognized approximately $1.6 million of technology solutions revenue associated with engineering services provided under a license for our SlimChip 3G modem IP, and we also secured the first design win for our SlimChip baseband IC and reference platform. We continue to hold active discussions with additional prospects for our SlimChip offerings and have made substantial progress in pre-certification and network inter-operability testing of the modem.
Litigation and Arbitration
     Please see Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following matters:
USITC
     In March 2007, we filed a complaint against Samsung in the USITC seeking an exclusion order barring Samsung from importing certain unlicensed 3G handsets into the United States. In August 2007, we filed a complaint against Nokia in the USITC seeking an exclusion order barring Nokia from importing certain unlicensed 3G handsets into the United States. Subsequently, Nokia successfully sought to consolidate the two actions in the USITC.
     Nokia then unsuccessfully sought to terminate or stay the USITC proceeding against it on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. After that effort failed, Nokia sought and obtained a preliminary injunction in the U.S. District Court for the Southern District of New York preventing us from proceeding in the USITC against Nokia. On July 31, 2008, the Second Circuit reversed the preliminary injunction. Notwithstanding any effort by Nokia to obtain a rehearing, InterDigital anticipates that the Nokia USITC investigation will move forward.
     The evidentiary hearing for the Samsung USITC investigation took place between July 8, 2008 and July 15, 2008. The final Initial Determination of the Administrative Law Judge for the Samsung investigation is expected by November 25, 2008, and the Final Determination of the USITC is expected by March 25, 2009.
     Both Samsung and Nokia continue to vigorously contest the USITC proceedings against them, and we have been, and will continue to be, required to expend substantial amounts to continue these and related proceedings. The timing and magnitude of these expenditures remain unpredictable.
Samsung 3rd Arbitration
     On July 16, 2008, InterDigital received notice that an arbitral tribunal issued a Partial Final Award finding that Samsung is not entitled to an adjustment of its royalty obligations to us based on the Nokia Settlement. We believe the resolution of this dispute is an important step in collecting from Samsung a previously issued arbitration award that has grown to approximately $153 million, including interest, plus additional amounts for royalties on Samsung’s sales of licensed products in 2006.
Nokia UKII and UKIII
     On July 2, 2008, the UKII and UKIII actions, relating to the essentiality of both InterDigital and Nokia patents registered in the United Kingdom, were brought to an end pursuant to a confidential agreement between the parties. During first half 2008, we reduced our accrual for the potential reimbursement of Nokia’s attorney’s fees associated with the UKII action from $7.8 million, which was accrued in 2007, to $6.6 million. As a result of the resolutions of the UKII and UKIII actions, we will recognize a $2.6 million one-time reduction to expenses in third quarter 2008.
Comparability of Financial Results
     When comparing second quarter 2008 financial results against other periods, the following items should be taken into consideration:
•	Our second quarter 2008 revenue included $0.3 million related to past infringement and $1.3 million of one-time, incremental revenue associated with one of our licensees transitioning from per-unit royalties to a mix of per-unit and fixed-fee royalties.
     When comparing second quarter 2007 financial results against other periods, the following items should be taken into consideration:
•	Our second quarter 2007 revenue included $1.8 million related to non-recurring royalties.

•	Our second quarter 2007 operating expense included a $16.6 million charge for an arbitration award associated with our dispute with Federal.
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
NEW ACCOUNTING PRONOUNCEMENTS
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations. The Company is currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities on its financial condition and results of operations.
     SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for us beginning January 1, 2008. The Company’s adoption of SFAS No. 159 on January 1,

2008 did not materially affect its financial position or results of operations, as the Company did not elect the option to report selected financial assets and liabilities at fair value.
     SFAS No. 141-R
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. The Company expects to adopt this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Income Statements.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     We generated positive cash flow from operating activities of $117.5 million in first half 2008 compared to $120.9 million in first half 2007. The positive operating cash flow in first half 2008 arose principally from receipts of approximately $230.0 million related to 2G and 3G patent licensing agreements. These receipts included the third of three $95.0 million payments from LG Electronics (“LG”), a new prepayment of $29.6 million from an existing licensee, and $51.4 million of prepayments and $54.0 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and share-based compensation) of $79.4 million, cash payments for foreign source withholding taxes of $15.7 million, payment of $23.0 million to post a bond for the Federal arbitration award and changes in working capital during first half 2008. The positive operating cash flow in first half 2007 arose principally from receipts of approximately $206.2 million related to 2G and 3G patent licensing agreements. These receipts included the second of three $95.0 million payments from LG, a new prepayment of $23.5 million from an existing licensee, and $21.2 million of prepayments and $66.5 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $93.0 million, cash payments for foreign source withholding taxes of $16.0 million and changes in working capital during first half 2007.
     Our combined short-term and long-term deferred revenue balance at June 30, 2008 was $327.3 million, a $23.8 million increase from December 31, 2007. In first half 2008, we recorded gross increases in deferred revenue of $82.5 million. This amount consisted of $81.7 million related to the recognition of new fixed-fee payments and prepayments from 6 existing licensees and increases in deferred revenue related to technology solutions payments. These increases were offset, in part, by first half 2008 deferred revenue recognition of $41.2 million related to the amortization of fixed-fee royalty payments, $17.0 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees), and the recognition of deferred revenue related to technology solutions agreements. We have no material obligations associated with our deferred revenue balances.
     Based on current agreements, we expect the amortization of fixed-fee royalty payments and the recognition of deferred technology solutions revenue to reduce our June 30, 2008 deferred revenue balance of $327.3 million by $81.6 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against remaining prepaid balances.
     In first half 2008, we used $41.1 million in investing activities compared to $20.9 million in first half 2007. We purchased $20.6 million of short-term marketable securities, net of sales, in first half 2008. We sold $14.2 million of short-term marketable securities, net of purchases, in first half 2007. This change resulted primarily from the need to fund higher share repurchases in first half 2007. Purchases of property and equipment decreased to $3.1 million in first half 2008 from $10.8 million in first half 2007 due to significant investments in both development tools and engineering-related network infrastructure and systems in the prior year to complete our SlimChip product family offering. We paid $1.2 million in first half 2008 toward technology licenses necessary to complete our SlimChip product family, as compared to $7.8 million in first half 2007. We also made equity investments of $0.7 million in Kineto in first half 2008 and $5.0 million in first half 2007. Investment costs associated with patents increased from $11.4 million in first half 2007 to $15.6 million in first half 2008. This increase reflects a higher level of patent prosecution activity over the past several years, combined with the delay between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.
     Net cash used in financing activities in first half 2008 was $36.3 million compared to $158.5 million in first half 2007. The use of cash in financing activities in both first half 2008 and first half 2007 was primarily due to our respective investments of $36.6 million and $165.4 million to repurchase outstanding shares of our common stock in each period. We received proceeds from option exercises of $1.0 million and $3.7 million in first half 2008 and 2007, respectively. In first half 2008 and 2007, we recorded tax benefits of $0.5 million and $3.3 million, respectively, related to share-based compensation. Financing costs associated with long-term debt and capital leases increased $1.0 million due to payments on new capital leases.
     We had 2.8 million and 2.9 million options outstanding at June 30, 2008 and December 31, 2007, respectively, that had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $33.6 million and $33.1 million of cash proceeds to the Company if they had been fully exercised.
     In December 2007, we entered into a Second Amendment to Credit Agreement resulting in the continuation of our Credit Agreement through December 2009. Under the Second Amendment, borrowings under the Credit Agreement will, at the Company’s option, bear interest at either (1) LIBOR plus 65 basis points or (2) the higher of the prime rate or 50 basis points above the federal funds rate. The customary restrictive financial and operating covenants under the Credit Agreement continue in full force and effect and include, among other things, that the Company is required to (1) maintain certain minimum cash and short-term investment levels, (2) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes with certain adjustments, and (3) limit or prohibit the incurrence of certain indebtedness and liens, judgments above a threshold amount for which a reserve is not maintained and certain other activities outside of the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes, including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. We have not borrowed against the Credit Agreement during this renewal term. Accordingly, as of June 30, 2008, the Company did not have any amounts outstanding under the Credit Agreement.
     Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to the continued evolution of our SlimChip product family and continued investments in enabling capital assets over the balance of 2008. We are capable of supporting these and other operating cash requirements for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the Credit Agreement, as amended. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS
Second Quarter 2008 Compared to Second Quarter 2007
Revenues
     The following table compares second quarter 2008 revenues to revenues in the comparable period from the prior year (in millions):

	Second	Second
	Quarter	Quarter
	2008	2007
Per-unit royalty revenue	$35.4	$34.0
Fixed-fee and amortized royalty revenue	20.5	18.6

Recurring patent licensing royalties	55.9	52.6
Past infringement and other non-recurring royalties	0.3	1.8

Total patent licensing royalties	56.2	54.4
Technology solution revenue	2.5	0.6

Total Revenue	$58.7	$55.0

     Revenues in second quarter 2008 were $58.7 million, compared to $55.0 million in second quarter 2007.
     Recurring patent licensing royalties in second quarter 2008 were $55.9 million, compared to $52.6 million in second quarter 2007. The increase in recurring patent licensing royalties was driven primarily by increases from new and amended licenses with Apple and RIM, respectively. In addition, during second quarter 2008 we amended a license with an existing licensee that resulted in the licensee transitioning from per-unit royalties to a mix of fixed-fee and per-unit royalties. This transition resulted in the one-time recognition of an incremental $1.3 million of revenue in second quarter 2008.
     Technology solutions revenue increased to $2.5 million in second quarter 2008 from $0.6 million in second quarter 2007. The increase in technology solutions revenue is primarily due to activity associated with a first half 2008 license of InterDigital’s SlimChip mobile broadband 3G modem IP to an Asian fabless semiconductor company.
     During second quarter 2008, 56% of our recurring revenue, or $32.5 million, was from licensees that accounted for 10% or more of our recurring revenue and included LG (25%), Sharp Corporation of Japan (18%) and NEC Corporation of Japan (13%).
Operating Expenses
     Excluding a $16.6 million charge in 2007 related to an arbitration award associated with our dispute with Federal, operating expenses increased 8% to $50.9 million in second quarter 2008 from $47.3 million in second quarter 2007. The $3.6 million increase was due to the following net changes in expenses (in millions):

Increase/
(Decrease)
Patent litigation and arbitration	$2.7
Depreciation and amortization	1.9
Personnel related costs	1.8
Patent maintenance	(1.0)
Share-based compensation	(1.0)
Consulting services	(0.9)
Other	0.1

$3.6

     Patent litigation and arbitration increased primarily due to our USITC proceedings against Samsung and Nokia, as well as increased activity in other disputes with Nokia. Patent amortization increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Other depreciation and amortization increased primarily due to the 2007 acquisition of tools and technology licenses to develop our SlimChip product family. Personnel related costs increased in second quarter 2008 primarily due to the addition of internal resources added in 2007 for the development of our SlimChip product family and annual wage increases. The decrease in patent maintenance costs was due to a decline from the high levels of patent reviews performed in second quarter 2007. Share-based compensation decreased primarily due to a decline from the high levels of RSUs outstanding in 2007 corresponding to overlapping RSU cycles. Consulting services decreased primarily due to reduced levels of foundry design support associated with the development of our SlimChip product family.
     The following table summarizes the change in operating expenses by category (in millions):

	Second Quarter	Second Quarter
	2008	2007	Increase (Decrease)
Sales and marketing	$2.0	$1.9	$0.1	5%
General and administrative	5.7	6.1	(0.4)	(7)
Patent administration and licensing	20.5	18.1	2.4	13
Development	22.7	21.2	1.5	7
Arbitration and litigation contingencies	—	16.6	(16.6)	(100)

Total Operating Expense	$50.9	$63.9	$(13.0)	(20)%

Sales and Marketing Expense: The increase in sales and marketing expense was primarily due to commission expense associated with the first design win for our SlimChip baseband IC and reference platform.
General and Administrative Expense: The decrease in general and administrative expense in second quarter 2008 was primarily due to cutbacks in the high levels of legal services, consulting services and temporary personnel costs required to assist with our legal entity reorganization in second quarter 2007.
Patent Administration and Licensing Expense: Patent administration and licensing expense increased primarily due to increased patent litigation and arbitration ($2.7 million) and amortization costs ($0.6 million). These increases were partially offset by decreases in patent maintenance ($1.0 million).
Development Expense: The increase in development expense was primarily attributable to the development of our SlimChip product family, including increased depreciation and amortization ($1.3 million) and personnel-related costs ($0.8 million). These increases were partially offset by reduced consulting services ($0.7 million) driven by the high levels of foundry design support costs we incurred in second quarter 2007.
Arbitration and Litigation Contingencies: In 2007, we accrued non-recurring charges of $16.6 million to our contingent obligations to reimburse Federal under an insurance reimbursement agreement.
Interest and Investment Income, Net
     Net interest and investment income of $1.2 million in second quarter 2008 decreased $1.1 million, or 46%, from $2.3 million in second quarter 2007. The decrease primarily resulted from lower rates of return in second quarter 2008.

First Half 2008 Compared to First Half 2007
Revenues
     The following table compares first half 2008 revenues to revenues in the comparable period from the prior year (in millions):

	First Half	First Half
	2008	2007
Per-unit royalty revenue	$68.1	$72.7
Fixed-fee and amortized royalty revenue	41.2	37.3

Recurring patent licensing royalties	109.3	110.0
Past infringement and other non-recurring royalties	0.8	11.2

Total patent licensing royalties	110.1	121.2
Technology solution revenue	4.6	1.6

Total Revenue	$114.7	$122.8

     Revenues were $114.7 million in first half 2008, compared to $122.8 million in first half 2007. First half 2007 revenues included $11.2 million of non-recurring revenue associated with prior period sales of Sony Ericsson’s covered 2G products identified during a routine audit.
     Recurring patent license royalties were $109.3 million in first half 2008, down from $110.0 million in first half 2007. The decline in recurring patent licensing royalties was driven by the absence of recurring 2G revenues from Ericsson. This loss was partially offset by an $8.0 million increase in recurring revenue from all other new and existing licensees, including Apple and RIM.
     Technology solutions revenue increased to $4.6 million in first half 2008, compared to $1.6 million in first half 2007. The increase in technology solutions revenue is primarily due to activity associated with a first half 2008 license of InterDigital’s SlimChip mobile broadband 3G modem IP to an Asian fabless semiconductor company.
     During first half 2008, 55% of our recurring revenue, or $62.9 million, was from licensees that accounted for 10% or more of our recurring revenue and included LG (25%), Sharp Corporation of Japan (18%) and NEC Corporation of Japan (12%).
Operating Expenses
     Excluding an adjustment in 2008 to reduce a litigation contingency associated with the ongoing UKII case by $1.2 million and a $16.6 million charge in 2007 related to an arbitration award associated with our dispute with Federal, operating expenses increased 7% to $97.2 million in first half 2008 from $90.9 million in first half 2007. The $6.3 million increase was due to the following net changes in expenses (in millions):

Increase/
(Decrease)
Patent litigation and arbitration	$9.4
Depreciation and amortization	4.0
Personnel related costs	2.8
Long-term cash incentives	2.0
Insurance reimbursement	(5.2)
Consulting services	(3.5)
Share-based compensation	(1.8)
Patent maintenance	(1.0)
Other	(0.4)

$6.3

     Patent litigation and arbitration increased primarily due to our USITC proceedings against Samsung and Nokia, as well as increased activity in other disputes with Nokia. Patent amortization increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Other depreciation and amortization increased due primarily to the 2007 acquisition of tools and technology licenses to develop our SlimChip product family. Personnel-related costs increased in 2008 primarily due to the addition of internal resources added in 2007 for the development of our SlimChip product family and annual wage increases. The increase in long-term cash incentives (“Cash LTIP”) costs resulted from overlapping Cash LTIP cycles under our Long-Term Compensation Plan (“LTCP”), while share-based compensation decreased due to a decline from the high levels of RSUs outstanding in 2007 corresponding to overlapping RSU cycles under the LTCP. These increases in operating expenses were partially offset by a $6.9 million insurance receipt to reimburse us for a portion of our defense costs in certain litigation with Nokia. This reimbursement was $5.2 million greater than a related reimbursement recorded in first half 2007. The decrease in consulting services resulted from reduced levels of foundry design support associated with the development of our SlimChip product family and legal entity reorganization costs incurred in first half 2007 that were not repeated in first half 2008. The decrease in patent maintenance costs was due to a decline from the high levels of patent reviews performed in first half 2007.
     The following table summarizes the change in operating expenses by category (in millions):

	First Half	First Half	Increase
	2008	2007	(Decrease)
Sales and marketing	$4.4	$4.0	$0.4	12%
General and administrative	11.4	12.6	(1.2)	(10)
Patent administration and licensing	35.5	31.3	4.2	13
Development	45.9	43.0	2.9	7
Arbitration and litigation contingencies	(1.2)	16.6	(17.8)	(107)

Total Operating Expense	$96.0	$107.5	$(11.5)	(11)%

Sales and Marketing Expense: The increase in sales and marketing expense was primarily due to commission expense associated with the first design win for our SlimChip baseband IC and reference platform, as well as other personnel costs.
General and Administrative Expense: The decrease in general and administrative expense in first half 2008 was primarily due to cutbacks in the high levels of legal services, consulting services and temporary personnel costs required to assist with our legal entity reorganization in first half 2007.
Patent Administration and Licensing Expense: Patent administration and licensing expense increased primarily due to increased patent litigation and arbitration ($9.4 million) and amortization costs ($1.3 million). These increases were partially offset by the $5.2 million increase in insurance reimbursements related to our defense costs in certain litigations with Nokia and a $2.2 million reduction in consulting services and patent maintenance.
Development Expense: The increase in development expense was primarily attributable to the development of our SlimChip product family, including increased depreciation and amortization ($2.7 million) and personnel-related costs ($2.2 million). These increases were partially offset by reduced consulting services ($2.4 million) driven by the high levels of foundry design support costs we incurred in second quarter 2007.
Arbitration and Litigation Contingencies: In 2007, we accrued non-recurring charges of $16.6 and $7.8 million associated with respective contingent obligations to reimburse Federal under an insurance reimbursement agreement and for potential reimbursement to Nokia of a portion of its attorney’s fees associated with the UKII case. In first half 2008, we recognized a credit of $1.2 million associated with the reduction of our contingent obligation to reimburse Nokia based on new information about Nokia’s attorney’s fees incurred in the case. See Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and Investment Income, Net
     Net interest and investment income of $1.7 million in first half 2008 decreased $3.2 million, or 66%, from $4.9 million in first half 2007. The decrease primarily resulted from a $0.7 million write-down of our investment in Kineto and lower rates of return in first half 2008.
Expected Trends
     As we move closer to full commercialization of our SlimChip product, we expect that development spending related to new product and customer activities will drive an 8%-12% sequential increase in third quarter operating expenses, excluding arbitration and litigation. Also in the third quarter 2008, we will recognize a $2.6 million one-time reduction in expenses related to the recent resolution of the United Kingdom legal actions with Nokia. Lastly, our book tax rate for the second half of the year is expected to approximate 35%.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “will,” “expect,” “anticipate” “continue to,” “likely” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations, if any;

•	Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our June 30, 2008 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing and outcome of our various litigation and administrative matters;

•	Continuing repurchases under our most recent $100 million share repurchase program;

•	The valuation of our investment in Kineto;

•	Our expectation for modest growth in operating cash needs related to the continued evolution of our SlimChip product family;

•	Our expectation that we will not need additional financing beyond that available under the Credit Agreement; and

•	Third quarter 2008 operating expenses (excluding patent arbitration and litigation costs), patent arbitration and litigation costs and our book tax rate for second half 2008.
     Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2007 Form 10-K. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2007 Form 10-K.
Item 4. CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information required by this Item is incorporated by reference to Note 6, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS.
     In addition to factors set forth in “Statement Pursuant to the Private Securities Litigation Reform Act of 1995 – Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A of our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during second quarter 2008:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of		Announced Plans or	Purchased Under the
	Shares (or Units)	Average Price Paid	Programs	Plans or Programs
Period	Purchased	per Share (or Unit)	(1)	(2)
April 1, 2008 – April 30, 2008	572,446	$19.67	572,446	$52,697,487
May 1, 2008 – May 31, 2008	280,799	$23.00	280,799	$46,240,221
June 1, 2008 – June 30, 2008	31,200	$24.88	31,200	$45,463,980

Total	884,445	$20.91	884,445	$45,463,980

(1)	Shares were repurchased under a $100 million share repurchase program, authorized by the Board of Directors on October 29, 2007 with no expiration date. The Company may repurchase shares under the 2007 $100 million share repurchase program through open market purchases, pre-arranged trading plans or privately negotiated purchases.

(2)	Amounts shown in this column reflect amounts remaining under the 2007 $100 million share repurchase program referenced in Note 1 above.
From July 1, 2008 through July 31, 2008, we repurchased an additional 0.4 million shares for $7.5 million, to bring the cumulative repurchase totals to 3.1 million shares at a cost of $62.1 million under our 2007 $100 million share repurchase program.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At our 2008 Annual Meeting of Shareholders (the “Meeting”) held on June 5, 2008, our Shareholders elected Messrs. Harry G. Campagna, Steven T. Clontz and Edward B. Kamins as directors of the Company and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the year ending December 31, 2008. Our Shareholders elected Mr. Campagna as a director by a vote of 31,434,218 shares in favor and 9,717,152 shares withheld. Our Shareholders elected Mr. Clontz as a director by a vote of 35,758,902 shares in favor and 5,392,468 shares withheld. Our Shareholders elected Mr. Kamins as a director by a vote of 35,821,943 shares in favor and 5,329,427 shares withheld. Messrs. D. Ridgely Bolgiano, William J. Merritt, Robert S. Roath and Robert W. Shaner also continue to serve their terms as directors of the Company. The vote ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the year ending December 31, 2008 was 40,563,873 shares in favor, 537,977 shares against, 49,520 shares abstaining and no broker non-votes.
Item 6. EXHIBITS.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
* Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: August 8, 2008	/s/ WILLIAM J. MERRITT William J. Merritt
President and Chief Executive Officer

Date: August 8, 2008	/s/ SCOTT A. MCQUILKIN Scott A. McQuilkin
Chief Financial Officer

Date: August 8, 2008	/s/ RICHARD J. BREZSKI Richard J. Brezski
Chief Accounting Officer
EXHIBIT INDEX

*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
* Incorporated by reference to the previous filing indicated.