Form 10-Q
period 2008-09-30
InterDigital, Inc.
filed 2008-11-04
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes    ☐    No    ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	43,216,307
Title of Class	Outstanding at October 28, 2008

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

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,375	$92,018
Short-term investments	62,291	85,449
Accounts receivable	30,963	130,880
Deferred tax assets	50,791	43,734
Prepaid and other current assets	11,181	19,332

Total current assets	280,601	371,413

PROPERTY AND EQUIPMENT, NET	22,013	24,594
PATENTS, NET	99,330	87,092
DEFERRED TAX ASSETS	7,688	14,834
OTHER NON-CURRENT ASSETS, NET	36,829	36,952

	165,860	163,472

TOTAL ASSETS	$446,461	$534,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,602	$1,311
Accounts payable	17,927	40,850
Accrued compensation and related expenses	21,862	10,476
Deferred revenue	82,890	78,899
Taxes payable	671	15,675
Other accrued expenses	8,782	9,973

Total current liabilities	133,734	157,184

LONG-TERM DEBT	1,394	2,406
LONG-TERM DEFERRED REVENUE	213,549	224,545
OTHER LONG-TERM LIABILITIES	7,935	13,683

TOTAL LIABILITIES	356,612	397,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 65,775 and 65,292 shares issued and 43,579 and 46,497 shares outstanding	658	653
Additional paid-in capital	469,370	465,599
Retained Earnings	155,686	133,308
Accumulated other comprehensive (loss) income	(35)	206

	625,679	599,766
Treasury stock, 22,196 and 18,795 shares of common held at cost	535,830	462,699

Total shareholders’ equity	89,849	137,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$446,461	$534,885

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2008	2007	2008	2007
REVENUES	$55,059	$56,548	$169,792	$179,372

OPERATING EXPENSES:
Sales and marketing	1,855	1,808	6,292	5,783
General and administrative	5,498	5,396	16,878	18,066
Patents administration and licensing	13,310	17,997	48,797	49,277
Development	24,088	20,841	69,967	63,818
Arbitration and litigation contingencies	(2,740)	—	(3,940)	16,612

	42,011	46,042	137,994	153,556

Income from operations	13,048	10,506	31,798	25,816

OTHER INCOME:
Interest and investment income, net	1,117	2,095	2,786	7,000

Income before income taxes	14,165	12,601	34,584	32,816

INCOME TAX PROVISION	(4,956)	(3,884)	(12,206)	(10,836)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$9,209	$8,717	$22,378	$21,980

NET INCOME PER COMMON SHARE — BASIC	$0.21	$0.18	$0.49	$0.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	44,708	47,152	45,494	47,954

NET INCOME PER COMMON SHARE — DILUTED	$0.20	$0.18	$0.48	$0.44

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	45,813	48,774	46,507	49,840

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,378	$21,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,119	15,572
Deferred revenue recognized	(92,156)	(88,248)
Increase in deferred revenue	85,151	157,603
Deferred income taxes	89	(11,212)
Share-based compensation	4,256	6,991
Investment Write-down	745	—
Other	44	73
Decrease (increase) in assets:
Receivables	99,917	7,454
Deferred charges	1,370	2,195
Other current assets	8,799	(3,385)
(Decrease) increase in liabilities:
Accounts payable	(32,188)	15,997
Accrued compensation	2,466	289
Accrued taxes payable	(15,004)	8,629
Other accrued expenses	(1,191)	(322)

Net cash provided by operating activities	105,795	133,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(114,103)	(85,883)
Sales of short-term investments	136,956	100,446
Purchases of property and equipment	(4,357)	(12,037)
Capitalized patent costs	(20,746)	(15,853)
Capitalized technology license costs	(3,474)	(20,284)
Long-term investments	(651)	(5,000)

Net cash used by investing activities	(6,375)	(38,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	1,700	6,367
Payments on long-term debt, including capital lease obligations	(1,522)	(1,153)
Repurchase of Common Stock	(67,233)	(165,356)
Tax benefit from share-based compensation	992	5,043

Net cash used by financing activities	(66,063)	(155,099)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,357	(60,094)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,018	166,385

CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,375	$106,291

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our”) as of September 30, 2008, the results of our operations for the three and nine months ended September 30, 2008 and 2007 and our cash flows for the nine months ended September 30, 2008 and 2007. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
     During third quarter 2008, we recognized an immaterial out-of-period charge of $0.7 million related to payroll taxes, most of which should have been recognized ealier in 2008.
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
     FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Income Statements.
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
3. TECHNOLOGY SOLUTIONS AGREEMENTS:
     We account for portions of our technology solutions agreements using the proportional performance method. During third quarter 2008 and 2007, we recognized related revenue of approximately $0.7 million and $0.2 million, respectively, using the proportional performance method. During first nine months 2008 and 2007, we recognized related revenue of approximately $4.1 million and $0.9 million, respectively, using the proportional performance method. Our accounts receivable at September 30, 2008 and December 31, 2007 included unbilled amounts of $2.1 million and $0.3 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.
4. INCOME TAXES:
     In first nine months 2008, our effective tax rate was approximately 35% based on the statutory federal tax rate net of permanent differences. During first nine months 2007, our effective tax rate was 33% based on the statutory federal tax rate net of permanent differences, including a research and development credit associated with our 2007 development activity.
     During first nine months 2008, we paid approximately $15.9 million of foreign withholding tax. We previously established a corresponding deferred tax asset related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.
     We expect our effective tax rate will benefit in fourth quarter 2008 from the October 2008 renewal of the the U.S. Research and Experimental credit. Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under SFAS No. 123(R), Share-Based Payment. However, we cannot predict if, when or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to avail ourselves fully of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified, thereby reducing the book tax expense in that period.

5. NET INCOME PER SHARE:
     The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income per share — basic:

Net income available to Common Shareholders	$9,209	44,708	$0.21	$8,717	47,152	$0.18
Effect of dilutive options, warrants and RSUs	—	1,105	(0.01)	—	1,622	—

Net income per share — diluted:

Net income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$9,209	45,813	$0.20	$8,717	48,774	$0.18

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income per share — basic:

Net income available to Common Shareholders	$22,378	45,494	$0.49	$21,980	47,954	$0.46
Effect of dilutive options, warrants and RSUs	—	1,013	(0.01)	—	1,886	(0.02)

Net income per share — diluted:

Net income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$22,378	46,507	$0.48	$21,980	49,840	$0.44
     For each of the three and nine months ended September 30, 2008, options to purchase approximately 0.8 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
     For the three and nine months ended September 30, 2007, options to purchase approximately 0.6 million and 0.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

6. LITIGATION AND LEGAL PROCEEDINGS:
Samsung and Nokia United States International Trade Commission (“USITC” or the “Commission”) Proceedings and Related Delaware District Court Proceedings
     On February 13, 2008, Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC (“IDC”) and InterDigital Technology Corporation (“ITC”) (collectively, for purposes of the Samsung and Nokia United States International Trade Commission Proceedings and Related Delaware District Court Proceedings described herein, “InterDigital”) from proceeding with the USITC investigation with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the USITC investigation. Nokia raised in this preliminary injunction action the same arguments it raised in its motion to terminate the USITC investigation, namely that InterDigital allegedly must first arbitrate its alleged license dispute with Nokia and that Nokia has not waived arbitration of this defense. In this Southern District Action, Nokia also sought to compel InterDigital to arbitrate its alleged license dispute with Nokia and, in the alternative, seeks a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On March 7, 2008, InterDigital filed a motion to dismiss Nokia’s claim in the alternative that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. The District Court has not acted on InterDigital’s motion to dismiss.
     On February 8, 2008, Nokia filed a motion for summary determination in the USITC that InterDigital cannot show that a domestic industry exists in the United States as required to obtain relief. Samsung Electronics Co. Ltd. and certain of its affiliates (collectively, “Samsung”) joined this motion. InterDigital opposed this motion. On February 14, 2008, InterDigital filed a motion for summary determination that InterDigital satisfies the domestic industry requirement based on its licensing activities. On February 26, 2008, InterDigital filed a motion for summary determination that it has separately satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital’s chipset product that practices the asserted patents. Samsung and Nokia opposed these motions. On March 17, 2008, Samsung and Nokia filed a motion to strike any evidence concerning InterDigital’s product and to preclude InterDigital from introducing any such evidence in relation to domestic industry at the evidentiary hearing. On March 26, 2008, the Administrative Law Judge granted InterDigital’s motion for summary determination that it has satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital’s chipset product that practices the asserted patents and denied Samsung’s motion to strike and preclude introduction of evidence concerning InterDigital’s domestic industry product.
     On February 27, 2008, Nokia filed a motion to extend the date by which the USITC should issue its final determination (the “Target Date”) in the USITC proceeding. Samsung joined Nokia’s motion. InterDigital opposed this motion. On March 11, 2008, the Administrative Law Judge denied Nokia’s motion to extend the Target Date.
     On March 15, 2008, Samsung moved for summary determination of invalidity with respect to Claim 7 of U.S. Patent No. 6,674,791 on the grounds that the claimed invention was anticipated. On April 22, 2008, the Administrative Law Judge granted Samsung’s summary determination motion that Claim 7 (the only asserted claim) of the ‘791 patent was invalid and issued an Initial Determination to that effect, finding no violation by Samsung as to this ‘791 patent. On April 29, 2008, InterDigital filed a Petition to have the full Commission review the Administrative Law Judge’s Initial Determination. InterDigital asked the Commission to reverse the Initial Determination as being based on a legal error in construing the asserted claim. Samsung opposed InterDigital’s Petition. The ‘791 patent was asserted against only Samsung, and the resolution of this issue has no bearing on the case against Nokia. On May 30, 2008, the Commission issued a notice reversing and remanding the Administrative Law Judge’s Initial Determination of invalidity of Claim 7 of the ‘791 patent.
     On March 17, 2008, Samsung moved for summary determination on its defense of equitable estoppel, and Samsung and Nokia jointly moved for summary determination that U.S. Patent No. 6,693,579, which is asserted against both Samsung and Nokia, is invalid. InterDigital opposed these motions. On April 14, 2008, the Administrative Law Judge denied Samsung’s motion for summary determination of Samsung’s defense of equitable estoppel, and also denied Samsung and Nokia’s joint motion for summary determination that the ‘579 patent is invalid.
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

     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the Order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision was rendered in the context of a preliminary injunction and does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding is dispositive of any claim for arbitration of Nokia’s alleged license defense and requesting the District Court to address InterDigital’s entitlement to recover against the $500,000 bond posted by Nokia as well as InterDigital’s pending motion to dismiss Nokia’s claim in the alternative for a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation). The District Court has not yet acted on the parties’ filings.
     On June 24, 2008, the Administrative Law Judge entered summary determination in the Samsung investigation (337-TA-601) on InterDigital’s motion that InterDigital has satisfied the domestic industry requirement based on its licensing activities. Samsung requested review of this decision by the full Commission. On July 25, 2008, the full Commission issued a notice that it would not review the Administrative Law Judge’s Initial Determination that a licensing-based domestic industry exists. As a result, the Administrative Law Judge’s Initial Determination of this issue has become the decision of the full Commission.
     The evidentiary hearing in the Samsung investigation (337-TA-601) commenced on July 8, 2008 and concluded on July 15, 2008. As a result of the USITC’s decision on the ‘791 patent, the hearing involved all five of the patents asserted against Samsung. In opening statements InterDigital reiterated its position that Samsung has violated Section 337 by engaging in unfair trade practices by selling for importation, importing into the United States, and selling after importation certain 3G handsets and components that infringe five of InterDigital’s patents. As anticipated, Samsung argued that no exclusion order should be entered against Samsung’s 3G WCDMA handsets or components. In filings made prior to and after the hearing, the Staff of the USITC’s Office of Unfair Import Investigations (the “Staff”) supported InterDigital on some issues and Samsung on others but ultimately recommended a finding of no Section 337 violation. The Staff recommendation is not binding on either the Administrative Law Judge or on the USITC. Typically, the Administrative Law Judge’s final determination does not fully align with that of the Staff. In this case, as in other cases, the Staff position on certain key issues has not been adopted by the Administrative Law Judge and the USITC. InterDigital, Samsung and the Staff completed their post-hearing filings on August 18, 2008. The final Initial Determination of the Administrative Law Judge is expected by November 25, 2008, and the Final Determination of the USITC is expected by March 25, 2009.
     On September 24, 2008, InterDigital filed a motion to lift the stay of the Nokia investigation (337-TA-613) based on the issuance of the Second Circuit’s mandate reversing the preliminary injunction granted to Nokia. The Administrative Law Judge granted InterDigital’s motion on September 25, 2008 and lifted the stay. On October 7, 2008, the Administrative Law Judge issued an Order in the Nokia investigation setting the evidentiary hearing for May 26-29, 2009. On October 10, 2008, the Administrative Law Judge issued an Order resetting the Target Date for the USITC’s Final Determination in the Nokia investigation to December 14, 2009, and requiring a final Initial Determination by the Administrative Law Judge to be entered no later than August 14, 2009.
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
     On July 31, 2008, as discussed above, the United States Court of Appeals for the Second Circuit reversed the district court’s grant of an order requiring InterDigital to submit the TDD issue to arbitration, finding that Nokia waived any right to arbitrate the issue. InterDigital believes that Nokia should not be permitted to continue to pursue this arbitration in light of the Second Circuit’s finding of waiver and has requested that the arbitration be dismissed. Nokia has asserted that the Second Circuit’s decision is not a final decision on the issue of waiver, and that Nokia may submit the waiver issue to the arbitral tribunal or, as indicated above, to the District Court on remand. On October 27, 2008, the arbitral tribunal notified the parties that the drafting of the Terms of Reference for the arbitration is postponed until such time as the status conference before Judge Batts in the U.S. District Court for the Southern District of New York has been held (see “Samsung and Nokia United States International Trade Commission (‘USITC’ or the ‘Commission’) Proceedings and Related Delaware District Court Proceedings” above).
Nokia UKII and UKIII Actions
     On March 14, 2008, Nokia applied to the English High Court of Justice, Chancery Division, Patents Court (“English High Court”) to stay the action initiated by ITC in December 2006 (“UKIII”) with respect to six Nokia patents that are subject to opposition proceedings brought by a third party before the European Patent Office. ITC opposed Nokia’s application for a stay. On April 8, 2008, the Court denied Nokia’s application for a stay.

     During the proceedings in the action before the English High Court initiated by Nokia in July 2005 (“UKII”), Nokia made statements to the Court that it was not licensed under any InterDigital patents. After judgment, Nokia claimed to be licensed to an undetermined number of InterDigital patents. On April 3, 2008, InterDigital applied to re-open the English High Court’s judgment on the issue of discretion, and the hearing of this application was scheduled for September 15, 2008.
     In the UKIII action, the Court had scheduled a preliminary hearing for June 30, 2008 with respect to whether the Judge should exercise his discretion to issue the declaration being sought by ITC. Trial in the UKIII action was scheduled to begin in the fourth quarter of 2008.
     The UKII and UKIII actions, relating to the essentiality of both ITC and Nokia patents registered in the United Kingdom, were brought to an end on July 2, 2008, pursuant to a confidential agreement between the parties. The UKIII preliminary hearing scheduled for June 30, 2008 did not commence before the action was ended.
     During first half 2008, we reduced our accrual for the potential reimbursement of Nokia’s attorney’s fees associated with the UKII action from $7.8 million, which was accrued in 2007, to $6.6 million. As a result of the resolutions of the UKII and UKIII actions, we recognized a $2.6 million one-time reduction to expenses in third quarter 2008.
Samsung 2nd Arbitration and Related Confirmation Proceeding
     On February 25, 2008, Samsung Electronics Co., Ltd. (“Samsung Electronics”) filed a motion to stay its appeal with the United States Court of Appeals for the Second Circuit and vacate the current briefing schedule pending the outcome of the Samsung 3rd Arbitration (described below). Samsung Electronics and InterDigital Communications Corporation (now IDC) and ITC (collectively, for purposes of the Samsung 2nd Arbitration and Related Confirmation Proceeding described herein, “InterDigital”) subsequently submitted briefing on the merits of Samsung Electronics’ appeal.
     On May 14, 2008, the U.S. Court of Appeals for the Second Circuit granted Samsung Electronics’ motion to stay the appeal pending a decision in the Samsung 3rd Arbitration on whether Samsung Electronics is entitled to elect and have its royalties determined by reference to the April 2006 Nokia Settlement, which implemented a June 2005 Nokia arbitration Award (the “Nokia Settlement”), but the Court further provided that in the event there was not a decision in the Samsung 3rd Arbitration by July 1, 2008, any party may move to vacate the stay. On July 2, 2008, InterDigital filed a motion to vacate the stay. On July 14, 2008, Samsung Electronics filed an opposition to InterDigital’s motion to vacate the stay.
     On July 16, 2008, as discussed below, InterDigital received notice that the arbitral tribunal in the Samsung 3rd Arbitration issued a Partial Final Award finding, inter alia, that Samsung Electronics is not entitled to any new royalty rate adjustment based on the Nokia Settlement. Following the issuance of the Partial Final Award, Samsung Electronics submitted a letter to the U.S. Court of Appeals for the Second Circuit advising the Court that the Samsung 3rd Arbitration does not moot its appeal and that it no longer opposes InterDigital’s motion to vacate the stay. On September 3, 2008, the Court granted InterDigital’s motion to vacate the stay, and has indicated that oral argument on the merits of Samsung Electronics’ appeal will take place on December 17, 2008.
Samsung 3rd Arbitration
     In February 2008, the arbitral tribunal heard oral argument on the issue of whether Samsung Electronics is entitled to elect the Nokia Settlement. On July 16, 2008, InterDigital received notice that the arbitral tribunal issued a Partial Final Award finding that Samsung Electronics is not entitled to an adjustment of its royalty obligations based on the Nokia Settlement. In light of this decision, the arbitral tribunal ordered the parties to attempt to reach agreement regarding the amount of royalties Samsung Electronics owes for its 2G/2.5G sales in 2006. If the parties are able to reach an agreement, the tribunal will order payment of the stipulated amount. If the parties are unable to reach an agreement on the amount of royalties Samsung Electronics owes for its 2G/2.5G sales in 2006, the parties will need to present evidence and/or argument in a further phase of this arbitration. To date, the tribunal has neither determined that any such further phase of the arbitration is necessary nor set a schedule for such further phase.
Federal
     On March 24, 2008, the United States District Court for the Eastern District of Pennsylvania: (i) granted the motion by Federal Insurance Company (“Federal”) to confirm the arbitration award; and (ii) denied the motion by InterDigital Communications Corporation (now IDC) and ITC (collectively, for purposes of the Federal arbitration described herein, “InterDigital” or the “Company”) to stay confirmation of the arbitration award pending adjudication of InterDigital’s claim for recoupment based on Federal’s bad faith breach of its duties as InterDigital’s insurer. On April 1, 2008, InterDigital filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In order to stay execution on Federal’s judgment pending appeal, InterDigital deposited $23 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until decision by the Court of Appeals. On April 10, 2008, the Court extended Federal’s deadline for seeking costs and fees until after conclusion of the appeal.
     On May 6, 2008, the Court of Appeals assigned the matter for mediation in the Court of Appeals mediation program. The mediation program concluded without any settlement. Consequently, InterDigital and Federal have commenced briefing the appeal.
     On July 7, 2008, the Company filed its opening brief, seeking reversal of the District Court’s refusal to hear InterDigital’s recoupment claim and remand to the District Court for adjudication of such claim as a set-off to Federal’s arbitration award. Federal’s brief was filed on August 6, 2008. The Company’s reply brief was filed on August 20, 2008. The Court of Appeals has indicated that it will hear oral argument in either December 2008 or January 2009.
     At the time of the second quarter 2007 judgment we recorded an expense of approximately $16.6 million, which represents the total amount of the Award, less the amount of a previously accrued liability of $3.4 million. We have also accrued post-judgment interest of $1.5 million ($0.8 million during first nine months 2008) and reported such interest expense within the interest and investment income, net, line item of our Statement of Income.

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
7. REPURCHASE OF COMMON STOCK:
     In 2006, our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock (the “2006 Repurchase Program”). In October 2007, our Board of Directors authorized a new $100.0 million share repurchase program (the “2007 Repurchase Program”). The Company may repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During first nine months 2007, we completed the 2006 Repurchase Program through the repurchase of 4.8 million shares of common stock for $157.7 million. During first nine months 2008, we repurchased approximately 3.4 million shares for $73.1 million under the 2007 Repurchase Program, for a total of 4.4 million shares repurchased for $91.6 million since the inception of the 2007 Repurchase Program. At September 30, 2008 and December 31, 2007, we accrued approximately $6.7 million and $0.8 million, respectively, associated with our obligation to settle repurchases made late in the quarters ended on such dates.
     We completed the 2007 Repurchase Program in early fourth quarter 2008 through the repurchase of an additional 0.4 million shares for $8.4 million, bringing the cumulative repurchase totals under the program to 4.7 million shares at a cost of $100.0 million.
8. COMPREHENSIVE INCOME:
     The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months
	Ended September 30,
	2008	2007
Net income	$9,209	$8,717
Unrealized (loss) gain on investments	(227)	145

Total comprehensive income	$8,982	$8,862

	For the Nine Months
	Ended September 30,
	2008	2007
Net income	$22,378	$21,980
Unrealized (loss) gain on investments	(241)	147

Total comprehensive income	$22,137	$22,127

9. INVESTMENTS IN OTHER ENTITIES:
     In first nine months 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). We do not have significant influence over Kineto and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the investee reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.
     In first quarter 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto by its investors. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences.

10. INSURANCE REIMBURSEMENT:
     In first nine months 2008 and 2007, we received payments from insurance providers of $6.9 million and $1.7 million, respectively, to reimburse us for portions of our defense costs in certain litigation with Nokia. These amounts reduced our patent administration and licensing expenses in first nine months 2008 and 2007.
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

	Fair value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper*	$—	$35,441	$—	$35,441
U.S. government agency instruments	30,109	—	—	30,109
Corporate bonds	—	12,069	—	12,069

	$30,109	$47,510	$—	$77,619

*	Includes $15.3 million of commercial paper that is included within cash and cash equivalents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to our 2007 Form 10-K as filed with the SEC on February 29, 2008, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms for a list and detailed description of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
Patent Licensing
     In third quarter 2008, our recurring patent licensing royalties of $51.6 million decreased by $4.3 million from second quarter 2008 due to decreased royalties from our Japanese licensees and a one-time contribution to second quarter 2008 recurring patent license royalties of $1.3 million associated with one of our licensees transitioning from per-unit royalties to a mix of per-unit and fixed-fee royalties.
     We continue to be optimistic about the fundamental growth prospects for the 3G handset market which bodes well for our business model. While the weakening global economic conditions may continue to put pressure in the near-term on royalties from those licensees with per-unit contracts, our mix of fixed and per unit agreements provides better stability in times such as these. More importantly, we remain confident in our ability to successfully add substantial new licensees, which could significantly increase our royalty revenues.
SlimChip
     In third quarter 2008, we recognized approximately $2.2 million of technology solutions revenue associated with royalties from our 3G protocol stack and engineering services provided under a license for our SlimChip 3G modem IP. Our SlimChip baseband technology continues to generate a great deal of interest from potential customers and partners. While we are pleased with the progress of SlimChip, the landscape of suppliers and customers of digital baseband technology is evolving rapidly and we must keep pace with this change. Consequently, we are evaluating a number of options for the modem business in line with our focus to create shareholder value. These options could include an acquisition or a partnership to achieve the appropriate scale needed to succeed in the market, as well as the sale of that part of our business to a company that requires a world class modem solution.
Litigation and Arbitration
     Please see Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following matters:
USITC
     In March 2007, we filed a complaint against Samsung in the USITC seeking an exclusion order barring Samsung from importing certain unlicensed 3G handsets into the United States. In August 2007, we filed a complaint against Nokia in the USITC seeking an exclusion order barring Nokia from importing certain unlicensed 3G handsets into the United States. Subsequently, Nokia successfully sought to consolidate the two investigations in the USITC.
     Nokia then unsuccessfully sought to terminate or stay the USITC investigation against it on the ground that Nokia and InterDigital must first arbitrate an alleged dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. After that effort failed, Nokia sought and obtained a preliminary injunction in the U.S. District Court for the Southern District of New York preventing us from proceeding in the USITC against Nokia. Shortly after the issuance of the preliminary injunction, the Nokia USITC investigation was stayed, and the Nokia and Samsung USITC investigations were de-consolidated, which permitted the Samsung USITC investigation to move forward.
     The evidentiary hearing for the Samsung USITC investigation took place between July 8, 2008 and July 15, 2008. The final Initial Determination of the Administrative Law Judge in the Samsung USITC investigation is expected by November 25, 2008, and the Final Determination of the USITC is expected by March 25, 2009.
     On July 31, 2008, the Second Circuit reversed the preliminary injunction obtained by Nokia. In September 2008, the Administrative Law Judge lifted the stay in the Nokia USITC investigation, and thereafter issued the following schedule for the investigation:

•	Evidentiary Hearing	May 26 – 29, 2009
•	Initial Determination by Administrative Law Judge	no later than August 14, 2009
•	Final Determination by USITC	December 14, 2009
     Both Samsung and Nokia continue to vigorously contest the USITC proceedings against them, and we have been, and will continue to be, required to expend substantial amounts to continue these and related proceedings. The timing and magnitude of these expenditures remain unpredictable.

Samsung 3rd Arbitration
     On July 16, 2008, InterDigital received notice that an arbitral tribunal issued a Partial Final Award finding that Samsung is not entitled to an adjustment of its royalty obligations to us based on the Nokia Settlement. We believe the resolution of this dispute is an important step in collecting from Samsung a previously issued arbitration award that has grown to over $150 million, including interest, plus additional amounts for royalties on Samsung’s sales of licensed products in 2006.
Nokia UKII and UKIII
     On July 2, 2008, the UKII and UKIII actions, relating to the essentiality of both InterDigital and Nokia patents registered in the United Kingdom, were brought to an end pursuant to a confidential agreement between the parties. During first half 2008, we had reduced our accrual for the potential reimbursement of Nokia’s attorney’s fees associated with the UKII action from $7.8 million, which was accrued in 2007, to $6.6 million. As a result of the resolutions of the UKII and UKIII actions, in third quarter 2008, we recognized a final reduction to this accrual of $2.6 million and a related one-time reduction to our operating expenses of the same amount.
Comparability of Financial Results
     When comparing third quarter 2008 financial results against other periods, the following items should be taken into consideration:
•	Our third quarter 2008 revenue included $1.3 million related to the resolution of an audit of one of our licensees.
•	Our third quarter 2008 operating expenses included a $2.7 million credit adjustment to reduce a litigation contingency accrual.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2007 Form 10-K.
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
FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Income Statements.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     We generated positive cash flow from operating activities of $105.8 million in first nine months 2008 compared to $133.6 million in first nine months 2007. The positive operating cash flow in first nine months 2008 arose principally from receipts of approximately $257.7 million related to 2G and 3G patent licensing agreements. These receipts included the third of three $95.0 million payments from LG Electronics (“LG”), a new prepayment of $29.6 million from an existing licensee, and $51.4 million of prepayments and $81.7 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and share-based compensation) of $112.6 million, an estimated federal tax payment of $3.0 million, foreign source withholding taxes of $15.9 million, payment of $23.0 million to post a bond for the Federal arbitration award and changes in working capital during first nine months 2008. The positive operating cash flow in first nine months 2007 arose principally from receipts of approximately $254.5 million related to 2G and 3G patent licensing agreements. These receipts included the second of three $95.0 million payments from LG, $11.2 million non-recurring payments from Sony Ericsson, a new prepayment of $23.5 million from an existing licensee, $41.5 million of prepayments and $83.3 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $131.0 million, cash payments for foreign source withholding taxes of $16.0 million and changes in working capital during first nine months 2007.
     Our combined short-term and long-term deferred revenue balance at September 30, 2008 was $296.4 million, a $7.0 million decrease from December 31, 2007. In first nine months 2008, we recorded gross increases in deferred revenue of $85.2 million. This amount consisted of $81.7 million related to the recognition of new fixed-fee payments and prepayments from six existing licensees and increases in deferred revenue related to technology solutions payments. These increases were offset, in part, by first nine months 2008 deferred revenue recognition of $64.5 million related to the amortization of fixed-fee royalty payments, $24.5 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees), and the recognition of deferred revenue related to technology solutions agreements. We have no material obligations associated with our deferred revenue balances.
     Based on current agreements, we expect the amortization of fixed-fee royalty payments and the recognition of deferred technology solutions revenue to reduce our September 30, 2008 deferred revenue balance of $296.4 million by $82.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against remaining prepaid balances.
     In first nine months 2008, we used $6.4 million in investing activities compared to $38.6 million in first nine months 2007. We sold $22.9 million of short-term marketable securities, net of purchases, in first nine months 2008. We sold $14.6 million of short-term marketable securities, net of purchases, in first nine months 2007. This change resulted primarily from the need to fund higher working capital needs in first nine months 2008, including payment of $23.0 million to post a bond for the Federal arbitration award. Purchases of property and equipment decreased to $4.4 million in first nine months 2008 from $12.0 million in first nine months 2007 due to significant investments in both development tools and engineering-related network infrastructure and systems in the prior year to complete our SlimChip product family offering. We paid $3.5 million in first nine months 2008 toward technology licenses necessary to complete our SlimChip product family, as compared to $20.3 million in first nine months 2007. We also made equity investments of $0.7 million in Kineto in first nine months 2008 and $5.0 million in first nine months 2007. Investment costs associated with patents increased from $15.9 million in first nine months 2007 to $20.7 million in first nine months 2008. This increase reflects a higher level of patent prosecution activity over the past several years, combined with the delay between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.
     Net cash used in financing activities in first nine months 2008 was $66.1 million compared to $155.1 million in first nine months 2007. The use of cash in financing activities in both first nine months 2008 and first nine months 2007 was primarily due to our respective investments of $67.2 million and $165.4 million to repurchase outstanding shares of our common stock in each period. We received proceeds from option exercises of $1.7 million and $6.4 million in first nine months 2008 and 2007, respectively. In first nine months 2008 and 2007, we recorded tax benefits of $1.0 million and $5.0 million, respectively, related to share-based compensation. Our principal payments associated with long-term debt and capital leases increased $0.4 million due to payments on new capital leases.
     We had 2.8 million options outstanding at September 30, 2008 and 2.9 million options outstanding at December 31, 2007 that had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $32.8 million and $33.1 million of cash proceeds to the Company if they had been fully exercised.
     We regularly review our cash and short-term investment positions. In light of the recent economic conditions, we updated this review as of October 30, 2008. We have not identified any material cash or short-term investment impairments, although the portfolio’s overall rate of return has decreased along with the interest rates on the investments within the portfolio. We have not borrowed against our $60 million line of credit since we executed a two year renewal in December 2007 and accordingly, we did not have any amounts outstanding under the Credit Agreement as of September 30, 2008.
     We are capable of supporting our anticipated operating cash requirements for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the Credit Agreement, as amended. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
RESULTS OF OPERATIONS
Third Quarter 2008 Compared to Third Quarter 2007
Revenues
     The following table compares third quarter 2008 revenues to revenues in the comparable period from the prior year (in millions):

	Third	Third
	Quarter	Quarter
	2008	2007
Per-unit royalty revenue	$29.6	$34.8
Fixed-fee and amortized royalty revenue	22.0	20.9

Recurring patent licensing royalties	51.6	55.7
Past infringement and other non-recurring royalties	1.3	0.0

Total patent licensing royalties	52.9	55.7
Technology solution revenue	2.2	0.8

Total Revenue	$55.1	$56.5

     Revenues in third quarter 2008 were $55.1 million, compared to $56.5 million in third quarter 2007.
     Recurring patent licensing royalties in third quarter 2008 were $51.6 million, compared to $55.7 million in third quarter 2007. The decrease in recurring patent licensing royalties was driven primarily by softening demand within the Japanese market. We recognized approximately $1.3 million of non-recurring revenue associated with the resolution of an audit of one of our licensees.
     Technology solutions revenue increased to $2.2 million in third quarter 2008 from $0.8 million in third quarter 2007. The increase in technology solutions revenue is primarily due to royalties and license fees associated with our SlimChip modem IP.

     During third quarter 2008, 56% of our recurring revenue, or $30.3 million, was from licensees that accounted for 10% or more of our recurring revenue and included LG (27%), Sharp Corporation of Japan (16%) and NEC Corporation of Japan (13%).
Operating Expenses
     Excluding an adjustment in 2008 to reduce a litigation contingency associated with the Nokia UK matters by $2.7 million, operating expenses decreased 3% to $44.7 million in third quarter 2008 from $46.0 million in third quarter 2007. The $1.3 million decrease was due to the following net changes in expenses (in millions):

(Decrease)
/Increase
Patent litigation and arbitration	$(4.9)
Share-based compensation	(1.1)
Legal services	(0.7)
Personnel related costs	1.9
Depreciation and amortization	1.8
Long-term cash incentive	1.0
Consulting services	1.0
Other	(0.3)

Total decrease in operating expense	$(1.3)

     Patent litigation and arbitration decreased primarily due to the resolution of the Nokia UK disputes and the stay of the Nokia Delaware proceedings which was issued in December 2007. Legal services decreased primarily due to decreased activity in other legal matters arising in the ordinary course of our business. Personnel related costs increased in third quarter 2008 primarily due to the addition of internal resources added in 2007 for the development of our SlimChip product family, annual wage increases, and an out-of-period charge of $0.7 million related to payroll taxes. Patent amortization increased due to heightened levels of internal inventive activity in recent years, resulting in the expansion of our patent portfolio. Other depreciation and amortization increased primarily due to the recent acquisition of tools and technology licenses to develop our SlimChip product family. The increase in long-term cash incentives (“Cash LTIP”) costs resulted from overlapping Cash LTIP cycles under our Long-Term Compensation Plan (“LTCP”), while share-based compensation decreased due to a decline from the high levels of RSUs outstanding in 2007 corresponding to overlapping RSU cycles under the LTCP. Consulting services increased due to development activities associated with our SlimChip product family.
     The following table summarizes the change in operating expenses by category (in millions):

	Third Quarter	Third Quarter
	2008	2007	Increase (Decrease)
Sales and marketing	$1.9	$1.8	$0.1	6%
General and administrative	5.5	5.4	0.1	2
Patent administration and licensing	13.3	18.0	(4.7)	(26)
Development	24.0	20.8	3.2	15
Arbitration and litigation contingencies	(2.7)	0.0	(2.7)	(100)

Total operating expense	$42.0	$46.0	$(4.0)	(9)%

Sales and Marketing Expense: The slight increase in sales and marketing expense in third quarter 2008 was primarily attributable to increases in personnel related costs associated with wage inflation.
General and Administrative Expense: The slight increase in general and administrative expense in third quarter 2008 was primarily due to an increase in personnel costs associated with wage inflation. These increases were partially offset by reductions in legal services related to legal matters that arise during the ordinary course of our business and other consulting services for strategic planning.
Patent Administration and Licensing Expense: Patent administration and licensing expense decreased primarily due to patent litigation and arbitration ($4.9 million) and other legal services which were partially offset by an increase in amortization costs ($0.7 million).
Development Expense: The increase in development expense was primarily attributable to the development of our SlimChip product family, including increased consulting services ($1.2 million), depreciation and amortization ($1.1 million) and personnel related costs ($1.1 million).
Arbitration and litigation contingencies: In third quarter 2008, we recognized a credit of $2.7 million associated with the reduction of our contingent obligation to reimburse Nokia due to the resolution of the UK matters. See Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest and Investment Income, Net
     Net interest and investment income of $1.1 million in third quarter 2008 decreased $1.0 million, or 48%, from $2.1 million in third quarter 2007. The decrease primarily resulted from lower rates of return and lower investment balances in third quarter 2008 as compared to 2007.

First Nine Months 2008 Compared to First Nine Months 2007
Revenues
     The following table compares first nine months 2008 revenues to revenues in the comparable period from the prior year (in millions):

	First	First
	Nine Months	Nine Months
	2008	2007
Per-unit royalty revenue	$96.4	$107.5
Fixed-fee and amortized royalty revenue	64.5	58.3

Recurring patent licensing royalties	160.9	165.8
Past infringement and other non-recurring royalties	2.1	11.2

Total patent licensing royalties	163.0	177.0
Technology solution revenue	6.8	2.4

Total Revenue	$169.8	$179.4

     Revenues were $169.8 million in first nine months 2008, compared to $179.4 million in first nine months 2007. First nine months 2007 revenues included $11.2 million of non-recurring revenue associated with prior period sales of Sony Ericsson’s covered 2G products identified during a routine audit.
     Recurring patent license royalties were $160.9 million in first nine months 2008, down from $165.8 million in first nine months 2007. The decline in recurring patent licensing royalties was driven by decreased royalties from Sharp and NEC and the absence of recurring 2G revenues from Ericsson. These decreases were partially offset by a $16.1 million increase in recurring revenue from all other new and existing licensees, including Apple Inc. and Research in Motion Ltd.
     Technology solutions revenue increased to $6.8 million in first nine months 2008, compared to $2.4 million in first nine months 2007. The increase in technology solutions revenue is primarily due to royalties and license fees associated with our SlimChip modem IP.
     During first nine months 2008, 56% of our recurring revenue, or $93 million, was from licensees that accounted for 10% or more of our recurring revenue and included LG (26%), Sharp Corporation of Japan (18%) and NEC Corporation of Japan (12%).
Operating Expenses
     Excluding an adjustment in 2008 to reduce a litigation contingency associated with the Nokia UK matters by $3.9 million and a $16.6 million charge in 2007 related to an arbitration award associated with our dispute with Federal, operating expenses increased 4% to $141.9 million in first nine months 2008 from $137.0 million in first nine months 2007. The $4.9 million increase was due to the following net changes in expenses (in millions):

Increase/
(Decrease)
Depreciation and amortization	$5.8
Patent litigation and arbitration	4.5
Personnel related costs	4.6
Long-term cash incentives	3.0
Insurance reimbursement	(5.2)
Consulting services	(3.2)
Share-based compensation	(2.9)
Patent maintenance	(1.0)
Other	(0.7)

Total increase in operating expense	$4.9

     Patent amortization increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Other depreciation and amortization increased primarily due to acquisitions of tools and technology licenses over the last two years associated with our SlimChip product family. Patent litigation and arbitration increased primarily due to our USITC proceedings against Samsung and Nokia, as well as increased activity in other disputes with Nokia. Personnel-related costs increased in 2008 primarily due to the addition of internal resources added in 2007 for the development of our SlimChip product family and annual wage increases. The increase in long-term cash incentives costs resulted from overlapping Cash LTIP cycles under our LTCP, while share-based compensation decreased due to a decline from the high levels of RSUs outstanding in 2007 corresponding to overlapping RSU cycles under the LTCP. These increases in operating expenses were partially offset by a $6.9 million insurance receipt to reimburse us for a portion of our defense costs in certain litigation with Nokia. This reimbursement was $5.2 million greater than a related reimbursement recorded in first nine months 2007. The decrease in consulting services resulted from reduced levels of foundry design support associated with the development of our SlimChip product family and legal entity reorganization costs incurred in first nine months 2007 that were not repeated in first nine months 2008. The decrease in patent maintenance costs was due to a decline from the high levels of patent reviews performed in first nine months 2007.
     The following table summarizes the change in operating expenses by category (in millions):

	First Nine	First Nine
	Months	Months	Increase/
	2008	2007	(Decrease)
Sales and marketing	$6.3	$5.8	$0.5	9%
General and administrative	16.9	18.1	(1.2)	(7)
Patent administration and licensing	48.8	49.3	(0.5)	(1)
Development	69.9	63.8	6.1	10
Arbitration and litigation contingencies	(3.9)	16.6	(20.5)	(123)

Total operating expense	$138.0	$153.6	$(15.6)	(10)%

Sales and Marketing Expense: The slight increase in sales and marketing expense was due to personnel costs, primarily to wage inflation.
General and Administrative Expense: The decrease in general and administrative expense in first nine months 2008 was primarily due to cutbacks in the high levels of legal services, consulting services and temporary personnel costs required to assist with our legal entity reorganization and other strategic planning in first nine months 2007. This was partially offset by an increase in personnel costs associated with wage inflation.
Patent Administration and Licensing Expense: Increases in patent litigation and arbitration ($4.5 million) and amortization costs ($1.9 million) were partially offset by the $5.2 million increase in insurance reimbursements related to our defense costs in certain litigations with Nokia and a $1.0 million reduction in patent maintenance.
Development Expense: The increase in development expense was primarily attributable to the development of our SlimChip product family, including increased depreciation and amortization ($3.8 million) and personnel-related costs ($3.3 million). These increases were partially offset by reduced consulting services ($1.2 million) driven by the high levels of foundry design support costs we incurred in first nine months 2007.
Arbitration and Litigation Contingencies: In 2007, we accrued non-recurring charges of $16.6 million associated with respective contingent obligations to reimburse Federal under an insurance reimbursement agreement. In first nine months 2008, we recognized a credit of $3.9 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the recently resolved UK matters. See Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and Investment Income, Net
     Net interest and investment income of $2.8 million in first nine months 2008 decreased $4.2 million, or 60%, from $7.0 million in first nine months 2007. The decrease primarily resulted from a $0.7 million write-down of our investment in Kineto, lower rates of return and lower investment balances in first nine months 2008 as compared to 2007.
Expected Trends
     We continue to be optimistic about the fundamental growth prospects for the 3G handset market which bodes well for our business model. While the weakening global economic conditions may continue to put pressure in the near-term on royalties from those licensees with per-unit contracts, our mix of fixed and per unit agreements provides better stability in times such as these. More importantly, we remain confident in our ability to successfully add substantial new licensees, which could significantly increase our royalty revenues.
     We will provide an update on our revenue expectations for the fourth quarter after we receive and review the applicable patent license and product sales royalty reports and update our forecasts on anticipated revenue from work associated with technology solutions agreements. At this point, we are very encouraged by strong sales of our licensees’ products containing our SlimChip modem IP.

     Lastly, our book tax rate for the fourth quarter of 2008 is expected to drop below 35% as a result of the fourth quarter renewal of the U.S. Research and Experimental credit.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “will,” “expect,” “anticipate,” “continue to,” “likely” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations, if any;

•	Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our September 30, 2008 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing and outcome of our various litigation and administrative matters;

•	The valuation of our investment in Kineto;

•	The strategic direction of our SlimChip product business;

•	Our expectation that we will not need additional financing beyond that available under the Credit Agreement;

•	Our book tax rate for fourth quarter 2008;

•	The fundamental growth prospects for the 3G handset market and their impact on our business model; and

•	Our ability to add substantial new licensees.
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
Item 4. CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during third quarter 2008:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or Units)
			Part of Publicly	that May Yet Be
	Total Number of		Announced Plans or	Purchased Under the
	Shares (or Units)	Average Price Paid	Programs	Plans or Programs
Period	Purchased	per Share (or Unit)	(1)	(2)
July 1, 2008 — July 31, 2008	391,715	$19.27	391,715	$37,915,762
Aug 1, 2008 — Aug 31, 2008	25,810	$24.67	25,810	$37,278,979
Sept 1, 2008 — Sept 30, 2008	1,202,561	$24.02	1,202,561	$8,391,278

Total	1,620,086	$22.88	1,620,086	$8,391,278

(1)	Shares were repurchased under the 2007 Repurchase Program, authorized by the Board of Directors on October 29, 2007 with no expiration date. The Company may repurchase shares under the 2007 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.

(2)	Amounts shown in this column reflect amounts remaining under the 2007 Repurchase Program referenced in Note 1 above.
From October 1, 2008 through October 31, 2008, we repurchased an additional 0.4 million shares for $8.4 million, to bring the cumulative repurchase totals to 4.7 million shares at a cost of $100 million under the 2007 Repurchase Program.
Item 6. EXHIBITS.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

Exhibit 10.1	InterDigital Long-Term Compensation Program, as amended September 2008

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: November 4, 2008	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: November 4, 2008	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: November 4, 2008	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

Exhibit 10.1	InterDigital Long-Term Compensation Program, as amended September 2008

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.