Form 10-K
period 2008-12-31
InterDigital, Inc.
filed 2009-03-02
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-11152
INTERDIGITAL, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1882087
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

781 Third Avenue
King of Prussia, Pennsylvania	19406-1409
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 878-7800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	NASDAQ
(title of class)	(name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Series B Junior Participating Preferred Stock Rights
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,097,144,804 as of June 30, 2008.
The number of shares outstanding of the registrant’s common stock was 43,559,177 as of February 23, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2009 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

i

Page
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	78

ITEM 9A. CONTROLS AND PROCEDURES	78

ITEM 9B. OTHER INFORMATION	78

PART III	79

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	79

ITEM 11. EXECUTIVE COMPENSATION	79

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	79

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	79

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	79

PART IV	79

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	79

SIGNATURES	85

EXHIBIT 10.18

EXHIBIT 10.70

EXHIBIT 21

EXHIBIT 23.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

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

v

IPR
“Intellectual Property Rights.”
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
WiMAXTM
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

In this Form 10-K, the words “we,” “our,” “us,” “the Company” or “InterDigital” refer to InterDigital, Inc. and its subsidiaries, individually and/or collectively. InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

PART I
Item 1. BUSINESS
General
     We design and develop advanced digital wireless technologies for use in digital cellular and wireless IEEE 802-related products. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802-compliant products are built, and our contributions are regularly incorporated into such Standards. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our SlimChip family of mobile broadband modem solutions (which includes modem IP know-how, baseband ICs, embedded modules and Reference Platforms) to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, use and sell digital cellular products. We have built our suite of technology and patent offerings through independent development, joint development with other companies and selected acquisitions. Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support.
     As an early participant in the digital wireless market, we developed pioneering solutions for the two primary cellular air interface technologies in use today: TDMA and CDMA technologies. That early involvement, as well as our continued development of advanced digital wireless technologies, has enabled us to create our significant worldwide portfolio of patents and patent applications. Included in that portfolio are a number of patents and patent applications, which we believe are or may be essential or may become essential to 2G and 3G cellular Standards and other wireless Standards such as IEEE 802. Accordingly, we believe that companies making, using or selling products compliant with these Standards require a license under our essential patents and will require licenses under essential patents that may issue from our pending patent applications. In conjunction with our participation in certain Standards bodies, we have filed declarations stating that we believe we have or may have essential patents and that we agree to make our essential patents available for use and license on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the respective Standards organizations.
     Third party products incorporating our patented inventions include, without limitation:
•	Mobile devices, including cellular phones, wireless personal digital assistants and notebook computers, data cards and similar products;

•	Base stations and other wireless infrastructure equipment; and

•	Components for wireless devices.
     We also incorporate our inventions into our own mobile broadband modem solutions, including our SlimChip IP, ICs, embedded modules and Reference Platforms designed for advanced performance in high speed 3G networks. In addition to conforming to applicable Standards, our solutions also include proprietary implementations for which we seek patent protection.
     Our investments in the development of advanced digital wireless technologies and related products and solutions include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 45% and 52% of our total operating expenses exclusive of non-recurring contingency accruals. The largest portion of this cost has been personnel costs.
     InterDigital Communications Corporation incorporated in 1972 under the laws of the Commonwealth of Pennsylvania, and it conducted its initial public offering in November 1981. Following an internal corporate reorganization in July 2007, InterDigital Communications Corporation converted into a limited liability company and became the wholly-owned operating subsidiary of InterDigital, Inc. InterDigital Communications Corporation is now known as InterDigital Communications, LLC. Our corporate headquarters and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology and product development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; and Montreal, Quebec, Canada.
     Our Internet address is www.interdigital.com,where, in the “Investor Relations” section, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, certain other reports required to be filed under the Securities Exchange Act of 1934 and all amendments to those reports as soon as reasonably practicable after such material is filed with or furnished to the United States Securities and Exchange Commission (SEC). The information contained on or connected to our website is not incorporated by reference into this Form 10-K.
Wireless Communications Industry Overview
     Participants in the wireless communications industry include OEMs, semiconductor manufacturers, ODMs and a variety of technology suppliers, applications developers and operators that offer communications services and products to consumers and businesses. To achieve economies of scale and allow for interoperability, products for the wireless industry have typically been built to wireless Standards. These Standards have evolved in response to large demand for services and expanded capabilities of mobile devices. Although the cellular market initially delivered voice-oriented and basic data services (commonly referred to as Second Generation, or 2G), over the past five years the industry transitioned to providing voice and multimedia services that take advantage of the higher speeds offered by the newer technologies (commonly referred to as Third Generation, or 3G). Concurrently, non-cellular wireless technologies, such as IEEE 802.11, have emerged as a means to provide wireless Internet access for fixed and nomadic use. Industry participants anticipate a proliferation of converged devices that incorporate multiple air interface technologies and functionalities and provide seamless operation. As an example, such converged devices may provide seamless operation between a 3G network and a WLAN network.
     Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscriptions rose from slightly more than 320 million at the end of 1998 to approximately 4.0 billion at the end of 2008. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscriptions could exceed 5.6 billion in 2013. In June 2008, Strategy Analytics, Inc. forecasted 1.4 billion total handset sales for 2009. Recently, Strategy Analytics, Inc. lowered their forecast for 2009 handset sales by 20%. The following table includes the recent forecast for 2009 and the June 2008 forecast for 2010 through 2013, the latest forecast available for that period.

(1)	Source: Strategy Analytics, Inc. December 2008. Global Handset Shipment Forecast by Quarter for 2009 (2007 through 2009).
Strategy Analytics, Inc. June 2008. Global Handset Sales Historical and Forecast 2003-2013 (2010 through 2013).

(2)	Includes: WCDMA/HSPA, LTE, and TD-SCDMA.

(3)	Includes: cdma2000 and its evolutions, such as EV-DO.

(4)	Includes: GSM/GPRS/EDGE and Analog, iDEN, TDMA, PHS and PDC.
     The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 168 million units in 1998 to almost 1.2 billion units in 2008. We believe the combination of a broad subscriber base, continued technological change and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of advanced wireless products and services over the next five years. While recent market forces and a global economic downturn may contribute to a decline in total handset sales for 2009, analysts continue to predict that the shift to advanced 3G devices will continue to increase sales in that category. For these same reasons, shipments of 3G-enabled phones, which represented approximately 25% of the market in 2007, are predicted to increase to approximately 80% of the market by 2013. Moreover, recent advances in 3G technologies that support devices offering higher data rates have met with rapid consumer uptake.
     In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home and office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectra within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 Standard have shipped nearly 1 billion units cumulatively through 2008. Analysts forecast that these cumulative shipments may reach 4 billion by 2012. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances and enable roaming. These Standards are establishing technical specifications for high data rates, such as IEEE 802.16 (WiMAX), as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).
Evolution of Wireless Standards
     Wireless communications Standards are formal guidelines for engineers, designers, manufacturers and service providers that regulate and define the use of the licensed radio frequency spectrum in conjunction with providing specifications for wireless communications products. A primary goal of the Standards is to assure interoperability of products, marketed by multiple companies, built to a common Standard. A number of international and regional wireless Standards Development Organizations (“SDOs”), including the ITU, ETSI, TIA (USA),

ATIS and ANSI, have responsibility for the development and administration of wireless communications Standards. New Standards are typically adopted with each new generation of products, are often compatible with previous generations of the Standards and are defined to ensure interoperability.
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
     The principal Standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies with 3G capable-products beginning to replace 2G-only products. The Standardized 2G TDMA-based technologies include GSM, TIA/EIA 54/136 (commonly known as AMPS-D, United States-based TDMA, which is currently being phased out in conjunction with the U.S. FCC-mandated conversion from analog-based cellular service), PDC, PHS, DECT and TETRA. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, the Americas and other regions. In 2008, approximately 70% of total mobile device sales conform to the 2G and 2.5G TDMA-based Standards. WCDMA-enabled devices accounted for an additional 15% of total sales. Thus, the combined sales of GSM-enabled devices and devices with 3G WCDMA technology accounted for approximately 85% of worldwide handset sales.
     Narrowband 2G CDMA-based technologies include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea and several other countries. Similar to the TDMA-based technologies, the CDMA-based technologies are migrating to 3G. In 2008, about 15% of worldwide handset sales were based on these 2G / 2.5G CDMA technologies plus its 3G evolution.
     The Standards groups continue to advance the performance and capabilities of their respective air interfaces. Chief among the most recent enhancements are High Speed Downlink Packet Access and High Speed Uplink Packet Access (HSDPA/HSUPA), an evolution of WCDMA, and 1xEV-DO. At year end 2008, over 150 operators had launched HSDPA networks.
     The continued advances to the WCDMA cellular air interface standards are being made under a program within 3GPP entitled “Long Term Evolution” (LTE). There is a similar long term evolution program underway within 3GPP2 for cdma2000 (referred to as UMB). Both of these evolution programs are based on OFDM/OFDMA technology. LTE standards are nearing completion, with final specifications expected in mid-2009. Virtually all current mobile operators have indicated their intention to upgrade their networks to LTE when it is available. This selection has had substantial negative impact on the proposed 3GPP2 UMB standard, which no mobile operators have indicated an intention to use. 3GPP has also initiated preliminary work on a follow-on to LTE, called LTE-Advanced (LTE-A), which is intended to be the 3GPP entry into the worldwide ITU-R “IMT-Advanced” project, a follow-on to the earlier IMT-2000 Recommendation mentioned above.

     IEEE 802-Based Standards
     The wireless Standard, IEEE 802.11, was first ratified in 1997. Since that time, the IEEE 802.11 Working Group has continued to update and expand the basic IEEE 802.11 Standard to achieve higher data rates, accommodate additional operating frequencies and provide additional features. Equipment conforming to these Standards (i.e., IEEE 802.11a/b/g) is in the marketplace today. Intended primarily for short range applications, operating in unlicensed frequency bands and requiring minimal infrastructure, IEEE 802.11 Standards-based equipment has seen substantial market growth, especially in consumer home networking applications. Similar to 3G, this Standard also continues to evolve toward higher data rates and improved service capabilities.
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
     The WiMAX Forum adopted a specific form of the 802.16e Standard for development and deployment as “mobile WiMAX.” The 802.16e mobile standard is being further developed as 802.16m to improve its performance and capabilities. 802.16m is specifically targeted to meet the ITU-R requirements for “IMT-Advanced,” the follow-on to the earlier ITU-R IMT-2000 Recommendation mentioned above. It is anticipated that the WiMAX Forum will also adopt 802.16m when it is completed in 2010.
     More recently, the IEEE 802 community has begun to address the question of handover between the different IEEE 802 technologies, both wired and wireline, as well as handover to external non-802 networks, such as cellular. This group, IEEE 802.21, entitled Media Independent Handover Services, has completed their initial Standard, and it was approved by the IEEE in 2008. The IEEE 802.21 technology is specifically oriented towards the future all-IP Next Generation Network that merges existing fixed and mobile networks into a single homogeneous integrated network capable of supporting all envisioned advanced fixed and mobile services including voice, data and video.
InterDigital’s Strategy
     A core component of our strategy is the ability to develop advanced digital wireless technologies. We will continue to develop those technologies, contribute our ideas to the Standards bodies and bring those technologies to market, generating revenues from patent licensing as well as sales of our technology solutions. Our goal is to derive revenue from every 3G mobile device sold, either in the form of patent licensing revenues, technology solutions-related revenues or a combination of these elements. In recent years, our patent license agreements have contributed the majority of our cash flow and revenues. As of December 2008, we had entered into patent license agreements covering approximately one-half of all 3G mobile devices sold worldwide. In addition, our technology solutions offer an additional means to generate revenue from 3G mobile devices. However, we are currently evaluating a number of options for the modem portion of our business. These options include an acquisition or partnership to achieve the appropriate scale needed to succeed in the market or the disposition of the modem portion of our business through a sale or closure.

     Our strategy for achieving our goal is as follows:
•	Continue to fund significant technology development;

•	Maintain substantial involvement in key worldwide Standards bodies, contributing to the ongoing definition of wireless Standards and incorporating our inventions into those Standards;

•	License our patented technology to wireless equipment producers worldwide, maximizing realizable value in our 3G licenses by investing the time necessary to negotiate appropriate economic terms for 3G products;

•	Defend vigorously our intellectual property and related contractual rights;

•	Offer technology solutions to both semiconductor producers and mobile device manufacturers, pending our evaluation of the modem portion of our business;

•	Examine opportunities to acquire related or complementary technologies and capabilities;

•	Depending on the result of our evaluation of the modem portion of our business, we might continue to offer technology and/or product solutions to both semiconductor producers and mobile device manufacturers.
InterDigital’s Technology Position
     Cellular Technologies
We have a long history of developing cellular technologies including those related to CDMA and TDMA technologies, and more recently, OFDMA and MIMO technologies. A number of our TDMA-based and CDMA-based inventions are being used in all 2G, 2.5G and 3G wireless networks and mobile terminal devices.
We led the industry in establishing TDMA-based TIA/EIA-54 as a digital wireless U.S. Standard in the 1980s. We developed a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. Some of our TDMA inventions include or relate to:
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
     IEEE 802-based Wireless Technologies
     Our strong wireless background includes engineering and corporate development activities that focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802 family of Standards. We are building a portfolio of technology related to the WLAN, WMAN and digital cellular area that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n), handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), radio resource measurements (IEEE 802.11k), wireless network management (IEEE 802.11v), wireless network security and broadband wireless (IEEE 802.16, including WiMAX wireless technology).
Business Activities
     Patent Licensing
     Our Patent Portfolio
     As of December 31, 2008, our patent portfolio consisted of 1,058 U.S. patents (136 of which issued in 2008), and 3,792 non-U.S. patents (571 of which issued in 2008). We also have numerous patent applications pending worldwide. As of December 31, 2008 we had 1,212 pending applications in the U.S. and 7,782 pending non-U.S. patent applications. The patents and applications comprising our portfolio relate specifically to digital wireless radiotelephony technology (including, without limitation, TDMA and/or CDMA) and expire at differing times ranging from 2008 through 2028.
     The United States Patent and Trademark Office (USPTO) permits the filing of “provisional” applications for, among other reasons, preserving rights to an invention prior to filing a formal “non-provisional” application. Typically, the filing of a provisional application is followed with the filing of a “non-provisional” application, which may add content, such as claim language, to the provisional application, or may combine multiple provisional applications. The USPTO, along with other international patent offices, also permits the filing of “continuation” or “divisional” applications, which are based, in whole or in part, on a previously filed non-provisional patent application. Most of our foreign patent applications are single treaty application filings, which can lead to patents in all of the countries that are parties to a particular treaty. During 2008, we filed 608 U.S. patent applications consisting of 192 first filed, U.S. non-provisional, non-continuation patent applications, 312 U.S. provisional applications and 104 U.S. continuation, continuation-in-part, divisional, reissue or reexamination applications and US applications claiming priority from PCT or other non-US applications. Typically, each new U.S. non-provisional application is used as the basis for the later filing of one or more foreign applications.
     Patent Licenses
     Currently, numerous manufacturers supply digital cellular equipment conforming to 2G and 3G Standards. We believe that any of those companies that use our patented inventions will require licenses from us. While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements. We expend significant effort identifying potential users of our inventions and negotiating patent license agreements with companies that may be reluctant to take licenses. We are in active discussions with a number of companies regarding the licensing of our 2G and 3G-related patents on a worldwide basis. During negotiations, unlicensed companies may raise varying defenses and arguments as to their need to enter into a patent license with us, to which we respond. In the past year, these defenses and arguments have included positions by companies: (i) as to the essential nature of our patents, (ii) that our royalty rates are not fair, reasonable or nondiscriminatory, (iii) that their products do not infringe our patents and/or that our patents are invalid and/or unenforceable, and (iv) concerning the impact of litigation between us and other third parties. If we believe that a third party is required to take a license to our patents in order to manufacture and sell products, we might commence legal action against the third party if they refuse to enter into a patent license agreement.
     We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, import, use or sell, or intend to manufacture, import, use or sell, equipment that implements the inventions covered by our portfolio of patents. We have entered into numerous non-exclusive, non-transferable (with limited exceptions) patent license agreements with companies around the world. When we enter into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on covered products that it will sell or anticipates selling during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Our patent license agreements are structured on a royalty-bearing basis, paid-up basis or combination thereof. Most of our patent license agreements are royalty bearing. Most of these agreements provide for the payment of royalties on an ongoing basis, based on sales of covered products built to a particular Standard (convenience based licenses). Others provide for the payment of royalties on an ongoing basis if the manufacture, sale or use of the licensed product infringes one of our patents (infringement based licenses).
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
     We recognize the revenue from per-unit royalties in the period when we receive royalty reports from licensees. In circumstances where we receive consideration for sales made prior to the effective date of a patent license, we may recognize such payments as revenue in the quarter in which the patent license agreement is signed. Some of these patent license agreements provide for the non-refundable prepayment of royalties which are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties are calculated and either applied against any prepayment, or become payable in cash. Additionally, royalties on sales of covered products under the license agreement become payable or applied against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per-unit, a percentage of sales, percentage of sales with a per-unit cap and other similar measures. The formulas can also vary by other factors including territory, covered Standards, quantity and dates sold.
     Some of our patent licenses are paid-up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions can include paid-up licenses for a period of time, for a class of products, under certain patents or patent claims, for sales in certain countries or a combination thereof. Licenses have become paid-up based on the payment of fixed amounts or after the payment of royalties for a term. We recognize revenues related to fixed amounts on a straight-line basis.
     Some of our patent licenses contain “most favored licensee” (“MFL”) clauses, which permit the licensee to elect to apply the terms of a subsequently executed license agreement with another party that are more favorable than those of the licensee’s original agreement. The application of the MFL clause may affect, and generally acts to reduce, the amount of royalties payable by the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements.
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
     2008 Patent License Activity
     In second quarter 2008, we entered into a worldwide, non-transferable, non-exclusive, royalty-bearing convenience-based patent license agreement with ASUSTeK Computer Inc., covering the sale of terminal units and infrastructure compliant with 2G, 2.5G, and 3G Standards.
     In second quarter 2008, we entered into a worldwide, non-transferable, non-exclusive, royalty-bearing convenience-based patent license agreement with Pegatron Corp. covering the sale of terminal units and infrastructure compliant with 2G, 2.5G, and 3G Standards.
     In fourth quarter 2008, we entered into non-exclusive, worldwide, royalty-bearing, convenience-based, patent license agreement with ModeLabs Group covering the sale of terminal units and infrastructure compliant with 2G, 2.5G, 3G, and IEE 802-based Standards.
     In fourth quarter 2008, we entered into non-exclusive, worldwide, royalty-bearing, convenience-based, patent license agreement with iWOW Connections Pte Ltd covering the sale of terminal units and infrastructure compliant with 2G, 2.5G, and 3G Standards.
     In fourth quarter 2008, we entered into a binding term sheet with Samsung Electronics Co., Ltd. (“Samsung”) and its affiliates that resolved the outstanding arbitration issues involving Samsung’s sale of 2G products, as well as the 3G patent licensing disputes for Samsung’s sales of products through 2012. Under the terms of the term sheet, we agreed to grant Samsung a paid-up non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of single mode terminal units and infrastructure compliant with TDMA-based 2G Standards that is to become paid-up in 2010 and a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of terminal units and infrastructure compliant with 3G Standards through 2012. The agreement also ended the payment disputes regarding Samsung’s royalty obligations for sales of 2G products. Under the terms of the term sheet, Samsung was able to elect one of two defined payment options. Subject to

Samsung’s selection of a payment option and payment of the first installment of payments due, the parties agreed to move to end all litigations and arbitration proceedings ongoing between them. Pursuant to the term sheet, in first quarter 2009, we entered into the 2009 Samsung Agreement with Samsung, incorporating the terms of the term sheet.
     Patent Licensees Generating 2008 Revenues Exceeding 10% of Total Revenues
     In 2008, LG Electronics, Inc. (“LG”), Sharp Corporation of Japan (“Sharp”) and NEC Corporation of Japan (“NEC”) comprised approximately 25%, 16% and 12% of our total 2008 revenues, respectively.
     We are party to a worldwide, non-exclusive, royalty-bearing, convenience-based patent license agreement with LG covering the sale of (i) terminal units compliant with 2G and 2.5G TDMA-based and 3G Standards, and (ii) infrastructure compliant with cdma2000 technology and its extensions up to a limited threshold amount. Under the terms of the patent license agreement, LG paid us $95.0 million in each of the first quarters of 2006, 2007, and 2008. The agreement expires at the end of 2010 upon which LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license, and become unlicensed as to all other products covered under the agreement. We are recognizing revenue associated with this agreement on a straight-line basis from the inception of the agreement until December 31, 2010.
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
     ITC and Sharp are also parties to a separate worldwide, non-exclusive, convenience-based, generally nontransferable, royalty-bearing patent license agreement (Sharp NCDMA/GSM/3G Agreement) covering sales of GSM, narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. Sharp is obligated to make royalty payments on sales of licensed products, to the extent it does not have a royalty credit, as covered products are sold. As part of the 2006 Amendment referred to in the preceding paragraph, Sharp made additional lump-sum payments and agreed to prepay estimated 2007 royalties on designated sales. We recognized revenue associated with this agreement in the periods that the royalty reports were received. This license agreement expires upon the last to expire of the patents licensed under this agreement. In 2008, we recorded revenues of $36.7 million from Sharp of which approximately $36.2 million is attributable to the Sharp NCDMA/GSM/3G Agreement and the balance is attributable to the Sharp PHS/PDC Agreement.
     ITC is a party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, narrowband CDMA and 3G patent license agreement with NEC. Pursuant to its patent license agreement with ITC, NEC is obligated to pay royalties on a convenience basis on all sales of products covered under the license. We recognize revenue associated with this agreement in the periods we receive the related royalty reports. NEC and ITC are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing TDMA patent license agreement (2G). It is unlikely that NEC would have any further royalty payment obligations under that agreement based on existing paid-up and other unique provisions. In 2008, we recorded revenues of $26.6 million from NEC, all of which is attributable to our narrowband CDMA and 3G patent license agreement.
     Subsequent Event
     On January 14, 2009, we entered into the 2009 Samsung Agreement with Samsung, superseding the binding term sheet signed in November 2008 by such parties. The 2009 Samsung Agreement terminated the 1996 Samsung Agreement. Under the terms of the 2009 Samsung Agreement, we granted Samsung a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of single mode terminal units and infrastructure compliant with TDMA-based 2G Standards that is to become paid-up in 2010 and a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of terminal units and infrastructure compliant with 3G Standards through 2012. Pursuant to the payment option selected by Samsung, Samsung has agreed to pay InterDigital $400.0 million in four equal installments over an 18-month period. Samsung paid its first $100.0 million installment in first quarter 2009. Under the terms of the 2009 Samsung Agreement, the parties moved to end all litigation and arbitration proceedings ongoing between them.
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
     Technology Solutions Development
     We have designed, developed and placed into operation a variety of advanced digital wireless technologies, systems and products since our inception in the early 1970s. Over the course of our history, our strength has been our ability to explore emerging technologies, identify needs created by the development of advanced wireless systems and build technologies for those new requirements.
     Today, we are focusing our technology solutions development efforts on advanced cellular technologies. This includes developing 3G WCDMA technologies, including HSDPA/HSUPA implementations, and the 3GPP LTE technology. Our SlimChip family of mobile broadband modem solutions integrates 2G GSM/GPRS/EDGE solutions, which we have licensed from Infineon with our advanced 3G technology (WCDMA/HSDPA/HSUPA). Our SlimChip mobile broadband modem solutions consist of SlimChip IP (broadband modem intellectual property know-how), SlimChip ICs (high performance baseband ICs), SlimChip Reference Platforms (chipsets, software, and reference designs) and SlimChip embedded modules.
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
     We recorded expenses of $101.3 million, $87.1 million and $65.4 million during 2008, 2007, and 2006, respectively, related to our research and development efforts. These efforts foster inventions which are the basis for many of our patents. As a result of such patents and related patent license agreements, in 2008, 2007 and 2006, we recognized $216.5 million, $230.8 million and $473.6 million of patent licensing revenue, respectively. In addition, in 2008, 2007, and 2006, we recognized technology solutions revenues totaling $12.0 million, $3.4 million and $6.9 million, respectively.

     3G WCDMA/HSDPA/HSUPA Technology and Product Solutions Development
     We have developed for sale or license our own SlimChip family of mobile broadband solutions, which supports digital cellular functionality for 2G and 3G, including HSDPA and HSUPA. In addition, we continue to support other customers in developing their 3G offerings.
     The InterDigital SlimChip family of products supports functionality compliant with R6 HSDPA and HSUPA technologies. The family of SlimChip products includes:
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
     Our SlimChip technology solutions feature a “slim” modem architecture where the modem — which provides core wireless connectivity — is separated from the applications processor and peripheral functions. This approach allows terminal unit manufacturers to customize the modem, in a rapid and cost-efficient manner, to specific mobile broadband devices such as data cards, smart phones or feature phones.
     SlimChip technology solutions feature advanced receiver technology with receive diversity, providing superior interference mitigation resulting in higher data speeds and better coverage. In pre-customer trials, the SlimChip Reference Platform in an Express Card form factor has delivered true mobile broadband performance with data speeds of up to 7.2 Mbps in the downlink and 1.5 Mbps in the uplink. The SlimChip design supports speeds up to 10 Mbps in the downlink and 5.7 Mbps in the uplink.
     The Company continues to conduct interoperability testing against various 2G/3G network vendor’s equipment, pre-certification efforts of its SlimChip modem chipset and reference platform, including ETSI conformance tests for GCF (Global Certification Forum) certification testing and continues to conduct additional customer evaluations and testing. In October 2008, we announced that, due to the rapidly changing landscape of suppliers and customers of digital baseband technology, we were evaluating a number of options for the modem portion of our business. These options could include an acquisition or partnership to achieve the appropriate scale needed to succeed in the market, or the disposition of the modem product portion of our business through a sale or closure. We continue to evaluate these options, and while we have had substantive discussions with potential counterparties, we have not made a final determination of the most appropriate option to pursue.
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
     In addition, work continues on a longer term initiative, Evolved UTRA/UTRAN (UMTS Terrestrial Radio Access/ UMTS Terrestrial Radio Access Network), also known at Long Term Evolution or LTE. The objectives of this initiative are more ambitious, targeting peak data rates of 300 Mbps in the downlink and 75 Mbps in the uplink, improved spectrum efficiency, significantly reduced data latency, and scalable bandwidths from as low as 1.25 MHz to as high as 20 MHz. We are actively participating in the HSDPA/HSUPA and LTE Standards activities and have launched internal projects to develop the technology necessary to support the new performance requirements.
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
3G WCDMA Technology Solutions Customers and Partners
     Infineon Technologies AG
     We jointly developed and continue to support a 3G protocol stack for use in terminal units under our 2001 cooperative development, sales and alliance agreement with Infineon Technologies AG (Infineon). This 3G protocol stack interfaces with existing GSM/GPRS/EDGE protocol stack software to provide dual-mode (2G/3G) protocol stack functionality, supports Infineon’s 3G baseband processor, and is portable to other baseband processors. Together with Infineon, we completed the full dual-mode WCDMA/FDD release 99 protocol stack in 2003. This protocol stack solution has been commercially deployed and continues to be offered to 3G mobile phone and semiconductor producers. The technology is operating on commercial networks around the world. We have supported Infineon with interoperability testing and continue to support product launch and certification with field support, software support and lab testing. In fourth quarter 2005, we extended our 3G protocol stack relationship with Infineon to include the joint development and commercialization of upgraded, Standards-compliant Release 5 protocol stacks with HSDPA functionality. In the first quarter of 2006, we further extended our 3G protocol stack relationship with Infineon to include joint development and commercialization of an upgraded, Standards-compliant Release 6 protocol stack to include HSUPA functionality.
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
     In fourth quarter 2006, we announced an additional expansion of our relationship with Infineon, whereby we have licensed Infineon’s field-proven GSM/GPRS/EDGE baseband modem, the S-GOLD(R) 3, and have also licensed the layer one control software (in addition to the protocol stack software which had previously been licensed). This provides us with the ability to offer a comprehensive Standards-compliant 2G/3G modem solution. Under the terms of the extended agreement with Infineon, we have the right to use the Infineon 2G technology in our own modem offering or to sublicense the technology to third parties developing their own 2G/3G modem offerings. We also gain access to all of the applicable design specifications, source code and other design data for Infineon’s integrated GSM/GPRS/EDGE baseband and protocol stack technology, including the S-GOLD(R) 3 baseband processor ASIC design with support for Infineon’s RF, Power Management and Connectivity modules as well as related components.
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

     SK Telecom
     As part of our technology development, from time to time we develop technology solutions for customers that are complementary to our existing development programs. For example, in December 2006 we announced that SK Telecom, Korea’s leading mobile communications Company, had chosen InterDigital to develop an advanced mobility solution for nationwide session continuity. The mobility solution, based on IEEE 802.21 Standards, will support nationwide handover for SK Telecom’s customers when moving between WiBro (a Korean version of mobile WiMAX) and UMTS networks throughout the country. InterDigital’s solution, based on the IEEE 802.21 Standard for Media Independent Handoff, includes both the system design and the software solution for dual mode WiBro/UMTS terminal units.
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
     Other Customers
     In January 2008, the Company licensed its SlimChip solutions to a leading Asian fabless semiconductor company for integration into the licensee’s dual-mode ICs. Under the licensing agreement, we provided a complete UMTS 3GPP Release 6 modem technology and customer support.
     In June 2008, a mobile broadband module company selected the SlimChip IC modem solution for integration in the customer’s leading USB modems and advance wireless modules that enable high-speed mobile broadband connectivity in laptops and other portable devices.
     The Company is also in active dialog and testing with several potential customers for both its SlimChip modem IP, and its SlimChip baseband IC solutions.
Future Technology Partnerships and Acquisitions
     In addition to our internal research and development programs, we pursue a number of channels to investigate, develop and acquire new architectures and technologies for wireless systems. These efforts include advanced air interface technologies and new technologies that may support new network architectures and interoperability techniques such as collaborative communications, cognitive radio and seamless connectivity. For example, national and international university relationships have provided us additional opportunities to explore new technologies and license intellectual property advancements that we sponsored.
     We maintain an active corporate development program that seeks further investment opportunities in technologies that can enhance the attractiveness and profitability of our technology solutions. We have also engaged in selective acquisitions to enhance our intellectual property portfolio and/or accelerate our time-to-market.
Competition
     Our patent portfolio is unique. We do not compete in a traditional sense with other patent holders because other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. However, when licensing our patent portfolio, we compete with other patent holders for a share of royalties that face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 2G and 3G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers may claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate 3G licensing fees or rates for essential patents.
     We compete in a wireless communications market characterized by rapid technological change, frequent product introductions, evolving industry Standards and, in many products, price erosion. Further, many current and potential competitors may have advantages over us, including (i) existing royalty-free cross-licenses to competing and emerging technologies; (ii) longer operating histories and presence in key markets; (iii) greater name recognition; (iv) access to larger customer bases; (v) economies of scale and cost structure advantages; and (vi) greater financial, sales and marketing, manufacturing, distribution, technical and other resources. The communications industry continues to be dominated by entities with substantial market share. That share advantage provides pricing advantages, brand strength and technological influence. In addition, the combination of the market dynamics described above is driving many industry participants to consolidate. This consolidation may affect the timing or ability of third parties to purchase products or license technology from us. We also face competition from the in-house development teams at the semiconductor and wireless device manufacturing companies that may be developing technology that is competitive with our offering. In addition, new competitors may enter the market. Some manufacturers that develop the technology for their own products may choose to license that technology to other manufacturers. In addition, as a greater proportion of wireless 3G cellular devices incorporate traditional computing applications and IEEE wireless technologies (e.g., 802.11, 802.15, 802.16), semiconductor companies that have traditionally focused on providing chipsets to these industries may enter the 3G cellular market with baseband solutions as well.
Employees
     As of December 31, 2008, we employed 379 employees. None of our employees are represented by a collective bargaining unit. In addition, we have contracted other companies to provide us with additional engineering resources. As of December 31, 2008, these companies provided us with approximately 121 full time equivalents.
Geographic Concentrations
     During 2008, 2007 and 2006, revenue from domestic customers was $10.9 million, $6.7 million and $3.8 million, respectively, representing 5%, 3% and 1% of our total revenues of $228.5 million, $234.2 million, and $480.5 million, respectively. During these periods, Asian-based customers comprised 84%, 80% and 39% of total revenues, respectively, and European-based customers comprised 3%, 11% and 59% of total revenues, respectively.
     At December 31, 2008 and 2007, we held $143.9 million, or 98%, and $130.2 million or 97%, respectively, of our property and equipment, patents and other intangible assets in the United States of America, net of accumulated depreciation and amortization. We also held $2.6 million and $4.3 million, respectively, of property and equipment, net of accumulated depreciation, in Canada.
Item 1A. RISK FACTORS.
     We face a variety of risks that might affect our business, financial condition, operating results or any combination thereof. Although many of the risks discussed below are driven by factors that we cannot control or predict, you should carefully consider the identified risks before making an investment decision with respect to our common stock. In addition to the risks and uncertainties identified elsewhere in this Form 10-K as well as other information contained herein, each of the following risk factors should be considered in evaluating our business and prospects. If any of the following risks or uncertainties occur or develop, our business, results of operations and financial condition could change. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The following discussion addresses those risks that management believes are the most significant and that might affect our business, financial condition or operating results, although there are other risks that could arise or might become more significant than anticipated.
Risks Relating to Our Revenues and Cash Flow
Challenges Relating to Our Ability to Enter into New License Agreements Could Cause Our Revenues and Cash Flow to Decline.
     We face challenges in entering into new patent license agreements. During discussions with unlicensed companies, significant negotiation issues arise from time to time. For example, manufacturers and sellers of 2G products could be reluctant to enter into a license agreement because such companies might be required to make a significant payments for unlicensed past sales. Moreover, a significant part of our TDMA patent portfolio expired in 2006. Also, certain of the inventions we believe will be employed in 3G products and other future technologies are the subject of our patent applications where no patent has been issued yet by the relevant patent reviewing authorities. Certain prospective licensees are unwilling to license patent rights prior to a patent’s issuance. Additionally, in the ordinary course of negotiations, in response to our demand that they enter into a license agreement, manufacturers raise different defenses and arguments including, but not limited to, (i) claims by third parties challenging the essential nature of our patents, (ii) claims that their products do not infringe our patents or that our patents are invalid or unenforceable, (iii) certain patents should be excluded from the license, (iv) our royalty rates are not fair, reasonable or nondiscriminatory, and (v) the potential impact that any litigation or arbitration in which we are involved might have on such manufacturers. We cannot assure that all prospective licensees will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us.
     In addition, our financial condition and operating results could continue to fluctuate because (i) a significant portion of our licensing revenues are currently dependent on sales by our licensees that are outside our control and that could be negatively affected by a variety of factors, including global and/or country-specific economic conditions, buying patterns of end users, competition for our licensees’ products and any decline in the sale prices our licensees receive for their covered products; (ii) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, changes to the Standards and patent laws and regulations and adverse court or arbitration decisions; (iii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, and the timing, nature or amount of revenues associated with strategic partnerships; (iv) we might not be able to enter into additional or expanded strategic partnerships, either at all or on acceptable terms; and (v) our markets are subject to increased competition from other products and technologies. In addition, our operating results also could be affected by (i) general economic and other conditions that cause a downturn in the market for the customers of our products or technologies or (ii) increased expenses that could result from factors such as increased litigation and arbitration costs, actions designed to keep pace with technology and product market targets or strategic investments. Further, due to the fact that our expenses are relatively fixed, variations in revenue from a small number of customers could cause our operating results to vary from quarter to quarter. Our revenue and cash flow also could be affected by (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms or within the timeframe we expect or a decline in the financial condition of any licensee or (ii) the failure of 2G/2.5G and 3G sales to meet market forecasts due to global economic conditions, political instability, competitive technologies or otherwise. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.
Challenges Relating to Our Existing License Agreements Could Cause Our Revenue and Cash Flow to Decline.
     Revenue and cash flow from existing and potential licensees might be affected by challenges to our interpretation of provisions of license agreements. Such challenges or difficulties could result in rejection or modification of license agreements or the termination, reduction and suspension of payments.
     The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license these later patents, we will need to extend or modify our license agreements or enter into new license agreements with the licensees. We might not be able to modify the license agreements in the future to license any later patents or extend the date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees.
     Some of our license agreements have fixed terms. We will need to renegotiate license agreements with fixed terms prior to the expiration of the license agreements and, based on various factors, including the technology and business needs and competitive positions of our licensees, we might not be able to renegotiate the license agreements on similar terms, or at all. In order to maintain existing relationships with some of our licensees, we might be forced to renegotiate license agreements on terms that are more favorable to the licensees, which could harm our results of operations. If we fail to renegotiate our license agreements, we would lose existing licensees and our business would be materially adversely affected.
     Our licenses could contain provisions that would cause the licensee’s obligation to pay royalties to be reduced or suspended for an indefinite period, with or without the accrual of the royalty obligation. For example, existing license agreements could be renegotiated or restructured based on MFL or other provisions contained in the applicable license agreement. The assertion or validity of any such provisions under existing agreements could affect our cash flow and/or the timing and amount of future recurring licensing revenue.
Setbacks in Defending and Enforcing Our Patent Rights Could Cause Our Revenue and Cash Flow to Decline.
     Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge, the validity and infringement of our patents. In some instances, certain of our patent claims have been declared invalid or substantially narrowed. We cannot assure that the validity of our patents will be maintained or that any of the key patents will be determined to be applicable to any particular product. Any significant adverse finding as to the validity or scope of our key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.
     For example, we are engaged in a proceeding against Nokia in the USITC alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States and selling after importation into the United States certain 3G mobile handsets and components that infringe four of InterDigital’s patents. If we are delayed or unsuccessful in this matter, we might be delayed in collecting, collect less than we expect or be unable to collect royalties from Nokia on its sales of 3G products. Any significant adverse outcome in the Nokia litigation could also substantially impair our ability to renew existing license agreements or secure new licensing arrangements with other parties.
     Royalty Rates Could Decrease for Future License Agreements.
     Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for 2G and 3G patents be lower than historic royalty rates and, in some cases, that the aggregate royalty rates for 2G and 3G products be capped. A number of companies have made claims as to the essential nature of their patents with respect to products for the 3G market. Both the increasing number of patent holders of 3G and future technologies and the efforts, if successful, by certain industry members and groups to reduce and/or place caps on royalty rates for 2G, 3G and future technologies could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future anticipated revenue and cash flow.
     Our Revenues Are Derived Primarily from a Limited Number of Patent Licensees.
     We earn a significant amount of our revenues from a limited number of licensees, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees for the foreseeable future. In the event one or more of these licensees fail to meet their payment or reporting obligations under their respective license agreements, we lose any of these licensees or our revenues from these licensees decline, our future revenue and cash flow could be materially adversely affected.

It Is Difficult for Us to Verify Royalty Amounts Owed to Us Under Our Licensing Agreements, and This Might Cause Us to Lose Revenues.
     The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, flawed and potentially detrimental to our ongoing business relationship with our licensees. Our license compliance program randomly audits licensees to independently verify the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that the random audits will be effective to that end.
Risks Relating to Our Expenses
Due to the Nature of Our Business, We Could Be Involved in a Number of Litigation, Arbitration and Administrative Proceedings.
     While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that might be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell or use products, we might commence legal or administrative action against the third party if they refuse to enter into a license agreement. In turn, we could face counterclaims that challenge the essential nature of our patents, that our patents are invalid, unenforceable or not infringed or that our royalty rates are not fair, reasonable or nondiscriminatory. As a result of enforcing our IPR, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.
     In addition, the cost of defending our intellectual property has been and might continue to be significant. Litigation might be required to enforce our intellectual property rights, protect our trade secrets, enforce patent license and confidentiality agreements or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents or to have determined that our patents are not infringed, or are not essential or invalid or unenforceable. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel that, in turn, could negatively affect our results of operations. Moreover, third parties could circumvent certain of our patents through design changes. Any of these events could adversely affect our prospects for realizing future revenue.
     Any Disposition of Our Modem Business Could Result in Charges or Expenditures.
     Due to the rapidly changing landscape of digital baseband technology, we are evaluating a number of options for the modem portion of our business, which could include the disposition of our modem business through a sale or closure. Any disposition could result in an impairment of assets related to the modem business and could also result in a repositioning charge and a significant reduction to our technology solutions revenue.
     We Might Face Claims by Third Parties That We Infringe Their Intellectual Property.
     A number of third parties publicly have claimed that they own patents essential to various wireless Standards. Certain of our technology solutions are designed to comply with these Standards. If any of our technology solutions are found to infringe the intellectual property rights of a third party, we could be required to redesign the technology solutions, take a license from the third party, pay damages to the third party or indemnify a customer or supplier for its damages or other losses. If we are not able to negotiate a license and/or if we cannot economically redesign the technology solutions, we could be prohibited from marketing the technology solutions. In this case, our prospects for realizing future revenue could be adversely affected. If we are required to obtain licenses and/or pay royalties to one or more patent holders, this could have an adverse effect on the commercial implementation of our wireless technology solutions. In addition, the associated costs to defend such claims could be significant and could divert the attention of key executive management and other personnel.
Risks Related to Our Business Strategy, Markets and Competition
The Outcome of Potential Domestic Patent Legislation, USPTO Rule Changes, International Patent Rule Changes and Third Party Legal Proceedings Might Affect Our Patent Prosecution, Licensing and Enforcement Strategies.
     Changes to certain U.S. patent laws and regulations might occur in the future, some or all of which might affect our patent costs, the scope of future patent coverage we secure and remedies we might be awarded in patent litigation, and might require us to reevaluate and modify our patent prosecution, licensing and enforcement strategies. As in prior years, the U.S. Congress might consider modification of select patent laws relating to, among other things, how patent damages are calculated and the procedures for challenging issued patents and where patent lawsuits can be filed in the United States. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability of new inventions and validity of issued patents, the ability of a patent holder to obtain injunctive relief against infringers and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions might make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license. In addition, the potential effect of rulings in legal proceedings among third parties might affect our licensing program. We continue to monitor and evaluate our prosecution, licensing and enforcement strategies with regard to these proposals and changes.
     We Depend on Key Senior Management, Engineering and Licensing Resources.
     Our future success depends largely upon the continued service of our directors, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized licensing, engineering and other skills. The market for such specialized talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in licensing and with significant engineering experience in cellular and air interface technologies such as WCDMA. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.
We Might Engage in Acquisitions or Strategic Transactions or Make Investments That Could Result in Significant Changes or Management Disruption and Fail to Enhance Shareholder Value.
     We continue to evaluate and might acquire businesses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies and corporate bonds/notes. Most strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Acquisitions or strategic investments might not generate financial returns or result in increased adoption or continued use of our technologies. In addition, other investments might not generate financial returns or might result in losses due to market volatility, the general level of interest rates and inflation expectations. We could make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses would adversely affect our financial results until we exit from or reduce our exposure to these investments.
     Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently might result in significant challenges, and we might be unable to accomplish the integration smoothly or successfully. The difficulties of integrating companies include, among others:
•	retaining key employees;

•	maintenance of important relationships;

•	minimizing the diversion of management’s attention from ongoing business matters;

•	coordinating geographically separate organizations;

•	consolidating research and development operations; and

•	consolidating corporate and administrative infrastructures.
     We cannot assure you that the integration of acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisition. We might not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we might be subject to liabilities that are not covered by indemnification protection we might obtain.
     Our Industry Is Subject to Rapid Technological Change, Uncertainty and Shifting Market Opportunities.
     Our market success depends, in part, on our ability to define and keep pace with changes in industry Standards, technological developments and varying customer requirements. Changes in industry Standards and needs could adversely affect the development of, and demand for, our technology, rendering our technology currently under development obsolete and unmarketable. The patents and applications comprising our portfolio have fixed terms and, if we fail to anticipate or respond adequately to these changes through the development or acquisition of new patentable inventions, patents or other technology, we could miss a critical market opportunity, reducing or eliminating our ability to capitalize on our patents, technology solutions or both.
     Our Technologies Might Not Be Adopted By the Market or Widely Deployed.
     We invest significant engineering resources in the development of advanced wireless technology and related solutions. These investments might not be recoverable or might not result in meaningful revenue if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for deployment of technologies we develop. If the technologies in which we invest are not adopted in the mainstream markets or in time periods we expect, or if we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected.
The Markets for Our Technology Solutions Might Fail to Materialize in the Manner We Expect.
     We are positioning our current development projects for the evolving advanced digital wireless markets. Certain of these markets might continue to develop at a slower rate or pace than we expect and might be of a smaller size than we expect. In addition, there could be fewer applications for our technology and products than we expect. The development of advanced wireless markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, pricing of advanced wireless infrastructure and mobile devices, rate of growth in telecommunications services and the availability of capital for, and the high cost of, radio frequency licenses and infrastructure improvements. Failure of the markets for our technologies and/or our products to materialize to the extent or at the rate we expect could reduce our opportunities for sales and licensing and could materially adversely affect our long-term business, financial condition and operating results.
     Market Projections and Data are Forward-Looking in Nature.
     Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the 3G and future markets, economic conditions, customer buying patterns, timeliness of equipment development, pricing of products, growth in wireless telecommunications services that would be delivered on 3G devices and availability of capital for infrastructure improvements could affect these predictions. The inaccuracy of any of these projections could adversely affect our operating results and financial condition. In addition, market data upon which we rely is based on third party reports that might be inaccurate.
     We Face Substantial Competition from Companies with Greater Resources.
     Competition in the wireless telecommunications industry is intense. We face competition from companies developing other and similar technologies, including existing companies with in-house development teams and new competitors to the market. Many current and potential competitors might have advantages over us, including: (i) existing royalty-free cross-licenses to competing and emerging technologies; (ii) longer operating histories and presence in key markets; (iii) greater name recognition; (iv) access to larger customer bases; (v) economies of scale and cost structure advantages; and (vi) greater financial, sales and marketing, manufacturing, distribution, technical and other resources. In particular, our more limited resources and capabilities might adversely affect our competitive position if the market were to move toward the provision of an existing complete technology platform solution that larger equipment manufacturers have the ability to provide.
Our Technology and Product Development Activities Might Experience Delays.
     We might experience technical, financial, resource or other difficulties or delays related to the further development of our technologies and products. Delays might have adverse financial effects and might allow competitors with comparable technology and/or product offerings to gain a commercial advantage over us. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, our technologies have not been fully tested in commercial use, and it is possible that they might not perform as expected. In addition, we might experience adverse effects due to potential delays or denials in obtaining export licenses for the transfer of certain of our technologies, which might be deemed controlled technology under U.S. export control laws, to certain countries. In such cases, our business, financial condition and operating results could be adversely affected and our ability to secure new customers and other business opportunities could be diminished.
We Rely on Relationships with Third Parties to Develop and Deploy Technology Solutions.
     Successful exploitation of our technology solutions is partially dependent on the establishment and success of relationships with equipment producers and other industry participants. Delays or failure to enter into licensing or other relationships to facilitate technology development efforts or delays or failure to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows or impair our ability to remain competitive.
Other Risks
Currency Fluctuations Could Negatively Affect Future Product Sales or Royalty Revenues or Increase the U.S. Dollar Cost of Our Activities and International Strategic Investments.
     We are exposed to risk from fluctuations in currencies, which might change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates might negatively affect our business due to a number of situations, including the following:

•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

•	Assets or liabilities of our consolidated subsidiaries might be subject to the effects of currency fluctuations, which might affect our reported earnings. Our exposure to foreign currencies might increase as we expand into new markets.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our near term revenues and cash flows. In addition, continued weakening of currency values in selected regions over an extended period of time could adversely affect our future revenues and cash flows.

•	Certain of our operating and investing costs, such as foreign patent prosecution, are based in foreign currencies. If these costs are not subject to foreign exchange hedging transactions, strengthening currency values in selected regions could adversely affect our near term operating expenses, investment costs and cash flows. In addition, continued strengthening of currency values in selected regions over an extended period of time could adversely affect our future operating expenses, investment costs and cash flows.

•	We could, in the future, engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they might require the payment of structuring fees, and they might limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.
     We Face Risks From Doing Business in Global Markets.
     A significant portion of our business opportunities exist in a number of international markets. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; currency control regulations and variability in the value of the U.S. dollar against foreign currency; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which we, our customers and our licensees do business.
     Changes to Our Current Calculation of Tax Liabilities Could Have an Adverse Effect on Our Consolidated Financial Condition or Results of Operations.
     The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. With our January 1, 2007 adoption of FIN 48, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately accrued for tax contingencies that meet this criterion, we might be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2008 and 2007, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
     The High Amount of Capital Required to Obtain Radio Frequency Licenses, Deploy and Expand Wireless Networks and Obtain New Subscribers Could Slow the Growth of the Wireless Communications Industry and Adversely Affect Our Business.
     Our growth is dependent upon the increased use of wireless communications services that utilize our technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated to wireless communications services. Industry growth might be affected by the amount of capital required to obtain licenses to use new frequencies, deploy wireless networks to offer voice and data services, expand wireless networks to grow voice and data services and obtain new subscribers. The significant cost of licenses, wireless networks and subscriber additions might slow the growth of the industry if wireless operators are unable to obtain or service the additional capital necessary to implement or expand advanced wireless networks. Our growth could be adversely affected if this occurs.
     Consolidation in the Wireless Communications Industry Could Adversely Affect Our Business.
     The wireless communications industry has experienced consolidation of participants and sales of participants or their businesses, and these trends might continue. Any concentration or sale within the wireless industry might reduce the number of licensing opportunities or, in some instances, result in the loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies competitive with our technologies, we could lose market opportunities.

     Approved Stock Repurchase Programs Might Not Result in a Positive Return of Capital to Stockholders and Might Expose Us to Counterparty Risk.
     Our approved stock repurchases might not return value to stockholders because the market price of the stock might decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
     Unauthorized Use or Disclosure of Our Confidential Information Could Adversely Affect Our Business.
     We enter into contractual relationships governing the protection of our confidential and proprietary information with our employees, consultants and prospective and existing customers and strategic partners. If we are unable to timely detect the unauthorized use or disclosure of our proprietary or other confidential information or if we are unable to enforce our rights under such agreements, the misappropriation of such information could harm our business.
     The Price of Our Common Stock Could Continue to be Volatile.
     Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 1, 2004 to December 31, 2008, our common stock has traded as low as $13.81 per share and as high as $36.91 per share. Factors that might contribute to fluctuations in our stock price include, but are not limited to: general stock market conditions; general market conditions for the wireless communications industry; changes in recommendations of securities analysts; investor perceptions as to the likelihood of achievement of near-term goals; changes in market share of significant licensees; announcements concerning litigation, arbitration and other legal proceedings in which we are involved; announcements concerning licensing and product matters; strategic transactions, such as spin-offs, acquisitions or divestitures; and our operating results.
     If Wireless Handsets Are Perceived to Pose Health and Safety Risks, Demand for Products of Our Licensees and Customers Could Decrease.
     Media reports and certain studies have suggested that radio frequency emissions from wireless handsets might be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and might interfere with electronic medical devices, such as pacemakers, telemetry and delicate medical equipment. Growing concerns over radio frequency emissions, even if unfounded, could discourage the use of wireless handsets and cause a decrease in demand for the products of our licensees and customers. In addition, concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation could reduce demand for the products of our licensees and customers.
Item 1B. UNRESOLVED STAFF COMMENTS.
None.
Item 2. PROPERTIES.
     We own, subject to a mortgage, our corporate headquarters, which is located in King of Prussia, Pennsylvania and consists of approximately 52,000 square feet of administrative office and research space. We are a party to a lease entered into in May 2007 for approximately 7,825 square feet of administrative office space also in King of Prussia, Pennsylvania, that expires May 2009. We are also a party to a lease, extended during 2006 to expire in November 2012, for approximately 56,125 square feet of administrative office and research space in Melville, New York. In addition, we are a party to a lease, expanded during 2006 from approximately 11,918 square feet to approximately 20,312 square feet of administrative office and research space, in Montreal, Quebec, Canada, and expiring in June 2011. These facilities are the principal locations for our technology development activities.
Item 3. LEGAL PROCEEDINGS.
Samsung Litigation and Settlement
     As described in more detail below and in the Company’s prior filings, InterDigital Communications, LLC (“IDC”) and InterDigital Technology Corp. (“ITC”) (“IDC” and “ITC” collectively referred to as “InterDigital”) and Samsung Electronics Co., Ltd. (“Samsung”) have been engaged in a series of arbitration and litigation proceedings concerning royalties owed for Samsung’s sales of 2G products under the 1996 Patent License Agreement between ITC and Samsung (the “1996 Samsung PLA”). In addition, as described in more detail below, InterDigital and Samsung have been engaged in litigation since March 2007 in the U.S. International Trade Commission (“USITC” or the “Commission”) and in the Delaware District Court in which InterDigital alleges that Samsung’s sales of 3G products infringe certain InterDigital patents.

     On November 24, 2008, InterDigital and Samsung entered into a binding Term Sheet (“Samsung Term Sheet”) to settle their 2G and 3G disputes. On January 14, 2009, InterDigital and Samsung entered into a patent license agreement (the “2009 Samsung PLA”), which superseded the Samsung Term Sheet, and which also superseded, and provided for the termination of, the 1996 Samsung PLA.
     Under the terms of the 2009 Samsung PLA, Samsung has agreed to pay InterDigital $400.0 million in four equal installments over an 18-month period to resolve the parties’ disputes, including: (a) the outstanding arbitration disputes and enforcement proceedings involving Samsung’s sale of 2G products (see “Samsung 2nd Arbitration and Related Enforcement Proceeding” and “Samsung 3rd Arbitration” discussed below); and (b) the outstanding patent infringement litigation concerning Samsung’s sales of 3G products, including the USITC Action against Samsung and the related Delaware District Court proceeding (described below). In addition, the 2009 Samsung PLA provides for the dismissal of a separate pending action between the parties in the Delaware District Court (see “Samsung Delaware Proceeding” below).
          Samsung United States International Trade Commission Proceeding and Related Delaware District Court Proceeding
     In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC (“IDC”) and InterDigital Technology Corporation (“ITC”) filed a Complaint against Samsung Electronics Co., Ltd. and certain of its affiliates (collectively, “Samsung”) in the USITC alleging that Samsung engages in unfair trade practices by selling for importation into the United States, importing into the United States, and selling after importation into the United States certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007 and December 2007, a fourth patent and fifth patent, respectively, were added to our Complaint against Samsung. The Complaint sought an exclusion order barring from entry into the United States infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. The Complaint also sought a cease and desist order to bar sales of infringing Samsung products that had already been imported into the United States.
     On the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the same three InterDigital patents identified in the original Samsung USITC Complaint. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung until the USITC’s determination in this matter becomes final. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the fourth and fifth patents InterDigital had asserted against Samsung in the USITC action.
     As described more fully below (see “Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings”), in August 2007, we filed a Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) in the USITC alleging that Nokia engaged in an unfair trade practice by selling for importation, importing into the United States, and selling after importation certain 3G mobile handsets and components that infringe two of InterDigital’s patents. On October 24, 2007, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order consolidating the investigations pending against Samsung and Nokia. On May 16, 2008, the Administrative Law Judge deconsolidated the investigations against Samsung and Nokia and set an evidentiary hearing date in the investigation against Samsung to begin on July 8, 2008. On May 22, 2008, the Administrative Law Judge reset the Target Date for the USITC’s Final Determination in the Samsung investigation (337-TA-601) to March 25, 2009, requiring a final Initial Determination by the Administrative Law Judge to be entered no later than November 25, 2008.
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
          The evidentiary hearing in the Samsung investigation commenced on July 8, 2008 and concluded on July 15, 2008.
          Following the evidentiary hearing and the post-hearing filings, the Initial Determination of the Administrative Law Judge was expected by November 25, 2008 and the Target Date for the Final Determination of the USITC was expected by March 25, 2009, but these dates were modified. As referenced above, on November 24, 2008, InterDigital and Samsung entered into the Samsung Term Sheet. Pursuant to the Samsung Term Sheet, on November 24, 2008, the parties jointly filed a motion with the USITC in the Samsung investigation (337-TA-601) requesting an immediate stay of the procedural schedule and seeking to reset the Initial Determination date to February 9, 2009, or as soon thereafter as it may be scheduled, and to reset the Target Date for the Final Determination to June 9, 2009, or as soon thereafter as it may be scheduled . On November 24, 2008, the Administrative Law Judge issued an Initial Determination staying the current procedural schedule and resetting the Initial Determination date to February 9, 2009 and resetting the Target Date for the Final Determination to June 9, 2009. On December 9, 2008, in the parallel district court proceeding in the Delaware District Court proceeding against Samsung that is currently stayed, InterDigital and Samsung advised the Delaware District Court of the Samsung Term Sheet.

     On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, which superseded the terms of the Samsung Term Sheet. Under the terms of the 2009 Samsung PLA, Samsung has agreed to pay InterDigital $400.0 million in four equal installments over an 18-month period to resolve their outstanding disputes, including the USITC Action against Samsung and the related Delaware District Court proceeding. Under the terms of the 2009 Samsung PLA, InterDigital has agreed to grant Samsung a royalty-bearing license covering Samsung’s sale of 3G products (including products built under both the WCDMA and cdma2000 standards and certain of their related extensions) through 2012, and a license covering Samsung’s sale of 2G single-mode TDMA-based products that will become paid-up in 2010.
     On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA, and on February 3, 2009 the parties jointly moved to terminate the Samsung USITC Action. On February 6, 2009, the Administrative Law Judge terminated the USITC Action. On February 3, 2009, the court in the related Delaware District Court proceeding dismissed that action following a joint stipulation of dismissal filed by the parties on February 2, 2009.
          Samsung Delaware Proceeding
     In March 2007, Samsung Telecommunications America LLP and Samsung Electronics Co., Ltd. (collectively “Samsung”) filed an action against InterDigital Communications Corporation (now IDC), ITC and another affiliate, Tantivy Communications, Inc. (collectively “InterDigital”), in the Delaware District Court (the “Samsung Delaware Proceeding”), alleging that InterDigital had refused to comply with its alleged contractual obligations to be prepared to license our patents on fair, reasonable, and non-discriminatory (“FRAND”) terms and that InterDigital had allegedly engaged in unfair business practices. By their original Complaint in the action, Samsung sought damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable, (ii) the Samsung entities have a right to practice InterDigital’s intellectual property as a result of an alleged license from QUALCOMM Incorporated, (iii) nine specified InterDigital patents are invalid and/or not infringed by the Samsung entities, and (iv) InterDigital must offer the Samsung entities a license on FRAND terms. In September 2007, Samsung filed a First Amended Complaint that omitted the previously asserted claims for declaratory judgment regarding the nine specified InterDigital patents. In November 2007, InterDigital filed its Answer to the Amended Complaint, disputing Samsung’s allegations and asserting counterclaims of infringement as to two InterDigital patents.
        As discussed above, in November 2008, InterDigital and Samsung entered into the Samsung Term Sheet resolving their disputes. Pursuant to the Samsung Term Sheet, in December 2008, Samsung and InterDigital filed a joint stipulation to stay the Samsung Delaware Proceeding until February 9, 2009, which was granted. On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, superseding the Samsung Term Sheet and providing for, among other things, the dismissal of the Samsung Delaware Proceeding.
        On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA. Thereafter, on February 2, 2009, the parties jointly moved to dismiss this matter. On February 3, 2009, the court in the Samsung Delaware Proceeding dismissed that action.
          Samsung 2nd Arbitration and Related Enforcement Action
     Since February 2002, InterDigital and Samsung Electronics Co., Ltd. (“Samsung”) have been engaged in a series of disputes concerning the royalties owed by Samsung for sales of 2G products under the parties’ 1996 patent license agreement. In November 2003, Samsung initiated an arbitration proceeding with InterDigital (the “Samsung 2nd Arbitration”) in the International Chamber of Commerce concerning the royalties owed by Samsung on sales of 2G products during the 2002 to 2006 timeframe. In August 2006, the arbitral tribunal (“Tribunal”) in the Samsung 2nd Arbitration issued a final award (“Award”), ordering Samsung to pay InterDigital approximately $134.0 million in past royalties, plus interest, on Samsung’s sale of single mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units for the period from 2002 through 2005. The Tribunal also established the royalty rates to be applied to Samsung’s sales of covered 2G products in 2006.
     In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (“Enforcement Action”). On December 10, 2007, the court in the Enforcement Action confirmed the Award in its entirety and directed that Samsung pay InterDigital the amount of the Award, plus interest, for a total judgment of approximately $150.3 million. On December 18, 2007, Samsung filed an appeal with the United States Court of Appeals for the Second Circuit, and posted an appeal bond with the district court in the amount of approximately $166.7 million. By posting the appeal bond, Samsung stayed execution of the Order of Judgment pending the appeal. Oral argument in the appeal was scheduled for December 17, 2008.
        As discussed above, in November 2008, InterDigital and Samsung entered into the Samsung Term Sheet, settling their 2G and 3G disputes. Pursuant to the Samsung Term Sheet, in December 2008, Samsung and InterDigital filed a joint request to stay the appeal in the Enforcement Action. On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, which superseded the Samsung Term Sheet and provided for, among other things, the dismissal of the 2G disputes, including the appeal of the Enforcement Action. On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA. On February 3, 2009, the parties jointly moved to dismiss the appeal of the Enforcement Action, and to release the appeal bond posted by Samsung. On February 5, 2009, the Second Circuit granted the parties’ dismissal request.

          Samsung 3rd Arbitration
        In October 2006, Samsung Electronics Co., Ltd. (“Samsung”) filed a Request for Arbitration (“Samsung 3rd Arbitration”) with the International Chamber of Commerce against InterDigital relating to the royalties Samsung owed for the period 2002 through 2006, which had been the subject of the Samsung 2nd Arbitration. In the Samsung 3rd Arbitration, Samsung sought to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Arbitration Settlement Agreement between InterDigital and Nokia (“Nokia Settlement”). Samsung purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the 1996 Samsung PLA. Samsung contended that it had the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that had been determined by the Tribunal in the Samsung 2nd Arbitration for that period. InterDigital denied that Samsung was entitled to receive any new royalty rate adjustment based on the Nokia Settlement, and counterclaimed, seeking an Award of the royalties Samsung owes for its 2G/2.5G sales in 2006 at the royalty rate specified in the August 2006 Award in the Samsung 2nd Arbitration.
     In February 2008, the arbitral tribunal heard oral argument on the issue of whether Samsung was entitled to elect the Nokia Settlement. In July 2008, the arbitral tribunal in the Samsung 3rd Arbitration issued a Partial Final Award, finding that Samsung was not entitled to an adjustment of its royalty obligations based on the Nokia Settlement.
        As discussed above with respect to the USITC Action, in November 2008, InterDigital and Samsung entered into the Samsung Term Sheet settling their 2G and 3G disputes. Pursuant to the Samsung Term Sheet, in December 2008, Samsung and InterDigital filed a joint request to stay the Samsung 3rd Arbitration. On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, which superseded the Samsung Term Sheet and provided for, among other things, the dismissal of the 2G disputes, including the Samsung 3rd Arbitration. On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA, and on February 2, 2009, the parties jointly moved to dismiss the Samsung 3rd Arbitration. On February 19, 2009, the arbitral tribunal in the Samsung 3rd Arbitration issued an Agreed Order dismissing the arbitration.
Nokia Litigation
          Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings
     In August 2007, InterDigital filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our Complaint against Nokia. The Complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
     In addition, on the same date as our filing of the USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC Complaint. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed until the USITC’s determination in this matter becomes final. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action.
     Nokia, joined by Samsung, moved to consolidate the Samsung and Nokia USITC proceedings. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations were revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a target date for the consolidated investigations of November 12, 2008, by which date the USITC would issue its final determination (the “Target Date”).
     On December 4, 2007, Nokia moved for an order terminating or, alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital from proceeding with the USITC investigation with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the USITC investigation. Nokia raised in this preliminary injunction action the same arguments it raised in its motion to terminate the USITC investigation, namely that InterDigital allegedly must first arbitrate its alleged license dispute with Nokia and that Nokia has not waived arbitration of this defense. In the Southern District Action, Nokia also sought to compel InterDigital to arbitrate its alleged license dispute with Nokia and, in the alternative, seeks a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On March 7, 2008, InterDigital filed a motion to dismiss Nokia’s claim in the alternative that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. The District Court has not acted on InterDigital’s motion to dismiss.
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
     On March 17, 2008, Nokia and Samsung jointly moved for summary determination that U.S. Patent No. 6,693,579, which was asserted against both Samsung and Nokia, is invalid, and Samsung moved for summary determination on its defense of equitable estoppel. InterDigital opposed these motions. On April 14, 2008, the Administrative Law Judge denied Nokia’s and Samsung’s joint motion for summary determination that the ‘579 patent is invalid and also denied Samsung’s motion for summary determination of Samsung’s defense of equitable estoppel.
     On March 20, 2008, the U.S. District Court for the Southern District of New York, ruling from the bench, decided that Nokia is likely to prevail on the issue of whether Nokia’s alleged entitlement to a license is arbitrable. The Court did not consider or rule on whether Nokia is entitled to such a license. As a result, the Court ordered InterDigital to participate in arbitration of the license issue. The Court also entered a preliminary injunction requiring InterDigital to cease participation in the USITC proceeding by April 11, 2008, but only with respect to Nokia. The Court further ordered Nokia to post a $500,000 bond by March 28, 2008. InterDigital promptly filed a request for a stay of the preliminary injunction and for an expedited appeal with the U.S. Court of Appeals for the Federal Circuit, which transferred the appeal to the U.S. Court of Appeals for the Second Circuit. The preliminary injunction became effective on April 11, 2008, and, in accordance with the Court’s order, InterDigital filed a motion with the Administrative Law Judge to stay the USITC proceeding against Nokia pending InterDigital’s appeal of the District Court’s decision or, if that appeal is unsuccessful, pending the Nokia TDD Arbitration (described below). On April 14, 2008, the Administrative Law Judge ordered that the date for the commencement of the evidentiary hearing, originally scheduled for April 21, 2008, be suspended until further notice from the Administrative Law Judge. The Administrative Law Judge did not at that point change the scheduled date of July 11, 2008 for his initial determination in the investigation or the scheduled Target Date of November 12, 2008 for a decision by the USITC. InterDigital’s motion for a stay of the preliminary injunction and for an expedited appeal was considered by a panel of the Second Circuit on April 15, 2008. On April 16, 2008, the Second Circuit denied the motion for stay but set an expedited briefing schedule for resolving InterDigital’s appeal on the merits of whether the District Court’s order granting the preliminary injunction should be reversed.
     On April 17, 2008, InterDigital filed a motion with the USITC to separate the consolidated investigations against Nokia and Samsung in order for the investigation to continue against Samsung pending the expedited appeal or, if the appeal is unsuccessful, pending the Nokia TDD Arbitration. Samsung and Nokia opposed InterDigital’s motion. On May 16, 2008, the Administrative Law Judge deconsolidated the investigations against Samsung and Nokia and set an evidentiary hearing date in the investigation against Samsung (337-TA-601) to begin on July 8, 2008.
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
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the Order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision was rendered in the context of a preliminary injunction and does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding is dispositive of any claim for arbitration of Nokia’s alleged license defense and requesting the District Court to address InterDigital’s entitlement to recover against the $500,000 bond posted by Nokia as well as InterDigital’s pending motion to dismiss Nokia’s claim in the alternative for a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On October 30, 2008, Nokia filed a reply with the District Court. The District Court has not yet acted on the parties’ filings.
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
      On January 21, 2009, Nokia filed a motion to schedule a claim construction hearing in early February 2009, and on January 29, 2009, InterDigital filed an opposition to the motion for a claim construction hearing. On February 9, 2009, the Administrative Law Judge denied Nokia’s motion for a claim construction hearing.
     On February 13, 2009, InterDigital filed a renewed motion for summary determination that InterDigital has satisfied the domestic industry requirement based on its licensing activities, and on February 27, 2009, Nokia filed an opposition to the motion. The parties await a ruling on this summary determination motion by the Administrative Law Judge.
      The evidentiary hearing for the Nokia investigation (337-TA-613) remains scheduled for May 26-29, 2009.
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
     On July 31, 2008, as discussed above, the United States Court of Appeals for the Second Circuit reversed the district court’s grant of an order requiring InterDigital to submit the TDD issue to arbitration, finding that Nokia waived any right to arbitrate the issue. InterDigital believes that Nokia should not be permitted to continue to pursue this arbitration in light of the Second Circuit’s finding of waiver and has requested that the arbitration be dismissed. Nokia has asserted that the Second Circuit’s decision is not a final decision on the issue of waiver, and that Nokia may submit the waiver issue to the arbitral tribunal or, as indicated above, to the District Court on remand. On October 27, 2008, the arbitral tribunal notified the parties that the drafting of the Terms of Reference for the arbitration is postponed until such time as the status conference before Judge Batts in the U.S. District Court for the Southern District of New York has been held (see “Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings” above).
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

     Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the Order does not affect any of the other legal proceedings between the parties, including the USITC investigation involving InterDigital and Nokia, or the parallel Delaware District Court proceeding also brought by InterDigital against Nokia.
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
     The December 10, 2007 Order entered by the Delaware District Court to stay the Nokia Delaware Proceeding (described above) also stayed the Nokia Arbitration Concerning Presentations pending the full and final resolution of the USITC investigation against Nokia as described above.
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
        Among the types of legal proceedings we encounter in the normal course of business, we are engaged in the following action:
        Federal
        In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now IDC) and ITC (collectively, for purposes of the Federal arbitration described herein, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim, which was in excess of $33.0 million. The Arbitrator did award Federal approximately $13.0 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorney’s fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2.0 million in interest. As additional reimbursement of attorney’s fees and expenses, the Arbitrator awarded $5.0 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2.0 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13.0 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc. and Sony Ericsson Mobile Communications AB under their respective patent license agreements.
        In June 2007, Federal moved to confirm the Award in the United States District Court for the Eastern District of Pennsylvania. Also in June 2007, we filed an opposition to Federal’s motion to confirm the arbitration Award and a cross motion to vacate a portion of the Award, totaling approximately $14.5 million, on the ground that the Arbitrator exceeded the scope of her authority. We also moved the Court to stay confirmation of the Award pending adjudication of our recoupment defense whereby we are seeking to recoup the full amount of the Award based on Federal’s bad faith breach of its contractual and fiduciary duties to us. In July 2007, the Court heard oral arguments on Federal’s motion to confirm the Award, our opposition thereto, and our cross motion to vacate the Award and to stay confirmation pending adjudication of our recoupment defense. On March 24, 2008, the Court: (i) granted Federal’s motion to confirm the arbitration award; and (ii) denied InterDigital’s motion to stay confirmation of the arbitration award pending adjudication of InterDigital’s claim for recoupment based on Federal’s bad faith breach of its duties as InterDigital’s insurer. On April 1, 2008, InterDigital filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In order to stay execution on Federal’s judgment pending appeal, InterDigital deposited

$23.0 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until decision by the Court of Appeals. On April 10, 2008, the Court extended Federal’s deadline for seeking costs and fees until after conclusion of the appeal.
        On May 6, 2008, the Court of Appeals assigned the matter for mediation in the Court of Appeals mediation program. The mediation program concluded without any settlement. Consequently, InterDigital and Federal have commenced briefing the appeal.
        On July 7, 2008, the Company filed its opening brief, seeking reversal of the District Court’s refusal to hear InterDigital’s recoupment claim and remand to the District Court for adjudication of such claim as a set-off to Federal’s arbitration award. Federal’s brief was filed on August 6, 2008. The Company’s reply brief was filed on August 20, 2008. The appeal was submitted to the Court of Appeals on January 8, 2009. On January 29, 2009, the Court of Appeals affirmed the District Court’s March 24, 2008 Order. On February 23, 2009, Federal moved to lift the stay of enforcement of Federal’s judgment.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        During fourth quarter 2008, no matters were submitted to a vote of our shareholders.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
        The following table sets forth the range of the high and low sales prices of our common stock for each quarter of fiscal 2008 and 2007, as reported by the NASDAQ Stock Market.

	High	Low
2008

First Quarter	$23.49	$16.53
Second Quarter	27.89	17.65
Third Quarter	28.00	18.01
Fourth Quarter	28.98	16.20

	High	Low
2007

First Quarter	$35.74	$30.51
Second Quarter	35.25	31.04
Third Quarter	32.97	19.55
Fourth Quarter	25.50	16.47
        As of February 23, 2009, there were approximately 1,269 holders of record of our common stock.
        We have not paid cash dividends on our common stock since inception. It is anticipated that in the foreseeable future, without regard to any cash proceeds we may receive from any settlement or resolution of outstanding arbitrations or litigations, no cash dividends will be paid on our common stock and any cash otherwise available for such dividends will be reinvested in our business or used to repurchase our common stock. When considering whether or not to pay cash dividends, our Board of Directors assesses our earnings, any dividend requirements on preferred stock, if issued in the future, our capital requirements and other relevant factors.

(a)	Performance Graph.

The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2003 and that all dividends were reinvested. During this period, InterDigital has not declared or paid any dividends on its common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among InterDigital Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/03	12/04	12/05	12/06	12/07	12/08

InterDigital Inc.	100.00	107.28	88.93	162.86	113.25	133.50

NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47

NASDAQ Telecommunications	100.00	106.64	103.00	131.01	134.97	78.22

(c)	Issuer Purchases of Equity Securities.
Repurchase of Common Stock
     The following table provides information regarding the Company’s purchases of its common stock during fourth quarter 2008:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as Part	Value) of Shares
			of	that May Yet Be
	Total Number of	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Shares Purchased	Share	Plans or Programs (1)	Plans or Programs (2)
October 1, 2008 – October 31, 2008	362,620	$23.14	362,620	$—
November 1, 2008 - November 30, 2008	—	$—	—	$—
December 1, 2008 - December 31, 2008	—	$—	—	$—

Total	362,620	$23.14	362,620	$—

(1)	In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was announced in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which was filed with the SEC on November 6, 2007.

(2)	We completed the 2007 Repurchase Program in early fourth quarter 2008 through the repurchase of an additional 0.4 million shares for $8.4 million, bringing the cumulative repurchase totals under the program to 4.8 million shares at a cost of $100.0 million.
Item 6. SELECTED FINANCIAL DATA
(in thousands, except per share data)

	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Revenues (a)	$228,469	$234,232	$480,466	$163,125	$103,685
Income (loss) from operations (b)	$36,533	$23,054	$336,416	$17,087	$(6,292)

Income tax (provision) benefit (c)	$(13,755)	$(11,999)	$(124,389)	$34,434	$4,704

Net income applicable to common shareholders	$26,207	$20,004	$225,222	$54,685	$89
Net income per common share — basic	$0.58	$0.42	$4.22	$1.01	$—
Net income per common share — diluted	$0.57	$0.40	$4.04	$0.96	$—

Weighted average number of common shares outstanding — basic	44,928	47,766	53,426	54,058	55,264
Weighted average number of common shares outstanding — diluted	45,964	49,489	55,778	57,161	59,075

Consolidated Balance Sheet Data:
Cash and cash equivalents	$100,144	$92,018	$166,385	$27,877	$15,737
Short-term investments	41,516	85,449	97,581	77,831	116,081
Working capital	114,484	214,229	332,574	125,181	106,784
Total assets	405,768	534,885	564,076	299,537	241,920
Total debt	2,929	3,717	1,572	1,922	1,884
Total shareholders’ equity	$87,660	$137,067	$275,476	$174,314	$115,659

( a )	In 2006, we recognized $253.0 million of revenue related to the resolution of disputes with Nokia regarding our 1999 Patent License Agreement. In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. As a result of this transition, our results for 2004 include only three quarters of per-unit royalties.

( b )	In 2008, the Company recognized a $3.9 million non-recurring benefit associated with a reduction in a contingent liability, and in 2007, the Company recognized non-recurring charges totaling $24.4 million associated with increases to contingent liabilities. In 2005 and 2004, our income (loss) from operations included charges of $1.5 million and $0.6 million, respectively, associated with actions to reposition the Company’s operations.

(c)	Our income tax provision in 2005 included a benefit of approximately $43.7 million, primarily related to the fourth quarter 2005 reversal of our Federal deferred tax asset valuation allowance. Our income tax provision in 2004 included a benefit of approximately $17.0 million related to the third quarter 2004 partial reversal of our Federal deferred tax asset valuation allowance.

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
Samsung Settlement
     On January 14, 2009, we entered into a patent license agreement (the “2009 Samsung PLA”) with Samsung Electronics Co., Ltd. (“Samsung”) covering Samsung’s affiliates, including Samsung Electronics America, Inc. The agreement supersedes the terms of the binding term sheet signed in November 2008 by such parties and provides for the termination of the 1996 patent license agreement between us. Under the terms of the agreement, Samsung has agreed to pay us $400.0 million in four equal installments over an 18-month period to resolve the outstanding arbitration disputes involving Samsung’s sale of 2G products, as well as the patent disputes over Samsung’s sales of 3G products. Following our January 30, 2009 receipt of Samsung’s first payment, the parties moved to end all litigation and arbitration proceedings ongoing between them as more fully discussed in Item 3 of Part I of this Form 10-K.
     Under the terms of the 2009 Samsung PLA, we have granted Samsung a royalty-bearing license covering Samsung’s sale of 3G products (including products built under both the WCDMA and cdma2000 standards and certain of their related extensions) through 2012 and a license covering Samsung’s sale of 2G single-mode TDMA-based products that will become paid-up in 2010.
     We will recognize the revenue associated with the agreement ratably from January 14, 2009 through the expiration of the agreement on December 31, 2012. The total amount of revenue recognized will include approximately $7.0 million of deferred revenue from our 1996 patent license agreement. Beginning in first quarter 2009, and in accordance with our accounting policies, we will recognize within our accounts receivable all payments due from Samsung within twelve months of our balance sheet date.
     Our 2008 operating expenses include a fourth quarter 2008 charge of $9.4 million to increase our accrual for a performance-based cash incentive under our Long Term Compensation Program (LTCP) from the previously estimated payout of 100% to the actual payout of 175%. The increase in the incentive payout was driven by the Company’s success in a number of key goals including signing LG Electronics, Inc. (“LG”) and Samsung, two of the top five cellular handset OEMs, to 3G licensing agreements. These licenses helped increase our share of the 3G market under license from approximately 20% to approximately 50%, and drove substantial positive operating cash flow over the period.
SlimChip
     In October 2008, we announced that, due to the rapidly changing landscape of suppliers and customers of digital baseband technology, we were evaluating a number of options for the modem portion of our business. These options could include an acquisition or partnership to achieve the appropriate scale needed to succeed in the market, or the disposition of the modem product portion of our business through a sale or closure. We continue to evaluate these options, and while we have had substantive discussions with potential counterparties, we have not made a final determination of the most appropriate option to pursue. A final decision could occur as early as the first quarter 2009. The ultimate outcome of this evaluation and pursuit of an option could result in an impairment of long-lived assets related to the modem business. The assets that could be affected include all or a significant portion of our intangible assets, which totaled $22.7 million and $22.9 million, net of accumulated amortization, at December 31, 2008 and 2007, respectively, and a significant portion of our property and equipment, which totaled $21.0 million and $24.6 million, net of accumulated depreciation, at December 31, 2008 and 2007. While a disposition of the modem portion of our business could create significant long-term cost savings and improved cash flow, it could also produce a near-term repositioning charge and a significant reduction to our technology solutions revenue, which contributed $12.0 million, $3.4 million and $6.9 million of revenue at December 31, 2008, 2007 and 2006, respectively.
     As a result of our October 2008 announcement, we evaluated the carrying value of our long-lived assets associated with the modem business in accordance with SFAS No. 144. We concluded that there was no impairment at December 31, 2008.
Business
     We design and develop advanced digital wireless technologies for use in digital cellular and wireless IEEE 802 -related products. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802 -compliant products are built, and our contributions are regularly incorporated into such Standards. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802 -related products. In addition, we offer for license or sale our SlimChip family of mobile broadband modem solutions (which includes modem IP know-how, baseband ICs, embedded modules and Reference Platforms) to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, use and sell digital cellular products. We have built our suite of technology and patent offerings through independent development, joint development with other companies and selected acquisitions.
     Our goal is to derive revenue on every 3G mobile device sold, either in the form of patent licensing revenues, product related revenues, or a combination of these elements. In recent years, our patent license agreements have contributed the majority of our cash flow and revenues. Including agreements signed in first quarter 2009, we now derive revenue from approximately one-half of all 3G mobile devices sold worldwide, up from approximately one-third at the beginning of 2008.
     In 2008, 2007 and 2006 our total revenues were $228.5 million, $234.2 million and $480.5 million, respectively, and our recurring revenues were $219.1 million, $219.5 million and $213.1 million, respectively. Recurring patent licensing revenue made up at least 95% of our total recurring revenues in each period.
     In 2008, the amortization of fixed fee royalty payments accounted for approximately 40% of our recurring patent licensing revenues. Due to the nature of the revenue recognition, these fixed fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The remaining portion of our recurring patent licensing revenue is variable in nature due to the per unit nature of the related license agreements. Approximately three-fourths of this per unit variable portion for 2008 related to sales of product by Japanese licensees for whom the majority of the sales are within Japan. As a result, our per unit variable patent license royalties have been, and will continue to be, largely influenced by sales within the Japanese cellular market.
     We expect that the proportion of our recurring patent licensing revenues resulting from fixed fee payments will increase in early 2009 upon our recognition of revenue associated with our new agreement with Samsung. Under that agreement, effective January 2009, Samsung will make payments totaling $400.0 million over the next 18 months.
Industry Overview
     Our future revenues and cash flows are dependent, in large part, on industry-wide sales of wireless products. Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscriptions rose from slightly more than 320 million at the end of 1998 to approximately 4.0 billion at the end of 2008. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscriptions could exceed 5.6 billion in 2013. In June 2008, Strategy Analytics, Inc. forecasted 1.4 billion total handset sales for 2009. Recently, Strategy Analytics, Inc. lowered their forecast for 2009 handset sales by 20%. The following table includes the recent forecast for 2009 and the June 2008 forecast for 2010 through 2013, the latest forecast available for that period.

(1)	Source: Strategy Analytics, Inc. December 2008. Global Handset Shipment Forecast by Quarter for 2009 (2007 through 2009).
Strategy Analytics, Inc. June 2008. Global Handset Sales Historical and Forecast 2003-2013 (2010 through 2013).

(2)	Includes: WCDMA/HSPA, LTE, and TD-SCDMA.

(3)	Includes: cdma2000 and its evolutions, such as EV-DO.

(4)	Includes: GSM/GPRS/EDGE and Analog, iDEN, TDMA, PHS and PDC.
     The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 168 million units in 1998 to almost 1.2 billion units in 2008. We believe the combination of a broad subscriber base, continued technological change and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of advanced wireless products and services over the next five years. While recent market forces and a global economic downturn may contribute to a decline in total handset sales for 2009, analysts continue to predict that the shift to advanced 3G devices will continue to increase sales in that category. For these same reasons, shipments of 3G-enabled phones, which represented approximately 25% of the market in 2007, are predicted to increase to approximately 80% of the market by 2013. Moreover, recent advances in 3G technologies that support devices offering higher data rates have met with rapid consumer uptake.
     In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home and office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectra within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 Standard have shipped nearly 1 billion units cumulatively through 2008. Analysts forecast that these cumulative shipments may reach 4 billion by 2012. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances and enable roaming. These Standards are establishing technical specifications for high data rates, such as IEEE 802.16 (WiMAX), as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).
     Repurchase of Common Stock
     In 2006, our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock (the “2006 Repurchase Program”). In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). The Company could repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2006, we repurchased approximately 6.5 million shares of common stock for $192.4 million. At December 31, 2006, we accrued accounts payable of approximately $7.6 million associated with our obligation to settle late December repurchases. We completed the 2006 Repurchase Program in first half 2007 through the repurchase of an additional 4.8 million shares of common stock for $157.6 million in 2007. Under the October 2007 authorization in 2007, we repurchased approximately 1.0 million shares of common stock for $18.5 million. At December 31, 2007, we accrued accounts payable of approximately $0.8 million associated with our obligation to settle late December repurchases. During 2008, we completed the 2007 Repurchase Program through the repurchase of 3.8 million shares of common stock for $81.5 million.
Intellectual Property Rights Enforcement
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
     In 2008, our patent litigation and arbitration costs decreased to $34.0 million from $38.6 million in 2007. This represented 58% of our 2008 total patent administration and licensing costs of $58.9 million. Patent litigation and administration costs will vary depending upon activity levels and it is likely they will continue to be a significant expense for us in the future.
Development
     Our investments in the development of advanced digital wireless technologies and related products include maintaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 45% and 52% of our total operating expense, exclusive of non-recurring contingency accruals and repositioning charges. The largest portion of our cost of development has been personnel costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our consolidated financial statements are based on the selection and application of accounting principles, generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes thereto. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements and are included in Item 8 of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to patents, contingencies, revenue recognition, compensation and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Patents
     We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten year estimated useful life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have and will continue to be based on separate analyses related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents used thus far has been 15 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. Amortization expense related to capitalized patent costs was $11.9 million, $9.3 million and $7.8 million in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, we had capitalized gross patent costs of $159.7 million and $132.1 million, respectively, which were offset by accumulated amortization of $56.9 million and $45.0 million, respectively. The weighted average estimated useful life of our capitalized patent costs at December 31, 2008 and 2007 was 10.9 years and 11.0 years, respectively.
Contingencies
     We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies. We do not include expected legal fees to defend ourselves in our accruals for contingent liabilities; we expense such legal fees in the periods in which the related services are provided.
     In second quarter 2007, we recorded a $16.6 million charge to increase a $3.4 million contingent liability to $20.0 million. Subsequently we have accrued post judgment interest expense of $1.8 million ($1.1 million during 2008) and reported such interest expense within the interest and investment income, net, line within our Consolidated Statements of Income. This contingency relates to an arbitration with Federal over an insurance reimbursement agreement. In second quarter 2008, InterDigital deposited $23.0 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until decision by the Court of Appeals.
     In fourth quarter 2007, we accrued $7.8 million for the potential reimbursement of legal fees associated with our UKII matter with Nokia. During 2008, we recognized a credit of $3.9 million associated with the reduction of this accrual in connection with the resolution of the Nokia UK matters.
Revenue Recognition
     We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements, and settlement of outstanding patent litigation. Due to the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.
     We establish a receivable for payments expected to be received within twelve months from the balance sheet date based on the terms in the license. Our reporting of such payments often results in an increase to both accounts receivable and deferred revenue. Deferred revenue associated with fixed fee royalty payments is classified on the balance sheet as short-term when it is scheduled to be amortized within twelve months from the balance sheet date. All other deferred revenue is classified as long-term, as amounts to be recognized over the next twelve months are not known.
Patent License Agreements
     Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with Emerging Issue Task Force (EITF) No. 00-21 Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:
Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive consideration for prior sales in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectability is reasonably assured.
Fixed Fee Royalty Payments: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for a specified time period or for the term of the agreement. We recognize revenues related to Fixed Fee Royalty

Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.
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
     Licensees that either owe us Current Royalty Payments or have Prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. We recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees sales is very limited.
     The exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. From time to time, licensees will not report revenues in the proper period, most often due to legal disputes; when this occurs, the timing and comparability of royalty revenue could be affected.
     In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of products covered under a patent license agreement with us, we recognize any related deferred revenue balance in the period that we receive such evidence.
     During 2007, we recognized revenue of $5.2 million related to unpaid patent licensee royalties. We based our recognition of this revenue on royalty reports received, despite the fact that the licensee had expressed its belief that it did not have a current payment obligation. We believed that we were entitled to these royalty payments and the eventual collection of these amounts was reasonably assured; we subsequently collected these amounts in 2008.
Technology Solutions Revenue
     Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition. When the arrangement with a customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.
     We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under SAB No. 104, unless evidence suggests that the revenue is earned in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred labor hours and total estimated labor hours or other measures of progress, if available. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined.
     When technology solutions agreements include royalty payments, we recognize revenue from the royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements.
Deferred Charges
     From time-to-time, we use sales agents to assist us in our licensing activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

     We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to our recognition of the related revenue. In 2008, 2007 and 2006, we paid cash commissions of approximately $0.1 million, $1.7 million and $18.8 million and recognized commission expense of $4.7 million, $4.7 million, and $8.4 million, respectively, as part of patent administration and licensing expense. At December 31, 2008, 2007 and 2006 we had deferred commission expense of approximately $3.4 million, $4.1 million and $4.1 million, respectively, included within prepaid and other current assets and $4.9 million, $8.8 million and $12.0 million, respectively, included within other non-current assets.
Compensation Programs
     We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, restricted stock unit (RSU) awards for non-managers and a long-term compensation program (LTCP) for managers that includes both time and performance-based RSUs and a performance-based cash incentive component. The LTCP is designed to have three year cycles that overlap by one year. The cycles relevant to the 2006 — 2008 reporting period are:
•	Cash Cycle 2a: A long-term performance cash incentive covering the period July 1, 2005 through January 1, 2008

•	RSU Cycle 2: RSUs granted on January 1, 2005, which vest on or before January 1, 2008

•	RSU Cycle 3: RSUs granted on January 1, 2007, which vest on or before January 1, 2010

•	Cash Cycle 3: A long-term performance cash incentive covering the period January 1, 2008 through January 1, 2011
     We recognized share-based compensation expense of $5.1 million, $9.8 million and $7.0 million in 2008, 2007 and 2006, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted to managers under our LTCP. In 2006, share-based compensation expense also included a non-recurring charge of $1.0 million to correct our accounting related to share-based grants awarded to two non-employee, non-director consultants in 1998. We previously accounted for these non-employee grants similarly to share-based employee grants, using the intrinsic value method. The charge reflects the incremental cost that would have been recognized by correctly treating these grants as non-employee grants using the fair value method. We also recognized $17.2 million, $3.9 million and $3.5 million of compensation expense in 2008, 2007 and 2006, respectively, related to the performance-based cash incentive under our LTCP. The 2008 amount includes a fourth quarter 2008 charge of $9.4 million to increase our accrual for Cycle 2a from the previously estimated payout of 100% to the actual payout of 175%. The increase in the incentive payout was driven by the Company’s success in achieving a number of key goals, including signing LG and Samsung, two of the top five cellular handset OEMs, to 3G licensing agreements. These licenses helped increase our share of the 3G market under license from approximately 20% to approximately 50%, and drove substantial positive operating cash flow over the period. Due to the 2008 charge to adjust the accrual rate on Cycle 2a and the structure of the different cycles in the LTCP, we expect that 2009 expenses associated with the performance-based cash incentive and RSUs will be approximately $8.1 million less than 2008. However, the amount recorded could either increase or decrease dependent upon both the number of employees that qualify for the LTCP and our future assessment of the expected attainment of pre-established performance goals.
     At December 31, 2008, accrued compensation expense associated with the LTCP’s performance-based cash incentive was based on an actual payout of 175% for Cycle 2a and an estimated payout of 100% for Cash Cycle 3. Under the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based cash incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 2.5 percentage points with a maximum payout of 225% and no payout for performance that falls below 80% of target results. The following table provides examples of the performance-based cash incentive payout that would be earned based on various levels of goal achievement:

Goal
Achievement	Payout
less than 80%	0%
80%	50%
100%	100%
120%	150%
150% or greater	225%
     If we had assumed that goal achievement for Cash Cycle 3 would be either 120% or 80%, we would have accrued either $2.3 million more or less, respectively, of related compensation expense through December 31, 2008. However, our estimated accrual could either increase or decrease in the future dependent upon our future assessment of the expected attainment against pre-established performance goals.
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
     At December 31, 2008, we did not meet the criteria specified by SFAS No.123R to accrue performance-based equity compensation associated with the Cycle 3 RSU grant. If we had met the criteria, we would have accrued $2.4 million of related compensation expense through December 31, 2008. We will establish an accrual for these performance RSUs in the future if our future assessment of the expected attainment against pre-established performance goals meets certain criteria for performance-based share compensation established by SFAS No.123R.
Income Taxes
     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not, that such assets will not be realized.
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
     Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.
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

NEW ACCOUNTING STANDARDS
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations. The Company is currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities, but does not currently believe adoption will have a material impact on the Company’s financial condition and results of operations.
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
SFAS No. 141-R
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. The Company adopted this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Statements of Income.

LEGAL PROCEEDINGS
     We are routinely involved in disputes associated with enforcement and licensing activities regarding our intellectual property, including litigations and other proceedings. These litigations and other proceedings are important means to enforce our intellectual property rights. A January 2009 settlement of various litigations and other proceedings with Samsung resulted in a $400.0 million patent license agreement. We are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Refer to Item 3 of Part I of this Form 10-K for a complete description of our material legal proceedings.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as, cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings but have not had a significant debt or equity financing in over ten years and do not anticipate a need for such financings in 2009. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from operations will be sufficient to finance our operations, capital requirements and any stock repurchase programs that we may initiate in 2009. Although our existing revenue streams have been affected by the recent global economic downturn, as more fully discussed in the “Business” portion of Item 7, our near term revenues are partially insulated from market swings since 40% of our recurring patent license revenues were based on fixed payments in 2008, and that proportion is expected to increase in 2009.
Cash, cash equivalents and short-term investments
     At December 31, 2008 and 2007, we had the following amounts of cash, and cash equivalents and short-term investments (in thousands):

	December 31,
	2008	2007
Cash and cash equivalents	$100,144	$92,018
Short-term investments	41,516	85,449

Total Cash, cash equivalents and short-term investments	$141,660	$177,467

     Our cash, cash equivalents and short-term investments decreased $35.8 million in 2008. The decrease was primarily due to our repurchase of $82.3 million of our common stock and $40.8 million of capital investments for the purchase of property, equipment and technology licenses and patent filing costs. These items were partly offset by cash from operations of $85.8 million.
     We regularly review our cash and short-term investment positions. We have not identified any material impairment in our portfolio of cash, cash equivalents or short-term investments, although, the overall rate of return on our portfolio has decreased along with the interest rates on the investments within the portfolio.
Cash flows from operations
      We generated the following cash flows from our operating activities in 2008 and 2007 (in thousands):

	2008	2007
Net cash provided by operating activities	$85,811	$152,727
     The positive operating cash flow in 2008 arose principally from receipts of approximately $272.1 million related to 2G and 3G patent licensing agreements. These receipts included the final $95.0 million installment from LG under our 2006 patent license agreement, current royalty payments of $36.6 million from Sharp Corporation of Japan (“Sharp”) and $26.6 million from NEC Corporation of Japan (“NEC”) based on the royalty reports they submitted during the period. We received prepayments, fixed payments and current royalties totaling $113.9 million from other licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $158.0 million, cash payments for foreign source withholding taxes of $16.0 million, estimated federal income tax payments of $7.2 million and changes in working capital during 2008.
     The positive operating cash flow in 2007 arose principally from receipts of approximately $303.4 million related to 2G and 3G patent licensing agreements. These receipts included $95.0 million from LG, $41.6 million from Sharp, $32.4 million from NEC, $55.8 million from other licensees that signed new or amended patent license agreements in 2007 and $78.6 million from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $179.4 million, cash payments for foreign source withholding taxes of $16.1 million and changes in working capital during 2007.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue, provides additional information about assets and liabilities that may affect our near-term liquidity. The following table reconciles our working capital to our adjusted working capital at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Current assets	$241,021	$371,413
Current liabilities	(126,537)	(157,184)

Working capital	114,484	214,229

(Subtract) Add
Cash and cash equivalents	(100,144)	(92,018)
Short-term investments	(41,516)	(85,449)
Current portion of long-term debt	1,608	1,311
Current deferred revenue	78,646	78,899

Adjusted working capital	$53,078	$116,972

     The $63.9 million decrease in adjusted working capital is primarily due to the collection of LG’s final installment of $95.0 million in 2008 and an increase in accrued compensation accruals of $22.6 million, primarily due to our long-term cash incentive. These decreases to adjusted working capital were partially offset by a $31.7 million decrease in account payable, approximately two thirds of which related to our posting of a bond in the Federal matter (refer to “Federal” within Item 3 of Part I of this Form 10-K for more information) and a $15.7 million reduction in taxes payable associated with foreign withholding taxes paid upon the collection of the final LG installment.
     We obtained net cash from investing activities of $2.6 million in 2008 and used net cash from investing activities of $54.3 million in 2007. We sold $44.0 million and $12.8 million of short-term marketable securities, net of purchases, in 2008 and 2007, respectively. This increase was driven by our respective cash needs for each period and contributed to an $8.1 million increase in cash and cash equivalents in 2008. Purchases of property and equipment decreased to $5.7 million in 2008 from $13.8 million in 2007 due to the high levels of development tools and engineering needed in 2007 to enhance our network infrastructure and systems. We also paid $7.0 million and $24.4 million in 2008 and 2007, respectively, toward technology licenses necessary for our SlimChip product family. Investment costs associated with patents increased from $23.9 million in 2007 to $28.2 million in 2008. This increase reflects higher patent application activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.
     Net cash used in financing activities decreased $92.5 million primarily due to a $100.8 million decrease in the amount of stock we repurchased in 2008. We also received $4.3 million and $3.6 million less in respective contributions from option and/or warrant exercises and tax benefits from share-based compensation as compared to the prior year.
Other
     Our combined short-term and long-term deferred revenue balance at December 31, 2008 was approximately $259.7 million, a decrease of $43.7 million from December 31, 2007. In 2008, we recorded gross increases in deferred revenue of $84.2 million, $64.2 million related to new prepayments from new and existing licensees and $20.0 million related to an accrued receivable from an existing licensee. The gross increases in deferred revenue were more than offset by 2008 deferred revenue recognition of $86.5 million related to the amortization of fixed fee royalty payments, $41.4 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and the recognition of deferred revenue related to technology solutions agreements.
     In 2009, based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the December 31, 2008 deferred revenue balance of $259.7 million by $78.6 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
     At December 31, 2008 and 2007, we had approximately 2.9 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the Company of $38.9 million and $33.1 million, respectively, if they had been fully exercised.
Credit Facility
     Through December 31, 2009, we have a $60 million unsecured revolving credit facility (the Credit Agreement) available to us. The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. Borrowings under the Credit Agreement will, at the Company’s option, bear interest at either (i) LIBOR plus 65 basis points or (ii) the higher of the prime rate or 50 basis points above the federal funds rate. The customary restrictive financial and operating covenants under the Credit Agreement continue in full force and effect and include, among other things, that the Company is required to (i) maintain certain minimum cash and short-term investment levels, (ii) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside of the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2008, the Company did not have any amounts outstanding under the Credit Agreement.
Contractual Obligations
     We did not have any significant purchase obligations outside our ordinary course of business at December 31, 2008. We had a FIN 48 reserve of $4.4 million, excluding accrued interest, at December 31, 2008.
     The following is a summary of our consolidated debt and lease obligations at December 31, 2008 (in millions):

Obligation	Total	1-3 Years	4-5 Years	Thereafter
Debt	$2.9	$2.7	$0.2	$0.0
Operating leases	8.3	6.2	1.8	0.3

Total debt and operating lease obligations	$11.2	$8.9	$2.0	$0.3

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.
RESULTS OF OPERATIONS
2008 Compared With 2007
Revenues

	2008	2007
Per-unit royalty revenue	$120.6	$136.9
Fixed fee and amortized royalty revenue	86.5	79.2

Recurring patent licensing royalties	207.1	216.1
Past infringement and other non-recurring royalties	9.4	14.7

Total patent licensing royalties	216.5	230.8
Technology solutions revenue	12.0	3.4

Total revenue	$228.5	$234.2

     Revenues were $228.5 million in 2008, compared to $234.2 million in 2007. Recurring patent licensing royalties were $207.1 million in 2008, down from $216.1 million in 2007. The decline in recurring patent licensing royalties was due to the absence of recurring 2G revenues from Sony Ericsson, along with the softening market in Japan leading to decreased royalties from Sharp and NEC. These decreases were partially offset by a $14.2 million increase from all other new and existing licensees.
     Technology solution revenue increased in 2008 to $12.0 million from $3.4 million in 2007. The increase is primarily attributable to royalties and license fees associated with our SlimChip modem IP.
     In 2008, 4% of total revenue, or $9.4 million, was attributable to non-recurring revenue, primarily associated a non-refundable prepayment, made in a prior period, by a licensee who has exited the handset business. Of the remaining 96%, or $219.1 million, 55% was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), Sharp (17%) and NEC (12%). In 2007, 6% of total revenue, or $14.7 million, was attributable to non-recurring revenue, primarily associated with prior period sales of Sony Ericsson’s covered 2G products identified during a routine audit. Of the remaining 94%, or $219.5 million, 61% was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), Sharp (20%) and NEC (15%).
Operating Expenses
     Excluding non-recurring adjustments to arbitration and litigation contingencies, operating expenses increased from $186.8 million in 2007 to $195.8 million in 2008. The $9.0 million increase was primarily due to increases/(decreases) in the following items (in millions):

Long-term cash incentives	$13.3
Depreciation and amortization	6.2
Personnel related costs	4.2
Reserve for uncollectable accounts	3.0
Insurance reimbursement	(5.5)
Patent litigation and arbitration	(4.6)
Share-based compensation	(4.3)
Patent maintenance	(1.4)
Other	(1.9)

Total increase in operating expense excluding arbitration and litigation contingencies	9.0
Decrease in arbitration and litigation contingencies	(28.3)

Total decrease in operating expenses	$(19.3)

     The increase in long-term cash incentive cost resulted from a charge of $9.4 million to increase our accrual for Cycle 2a of our LTCP from the previously estimated payout of 100% to the actual payout of 175%. The balance of this increase and the decrease in share-based compensation were both due to the structure of our LTCP which resulted in overlapping RSU cycles in 2007 and overlapping performance-based cash incentive cycles in 2008. Patent amortization increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Other depreciation and amortization increased primarily due to acquisitions of tools and technology licenses over the last two years associated with our SlimChip product family. Personnel-related costs increased in 2008 primarily due to the addition of internal resources throughout 2007 for the development of our SlimChip product family and annual wage increases. The increase in the reserve for uncollectable accounts related to the establishment of a reserve against an account receivable associated with our SlimChip modem IP. The decrease for the insurance reimbursement includes $7.2 million insurance receipts during 2008 to reimburse us for a portion of our defense costs in certain litigation with Nokia. This reimbursement was $5.5 million greater than a related reimbursement recorded in 2007. Patent litigation and arbitration expenses decreased primarily due to the stay of the Nokia Delaware proceedings which was issued in December 2007 and the resolution of the Nokia UK disputes in July 2008. This decrease was partially offset by increased activity related to our USITC proceedings against Samsung and Nokia in 2008. The decrease in patent maintenance costs was due to a decline from the high level of patent reviews performed in 2007.
     The following table summarizes the change in operating expenses by category (in millions):

	2008	2007	Increase/Decrease
Sales and marketing	$9.2	$7.8	$1.4	18%
General and administrative	26.6	24.2	2.4	10
Patents administration and licensing	58.9	67.6	(8.7)	(13)
Development	101.1	87.2	13.9	16
Arbitration and litigation contingencies	(3.9)	24.4	(28.3)	(116)

Total operating expenses	$191.9	$211.2	$(19.3)	(9)%

Sales and Marketing Expense: The increase in sales and marketing expense was primarily due to long-term cash incentives ($1.5 million) and personnel related costs ($0.3 million), which were partially offset by a decrease in share-based compensation ($0.6 million).
General and Administrative Expense: The increase in general and administrative expense in 2008 was primarily due to the reserve for uncollectable accounts ($3.0 million) and long-term cash incentives ($2.4 million). These increases were partially offset by the decrease in share-based compensation ($1.0 million) and reductions in the high levels of legal and consulting costs required to assist with our legal entity reorganization and strategic planning in 2007 ($1.0 million).
Patents Administration and Licensing Expense: The decrease in patent administration and licensing expense resulted from the above noted increases in insurance reimbursement ($5.5 million), decreases in patent litigation and arbitration ($4.6 million) and patent maintenance ($1.4 million). These decreases were partially offset by a $2.6 million increase in patent amortization expense.
Development Expense: The increase in development expense was due to increases in long-term cash incentives ($8.6 million), depreciation and amortization ($4.5 million) and personnel-related costs ($3.2 million). These increases were partially offset by the decrease in share-based compensation ($3.1 million).
Arbitration and Litigation Contingencies: In 2008, we recognized a non-recurring credit of $3.9 million associated with the reduction of a previously established accrual related to our contingent obligation to reimburse Nokia for a portion of its attorney’s fees incurred in connection with the recently resolved UK matters. In 2007, we accrued non-recurring charges of $16.6 million and $7.8 million related to our contingent obligations to reimburse Federal under an insurance reimbursement agreement and to reimburse Nokia for a portion of their legal fees associated with the UK II case, respectively.
Interest and Investment Income, Net
     Net interest and investment income of $3.4 million in 2008 decreased $5.5 million or 62% from $8.9 million in 2007. The decrease primarily resulted from lower rates of return and lower investment balances in 2008 as compared to 2007, as well as a $0.7 million write-down of our investment in Kineto during 2008.
Income Taxes
     Our income tax provision for both 2008 and 2007 consisted of the statutory federal tax rate plus book-tax permanent differences related to the company’s research and development credits.
2007 Compared With 2006
Revenues

	2007	2006
Per-unit royalty revenue	$136.9	$124.9
Fixed fee and amortized royalty revenue	79.2	81.3

Recurring patent licensing royalties	216.1	206.2
Past infringement and other non-recurring royalties	14.7	267.4

Total patent licensing royalties	230.8	473.6
Technology solutions revenue	3.4	6.9

Total revenue	$234.2	$480.5

     Revenues were $234.2 million in 2007, compared to $480.5 million in 2006. The decrease was driven by the recognition in 2006 of $253.0 million and $12.0 million of non-recurring revenue related to the resolution of patent licensing matters with Nokia and Panasonic, respectively, and was partially offset by a $9.9 million increase in recurring patent licensing royalties in 2007. The increase in recurring patent license royalties was related to a new agreement with Apple, as well as new or higher contributions from other existing licensees, including RIM, Toshiba and Sharp. Together, these factors more than offset the loss of recurring 2G royalties from NEC, Ericsson and Sony Ericsson, which have no further 2G royalty obligations under their respective patent license agreements.
     Technology solution revenue decreased in 2007 to $3.4 million from $6.9 million in 2006. The decline is primarily attributable to reduced activity under our HSDPA technology programs with Philips Semiconductor B.V. (Philips) and Infineon.

     In 2007, 6% of total revenue, or $14.7 million, was attributable to non-recurring revenue, primarily associated with prior period sales of Sony Ericsson’s covered 2G products identified during a routine audit. Of the remaining 94%, or $219.5 million, 61% was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), Sharp (20%) and NEC (15%). In 2006, 56% of total revenue, or $267.4 million, was associated with the resolution of patient licensing matters, primarily with Nokia and Panasonic. Of the remaining 44%, or $213.1 million, 62% was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), NEC (19%), and Sharp (17%).
Operating Expenses
     Excluding one-time arbitration charges of $16.6 million and $7.8 million associated with our disputes with Federal and the on-going Nokia UK II case, respectively, operating expenses increased from $144.1 million in 2006 to $186.8 million in 2007. The $42.7 million increase was primarily due to increases/(decreases) in the following items (in millions):

Patent litigation and arbitration	$15.4
Consulting services	9.1
Depreciation and amortization	7.2
Personnel related costs	5.7
Patent maintenance	3.1
Share-based compensation	2.7
Legal structure reorganization	0.9
Commissions	(3.7)
Other	2.3

Total increase in operating expense excluding arbitration and litigation contingencies	42.7
Arbitration and litigation contingencies	24.4

Total increase in operating expenses	$67.1

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
     The following table summarizes the change in operating expenses by category (in millions):

	2007	2006	Increase
Sales and marketing	$7.8	$6.6	$1.2	18%
General and administrative	24.2	21.0	3.2	15
Patents administration and licensing	67.6	51.1	16.5	32
Development	87.2	65.4	21.8	33
Arbitration and litigation contingencies	24.4	—	24.4	100

Total operating expenses	$211.2	$144.1	$67.1	47%

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
Patents Administration and Licensing Expense: The increase in patent administration and licensing expenses resulted from the above noted increases in patent litigation and arbitration ($15.4 million), patent maintenance ($3.1 million), patent amortization expense ($1.5 million), personnel related costs ($0.8 million) and overlapping RSU cycles ($0.4 million). These increases were offset, in part, by the above noted decrease in commission expense ($3.7 million) and the 2006 non-recurring charge related to share-based grants in 1998 ($1.0 million).

Development Expense : The increase in development expense was primarily attributable to the development of our SlimChip product family, including increased consulting services ($8.4 million), depreciation and amortization of development tools and technology licenses ($5.7 million), personnel costs ($3.7 million) and overlapping RSU cycles ($2.5 million).
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
Income Taxes
     Our 2007 income tax provision consisted of the statutory federal tax rate plus book-tax permanent differences related to the company’s research and development credits. Our 2006 income tax provision consisted of the statutory federal tax rate plus book tax permanent differences and $2.2 million of non U.S. withholding taxes.
Expected Trends
     In first quarter 2009, we expect to report recurring revenues from existing agreements in the range of $69.0 million to $71.0 million. The expected increase of nearly $20.0 million over fourth quarter 2008 levels reflects the recognition of 2 1/2 months of revenue under a new patent license agreement signed in January 2009, partly offset by the loss of $1.1 million of fixed revenue amortization from a customer who exited the handset business. This range does not include any potential impact from additional new agreements that may be signed during first quarter 2009 or additional royalties identified in audits regularly conducted by us.
FORWARD-LOOKING STATEMENTS
     This Form 10-K, including Items 1 and 7, contains forward-looking statements. Words such as “expect,” “will,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “anticipate,” “unlikely that,” “our strategy,” “future,” “target,” “goal,” “trend,” “seek to,” “seeking,” “will continue,” “outcome,” “predict,” “estimate,” “likely,” “in the event” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:
(i) Our strategy for achieving our goal of deriving revenue from every 3G mobile device sold, including the strategic direction of the modem portion of our business.
(ii) Our belief that:
     (a) a number of our patented inventions are or might be essential, or might become essential, to products built to 2G and 3G cellular Standards and other Standards such as IEEE 802 and that companies making, using or selling products compliant with these Standards are required to take a license under our essential patents;
     (b) our patent enforcement costs could continue to be a significant expense for us;
     (c) if a party successfully asserted that some of our patents are not valid, should be revoked, do not cover their products or are not infringed, there would not be any material adverse impact on our ongoing revenues under existing patent license agreements, but there could be an impact on our ability to generate new royalty streams; and
     (d) the loss of revenues or cash payments from our licensees generating revenues exceeding 10% of our total revenues would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.
(iii) The anticipated proliferation of converged devices and growth in global wireless subscriptions.
(iv) Factors driving the continued growth of wireless product and services sales over the next five years.
(v) The types of licensing arrangements and various royalty structure models that we anticipate using under our future license agreements, including the impact of current trends in the industry that could result in reductions in and/or caps on royalty rates under new license agreements.
(vi) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed.
(vii) The timing, outcome and/or impact of our various litigation, arbitration or administrative proceedings with respect to our costs, future license agreements and accounting recognition.
(viii) The impact of potential domestic patent legislation, USPTO rule changes and international patent rule changes on our patent prosecution and licensing strategies.
(ix) Our competition and factors necessary for us to remain successful in light of such competition.
(x) Our expectation that the proportion of our recurring patent licensing revenues resulting from fixed fee payments will increase in early 2009 due to the inception of revenue recognition associated with our new agreement with Samsung.
(xi) Our belief that we will not need to obtain additional liquidity through debt and equity financings in 2009.
(xii) Our decision with respect to the future of our modem business, which could result in an impairment of assets related to the modem business.
(xiii) Our belief that a disposition of our modem business would result in significant long-term cost savings.
     Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-K, including Item 1A, before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
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
     The following table provides information about our cash and investment portfolio as of December 31, 2008. For investment securities, the table presents balances and related weighted average interest rates. All investment securities are classified as available for sale.

(in millions)
Cash and demand deposits	$68.0
Average interest rate		1.57%
Cash equivalents	$32.2
Average interest rate		1.67%
Short-term investments	$41.5
Average interest rate		4.12%
Total portfolio	$141.7
Average interest rate		2.34%

Long-Term Debt
     The table below sets forth information about our long-term debt obligations, by expected maturity dates.

	Expected Maturity Date
	December 31,
	(In millions)
					2013	Total
					and	Fair
	2009	2010	2011	2012	Beyond	Value
Debt Obligations	$1.6	$0.8	$0.3	$0.2	$—	$2.9
Interest Rate	6.47%	6.81%	8.28%	8.28%	—%	6.80%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
NUMBER
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets as of December 31, 2008 and 2007	48

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	49

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	50

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	51

Notes to Consolidated Financial Statements	52

SCHEDULES:

Schedule II — Valuation and Qualifying Accounts	80
     All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2009

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31,	DECEMBER 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,144	$92,018
Short-term investments	41,516	85,449
Accounts receivable, less allowances of $3,000 and $0	33,892	130,880
Deferred tax assets	49,002	43,734
Prepaid and other current assets	16,467	19,332

Total current assets	241,021	371,413

PROPERTY AND EQUIPMENT, NET	20,974	24,594
PATENTS, NET	102,808	87,092
INTANGIBLE ASSETS, NET	22,731	22,851
DEFERRED TAX ASSETS	7,724	14,834
OTHER NON-CURRENT ASSETS	10,510	14,101

	164,747	163,472

TOTAL ASSETS	$405,768	$534,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,608	$1,311
Accounts payable	9,127	40,850
Accrued compensation and related expenses	33,038	10,476
Deferred revenue	78,646	78,899
Taxes payable	—	15,675
Other accrued expenses	4,118	9,973

Total current liabilities	126,537	157,184

LONG-TERM DEBT	1,321	2,406
LONG-TERM DEFERRED REVENUE	181,056	224,545
OTHER LONG-TERM LIABILITIES	9,194	13,683

TOTAL LIABILITIES	318,108	397,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 65,883 and 65,292 shares issued and 43,324 and 46,497 shares outstanding	659	653
Additional paid-in capital	471,468	465,599
Retained Earnings	159,515	133,308
Accumulated other comprehensive income	245	206

	631,887	599,766

Treasury stock, 22,559 and 18,795 shares of common held at cost	544,227	462,699

Total shareholders’ equity	87,660	137,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,768	$534,885

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006
REVENUES	$228,469	$234,232	$480,466

OPERATING EXPENSES:
Sales and marketing	9,161	7,828	6,610
General and administrative	26,576	24,210	20,953
Patents administration and licensing	58,885	67,587	51,060
Development	101,254	87,141	65,427
Arbitration and litigation contingencies	(3,940)	24,412	—

	191,936	211,178	144,050

Income from operations	36,533	23,054	336,416

OTHER INCOME:
Interest and investment income, net	3,429	8,949	13,195

Income before income taxes	39,962	32,003	349,611

INCOME TAX PROVISION	(13,755)	(11,999)	(124,389)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$26,207	$20,004	$225,222

NET INCOME PER COMMON SHARE — BASIC	$0.58	$0.42	$4.22

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	44,928	47,766	53,426

NET INCOME PER COMMON SHARE — DILUTED	$0.57	$0.40	$4.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	45,964	49,489	55,778

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

						(Accumulated	Accumulated
	$2.50 Convertible				Additional	Deficit)	Other			Total	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Income

BALANCE, DECEMBER 31, 2005	—	$—	60,537	$605	$377,648	$(109,839)	$(192)	6,506	$(93,908)	$174,314

Net income	—					225,222				225,222	$225,222
Net change in unrealized gain on short-term investments		—		—	—	—	146		—	146	146

Total Comprehensive Income											$225,368

Exercise of Common Stock options		—	3,379	34	39,919	—	—		—	39,953
Exercise of Common Stock warrants			80	1	609					610
Adjustment to vested options		—		—	1,096	—	—		—	1,096
Sale of Common Stock under Employee Stock Purchase Plan		—	1	—	15	—	—		—	15
Issuance of Common Stock under Profit Sharing Plan		—	24	—	442	—	—		—	442
Issuance of Restricted Common Stock, net		—	372	4	410	—	—		—	414
Tax benefit from exercise of stock options		—		—	20,717	—	—		—	20,717
Amortization of unearned compensation		—		—	5,074	—	—		—	5,074
Repurchase of Common Stock		—		—	—	—	—	6,540	(192,527)	(192,527)

BALANCE, DECEMBER 31, 2006	—	—	64,393	644	445,930	115,383	(46)	13,046	(286,435)	275,476

Net income	—	—	—	—	—	20,004	—	—	—	20,004	$20,004
Net change in unrealized gain on short-term investments	—	—	—	—	—	—	252	—	—	252	252

Total Comprehensive Income											$20,256

Cumulative effect of adoption of FIN48						(2,079)				(2,079)
Exercise of Common Stock options	—	—	737	7	6,456	—	—	—	—	6,463
Sale of Common Stock under Employee Stock Purchase Plan	—	—	—	—	8	—	—	—	—	8
Issuance of Common Stock under Profit Sharing Plan	—	—	14	—	469	—	—	—	—	469
Issuance of Restricted Common Stock, net	—	—	148	2	395	—	—	—	—	397
Withheld for taxes on issuance of Restricted Common Stock	—	—	—	—	(1,865)	—	—	—	—	(1,865)
Tax benefit from exercise of stock options	—	—	—	—	5,123	—	—	—	—	5,123
Amortization of unearned compensation	—	—	—	—	9,083	—	—	—	—	9,083
Repurchase of Common Stock	—	—	—	—	—	—	—	5,749	(176,264)	(176,264)

BALANCE, DECEMBER 31, 2007	—	—	65,292	653	465,599	133,308	206	18,795	(462,699)	137,067

Net income	—	—	—	—	—	26,207	—	—	—	26,207	$26,207
Net change in unrealized gain on short-term investments	—	—	—	—	—	—	39	—	—	39	39

Total Comprehensive Income											$26,246

Exercise of Common Stock options	—	—	296	3	2,180	—	—	—	—	2,183
Issuance of Common Stock under Profit Sharing Plan	—	—	15	—	341	—	—	—	—	341
Issuance of Restricted Common Stock, net	—	—	280	3	527	—	—	—	—	530
Withheld for taxes on issuance of Restricted Common Stock	—	—	—	—	(3,155)	—	—	—	—	(3,155)
Tax benefit from exercise of stock options	—	—	—	—	1,502	—	—	—	—	1,502
Amortization of unearned compensation	—	—	—	—	4,474	—	—	—	—	4,474
Repurchase of Common Stock	—	—	—	—	—	—	—	3,764	(81,528)	(81,528)

BALANCE, DECEMBER 31, 2008	—	—	65,883	$659	$471,468	$159,515	$245	22,559	$(544,227)	$87,660

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,207	$20,004	$225,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,851	21,990	14,621
Deferred revenue recognized	(127,949)	(119,596)	(196,294)
Increase in deferred revenue	84,207	191,436	336,650
Deferred income taxes	1,842	(8,630)	40,846
Share-based compensation	5,101	9,820	7,014
Impairment of long-term investment	745	—	—
Other	32	179	132
Decrease (increase) in assets:
Receivables	96,988	972	(112,318)
Deferred charges	3,077	3,299	(10,328)
Other current assets	3,198	(5,354)	(3,326)
(Decrease) increase in liabilities:
Accounts payable	(30,121)	26,127	3,958
Accrued compensation	14,998	3,018	(3,817)
Accrued taxes payable	(15,510)	8,632	11,291
Other accrued expenses	(5,855)	830	1,160

Net cash provided by operating activities	85,811	152,727	314,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(126,390)	(133,787)	(172,210)
Sales of short-term investments	170,417	146,581	152,550
Purchases of property and equipment	(5,651)	(13,826)	(11,152)
Capitalized patent costs	(28,217)	(23,852)	(18,865)
Capitalized technology license costs	(6,957)	(24,440)	(2,700)
Long-term investments	(651)	(5,000)	—

Net cash provided (used) by investing activities	2,551	(54,324)	(52,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	2,182	6,472	40,578
Payments on long-term debt, including capital lease obligations	(1,589)	(1,247)	(351)
Repurchase of Common stock	(82,331)	(183,118)	(184,870)
Tax benefit from share-based compensation	1,502	5,123	20,717

Net cash used by financing activities	(80,236)	(172,770)	(123,926)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,126	(74,367)	138,508

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	92,018	166,385	27,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,144	$92,018	$166,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,449	$357	$383

Income taxes paid, including foreign withholding taxes	$23,125	$16,099	$51,488

Non-cash investing and financing activities

Issuance of restricted common stock	$530	$397	$414

Issuance of common stock for profit sharing	$341	$469	$442

Accrued purchase of treasury stock	$—	$803	$7,657

Leased asset additions and related obligation	$801	$3,392	$—

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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
Cash, Cash Equivalents and Short-Term Investments
     We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date. At December 31, 2008 and 2007, all of our short-term investments were classified as available-for-sale and carried at fair value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity. Net unrealized gains on short-term investments were $0.2 million at December 31, 2008 and 2007. Realized gains and losses for 2008, 2007 and 2006 were as follows (in thousands):

Year	Gains	Losses	Net
2008	$132	$(222)	$(90)
2007	$112	$(366)	$(254)
2006	$—	$—	$—
        Cash and cash equivalents at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
Demand accounts	$2,630	$4,936
Money Market accounts	63,882	35,107
Commercial Paper	20,224	50,699
US Government agency instruments	11,997	—
Repurchase agreements	1,411	1,276

	$100,144	$92,018

        Our repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.
        Short-term investments as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
Commercial Paper	$4,450	$10,880
US Government agency instruments	25,898	52,308
Corporate bonds	11,168	22,261

	$41,516	$85,449

        At December 31, 2008 and 2007, $17.0 million and $67.6 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to four years.
Fair Value of Financial Assets
     Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
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

	Fair value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Money Market accounts	$63,882	$—	$—	$63,882
Commercial paper	—	24,674	—	24,674
U.S. government agency instruments	37,895	—	—	37,895
Corporate bonds	—	11,168	—	11,168

	$101,777	$35,842	$—	$137,619

Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized while minor repairs and maintenance are charged to expense as incurred. Leases meeting certain capital lease criteria are capitalized and the net present value of the related lease payments is recorded as a liability. Amortization of capital leased assets is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms.
     Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
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
Investments in Other Entities
        We may make strategic investments in companies that have developed or are developing technologies that are complementary to our patent licensing or product strategy. During first quarter 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). In first quarter 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto by its investors. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. We do not have significant influence over Kineto and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the investee reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.
Patents
     We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten year estimated useful life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have and will continue to be based on separate analyses related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents used thus far has been 15 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable. Amortization expense related to capitalized patent costs was $11.9 million, $9.3 million and $7.8 million in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, we had capitalized gross patent costs of $159.7 million and $132.1 million, respectively, which were offset by accumulated amortization of $56.9 million and $45.0 million, respectively. The weighted average estimated useful life of our capitalized patent costs at December 31, 2008 and 2007 was 10.9 years and 11.0 years, respectively.
     The estimated aggregate amortization expense related to our patents balance as of December 31, 2008 is as follows (in thousands):

2009	$12,692
2010	12,532
2011	12,272
2012	11,939
2013	11,324
Intangible Assets
     We capitalize the cost of technology solutions and platforms we acquire or license from third parties when they have a future benefit and the development of these solutions and platforms is substantially complete at the time they are acquired or licensed.

     These technologies are being amortized over a period of five years and are presented net of accumulated amortization of $11.7 million and $4.6 million at December 31, 2008 and 2007, respectively. Our amortization expense related to these technologies was $7.1 million, $3.7 million and $0.9 million in 2008, 2007 and 2006, respectively.
     The estimated aggregate amortization expense related to our other intangible asset balance as of December 31, 2008 is as follows (in millions):

2009	$8.1
2010	8.0
2011	5.8
2012	0.8
2013	—
Contingencies
     We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies. We do not include expected legal fees to defend ourselves in our accruals for contingent liabilities, as we expense legal fees in the periods in which the legal services are provided.
     In second quarter 2007, we recorded a $16.6 million charge to increase a $3.4 million contingent liability to $20.0 million. Subsequently we have accrued post judgment interest expense of $1.8 million ($1.1 million during 2008) and reported such interest expense within the interest and investment income, net, line within our Consolidated Statements of Income. This accrual relates to an arbitration with Federal over an insurance reimbursement agreement. In second quarter 2008, InterDigital deposited $23.0 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until decision by the Court of Appeals.
     In fourth quarter 2007, we accrued $7.8 million for the potential reimbursement of legal fees associated with our UKII matter with Nokia. During 2008, we recognized a credit of $3.9 million associated with the reduction of this accrual in connection with the resolution of the Nokia UK matters.
Revenue Recognition
     We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements, and settlement of outstanding patent litigation. Due to the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.
     We establish a receivable for payments expected to be received within twelve months from the balance sheet date based on the terms in the license. Our reporting of such payments often results in an increase to both accounts receivable and deferred revenue. Deferred revenue associated with fixed fee royalty payments is classified on the balance sheet as short-term when it is scheduled to be amortized within twelve months from the balance sheet date. All other deferred revenue is classified as long-term, as amounts to be recognized over the next twelve months are not known.
Patent License Agreements
     Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with Emerging Issue Task Force (EITF) No. 00-21 Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:
Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive consideration for prior sales in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectability is reasonably assured.
Fixed Fee Royalty Payments: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for a specified time period or for the term of the agreement. We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.
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
     Licensees that either owe us Current Royalty Payments or have Prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. We recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees sales is very limited.
     The exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. From time to time, licensees will not report revenues in the proper period, most often due to legal disputes; when this occurs, the timing and comparability of royalty revenue could be affected.
     In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of products covered under a patent license agreement with us, we recognize any related deferred revenue balance in the period that we receive such evidence.
     During 2007, we recognized revenue of $5.2 million related to unpaid patent licensee royalties. We based our recognition of this revenue on royalty reports received, despite the fact that the licensee had expressed its belief that it did not have a current payment obligation. We believed that we were entitled to these royalty payments and the eventual collection of these amounts was reasonably assured; we subsequently collected these amounts in 2008.
Technology Solutions Revenue
     Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition. When the arrangement with a customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.
     We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under SAB No. 104, unless evidence suggests that the revenue is earned in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred labor hours and total estimated labor hours or other measures of progress, if available. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined.
     When technology solutions agreements include royalty payments, we recognize revenue from the royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements.
Deferred Charges
     From time-to-time, we use sales agents to assist us in our licensing activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

     We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to our recognition of the related revenue. In 2008, 2007 and 2006, we paid cash commissions of approximately $0.1 million, $1.7 million and $18.8 million and recognized commission expense of $4.7 million, $4.7 million, and $8.4 million, respectively, as part of patent administration and licensing expense. At December 31, 2008, 2007 and 2006, we had deferred commission expense of approximately $3.4 million, $4.1 million and $4.1 million, respectively, included within prepaid and other current assets and $4.9 million, $8.8 million and $12.0 million, respectively, included within other non-current assets.
Research and Development
     Research and development expenditures are expensed in the period incurred, except certain software development costs which are capitalized between the point in time that technological feasibility of the software is established and the product is available for general release to customers. We did not have any such capitalized software costs in any period presented.
Compensation Programs
     We account for the compensation cost related to share-based transactions in accordance with SFAS No. 123(R), which requires these costs to be recognized in the financial statements based on the fair values of the instruments issued. SFAS No. 123(R) requires that we reserve for estimated forfeitures of stock-based compensation awards. At December 31, 2008 and 2007, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 14% over their lives of one to three years, depending upon the group receiving the grant and the specific terms of the award issued.
     In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (APIC Pool) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of SFAS No. 123(R). We did not incur any net tax shortfalls in either 2008 or 2007.
     In all periods, our policy has been to set the value of RSU and restricted stock awards equal to the value of our underlying common stock on the date of measurement. We amortize expense for all such awards using an accelerated method.
Concentration of Credit Risk and Fair Value of Financial Instruments
     Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments.
     Our accounts receivable are derived principally from patent license agreements and technology solutions. At December 31, 2008, four customers represented 59%, 17%, 10% and 10% respectively, of our accounts receivable balance. At December 31, 2007, two customers represented 73% and 15%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments approximate their fair values.
Impairment of Long-Lived Assets
     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate long-lived assets and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. No such adjustments were recorded in 2008, 2007 or 2006.
Income Taxes
     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not, that such assets will not be realized.
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
Net Income Per Common Share
     Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options, warrants or other securities with features that could result in the issuance of common stock were exercised or converted to common stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	Income	Shares	Per-Share
For the Year Ended December 31, 2008	(Numerator)	(Denominator)	Amount
Net income per Share — Basic:
Net income available to common shareholders	$26,207	44,928	$0.58
Dilutive effect of options, and RSUs	—	1,036	(0.01)

Net income per Share — Diluted:
Net income available to common shareholders plus dilutive effects of options, warrants and RSUs	$26,207	45,964	$0.57

	Income	Shares	Per-Share
For the Year Ended December 31, 2007	(Numerator)	(Denominator)	Amount
Net income per Share — Basic:
Net income available to common shareholders	$20,004	47,766	$0.42
Dilutive effect of options, warrants and RSUs	—	1,723	(0.02)

Net income per Share — Diluted:
Net income available to common shareholders plus dilutive effects of options, warrants, RSUs and convertible preferred stock	$20,004	49,489	$0.40

	Income	Shares	Per-Share
For the Year Ended December 31, 2006	(Numerator)	(Denominator)	Amount
Net income per Share — Basic:
Net income available to common shareholders	$225,222	53,426	$4.22
Dilutive effect of options, warrants and RSUs	—	2,352	(0.18)

Net income per Share — Diluted:
Net income available to common shareholders plus dilutive effects of options, warrants and RSUs	$225,222	55,778	$4.04

     For the years ended December 31, 2008, 2007 and 2006, options and warrants to purchase approximately 0.8 million, 0.5 million and 0.7 million shares, respectively, of common stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive.

Recent Accounting Pronouncements
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2009. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations. The Company is currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities, but does not currently believe adoption will have a material impact on the Company’s financial condition and results of operations.
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
SFAS No. 141-R
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. The Company adopted this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of this FSP to our Consolidated Statements of Income.
3. GEOGRAPHIC/CUSTOMER CONCENTRATION
     We have one reportable segment. As of December 31, 2008, substantially all of our revenue was derived from a limited number of customers based outside of the United States (primarily Asia and Europe). These revenues were paid in U.S. dollars and not subject to any substantial foreign exchange transaction risk. During 2008, 2007, and 2006, revenue from our Asian-based licensees comprised 84%, 80%, and 39% of total revenues, respectively. For the same years, revenue from our European-based licensees comprised 3%, 11%, and 59% of total revenues, respectively.
     During 2008, 2007, and 2006, the following customers accounted for 10% or more of total revenues:

	2008	2007	2006
LG Electronics Inc.	25%	25%	11%
Sharp Corporation of Japan	16%	19%	(a	)
NEC Corporation of Japan	12%	14%	(a	)
Nokia Corporation	(a )	(a )	53%

(a)	Less than 10%
     At December 31, 2008 and 2007, we held $18.4 million, or 88%, and $20.3 million or 83%, respectively, of our property and equipment in the United States of America, net of accumulated depreciation. We also held $2.6 million and $4.3 million, respectively, of property and equipment, net of accumulated depreciation, in Canada.
4. SIGNIFICANT AGREEMENTS AND EVENTS
Samsung Settlement
     On January 14, 2009, we entered into a patent license agreement (the “agreement”) with Samsung Electronics Co., Ltd. (“Samsung”) covering Samsung’s affiliates, including Samsung Electronics America, Inc. The agreement supersedes the terms of the binding term sheet signed in November 2008 by such parties and provides for the termination of the 1996 patent license agreement between us. Under the terms of the agreement, Samsung has agreed to pay us $400.0 million in four equal installments over an 18-month period to resolve the outstanding arbitration disputes involving Samsung’s sale of 2G products, as well as the patent disputes over Samsung’s sales of 3G products. Following our January 30, 2009 receipt of Samsung’s first payment, the parties moved to end all litigation and arbitration proceedings ongoing between them as more fully discussed in the Note 8 "LITIGATION AND LEGAL PROCEEDINGS".
     Under the terms of the agreement, we have granted Samsung a royalty-bearing license covering Samsung’s sale of 3G products (including products built under both the WCDMA and cdma2000 standards and certain of their related extensions) through 2012 and a license covering Samsung’s sale of 2G single-mode TDMA-based products that will become paid-up in 2010.
     We will recognize the revenue associated with the agreement ratably from January 14, 2009 through the expiration of the agreement on December 31, 2012. The total amount of revenue recognized will include approximately $7.0 million of deferred revenue from our 1996 patent license agreement. Beginning in first quarter 2009 and in accordance with our accounting policies, we will recognize within our accounts receivable, all payments due from Samsung within twelve months of our balance sheet date.
SlimChip
     In October 2008, we announced that, due to the rapidly changing landscape of suppliers and customers of digital baseband technology, we were evaluating a number of options for the modem portion of our business. These options could include an acquisition or partnership to achieve the appropriate scale needed to succeed in the market, or the disposition of the modem product portion of our business through a sale or closure. We continue to evaluate these options, and while we have had substantive discussions with potential counterparties, we have not made a final determination of the most appropriate option to pursue. A final decision could occur as early as the first quarter 2009. The ultimate outcome of this evaluation and pursuit of an option could result in an impairment of assets related to the modem business. The assets that could be affected include all or a significant portion of our intangible assets, which totaled $22.7 million and $22.9 million, net of accumulated amortization, at December 31, 2008 and 2007, respectively, and a significant portion of our property and equipment, which totaled $21.0 million and $24.6 million, net of accumulated depreciation, at December 31, 2008 and 2007. While a disposition of the modem portion of our business could create significant long-term cost savings and improved cash flow, it could also produce a near-term repositioning charge and a significant reduction to our technology solutions revenue, which contributed $12.0 million, $3.4 million and $6.9 million of revenue at December 31, 2008, 2007 and 2006.
     As a result of our October 2008 announcement, we evaluated the carrying value of our long-lived assets associated with the modem business in accordance with SFAS No. 144. We concluded that there was no impairment at December 31, 2008.
Technology Solution Agreements
     We account for portions of our technology solution agreements using the proportional performance method. During 2008, 2007 and 2006, we recognized related revenue of approximately $4.3 million, $1.2 million and $4.5 million, respectively, using the proportional performance method. Our accounts receivable, net at December 31, 2008 and 2007 included unbilled amounts of $0.0 million and $0.3 million, respectively. During 2008, we billed and collected all amounts that were unbilled at December 31, 2007.

5. PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
	(In thousands)
Land	$695	$695
Building and improvements	7,264	6,775
Engineering and test equipment	29,409	26,982
Computer equipment	20,508	19,524
Computer software	26,013	23,888
Furniture and fixtures	4,543	4,516
Leasehold improvements	4,221	3,969

	92,653	86,349
Less: Accumulated depreciation	(71,679)	(61,755)

	$20,974	$24,594

     Depreciation expense was $9.9 million, $8.9 million, and $5.9 million in 2008, 2007 and 2006, respectively. Depreciation expense included depreciation of computer software costs of $3.2 million, $2.5 million and $1.9 million in 2008, 2007 and 2006, respectively. Accumulated depreciation related to computer software costs was $20.8 million and $17.5 million at December 31, 2008 and 2007, respectively.
6. OBLIGATIONS

	December 31,
	2008	2007
	(In thousands)
Credit facility	$—	$—
Mortgage debt	977	1,203
Capital leases	1,952	2,514

Total long-term debt obligations	2,929	3,717
Less: Current portion	(1,608)	(1,311)

	$1,321	$2,406

     In December 2005, we entered into a two-year $60.0 million unsecured revolving credit facility (the Credit Agreement). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. On July 2, 2007, as a result of the Company’s internal corporate reorganization, InterDigital Communications Corporation, the Company, the Subsidiary Guarantors party thereto, the Lenders and Bank of America, N.A., as Administrative Agent and L/C Issuer, entered into a First Amendment, Consent and Joinder to Credit Agreement. We did not borrow against the Credit Agreement during the initial two year term.
     In December 2007, we entered into a Second Amendment to Credit Agreement resulting in the continuation of our two-year $60.0 million unsecured revolving credit facility (the Credit Agreement) through December 2009. Under the Second Amendment, borrowings under the Credit Agreement will, at the Company’s option, bear interest at either (i) LIBOR plus 65 basis points or (ii) the higher of the prime rate or 50 basis points above the federal funds rate. The customary restrictive financial and operating covenants under the Credit Agreement continue in full force and effect and include, among other things, that the Company is required to (i) maintain certain minimum cash and short-term investment levels, (ii) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside of the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2008, the Company did not have any amounts outstanding under the Credit Agreement.
     During 1996, we purchased our King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.
     Three capital software lease obligations are payable annually, while all other capital lease obligations are payable in monthly installments. All capital leases have an average rate of 5.43%, through 2010. The net book value of software & equipment under capitalized lease obligations was $1.9 million at December 31, 2008 and $3.0 million at December 31, 2007.
     Maturities of principal of the long-term debt obligations as of December 31, 2008 are as follows (in thousands):

2009	$1,608
2010	853
2011	288
2012	180

$2,929

7. COMMITMENTS
Leases
          We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.1 million, $4.0 million, and $3.1 million in 2008, 2007 and 2006, respectively. Minimum future rental payments for operating leases as of December 31, 2008 are as follows (in thousands):

2009	$2,076
2010	2,203
2011	1,978
2012	1,519
2013	242
Thereafter	252
8. LEGAL PROCEEDINGS
Samsung Litigation and Settlement
     As described in more detail below InterDigital Communications, LLC (“IDC”) and InterDigital Technology Corp. (“ITC”) (“IDC” and “ITC” collectively referred to as “InterDigital”) and Samsung Electronics Co., Ltd. (“Samsung”) have been engaged in a series of arbitration and litigation proceedings concerning royalties owed for Samsung’s sales of 2G products under the 1996 Patent License Agreement between ITC and Samsung (the “1996 Samsung PLA”). In addition, as described in more detail below, InterDigital and Samsung have been engaged in litigation since March 2007 in the U.S. International Trade Commission (“USITC” or the “Commission”) and in the Delaware District Court in which InterDigital alleges that Samsung’s sales of 3G products infringe certain InterDigital patents.

     On November 24, 2008, InterDigital and Samsung entered into a binding Term Sheet (“Samsung Term Sheet”) to settle their 2G and 3G disputes. On January 14, 2009, InterDigital and Samsung entered into a patent license agreement (the “2009 Samsung PLA”), which superseded the Samsung Term Sheet, and which also superseded, and provided for the termination of, the 1996 Samsung PLA.
     Under the terms of the 2009 Samsung PLA, Samsung has agreed to pay InterDigital $400.0 million in four equal installments over an 18-month period to resolve the parties’ disputes, including: (a) the outstanding arbitration disputes and enforcement proceedings involving Samsung’s sale of 2G products (see “Samsung 2nd Arbitration and Related Enforcement Proceeding” and “Samsung 3rd Arbitration” discussed below); and (b) the outstanding patent infringement litigation concerning Samsung’s sales of 3G products, including the USITC Action against Samsung and the related Delaware District Court proceeding (described below). In addition, the 2009 Samsung PLA provides for the dismissal of a separate pending action between the parties in the Delaware District Court (see “Samsung Delaware Proceeding” below).
          Samsung United States International Trade Commission Proceeding and Related Delaware District Court Proceeding
     In March 2007, InterDigital, Inc.’s wholly-owned subsidiaries InterDigital Communications, LLC (“IDC”) and InterDigital Technology Corporation (“ITC”) filed a Complaint against Samsung Electronics Co., Ltd. and certain of its affiliates (collectively, “Samsung”) in the USITC alleging that Samsung engages in unfair trade practices by selling for importation into the United States, importing into the United States, and selling after importation into the United States certain 3G handsets and components that infringe three of InterDigital’s patents. In May 2007 and December 2007, a fourth patent and fifth patent, respectively, were added to our Complaint against Samsung. The Complaint sought an exclusion order barring from entry into the United States infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. The Complaint also sought a cease and desist order to bar sales of infringing Samsung products that had already been imported into the United States.
     On the same date as our filing of the Samsung USITC action referenced above, we also filed a Complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Samsung’s 3G WCDMA handsets infringe the same three InterDigital patents identified in the original Samsung USITC Complaint. In June 2007, the Delaware District Court entered a Stipulated Order staying this Delaware District Court proceeding against Samsung until the USITC’s determination in this matter becomes final. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the fourth and fifth patents InterDigital had asserted against Samsung in the USITC action.
     As described more fully below (see “Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings”), in August 2007, we filed a Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) in the USITC alleging that Nokia engaged in an unfair trade practice by selling for importation, importing into the United States, and selling after importation certain 3G mobile handsets and components that infringe two of InterDigital’s patents. On October 24, 2007, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order consolidating the investigations pending against Samsung and Nokia. On May 16, 2008, the Administrative Law Judge deconsolidated the investigations against Samsung and Nokia and set an evidentiary hearing date in the investigation against Samsung to begin on July 8, 2008. On May 22, 2008, the Administrative Law Judge reset the Target Date for the USITC’s Final Determination in the Samsung investigation (337-TA-601) to March 25, 2009, requiring a final Initial Determination by the Administrative Law Judge to be entered no later than November 25, 2008.
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
          The evidentiary hearing in the Samsung investigation commenced on July 8, 2008 and concluded on July 15, 2008.
          Following the evidentiary hearing and the post-hearing filings, the Initial Determination of the Administrative Law Judge was expected by November 25, 2008 and the Target Date for the Final Determination of the USITC was expected by March 25, 2009, but these dates were modified. As referenced above, on November 24, 2008, InterDigital and Samsung entered into the Samsung Term Sheet. Pursuant to the Samsung Term Sheet, on November 24, 2008, the parties jointly filed a motion with the USITC in the Samsung investigation (337-TA-601) requesting an immediate stay of the procedural schedule and seeking to reset the Initial Determination date to February 9, 2009, or as soon thereafter as it may be scheduled, and to reset the Target Date for the Final Determination to June 9, 2009, or as soon thereafter as it may be scheduled . On November 24, 2008, the Administrative Law Judge issued an Initial Determination staying the current procedural schedule and resetting the Initial Determination date to February 9, 2009 and resetting the Target Date for the Final Determination to June 9, 2009. On December 9, 2008, in the parallel district court proceeding in the Delaware District Court proceeding against Samsung that is currently stayed, InterDigital and Samsung advised the Delaware District Court of the Samsung Term Sheet.

     On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, which superseded the terms of the Samsung Term Sheet. Under the terms of the 2009 Samsung PLA, Samsung has agreed to pay InterDigital $400.0 million in four equal installments over an 18-month period to resolve their outstanding disputes, including the USITC Action against Samsung and the related Delaware District Court proceeding. Under the terms of the 2009 Samsung PLA, InterDigital has agreed to grant Samsung a royalty-bearing license covering Samsung’s sale of 3G products (including products built under both the WCDMA and cdma2000 standards and certain of their related extensions) through 2012, and a license covering Samsung’s sale of 2G single-mode TDMA-based products that will become paid-up in 2010.
     On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA, and on February 3, 2009 the parties jointly moved to terminate the Samsung USITC Action. On February 6, 2009, the Administrative Law Judge terminated the USITC Action. On February 3, 2009, the court in the related Delaware District Court proceeding dismissed that action following a joint stipulation of dismissal filed by the parties on February 2, 2009.
          Samsung Delaware Proceeding
     In March 2007, Samsung Telecommunications America LLP and Samsung Electronics Co., Ltd. (collectively “Samsung”) filed an action against InterDigital Communications Corporation (now IDC), ITC and another affiliate, Tantivy Communications, Inc. (collectively “InterDigital”), in the Delaware District Court (the “Samsung Delaware Proceeding”), alleging that InterDigital had refused to comply with its alleged contractual obligations to be prepared to license our patents on fair, reasonable, and non-discriminatory (“FRAND”) terms and that InterDigital had allegedly engaged in unfair business practices. By their original Complaint in the action, Samsung sought damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable, (ii) the Samsung entities have a right to practice InterDigital’s intellectual property as a result of an alleged license from QUALCOMM Incorporated, (iii) nine specified InterDigital patents are invalid and/or not infringed by the Samsung entities, and (iv) InterDigital must offer the Samsung entities a license on FRAND terms. In September 2007, Samsung filed a First Amended Complaint that omitted the previously asserted claims for declaratory judgment regarding the nine specified InterDigital patents. In November 2007, InterDigital filed its Answer to the Amended Complaint, disputing Samsung’s allegations and asserting counterclaims of infringement as to two InterDigital patents.
        As discussed above, in November 2008, InterDigital and Samsung entered into the Samsung Term Sheet resolving their disputes. Pursuant to the Samsung Term Sheet, in December 2008, Samsung and InterDigital filed a joint stipulation to stay the Samsung Delaware Proceeding until February 9, 2009, which was granted. On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, superseding the Samsung Term Sheet and providing for, among other things, the dismissal of the Samsung Delaware Proceeding.
        On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA. Thereafter, on February 2, 2009, the parties jointly moved to dismiss this matter. On February 3, 2009, the court in the Samsung Delaware Proceeding dismissed that action.
          Samsung 2nd Arbitration and Related Enforcement Action
     Since February 2002, InterDigital and Samsung Electronics Co., Ltd. (“Samsung”) have been engaged in a series of disputes concerning the royalties owed by Samsung for sales of 2G products under the parties’ 1996 patent license agreement. In November 2003, Samsung initiated an arbitration proceeding with InterDigital (the “Samsung 2nd Arbitration”) in the International Chamber of Commerce concerning the royalties owed by Samsung on sales of 2G products during the 2002 to 2006 timeframe. In August 2006, the arbitral tribunal (“Tribunal”) in the Samsung 2nd Arbitration issued a final award (“Award”), ordering Samsung to pay InterDigital approximately $134.0 million in past royalties, plus interest, on Samsung’s sale of single mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units for the period from 2002 through 2005. The Tribunal also established the royalty rates to be applied to Samsung’s sales of covered 2G products in 2006.
     In September 2006, InterDigital filed an action seeking to enforce the arbitral Award in the U.S. District Court for the Southern District of New York (“Enforcement Action”). On December 10, 2007, the court in the Enforcement Action confirmed the Award in its entirety and directed that Samsung pay InterDigital the amount of the Award, plus interest, for a total judgment of approximately $150.3 million. On December 18, 2007, Samsung filed an appeal with the United States Court of Appeals for the Second Circuit, and posted an appeal bond with the district court in the amount of approximately $166.7 million. By posting the appeal bond, Samsung stayed execution of the Order of Judgment pending the appeal. Oral argument in the appeal was scheduled for December 17, 2008.
        As discussed above, in November 2008, InterDigital and Samsung entered into the Samsung Term Sheet, settling their 2G and 3G disputes. Pursuant to the Samsung Term Sheet, in December 2008, Samsung and InterDigital filed a joint request to stay the appeal in the Enforcement Action. On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, which superseded the Samsung Term Sheet and provided for, among other things, the dismissal of the 2G disputes, including the appeal of the Enforcement Action. On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA. On February 3, 2009, the parties jointly moved to dismiss the appeal of the Enforcement Action, and to release the appeal bond posted by Samsung. On February 5, 2009, the Second Circuit granted the parties’ dismissal request.

          Samsung 3rd Arbitration
        In October 2006, Samsung Electronics Co., Ltd. (“Samsung”) filed a Request for Arbitration (“Samsung 3rd Arbitration”) with the International Chamber of Commerce against InterDigital relating to the royalties Samsung owed for the period 2002 through 2006, which had been the subject of the Samsung 2nd Arbitration. In the Samsung 3rd Arbitration, Samsung sought to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Arbitration Settlement Agreement between InterDigital and Nokia (“Nokia Settlement”). Samsung purported to have elected the Nokia Settlement under the most favored licensee (“MFL”) clause in the 1996 Samsung PLA. Samsung contended that it had the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that had been determined by the Tribunal in the Samsung 2nd Arbitration for that period. InterDigital denied that Samsung was entitled to receive any new royalty rate adjustment based on the Nokia Settlement, and counterclaimed, seeking an Award of the royalties Samsung owes for its 2G/2.5G sales in 2006 at the royalty rate specified in the August 2006 Award in the Samsung 2nd Arbitration.
     In February 2008, the arbitral tribunal heard oral argument on the issue of whether Samsung was entitled to elect the Nokia Settlement. In July 2008, the arbitral tribunal in the Samsung 3rd Arbitration issued a Partial Final Award, finding that Samsung was not entitled to an adjustment of its royalty obligations based on the Nokia Settlement.
        As discussed above with respect to the USITC Action, in November 2008, InterDigital and Samsung entered into the Samsung Term Sheet settling their 2G and 3G disputes. Pursuant to the Samsung Term Sheet, in December 2008, Samsung and InterDigital filed a joint request to stay the Samsung 3rd Arbitration. On January 14, 2009, InterDigital and Samsung entered into the 2009 Samsung PLA, which superseded the Samsung Term Sheet and provided for, among other things, the dismissal of the 2G disputes, including the Samsung 3rd Arbitration. On January 30, 2009, Samsung made its first required payment under the 2009 Samsung PLA, and on February 2, 2009, the parties jointly moved to dismiss the Samsung 3rd Arbitration. On February 19, 2009, the arbitral tribunal in the Samsung 3rd Arbitration issued an Agreed Order dismissing the arbitration.
Nokia Litigation
          Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings
     In August 2007, InterDigital filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our Complaint against Nokia. The Complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
     In addition, on the same date as our filing of the USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC Complaint. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed until the USITC’s determination in this matter becomes final. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action.
     Nokia, joined by Samsung, moved to consolidate the Samsung and Nokia USITC proceedings. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations were revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a target date for the consolidated investigations of November 12, 2008, by which date the USITC would issue its final determination (the “Target Date”).
     On December 4, 2007, Nokia moved for an order terminating or, alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York, seeking to preliminarily enjoin InterDigital from proceeding with the USITC investigation with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the USITC investigation. Nokia raised in this preliminary injunction action the same arguments it raised in its motion to terminate the USITC investigation, namely that InterDigital allegedly must first arbitrate its alleged license dispute with Nokia and that Nokia has not waived arbitration of this defense. In the Southern District Action, Nokia also sought to compel InterDigital to arbitrate its alleged license dispute with Nokia and, in the alternative, seeks a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On March 7, 2008, InterDigital filed a motion to dismiss Nokia’s claim in the alternative that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. The District Court has not acted on InterDigital’s motion to dismiss.
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
     On March 17, 2008, Nokia and Samsung jointly moved for summary determination that U.S. Patent No. 6,693,579, which was asserted against both Samsung and Nokia, is invalid, and Samsung moved for summary determination on its defense of equitable estoppel. InterDigital opposed these motions. On April 14, 2008, the Administrative Law Judge denied Nokia’s and Samsung’s joint motion for summary determination that the ‘579 patent is invalid and also denied Samsung’s motion for summary determination of Samsung’s defense of equitable estoppel.
     On March 20, 2008, the U.S. District Court for the Southern District of New York, ruling from the bench, decided that Nokia is likely to prevail on the issue of whether Nokia’s alleged entitlement to a license is arbitrable. The Court did not consider or rule on whether Nokia is entitled to such a license. As a result, the Court ordered InterDigital to participate in arbitration of the license issue. The Court also entered a preliminary injunction requiring InterDigital to cease participation in the USITC proceeding by April 11, 2008, but only with respect to Nokia. The Court further ordered Nokia to post a $500,000 bond by March 28, 2008. InterDigital promptly filed a request for a stay of the preliminary injunction and for an expedited appeal with the U.S. Court of Appeals for the Federal Circuit, which transferred the appeal to the U.S. Court of Appeals for the Second Circuit. The preliminary injunction became effective on April 11, 2008, and, in accordance with the Court’s order, InterDigital filed a motion with the Administrative Law Judge to stay the USITC proceeding against Nokia pending InterDigital’s appeal of the District Court’s decision or, if that appeal is unsuccessful, pending the Nokia TDD Arbitration (described below). On April 14, 2008, the Administrative Law Judge ordered that the date for the commencement of the evidentiary hearing, originally scheduled for April 21, 2008, be suspended until further notice from the Administrative Law Judge. The Administrative Law Judge did not at that point change the scheduled date of July 11, 2008 for his initial determination in the investigation or the scheduled Target Date of November 12, 2008 for a decision by the USITC. InterDigital’s motion for a stay of the preliminary injunction and for an expedited appeal was considered by a panel of the Second Circuit on April 15, 2008. On April 16, 2008, the Second Circuit denied the motion for stay but set an expedited briefing schedule for resolving InterDigital’s appeal on the merits of whether the District Court’s order granting the preliminary injunction should be reversed.
     On April 17, 2008, InterDigital filed a motion with the USITC to separate the consolidated investigations against Nokia and Samsung in order for the investigation to continue against Samsung pending the expedited appeal or, if the appeal is unsuccessful, pending the Nokia TDD Arbitration. Samsung and Nokia opposed InterDigital’s motion. On May 16, 2008, the Administrative Law Judge deconsolidated the investigations against Samsung and Nokia and set an evidentiary hearing date in the investigation against Samsung (337-TA-601) to begin on July 8, 2008.
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
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the Order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision was rendered in the context of a preliminary injunction and does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding is dispositive of any claim for arbitration of Nokia’s alleged license defense and requesting the District Court to address InterDigital’s entitlement to recover against the $500,000 bond posted by Nokia as well as InterDigital’s pending motion to dismiss Nokia’s claim in the alternative for a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On October 30, 2008, Nokia filed a reply with the District Court. The District Court has not yet acted on the parties’ filings.
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
     On January 21, 2009, Nokia filed a motion to schedule a claim construction hearing in early February 2009, and on January 29, 2009, InterDigital filed an opposition to the motion for a claim construction hearing. On February 9, 2009, the Administrative Law Judge denied Nokia’s motion for a claim construction hearing.
     On February 13, 2009, InterDigital filed a renewed motion for summary determination that InterDigital has satisfied the domestic industry requirement based on its licensing activities, and on February 27, 2009, Nokia filed an opposition to the motion. The parties await a ruling on this summary determination motion by the Administrative Law Judge.
     The evidentiary hearing for the Nokia investigation (337-TA-613) remains scheduled for May 26-29, 2009.
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
     On July 31, 2008, as discussed above, the United States Court of Appeals for the Second Circuit reversed the district court’s grant of an order requiring InterDigital to submit the TDD issue to arbitration, finding that Nokia waived any right to arbitrate the issue. InterDigital believes that Nokia should not be permitted to continue to pursue this arbitration in light of the Second Circuit’s finding of waiver and has requested that the arbitration be dismissed. Nokia has asserted that the Second Circuit’s decision is not a final decision on the issue of waiver, and that Nokia may submit the waiver issue to the arbitral tribunal or, as indicated above, to the District Court on remand. On October 27, 2008, the arbitral tribunal notified the parties that the drafting of the Terms of Reference for the arbitration is postponed until such time as the status conference before Judge Batts in the U.S. District Court for the Southern District of New York has been held (see “Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings” above).
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

     Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the Order does not affect any of the other legal proceedings between the parties, including the USITC investigation involving InterDigital and Nokia, or the parallel Delaware District Court proceeding also brought by InterDigital against Nokia.
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
     The December 10, 2007 Order entered by the Delaware District Court to stay the Nokia Delaware Proceeding (described above) also stayed the Nokia Arbitration Concerning Presentations pending the full and final resolution of the USITC investigation against Nokia as described above.
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
        Among the types of legal proceedings we encounter in the normal course of business, we are engaged in the following action:
        Federal
        In May 2007, the Arbitrator in the arbitration proceeding between InterDigital Communications Corporation (now IDC) and ITC (collectively, for purposes of the Federal arbitration described herein, “InterDigital,” “we,” or “our”) and Federal Insurance Company (“Federal”), and relating to a Litigation Expense and Reimbursement Agreement signed in February 2000 by the parties (“Reimbursement Agreement”), refused to award the full amount of Federal’s claim, which was in excess of $33.0 million. The Arbitrator did award Federal approximately $13.0 million, pursuant to a formula set forth in the Reimbursement Agreement, for reimbursement of attorney’s fees and expenses previously paid to or on behalf of InterDigital by Federal, plus approximately $2.0 million in interest. As additional reimbursement of attorney’s fees and expenses, the Arbitrator awarded $5.0 million, without interest, as Federal’s share under the Reimbursement Agreement of “additional value” of the 2003 settlement between InterDigital and Ericsson Inc. Further, the Arbitrator ruled that InterDigital must pay Federal 10% of any additional payments InterDigital may receive as a result of an audit of Sony Ericsson’s sales. In June 2007, we notified Federal that we had received $2.0 million from Sony Ericsson to resolve Sony Ericsson’s payment obligations following an audit. The approximately $13.0 million portion of the Award represents a percentage of the amounts InterDigital has received since March 2003 from Telefonaktiebolaget LM Ericsson and Ericsson Inc. and Sony Ericsson Mobile Communications AB under their respective patent license agreements.
        In June 2007, Federal moved to confirm the Award in the United States District Court for the Eastern District of Pennsylvania. Also in June 2007, we filed an opposition to Federal’s motion to confirm the arbitration Award and a cross motion to vacate a portion of the Award, totaling approximately $14.5 million, on the ground that the Arbitrator exceeded the scope of her authority. We also moved the Court to stay confirmation of the Award pending adjudication of our recoupment defense whereby we are seeking to recoup the full amount of the Award based on Federal’s bad faith breach of its contractual and fiduciary duties to us. In July 2007, the Court heard oral arguments on Federal’s motion to confirm the Award, our opposition thereto, and our cross motion to vacate the Award and to stay confirmation pending adjudication of our recoupment defense. On March 24, 2008, the Court: (i) granted Federal’s motion to confirm the arbitration award; and (ii) denied InterDigital’s motion to stay confirmation of the arbitration award pending adjudication of InterDigital’s claim for recoupment based on Federal’s bad faith breach of its duties as InterDigital’s insurer. On April 1, 2008, InterDigital filed a notice of appeal to the United States Court of Appeals for the Third Circuit. In order to stay execution on Federal’s judgment pending appeal, InterDigital deposited

$23.0 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until decision by the Court of Appeals. On April 10, 2008, the Court extended Federal’s deadline for seeking costs and fees until after conclusion of the appeal.
        On May 6, 2008, the Court of Appeals assigned the matter for mediation in the Court of Appeals mediation program. The mediation program concluded without any settlement. Consequently, InterDigital and Federal have commenced briefing the appeal.
        On July 7, 2008, the Company filed its opening brief, seeking reversal of the District Court’s refusal to hear InterDigital’s recoupment claim and remand to the District Court for adjudication of such claim as a set-off to Federal’s arbitration award. Federal’s brief was filed on August 6, 2008. The Company’s reply brief was filed on August 20, 2008. The appeal was submitted to the Court of Appeals on January 8, 2009. On January 29, 2009, the Court of Appeals affirmed the District Court’s March 24, 2008 Order. On February 23, 2009, Federal moved to lift the stay of enforcement of Federal’s judgment.
        At the time of judgment in second quarter 2007, we recorded an expense of approximately $16.6 million, which represents the total amount of the Award through second quarter 2007, less the amount of a previously accrued liability of $3.4 million. We have also accrued post judgment net interest expense of $1.6 million ($0.9 million during 2008) and reported such interest expense within the “Interest and other income, net” line item in our Consolidated Statements of Income.
9. INSURANCE REIMBURSEMENTS
          During 2008 and 2007, we received payments from insurance providers of $7.2 million and $1.7 million, respectively, to reimburse us for portions of our defense costs in certain litigation with Nokia. These amounts reduced our patent administration and licensing expenses in 2008 and 2007. We did not receive any such reimbursements during 2006.
10. RELATED PARTY TRANSACTIONS
          One of our outside directors is Chairman of the Advisory Board to a firm that provides us with consulting services. We paid less than $0.1 million to this firm for their services in 2008, $0.3 million in 2007 and we paid them less than $0.1 million in 2006. Our board member did not receive any direct compensation or commissions related to these engagements.

11. COMPENSATION PLANS AND PROGRAMS
Common Stock Compensation Plans
     We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive share-based awards such as, stock options, stock appreciation rights, restricted stock awards and other stock unit awards. We issue the share-based awards authorized under these plans through a variety of compensation programs.
Common Stock Option Plans
     We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, our shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorizes the offer and sale of up to approximately 6.9 million shares of common stock. The Board of Directors or the Compensation Committee of the Board determines the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of the fair market value of the common stock at the date of grant.
     In 2002, the Board of Directors approved the 2002 Stock Award and Incentive Plan (2002 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities, to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board of Directors or the Compensation Committee of the Board determines the number of options to be granted. Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.
     Information with respect to current year stock options activity under the above plans is summarized as follows (in thousands, except per share amounts):

				Weighted
				Average
	Available	Outstanding Options		Exercise
	For Grant	Number	Price Range	Price
Balance at December 31, 2007	966	3,757	$0.01–39.00	$16.51
Canceled	34	(34)	25.25–39.00	30.34
Exercised	—	(296)	3.75–21.38	7.38

Balance at December 31, 2008	1,000	3,427	$0.01–39.00	$17.16

     The following table summarizes information regarding the stock options outstanding at December 31, 2008 (in thousands, except for per share amounts):

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
	and	Contractual	Exercise
Range of Exercise Prices	Exercisable	Life (years)*	Price
$0.01 – 7.75	398	3.75	$5.89
$7.77 – 9.00	122	20.72	8.48
$9.03 – 9.60	421	2.94	9.59
$9.77 – 11.63	446	11.67	10.85
$11.64 – 13.19	467	2.54	12.45
$13.25 – 17.13	413	2.72	15.79
$17.26 – 23.59	346	4.02	19.62
$23.66 – 31.81	319	3.24	25.67
$34.13 – 34.13	13	1.18	34.13
$39.00 – 39.00	482	1.00	39.00

$0.01 – 39.00	3,427	4.58	$17.16

*	We currently have approximately 225,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a pre-existing plan. For purposes of this table, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.25 and $11.63.

     The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $4.9 million, $14.2 million and $59.4 million, respectively. The total intrinsic value of our options outstanding at December 31, 2008 was $41.2 million. In 2008, we recorded cash received from the exercise of options of $2.2 million and tax benefits of $1.5 million. Upon option exercise, we issued new shares of stock.
     At December 31, 2008 and 2007, we had approximately 2.9 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the Company of $38.9 million and $33.1 million, respectively, if they had been fully exercised on those dates.
Restricted Stock
     Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted common stock and restricted stock units (RSUs) to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2008 and 2007, we had issued approximately 2.7 million and 2.9 million shares, respectively, of restricted stock and RSUs under the 1999 Plan. The related compensation expense is amortized over vesting periods that are generally from 1 to 5 years. At December 31, 2008 and 2007, we had unrecognized compensation cost related to share-based awards of $2.8 million and $5.6 million, respectively. We expect to amortize the unrecognized compensation cost at December 31, 2008 over a weighted average period of less than one year using an accelerated method.
     We grant RSUs as an element of compensation to all of our employees. These awards vest over three years according to the following schedules:

	Year 1	Year 2	Year 3
Time-Based Awards
- Employees below manager level (represents 100% of the total award)	33%	33%	34%
- Managers and technical equivalents (represents 75% of the total award)	25%	25%	25%
- Senior officers (represents 50% of the total award)	0%	0%	50%
Performance-Based Awards
- Managers and technical equivalents (remaining 25% of the total award)	0%	0%	25%
- Senior officers (remaining 50% of the total award)	0%	0%	50%
     Vesting of performance-based RSU awards is subject to attainment of specific goals previously established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range could be anywhere from 0 to 3 times the values shown under Year 3 of the performance-based awards section above.
     Information with respect to current and prior year RSU activity under the above plan is summarized as follows (in thousands, except per share amounts):

		Weighted
	Number of	Average
	Unvested	Grant Date
	RSUs	Fair Value
Balance at December 31, 2006	626	$20.66
Granted**	684	33.06
Forfeited	(49)	30.11
Vested	(192)	20.52

Balance at December 31, 2007	1,069	$28.19
Granted**	109	23.60
Forfeited	(93)	27.05
Vested	(390)	23.81

Balance at December 31, 2008	695	$30.09

**	The number of RSUs presented as granted in 2007 includes approximately 0.4 million performance RSUs which may be satisfied with between 0 and 0.4 million shares of common stock on January 1, 2010, depending upon the company’s performance against operating measures between the grant and end date for RSU Cycle 3. The number of RSUs presented as granted in 2008 includes an immaterial number of performance RSUs. As such, the number of performance RSUs issued during the two year period ending December 31, 2008 remains at approximately 0.4 million.
     The total vest date fair value of our RSUs that vested during each of 2008, 2007 and 2006 was $9.1 million, $6.4 million and $7.0 million, respectively.
Compensation Programs
     We use a variety of compensation programs to attract and retain employees, as well as more closely align employee compensation with Company performance. These programs include both cash components and share-based components. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the Common Stock and Restricted Stock Plans discussed above. However, our board of directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future. We recognized $17.2 million, $3.9 million and $3.5 million of compensation expense in 2008, 2007 and 2006, respectively, related to a performance-based cash incentive under our LTCP, discussed below. The 2008 amount includes a fourth quarter 2008 charge of $9.4 million to increase our accrual for Cycle 2a from the previously estimated payout of 100% to the actual payout of 175%. The increase in the incentive payout was driven by the Company’s success in a number of key goals, including signing LG and Samsung, two of the top five cellular handset OEMs, to 3G licensing agreements. These licenses helped increase our share of the 3G market under license from approximately 20% to approximately 50%, and drove substantial positive operating cash flow over the period. We also recognized share-based compensation expense of $5.1 million, $9.8 million and $7.0 million in 2008, 2007 and 2006, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted to managers under our LTCP. In 2006, share-based compensation expense also included a non-recurring charge of $1.0 million to correct our accounting related to share-based grants awarded to two non-employee, non-director consultants in 1998. We previously accounted for these non-employee grants similarly to share-based employee grants, using the intrinsic value method. The charge reflects the incremental cost that would have been recognized by correctly treating these grants as non-employee grants using the fair value method. The balance of the share-based compensation expense relates to the programs described below.
LTCP
     The LTCP applies to all management personnel and includes a time-based RSU component, a performance-based RSU component and a performance-based cash incentive component. The LTCP was originally designed as three year cycles that overlap by one year. However, the first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (Cycle 1). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (Cycle 2). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3 1/2 year period from July 1, 2005 through January 1, 2009 (Cycle 2a), and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005. The third RSU cycle (RSU Cycle 3) began on January 1, 2007 and runs through January 1, 2010. The third performance-based cash award cycle (Cash Cycle 3) began on January 1, 2008 and runs through January 1, 2011. The fourth RSU cycle (RSU Cycle 4) began on January 1, 2009 and runs through January 1, 2012.
     During 2006, fourteen members of our senior management voluntarily exchanged approximately 56,000 Cycle 2 time-based RSUs for an equal number of Cycle 2 performance-based RSUs. The Company ultimately satisfied these performance-based RSUs in early 2008 through the issuance of approximately 11,000 shares, based upon senior management’s performance against specified goals. During 2006, the LTCP was amended such that, beginning with the January 1, 2007 grant, executives now receive 50% of their RSU grant as performance-based RSUs and 50% as time-based. Under the amendment, the Company’s managers now receive 25% of their RSU grant as performance-based RSUs and 75% as time-based.

Other RSU Grants
     We also grant RSUs to all non-management employees, all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type, awarded to management personnel, are in addition to any grants awarded through the LTCP.
401(k) and Profit Sharing
     We have a 401(k) plan wherein employees can elect to defer compensation based on federal limits. The Company matches a portion of employee contributions. At its discretion, the Company may also make a profit sharing contribution to its employees’ 401(k) plans. In 2008, 2007 and 2006, we issued 14,673, 13,963 and 24,084 shares of common stock to satisfy our accrued obligations from the prior years of $0.4 million, $0.5 million and $0.5 million related to our profit sharing contribution to eligible employees under our Savings and Protection Plan (Savings Plan).
Annual Bonus
     We have a performance-based annual bonus plan that is applicable to all employees. For awards earned in the years 1999 through 2007, executive officers and other key management personnel were paid 30% of their bonus in shares of restricted stock. Receiving a portion of their annual bonus in the form of equity served to more closely align senior management’s interest with those of our shareholders. These shares had full voting power, the right to receive dividends, were not forfeitable, but were restricted as to their transferability for a two year period. We issued 27,166, 11,765 and 17,000 shares of restricted stock in 2008, 2007 and 2006, respectively, to satisfy our accrued obligations from the prior years of $0.5 million, $0.4 million and $0.4 million under the restricted stock portion of the annual bonus.
     During 2008, as part of its annual review of executive compensation, the Compensation Committee determined that the LTCP, which was introduced in 2004, provides an effective method for all management level employees to increase their equity ownership in the Company. As a result, the Compensation Committee elected to amend the annual bonus plan as it relates to executive officers and other key management personnel, so that, beginning with annual bonus awards earned in 2008, payouts would be 100% cash based.
12. SHAREHOLDER RIGHTS PLAN
     In December 1996, our Board of Directors (Board) declared a distribution under our Shareholder Rights Plan (Rights Plan) of one Right (as defined in the Rights Plan) for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, all new common shares issued after January 3, 1997 are accompanied by one Right for each common share issued. On December 15, 2006, the Company entered into the Amended and Restated Rights Agreement (Amended Agreement) dated as of December 15, 2006, between the Company and American Stock Transfer and Trust Company as Rights Agent, amending and restating the Rights Plan.
     In addition to continuing the provisions of the Rights Plan as previously in effect, the Amended Agreement (i) implemented a regular evaluation thereof by a committee composed of non-management members of the Board who have been determined by the Board to be “Independent Directors,” (ii) extended the term of the Rights Plan to December 15, 2016, (iii) simplified the determination of the Stock Acquisition Date under the Amended Agreement, (iv) changed the Purchase Price (as defined in the Amended Agreement) from $250 to $200, (v) changed the redemption price of a Right from $.01 to $.001, and (vi) made certain other minor or conforming changes and other changes to reflect current requirements under the federal securities laws.
     Pursuant to the Rights Plan, as amended and restated by the Amended Agreement, each Right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock (Preferred Stock) at the Purchase Price of $200 per 1/1000th of a share, subject to adjustment. Ordinarily, the Rights will not be exercisable until (i) 10 business days after the earliest of any of the following events: (A) a person, entity or group other than certain categories of shareholders exempted under the Rights Plan (collectively, a Person) acquires beneficial ownership of 10% or more of the Company’s outstanding common shares, (B) a Person publicly commences a tender or exchange offer for 10% or more of the Company’s outstanding common shares, or (C) a Person publicly announces an intention to acquire control over the Company and proposes to elect through a proxy or consent solicitation such a number of directors who, if elected, would outnumber the Independent Directors (as defined in the Rights Plan) on the Board, or (ii) such later date as may be determined by action of a majority of the Independent Directors prior to the occurrence of any event specified in (i) above (Distribution Date). In general, following the Distribution Date and in the event that the Company enters into a merger or other business combination with an Acquiring Person (as defined in the Rights Plan) and the Company is the surviving entity, each holder of a Right will have the right to receive, upon exercise, units of Preferred Stock (or, in certain circumstances, Company common shares, cash, property, or other securities of the Company) having a value equal to twice the exercise price of the Right, or if the Company is acquired in such a merger or other business combination, each holder of a Right will have the right to receive stock of the acquiring entity having a value equal to twice the exercise price of the Right. The Company reserves the right to redeem the Rights by majority action of its Independent Directors at any time prior to the date such Rights become exercisable.

13. TAXES
     Our income tax (benefit) provision consists of the following components for 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$(4,012)	$4,797	$39,354
Alternative Minimum Tax (AMT)	—	—	—
Foreign income tax	—	—	—
Foreign source withholding tax	15,925	15,832	28,488

	11,913	20,629	67,842

Deferred
Federal	8,267	(2,448)	61,131
Foreign source withholding tax	(6,182)	(6,182)	(4,584)
Reversal of valuation allowance	(243)	—	—

	1,842	(8,630)	56,547

Total	$13,755	$11,999	$124,389

     The deferred tax assets and liabilities are comprised of the following components at December 31, 2008 and 2007 (in thousands):

	2008
	Federal	State	Foreign	Total
Net operating losses	$—	$56,690	$—	$56,690
Deferred revenue, net	30,863	4,933	20,294	56,090
Foreign tax credits	—	—	—	—
Stock compensation	5,757	920	—	6,677
Patent amortization	6,177	987	—	7,164
Depreciation	1,526	244	—	1,770
Other accrued liabilities	(9,262)	1,584	—	(7,678)
Other employee benefits	1,128	180	—	1,308

	36,189	65,538	20,294	122,021
Less: valuation allowance	—	(65,295)	—	(65,295)

Net deferred tax asset	$36,189	$243	$20,294	$56,726

	2007
	Federal	State	Foreign	Total
Net operating losses	$—	$38,274	$—	$38,274
Deferred revenue, net	13,825	—	14,112	27,937
Foreign tax credits	—	—	—	—
Stock compensation	8,973	1,343	—	10,316
Patent amortization	4,912	735	—	5,647
Depreciation	2,111	316	—	2,427
Other accrued liabilities	13,808	1,665	—	15,473
Other employee benefits	827	123	—	950

	44,456	42,456	14,112	101,024
Less: valuation allowance	—	(42,456)	—	(42,456)

Net deferred tax asset	$44,456	$—	$14,112	$58,568

     The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Tax at U.S. statutory rate	$13,987	$11,201	$122,358
Foreign withholding tax, with no U.S. foreign tax credit	—	—	2,228
State tax provision	(243)	—	—
Change in federal and state valuation allowance	—	—	—
Adjustment to tax credits	(600)	728	(910)
Other	611	70	713

Total tax provision	$13,755	$11,999	$124,389

Valuation Allowances and Net Operating Losses
     Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the asset to offset future taxes. We believe it is more likely than not that the vast majority of our state deferred tax assets will not be utilized and we have therefore maintained a near full valuation allowance against our state deferred tax assets.
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

Uncertain Income Tax Positions
     We adopted FIN 48, on January 1, 2007. As a result of the implementation, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including this cumulative effect adjustment, the gross amount of the Company’s unrecognized tax benefits as of December 31, 2008, 2007 and January 1, 2007 was $4.4 million, $4.4 million and $6.2 million, respectively, that if recognized, would reduce the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48.
     During 2007, we completed a tax study related to our research and development tax credits. As a result of this study, we reduced the gross amount of the related research and development tax credits by $3.0 million in third quarter 2007 when we filed our 2006 tax return. This reduction resulted in additional income tax expense of approximately $1.5 million and reduced our related FIN 48 reserve by $1.5 million. During 2007, we also filed our 2006 tax return which resulted in a reduction in certain other gross tax benefits of $0.3 million with an equal reduction to our FIN 48 reserve. As of December 31, 2008, our FIN 48 reserve is $4.4 million, excluding accrued interest. We do not expect a material change in this estimate in the next twelve months, although a change is possible.
     The following is a roll forward of our total gross unrecognized tax benefits for the fiscal year 2008 (in thousands):

	2008	2007
Balance as of January 1	$4,404	$6,220
Tax positions related to current year:
Additions	—	—
Reductions	—	—
Tax positions related to prior years:
Additions	—	—
Reductions	—	(1,816)
Settlements	—	—
Lapses in statutes of limitations	—	—

Balance as of December 31	$4,404	$4,404

     Our policy is to recognize interest and or penalties related to income tax matters in income tax expense. In addition to the balance of unrecognized tax benefits in the above table, we have accrued related interest of $0.5 million and $0 million as of December 31, 2008 and 2007, respectively.
     The Company and its subsidiaries are subject to US federal income tax, foreign income and withholding taxes, and income taxes from multiple state jurisdictions. The majority of our federal and state tax returns from 1990 through 2006 is currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire between the current year and 2011.

Foreign Taxes
     We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our U.S. federal income tax obligations to the extent we have foreign source income to support these credits. In 2008, 2007 and 2006, we paid $15.7 million, $15.8 million and $28.5 million in foreign source withholding taxes, respectively, and applied these payments as credits against our U.S. federal tax obligation. At December 31, 2007, we accrued $15.7 million of foreign source withholding taxes payable associated with expected royalty payments from a licensee and recorded corresponding deferred tax assets related to the expected foreign tax credits that will result from these payments. In the course of future tax planning, should we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of foreign tax credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified.
      Between 1999 and 2005 we paid approximately $30.7 million of foreign taxes. During this period we were in a net operating loss position for U.S. federal income tax purposes and elected to deduct these foreign tax payments as expenses on our U.S. federal income tax returns rather than take them as foreign tax credits. We elected this strategy because: a) we had no U.S. cash tax obligations at the time and b) net operating losses can be carried forward significantly longer than foreign tax credits. We utilized most of our net operating losses in 2006 and began to generate U.S. cash tax obligations. At that time, we began to treat our foreign tax payments as foreign tax credits on our U.S. federal income tax return.
     We are currently evaluating the possibility of amending our U.S. federal income tax returns for the periods 1999 — 2005 to determine if we are able to take the foreign tax payments we made during that period as foreign tax credits instead of deductions. The process to amend these returns is complicated including aggregating information that was not previously required and may not be available and involves tax treaty competent authority procedures including both U.S. and foreign tax authorities. It is possible that we may be unable to establish a basis to support amending the returns, but it is estimated that a maximum benefit could be a refund claim of approximately $20.0 million. We cannot yet predict the amount if any, of any potential refund. However, we anticipate being in a position to file amended returns within the next year, although it is possible that we could file amended returns later. No benefit has been recorded for this contingent gain.
14. EQUITY TRANSACTIONS
Repurchase of Common Stock
     In 2006, our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock (the “2006 Repurchase Program”). In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). The Company could repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2006, we repurchased approximately 6.5 million shares of common stock for $192.4 million. At December 31, 2006, we accrued accounts payable of approximately $7.6 million associated with our obligation to settle late December repurchases. We completed the 2006 Repurchase Program in first half 2007 through the repurchase of an additional 4.8 million shares of common stock for $157.6 million in 2007. Under the October 2007 authorization in 2007, we repurchased approximately 1.0 million shares of common stock for $18.5 million. At December 31, 2007, we accrued accounts payable of approximately $0.8 million associated with our obligation to settle late December repurchases. During 2008, we completed the 2007 Repurchase Program through the repurchase of 3.8 million shares of common stock for $81.5 million.
Common Stock Warrants
     As of December 31, 2008 and December 31, 2007 we had no warrants outstanding.
15. SELECTED QUARTERLY RESULTS (Unaudited)
     The table below presents quarterly data for the years ended December 31, 2008 and 2007:

(in thousands, except per share amounts, unaudited)	First	Second	Third	Fourth
2008:
Revenues(a)	$56,027	$58,706	$55,059	$58,677
Net income applicable to common shareholders(b)	$7,317	$5,852	$9,209	$3,829
Net income per common share — basic	$0.16	$0.13	$0.21	$0.09
Net income per common share — diluted	$0.15	$0.13	$0.20	$0.09

2007:
Revenues(c)	$67,818	$55,006	$56,548	$54,860
Net income applicable to common shareholders(d)	$17,669	$(4,406)	$8,717	$(1,976)
Net income per common share — basic	$0.35	$(0.09)	$0.18	$(0.04)
Net income per common share — diluted	$0.34	$(0.09)	$0.18	$(0.04)

(a)	During fourth quarter 2008, the company recognized $6.4 million of non-recurring revenue associated with a non-refundable prepayment, made in a prior period, by a licensee who has exited the handset business.

(b)	During first quarter 2008, the company recognized, on a pre-tax basis, a $6.9 million insurance reimbursement for portions of our defense costs in certain litigation with Nokia and a $1.2 million reduction in contingent liabilities associated with our UK II litigation. During third quarter 2008, the company recognized, on a pre-tax basis, a $2.7 million reduction in contingent liabilities also associated with our UK II litigation. During fourth quarter 2008, the Company recognized, on a pre-tax basis, a $3.0 million charge to establish a reserve for uncollectible accounts and $9.4 million charge to adjust the accrual rate on its LTCP.

(c)	During first quarter 2007, the Company recognized $9.3 million associated with prior period sales of Sony Ericsson’s covered 2G products identified in a routine audit.

(d)	During second quarter 2007, the Company recorded, on a pre-tax basis, a $16.6 million charge to record a contingent liability associated with our dispute with Federal. During fourth quarter 2007, the Company recorded, on a pre-tax basis, a $7.8 million charge to record a contingent liability for the reimbursement of legal fees that may become due to Nokia in connection with our UK II litigation.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
     Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting at a reasonable assurance level.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8 in this Form 10-K.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during fourth quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is incorporated by reference to the information following the captions “PROPOSALS TO BE VOTED ON — Election of Directors,” “EXECUTIVE OFFICERS,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Nominating and Corporate Governance Committee” and “Audit Committee” in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2009 annual meeting of shareholders (Proxy Statement).
Item 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to the information following the captions “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to the information following the captions “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated by reference to the information following the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “Director Independence” in the Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference to the information following the captions “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy for Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements.

The information required by this item begins on Page 48.

(2)	Financial Statement Schedules.

INTERDIGITAL, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance,			Reversal of	Balance,
	Beginning	Increase		Valuation	End of
Description	of Period	(Decrease)		Allowance	Period
2008 Valuation Allowance for Deferred Tax Assets	$42,456	$23,082	(a)	$(243)	$65,295
2007 Valuation Allowance for Deferred Tax Assets	$34,110	$8,346	(a)	$—	$42,456
2006 Valuation Allowance for Deferred Tax Assets	$22,692	$11,418	(a)	$—	$34,110

2008 Reserve for Uncollectible Accounts	$—	$3,000	(b)	$—	$3,000
2007 Reserve for Uncollectible Accounts	$—	$—		$—	$—
2006 Reserve for Uncollectible Accounts	$—	$—		$—	$—

(a)	The increase was necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The increase relates to the establishment of reserves against an account receivable associated with our SlimChip modem IP
     (3) Exhibits.
          See Item 15(b) below.

Exhibit
(b)	Number	Exhibit Description
	*2.1	Asset Purchase Agreement dated as of July 30, 2003 by and between InterDigital Acquisition Corp. and Tantivy Communications, Inc. (Exhibit 2.1 to InterDigital’s Current Report on Form 8-K dated August 4, 2003).

	*2.2	Plan of Reorganization by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007 (Exhibit 2.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*2.3	Agreement and Plan of Merger by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007 (Exhibit 2.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008).

	*4.1	Rights Agreement between InterDigital, Inc. and American Stock Transfer & Trust Co., dated July 2, 2007. (Exhibit 4.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

Contracts

	*10.1	Credit Agreement dated as of December 28, 2005 among InterDigital, Bank of America, N.A. as Administrative Agent and L/C Issuer and the other Lenders party thereto (Exhibit 10.86 to InterDigital’s Annual Report on Form 10-K dated March 14, 2006).

	*10.2	First Amendment, Consent and Joinder to Credit Agreement by and between InterDigital, the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer dated July 2, 2007 (Exhibit 10.88 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*10.3	Second Amendment to Credit Agreement by and between InterDigital, the Subsidiary Guarantors Party Hereto, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer dated December 28, 2007 (Exhibit 10.3 to Interdigital’s Annual Report on Form 10-K dated February 29, 2008).

	*10.4	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

	*10.5	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992).

	*10.6	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to InterDigital’s Current Report on Form 8-K dated February 29, 1992).

	*10.7	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to InterDigital’s

Exhibit
(b)	Number	Exhibit Description
Current Report on Form 8-K/A dated July 2, 2003).

	*10.8	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to InterDigital’s Current Report on Form 8-K/A dated July 2, 2003).

	*10.9	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.10	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation of Japan (Sharp) (Exhibit 10.57 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.11	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8-K/A dated July 2, 2003).

	*10.12	Litigation Expense and Reimbursement Agreement by and between InterDigital, ITC and Federal Insurance Company dated February 15, 2000 (Exhibit 99.1 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2005).

	*10.13	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.14	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.15	License Agreement by and between InterDigital Group and LG Electronics, Inc. dated January 1, 2006 (Exhibit 10.82 to InterDigital’s Quarterly Report on Form 10-Q dated May 10, 2006).

	*10.16	Amendment to Patent License Agreement effective January 1, 2007, by and between InterDigital Technology Company and NEC Corporation (Exhibit 10.92 to InterDigital’s Quarterly Report on Form 10-Q dated August 9 , 2007).

	*10.17	Arbitration Settlement Agreement by and between InterDigital Communications Corporation, InterDigital Technology Corporation and Nokia Corporation dated April 26, 2006 (Exhibit 10.83 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006).

	10.18	Patent License and Settlement Agreement by and between InterDigital Technology Corporation, Tantivy Communications, Inc., IP Licensing, Inc. and InterDigital Patent Holdings, Inc. and Samsung Electronics Co., Ltd. effective as of November 24, 2008 (Filed herewith).

	*10.19	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

	*10.20	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

	*10.21	Third Modification to Lease Agreement effective June 1, 2006 by and between InterDigital and Huntington Quadrangle 2 (successor to We’re Associates Company). (Exhibit 10.18 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2006).

Benefit Plans

	†*10.22	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

	†*10.23	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.24	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
(b)	Number	Exhibit Description
	†*10.25	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

	†*10.26	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.27	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.28	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997).

	†*10.29	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999).

	†*10.30	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.31	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.32	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

	†*10.33	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.34	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.35	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.36	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.37	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.38	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.39	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Periodically Awarded to Members of the Board of Directors] (Exhibit 10.64 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.40	1999 Restricted Stock Plan, Form of Restricted Stock Agreement [Awarded to Executives and Management as Part of Annual Bonus] (Exhibit 10.65 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.41	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.42	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.43	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.44	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.45	2000 Stock Award and Incentive Plan, Form of Option Agreement [Director Awards] (Exhibit 10.66 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.46	2000 Stock Award and Incentive Plan, Form of Option Agreement [Executive Awards] (Exhibit 10.67 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.47	2000 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.68 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.48	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2002).

Exhibit
(b)	Number	Exhibit Description
	†*10.49	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003).

	†*10.50	InterDigital’s 2002 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.87 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

	†*10.51	2002 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.69 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.52	InterDigital Communications Corporation Long-Term Compensation Program, as amended December 2004 (“LTCP”) (Exhibit 10.55 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2004).

	†*10.53	InterDigital Communications Corporation Long-Term Compensation Program, as amended April 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

	†*10.54	InterDigital Communications Corporation Long-Term Compensation Program, as amended June 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.55	InterDigital Long-Term Compensation Program, as amended September 2008 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated November 4, 2008).

	†*10.56	InterDigital Communications Corporation Restricted Stock Unit Award Agreement with Harry G. Campagna dated February 4, 2005 (Exhibit 10.73 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

	†*10.57	Form of InterDigital Communications Corporation Restricted Stock Unit Award Agreement (Exhibit 10.86 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

	†*10.58	Compensation Program for Outside Directors, as amended January 2006 (Incorporated from Item 1.01 of InterDigital’s Current Report on Form 8-K dated January 18, 2006).

	†*10.59	InterDigital Communications Corporation Annual Employee Bonus Plan, as amended December 15, 2006 (Exhibit 10.57 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006.)

	†*10.60	Form of InterDigital Communications Corporation Restricted Stock Unit Award Agreement, as amended December 14, 2006 (Exhibit 10.58 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006).

Employment-Related Agreements

	†*10.61	Indemnity Agreement dated as of March 19, 2003 by and between the Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Bruce G. Bernstein, D. Ridgely Bolgiano, Harry G. Campagna, Steven T. Clontz, Richard J. Fagan, Edward B. Kamins, Mark A. Lemmo, Scott A. McQuilkin, William J. Merritt, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2003).

	†*10.62	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

	†*10.63	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.64	Amended and Restated Employment Agreement dated as of April 2, 2007 by and between InterDigital and Richard J. Fagan (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated May 10, 2007).

	†*10.65	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.66	Amended and Restated Employment Agreement dated May 16, 2005, by and between William J. Merritt and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 16, 2005).

Exhibit
(b)	Number	Exhibit Description
	†*10.67	Employment Agreement dated as of June 20, 2005 by and between Bruce G. Bernstein and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated June 20, 2005).

	†*10.68	Amendment and Assignment of Employment Agreement dated as of July 2, 2007 by and among InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendment and Assignment of Employment Agreements dated as of July 2, 2007 which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: William J. Merritt and Mark A. Lemmo, respectively) (Exhibit 10.89 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	†*10.69	Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: D. Ridgely Bolgiano, Harry G. Campagna, Steven T. Clontz, Richard J. Fagan, Edward B. Kamins, Mark A. Lemmo, William J. Merritt, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.90 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	†10.70	Amendment to Amended and Restated Employment Agreement dated as of November 17, 2008 by and between InterDigital, Inc. and William J. Merritt (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendments to Employment Agreement dated as of November 17, 2008, which are substantially identical in all material respects, except as to the parties thereto, by and between InterDigital, Inc. and the following individuals, were not filed: Mark A. Lemmo, Scott A. McQuilkin and Lawrence F. Shay) (filed herewith).

	†*10.71	Employment Agreement dated July 9, 2007 by and between InterDigital, Inc. and Scott A. McQuilkin (Exhibit 10.91 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	21	Subsidiaries of InterDigital.

	23.1	Consent of PricewaterhouseCoopers LLP.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott A. McQuilkin.

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.
(c) None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL, INC.

Date: March 2, 2009	By:	/s/ William J. Merritt

William J. Merritt
President and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 2, 2009	/s/ D. Ridgely Bolgiano

D. Ridgely Bolgiano, Director

Date: March 2, 2009	/s/ Harry G. Campagna

Harry G. Campagna, Chairman of the Board of Directors

Date: March 2, 2009	/s/ Steven T. Clontz

Steven T. Clontz, Director

Date: March 2, 2009	/s/ Edward B. Kamins

Edward B. Kamins, Director

Date: March 2, 2009	/s/ Robert S. Roath

Robert S. Roath, Director

Date: March 2, 2009	/s/ William J. Merritt

William J. Merritt, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2009	/s/ Scott A. McQuilkin

Scott A. McQuilkin, Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2009	/s/ Richard J. Brezski

Richard J. Brezski, Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.18	Patent License and Settlement Agreement by and between InterDigital Technology Corporation, Tantivy Communications, Inc., IP Licensing, Inc. and InterDigital Patent Holdings, Inc. and Samsung Electronics Co., Ltd. effective as of November 24, 2008.

10.70	Amendment to Amended and Restated Employment Agreement dated November 17, 2008 by and between Interdigital, Inc. and William J. Merritt.

21	Subsidiaries of InterDigital, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.