Form 10-Q
period 2009-03-31
InterDigital, Inc.
filed 2009-05-08
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11152
INTERDIGITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-1882087 (I.R.S. Employer Identification No.)
781 Third Avenue, King of Prussia, PA 19406-1409
(Address of Principal Executive Offices and Zip Code)
(610) 878-7800
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☐     No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes     ☐     No     ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	43,710,373
Title of Class	Outstanding at May 1, 2009

INTERDIGITAL, INC. AND SUBSIDIARIES
INDEX

InterDigital ® is a registered trademark and SlimChip TM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-Q are the property of their respective holders.
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

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,401	$100,144
Short-term investments	80,499	41,516
Accounts receivable, less allowances of $3,000	224,713	33,892
Deferred tax assets	70,355	49,002
Prepaid and other current assets	15,370	16,467

Total current assets	496,338	241,021

PROPERTY AND EQUIPMENT, NET	11,524	20,974
PATENTS, NET	106,121	102,808
INTANGIBLE ASSETS, NET	—	22,731
DEFERRED TAX ASSETS	40,293	7,724
OTHER NON-CURRENT ASSETS	9,327	10,510

	167,265	164,747

TOTAL ASSETS	$663,603	$405,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,628	$1,608
Accounts payable	10,583	9,127
Accrued compensation and related expenses	7,290	33,038
Deferred revenue	177,748	78,646
Taxes payable	33,000	—
Other accrued expenses	10,787	4,118

Total current liabilities	241,036	126,537

LONG-TERM DEBT	963	1,321
LONG-TERM DEFERRED REVENUE	329,135	181,056
OTHER LONG-TERM LIABILITIES	10,315	9,194

TOTAL LIABILITIES	581,449	318,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 66,148 and 65,883 shares issued and 43,589 and 43,324 shares outstanding	661	659
Additional paid-in capital	474,660	471,468
Retained Earnings	150,829	159,515
Accumulated other comprehensive income	231	245

	626,381	631,887
Treasury stock, 22,559 shares of common held at cost	544,227	544,227

Total shareholders’ equity	82,154	87,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$663,603	$405,768

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2009	2008

REVENUES	$70,561	$56,027

OPERATING EXPENSES:
Sales and marketing	2,310	2,388
General and administrative	6,553	5,675
Patents administration and licensing	10,844	15,051
Development	27,554	23,202
Repositioning	37,063	—
Arbitration and litigation contingencies	—	(1,200)

	84,324	45,116

(Loss) income from operations	(13,763)	10,911

OTHER INCOME:
Interest and investment income, net	829	438

(Loss) income before income taxes	(12,934)	11,349

INCOME TAX BENEFIT (PROVISION)	4,248	(4,032)

NET (LOSS) INCOME	$(8,686)	$7,317

NET (LOSS) INCOME PER COMMON SHARE — BASIC	$(0.20)	$0.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,501	46,426

NET (LOSS) INCOME PER COMMON SHARE — DILUTED	$(0.20)	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	43,501	47,201

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,686)	$7,317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,217	6,876
Deferred revenue recognized	(52,819)	(30,284)
Increase in deferred revenue	300,000	30,465
Deferred income taxes	(53,922)	(208)
Share-based compensation	2,919	1,491
Non-cash repositioning charges	30,568	—
Impairment of long-term investment	—	745
Other	(74)	(211)
(Increase) decrease in assets:
Receivables	(190,821)	92,914
Deferred charges	106	1,025
Other current assets	895	(3,172)
Increase (decrease) in liabilities:
Accounts payable	856	(2,894)
Accrued compensation	(25,877)	(5,496)
Accrued taxes payable	33,000	(11,858)
Other accrued expenses	6,669	(366)

Net cash provided by operating activities	51,031	86,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(52,771)	(50,203)
Sales of short-term investments	13,716	26,213
Purchases of property and equipment	(1,462)	(729)
Capitalized patent costs	(6,318)	(7,415)
Capitalized technology license costs	(126)	(500)

Net cash used by investing activities	(46,961)	(32,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	873	748
Payments on long-term debt, including capital lease obligations	(338)	(365)
Repurchase of Common stock	—	(16,105)
Tax benefit from share-based compensation	652	370

Net cash provided (used) by financing activities	1,187	(15,352)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,257	38,358

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,144	92,018

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,401	$130,376

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our”) as of March 31, 2009, and the results of our operations and cash flows for the three months ended March 31, 2009 and 2008. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
     There have been no material changes in our existing accounting policies from the disclosures included in our 2008 Form 10-K, except as discussed below.
New Accounting Pronouncements
          SFAS No. 141-R
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141-R, Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. We adopted this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
     FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. We adopted FSP EITF 03-6-1 on January 1, 2009 and, in accordance with the FSP, have retrospectively adjusted prior-period earnings per share data. See Note 4.
   SFAS No. 157
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was adopted by the Company beginning first quarter 2009. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 for both financial and non-financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations.
2. REPOSITIONING:
     On March 30, 2009, we announced a repositioning plan that includes the expansion of the technology development and licensing business, the cessation of further product development of the SlimChip modem technology, and efforts to monetize the technology investment through IP licensing and technology sales. In connection with the repositioning, the company incurred a charge of $37.1 million during first quarter 2009. Of this amount, approximately $30.6 million represents non-cash asset impairments that relate to assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $6.5 million of the repositioning charge represents cash obligations associated with severance and contract termination costs.
     We currently estimate that we will incur additional repositioning costs of approximately $1.0 million to $2.0 million in second quarter 2009, but the timing and amount of the additional charge will be dependent upon our process to wind-down activities related to our SlimChip product development.

The following table provides information related to our first quarter 2009 repositioning charge and the related accrued liability for repositioning costs (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total
Total expected repositioning charge	$30,568	$4,840	$3,631	$39,039

Repositioning charge recognized during first quarter 2009	$30,568	$3,863	$2,631	$37,062

Accrued Liability for Repositioning Costs:
January 1, 2009	$—	$—	$—	$—
Amounts accrued during first quarter 2009	—	3,863	2,631	6,494
Payments	—	(68)		(68)

March 31, 2009	$—	$3,795	$2,631	$6,426

     We expect that the repositioning will reduce our development expense for second quarter 2009 by approximately $13.0 million from first quarter 2009.
3. INCOME TAXES:
     In first quarter 2009, our effective tax rate was approximately 33% based on the statutory federal tax rate net of discrete state and local taxes. During first quarter 2008, our effective tax rate was 35% based on the statutory federal tax rate net of permanent differences.
     During first quarter 2009, we paid approximately $16.5 million of foreign withholding tax. We established a corresponding deferred tax asset related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.
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
4. NET (LOSS) INCOME PER SHARE:
     The following table sets forth a reconciliation of the shares used in the basic and diluted net (loss) income per share computations (in thousands):

	For the Three Months Ended, March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net (Loss) Income	$(8,686)	$(8,686)	$7,317	$7,317
Less: Income applicable to participating securities	—	—	(64)	(63)

Net (Loss) Income applicable to common shareholders	$(8,686)	$(8,686)	$7,253	$7,254

Denominator:

Weighted Average Shares Outstanding: Basic	43,501	43,501	46,426	46,426

Dilutive effect of options and warrants		—		775

Weighted Average Shares Outstanding: Diluted		43,501		47,201

Earnings Per Share:

Net (Loss) Income: Basic	$(0.20)	$(0.20)	$0.16	$0.16

Dilutive effect of options and warrants		—		(0.01)

Net (Loss) Income: Diluted		$(0.20)		$0.15

     For the three months ended March 31, 2009, the effects of all participating securities were excluded from the computation of basic earnings per share, and the effects of all participating securities and options were excluded from the computation of diluted earnings per share as a result of a net loss reported in the period.
     For the three months ended March 31, 2008, options to purchase approximately 1.0 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
5. LITIGATION AND LEGAL PROCEEDINGS:

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
     In addition, on the same date as our filing of the USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC Complaint. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed until the USITC’s determination in this matter becomes final. The Delaware District Court permitted InterDigital to add to the staid Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action.
     Nokia, joined by Samsung Electronics Co., Ltd. (“Samsung”), moved to consolidate the Nokia USITC proceeding with an investigation we had earlier initiated against Samsung in the USITC. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an Order to consolidate the two pending investigations. Pursuant to the Order, the schedules for both investigations were revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a target date for the consolidated investigations of November 12, 2008, by which date the USITC would issue its final determination (the “Target Date”).
     On December 4, 2007, Nokia moved for an order terminating or, alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia’s motion and holding that Nokia has waived its arbitration defense by instituting and participating in the investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York (the “Southern District Action”), seeking to preliminarily enjoin InterDigital from proceeding with the USITC investigation with respect to Nokia, in spite of Judge Luckern’s ruling denying Nokia’s motion to terminate the USITC investigation. Nokia raised in this preliminary injunction action the same arguments it raised in its motion to terminate the USITC investigation, namely that InterDigital allegedly must first arbitrate its alleged license dispute with Nokia and that Nokia has not waived arbitration of this defense. In the Southern District Action, Nokia also sought to compel InterDigital to arbitrate its alleged license dispute with Nokia and, in the alternative, sought a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On March 7, 2008, InterDigital filed a motion to dismiss Nokia’s claim in the alternative that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation.
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
     On March 17, 2008, Nokia and Samsung jointly moved for summary determination that U.S. Patent No. 6,693,579, which was asserted against both Samsung and Nokia, is invalid. InterDigital opposed this motion. On April 14, 2008, the Administrative Law Judge denied Nokia’s and Samsung’s joint motion for summary determination that the ‘579 patent is invalid.
     On March 20, 2008, the U.S. District Court for the Southern District of New York, ruling from the bench, decided that Nokia is likely to prevail on the issue of whether Nokia’s alleged entitlement to a license is arbitrable. The Court did not consider or rule on whether Nokia is entitled to such a license. As a result, the Court entered a preliminary injunction requiring InterDigital to participate in arbitration of the license issue and requiring InterDigital to cease participation in the USITC proceeding by April 11, 2008, but only with respect to Nokia. The Court further ordered Nokia to post a $500,000 bond by March 28, 2008, which Nokia did. InterDigital promptly filed a request for a stay of the preliminary injunction and for an expedited appeal with the U.S. Court of Appeals for the Federal Circuit, which transferred the appeal to the U.S. Court of Appeals for the Second Circuit. The preliminary injunction became effective on April 11, 2008, and, in accordance with the Court’s order, InterDigital filed a motion with the Administrative Law Judge to stay the USITC proceeding against Nokia pending InterDigital’s appeal of the District Court’s decision or, if that appeal were unsuccessful, pending the Nokia TDD Arbitration (described below). On April 14, 2008, the Administrative Law Judge ordered that the date for the commencement of the evidentiary hearing, originally scheduled for April 21, 2008, be suspended until further notice from the Administrative Law Judge. The Administrative Law Judge did not at that point change the scheduled date of July 11, 2008 for his initial determination in the investigation or the scheduled Target Date of November 12, 2008 for a decision by the USITC. InterDigital’s motion for a stay of the preliminary injunction and for an expedited appeal was considered by a panel of the Second Circuit on April 15, 2008. On April 16, 2008, the Second Circuit denied the motion for stay but set an expedited briefing schedule for resolving InterDigital’s appeal on the merits of whether the District Court’s order granting the preliminary injunction should be reversed.
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
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the Order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding was dispositive, and seeking the dismissal of Nokia’s complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital’s request and dismissed all of Nokia’s claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. Briefing on InterDigital’s motion has been completed, but the Court has not yet ruled on this motion.
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
     On January 21, 2009, Nokia filed a motion to schedule a claim construction hearing in the USITC proceeding in early February 2009, and on January 29, 2009, InterDigital filed an opposition to the motion for a claim construction hearing. On February 9, 2009, the Administrative Law Judge denied Nokia’s motion for a claim construction hearing.
     On February 13, 2009, InterDigital filed a renewed motion for summary determination that InterDigital has satisfied the domestic industry requirement based on its licensing activities, and on February 27, 2009, Nokia filed an opposition to the motion. On March 10, 2009, the Administrative Law Judge granted InterDigital’s motion, finding that InterDigital has established, through its licensing activities, that a domestic industry exists in the United States as required to obtain relief before the USITC. On April 9, 2009, the Commission issued a notice that it would not review the Administrative Law Judge’s Order granting summary determination of a licensing-based domestic industry, thereby adopting the Administrative Law Judge’s decision.
     The evidentiary hearing for the USITC investigation with respect to Nokia remains scheduled to begin on May 26, 2009. The Administrative Law Judge issued an Order on March 24, 2009 indicating the hearing will terminate at noon on May 29, 2009 and continue, if necessary, on the morning only of June 2, 2009. A final Initial Determination by the Administrative Law Judge is expected by August 14, 2009, and the Final Determination by the USITC is expected by December 14, 2009.
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

     On July 31, 2008, as discussed above, the United States Court of Appeals for the Second Circuit reversed the district court’s grant of an order requiring InterDigital to submit the TDD issue to arbitration, finding that Nokia waived any right to arbitrate the issue. InterDigital believes that Nokia should not be permitted to continue to pursue this arbitration in light of the Second Circuit’s finding of waiver and has requested that the arbitration be dismissed. Nokia asserted that the Second Circuit’s decision was not a final decision on the issue of waiver, and has contended that Nokia may submit the waiver issue to the arbitral tribunal or, as indicated above, to the District Court on remand. However, as discussed above (see “Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings” above), on March 5, 2009, the Court in the Southern District Action issued an order dismissing Nokia’s complaint in its entirety, agreeing with InterDigital that the Second Circuit’s decision on waiver was final. On May 8, 2009, Nokia informed the Tribunal that Nokia intends to withdraw its Request for Arbitration.
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
     We and our licensees, in the normal course of business, might have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties.
     In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse effect on us.
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
     The Federal dispute was settled and brought to an end on April 22, 2009, pursuant to a confidential agreement between the parties. In connection with this settlement, approximately $21.1 million of the bond was paid to Federal and the balance of approximately $2.0 million, including interest, was reimbursed to InterDigital. In first quarter 2009, InterDigital recognized $0.6 million in interest income to adjust accrued interest in connection with this settlement.
6. REPURCHASE OF COMMON STOCK:
     In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). In March 2009, our Board of Directors authorized another $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company may repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2008, we completed the 2007 Repurchase Program through the repurchase of 3.8 million shares of common stock for $81.5 million, for a cumulative total of 4.8 million shares totaling $100.0 million. We did not make any share repurchases during first quarter 2009. Under the 2009 Repurchase Program, we repurchased 0.2 million shares of common stock for $5.6 million from April 1, 2009 through May 1, 2009.
7. COMPREHENSIVE (LOSS) INCOME:
     The following table summarizes comprehensive (loss) income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net (loss) income	$(8,686)	$7,317
Unrealized (loss) gain on investments	(14)	213

Total comprehensive (loss) income	$(8,700)	$7,530

8. INVESTMENTS IN OTHER ENTITIES:
     We may make strategic investments in companies that have developed or are developing technologies that are complementary to our patent licensing and technology development strategy. During 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). In first quarter 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto by its investors. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. We do not have significant influence over Kineto and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the investee reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.
9. INSURANCE REIMBURSEMENT:
     During first quarter 2008 we received commitments from insurance providers of $6.9 million to reimburse us for portions of our defense costs in certain litigation with Nokia. This amount reduced our patent administration and licensing expense in 2008. We did not receive any such reimbursements during first quarter 2009.
10. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
     Effective January 1, 2008, we adopted the provisions of SFAS No. 157. Fair Value Measurements that relate to our financial assets and financial liabilities. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
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

	Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money Market Accounts (a)	$48,255	$—	$—	$48,255
Commercial Paper (b)	—	38,389	—	38,389
U.S. government agencies (c)	85,007	—	—	85,007
Corporate Bonds	—	12,074	—	12,074

	$133,262	$50,463	$—	$183,725

(a)	Includes $48.2 million of money market accounts that is included within cash and cash equivalents.

(b)	Includes $25.0 million of commercial paper that is included within cash and cash equivalents.

(c)	Includes $30.0 million of government agency instruments that is included within cash and cash equivalents.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to our 2008 Form 10-K as filed with the SEC on March 2, 2009, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms for a list and detailed description of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Patent Licensing
     Our first quarter 2009 results include approximately two and one-half months of revenue from our recently signed license agreement with Samsung. This helped push our total recurring revenue for the quarter over $70.0 million and increased the penetration of our patent licensing program to approximately 50% of the 3G market. We are actively seeking licenses with additional parties to further increase our base of recurring patent license royalties and penetration into the 3G market.
Repositioning
     On March 30, 2009, we announced a repositioning plan that includes the expansion of the technology development and licensing business, the cessation of further product development of the SlimChip modem technology, and efforts to monetize the technology investment through IP licensing and technology sales. In connection with the repositioning, the company incurred a charge of $37.1 million during first quarter 2009. Of this amount, approximately $30.6 million represents non-cash asset impairments that relate to assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $6.5 million of the repositioning charge represents cash obligations associated with severance and contract termination costs.
     We currently estimate that we will incur additional repositioning costs of approximately $1.0 million to $2.0 million in second quarter 2009, but the timing and amount of the additional charge will be dependent upon our process to wind-down activities related to our SlimChip product development.
     We expect that the repositioning will reduce our development expense for second quarter 2009 by approximately $13.0 million from first quarter 2009.
Litigation and Arbitration
     Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following matter and other matters:
USITC
     In August 2007, we filed a complaint against Nokia in the USITC seeking an exclusion order barring Nokia from importing certain unlicensed 3G handsets into the United States. Subsequently, Nokia successfully sought to consolidate the Nokia investigation with an investigation we had earlier initiated against Samsung in the USITC.
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
     In July 2008, the Second Circuit reversed the preliminary injunction obtained by Nokia. In September 2008, the Administrative Law Judge lifted the stay in the Nokia USITC investigation, and thereafter issued the following schedule for the investigation:

•	Evidentiary Hearing	May 26 — 29 and June 2, 2009
•	Initial Determination by Administrative Law Judge	No later than August 14, 2009
•	Final Determination by USITC	December 14, 2009
     In March 2009, the U.S. District Court for the Southern District of New York dismissed Nokia’s claims relating to its alleged license dispute.
     Nokia continues to vigorously contest the USITC proceedings against them, and we have been, and will continue to be, required to expend substantial amounts to continue this and related proceedings. The timing and magnitude of these expenditures remain unpredictable.
Comparability of Financial Results

     When comparing first quarter 2009 financial results against other periods, the following item should be taken into consideration:
•	Our first quarter 2009 operating expense included a $37.1 million repositioning charge in connection with our decision to cease further product development of our SlimChip (™) HSPA technology.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2008 Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
     SFAS No. 141-R
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141-R, Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. We adopted this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
     FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. We adopted FSP EITF 03-6-1 on January 1, 2009 and, in accordance with the FSP, have retrospectively adjusted prior-period earnings per share data.
   SFAS No. 157
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was adopted by the Company beginning first quarter 2009. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 for both financial and non-financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings but have not had a significant debt or equity financing in over 10 years and do not anticipate a need for such financings in 2009. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations will be sufficient to finance our operations, capital requirements and any stock repurchases that we may make in the next twelve months. Although our existing revenue streams have been affected by the recent global economic downturn, our near term revenues are partially insulated from market swings since a large portion of our recurring patent license revenues are based on amortization of fixed royalty payments. In first quarter 2009 approximately 60% of our recurring patent license revenues resulted from the amortization of fixed royalty payments.
Cash, cash equivalents and short-term investments
     At March 31, 2009 and December 31, 2008, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$105,401	$100,144
Short-term investments	80,499	41,516

Total Cash, cash equivalents and short-term investments	$185,900	$141,660

     Our cash, cash equivalents and short-term investments increased $44.2 million in first quarter 2009. The increase was primarily due to our receipt of the first of four $100.0 million installments from Samsung under our recently signed patent license agreement. After using this and other receipts to fund our operations and working capital requirements in first quarter 2009, we invested the excess in short-term investments.

Cash flows from operations
     We generated the following cash flows from our operating activities in 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities	$51,031	$86,344
     The positive operating cash flow in first quarter 2009 arose principally from receipts of approximately $120.8 million related to 2G and 3G patent licensing agreements. These receipts included the first of four payments of $100.0 million from Samsung under our January 2009 license agreement, and current royalty payments of $7.4 million from Sharp Corporation of Japan (Sharp). We also received fixed and current royalty payments of $13.4 million from other licensees and cash receipts from our technology solutions totaling $7.1 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges and non-cash compensation) of $42.6 million, a cash payment for foreign source withholding taxes of $16.5 million related to Samsung cash receipt and changes in working capital during first quarter 2009.
     The positive operating cash flow in first quarter 2008 arose principally from receipts of approximately $147.4 million related to 2G and 3G patent licensing agreements. These receipts included $95.0 million from LG, $10.4 million from Sharp Corporation of Japan (Sharp), $5.6 million from NEC and $36.4 million from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $36.7 million, cash payments for foreign source withholding taxes of $15.7 million and changes in working capital during first quarter 2008.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue, provides additional information about assets and liabilities that may affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, as follows (in thousands):

	March 31, 2009	December 31, 2008
Current assets	$496,338	$241,021
Current liabilities	(241,036)	(126,537)

Working capital	255,302	114,484

(Subtract) Add
Cash and cash equivalents	(105,401)	(100,144)
Short-term investments	(80,499)	(41,516)
Current portion of long-term debt	1,628	1,608
Current deferred revenue	177,748	78,646

Adjusted working capital	$248,778	$53,078

     The $195.7 million increase in adjusted working capital is primarily due to our recently signed patent license agreement with Samsung. Our recognition of the next two installment payments under this agreement, which are due from Samsung within the next twelve months, increased accounts receivable by $200.0 million and our deferred tax assets by $33.0 million for foreign withholding taxes associated with those payments. The decrease in accrued compensation related to our first quarter 2009 payments against our long-term cash-incentive and annual bonus obligations further contributed to the increase in adjusted working capital. These items were partially offset by an increase of $33.0 million in foreign taxes payable associated with the Samsung license agreement and the increase of $6.7 million in other accrued expenses primarily attributable to accrued repositioning charges.
     We used net cash from investing activities of $47.0 million and $32.6 million in first quarters 2009 and 2008, respectively. We purchased $39.1 million and $24.0 million of short-term marketable securities, net of sales, in first quarters 2009 and 2008, respectively. This increase in purchases was driven by lower cash requirements during first quarter 2009. Purchases of property and equipment increased to $1.5 million in first quarter 2009 from $0.8 million in first quarter 2008 due to the high levels of development tools and engineering needed in first quarter 2009 to enhance our network infrastructure and systems. Investment costs associated with patents decreased from $7.4 million in first quarter 2008 to $6.3 million in first quarter 2009. This decrease reflects the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.
     Net cash used in financing activities decreased $16.5 million primarily due to the absence of any stock repurchases in first quarter 2009 as compared to $16.1 million of stock repurchases in first quarter 2008. We also received $0.1 million and $0.3 million more in respective contributions from option exercises and tax benefits from share-based compensation as compared to the prior year.

Other
     Our combined short-term and long-term deferred revenue balance at March 31, 2009 was approximately $506.9 million, an increase of $247.2 million from December 31, 2008. We have no material obligations associated with such deferred revenue. In first quarter 2009, we recorded gross increases in deferred revenue of $300.0 million related to the first three of four $100.0 million payments under the Samsung license agreement signed in January 2009. The gross increases in deferred revenue were partially offset by 2009 deferred revenue recognition of $42.1 million related to the amortization of fixed-fee royalty payments, $10.7 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and the recognition of deferred revenue related to technology solutions agreements.
     Over the next twelve months, based on current license agreements, we expect the amortization of fixed-fee royalty payments will reduce the March 31, 2009 deferred revenue balance of $506.9 million by $177.7 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
     At March 31, 2009 and December 31, 2008, we had, approximately 2.8 million and 2.9 million options outstanding, respectively that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $37.1 million and $38.9 million of respective cash proceeds to the Company if they were fully exercised.
Credit Facility
     In light of our current financial position and in connection with the reduction of recurring operating expenses expected to result from our repositioning plan, we elected to terminate our $60.0 million unsecured revolving credit facility on April 2, 2009.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
RESULTS OF OPERATIONS
First Quarter 2009 Compared to First Quarter 2008
Revenues
     The following table compares first quarter 2009 revenues to revenues in the comparable period from the prior year (in millions):

	For the Three Months Ended March 31,
	2009	2008
Per-unit royalty revenue	$27.2	$32.6
Fixed-fee amortized royalty revenue	42.1	20.7

Recurring patent licensing royalties	69.3	53.3
Past infringement and other non-recurring royalties	—	0.5

Total patent licensing royalties	69.3	53.8
Technology solutions revenue	1.3	2.2

Total revenue	$70.6	$56.0

     Revenues were $70.6 million in first quarter 2009, compared to $56.0 million in first quarter 2008. Recurring patent licensing royalties were $69.3 million in first quarter 2009, up from $53.3 million in first quarter 2008. The increase in recurring patent licensing revenue was primarily related to fixed-fee revenue associated with our January 2009 patent license agreement with Samsung. This increase was partially offset by difficult market conditions reflected in certain per-unit licensees’ royalties, along with the loss of $1.1 million of fixed revenue amortization from a licensee who exited the handset business.
     Technology solution revenue decreased in first quarter 2009 to $1.3 million from $2.2 million in first quarter 2008. The decrease is primarily attributable to engineering service fees earned in first quarter 2008 associated with our SlimChip modem IP, which did not recur in first quarter 2009.
     In first quarter 2009, 61% of our total revenue of $70.6 million was attributable to companies that individually accounted for 10% or more of this amount, and included Samsung (30%), LG (20%) and Sharp (11%). In first quarter 2008, 55% of our total revenue of $56.0 million was attributable to companies that individually accounted for 10% or more of this amount, and included LG (26%), Sharp (19%) and NEC (10%).
Operating Expenses
     Excluding a $37.1 million repositioning charge in first quarter 2009, operating expenses increased 5% to $47.2 million in first quarter 2009 from $45.1 million in first quarter 2008. The $2.1 million increase was primarily due to the following net changes in expenses (in millions):

Increase/
(Decrease)
Insurance reimbursement	$6.9
Consulting services	3.5
Share-based compensation	1.6
Depreciation and amortization	1.3
Arbitration and contingency adjustment	1.2
Patent litigation and arbitration	(11.2)
Long-term cash incentive	(1.1)
Other	(0.1)

$2.1

     In first quarter 2008, our operating expenses were partly offset by a $6.9 million insurance reimbursement to reimburse us for a portion of our defense costs in certain litigation with Nokia. Consulting services increased from first quarter 2008 to first quarter 2009 due to our continued precertification and interoperability testing of our SlimChip product family and reference platform development and continued customer evaluations and testing. The increase in share-based compensation and the decrease in long-term cash incentives were both due to the structure of our LTCP, which resulted in overlapping RSU cycles in 2009 and overlapping performance-based cash incentive cycles in 2008. Patent amortization increased due to heightened levels of internal inventive activity in recent years, resulting in the expansion of our patent portfolio. Other depreciation and amortization increased primarily due to acquisitions of technology licenses over the last two years associated with our SlimChip product family. In 2008, we recognized a credit of $1.2 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the recently resolved UK matters. Patent litigation and arbitration decreased primarily due to the resolution of our various disputes with Samsung and the resolution of the Nokia UK disputes.
     The following table summarizes the change in operating expenses by category (in millions):

	First	First
	Quarter	Quarter
	2009	2008	Increase / (Decrease)
Sales and marketing	$2.3	$2.4	$(0.1)	-4%
General and administrative	6.5	5.7	0.8	14%
Patent administration and licensing	10.8	15.0	(4.2)	-28%
Development	27.6	23.2	4.4	19%
Repositioning	37.1	—	37.1	—
Arbitration and litigation contingencies	—	(1.2)	1.2	-100%

Total operating expenses	$84.3	$45.1	$39.2	87%

Sales and Marketing Expense: The slight decrease in sales and marketing expense in first quarter 2009 was primarily attributable to a decrease in travel expenses.
General and Administrative Expense: The increase in general and administrative expense was primarily due to an increase in share-based compensation and other personnel related costs.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expenses primarily resulted from the above noted decrease in patent litigation and arbitration ($11.2 million), which was offset by the above noted increases in insurance reimbursement ($6.9 million) and patent amortization expense ($0.6 million).
Development Expense: The increase in development expense was primarily due to the above noted increases in consulting services ($3.4 million), amortization of development licenses ($0.5 million) and the share-based compensation ($0.8 million).
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we plan to (i) expand our technology development and licensing business (ii) cease further product development of our SlimChip™ HSPA technology and (iii) proceed to monetize our product investment through technology licensing. In connection with the repositioning plan, we have incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of nearly 100 employees across our three locations. We have incurred a repositioning charge of $37.1 million during first quarter 2009. Of this amount, approximately $30.6 million represents non-cash charges and approximately $6.5 million represents cash charges associated with severance and other obligations. The non-cash charges relate primarily to intangible assets associated with development licenses of approximately $21.2 million and property, equipment and other assets of approximately $9.4 million.
Arbitration and Litigation Contingencies: In 2008, we recognized a credit of $1.2 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the recently resolved UK matters.

Interest and Investment Income, Net
     Net interest and investment income for first quarter 2009 totaled $0.8 million, an increase of $0.4 million in first quarter 2008, which included a $0.7 million investment write-down. The increase included $0.6 million of interest income related to our 2009 settlement of litigation with Federal and was partly offset by lower rates of return in first quarter 2009 as compared to 2008.
Expected Trends
     In second quarter 2009, we expect to report recurring revenues from existing agreements in the range of $72.0 million to $75.0 million, an increase of $1.4 million to $4.4 million over first quarter 2009. The expected increase over first quarter 2009 levels reflects the recognition of a full quarter of revenue under our new patent license agreement with Samsung and an expected 60 percent to 80 percent increase in our technology solutions revenue resulting from increased royalties from our SlimChip IP, offset by a decrease in per-unit royalties from existing licensees in the range of 5 percent to 10 percent. This range does not include any potential impact from new agreements that might be signed during second quarter 2009 or additional royalties identified in regularly conducted audits.
     In addition, in March 2009, we announced our intention to expand certain technology development and licensing activities and to realign our SlimChip business to pursue IP licensing and technology sales. With the repositioning of the product business largely in place, we expect our development expense for second quarter 2009 to decrease to a range of $14.0 million to $15.0 million compared to the $27.6 million reported in first quarter 2009. These expenses might increase modestly in the long term as we identify new areas of technology development to pursue. In addition, we currently estimate that we will incur additional repositioning costs of approximately $1.0 million to $2.0 million in second quarter 2009, but the timing and amount of the additional charge will be dependent upon our process to wind-down activities related to our SlimChip product development.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “continue to,” “expect,” “intend,” “likely,” “will” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations, if any;

•	Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our March 31, 2009 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing and outcome of our various litigation and administrative matters;

•	The expansion of our technology development and licensing business and the realignment of our SlimChip product business;

•	Our expectation that we will not need our credit facility;

•	Our book tax rate for second quarter 2009; and

•	Our ability to add substantial new licensees.
     Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2008 Form 10-K. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2008 Form 10-K.
Item 4. CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information required by this Item is incorporated by reference to Note 5, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS.
     In addition to factors set forth in “Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A of our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2008 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     In March 2009, our Board of Directors authorized a $100.0 million share repurchase program. Although we did not make any common stock repurchases under this program in first quarter 2009, we repurchased 0.2 million shares of common stock for $5.6 million between April 1, 2009 and May 1, 2009, leaving $94.4 million available for repurchases under the program.
Item 6. EXHIBITS.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: May 08, 2009	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: May 08, 2009	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: May 08, 2009	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.