Form 10-Q
period 2009-06-30
InterDigital, Inc.
filed 2009-07-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11152
INTERDIGITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA	23-1882087
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	43,125,495
Title of Class	Outstanding at July 27, 2009

INTERDIGITAL, INC. AND SUBSIDIARIES
INDEX
InterDigital® is a registered trademark and SlimChipTM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-Q are the property of their respective holders.

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

(unaudited)

	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,862	$100,144
Short-term investments	96,778	41,516
Accounts receivable, less allowances of $2,000 and $3,000	244,510	33,892
Deferred tax assets	69,297	49,002
Prepaid and other current assets	13,068	16,467

Total current assets	543,515	241,021

PROPERTY AND EQUIPMENT, NET	10,749	20,974
PATENTS, NET	109,240	102,808
INTANGIBLE ASSETS, NET	—	22,731
DEFERRED TAX ASSETS	30,959	7,724
OTHER NON-CURRENT ASSETS	8,622	10,510

	159,570	164,747

TOTAL ASSETS	$703,085	$405,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$580	$1,608
Accounts payable	7,799	9,127
Accrued compensation and related expenses	7,758	33,038
Deferred revenue	177,296	78,646
Taxes payable	33,000	—
Other accrued expenses	9,365	4,118

Total current liabilities	235,798	126,537

LONG-TERM DEBT	886	1,321
LONG-TERM DEFERRED REVENUE	356,394	181,056
OTHER LONG-TERM LIABILITIES	11,489	9,194

TOTAL LIABILITIES	604,567	318,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 66,389 and 65,883 shares issued and 43,260 and 43,324 shares outstanding	664	659
Additional paid-in capital	479,165	471,468
Retained Earnings	177,274	159,515
Accumulated other comprehensive income	365	245

	657,468	631,887
Treasury stock, 23,129 and 22,559 shares of common held at cost	558,950	544,227

Total shareholders’ equity	98,518	87,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$703,085	$405,768

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2009	2008	2009	2008
REVENUES	$74,928	$58,706	$145,489	$114,733

OPERATING EXPENSES:
Selling, general and administrative	5,987	7,202	14,241	14,692
Patent administration and licensing	15,580	21,442	27,717	37,525
Development	13,226	22,223	40,096	44,966
Repositioning	(93)	—	36,970	—
Arbitration and litigation contingencies	—	—	—	(1,200)

	34,700	50,867	119,024	95,983

Income from operations	40,228	7,839	26,465	18,750

OTHER INCOME:
Interest and investment income, net	625	1,231	1,454	1,669

Income before income taxes	40,853	9,070	27,919	20,419

INCOME TAX PROVISION	(14,408)	(3,218)	(10,160)	(7,250)

NET INCOME	$26,445	$5,852	$17,759	$13,169

NET INCOME PER COMMON SHARE — BASIC	$0.60	$0.13	$0.40	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,479	45,358	43,490	45,892

NET INCOME PER COMMON SHARE — DILUTED	$0.59	$0.13	$0.39	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	44,313	46,264	44,387	46,733

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,759	$13,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,874	13,698
Deferred revenue recognized	(111,026)	(58,625)
Increase in deferred revenue	385,014	82,464
Deferred income taxes	(43,530)	—
Share-based compensation	5,225	2,885
Non-cash repositioning charges	30,568	—
Impairment of long-term investment	—	745
Other	(181)	(248)
(Increase) decrease in assets:
Receivables	(210,618)	95,165
Deferred charges	3,095	117
Other current assets	1,028	7,643
(Decrease) increase in liabilities:
Accounts payable	(764)	(22,590)
Accrued compensation	(24,401)	(1,968)
Accrued taxes payable	33,000	(15,675)
Other accrued expenses	5,247	723

Net cash provided by operating activities	103,290	117,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(106,199)	(102,049)
Sales of short-term investments	50,991	81,452
Purchases of property and equipment	(1,872)	(3,063)
Capitalized patent costs	(13,806)	(15,608)
Capitalized technology license costs	(1,115)	(1,220)
Long-term investments	—	(651)

Net cash used by investing activities	(72,001)	(41,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	3,241	956
Payments on long-term debt, including capital lease obligations	(1,463)	(1,179)
Repurchase of Common stock	(14,001)	(36,580)
Tax benefit from share-based compensation	652	498

Net cash used by financing activities	(11,571)	(36,305)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,718	40,059

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,144	92,018

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,862	$132,077

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our”) as of June 30, 2009, and the results of our operations for the three and six months ended June 30, 2009 and 2008 and our cash flows for the six months ended June 30, 2009 and 2008. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
     For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 30, 2009, which is the date its Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission on Form 10-Q.
Reclassifications
     Due to our March 30, 2009 repositioning, we reclassified our income statement presentation in order to align our operating expense classifications with our ongoing activities. We eliminated the General and administrative and Sales and marketing classifications within Operating Expenses and created the Selling, general and administrative classification. All costs previously reported under General and administrative have been reclassified to Selling, general and administrative, while Sales and marketing costs have been reclassified between Selling, general and administrative and Patent administration and licensing. Additionally, we have reclassified portions of our Development costs to Patent administration and licensing. The table below displays the as previously reported and as reclassified operating expenses.

		Three Months	Three Months	Six Months		Nine Months			Three Months
	Full Year	Ended	Ended	Ended	Three Months Ended	Ended	Three Months Ended	Full Year	Ended
	2007	March 31, 2008	June 30, 2008	June 30, 2008	September 30, 2008	September 30, 2008	December 31, 2008	2008	March 31, 2009
As previously reported:
Sales and marketing	$7,828	$2,388	$2,049	$4,437	$1,855	$6,292	$2,869	$9,161	$2,310
General and administrative	24,210	5,675	5,705	11,380	5,498	16,878	9,698	26,576	6,553
Patent administration and licensing	67,587	15,051	20,436	35,487	13,310	48,797	10,088	58,885	10,844
Development	87,141	23,202	22,677	45,879	24,088	69,967	31,287	101,254	27,554
Arbitration and litigation contingencies	24,412	(1,200)	—	(1,200)	(2,740)	(3,940)	—	(3,940)	—
Repositioning	—	—	—	—	—	—	—	—	37,063

Total operating expense	$211,178	$45,116	$50,867	$95,983	$42,011	$137,994	$53,942	$191,936	$84,324

As reclassified:
Selling, general and administrative	$30,052	$7,490	$7,202	$14,692	$6,878	$21,570	$11,882	$33,452	$8,254
Patent administration and licensing	71,475	16,083	21,442	37,525	14,329	51,854	11,638	63,492	12,137
Development	85,239	22,743	22,223	44,966	23,544	68,510	30,422	98,932	26,870
Arbitration and litigation contingencies	24,412	(1,200)	—	(1,200)	(2,740)	(3,940)		(3,940)	—
Repositioning	—	—	—	—	—	—	—	—	37,063

Total operating expense	$211,178	$45,116	$50,867	$95,983	$42,011	$137,994	$53,942	$191,936	$84,324

     There have been no material changes in our existing accounting policies from the disclosures included in our 2008 Form 10-K, except as discussed below.
New Accounting Pronouncements
          SFAS No. 141-R
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141-R, Business Combinations (“SFAS No. 141-R”), which revised SFAS No. 141, Business Combinations. SFAS No. 141-R is effective for us beginning January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. We adopted this statement on January 1, 2009. SFAS No. 141-R’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
     FSP No. EITF 03-6-1
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. We adopted

FSP EITF 03-6-1 on January 1, 2009 and, in accordance with the FSP, have retrospectively adjusted prior-period earnings per share data. The table below displays the as previously reported and adjusted basic and diluted earnings per share for all prior periods affected by this new pronouncement.

		Three Months	Three Months	Six Months	Three Months	Nine Months
	Full Year	Ended	Ended	Ended	Ended	Ended	Full Year
	2007	March 31, 2008	June 30, 2008	June 30, 2008	September 30, 2008	September 30, 2008	2008
As previously reported:
Net Income per share — basic	$0.42	$0.16	$0.13	$0.29	$0.21	$0.49	$0.58
Net Income per share — diluted	$0.40	$0.15	$0.13	$0.28	$0.20	$0.48	$0.57

Adjusted:
Net Income per share — basic	$0.41	$0.16	$0.13	$0.28	$0.20	$0.49	$0.58
Net Income per share — diluted	$0.40	$0.15	$0.13	$0.28	$0.20	$0.48	$0.57
     SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 was effective for us beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was adopted by the Company beginning first quarter 2009. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), to provide additional guidance and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 became effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 157 for both financial and non-financial assets and liabilities did not have a material effect on the Company’s financial condition or results of operations.
     FSP 107-1
     In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosure about fair value of financial instruments in interim and annual financial statements. We adopted FSP 107-1 in second quarter 2009, and the adoption had no financial impact on the Company’s Condensed Consolidated Financial Statements.
     FSP 115-2
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which provides operational guidance for determining other-than-temporary impairments for debt securities. We adopted FSP 115-2 in second quarter 2009, and the adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
     SFAS No. 165
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations.
     SFAS No. 168
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our quarterly filing on Form 10-Q for the period ending September 30, 2009. This will not have an impact on the consolidated results of the Company.
2. REPOSITIONING:
     On March 30, 2009, we announced a repositioning plan that includes the expansion of the technology development and licensing business, the cessation of further product development of the SlimChip modem technology, and efforts to monetize the SlimChip technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $37.0 million during first half 2009. Of this amount, approximately $30.6 million represents non-cash asset impairments that relate to assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets. During second quarter 2009, the repositioning charge was reduced by $0.1 million primarily due to a change in estimate for contract termination costs.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the Company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $6.4 million of the repositioning charge represents cash obligations associated with severance and contract termination costs. Substantially all of the severance and related costs are scheduled to be paid within twelve months of the balance sheet date.

     We currently estimate that we will incur additional repositioning costs of approximately $1.0 million to $2.0 million in second half 2009, but the timing and amount of the additional charge will be dependent upon our process to wind down activities related to our SlimChip product development.
     The following table provides information related to our first half 2009 repositioning charge and the related accrued liability for repositioning costs, which is included on our balance sheet within Other accrued expenses (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total
Expected repositioning charge	$30,568	$4,840	$3,538	$38,946

Repositioning Charge Recognized
Repositioning charge recognized during first quarter 2009	$30,568	$3,863	$2,632	$37,063
Adjustments recognized during second quarter 2009	—	—	(93)	(93)

Repositioning charge recognized during first half 2009	$30,568	$3,863	$2,539	$36,970

Accrued Liability for Repositioning Costs:
Amounts accrued during first quarter 2009	$—	$3,863	$2,632	$6,495
Payments	—	(68)	(601)	(669)

March 31, 2009	—	3,795	2,031	5,826

Payments	—	(2,560)	(1,235)	(3,795)
Adjustments	—	—	(93)	(93)

June 30, 2009	$—	$1,235	$703	$1,938

3. INCOME TAXES:
     In first half 2009, our effective tax rate was approximately 36.4% based on the statutory federal tax rate net of discrete state and foreign taxes. During first half 2008, our effective tax rate was 35.5% based on the statutory federal tax rate net of permanent differences.
     During first half 2009 and 2008, we paid approximately $16.5 million and $15.9 million, respectively, of foreign withholding tax. We established a corresponding deferred tax asset related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.
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
4. NET INCOME PER SHARE:
     The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations (in thousands, except per share data):

	For the Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net Income	$26,445	$26,445	$5,852	$5,852
Less: Income applicable to participating securities	(405)	(397)	(49)	(48)

Net Income applicable to common shareholders	$26,040	$26,048	$5,803	$5,804

Denominator:

Weighted Average Shares Outstanding: Basic	43,479	43,479	45,358	45,358

Dilutive effect of stock options		834		906

Weighted Average Shares Outstanding: Diluted		44,313		46,264

Earnings Per Share:

Net Income: Basic	$0.60	$0.60	$0.13	$0.13

Dilutive effect of stock options		(0.01)		—

Net Income: Diluted		$0.59		$0.13

	For the Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net Income	$17,759	$17,759	$13,169	$13,169
Less: Income applicable to participating securities	(281)	(275)	(118)	(116)

Net Income applicable to common shareholders	$17,478	$17,484	$13,051	$13,053

Denominator:

Weighted Average Shares Outstanding: Basic	43,490	43,490	45,892	45,892

Dilutive effect of stock options		897		841

Weighted Average Shares Outstanding: Diluted		44,387		46,733

Earnings Per Share:

Net Income: Basic	$0.40	$0.40	$0.28	$0.28

Dilutive effect of stock options		(0.01)		—

Net Income: Diluted		$0.39		$0.28

     For both the three and six months ended June 30, 2009, options to purchase approximately 0.5 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
     For the three and six months ended June 30, 2008, options to purchase approximately 0.8 million shares and 0.9 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
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
     The evidentiary hearing for the USITC investigation with respect to Nokia was held from May 26, 2009 through June 2, 2009. Posthearing briefing for the USITC investigation with respect to Nokia has been completed. A final Initial Determination by the Administrative Law Judge is expected by August 14, 2009, and the Final Determination by the USITC is expected by December 14, 2009.
          Nokia TDD Arbitration
     On April 1, 2008, Nokia Corporation filed a Request for Arbitration with the International Chamber of Commerce against InterDigital, Inc. and its wholly owned subsidiaries InterDigital Communications, LLC, and InterDigital Technology Corporation, seeking a declaration that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation pursuant to the parties’ TDD Development Agreement.
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
     On July 31, 2008, as discussed above, the United States Court of Appeals for the Second Circuit reversed the district court’s grant of an order requiring InterDigital to submit the TDD issue to arbitration, finding that Nokia waived any right to arbitrate the issue. InterDigital believed that Nokia should not be permitted to continue to pursue this arbitration in light of the Second Circuit’s finding of waiver and requested that the arbitration be dismissed. Nokia asserted that the Second Circuit’s decision was not a final decision on the issue of waiver, and has contended that Nokia may submit the waiver issue to the arbitral tribunal or, as indicated above, to the District Court on remand. However, as discussed above (see “Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings” above), on March 5, 2009, the Court in the Southern District Action issued an order dismissing Nokia’s complaint in its entirety, agreeing with InterDigital that the Second Circuit’s decision on waiver was final. In light of the above, on June 4, 2009, Nokia informed the Tribunal that Nokia was withdrawing its Request for Arbitration. On June 25, 2009, the International Chamber of Commerce informed the parties that it was closing the file for this arbitration.
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
6. REPURCHASE OF COMMON STOCK:
        In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). In March 2009, our Board of Directors authorized another $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company may repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2008, we completed the 2007 Repurchase Program under which we repurchased a cumulative total of 4.8 million shares totaling $100.0 million, including 1.8 million shares we repurchased for $36.0 million in first half 2008. During first half 2009, we repurchased approximately 0.6 million shares for $14.7 million under the 2009 Repurchase Program. At June 30, 2009, we accrued approximately $0.7 million associated with our obligation to settle repurchases made late in second quarter 2009.
     From July 1, 2009 through July 27, 2009, we repurchased an additional 0.1 million shares for $4.1 million, to bring the cumulative repurchase totals to 0.7 million shares at a cost of $18.8 million under the 2009 Repurchase Program.
7. COMPREHENSIVE INCOME:
    The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2009	2008
Net Income	$26,445	$5,852
Unrealized gain (loss) on investments	134	(226)

Total comprehensive income	$26,579	$5,626

	For the Six Months Ended June 30,
	2009	2008
Net Income	$17,759	$13,169
Unrealized gain (loss) on investments	120	(13)

Total comprehensive income	$17,879	$13,156

8. INVESTMENTS IN OTHER ENTITIES:
     We may make strategic investments in companies that have developed or are developing technologies that are complementary to our business. During 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). This investment is recorded on our balance sheet within Other Non-Current Assets. In first quarter 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto by its investors. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. We do not have significant influence over Kineto and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the investee reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.
9. INSURANCE REIMBURSEMENT:
     In first half 2008, we received payments from insurance providers of $6.9 million to reimburse us for portions of our defense costs in certain litigation with Nokia. This amount reduced our patent administration and licensing expense in 2008. We did not receive any such reimbursements during first half 2009.
10. CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
Concentration of Credit Risk and Fair Value of Financial Instruments
     Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments.
     Our accounts receivable are derived principally from patent license agreements and technology solutions. At June 30, 2009, two customers represented 82% and 15% of our accounts receivable balance. At December 31, 2008, four customers represented 59%, 17%, 10% and 10% respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the carrying value of our financial instruments approximate their fair values.
SFAS No. 157 Fair Value Measurements
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

	Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Demand Accounts (a)	$23,025	$—	$—	$23,025
Money Market Accounts (a)	66,848	—	—	66,848
Commercial Paper (b)	—	43,382	—	43,382
U.S. government agencies (c)	64,492	—	—	64,492
Corporate Bonds	—	18,893	—	18,893

	$154,365	$62,275	$—	$216,640

(a)	Included within cash and cash equivalents.

(b)	Includes $20.0 million of commercial paper that is included within cash and cash equivalents.

(c)	Includes $10.0 million of government agency instruments that is included within cash and cash equivalents.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to our 2008 Form 10-K as filed with the SEC on March 2, 2009, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms in our 2008 Form 10-K for a list and detailed description of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q.
Patent Licensing
     Patent licensing royalties of $72.7 million in second quarter 2009 posted a 29 percent increase over $56.2 million in second quarter 2008, due to the addition of $25.7 million in fixed-fee amortized royalty revenue from a patent license agreement with Samsung signed in first quarter 2009, $2.3 million in royalties for past sales, partially offset by a $10.4 million decrease in per-unit royalty revenue related to industry-wide declines in handset sales for comparable first quarter sales. Despite this overall decline in per-unit royalties, certain licensees with concentrations in the smartphone market reported increased sales for the reporting period.
Repositioning
     On March 30, 2009, we announced a repositioning plan that includes the expansion of the technology development and licensing business, the cessation of further product development of the SlimChip modem technology, and efforts to monetize the SlimChip technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $37.0 million during first half 2009. Of this amount, approximately $30.6 million represents non-cash asset impairments that relate to assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets. During second quarter 2009, the repositioning charge was reduced by $0.1 million primarily due to a change in estimate for contract termination costs.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the Company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $6.4 million of the repositioning charge represents cash obligations associated with severance and contract termination costs.
     We currently estimate that we will incur additional repositioning costs of approximately $1.0 million to $2.0 million in second half 2009, but the timing and amount of the additional charge will be dependent upon our process to wind down activities related to our SlimChip product development.
     Through the reduction in force and the cessation of further product development of the SlimChip modem technology, the repositioning reduced our Development expense for second quarter 2009 by approximately $13.6 million from first quarter 2009.
Litigation and Arbitration
     Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following matter and other matters:
Nokia USITC
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
     In July 2008, the Second Circuit reversed the preliminary injunction obtained by Nokia. In September 2008, the Administrative Law Judge lifted the stay in the Nokia USITC investigation. In March 2009, the U.S. District Court for the Southern District of New York dismissed Nokia’s claims relating to its alleged license dispute.

     The evidentiary hearing in the Nokia USITC investigation was held from May 26, 2009 through June 2, 2009. A final Initial Determination by the Administrative Law Judge is expected by August 14, 2009, and the Final Determination by the USITC is expected by December 14, 2009.
     Nokia continues to vigorously contest the USITC proceedings against them, and we have been, and will continue to be, required to expend substantial amounts to continue this and related proceedings. The timing and magnitude of these expenditures remain unpredictable.
Comparability of Financial Results
When comparing second quarter 2009 financial results against other periods, the following item should be taken into consideration:
•	Our second quarter 2009 revenue included $2.3 million of revenue related to the resolution of an audit of one of our licensees.
When comparing second quarter 2008 financial results against other periods, the following item should be taken into consideration:
•	Our second quarter 2008 revenue included $0.3 million related to past infringement and $1.3 million of one-time, incremental revenue associated with one of our licensees transitioning from per-unit royalties to a mix of per-unit and fixed-fee royalties.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2008 Form 10-K. Refer to Note 1, Basis of Presentation of this Form 10-Q for updates related to new accounting pronouncements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
         Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings but have not had a significant debt or equity financing in over 10 years, and we do not anticipate a need for such financings in the next twelve months. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements and any stock repurchase programs that we may initiate in the next twelve months. Although our existing revenue streams have been affected by the recent global economic downturn, our near-term revenues are partially insulated from market swings because approximately two-thirds of our recurring patent licensing revenues were based on fixed payments in first half 2009.
Cash, cash equivalents and short-term investments
         At June 30, 2009 and December 31, 2008, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$119,862	$100,144
Short-term investments	96,778	41,516

Total Cash, cash equivalents and short-term investments	$216,640	$141,660

         Our cash, cash equivalents and short-term investments increased $75.0 million in first half 2009. The increase was primarily due to our receipt of the first of four $100.0 million installments from Samsung under our patent license agreement signed in January 2009. After using this and other receipts to fund our operations, working capital requirements and share repurchases in first half 2009, we invested the excess in short-term investments.
Cash flows from operations
         We generated the following cash flows from our operating activities in 2009 and 2008 (in thousands):

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities	$103,290	$117,503

     The positive operating cash flow in first half 2009 arose principally from receipts of approximately $201.5 million primarily associated with 3G related patent license agreements. These receipts included the first of four installments of $100.0 million from Samsung under our January 2009 license agreement and $41.2 million under a new $77.0 million prepayment commitment from an existing licensee, with the remainder received early in third quarter 2009. We also received fixed royalty payments of $21.4 million and per-unit royalty payments of $38.9 million from other existing licensees and cash receipts from our technology solutions totaling $8.8 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges and non-cash compensation) of $70.4 million, cash payments for foreign source withholding taxes of $16.5 million, cash payments for an estimated federal tax payment of $4.0 million and changes in working capital during first half 2009.
     The positive operating cash flow in first half 2008 arose principally from receipts of approximately $230.0 million primarily associated with 3G related patent license agreements. These receipts included the third of three $95.0 million payments from LG, a new prepayment of $29.6 million from an existing licensee and current royalty payments of $20.7 million from Sharp Corporation of Japan (“Sharp”), $13.4 million from NEC Corporation of Japan (“NEC”) and $6.8 million from Panasonic Mobile Communications Co., Ltd. based on the royalty reports they submitted during the period. We also received fixed and current royalty payments of $64.5 million from other existing licensees and cash receipts from our technology solutions totaling $3.0 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $79.4 million, cash payments for foreign source withholding taxes of $15.7 million, payment of $23.0 million to post a bond for the Federal Insurance Company arbitration award and changes in working capital during first half 2008.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue provides additional information about assets and liabilities that may affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, as follows (in thousands):

	June 30, 2009	December 31, 2008
Current assets	$543,515	$241,021
Current liabilities	(235,798)	(126,537)

Working capital	307,717	114,484

(Subtract) Add
Cash and cash equivalents	(119,862)	(100,144)
Short-term investments	(96,778)	(41,516)
Current portion of long-term debt	580	1,608
Current deferred revenue	177,296	78,646

Adjusted working capital	$268,953	$53,078

     The $215.9 million increase in adjusted working capital is primarily due to our patent license agreement with Samsung signed in January 2009. Our balance sheet at June 30, 2009 includes $200.0 million of accounts receivable associated with Samsung, including the second installment due under our agreement, which was collected early in third quarter 2009 and the third installment which is due within twelve months of the balance sheet date. The decrease of $25.3 million in accrued compensation, primarily related to our first quarter 2009 payments against our long-term cash incentive and annual bonus obligations, further contributed to the increase in adjusted working capital. These items were partially offset by an increase of $5.3 million in other accrued expenses primarily attributable to accrued repositioning charges of $1.9 million and increased accrued legal fees of $3.3 million.
     We used net cash from investing activities of $72.0 million in first half 2009 and used net cash from investing activities of $41.1 million in first half 2008. We purchased $55.2 million and $20.6 million of short-term marketable securities, net of sales, in first half 2009 and 2008, respectively. This increase in purchases was driven by lower cash requirements during first half 2009. Purchases of property and equipment decreased to $1.9 million in first half 2009 from $3.1 million in first half 2008 due to the lower levels of development tools and engineering needed in first half 2009 in connection with our cessation of further SlimChip product development. Investment costs associated with patents decreased from $15.6 million in first half 2008 to $13.8 million in first half 2009. This decrease reflects the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.

     Net cash used in financing activities decreased $24.7 million primarily due to our higher levels of stock repurchase activity in first half 2008. We also received $2.3 million and $0.2 million more in respective contributions from stock option exercises and tax benefits from share-based compensation as compared to the prior year.
Other
     Our combined short-term and long-term deferred revenue balance at June 30, 2009 was approximately $533.7 million, an increase of $274.0 million from December 31, 2008. We have no material obligations associated with such deferred revenue. In first half 2009, we recorded gross increases in deferred revenue of $385.0 million primarily related to the first three of four $100.0 million payments under the Samsung patent license agreement signed in January 2009. The gross increases in deferred revenue were partially offset by first half 2009 deferred revenue recognition of $88.9 million related to the amortization of fixed-fee royalty payments, $22.1 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and the recognition of deferred revenue related to technology solutions agreements.
     Over the next twelve months, based on current patent license agreements, we expect the amortization of fixed-fee royalty payments to reduce the June 30, 2009 deferred revenue balance of $533.7 million by $177.3 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
     At June 30, 2009 and December 31, 2008, we had approximately 2.3 million and 2.9 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $29.4 million and $38.9 million of cash proceeds to the Company if they were fully exercised.
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
RESULTS OF OPERATIONS
Second Quarter 2009 Compared to Second Quarter 2008
Revenues
     The following table compares second quarter 2009 revenues to revenues in the comparable period from the prior year (in millions):

	Second	Second
	Quarter	Quarter
	2009	2008
Per-unit royalty revenue	$23.7	$34.1
Fixed-fee amortized royalty revenue	46.7	21.8

Recurring patent licensing royalties	70.4	55.9
Past infringement and other non-recurring royalties	2.3	0.3

Total patent licensing royalties	72.7	56.2
Technology solutions revenue	2.2	2.5

Total revenue	$74.9	$58.7

     Revenues were $74.9 million in second quarter 2009, compared to $58.7 million in second quarter 2008. Patent licensing royalties of $72.7 million in second quarter 2009 posted a 29 percent increase over $56.2 million in second quarter 2008, due to the addition of $25.7 million in fixed-fee amortized royalty revenue from a patent license agreement with Samsung signed in first quarter 2009, $2.3 million in royalties for past sales, partially offset by a $10.4 million decrease in per-unit royalty revenue related to industry-wide declines in handset sales for comparable first quarter sales. Despite this overall decline in per-unit royalties, certain licensees with concentrations in the smartphone market reported increased sales for the reporting period.
     Technology solution revenue decreased in second quarter 2009 to $2.2 million from $2.5 million in second quarter 2008. The decrease is primarily attributable to engineering service fees earned in second quarter 2008 that did not recur in second quarter 2009, offset by an increase in royalties earned on our SlimChip modem IP.

     In second quarter 2009, 53% of our total revenue of $74.9 million was attributable to companies that individually accounted for 10% or more of our total revenue, Samsung (34%) and LG (19%). In second quarter 2008, 55% of our total revenue of $58.7 million was attributable to companies that individually accounted for 10% or more of our total revenue, LG (24%), Sharp (18%) and NEC (13%).
Operating Expenses
     Operating expenses decreased 32% to $34.7 million in second quarter 2009 from $50.9 million in second quarter 2008. The $16.2 million decrease was primarily due to the following net changes in expenses (in millions):

(Decrease)/
Increase
Patent litigation and arbitration	$(7.0)
Personnel related costs	(2.9)
Depreciation and amortization	(2.2)
Consulting services	(2.0)
Reserve for uncollectable accounts	(1.0)
Engineering software and equipment maintenance	(0.9)
Travel expenses	(0.3)
Other	(0.9)
Share-based compensation	1.0

Total decrease in operating expenses	$(16.2)

     Patent litigation and arbitration decreased primarily due to the resolution of our various disputes with Samsung and the third quarter 2008 resolution of the Nokia U.K. disputes. The decrease in personnel-related costs, depreciation and amortization, consulting services, engineering software and equipment maintenance, and travel expenses were primarily due to the repositioning announced on March 30, 2009. The decrease in the reserve for uncollectable accounts was related to our partial collection of an overdue account receivable associated with our SlimChip modem IP. The related customer has agreed to a new payment schedule and we may further reduce this reserve in future periods as the related payments are collected. The above-noted decreases in operating expenses were partially offset by an increase in share-based compensation resulting from the structure of our Long-Term Compensation Program (“LTCP”), which included overlapping restricted stock unit award (“RSU”) cycles in 2009.
The following table summarizes the change in operating expenses by category (in millions):

	Second	Second
	Quarter	Quarter
	2009	2008	Increase / (Decrease)
Selling, general and administrative	$6.0	$7.2	$(1.2)	(17%	)
Patent administration and licensing	15.6	21.5	(5.9)	(27%	)
Development	13.2	22.2	(9.0)	(41%	)
Repositioning	(0.1)	—	(0.1)	0%

Total operating expenses	$34.7	$50.9	$(16.2)	(32%	)

Selling, General and Administrative Expense: The decrease in selling, general and administrative expense in second quarter 2009 was primarily due to the above-noted reduction in the reserve for uncollectable accounts and a decrease in personnel-related costs due to the repositioning announced on March 30, 2009.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in patent litigation and arbitration ($7.0 million), which was partially offset by increases in consulting services ($0.7 million) and other personnel-related costs ($0.4 million).
Development Expense: The decrease in development expense was primarily due to the above-noted repositioning announced on March 30, 2009.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) have begun to expand our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology and have sought to monetize the product investment through technology licensing. During second quarter 2009, the repositioning charge was reduced by $0.1 million primarily due to a change in estimate for contract termination costs.

Interest and Investment Income, Net
     Net interest and investment income for second quarter 2009 totaled $0.6 million, a decrease of $0.6 million from second quarter 2008. The decrease was primarily due to lower rates of return on lower average investment balances in second quarter 2009 as compared to second quarter 2008.
First Half 2009 Compared to First Half 2008
Revenues
          The following table compares first half 2009 revenues to revenues in the comparable period from the prior year (in millions):

	First Half	First Half
	2009	2008
Per-unit royalty revenue	$50.9	$66.8
Fixed-fee amortized royalty revenue	88.9	42.5

Recurring patent licensing royalties	139.8	109.3
Past infringement and other non-recurring royalties	2.3	0.8

Total patent licensing royalties	142.1	110.1
Technology solutions revenue	3.4	4.6

Total revenue	$145.5	$114.7

     Revenues of $145.5 million in first half 2009 grew $30.8 million, or 27 percent, compared to $114.7 million in first half 2008. Patent licensing royalties were $142.1 million in first half 2009, up from $110.1 million in first half 2008. The increase in patent licensing royalties was primarily related to a $46.4 million increase in fixed-fee amortized royalty revenue driven by the company’s patent license agreement with Samsung. This increase was partially offset by a $15.9 million decrease in per-unit royalty revenue relating to an overall decrease in industry handset sales.
     Technology solution revenue decreased in first half 2009 to $3.4 million from $4.6 million in first half 2008. The decrease is primarily attributable to engineering service fees earned in first half 2008 associated with our SlimChip modem IP, which did not recur in first half 2009. This decrease was partially offset by an increase in royalties earned on our SlimChip modem IP.
     In first half 2009, 52% of our total revenue of $145.5 million was attributable to companies that individually accounted for 10% or more of our total revenue, Samsung (32%) and LG (20%). In first half 2008, 55% of our total revenue of $114.7 million, was attributable to companies that individually accounted for 10% or more of our total revenue, LG (25%), Sharp (18%) and NEC (12%).
Operating Expenses
     Excluding a $37.0 million repositioning charge in first half 2009, operating expenses decreased 15% to $82.0 million in first half 2009 from $96.0 million in first half 2008. The $14.0 million decrease was primarily due to the following net changes in expenses (in millions):

(Decrease)/
Increase
Patent litigation and arbitration	$(18.2)
Personnel related costs	(2.2)
Long-term cash incentive	(1.6)
Reserve for uncollectable accounts	(1.0)
Depreciation and amortization	(0.8)
Engineering software and equipment maintenance	(0.5)
Travel expenses	(0.2)
Other	(1.2)
Insurance reimbursement	6.9
Share-based compensation	2.6
Arbitration and contingency adjustment	1.2
Consulting services	1.0

Total decrease in operating expenses excluding repositioning charge	(14.0)
Repositioning charge	37.0

Total increase in operating expenses	$23.0

     Patent litigation and arbitration decreased primarily due to the resolution of our various disputes with Samsung and the third quarter 2008 resolution of the Nokia U.K. disputes. The decrease in personnel-related costs, depreciation and amortization, consulting services, engineering software and equipment maintenance, and travel expenses were primarily due to the repositioning announced on March 30, 2009. The decrease in the reserve for uncollectable accounts was related to our partial collection of an overdue account receivable associated with our SlimChip modem IP. The related customer has agreed to a new payment schedule and we may further reduce this reserve in future periods as the related payments are collected. First half 2008 operating expenses were reduced due to the inclusion of a $6.9 million insurance reimbursement to reimburse us for a portion of our defense costs in certain litigation with Nokia. The increase in share-based compensation and the decrease in long-term cash incentives were both primarily due to the structure of our LTCP, which resulted in overlapping RSU cycles in 2009 and overlapping performance-based cash incentive cycles in 2008. In 2008, we recognized a credit of $1.2 million related to the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the resolved U.K. matters. Consulting services increased due to first quarter interoperability testing of our SlimChip product family against various 2G/3G network vendors’ equipment, precertification efforts on our SlimChip modem chipset and reference platforms and customer evaluations and testing.
          The following table summarizes the change in operating expenses by category (in millions):

	First Half	First Half
	2009	2008	Increase / (Decrease)
Selling, general and administrative	$14.2	$14.7	$(0.5)	(3%	)
Patent administration and licensing	27.7	37.5	(9.8)	(26%	)
Development	40.1	45.0	(4.9)	(11%	)
Repositioning	37.0	—	37.0	0%
Arbitration and litigation contingencies	—	(1.2)	1.2	(100%	)

Total operating expenses	$119.0	$96.0	$23.0	24%

Selling, General and Administrative Expense: The slight decrease in selling, general and administrative expense in first half 2009 was primarily attributable to the above-noted reduction in the reserve for uncollectable accounts. This was partially offset by slight increases in other personnel-related costs.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in patent litigation and arbitration ($18.2 million), which was offset by the above-noted increase in insurance reimbursement ($6.9 million) and increased patent amortization expense ($1.2 million).
Development Expense: The decrease in development expense was primarily due to the above-noted repositioning announced on March 30, 2009.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) have begun to expand our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology and have sought to monetize the product investment through technology licensing. In connection with the repositioning plan, we have incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees across our three locations. We have incurred a repositioning charge of $37.0 million during first half 2009.
Arbitration and Litigation Contingencies: In 2008, we recognized a credit of $1.2 million related to the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the resolved U.K. matters.
Interest and Investment Income, Net
     Net interest and investment income for first half 2009 totaled $1.5 million, a decrease of $0.2 million from first half 2008, which included a $0.7 million investment write-down. The decrease is primarily related to lower rates of return on lower average investment balances, which was partially offset by a first half 2009 $0.6 million interest income related to our 2009 settlement of litigation with Federal Insurance Company.
Expected Trends
     Our second quarter 2009 Development expenses were slightly lower than expected, reflecting the positive impact of a Canadian research and development credit and lower than expected consulting services as we transitioned our full development efforts to our core business. Our selling, general and administrative expenses also benefited from a $1.0 million credit associated with the reversal of an allowance for an uncollectible receivable. We don’t expect these items to recur in third quarter 2009. As is our practice, we will provide an update on our expectation for third quarter 2009 revenue after we receive and review the applicable royalty reports.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “continue to,” “expect,” “intend,” “will” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations, if any;

•	Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our June 30, 2009 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	The expansion of our technology development and licensing business and the realignment of our SlimChip product business;

•	Our need for debt and equity financings in the next twelve months;

•	Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements and any stock repurchase programs that we may initiate in the next twelve months; and

•	Our ability to add substantial new licensees.
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
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value per share, during second quarter 2009:

				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
	Total Number of	Average Price	Part of Publicly	that May Yet Be
	Shares (or Units)	Paid per	Announced Plans	Purchased Under
Period	Purchased	Share (Unit)	or Programs (1)	the Plans or Programs (2)
April 1, 2009 - April 30, 2009	203,000	$26.32	203,000	$94,657,972
May 1, 2009 - May 31, 2009	147,000	$26.39	147,000	$90,778,790
June 1, 2009 - June 30, 2009	220,000	$24.95	220,000	$85,289,161

Total	570,000	$25.81	570,000	$85,289,161

(1)	Shares were purchased under a $100.0 million share repurchase program, authorized by the Board of Directors on March 11, 2009 with no expiration date. The Company may repurchase shares under the 2009 $100.0 million share repurchase program through open market purchases, pre-arranged trading plans or privately negotiated purchases.

(2)	Amounts shown in this column reflect amounts remaining under the 2009 $100.0 million share repurchase program referenced in Note 1 above.
Note: From July 1, 2009 through July 27, 2009, we repurchased an additional 0.1 million shares for $4.1 million, to bring the current cumulative repurchase totals to 0.7 million shares at a cost of $18.8 million under the $100.0 million share repurchase program.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At our 2009 annual meeting of shareholders held on June 4, 2009, our shareholders elected Mr. William J. Merritt as a director, adopted and approved the InterDigital, Inc. 2009 Stock Incentive Plan and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. Our shareholders elected Mr. Merritt as a director, to serve for a three-year term expiring at our 2012 annual meeting of shareholders or until his successor has been duly elected and qualified or until his earlier resignation or removal, by a vote of 36,258,891 shares in favor and 3,313,772 shares withheld. Messrs. Harry G. Campagna, Steven T. Clontz, Edward B. Kamins and Robert S. Roath also continue to serve their terms as directors after the meeting. The vote adopting and approving the InterDigital, Inc. 2009 Stock Incentive Plan was: 15,588,171 shares in favor; 6,476,624 shares against; 67,314 shares abstaining; and 17,440,554 broker non-votes. The vote ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was: 38,786,073 shares in favor; 634,655 shares against; 151,934 shares abstaining; and 0 broker non-votes.

Item 6.	EXHIBITS.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Long-Term Compensation Program, as amended June 2009

Exhibit 10.2	InterDigital Annual Employee Bonus Plan, as amended June 2009

Exhibit 10.3	InterDigital Compensation Program for Outside Directors, as amended June 2009

Exhibit 10.4	InterDigital, Inc. Term Sheet for Restricted Stock Units (Nonemployee Directors – Annual Award)

Exhibit 10.5	InterDigital, Inc. Term Sheet for Restricted Stock Units (Nonemployee Directors – Election Award)

Exhibit 10.6	InterDigital, Inc. Standard Terms and Conditions for Restricted Stock Units (Nonemployee Directors)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: July 30, 2009	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: July 30, 2009	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: July 30, 2009	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Long-Term Compensation Program, as amended June 2009

Exhibit 10.2	InterDigital Annual Employee Bonus Plan, as amended June 2009

Exhibit 10.3	InterDigital Compensation Program for Outside Directors, as amended June 2009

Exhibit 10.4	InterDigital, Inc. Term Sheet for Restricted Stock Units (Nonemployee Directors – Annual Award)

Exhibit 10.5	InterDigital, Inc. Term Sheet for Restricted Stock Units (Nonemployee Directors – Election Award)

Exhibit 10.6	InterDigital, Inc. Standard Terms and Conditions for Restricted Stock Units (Nonemployee Directors)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.