Form 10-Q
period 2009-09-30
InterDigital, Inc.
filed 2009-11-02
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	43,058,150

Title of Class	Outstanding at October 26, 2009

INTERDIGITAL, INC. AND SUBSIDIARIES
INDEX
InterDigital® is a registered trademark and SlimChipTM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$265,771	$100,144
Short-term investments	163,952	41,516
Accounts receivable, less allowances of $2,000 and $3,000	204,665	33,892
Deferred tax assets	69,176	49,002
Prepaid and other current assets	14,685	16,467

Total current assets	718,249	241,021

PROPERTY AND EQUIPMENT, NET	10,022	20,974
PATENTS, NET	113,403	102,808
INTANGIBLE ASSETS, NET	—	22,731
DEFERRED TAX ASSETS	38,837	7,724
INVESTMENT IN OTHER ENTITIES	26,651	4,932
OTHER NON-CURRENT ASSETS	3,396	5,578

	192,309	164,747

TOTAL ASSETS	$910,558	$405,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$586	$1,608
Accounts payable	4,502	9,127
Accrued compensation and related expenses	5,578	33,038
Deferred revenue	193,527	78,646
Taxes payable	33,000	—
Other accrued expenses	6,898	4,118

Total current liabilities	244,091	126,537

LONG-TERM DEBT	540	1,321
LONG-TERM DEFERRED REVENUE	528,325	181,056
OTHER LONG-TERM LIABILITIES	12,639	9,194

TOTAL LIABILITIES	785,595	318,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 66,555 and 65,883 shares issued and 42,985 and 43,324 shares outstanding	666	659
Additional paid-in capital	485,230	471,468
Retained earnings	207,895	159,515
Accumulated other comprehensive income	419	245

	694,210	631,887
Treasury stock, 23,570 and 22,559 shares of common held at cost	569,247	544,227

Total shareholders’ equity	124,963	87,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$910,558	$405,768

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2009	2008	2009	2008

REVENUES	$75,486	$55,059	$220,975	$169,792

OPERATING EXPENSES:
Selling, general and administrative	4,925	6,878	19,166	21,570
Patent administration and licensing	13,320	14,329	41,037	51,854
Development	10,659	23,544	50,755	68,510
Repositioning	—	—	36,970	—
Arbitration and litigation contingencies	—	(2,740)	—	(3,940)

	28,904	42,011	147,928	137,994

Income from operations	46,582	13,048	73,047	31,798

OTHER INCOME:
Interest and investment income, net	531	1,117	1,985	2,786

Income before income taxes	47,113	14,165	75,032	34,584

INCOME TAX PROVISION	(16,492)	(4,956)	(26,652)	(12,206)

NET INCOME	$30,621	$9,209	$48,380	$22,378

NET INCOME PER COMMON SHARE — BASIC	$0.70	$0.20	$1.10	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,083	44,708	43,353	45,494

NET INCOME PER COMMON SHARE — DILUTED	$0.69	$0.20	$1.08	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	43,819	45,619	44,196	46,358

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,380	$22,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,756	21,119
Deferred revenue recognized	(164,944)	(92,156)
Increase in deferred revenue	605,374	85,151
Deferred income taxes	(51,287)	89
Share-based compensation	7,620	4,256
Non-cash repositioning charges	30,568	—
Impairment of long-term investment	—	745
Other	(144)	44
(Increase) decrease in assets:
Receivables	(170,773)	99,917
Deferred charges	3,353	1,370
Other current assets	(622)	8,799
(Decrease) increase in liabilities:
Accounts payable	(2,977)	(32,188)
Accrued compensation	(25,610)	2,466
Accrued taxes payable	33,000	(15,004)
Other accrued expenses	2,808	(1,191)

Net cash provided by operating activities	332,502	105,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(187,290)	(114,103)
Sales of short-term investments	64,995	136,956
Purchases of property and equipment	(2,412)	(4,357)
Capitalized patent costs	(21,946)	(20,746)
Capitalized technology license costs	(1,115)	(3,474)
Long-term investments	—	(651)

Net cash used by investing activities	(147,768)	(6,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	5,156	1,700
Payments on long-term debt, including capital lease obligations	(1,803)	(1,522)
Repurchase of common stock	(25,020)	(67,233)
Tax benefit from share-based compensation	2,560	992

Net cash used by financing activities	(19,107)	(66,063)

NET INCREASE IN CASH AND CASH EQUIVALENTS	165,627	33,357

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,144	92,018

CASH AND CASH EQUIVALENTS, END OF PERIOD	$265,771	$125,375

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our”) as of September 30, 2009, and the results of our operations for the three and nine months ended September 30, 2009 and 2008 and our cash flows for the nine months ended September 30, 2009 and 2008. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
     For the quarterly period ended September 30, 2009, the Company has evaluated subsequent events through November 2, 2009, which is the date its Condensed Consolidated Financial Statements were filed with the SEC on Form 10-Q.
Reclassifications
     Due to our repositioning announced on March 30, 2009, we reclassified our income statement presentation in order to align our operating expense classifications with our ongoing activities. We eliminated the General and administrative and Sales and marketing classifications within Operating Expenses and created the Selling, general and administrative classification. All costs previously reported under General and administrative have been reclassified to Selling, general and administrative, while Sales and marketing costs have been reclassified between Selling, general and administrative and Patent administration and licensing. Additionally, we have reclassified portions of our Development costs to Patent administration and licensing. The table below displays the “as previously reported” and “as reclassified” operating expenses.

		Three Months	Three Months	Six Months	Three Months	Nine Months	Three Months		Three Months
	Full Year	Ended	Ended	Ended	Ended	Ended	Ended	Full Year	Ended
	2007	March 31, 2008	June 30, 2008	June 30, 2008	September 30, 2008	September 30, 2008	December 31, 2008	2008	March 31, 2009
As previously reported:
Sales and marketing	$7,828	$2,388	$2,049	$4,437	$1,855	$6,292	$2,869	$9,161	$2,310
General and administrative	24,210	5,675	5,705	11,380	5,498	16,878	9,698	26,576	6,553
Patent administration and licensing	67,587	15,051	20,436	35,487	13,310	48,797	10,088	58,885	10,844
Development	87,141	23,202	22,677	45,879	24,088	69,967	31,287	101,254	27,554
Arbitration and litigation contingencies	24,412	(1,200)	—	(1,200)	(2,740)	(3,940)	—	(3,940)	—
Repositioning	—	—	—	—	—	—	—	—	37,063

Total operating expense	$211,178	$45,116	$50,867	$95,983	$42,011	$137,994	$53,942	$191,936	$84,324

As reclassified:
Selling, general and administrative	$30,052	$7,490	$7,202	$14,692	$6,878	$21,570	$11,882	$33,452	$8,254
Patent administration and licensing	71,475	16,083	21,442	37,525	14,329	51,854	11,638	63,492	12,137
Development	85,239	22,743	22,223	44,966	23,544	68,510	30,422	98,932	26,870
Arbitration and litigation contingencies	24,412	(1,200)	—	(1,200)	(2,740)	(3,940)		(3,940)	—
Repositioning	—	—	—	—	—	—	—	—	37,063

Total operating expense	$211,178	$45,116	$50,867	$95,983	$42,011	$137,994	$53,942	$191,936	$84,324

Change in Estimate
     During third quarter 2009, we recorded a $4.0 million reduction to the long-term compensation plan accrual for the incentive period from January 1, 2008 through December 31, 2010. This reduction was based on our revised expectations for the payout that will become due under this performance-based cash compensation program. This $4.0 million adjustment reduced our third quarter Development, Selling, general and administrative, and Patent licensing and administration expenses by $2.4 million, $1.1 million, and $0.5 million, respectively.
     In second quarter 2009, we recorded a $1.0 million reduction of our reserve for uncollectible accounts. This reduction was related to our partial collection of an overdue account receivable associated with our SlimChip modem IP. The related customer has agreed to a new payment schedule and we may further reduce this reserve in future periods as the related payments are collected.
Change in Accounting Policies
     There have been no material changes in our existing accounting policies from the disclosures included in our 2008 Form 10-K, except as discussed below.

New Accounting Guidance
Accounting of Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies
     In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under the original guidance for business combinations, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. The revised guidance requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. This revised guidance will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under this guidance, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. We adopted this new guidance on January 1, 2009. This guidance’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued guidance related to the determination as to whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether such instruments are participating securities prior to vesting, which therefore would need to be included in the denominator when computing earnings per share under the two-class method. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the denominator of the earnings per share computation pursuant to the two class method. We adopted this guidance on January 1, 2009 and, in accordance with this guidance, have retrospectively adjusted prior-period earnings per share data. The table below displays the “as previously reported” and “as adjusted” basic and diluted earnings per share for all prior periods affected by this new guidance.

		Three Months	Three Months	Six Months	Three Months	Nine Months
	Full Year	Ended	Ended	Ended	Ended	Ended	Full Year
	2007	March 31, 2008	June 30, 2008	June 30, 2008	September 30, 2008	September 30, 2008	2008
As previously reported:
Net Income per share — basic	$0.42	$0.16	$0.13	$0.29	$0.21	$0.49	$0.58
Net Income per share — diluted	$0.40	$0.15	$0.13	$0.28	$0.20	$0.48	$0.57

As adjusted:
Net Income per share — basic	$0.41	$0.16	$0.13	$0.28	$0.20	$0.49	$0.58
Net Income per share — diluted	$0.40	$0.15	$0.13	$0.28	$0.20	$0.48	$0.57
Fair Value Measurements
     In September 2006, the FASB issued guidance for measuring fair value of financial instruments. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued authoritative guidance, which permitted companies to delay their adoption of the guidance for fair value measurements for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the guidance related to fair value measurements of financial assets and liabilities as of January 1, 2008, which required, among other things, enhanced disclosures about assets and liabilities that are measured and reported at fair value. We adopted the guidance related to non-financial assets and liabilities as of January 1, 2009. This guidance does not require any new fair value measurements, but rather establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. The adoption of this new guidance for both financial and non-financial assets and liabilities did not have a material effect on the Company’s financial condition or results of operations.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued guidance for interim disclosures about fair value of financial instruments, which requires disclosure about the fair value of financial instruments in interim and annual financial statements. We adopted this guidance in second quarter 2009, and the adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
Other than Temporary Impairments
     In April 2009, the FASB issued guidance related to the recognition and presentation of other-than-temporary impairments, which provided operational guidance for determining other-than-temporary impairments for debt securities. We adopted this guidance in second quarter 2009, and the adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Subsequent Events
     In May 2009, the FASB issued new guidance related to the presentation of subsequent events. This guidance establishes principles for disclosing and accounting for subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). This guidance requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     In June 2009, the FASB issued new guidance related to the accounting standards codification. This guidance replaced the previously issued FASB statement related to the hierarchy of GAAP, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This guidance was effective for interim and annual periods ending after September 15, 2009. We adopted this guidance in third quarter 2009. This guidance did not have a material effect on the Company’s financial condition or results of operations.
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements
     In September 2009, the FASB finalized revenue recognition guidance for two issues: Revenue Arrangements with Multiple Deliverables and Certain Revenue Arrangements that Include Software Elements. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. The updated standard related to certain revenue arrangements that include software elements and removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. These changes are effective for fiscal years beginning on or after June 15, 2010. However, adoption is permitted as early as interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not adopted this guidance for third quarter 2009. We are in the process of evaluating this guidance and assessing the impact on the Company’s financial condition and results of operations.
2. SIGNIFICANT EVENTS:
     On September 21, 2009, we entered into a worldwide patent licensing agreement with Pantech Co., Ltd. and Pantech & Curitel Communications, Inc. (“Pantech”). In consideration of the license, Pantech agreed to pay royalties in the amount of $90.0 million plus the amount of Korean Won required to buy a predetermined amount of equity in the company. Due to currency exchange rate fluctuations, the amount of Korean Won that we ultimately received for the equity purchase translated to approximately $31.7 million on September 25, 2009, the date of payment, for a total of $121.7 million received or to be received from Pantech pursuant to the licensing agreement. In addition, Pantech will pay us additional royalties if designated sales thresholds are exceeded.
      Simultaneous with the execution of the patent license agreement, we executed a stock purchase agreement to acquire a minority stake in Pantech using the Korean Won provided by Pantech. In accordance with established fair value accounting guidance, we have valued this equity investment at $21.7 million based on a third-party valuation of Pantech that used the discounted cash flow method and incorporated an illiquidity discount. As a result, this equity investment increased deferred revenue by $21.7 million.
     Due to the investment valuation, the minimum amount of revenue we expect to recognize over the life of this patent license agreement will be $111.7 million. We will recognize this revenue on a straight-line basis from the inception of the agreement through December 31, 2016. See Note 9 for additional information regarding our accounting for our equity investment in Pantech.
3. REPOSITIONING:
     On March 30, 2009, we announced a repositioning plan that includes the expansion of our technology development and licensing business, the cessation of further product development of the SlimChip modem technology, and efforts to monetize the SlimChip technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $37.0 million during first nine months 2009. Of this amount, approximately $30.6 million represents long-lived asset impairments for assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets.
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
     We currently estimate that we may incur additional repositioning costs of approximately $1.0 million to $2.0 million in fourth quarter 2009, but the timing and amount of the additional charge will be dependent upon our process to wind down activities related to our SlimChip product development.
     The following table provides information related to our 2009 repositioning charge and the related accrued liability for repositioning costs through September 30, 2009, which is included on our balance sheet within Other accrued expenses (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total
Expected repositioning charge	$30,568	$4,840	$3,538	$38,946

Repositioning Charge Recognized
Repositioning charge recognized during first quarter 2009	$30,568	$3,863	$2,632	$37,063
Adjustments recognized during second quarter 2009	—	—	(93)	$(93)
Adjustments recognized during third quarter 2009	—	—	—	$—

Repositioning charge recognized through September 30, 2009	30,568	3,863	2,539	36,970

Accrued Liability for Repositioning Costs:
January 1, 2009	$—	$—	$—	$—
Amounts accrued during first quarter 2009	—	3,863	2,632	6,495
Payments	—	(68)	(601)	(669)

March 31, 2009	$—	$3,795	$2,031	$5,826

Payments	—	(2,560)	(1,235)	(3,795)
Adjustments	—	—	(93)	(93)

June 30, 2009	$—	$1,235	$703	$1,938

Payments	—	(1,047)	(83)	(1,130)
Adjustments	—	—	—	—

September 30, 2009	$—	$188	$620	$808

4. INCOME TAXES:
     In first nine months 2009, our effective tax rate was approximately 35.5% based on the statutory federal tax rate net of discrete state and foreign taxes. During first nine months of 2008, our effective tax rate was 35.3% based on the statutory federal tax rate net of permanent differences.
     During first nine months 2009 and 2008, we paid approximately $40.7 million and $15.9 million, respectively, of foreign withholding tax. We established a corresponding deferred tax asset related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.
     Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under the FASB’s guidance related to share-based payments. However, we cannot predict if, when or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to avail ourselves fully of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified, thereby reducing the book tax expense in that period.
5. NET INCOME PER SHARE:
     The following table sets forth a reconciliation of the shares and the net income applicable to common shareholders used in the basic and diluted net income per share computations (in thousands, except per share data):

	For the Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net Income	$30,621	$30,621	$9,209	$9,209
Less: Income applicable to participating securities	(456)	(448)	(81)	(79)

Net Income applicable to common shareholders	$30,165	$30,173	$9,128	$9,130

Denominator:

Weighted Average Shares Outstanding: Basic	43,083	43,083	44,708	44,708

Dilutive effect of stock options		736		911

Weighted Average Shares Outstanding: Diluted		43,819		45,619

Earnings Per Share:

Net Income: Basic	$0.70	$0.70	$0.20	$0.20

Dilutive effect of stock options		(0.01)		—

Net Income: Diluted		$0.69		$0.20

	For the Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net Income	$48,380	$48,380	$22,378	$22,378
Less: Income applicable to participating securities	(749)	(735)	(190)	(187)

Net Income applicable to common shareholders	$47,631	$47,645	$22,188	$22,191

Denominator:

Weighted Average Shares Outstanding: Basic	43,353	43,353	45,494	45,494

Dilutive effect of stock options		843		864

Weighted Average Shares Outstanding: Diluted		44,196		46,358

Earnings Per Share:

Net Income: Basic	$1.10	$1.10	$0.49	$0.49

Dilutive effect of stock options		(0.02)		(0.01)

Net Income: Diluted		$1.08		$0.48

     For three and nine months ended September 30, 2009, options to purchase approximately 0.7 million and 0.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
     For both three and nine months ended September 30, 2008, options to purchase approximately 0.8 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
6. LITIGATION AND LEGAL PROCEEDINGS:
Nokia United States International Trade Commission (“USITC” or the “Commission”) Proceeding and Related Delaware District Court and Southern District of New York Proceedings
     In August 2007, InterDigital filed a USITC Complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our Complaint against Nokia. The Complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our Complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
     In addition, on the same date as our filing of the USITC action referenced above, we also filed a Complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC Complaint. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed with respect to the patents in this case until the USITC’s determination on these patents becomes final, including any appeals. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action.
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
     On August 14, 2009, the Administrative Law Judge issued an Initial Determination finding no violation of Section 337 of the Tariff Act of 1930. The Initial Determination found that InterDigital’s patents were valid and enforceable, but that Nokia did not infringe these patents. In the event that a Section 337 violation were to be found by the Commission, the Administrative Law Judge recommended the issuance of a limited exclusion order barring entry into the United States of infringing Nokia 3G WCDMA handsets and components as well as the issuance of appropriate cease and desist orders.
     On August 31, 2009, InterDigital filed a petition for review of certain issues raised in the August 14, 2009 Initial Determination. On that same date, Nokia also filed a contingent petition for review of certain issues in the Initial Determination. Responses to both petitions were filed on September 8, 2009.
     On October 16, 2009, the Commission issued a notice that it had determined to review in part the Initial Determination, and that it affirmed the Administrative Law Judge’s determination of no violation and terminated the investigation. The Commission determined to review the claim construction of the patent claim terms “synchronize” and “access signal” and also determined to review the Administrative Law Judge’s validity determinations. On review, the Commission modified the ALJ’s claim construction of “access signal” and took no position with regard to the claim term “synchronize” or the validity determinations. The Commission determined not to review the remaining issues decided in the Initial Determination.
     If InterDigital chooses to do so, InterDigital has 60 days from the Commission’s October 16, 2009 decision to file an appeal of the Commission’s decision to the United States Court of Appeals for the Federal Circuit. In such an appeal, InterDigital can raise any of the issues raised in its August 31, 2009 petition, except for the construction of the term “synchronize,” on which the Commission took no position. The issue of validity, on which the Commission also took no position, likewise cannot be raised in such an appeal.
     InterDigital has no obligation as a result of the above matter and we have not recorded a related liability in our financial statements.
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
     On May 9, 2008, InterDigital filed an Answer to Nokia’s Request for Arbitration, requesting, inter alia : (i) that the arbitration be dismissed because the dispute is not arbitrable and, even if arbitrable, Nokia waived its right to arbitration; and, in the alternative, (ii) a declaration that Nokia is not licensed to the patents at issue in the USITC investigation pursuant to the parties’ TDD Development Agreement.

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
     InterDigital has no obligation as a result of the above matter and we have not recorded a related liability in our financial statements.
Other
     We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.
7. REPURCHASE OF COMMON STOCK:
     In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). In March 2009, our Board of Directors authorized another $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company could repurchase shares under the programs through open market purchases, pre-arranged trading plans or privately negotiated purchases. During 2008, we completed the 2007 Repurchase Program under which we repurchased a cumulative total of 4.8 million shares for $100.0 million, including 3.4 million shares we repurchased for $73.1 million in first nine months 2009. During first nine months 2009, we repurchased approximately 1.0 million shares for $25.0 million since the inception of the 2009 Repurchase Program.
     From October 1, 2009 through November 2, 2009, no repurchases were made under the 2009 Repurchase Program.
8. COMPREHENSIVE INCOME:
     The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2009	2008
Net income	$30,621	$9,209
Unrealized gain (loss) on investments	55	(227)

Total comprehensive income	$30,676	$8,982

	For the Nine Months Ended September 30,
	2009	2008
Net income	$48,380	$22,378
Unrealized gain (loss) on investments	174	(241)

Total comprehensive income	$48,554	$22,137

9. INVESTMENTS IN OTHER ENTITIES:
     We may make strategic investments in companies that have developed or are developing technologies that are complementary to our business. During 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). In first quarter 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto by its investors. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. We do not have significant influence over Kineto and are accounting for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the investee reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts. During third quarter 2009 we reassessed our investment in Kineto, and concluded that there was no evidence of an other-than-temporary impairment to our $5.0 million investment in Kineto. However, Kineto plans to pursue additional equity financing in fourth quarter 2009. The results of a financing could lead to an impairment of our investment in Kineto. As of third quarter 2009, the carrying amount of our investment in Kineto was $5.0 million. We will continue to monitor this investment and will update our assessment during fourth quarter 2009.

     In September 2009, we entered into a worldwide patent licensing agreement with Pantech. In exchange for granting Pantech the license, we received cash consideration and a minority equity interest in both Pantech Co., Ltd. to and Pantech & Curitel Communications, Inc. Simultaneous with the execution of the patent license agreement, we executed a stock agreement acquire a minority stake in Pantech using the Korean Won provided by Pantech with no participation at the board level or in management. Given that there are no observable inputs relevant to our investment in Pantech, we assessed pertinent risk factors, and reviewed a third-party valuation that used the discounted cash flow method, and incorporated illiquidity discounts in order to assign a fair market value to our investment. After consideration of the aforementioned factors, we valued our non-controlling equity interest in Pantech at $21.7 million. We are accounting for this investment using the cost method of accounting. On a quarterly basis we will monitor Pantech’s financial position and performance to assess whether there are any triggering events or indicators present that would be indicative of an other-than-temporary impairment of our investment in Pantech.
10. INSURANCE REIMBURSEMENT:
     In first nine months 2008, we received payments from insurance providers of $6.9 million to reimburse us for portions of our defense costs in certain litigation with Nokia. This amount reduced our patent administration and licensing expense in 2008. We did not receive any such reimbursements during first nine months of 2009.
11. CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
Concentration of Credit Risk and Fair Value of Financial Instruments
     Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments.
     Our accounts receivable are derived principally from patent license agreements and technology solutions. At September 30, 2009, one customer comprised 98% of our accounts receivable balance. At December 31, 2008, four customers represented 59%, 17%, 10%, and 10%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the carrying value of our financial instruments approximate their fair values.
Fair Value Measurements
     Effective January 1, 2008, we adopted the provisions of the FASB’s fair value measurement guidance that relates to our financial assets and financial liabilities. We adopted the guidance related to non-financial assets and liabilities as of January 1, 2009. We use various valuation techniques and assumptions when measuring fair value of our assets and liabilities. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. This guidance established a hierarchy that prioritizes fair value measurements based on the types of input used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•	Level 1 Inputs — Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets consist of money market funds, equity mutual and exchange-traded funds, equity securities and U.S. Treasury securities as they are traded in an active market with sufficient volume and frequency of transactions.

•	Level 2 Inputs — Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. Level 2 assets and liabilities consist of certain marketable debt instruments and derivative contracts whose values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Marketable debt instruments in this category include government-related securities, corporate bonds and notes, preferred securities, AAA-rated mortgage- and asset-backed securities and certain non-investment-grade debt securities.

•	Level 3 Inputs — Level 3 includes financial instruments for which fair value is derived from valuation techniques including pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including the Company’s own assumptions. The pricing models incorporate transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants. Level 3 assets primarily consist of certain marketable debt instruments whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, including marketable debt instruments that are priced using indicative prices that the Company is unable to corroborate with observable market quotes. Marketable debt instruments in this category include auction rate securities, certain subordinated mortgage- and asset-backed securities, and certain non-investment-grade debt securities.
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

	Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Demand accounts (a)	$8,522	$—	$—	$8,522
Money market accounts (a)	145,284	—	—	145,284
Commercial paper (b)	—	118,485	—	118,485
U.S. government agencies (c)	136,680	—	—	136,680
Corporate bonds	—	20,762	—	20,762

	$290,486	$139,247	$—	$429,733

(a)	Included within cash and cash equivalents.

(b)	Includes $65.0 million of commercial paper that is included within cash and cash equivalents.

(c)	Includes $47.0 million of government agency instruments that is included within cash and cash equivalents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to our 2008 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms in our 2008 Form 10-K for a list and detailed descriptions of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q.
Significant Events
     On September 21, 2009, we entered into a worldwide patent licensing agreement with Pantech Co., Ltd. and Pantech & Curitel Communications, Inc. (“Pantech”). In consideration of the license, Pantech agreed to pay royalties in the amount of $90.0 million plus the amount of Korean Won required to buy a predetermined amount of equity in the company. Due to currency exchange rate fluctuations, the amount of Korean Won that we ultimately received for the equity purchase translated to approximately $31.7 million on September 25, 2009, the date of payment, for a total of $121.7 million received or to be received from Pantech pursuant to the licensing agreement. In addition, Pantech will pay us additional royalties if designated sales thresholds are exceeded.
      Simultaneous with the execution of the patent license agreement, we executed a stock agreement to acquire a minority stake in Pantech using the Korean Won provided by Pantech, with no participation at the board level or in the management of the companies. In accordance with established fair value accounting guidance, we have valued this equity investment at $21.7 million based on a third-party valuation of Pantech that used the discounted cash flow method and incorporated an illiquidity discount. As a result, this equity investment increased deferred revenue by $21.7 million.
     Due to the investment valuation, the minimum amount of revenue we expect to recognize over the life of this patent license agreement will be $111.7 million. We will recognize this revenue on a straight-line basis from the inception of the agreement through December 31, 2016.
Patent Licensing
     During third quarter 2009, we signed two new patent license agreements, including our first agreement to specifically cover terminal units designed to operate in accordance with Wi-Max, WiBro, LTE, and LTE-Advanced standards and an agreement that covers the sale of Machine-to-Machine modules.
     Revenue in third quarter 2009 totaled $75.5 million, a 37% increase over the $55.1 million in third quarter 2008. Patent licensing royalties in third quarter 2009 of $73.0 million increased 38% over $52.9 million in third quarter 2008 primarily due to the to the new patent license agreement Samsung signed in January 2009, as well as revenue related to the new patent license agreements with Pantech and Cinterion signed in third quarter 2009. Although third quarter 2009 per unit royalties declined 6% on a year-over-year basis, these royalties increased 17% sequentially.
     Technology solutions revenue increased to $2.5 million in third quarter 2009 from $2.2 million in third quarter 2008, attributable to increased royalties earned on the company’s SlimChip modem IP in third quarter 2009. In third quarter 2009, 64% of total revenue of $75.5 million was attributable to companies that individually accounted for 10% or more of this amount, Samsung (34%), LG (19%), and Sharp (11%).
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
     Nokia then unsuccessfully sought to terminate or stay the USITC investigation against it on the ground that Nokia and we must first arbitrate an alleged dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. After that effort failed, Nokia sought and obtained a preliminary injunction in the U.S. District Court for the Southern District of New York preventing us from proceeding in the USITC against Nokia. Shortly after the issuance of the preliminary injunction, the Nokia USITC investigation was stayed, and the Nokia and Samsung USITC investigations were de-consolidated, which permitted the Samsung USITC investigation to move forward.
     In July 2008, the Second Circuit reversed the preliminary injunction obtained by Nokia. In September 2008, the Administrative Law Judge lifted the stay in the Nokia USITC investigation. In March 2009, the U.S. District Court for the Southern District of New York dismissed Nokia’s claims relating to its alleged license dispute.
     The evidentiary hearing in the Nokia USITC investigation was held from May 26, 2009 through June 2, 2009. On August 14, 2009, the Administrative Law Judge issued an Initial Determination finding no violation of Section 337 of the Tariff Act of 1930. The Initial Determination found that our patents were valid and enforceable, but that Nokia did not infringe these patents. In the event that a Section 337 violation were to be found by the Commission, the Administrative Law Judge recommended the issuance of a limited exclusion order barring entry into the United States of infringing Nokia 3G WCDMA handsets and components as well as the issuance of appropriate cease and desist orders. On August 31, 2009, we filed a petition for review of certain issues raised in the August 14, 2009 Initial Determination. On that same date, Nokia also filed a contingent petition for review of certain issues in the Initial Determination. Responses to both petitions were filed on September 8, 2009.
     On October 16, 2009, the Commission issued a notice that it had determined to review in part the Initial Determination, and that it affirmed the Administrative Law Judge’s determination of no violation and terminated the investigation.
     If we choose to do so, we have 60 days from the Commission’s October 16, 2009 decision to file an appeal of the Commission’s decision to the United States Court of Appeals for the Federal Circuit. In such an appeal, we can raise any of the issues raised in our August 31, 2009 petition, except for the construction of the term “synchronize” on which the Commission took no position. The issue of validity, on which the Commission also took no position, likewise cannot be raised in such an appeal.
     We are considering whether to file an appeal of the Commission’s decision to the United State Court of Appeals for the Federal Circuit.
Comparability of Financial Results
When comparing third quarter 2009 financial results against other periods, the following item should be taken into consideration:
•	Our third quarter 2009 operating expenses were reduced by $4.0 million based on revised expectations for the anticipated payout associated with a long-term performance-based incentive program, this adjustment reduced third quarter development expense, selling, general and administrative expense, and patent licensing and arbitration costs by $2.4 million, $1.1 million, and $0.5 million, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and

Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2008 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings, but have not had a significant debt or equity financing in over 10 years and do not anticipate a need for such financings in the next twelve months. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, and any stock repurchase programs that we may initiate in the next twelve months. Although our existing revenue streams have been affected by the recent global economic downturn, our near-term revenues are partially insulated from market swings since approximately 63% of our recurring patent license revenues were based on fixed payments in first nine months 2009.
Cash, cash equivalents and short-term investments
     At September 30, 2009 and December 31, 2008, we had the following amounts of cash and cash equivalents and short-term investments (in thousands):

	September 30, 2009	December 31, 2008	Increase/(Decrease)
Cash and cash equivalents	$265,771	$100,144	$165,627
Short-term investments	163,952	41,516	122,436

Total cash, cash equivalents and short-term investments	$429,723	$141,660	$288,063

Our cash, cash equivalents and short-term investments increased $288.1 million in first nine months 2009. The increase was primarily due to our receipt of the first two of four $100.0 million installments from Samsung under our patent license agreement signed in January 2009 and new prepayments from two existing licensees totaling $182.4 million. After using those and other receipts to fund our operations, working capital requirements and share repurchases in first nine months 2009, we invested the excess in short-term investments.
Cash flows from operations
     We generated the following cash flows from our operating activities in first nine months 2009 and 2008 (in thousands):

	For the Nine Months Ended September 30,
	2009	2008	Increase/(Decrease)
Cash flows from operating activities	$332,502	$105,795	$226,707
     The positive operating cash flow in first nine months 2009 arose principally from receipts of approximately $492.0 million related to patent licensing and technology solutions agreements. These receipts included the first two of four installments of $100.0 million from Samsung under our January 2009 license agreement. We also received prepayments of $182.4 million from two existing licensees, per-unit royalty payments of $61.6 million from other existing licensees, other fixed-fee payments of $37.1 million, and cash receipts from our technology solutions agreements totaling $10.9 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges and non-cash compensation) of $92.0 million, cash payments for foreign source withholding taxes of $40.7 million related to Samsung and Pantech cash receipts, an estimated federal tax payment of $4.0 million, and changes in working capital during first nine months 2009.
     The positive operating cash flow in first nine months 2008 arose principally from receipts of approximately $257.7 million related to 2G and 3G patent licensing agreements. These receipts included the third of three $95.0 million payments from LG, a new prepayment of $29.6 million from an existing licensee, $51.4 million of prepayments and $81.7 million of current royalty payments from existing licensees, and cash receipts from our technology solutions agreements totaling $3.1 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $112.6 million, an estimated federal tax payment of $3.0 million, foreign source withholding taxes of $15.9 million, payment of $23.0 million to post a bond for the Federal Insurance Company arbitration award and changes in working capital during first nine months 2008.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2009 and December 31, 2008 (in thousands) as follows:

	September 30, 2009	December 31, 2008	Increase/(Decrease)
Current assets	$718,249	$241,021	$477,228
Current liabilities	(244,091)	(126,537)	(117,554)

Working capital	474,158	114,484	359,674

(Subtract) Add
Cash and cash equivalents	(265,771)	(100,144)	(165,627)
Short-term investments	(163,952)	(41,516)	(122,436)
Current portion of long-term debt	586	1,608	(1,022)
Current deferred revenue	193,527	78,646	114,881

Adjusted working capital	$238,548	$53,078	$185,470

     The $185.5 million increase in adjusted working capital is primarily due to our January 2009 patent license agreement with Samsung. Our recognition of the last two installment payments under this agreement, which are due from Samsung within the next twelve months, increased accounts receivable by $200.0 million and our deferred tax assets by $33.0 million for foreign withholding taxes associated with those payments. The decrease in accrued compensation related to our first quarter 2009 payments against our long-term cash incentive and annual bonus obligations further contributed to the increase in adjusted working capital. These items were partially offset by an increase of $33.0 million in foreign taxes payable associated with the Samsung license agreement and the increase of $2.8 million in other accrued expenses primarily attributable to accrued repositioning charges and accrued legal fees.
     We used net cash from investing activities of $147.8 million in first nine months 2009 and used net cash from investing activities of $6.4 million in first nine months 2008. We purchased $122.3 million of short-term marketable securities, net of sales, in first nine months 2009 and sold $22.9 million of short-term marketable securities, net of purchases, in first nine months 2008. This increase in purchases was driven by higher cash receipts and lower cash requirements during first nine months 2009. Purchases of property and equipment decreased to $2.4 million in first nine months 2009 from $4.4 million in first nine months 2008 due to the lower levels of development tools and engineering needed in first nine months 2009 as a result of our cessation of further SlimChip product development. Investment costs associated with patents increased from $20.7 million in first nine months 2008 to $21.9 million in first nine months 2009.
     Net cash used in financing activities decreased $47.0 million primarily due to our higher levels of stock repurchase activity in first nine months 2008. We also received $3.5 million and $1.6 million more in respective contributions from stock option exercises and tax benefits from share-based compensation as compared to the prior year.
Other
     Our combined short-term and long-term deferred revenue balance at September 30, 2009 was approximately $721.9 million, an increase of $462.2 million from December 31, 2008. We have no material obligations associated with such deferred revenue. In first nine months 2009, we recorded gross increases in deferred revenue of $627.1 million primarily related to the $400.0 million received or due from Samsung under the license agreement signed in January 2009, $182.4 million in prepayments from two existing licensees, $21.7 million of stock and $15.0 million of cash from Pantech and $9.4 million in prepayments from new and existing licensees. The gross increases in deferred revenue were partially offset by first nine months 2009 deferred revenue recognition of $133.7 million related to the amortization of fixed-fee royalty payments and $31.3 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
     Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the September 30, 2009 deferred revenue balance of $721.9 million by $193.5 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
     At September 30, 2009 and December 31, 2008, we had approximately 2.1 million and 2.9 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $25.9 million and $38.9 million of cash proceeds to the Company if they are fully exercised.
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

RESULTS OF OPERATIONS
Third Quarter 2009 Compared to Third Quarter 2008
Revenues
     The following table compares third quarter 2009 revenues to revenues in the comparable period from the prior year (in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	Increase/(Decrease)
Per-unit royalty revenue	$27.7	$29.6	$(1.9)	(6%)
Fixed-fee amortized royalty revenue	44.8	22.0	22.8	104%

Recurring patent licensing royalties	72.5	51.6	20.9	41%
Past infringement and other non-recurring royalties	0.5	1.3	(0.8)	(62%)

Total patent licensing royalties	73.0	52.9	20.1	38%
Technology solutions revenue	2.5	2.2	0.3	14%

Total revenue	$75.5	$55.1	$20.4	37%

     Revenues were $75.5 million in third quarter 2009, compared to $55.1 million in third quarter 2008. Patent licensing royalties of $73.0 million in third quarter 2009 posted a 38% increase over $52.9 million in third quarter 2008, due to the addition of $25.7 million in fixed-fee amortized royalty revenue from patent license agreements with Samsung signed in first quarter 2009, and a partial quarter of fixed-fee revenue related to the Pantech license agreement signed late in the third quarter. This increase was partially offset by a decrease in per-unit royalty revenue related to industry-wide declines in handset sales for comparable second quarter sales. Despite this overall decline in per-unit royalties, certain licensees with concentrations in the smartphone market reported increased sales for the reporting period.
     Technology solutions revenue increased in third quarter 2009 to $2.5 million from $2.2 million in third quarter 2008. The increase is primarily attributable to increased royalties earned on our SlimChip modem IP in third quarter 2009.
     In third quarter 2009, 64% of our total revenue of $75.5 million was attributable to companies that individually accounted for 10% or more of our total revenue, Samsung (34%), LG (19%), and Sharp (11%). In third quarter 2008, 55% of our total revenue of $55.1 million was attributable to companies that individually accounted for 10% or more of our total revenue, LG (26%), Sharp (16%) and NEC (13%).
Operating Expenses
     Operating expenses decreased 31% to $28.9 million in third quarter 2009 from $42.0 million in third quarter 2008. The $13.1 million decrease was primarily due to the following net changes in expenses (in millions):

(Decrease)/
Increase
Long-term cash incentives	$(4.8)
Personnel-related costs	(3.5)
Consulting services	(3.5)
Depreciation and amortization	(2.6)
Patent litigation and arbitration	(2.5)
Share-based compensation	1.1
Arbitration and contingency adjustment	2.7

Total decrease in operating expenses	$(13.1)

      The decrease in long-term cash incentives resulted from a $4.0 million reduction to the related accrual for the incentive period from January 1, 2008 through December 31, 2010. This reduction was based on our revised expectations for the payout that will become due under this performance-based compensation program. This $4.0 million adjustment reduced our third quarter development expense, selling, general and administrative expense and patent administration and licensing expense by $2.4 million, $1.1 million and $0.5 million, respectively. The balance of the decrease in long-term cash incentives and the increase in sharebased compensation was due to the structure of our Long-term Compensation Program (“LTCP”), which includes overlapping long-term cash incentives cycles in 2008 and restricted stock unit (“RSU”) cycles in 2009. The decrease in personnel-related costs, consulting services, and depreciation and amortization were primarily due to the repositioning announced on March 30, 2009. Patent litigation and arbitration decreased primarily due to the resolution of our various disputes with Samsung. In 2008, we recognized a credit of $2.7 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the recently resolved U.K. matters.
     The following table summarizes the change in operating expenses by category (in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	Increase/(Decrease)
Selling, general and administrative	$4.9	$6.9	$(2.0)	(29%)
Patent administration and licensing	13.3	14.3	(1.0)	(7%)
Development	10.7	23.5	(12.8)	(54%)
Arbitration and litigation contingencies	—	(2.7)	2.7	(100%)

Total operating expenses	$28.9	$42.0	$(13.1)	(31%)

Selling, General and Administrative Expense: The decrease in selling, general and administrative expense in third quarter 2009 was primarily due to a decrease in personnel-related costs due to the repositioning announced on March 30, 2009, as well as the adjustment recorded to the long-term cash incentive accrual discussed above.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expenses primarily resulted from a decrease in patent litigation and arbitration ($2.5 million) and a decrease in long-term cash incentive accrual expense ($0.5 million), which were partially offset by increases in patent maintenance and amortization ($1.3 million) and other personnel-related costs ($0.5 million).
Development Expense: The decrease in development expense was primarily due to the repositioning announced March 30, 2009, as well as the adjustment recorded to the long-term cash incentive accrual discussed above.
Arbitration and Litigation Contingencies: In third quarter 2008, we recognized a credit of $2.7 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the recently resolved U.K. matters.
Interest and Investment Income, Net
     Net interest and investment income for third quarter 2009 totaled $0.5 million, a decrease of $0.6 million from third quarter 2008. The decrease was primarily due to lower rates of return in third quarter 2009 as compared to third quarter 2008.
First Nine Months 2009 Compared to First Nine Months 2008
Revenues
     The following table compares first nine months 2009 revenues to revenues in the comparable period from the prior year (in millions):

	First Nine	First Nine
	Months	Months
	2009	2008	Increase/(Decrease)
Per-unit royalty revenue	$78.5	$96.4	$(17.9)	(19%)
Fixed-fee amortized royalty revenue	133.7	64.5	69.2	107%

Recurring patent licensing royalties	212.2	160.9	51.3	32%
Past infringement and other non-recurring royalties	2.8	2.1	0.7	33%

Total patent licensing royalties	215.0	163.0	52.0	32%
Technology solutions revenue	6.0	6.8	(0.8)	(12%)

Total revenue	$221.0	$169.8	$51.2	30%

     Revenues of $221.0 million in first nine months 2009 grew $51.2 million, or 30%, compared to $169.8 million in first nine months 2008. Patent licensing royalties were $215.0 million in first nine months 2009, up from $163.0 million in first nine months 2008. The increase in patent licensing royalties was primarily related to a $72.8 million increase in fixed-fee amortized royalty revenue driven by the company’s January 2009 patent license agreement with Samsung. This increase was partially offset by a decrease in per-unit royalty revenue related to industry-wide declines in handset sales in 2009 relative to 2008.
     Technology solutions revenue decreased in first nine months of 2009 to $6.0 million from $6.8 million in first nine months 2008. The decrease is primarily attributable to engineering service fees earned in first nine months 2008 associated with our SlimChip modem IP, which did not recur in first nine months 2009. This decrease was partially offset by an increase in royalties earned on our SlimChip modem IP.
     During first nine months 2009, 63% of our total revenue of $221.0 million was attributable to companies that individually accounted for 10% or more of our total revenue, Samsung (33%), LG (20%), and Sharp (10%). During first nine months 2008, 55% of our total revenue, or $169.8 million, was attributable to companies that individually accounted for 10% or more of our recurring revenue, LG (25%), Sharp (18%), and NEC (12%).

Operating Expenses
     Excluding a $37.0 million repositioning charge in first nine months 2009, operating expenses decreased 20% to $111.0 million in first nine months 2009 from $138.0 million in first nine months 2008. The $27.0 million decrease was primarily due to the following net changes in expenses (in millions):

(Decrease)/
Increase
Patent litigation and arbitration	$(20.7)
Long-term cash incentive	(6.4)
Personnel-related costs	(5.7)
Depreciation and amortization	(3.4)
Consulting services	(2.4)
Engineering software and equipment maintenance	(1.3)
Reserve for uncollectible accounts	(1.0)
Other	(0.7)
Share-based compensation	3.8
Arbitration and contingency adjustment	3.9
Insurance reimbursement	6.9

Total decrease in operating expenses excluding repositioning charge	(27.0)
Repositioning charge	37.0

Total increase in operating expenses	$10.0

     Patent litigation and arbitration decreased primarily due to the resolution of our various disputes with Samsung and the third quarter 2008 resolution of the Nokia U.K. disputes. The decrease in personnel-related costs, depreciation and amortization, consulting services, and engineering software and equipment maintenance were primarily due to the repositioning announced on March 30, 2009. The decrease in the reserve for uncollectible accounts was related to our partial collection of an overdue account receivable associated with our SlimChip modem IP. The related customer has agreed to a new payment schedule, and we may further reduce this reserve in future periods as the related payments are collected. First nine months 2008 operating expenses were reduced due to the inclusion of a $6.9 million insurance reimbursement to reimburse us for a portion of our defense costs in certain litigation with Nokia. Additionally, during first nine months 2008, we recognized a credit of $3.9 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the recently resolved U.K. matters. The increase in share-based compensation and the decrease in long-term cash incentives were both primarily due to the structure of our long-term cash incentive accrual, which resulted in overlapping RSU cycles in 2009 and overlapping performance-based cash incentive cycles in 2008, as well as the $4.0 million adjustment recorded to the long-term cash incentive accrual during the third quarter that is discussed above.
     The following table summarizes the change in operating expenses by category (in millions):

	First Nine	First Nine
	Months	Months
	2009	2008	Increase/(Decrease)
Selling, general and administrative	$19.2	$21.6	$(2.4)	(11%)
Patent administration and licensing	41.0	51.8	(10.8)	(21%)
Development	50.8	68.5	(17.7)	(26%)
Repositioning	37.0	—	37.0	100%
Arbitration and litigation contingencies	—	(3.9)	3.9	(100%)

Total operating expenses	$148.0	$138.0	$10.0	7%

Selling, General and Administrative Expense: The decrease in selling, general and administrative expense in first nine months 2009 was primarily attributable to the above-noted personnel-related costs due to the repositioning announced on March 30, 2009, the reduction in the reserve for uncollectible accounts, and the adjustment recorded to the long-term cash incentive accrual.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in patent litigation and arbitration ($20.7 million), and the adjustment recorded to the long-term cash incentive accrual. These decreases were partially offset by the above-noted increase in insurance reimbursement ($6.9 million) and increased patent amortization and maintenance expense ($2.7 million).
Development Expense: The decrease in development expense was primarily due to the above-noted repositioning announced on March 30, 2009, and the adjustment recorded to the long-term cash incentive accrual.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) have begun to expand our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology and have sought to monetize the product investment through technology licensing. In connection with the repositioning plan, we have incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees across our three locations. We have incurred a repositioning charge of $37.0 million during first nine months 2009.
Arbitration and Litigation Contingencies: In 2008, we recognized a credit of $3.9 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the recently resolved U.K. matters.
Interest and Investment Income, Net
     Net interest and investment income for first nine months 2009 totaled $2.0 million, a decrease of $0.8 million from first nine months 2008, which included a $0.7 million investment write-down. The decrease is primarily related to lower rates of return, which was partially offset by $0.6 million of interest income related to our 2009 settlement of litigation with the Federal Insurance Company during first nine months 2009.
Expected Trends
We will provide our expectations for our fourth quarter 2009 revenue after we receive and review the applicable patent license and product sales royalty reports.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “continue to,” “expect,” “intend,” “will” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations, if any;

•	Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our September 30, 2009 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	The expansion of our technology development and licensing business and the realignment of our SlimChip product business;

•	Our need for debt and equity financings in the next twelve months;

•	Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements and any stock repurchase programs that we may initiate in the next twelve months; and

•	Our ability to add substantial new licensees.
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
Item 4. CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information regarding the Company’s purchases of its Common stock, $0.01 par value per share, during third quarter 2009:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per	Announced Plans	the Plans or
Period	Purchased	Share (Unit)	or Programs (1)	Programs (2)
July 1, 2009 - July 31, 2009	178,500	$24.97	178,500	$80,831,208
August 1, 2009 - August 31, 2009	232,500	$22.29	232,500	$75,649,595
September 1, 2009 - September 30, 2009	30,650	$21.19	30,650	$75,000,220

Total	441,650	$23.30	441,650	$75,000,220

(1)	Shares were purchased under a $100.0 million share repurchase program, authorized by the Board of Directors on March 11, 2009 with no expiration date. Refer to Note 7, “Repurchase of Common Stock,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the 2009 Repurchase Program. The Company may repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.

(2)	Amounts shown in this column reflect amounts remaining under the 2009 Repurchase Program.
From October 1, 2009 through November 2, 2009, no repurchases were made under the 2009 Repurchase Program.

Item 6. EXHIBITS.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Annual Employee Bonus Plan, as amended September 2009

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: November 2, 2009	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: November 2, 2009	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: November 2, 2009	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Annual Employee Bonus Plan, as amended September 2009

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.