Form 10-Q/A
period 2009-09-30
InterDigital, Inc.
filed 2009-12-09
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1 to

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
EXPLANATORY NOTE
InterDigital, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed with the Securities and Exchange Commission on November 2, 2009 (the “Original Filing”). InterDigital, Inc. is filing this amendment to the Original Filing to correct the dates in the Certifications of its Principal Executive Officer and its Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 32.1 and 32.2 to the Original Filing. The Certifications in the Original Filing stated that each was for the Quarterly Report on Form 10-Q of InterDigital, Inc. for the quarter ended June 30, 2009. This Amendment No. 1 changes Exhibits 32.1 and 32.2 to state that the Certifications are for the Quarterly Report on Form 10-Q of InterDigital, Inc. for the quarter ended September 30, 2009. Except as indicated above, no other information in the Original Filing is amended by this Amendment No. 1. In addition, this Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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
Reclassifications
     Due to our repositioning announced on March 30, 2009, we reclassified our income statement presentation in order to align our operating expense classifications with our ongoing activities. We eliminated the General and administrative and Sales and marketing classifications within Operating Expenses and created the Selling, general and administrative classification. All costs previously reported under General and administrative have been reclassified to Selling, general and administrative, while Sales and marketing costs have been reclassified between Selling, general and administrative and Patent administration and licensing . Additionally, we have reclassified portions of our Development costs to Patent administration and licensing . The table below displays the “as previously reported” and “as reclassified” operating expenses.

	Full Year 2007	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended December 31, 2008	Full Year 2008	Three Months Ended March 31, 2009
As previously reported:
Sales and marketing	$7,828	$2,388	$2,049	$4,437	$1,855	$6,292	$2,869	$9,161	$2,310
General and administrative	24,210	5,675	5,705	11,380	5,498	16,878	9,698	26,576	6,553
Patent administration and licensing	67,587	15,051	20,436	35,487	13,310	48,797	10,088	58,885	10,844
Development	87,141	23,202	22,677	45,879	24,088	69,967	31,287	101,254	27,554
Arbitration and litigation contingencies	24,412	(1,200)	—	(1,200)	(2,740)	(3,940)	—	(3,940)	—
Repositioning	—	—	—	—	—	—	—	—	37,063

Total operating expense	$211,178	$45,116	$50,867	$95,983	$42,011	$137,994	$53,942	$191,936	$84,324

As reclassified:
Selling, general and administrative	$30,052	$7,490	$7,202	$14,692	$6,878	$21,570	$11,882	$33,452	$8,254
Patent administration and licensing	71,475	16,083	21,442	37,525	14,329	51,854	11,638	63,492	12,137
Development	85,239	22,743	22,223	44,966	23,544	68,510	30,422	98,932	26,870
Arbitration and litigation contingencies	24,412	(1,200)	—	(1,200)	(2,740)	(3,940)		(3,940)	—
Repositioning	—	—	—	—	—	—	—	—	37,063

Total operating expense	$211,178	$45,116	$50,867	$95,983	$42,011	$137,994	$53,942	$191,936	$84,324

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
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued guidance related to the determination as to whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether such instruments are participating securities prior to vesting, which therefore would need to be included in the denominator when computing earnings per share under the two-class method . Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the denominator of the earnings per share computation pursuant to the two class method. We adopted this guidance on January 1, 2009 and, in accordance with this guidance, have retrospectively adjusted prior-period earnings per share data. The table below displays the “as previously reported” and “as adjusted” basic and diluted earnings per share for all prior periods affected by this new guidance.

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
     The following table provides information related to our 2009 repositioning charge and the related accrued liability for repositioning costs through September 30, 2009, which is included on our balance sheet within Other accrued expenses (in thousands):

		Severance
		and	Contract
	Asset	Related	Termination
	Impairments	Costs	Costs	Total
Expected repositioning charge	$30,568	$4,840	$3,538	$38,946

Repositioning Charge Recognized
Repositioning charge recognized during first quarter 2009	$30,568	$3,863	$2,632	$37,063
Adjustments recognized during second quarter 2009	—	—	(93)	$(93)
Adjustments recognized during third quarter 2009	—	—	—	$—

Repositioning charge recognized through September 30, 2009	30,568	3,863	2,539	36,970

Accrued Liability for Repositioning Costs:
January 1, 2009	$—	$—	$—	$—
Amounts accrued during first quarter 2009	—	3,863	2,632	6,495
Payments	—	(68)	(601)	(669)

March 31, 2009	$—	$3,795	$2,031	$5,826

Payments	—	(2,560)	(1,235)	(3,795)
Adjustments	—	—	(93)	(93)

June 30, 2009	$—	$1,235	$703	$1,938

Payments	—	(1,047)	(83)	(1,130)
Adjustments	—	—	—	—

September 30, 2009	$—	$188	$620	$808

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

	September 30,	December 31,
	2009	2008	Increase/(Decrease)
Current assets	$718,249	$241,021	$477,228
Current liabilities	(244,091)	(126,537)	(117,554)

Working capital	474,158	114,484	359,674

(Subtract) Add
Cash and cash equivalents	(265,771)	(100,144)	(165,627)
Short-term investments	(163,952)	(41,516)	(122,436)
Current portion of long-term debt	586	1,608	(1,022)
Current deferred revenue	193,527	78,646	114,881

Adjusted working capital	$238,548	$53,078	$185,470

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

RESULTS OF OPERATIONS
Third Quarter 2009 Compared to Third Quarter 2008
Revenues
     The following table compares third quarter 2009 revenues to revenues in the comparable period from the prior year (in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	Increase/ (Decrease)
Per-unit royalty revenue	$27.7	$29.6	$(1.9)	(6%)
Fixed-fee amortized royalty revenue	44.8	22.0	22.8	104%

Recurring patent licensing royalties	72.5	51.6	20.9	41%

Past infringement and other non-recurring royalties	0.5	1.3	(0.8)	(62%)

Total patent licensing royalties	73.0	52.9	20.1	38%
Technology solutions revenue	2.5	2.2	0.3	14%

Total revenue	$75.5	$55.1	$20.4	37%

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
     The following table summarizes the change in operating expenses by category (in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	Increase/ (Decrease)
Selling, general and administrative	$4.9	$6.9	$(2.0)	(29%)
Patent administration and licensing	13.3	14.3	(1.0)	(7%)
Development	10.7	23.5	(12.8)	(54%)
Arbitration and litigation contingencies	—	(2.7)	2.7	(100%)

Total operating expenses	$28.9	$42.0	$(13.1)	(31%)

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
First Nine Months 2009 Compared to First Nine Months 2008
Revenues
     The following table compares first nine months 2009 revenues to revenues in the comparable period from the prior year (in millions):

	First	First
	Nine	Nine
	Months	Months
	2009	2008	Increase/ (Decrease)
Per-unit royalty revenue	$78.5	$96.4	$(17.9)	(19%)
Fixed-fee amortized royalty revenue	133.7	64.5	69.2	107%

Recurring patent licensing royalties	212.2	160.9	51.3	32%
Past infringement and other non-recurring royalties	2.8	2.1	0.7	33%

Total patent licensing royalties	215.0	163.0	52.0	32%

Technology solutions revenue	6.0	6.8	(0.8)	(12%)

Total revenue	$221.0	$169.8	$51.2	30%

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
     The following table summarizes the change in operating expenses by category (in millions):

	First	First
	Nine	Nine
	Months	Months
	2009	2008	Increase/ (Decrease)
Selling, general and administrative	$19.2	$21.6	$(2.4)	(11%)
Patent administration and licensing	41.0	51.8	(10.8)	(21%)
Development	50.8	68.5	(17.7)	(26%)
Repositioning	37.0	—	37.0	100%
Arbitration and litigation contingencies	—	(3.9)	3.9	(100%)

Total operating expenses	$148.0	$138.0	$10.0	7%

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information regarding the Company’s purchases of its Common stock, $0.01 par value per share, during third quarter 2009:

			Total
			Number of
			Shares (or	Maximum
			Units)	Number
			Purchased as	(or Approximate
			Part of	Dollar Value) of
	Total	Average	Publicly	Shares (or Units)
	Number of	Price	Announced	that May Yet Be
	Shares (or	Paid per	Plans	Purchased Under
	Units)	Share	or Programs	the Plans or
Period	Purchased	(Unit)	(1)	Programs (2)
July 1, 2009 - July 31, 2009	178,500	$24.97	178,500	$80,831,208
August 1, 2009 - August 31, 2009	232,500	$22.29	232,500	$75,649,595
September 1, 2009 - September 30, 2009	30,650	$21.19	30,650	$75,000,220

Total	441,650	$23.30	441,650	$75,000,220

(1)	Shares were purchased under a $100.0 million share repurchase program, authorized by the Board of Directors on March 11, 2009 with no expiration date. Refer to Note 7, “Repurchase of Common Stock,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the 2009 Repurchase Program. The Company may repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.

(2)	Amounts shown in this column reflect amounts remaining under the 2009 Repurchase Program.
From October 1, 2009 through November 2, 2009, no repurchases were made under the 2009 Repurchase Program.

Item 6.	EXHIBITS.
The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Annual Employee Bonus Plan, as amended September 2009

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: December 9, 2009	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: December 9, 2009	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: December 9, 2009	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Annual Employee Bonus Plan, as amended September 2009

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.