Form 10-K
period 2009-12-31
InterDigital, Inc.
filed 2010-02-26
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,057,279,801 as of June 30, 2009.
The number of shares outstanding of the registrant’s common stock was 43,568,450 as of February 22, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2010 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Page
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81

ITEM 9A. CONTROLS AND PROCEDURES	81

ITEM 9B. OTHER INFORMATION	82

PART III	82

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	82

ITEM 11. EXECUTIVE COMPENSATION	82

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	82

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	82

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

PART IV	82

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	83

SIGNATURES	89

EXHIBIT 10.57

EXHIBIT 10.63

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
cdma2000®
A Standard which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne). The CDMA family includes, without limitation, CDMA2000 1x, CDMA 1xEV-DO, CDMA2000 1xEV-DV and CDMA2000 3x. Although CDMA2000 1x is included under the IMT-2000 family of 3G Standards, its functionality is similar to 2.5G technologies. CDMA2000 ® and cdma2000 ® are registered trademarks of the Telecommunications Industry Association (TIA — USA).
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

IETF
“Internet Engineering Task Force.” A large open international community of networks designers, operators, vendors, and researchers concerned with the evolution of Internet architecture and the smooth operation of the Internet.
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
Smartphone
A wireless handset with an advanced operating system.
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
In this Form 10-K, the words “we,” “our,” “us,” “the Company” and “InterDigital” refer to InterDigital, Inc. and/or its subsidiaries, individually and/or collectively, unless otherwise indicated. InterDigital® is a registered trademark and SlimChipTM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

PART I
Item 1. BUSINESS
General
     We design and develop advanced digital wireless technologies for use in digital cellular and wireless IEEE 802-related products and networks. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802-compliant products are built and our contributions are often incorporated into such Standards. In addition, we develop solutions for improving bandwidth availability and network capacity, wireless security and seamless connectivity and mobility across networks and devices. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our mobile broadband modem solutions (modem IP, know-how, and reference platforms) to mobile device manufacturers, semiconductor companies, and other equipment producers that manufacture, use and sell digital cellular products. We have built our suite of technology and patent offerings through independent development, joint development with other companies, and selected acquisitions. We have also assembled a number of leading technology partners that share our vision and complement our internal research and development efforts. Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support.
     As an early participant in the digital wireless market, we developed pioneering solutions for the two primary cellular air interface technologies in use today: TDMA and CDMA technologies. That early involvement, as well as our continued development of advanced digital wireless technologies, has enabled us to create our significant worldwide portfolio of patents and patent applications. Included in that portfolio are a number of patents and patent applications, which we believe are or may be essential or may become essential to 2G, 3G, and LTE cellular Standards and other wireless Standards such as IEEE 802. Accordingly, we believe that companies making, using or selling products compliant with these Standards require a license under our essential patents and will require licenses under essential patents that may issue from our pending patent applications. In conjunction with our participation in certain Standards bodies, we have filed declarations stating that we have patents which we believe are or may be essential or may become essential, and that we agree to make our essential patents available for use and license on fair, reasonable, and non-discriminatory terms or similar terms consistent with the requirements of the respective Standards organizations.
     Third party products incorporating our patented inventions include, without limitation:
•	Mobile devices, including cellular phones, wireless personal digital assistants and notebook computers, data cards and similar products;

•	Base stations and other wireless infrastructure equipment; and

•	Components and modules for wireless devices.
     We also incorporate our inventions into our own IP modem solutions. In addition to conforming to applicable Standards, our solutions also include proprietary implementations for which we seek patent protection. Our development areas include adjacent wireless technologies within the wireless ecosystems and across the broad array of converged devices, networks, and services.
     Our investments in the development of advanced digital wireless technologies and related products and solutions include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, cost of development has been our largest expense category, ranging between $64.0 million and $98.9 million. The largest portion of this cost has been personnel costs.
     InterDigital’s predecessor company incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Following an internal corporate reorganization in July 2007, InterDigital Communications Corporation converted into a limited liability company and became the wholly-owned operating subsidiary of InterDigital, Inc. Our corporate headquarters and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; and Montreal, Quebec, Canada.
     Our Internet address is www.interdigital.com, where, in the “Investor Relations” section, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, certain other reports required to be filed under the Securities Exchange Act of 1934 and all amendments to those reports as soon as reasonably practicable after such material is filed with or furnished to the United States Securities and Exchange Commission (“SEC”). The information contained on or connected to our website is not incorporated by reference into this Form 10-K.
Wireless Communications Industry Overview
     Participants in the wireless communications industry include OEMs, semiconductor manufacturers, ODMs and a variety of technology suppliers, application developers and network operators that offer communication services and products to consumers and businesses. To achieve economies of scale and allow for interoperability, products for the wireless industry have typically been built to wireless Standards.

These Standards have evolved in response to large demand for services and expanded capabilities of mobile devices. Although the cellular market initially delivered voice-oriented and basic data services (commonly referred to as Second Generation, or 2G), over the past five years the industry transitioned to providing voice and multimedia services that take advantage of the higher speeds offered by the newer technologies (commonly referred to as Third Generation, or 3G). Concurrently, non-cellular wireless technologies, such as IEEE 802.11, have emerged as a means to provide wireless Internet access for fixed and nomadic use. Industry participants anticipate a proliferation of converged devices that incorporate multiple air interface technologies and functionalities and provide seamless operation. As an example, many devices incorporate multiple air interface technologies and such converged devices may provide seamless operation between a variety of networks.
     Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscriptions rose from approximately 500 million at the end of 1999 to approximately 4.6 billion at the end of 2009. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscriptions could exceed 5.6 billion in 2013. In fourth quarter 2009, iSuppli Corporation forecasted worldwide handset sales would grow approximately 12% in 2010 after the industry experienced a decline in sales in 2009. The following table presents iSuppli’s estimates for worldwide handset sales by air interface technology in 2009 and the related forecast for 2010 through 2013.
(1)	Source: iSuppli Corporation. Mobile Handset Q4 2009 Market Tracker.

(2)	Includes: LTE and WiMax

(3)	Includes: WCDMA/HSPA and TD-SCDMA.

(4)	Includes: cdma2000 and its evolutions, such as EV-DO.

(5)	Includes: GSM/GPRS/EDGE and Analog, iDEN, TDMA, PHS and PDC.
     The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 278 million units in 1999 to over 1.1 billion units in 2009. We believe the combination of a broad subscriber base, continued technological change and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of advanced wireless products and services over the next five years. While recent market forces and a global economic downturn contributed to a decline in total handset sales for 2009, analysts continue to predict that the shift to advanced 3G and, in particular, smartphone devices will continue to increase sales in those categories. For these same reasons, shipments of 3G-enabled phones, which represented approximately 38% of the market in 2009, are predicted to increase to approximately 60% of the market by 2013. Moreover, recent advances in 3G technologies that support devices offering higher data rates have met with rapid consumer uptake. Similarly, sales of smartphones have grown rapidly, increasing from less than 1% of handset sales in 1999 to 16% in 2009.
     In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home and office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectra within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 Standard have shipped nearly

1.2 billion units cumulatively through 2009. Analysts forecast that these cumulative shipments may reach 4 billion by 2013. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances, and enable roaming. These Standards are establishing technical specifications for high data rates, such as IEEE 802.16 (WiMAX), as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).
     Evolution of Wireless Standards
     Wireless communications Standards are formal guidelines for engineers, designers, manufacturers, and service providers that regulate and define the use of the licensed radio frequency spectrum in conjunction with providing specifications for wireless communications products. A primary goal of the Standards is to assure interoperability of products, marketed by multiple companies, built to a common Standard. A number of international and regional wireless Standards Development Organizations (“SDOs”), including the ITU, ETSI, TIA (USA), IEEE, ATIS, and ANSI, have responsibility for the development and administration of wireless communications Standards. New Standards are typically adopted with each new generation of products, are often compatible with previous generations of the Standards, and are defined to ensure interoperability.
     SDOs typically ask participating companies to declare formally whether they believe they hold patents or patent applications essential to a particular Standard and whether they are willing to license those patents on either a royalty-bearing basis on fair, reasonable, and nondiscriminatory terms or on a royalty-free basis. To manufacture, have made, sell, offer to sell, or use such products on a non-infringing basis, a manufacturer or other entity doing so must first obtain a license from the holder of essential patent rights. The SDOs do not have enforcement authority against entities that fail to obtain required licenses, nor do they have the ability to protect the intellectual property rights of holders of essential patents.
     Digital Cellular Standards
     The defined capabilities of the various technologies continue to evolve within the SDOs. Deployment of 3G services allows operators to take advantage of additional radio spectrum allocations and through the use of higher data speeds than 2.5G, deliver additional applications to their customers. Operators began to deploy 3G services in 2000. The five specifications under the 3G standard (generally regarded as being the ITU “IMT-2000” Recommendation) include the following forms of CDMA technology: FDD and TDD (collectively referred to in the industry as WCDMA) and Multichannel CDMA (cdma2000 technology). In addition, TD-SCDMA, a Chinese variant of TDD technology, has been included in the Standard’s specifications.
     The principal Standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies with 3G capable-products beginning to replace 2G-only products. The Standardized 2G TDMA-based technologies include GSM, TIA/EIA-54/136 (commonly known as AMPS-D, United States-based TDMA, which is currently being phased out in conjunction with the U.S. FCC-mandated conversion from analog-based cellular service), PDC, PHS, DECT and TETRA. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, the Americas, and other regions. In 2009, approximately 62% of total mobile device sales conform to the 2G and 2.5G TDMA-based Standards. WCDMA-enabled devices accounted for an additional 23% of total sales. Thus, the combined sales of GSM-enabled devices and devices with 3G WCDMA technology accounted for approximately 85% of worldwide handset sales.
     Narrowband 2G CDMA-based technologies include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea and several other countries. Similar to the TDMA-based technologies, the CDMA-based technologies are migrating to 3G. In 2009, about 15% of worldwide handset sales were based on these 2G/2.5G CDMA technologies plus its 3G evolution.
     The Standards groups continue to advance the performance and capabilities of their respective air interfaces. Chief among the enhancements are High Speed Downlink Packet Access and High Speed Uplink Packet Access (HSDPA/HSUPA, often collectively referred to as HSPA), an evolution of WCDMA, and 1xEV-DO. At year end 2009, over 300 operators had launched HSPA networks.
     Further advances to the WCDMA cellular air interface standards are being made under 3GPP’s LTE program. This evolution program is based on OFDM/OFDMA technology, similar to that used in the IEEE 802.16 Standard. LTE standards were completed in late 2009. Virtually all current mobile operators have indicated their intention to upgrade their networks to LTE when it is commercially available. This selection had substantial negative impact on the proposed 3GPP2 UMB standard, which no current mobile operators indicated an intention to use. This has resulted in 3GPP2 stopping all work on the proposed UMB specification, thus facilitating a broader market for LTE. 3GPP also completed preliminary work on a follow-on to LTE, called LTE-Advanced (“LTE-A”), which is the 3GPP entry into the worldwide ITU-R “IMT-Advanced” project, a follow-on to the earlier IMT-2000 Recommendation mentioned above.

     IEEE 802-Based Standards
     The wireless Standard, IEEE 802.11 was first ratified in 1997. Since that time, the IEEE 802.11 Working Group has continued to update and expand the basic IEEE 802.11 Standard to achieve higher data rates, accommodate additional operating frequencies and provide additional capabilities and features. Equipment conforming to these Standards (i.e., IEEE 802.11a/b/g) is in the marketplace today. Intended primarily for short range applications, operating in unlicensed frequency bands and requiring minimal infrastructure, IEEE 802.11 Standards-based equipment has seen substantial market growth, especially in consumer home networking applications. Similar to 3G, this Standard also continues to evolve toward higher data rates and improved service capabilities, most recently with the approval and publication of the final IEEE 802.11n and other related Standards.
     The wide area network community has also established the IEEE 802.16 Working Group to define air interface Standards for longer distance (2 to 50 kilometers) Metropolitan Area and Wide Area Networks (“MAN/WAN”). The first 802.16 Standard was published in 2002. Specifying operating frequencies from 10 to 66 GHz, it was primarily aimed toward very high-speed wide area point to multipoint fixed applications. In 2003, an amendment to the 802.16 Standard (802.16a) was published which added operation in the 2 to 11 GHz frequency bands. This addition made the Standard much more suitable for providing wireless broadband high-speed Internet access for residential and small office applications. In 2004, 802.16a and several other amendments to the base 802.16 Standard were combined into a single document which was published as 802.16-2004 and which was ultimately adopted by the WiMAX Business Forum for fixed use deployments. Equipment conforming to the 802.16-2004 fixed Standard was initially introduced in 2006. Concurrent with this revision of the fixed Standard, the 802.16 Working Group embarked on defining a mobile version of the Standard (referred to as 802.16e). The mobile version of the Standard was completed and published in February 2006 and initial equipment certification by the WiMAX Forum commenced in late 2007. Since that time, the Standard has continued to evolve and be improved, with a significant update, IEEE 802.16-2009, having been approved and published this past year.
     The WiMAX Forum adopted a specific form of the 802.16e Standard for development and deployment as “mobile WiMAX.” In conjunction with the WiMAX Forum, the 802.16e mobile standard is being further improved upon as 802.16m to increase its performance and capabilities. IEEE 802.16m is specifically targeted to meet the ITU-R requirements for “IMT-Advanced,” the follow-on to the earlier ITU-R IMT-2000 Recommendation mentioned above and has been submitted to the ITU “IMT-Advanced” process, which should conclude in early 2011. It is anticipated that the WiMAX Forum will also adopt 802.16m when it is completed in 2010.
     More recently, the IEEE 802 community has begun to address the questions related to networking and interoperability between the different IEEE 802 technologies, both wireline and wireless, as well as handover to external non-802 networks, such as cellular. The primary group addressing these issues, IEEE 802.21, entitled Media Independent Handover Services, has completed their initial Standard, and it was approved by the IEEE in 2008. The IEEE 802.21 technology is specifically oriented towards the future all-IP Next Generation Network that merges existing fixed and mobile networks into a single homogeneous integrated network capable of supporting all envisioned advanced fixed and mobile services including voice, data, and video. Aspects of 802.21 are now being incorporated into other network Standards, such as the IATF.
     InterDigital’s Strategy
     A core component of our strategy is the ability to develop advanced digital wireless technologies. We will continue to develop those technologies that shape the future generations of wireless standards and contribute our ideas to the Standards bodies and bring those technologies to market, generating revenues from patent licensing as well as licensing and/or sales of our technology solutions. We seek to derive revenue from every 3G mobile device sold, either in the form of patent licensing revenues, technology solutions-related revenues or a combination of these elements. As of December 2009, we had entered into patent license agreements covering over one-half of all 3G mobile devices sold worldwide. In addition, our development of an array of technology solutions to address not only the evolution of wireless communications as it evolves to a network of networks, but also technologies to further improve the capabilities of wireless networks through connectivity, mobility, and advanced intelligent data delivery techniques. These solutions offer additional means to generate revenues and expand the addressable market for our innovations from primarily terminal units and infrastructure to a broader set of consumer electronics and data services.
     To execute our strategy, we intend to support the following initiatives:
•	Continue to fund significant internal technology development;

•	Explore opportunities to partner to build or acquire related or complementary technologies and capabilities;

•	Maintain substantial involvement in key worldwide Standards bodies, contributing to the ongoing definition of wireless Standards and incorporating our inventions into those Standards;

•	License our patented technology to wireless equipment producers worldwide;

•	Defend vigorously our intellectual property and related contractual rights; and

•	Offer technology solutions to semiconductor producers, mobile device manufacturers, and other participants in the wireless ecosystem.
InterDigital’s Technology Position
     Cellular Technologies
We have a long history of developing cellular technologies including those related to CDMA and TDMA technologies, and more recently, OFDMA and MIMO technologies. A number of our TDMA-based and CDMA-based inventions are being used in all 2G, 2.5G, and 3G wireless networks and mobile terminal devices.
We led the industry in establishing TDMA-based TIA/EIA-54 as a digital wireless U.S. Standard in the 1980s. We developed a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. Some of our TDMA inventions include or relate to:
•	The fundamental architecture of commercial TD/FDMA systems;

•	Methods of synchronizing TD/FDMA systems;

•	A flexible approach to managing system capacity through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions;

•	The design of a multi-component base station, utilizing distributed intelligence, which allows for more robust performance; and

•	Initializing procedures that enable roaming.
We also have developed and patented innovative CDMA technology solutions. Today, we hold a significant worldwide portfolio of CDMA patents and patent applications. Similar to our TDMA inventions, we believe that a number of our CDMA inventions are or may be essential or may become essential to the implementation of CDMA systems in use today. Some of our CDMA inventions include or relate to:
•	Global pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment;

•	Bandwidth allocation: Techniques including multi-channel and multi-code mechanisms;

•	Power control: Highly efficient schemes for controlling the transmission output power of terminal and base station devices, a vital feature in a CDMA system;

•	Joint detection and interference cancellation techniques for reducing interference;

•	Soft handover enhancement techniques between designated cells;

•	Various sub-channel access and coding techniques;

•	Packet data;

•	Fast handoff;

•	Geo-location for calculating the position of terminal users;

•	Multi-user detection;

•	High-speed packet data channel coding; and

•	High-speed packet data delivery in a mobile environment, including enhanced uplink.
     The cellular industry has ongoing initiatives aimed at technology improvements. We have engineering development projects to build and enhance our technology portfolio in many of these areas, including the LTE project for 3GPP radio technology, further evolution of the 3GPP WCDMA Standard (including HSPA+), and continuing improvements to the legacy GSM-EDGE Radio Access Network (“GERAN”). The common goal is to improve the user experience and reduce the cost to operators via increased capacity, reduced cost per bit, increased data rates and reduced latency. Of the above technologies, LTE is the most advanced in that it uses the newer OFDMA/MIMO technologies. Some of our LTE inventions include or relate to:
•	Multi-Input Multi-Output (MIMO) technologies for reducing interference and increasing data rates;

•	OFDM/OFDMA/SC-FDMA;

•	Power control;

•	Hybrid-ARQ for fast error correction;

•	Discontinuous reception for improved battery life;

•	Control channel structures for efficient signaling;

•	Advanced resource scheduling/allocation (bandwidth on-demand);

•	Security;

•	Enhanced Home Node-B (femto cells);

•	Relay communications for improved cell edge performance;

•	LTE receiver implementations;

•	Carrier aggregation for LTE-Advanced; and

•	Coordinated Multi-Point Communications (CoMP) for LTE-Advanced.
     IEEE 802-based Wireless Technologies
     Our strong wireless background includes engineering and corporate development activities that focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802 family of Standards. We are building a portfolio of technology related to the WLAN, WMAN and digital cellular area that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n), handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), radio resource measurements (IEEE 802.11k), wireless network management (IEEE 802.11v), wireless network security, and broadband wireless (IEEE 802.16, including WiMAX wireless technology).
Business Activities
     Patent Licensing
     Our Patent Portfolio
     As of December 31, 2009, our patent portfolio consisted of 1,242 U.S. patents (187 of which issued in 2009), and 5,996 non-U.S. patents (1,048 of which issued in 2009). We also have numerous patent applications pending worldwide. As of December 31, 2009 we had 1,340 pending applications in the U.S. and 8,873 pending non-U.S. patent applications. The patents and applications comprising our portfolio relate specifically to digital wireless radiotelephony technology (including, without limitation, TDMA and/or CDMA). Issued patents expire at differing times ranging from 2010 through 2030.

     The United States Patent and Trademark Office (“USPTO”) permits the filing of “provisional” applications for, among other reasons, preserving rights to an invention prior to filing a formal “non-provisional” application. Typically, the filing of a provisional application is followed with the filing of a “non-provisional” application, which may add content, such as claim language, to the provisional application, or may combine multiple provisional applications. The USPTO, along with other international patent offices, also permits the filing of “continuation” or “divisional” applications, which are based, in whole or in part, on a previously filed non-provisional patent application. Most of our foreign patent applications are single treaty application filings, which can lead to patents in all of the countries that are parties to a particular treaty. During 2009, we filed 595 U.S. patent applications consisting of 112 first filed, U.S. non-provisional, non-continuation patent applications, 352 U.S. provisional applications, and 131 U.S. continuation, continuation-in-part, divisional, reissue or reexamination applications and U.S. applications claiming priority from PCT or other non-U.S. applications. Typically, each new U.S. non-provisional application is used as the basis for the later filing of one or more foreign applications.
     Patent Licenses
     Currently, numerous manufacturers supply digital cellular equipment conforming to 2G, 3G, and WiMax Standards and are starting to supply digital cellular equipment conforming to LTE Standards. We believe that any of those companies that use our patented inventions will require licenses from us. While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements. We expend significant effort identifying potential users of our inventions and negotiating patent license agreements with companies that may be reluctant to take licenses. We are in active discussions with a number of companies regarding the licensing of our patents on a worldwide basis. During negotiations, unlicensed companies may raise varying defenses and arguments as to their need to enter into a patent license with us, to which we respond. In the past year, these defenses and arguments have included positions by companies: (i) as to the essential nature of our patents, (ii) that our royalty rates are not fair, reasonable or nondiscriminatory, (iii) that their products do not infringe our patents and/or that our patents are invalid and/or unenforceable, (iv) that their products are already subject to a license, and (v) concerning the impact of litigation between us and other third parties. If we believe that a third party is required to take a license to our patents in order to manufacture and sell products, we might commence legal action against the third party if they refuse to enter into a patent license agreement.
     We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, import, use or sell, or intend to manufacture, import, use or sell, equipment that implements the inventions covered by our portfolio of patents. We have entered into numerous non-exclusive, non-transferable (with limited exceptions) patent license agreements with companies around the world. When we enter into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on covered products that it will sell or anticipates selling during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Our patent license agreements are structured on a royalty-bearing basis, paid-up basis or combination thereof. Most of our patent license agreements are royalty bearing. Almost all of these agreements provide for the payment of royalties based on sales of covered products built to particular Standards (convenience based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement based licenses).
     Our license agreements typically contain provisions which give us the right to audit our licensees’ books and records to ensure compliance with the licensees’ reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we might enter into negotiations or dispute resolution proceedings with the licensee to resolve the discrepancy, either of which might lead to payment of all or a portion of the amount claimed due under the audit or termination of the license or to delays or failures to collect royalties and recognize revenues that we believe are otherwise due.
     We recognize the revenue from per-unit royalties in the period when we receive royalty reports from licensees. In circumstances where we receive consideration for sales made prior to the effective date of a patent license, we may recognize such payments as revenue in the period in which the patent license agreement is signed. Some of these patent license agreements provide for the non-refundable prepayment of royalties which are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties are calculated and either applied against any prepayment, or become payable in cash or other consideration. Additionally, royalties on sales of covered products under the license agreement become payable or applied against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per-unit, a percentage of sales, percentage of sales with a per-unit cap and other similar measures. The formulas can also vary by other factors including territory, covered Standards, quantity, and dates sold.
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
     2009 Patent License Activity
     On January 14, 2009, we entered into a patent license agreement (the “2009 Samsung PLA”) with Samsung Electronics Co., Ltd. of Korea (“Samsung”) covering Samsung’s affiliates, including Samsung Electronics America, Inc., superseding the binding term sheet signed in

November 2008 by such parties. The 2009 Samsung PLA terminated the 1996 Samsung Agreement. Under the terms of the 2009 Samsung PLA, we granted Samsung a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of single mode terminal units and infrastructure designed to operate in accordance with TDMA-based 2G Standards that is to become paid-up in 2010 and a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of terminal units and infrastructure designed to operate in accordance with 3G Standards through 2012. Under the terms of the 2009 Samsung PLA, the parties moved to end all litigation and arbitration proceedings ongoing between them. Pursuant to the payment option selected by Samsung, Samsung has agreed to pay InterDigital $400.0 million in four equal installments over an 18-month period. Samsung paid the first two of four $100.0 million installments in 2009. We received the third $100.0 million installment in January 2010.
     In third quarter 2009, we entered into a non-exclusive, non-transferable, worldwide, royalty-bearing, convenience-based, patent license agreement with Cinterion Wireless Modules GmbH covering the sale of Machine-to-Machine (“M2M”) modules and PC Cards designed to operate in accordance with 2G and 3G Standards for the period January 1, 2009 through the end of 2012.
     In third quarter 2009, we entered into a non-exclusive, non-transferable, worldwide, royalty-bearing, convenience-based, patent license agreement with Pantech Co., Ltd. (“Pantech”) (formally known separately as Pantech Co., Ltd. and Pantech & Curitel Communications, Inc.) covering the sale of terminal units designed to operate in accordance with 2G, 3G, LTE, LTE-Advanced, WiMax and WiBro, and certain other current and developing standards through the end of 2016. Pantech has agreed to pay the license fees and any other royalties under the agreement in installments over the life of the agreement. Additionally, we acquired a minority equity interest in Pantech.
     Patent Licensees Generating 2009 Revenues Exceeding 10% of Total Revenues
     Samsung, LG Electronics, Inc. (“LG”), and Sharp Corporation of Japan (“Sharp”) comprised approximately 33%, 19%, and 10% of our total 2009 revenues, respectively.
     We are recognizing revenue associated with the 2009 Samsung PLA on a straight-line basis over the life of the agreement. During 2009 we recognized $98.5 million of revenue associated with the 2009 Samsung PLA.
     We are party to a worldwide, non-exclusive, royalty-bearing, convenience-based patent license agreement with LG covering the sale of (i) terminal units designed to operate in accordance with 2G and 2.5G TDMA-based and 3G Standards, and (ii) infrastructure designed to operate in accordance with cdma2000 technology and its extensions up to a limited threshold amount. Under the terms of the patent license agreement, LG paid us $95.0 million in each of the first quarters of 2006, 2007, and 2008. The agreement expires at the end of 2010, at which time LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license, and become unlicensed as to all other products covered under the agreement. We are recognizing revenue associated with this agreement on a straight-line basis from the inception of the agreement until December 31, 2010.
     We are party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp (“Sharp PHS/PDC Agreement”) covering sales of terminal devices designed to operate in accordance with TDMA-based PHS and PDC Standards. In fourth quarter 2006, we and Sharp entered into an Amendment which extended the term of the Sharp PHS/PDC Agreement from April 2008 to April 2011. Sharp is obligated to make royalty payments on sales of licensed products as covered products are sold. We recognize revenue associated with this agreement in the periods we receive the related royalty reports.
     We and Sharp are also parties to a separate worldwide, non-exclusive, convenience-based, generally nontransferable, royalty-bearing patent license agreement (“Sharp NCDMA/GSM/3G Agreement”) covering sales of GSM, narrowband CDMA, and 3G products that expires upon the last to expire of the patents licensed under the agreement. Sharp is obligated to make royalty payments on sales of licensed products as covered products are sold. We recognized revenue associated with this agreement in the periods that the royalty reports were received. In 2009, we recorded revenues of $28.8 million from Sharp of which approximately $28.7 million is attributable to the Sharp NCDMA/GSM/3G Agreement and the balance is attributable to the Sharp PHS/PDC Agreement.
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

     Contractual Arbitration Proceedings
     We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our license agreements typically provide for audit rights as well as private arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to arbitration might have the right to have the Award reviewed in a court of competent jurisdiction. However, based on public policy favoring the use of arbitration, it is generally difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award converted into a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.
Technology Solutions Development
     We have designed, developed and placed into operation a variety of advanced digital wireless technologies, systems, and products since our inception in the early 1970’s. Over the course of our history, our strength has been our ability to explore emerging technologies, identify needs created by the development of advanced wireless systems, and build technologies for those new requirements.
     Today, our technology solutions development efforts support the development of advanced cellular technologies. This includes further development of WCDMA technologies, including HSDPA/HSUPA, and 3GPP LTE technology. Our development efforts also include adjacent wireless technologies within the wireless ecosystems and across the broad array of converged devices, networks and services. Many of our technologies conform to applicable Standards and may also include proprietary implementations for which we seek patent protection.
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
     We recorded expenses of $64.0 million, $98.9 million, and $85.2 million during 2009, 2008, and 2007, respectively, related to our research and development efforts. These efforts foster inventions which are the basis for many of our patents. As a result of such patents and related patent license agreements, in 2009, 2008, and 2007, we recognized $287.6 million, $216.5 million, and $230.8 million of patent licensing revenue, respectively. In addition, we offer technology solutions for inclusion into other products and services to support such technologies. In 2009, 2008, and 2007, we recognized technology solutions revenues totaling $9.8 million, $12.0 million, and $3.4 million, respectively.
     Continuing Technology and Standards Development
     Recognizing the need continually to improve data rates, coverage and capacity, work is currently underway within 3GPP on further evolution of the WCDMA Standards, including evolution of HSPA (HSDPA/HSUPA) to downlink data rates of 80-160 Mbps and uplink data rates of approximately 20 Mbps. Releases 9 and 10 are expected to address incremental performance improvements to WCDMA and HSPA (HSDPA/HSUPA) including the incorporation of multi-carrier operation and other data throughput and latency improvements, power saving and coverage improvement features.
     In addition, work continues on a longer term initiative, Evolved UTRA/UTRAN (UMTS Terrestrial Radio Access/ UMTS Terrestrial Radio Access Network), also known as LTE (R8 and R9) and LTE-Advanced (R10 and beyond). The objectives of this initiative are more ambitious, targeting peak data rates of 1 Gbps in the downlink and 500 Mbps in the uplink, improved spectrum efficiency, significantly reduced data latency, and scalable bandwidths from as low as 1.25 MHz to as high as100 MHz.
     We are actively participating in the HSDPA/HSUPA and LTE Standards activities and have launched internal projects to develop the technology necessary to support the new performance requirements.
     We are currently developing technology solutions to solve the industry’s challenge of providing enough bandwidth for smart phones, connected consumer devices and netbooks. We have taken a broad approach to solve these challenges which includes spectrum optimization and intelligent and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks to enable richer multimedia experience with optimal data usage. The current air interface evolution from WCDMA to LTE and beyond, address peak data rate, but the discrepancy in data rate at the edge of the cell and center is growing rapidly. Our goal in technology development is to provide uniform coverage and peak performance across the cell. Also, we are developing technologies that will use the current network resources by dynamically allocating best available combination of network and spectrum resources which responds to real time changing network conditions to address specific Quality of Service needs of the application, by aggregating bandwidth across different networks and spectrums. In order to reduce congestion in mobile networks, our technology will do switching and routing locally using LIPA and SIPTO protocol standards. For Machine-to-Machine applications, we are developing self healing and smart energy protocols to enable a large array of sensors in a network of networks scenario. These technologies are being standardized in IETF, ETSI and 3GPP.

   Wireless LAN, Mobility, and Security
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
3G WCDMA Technology Solutions Customers
     Infineon Technologies AG
Between 2001 and 2006, we jointly developed and enhanced a 3G protocol stack with both HSDPA and HSUPA functionality for use in terminal units under a series of cooperative development, sales and alliance agreements with Infineon Technologies AG (“Infineon”). This 3G protocol stack has been commercially deployed and continues to be offered to mobile phone and semiconductor producers. The technology is operating on commercial networks around the world. We completed our development efforts under these agreements in 2008. We began to receive royalties from Infineon under these agreements in 2007.
     ST Ericsson (formerly ST-NXP Ericsson)
     In August 2005, we entered into an agreement with Philips Semiconductors (now ST Ericsson) to deliver our physical layer HSDPA technology solution to ST Ericsson for integration into its family of Nexperia™ cellular system chipsets. Under the agreement, we agreed to assist ST Ericsson with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the ST Ericsson chipset. Subsequent to our delivery of portions of our HSDPA technology solution, we agreed to provide ST Ericsson support and maintenance over an aggregate estimated period of approximately two years. We completed our development efforts under these agreements in 2008. ST Ericsson first reported royalties to us under this agreement in late 2009.
     SK Telecom
     As part of our technology development, from time to time we develop technology solutions for customers that are complementary to our existing development programs. For example, in December 2006 we announced that SK Telecom (“SKT”), Korea’s leading mobile communications Company, had chosen InterDigital to develop an advanced mobility solution for nationwide session continuity. The mobility solution, based on IEEE 802.21 Standards, supports nationwide handover for SK Telecom’s customers when moving between WiBro (a Korean version of mobile WiMAX) and UMTS networks throughout the country. Our solution, based on the IEEE 802.21 Standard for Media Independent Handoff (“MIH”), includes both the system design and the software solution for dual mode WiBro/UMTS terminal units.
     In January of 2008, the Company and SK Telecom extended the collaboration to develop additional mobile wireless handover capability adding features to enhance a seamless mobility between different radio technologies including WiBro, UMTS, and cmda2000.
     All of the above programs have provided validation of the technology and access to third party facilities and resources, and helped to broaden the awareness of the Company as a developer of advance wireless inventions.
Future Technology Partnerships and Acquisitions
     As part of our internal research and development programs, we pursue a number of channels to investigate, develop, and acquire new architectures and technologies for wireless systems. These efforts include advanced air interface technologies and new technologies that may support new network architectures and interoperability techniques such as collaborative communications, cognitive radio, and seamless connectivity. For example, national and international university relationships have provided us additional opportunities to explore new technologies and license intellectual property advancements that we sponsored. Other development areas include efforts to develop solutions that support more efficient wireless networks, a richer multimedia experience, and new mobile broadband capabilities. Focused on the supporting the evolving “network of networks,” we demonstrated a suite of innovations in spectrum optimization, cross-network connectivity and mobility, and intelligent data delivery techniques at the Mobile World Congress trade show in Barcelona, Spain in February 2010. To complement our internal research and development, we also have assembled a number of relationships with technology leaders within the wireless ecosystem and across the broadening domain of converged devices, networks, and services worldwide and several of our partners participated in the technology demonstrations during the aforementioned trade show.
     We maintain an active corporate development program that seeks further investment opportunities in technologies that can enhance the attractiveness and profitability of our technology solutions. We have also engaged in selective acquisitions to enhance our intellectual property portfolio and/or accelerate our time-to-market and expect to continue to do so.

Competition
     Our patent portfolio is unique. We do not compete in a traditional sense with other patent holders because other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. However, when licensing our patent portfolio, we compete with other patent holders for a share of royalties that face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 2G and 3G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate 3G licensing fees or rates for essential patents.
     We compete in a wireless communications market characterized by rapid technological change, frequent product introductions, evolving industry Standards and, in many products, price erosion. Further, many current and potential competitors might have advantages over us, including (i) existing royalty-free cross-licenses to competing and emerging technologies; (ii) longer operating histories and presence in key markets; (iii) greater name recognition; (iv) access to larger customer bases; (v) economies of scale and cost structure advantages; and (vi) greater financial, sales and marketing, manufacturing, distribution, technical, and other resources. The communications industry continues to be dominated by entities with substantial market share. That share advantage provides pricing advantages, brand strength and technological influence. In addition, the combination of the market dynamics described above is driving many industry participants to consolidate. This consolidation may affect the timing or ability of third parties to purchase products or license technology from us or may affect our licensees’ obligations under our patent license agreements. We also face competition from the in-house development teams at the semiconductor and wireless device manufacturing companies that could be developing technology that is competitive with our offering. In addition, new competitors may enter the market. Some manufacturers that develop the technology for their own products may choose to license that technology to other manufacturers. In addition, as a greater proportion of wireless 3G cellular devices incorporate traditional computing applications and IEEE wireless technologies (e.g., 802.11, 802.15, and 802.16), semiconductor companies that have traditionally focused on providing chipsets to these industries could enter the 3G cellular market with baseband solutions as well.
Employees
     As of December 31, 2009, we had 299 employees. None of our employees are represented by a collective bargaining unit.
Geographic Concentrations
     As of December 31, 2009, substantially all of our revenue was derived from a limited number of customers based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our customers and the total revenue derived from each country for the periods indicated (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Korea	$160,471	$59,164	$58,409
Japan	73,251	113,810	117,369
Canada	27,366	19,018	14,614
Taiwan	15,359	14,406	11,266
United States	10,499	10,947	6,720
Germany	10,393	6,106	1,255
Other Europe	65	1,628	24,599
Other Asia	—	3,390	—

Total	$297,404	$228,469	$234,232

     At December 31, 2009 and 2008, we held $128.8 million, or 99%, and $143.9 million or 98%, respectively, of our property and equipment, patents and other intangible assets in the United States of America, net of accumulated depreciation and amortization. We also held $0.8 million and $2.6 million in 2009 and 2008, respectively, of property and equipment, net of accumulated depreciation, in Canada.
Item 1A. RISK FACTORS.
     We face a variety of risks that might affect our business, financial condition, operating results or any combination thereof. Although many of the risks and uncertainties discussed below are driven by factors that we cannot control or predict, you should carefully consider the identified risks and uncertainties and other information contained in this Form 10-K in evaluating our business and prospects and before making an investment decision with respect to our common stock. If any of the following risks or uncertainties occur or develop, our business, results of operations and financial condition could be adversely affected. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment. The following discussion addresses those risks that management believes are the most significant and that might affect our business, financial condition or operating results, although there are other risks that could arise or might become more significant than anticipated.
Risks Relating to Our Revenues and Cash Flow
Challenges Relating to Our Ability to Enter into New License Agreements Could Cause Our Revenues and Cash Flow to Decline.
     We face challenges in entering into new patent license agreements. During discussions with unlicensed companies, significant negotiation issues arise from time to time. For example, manufacturers and sellers of 2G products could be reluctant to enter into a license agreement because such companies might be required to make significant payments for unlicensed past sales. Moreover, a significant part of our TDMA patent portfolio expired in 2006. Also, certain of the inventions we believe will be employed in 3G products and other future technologies are the subject of our patent applications where no patent has been issued yet by the relevant patent reviewing authorities. Certain prospective licensees are unwilling to license patent rights prior to a patent’s issuance. Additionally, in the ordinary course of negotiations, in response to our demand that they enter into a license agreement, manufacturers raise different defenses and arguments, including, but not limited to: (i) claims by third parties challenging the essential nature of our patents; (ii) claims that their products do not infringe our patents or that our patents are invalid or unenforceable; (iii) certain patents should be excluded from the license; (iv) our royalty rates are not fair, reasonable or nondiscriminatory; (v) that their products are already subject to a license; and (vi) the potential impact that any litigation or arbitration in which we are involved might have on such manufacturers. We cannot assure that all prospective licensees will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us.
Our Revenue and Cash Flow Are Dependent Upon Our Licensees’ Sales and Market Conditions.
     A significant portion of our licensing revenues are royalty-based and currently dependent on sales by our licensees that are outside our control and that could be negatively affected by a variety of factors, including global and/or country-specific economic conditions, buying patterns of end users, competition for our licensees’ products and any decline in the sale prices our licensees receive for their covered products. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the customers of our products or technologies. Our revenue and cash flow also could be affected by (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms or within the timeframe we expect or a decline in the financial condition of any licensee or (ii) the failure of sales to meet market forecasts due to global economic conditions, political instability, competitive technologies or otherwise. It is also difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses and the timing, nature or amount of revenues associated with strategic partnerships. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.
Royalty Rates Could Decrease for Future License Agreements.
     Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates and, in some cases, that the aggregate royalty rates for patents products be capped. There is increasing downward pricing pressure on certain products that we believe implement our patented inventions. Also, a number of companies have made claims as to the essential nature of their patents with respect to products for the cellular market. The increasing pricing pressure, as well as the number of patent holders of 3G and future technologies and the efforts, if successful, by certain industry members and groups to reduce and/or place caps on royalty rates for 3G and future technologies could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future anticipated revenue and cash flow.
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
It Can Be Difficult for Us to Verify Royalty Amounts Owed to Us Under Our Licensing Agreements, and This Might Cause Us to Lose Revenues.
     The standard terms of our license agreements require our licensees to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete, subject to dispute and potentially detrimental to our ongoing business relationship with our licensees. From time to time, we audit certain of our licensees to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that these random audits will be effective to that end.
Challenges Relating to Our Existing License Agreements Could Cause Our Revenue and Cash Flow to Decline.
     Revenue and cash flow from existing and potential licensees might be affected by challenges to our interpretation of license agreement provisions and from downward industry pricing pressure on certain products. Such challenges or difficulties could result in requests to renegotiate, rejection or modification of license agreements or the termination, reduction and suspension of payments.
     Some of our license agreements have fixed terms. We will need to renew license agreements with fixed terms prior to the expiration of the license agreements and, based on various factors, including the technology and business needs and competitive positions of our licensees, we might not be able to renegotiate the license agreements on similar terms, or at all. In order to maintain existing relationships with some of our licensees, we might be forced to renegotiate license agreements on terms that are more favorable to the licensees, which could harm our results of operations. If we fail to renegotiate our license agreements, we would lose existing licensees, and our business could be materially adversely affected. For example, our patent license agreement with LG expires at the end of 2010. If we are unable to renew this agreement either at all or on beneficial terms this would adversely affect our revenue.
Challenges in Defending and Enforcing Our Patent Rights Could Cause Our Revenue and Cash Flow to Decline.
     Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge the infringement, validity and enforceability of our patents. In some instances, certain of our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. We cannot assure that the validity and enforceability of our patents will be maintained or that any of our key patents will be determined to be applicable to any particular product or Standard. Moreover, third parties could circumvent certain of our patents through design changes. Any significant adverse finding as to the validity, enforceability or scope of our key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.
Our Engineering Services Business Could Subject Us to Specific Costs and Risks That We Might Fail to Manage Adequately.
     We derive a portion of our revenues from engineering services. Any mismanagement of, or negative development in, a number of areas, including, among others, the perceived value of our intellectual property portfolio, our ability to convince customers of the value of our engineering services and our reputation for performance under our service contracts, could cause our revenues from engineering services to decline, damage our reputation and harm our ability to attract future licensees, which would in turn harm our operating results. If we fail to deliver as required under our service contracts, we could lose revenues and become subject to liability for breach of contract. We need to monitor these services adequately in order to ensure that we do not incur significant expenses without generating corresponding revenues. Our failure to monitor these services adequately may harm our business, financial position, results of operations or cash flows.
Our Business and Operations Would Suffer in the Event of a Natural Disaster or Other Catastrophe.
     Our business and operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our locations could be subject to natural disasters or other catastrophes. Although we have and maintain disaster recovery plans, such plans have limitations. A natural disaster or other catastrophe could still disable our facilities and/or systems, which could result in a material disruption to our business. In addition, we could incur additional costs to remedy the damages caused by these disruptions.
Risks Relating to Our Expenses
Due to the Nature of Our Business, We Could Be Involved in a Number of Litigation, Arbitration and Administrative Proceedings to Enforce Our Patent Rights.
     While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that might be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell or use products, we might commence legal or administrative action against the third party if they refuse to enter into a license agreement. In turn, we could face counterclaims that challenge the essential nature of our patents, that our patents are invalid, unenforceable or not infringed or that our royalty rates are not fair, reasonable or nondiscriminatory. As a result of enforcing our patents, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.
     In addition, the cost of defending our intellectual property has been and might continue to be significant. Litigation might be required to enforce our intellectual property rights, protect our trade secrets, enforce patent license and confidentiality agreements or determine the validity, enforceability and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents or to have determined that our patents are not infringed, or are not essential or invalid or unenforceable. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel.
We Might Need to Defend Against Claims by Third Parties that We Infringe Their Intellectual Property.
     A number of third parties publicly have claimed that they own patents essential to various wireless Standards. Certain of our technology solutions are designed to comply with these Standards. If any of our technology solutions are found to infringe the intellectual property rights of a third party, we could be required to redesign the technology solutions, take a license from the third party, pay damages to the third party or indemnify a customer or supplier for its damages or other losses. If we are not able to negotiate a license and/or if we cannot economically redesign the technology solutions, we could be prohibited from marketing the technology solutions. In this case, our prospects for realizing future revenue could be adversely affected. If we are required to obtain licenses and/or pay royalties to one or more patent holders, this could have an adverse effect on the commercial implementation and profitability of our wireless technology solutions. In addition, the associated costs to defend such claims could be significant and could divert the attention of key executive management and other personnel.
Risks Related to Our Business Strategy, Markets and Competition
We Depend on Key Senior Management, Engineering and Licensing Resources.
     Our future success depends largely upon the continued service of our directors, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized licensing, engineering and other skills. The market for such specialized talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in licensing and with significant engineering experience in cellular and air interface technologies. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.
We Face Risks from Doing Business in Global Markets.
     A significant portion of our business opportunities exist in a number of international markets. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; currency control regulations and variability in the value of the U.S. dollar against foreign currency; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which we, our customers and our licensees do business.
Our Industry Is Subject to Rapid Technological Change, Uncertainty and Shifting Market Opportunities.
     Our market success depends, in part, on our ability to define and keep pace with changes in industry Standards, technological developments and varying customer requirements. Changes in industry Standards and needs could adversely affect the development of, and demand for, our technology, rendering our technology currently under development obsolete and unmarketable. The patents and applications comprising our portfolio have fixed terms, and, if we fail to anticipate or respond adequately to these changes through the development or acquisition of new patentable inventions, patents or other technology, we could miss a critical market opportunity, reducing or eliminating our ability to capitalize on our patents, technology solutions or both.
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
Our Technology and Product Development Activities Might Experience Delays.
     We might experience technical, financial, resource or other difficulties or delays related to the further development of our technologies and products. Delays might have adverse financial effects and might allow competitors with comparable technology and/or product offerings to gain a commercial advantage over us. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, our technologies have not been fully tested in commercial use, and it is possible that they might not perform as expected. In addition, we might experience adverse effects due to potential delays or denials in obtaining export licenses for the transfer of certain of our technologies, which might be deemed controlled technology under U.S. export control laws, to certain countries. In such cases, our business, financial condition and operating results could be adversely affected, and our ability to secure new customers and other business opportunities could be diminished.

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
     We continue to evaluate and might acquire businesses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly traded and private companies and corporate bonds/notes. Most strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Acquisitions or strategic investments might not generate financial returns or result in increased adoption or continued use of our technologies. In addition, other investments might not generate financial returns or might result in losses due to market volatility, the general level of interest rates and inflation expectations. We could make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses would adversely affect our financial results until we exit from or reduce our exposure to these investments.
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
     We cannot assure you that the integration of acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisition. We might not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we might be subject to liabilities that are not covered by the indemnification protection we might obtain.
Other Risks
The Outcome of Potential Domestic Patent Legislation, USPTO Rule Changes, International Patent Rule Changes and Third Party Legal Proceedings Might Affect Our Patent Prosecution, Licensing and Enforcement Strategies.
     Changes to certain U.S. and international patent laws and regulations might occur in the future, some or all of which might affect our patent costs, the scope of future patent coverage we secure and remedies we might be awarded in patent litigation, and might require us to reevaluate and modify our patent prosecution, licensing and enforcement strategies. In addition, the potential effect of rulings in legal proceedings among third parties might affect our patent prosecution, licensing, and enforcement efforts. We continue to monitor and evaluate our prosecution, licensing and enforcement strategies with regard to these developments.
The Price of Our Common Stock Could Continue to be Volatile.
     Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 1, 2005 to December 31, 2009, our common stock has traded as low as $13.81 per share and as high as $36.91 per share. Factors that might contribute to fluctuations in our stock price include, but are not limited to: general stock market conditions; general market conditions for the wireless communications industry; changes in recommendations of securities analysts; investor perceptions as to the likelihood of achievement of near-term goals; changes in market share of significant licensees; announcements concerning litigation, arbitration and other legal proceedings in which we are involved; announcements concerning licensing and product matters; strategic transactions, such as spin-offs, acquisitions or divestitures; and our operating results.

Approved Stock Repurchase Programs Might Not Result in a Positive Return of Capital to Stockholders and Might Expose Us to Counterparty Risk.
     Our approved stock repurchases might not return value to stockholders because the market price of the stock might decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver stockholder value over the long term, but stock price fluctuations can reduce the program’s effectiveness.
Changes to Our Tax Assets or Liabilities Could Have an Adverse Effect on Our Consolidated Financial Condition or Results of Operations.
     The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. With our January 1, 2007 adoption of the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or might be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2009 and 2008, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
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
     We are exposed to risk from fluctuations in currencies, which might change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates might negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

•	Assets or liabilities of our consolidated subsidiaries might be subject to the effects of currency fluctuations, which might affect our reported earnings. Our exposure to foreign currencies might increase as we expand into new markets.

•	Certain of our operating and investing costs, such as foreign patent prosecution, are based in foreign currencies. If these costs are not subject to foreign exchange hedging transactions, strengthening currency values in selected regions could adversely affect our near-term operating expenses, investment costs and cash flows. In addition, continued strengthening of currency values in selected regions over an extended period of time could adversely affect our future operating expenses, investment costs and cash flows.
Unauthorized Use or Disclosure of Our Confidential Information Could Adversely Affect Our Business.
     We enter into contractual relationships governing the protection of our confidential and proprietary information with our employees, consultants and prospective and existing customers and strategic partners. If we are unable to detect in a timely manner the unauthorized use or disclosure of our proprietary or other confidential information or if we are unable to enforce our rights under such agreements, the misappropriation of such information could harm our business.
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
Item 1B. UNRESOLVED STAFF COMMENTS.
     None.
Item 2. PROPERTIES.
     We own, subject to a mortgage, our corporate headquarters, which is located in King of Prussia, Pennsylvania and consists of approximately 52,000 square feet of administrative office and research space. We are also a party to a lease, extended during 2006, to expire in November 2012, for approximately 56,125 square feet of administrative office and research space in Melville, New York. In addition, we are a party to a lease, expanded during 2006 from approximately 11,918 square feet to approximately 20,312 square feet of administrative office and research space, in Montreal, Quebec, Canada, and expiring in June 2011. These facilities are the principal locations for our technology development activities.
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
     Nokia then unsuccessfully sought to terminate or stay the USITC investigation against it on the ground that Nokia and we must first arbitrate an alleged dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. After that effort failed, Nokia sought and obtained a preliminary injunction in the U.S. District Court for the Southern District of New York preventing us from proceeding in the USITC against Nokia. Shortly after the issuance of the preliminary injunction, the Nokia USITC investigation was stayed, and the Nokia investigation was de-consolidated from an investigation we had earlier initiated against Samsung in the USITC, which permitted the Samsung USITC investigation to move forward.
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
     On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the Commission. In the appeal, we can raise any of the issues raised in our August 31, 2009 petition, except for the construction of the term “synchronize,” on which the Commission took no position. The issue of validity, on which the Commission also took no position, likewise cannot be raised in this appeal. Refer to Note 8 to our Consolidated Financial Statements for further discussion regarding the Nokia proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     During fourth quarter 2009, no matters were submitted to a vote of our shareholders.
PART II
Item 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Market Information.
     The following table set forth the range of the high and low sales prices of our common stock for the years 2009 and 2008, as reported by The NASDAQ Stock Market LLC.

	High	Low
2009

First quarter	$33.69	$20.43
Second quarter	29.75	23.22
Third quarter	31.79	20.64
Fourth quarter	27.20	18.41

	High	Low
2008

First quarter	$23.49	$16.53
Second quarter	27.89	17.65
Third quarter	28.00	18.01
Fourth quarter	28.98	16.20
Holders.
As of February 22, 2010, there were approximately 1,191 holders of record of our common stock.
Dividends.
We have not paid any cash dividends on our common stock. It is anticipated that in the foreseeable future, without regard to any cash proceeds we may receive from any new agreements or resolutions of outstanding arbitrations or litigations, no cash dividends will be paid on our common stock and any cash otherwise available for such dividends will be reinvested in our business or used to repurchase our common stock. When considering whether or not to pay cash dividends, our Board of Directors assesses our earnings, any dividend requirements on preferred stock, if issued in the future, our capital requirements and other relevant factors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
 Among InterDigital Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index
Performance Graph.
The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2004 and that all dividends were reinvested. During this period, InterDigital has not declared or paid any dividends on its common stock.

	12/04	12/05	12/06	12/07	12/08	12/09
InterDigital Inc.	100.00	82.90	151.81	105.57	124.43	120.18
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17
Issuer Purchases of Equity Securities
Repurchase of Common Stock
     There were no repurchases of common stock during fourth quarter 2009.

Item 6. SELECTED FINANCIAL DATA.
(in thousands except per share data)

	2009	2008	2007	2006	2005
Consolidated statements of operations data:
Revenues (a)	$297,404	$228,469	$234,232	$480,466	$163,125
Income from operations (b)	$113,889	$36,533	$23,054	$336,416	$17,087
Income tax (provision) benefit (c )	$(25,447)	$(13,755)	$(11,999)	$(124,389)	$34,434
Net income applicable to common shareholders	$87,256	$26,207	$20,004	$225,222	$54,685

Net income per common share — basic (d)	$1.98	$0.58	$0.41	$4.16	$.99
Net income per common share — diluted (d)	$1.95	$0.57	$0.40	$4.00	$.95
Weighted average number of common shares outstanding — basic (d)	43,295	44,928	47,766	53,426	54,048
Weighted average number of common shares outstanding — diluted (d)	44,080	45,794	49,078	55,623	56,691

Consolidated balance sheet data:
Cash and cash equivalents	$210,863	$100,144	$92,018	$166,385	$27,877
Short-term investments	198,943	41,516	85,449	97,581	77,831
Working capital	449,762	114,484	214,229	332,574	125,181
Total assets	905,785	405,768	534,885	564,076	299,537
Total debt	1,052	2,929	3,717	1,572	1,922

Total shareholders’ equity	$169,537	$87,660	$137,067	$275,476	$174,314

(a)	In 2006, we recognized $253.0 million of revenue related to the resolution of disputes with Nokia regarding our 1999 Patent License Agreement.

(b)	In 2009, our income from operations included charges of $38.6 million associated with actions to reposition the Company’s operations. In 2008, the Company recognized a $3.9 million non-recurring benefit associated with a reduction in a contingent liability, and in 2007, the Company recognized non-recurring charges totaling $24.4 million associated with increases to contingent liabilities. In 2005, our income from operations included charges of $1.5 million associated with actions to reposition the Company’s operations.

(c)	In 2009, our income tax provision included a benefit of approximately $16.4 million, related to the recognition of foreign tax credits. See Note 13 to our Consolidated Financial Statements for further discussion on these foreign tax credits.

(d)	We adopted the guidance related to the determination as to whether instruments granted in share-based payment transactions are participating securities. We have restated all prior years in accordance with the Standard. See Note 2 to our Consolidated Financial Statements for a further discussion on the adoption of this guidance.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements, and the notes thereto contained in this document. Please refer to the Glossary of Terms immediately following the Table of Contents for a listing and detailed description of the various technical, industry, and other defined terms that are used in this Form 10-K.
Business
     We design and develop advanced digital wireless technologies for use in digital cellular and wireless IEEE 802-related products and networks. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802-compliant products are built, and our contributions are regularly incorporated into such Standards. In addition, we develop solutions for improving bandwidth availability and network capacity, wireless security and seamless connectivity and mobility across networks and devices. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our mobile broadband modem solutions (modem IP, know-how, and reference platforms) to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, use and sell digital cellular products. We have built our suite of technology and patent offerings through independent development, joint development with other companies and selected acquisitions. We have also assembled a number of leading technology partners that share our vision and complement our internal research and development efforts. Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support.
     Our goal is to derive revenue from every 3G mobile device sold, either in the form of patent licensing revenues, technology solutions-related revenues or a combination of these elements. As of December 2009, we had entered into patent license agreements covering over one-half of all 3G mobile devices sold worldwide. In recent years, our patent license agreements have contributed the majority of our cash flow and revenues. In addition, our technology solutions offer an additional means to generate revenue from 3G mobile devices and we continue to develop an array of technology solutions to address the evolution of wireless communications to a network of networks and to further improve the capabilities of wireless networks through connectivity, mobility and advanced intelligent data delivery techniques.
     In 2009, 2008, and 2007 our total revenues were $297.4 million, $228.5 million, and $234.2 million, respectively, and our patent licensing revenues were $287.6 million, $216.5 million, and $230.8 million, respectively. Patent licensing revenue made up at least 95% of our total revenues in each period.
     In 2009, the amortization of fixed fee royalty payments accounted for approximately 63% of our patent licensing revenues. Due to the nature of the revenue recognition, these fixed fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our patent licensing revenue is variable in nature due to the per unit nature of the related license agreements. Approximately 60% of this per-unit variable portion for 2009 related to sales of product by Japanese licensees for whom the majority of the sales are within Japan. As a result, our per-unit variable patent license royalties have been, and will continue to be, largely influenced by sales within the Japanese market.
Patent Licensing
Samsung Settlement and Patent License
     On January 14, 2009, we entered into the 2009 Samsung PLA. Under the terms of the agreement, Samsung agreed to pay $400.0 million in four equal installments over an 18-month period.
     We recognized $98.5 million of fixed fee revenue related to our agreement with Samsung during 2009. During 2009, we received the first two of four installments of $100.0 million from Samsung under the 2009 Samsung PLA. As of December 31, 2009, $200.0 million of accrued accounts receivable was recorded for the remaining two $100.0 million installments, of which we received a scheduled $100.0 million payment in January 2010.
Other License Agreements
     During third quarter 2009, we signed two additional patent license agreements, including our first agreement to specifically cover terminal units designed to operate in accordance with WiMax, WiBro, LTE, and LTE-Advanced standards and an agreement that covers the sale of Machine-to-Machine (“M2M”) modules. In connection with these agreements and a related stock purchase agreement, we have received or will be due $90.0 million of fixed cash payments and common stock of one of our licensees valued at $21.7 million, and variable royalties based on the sale of one of our licensee’s M2M modules.
Patent Licensing Royalties
     Patent license royalties in 2009 of $287.6 million increased 33% from the prior year and represented the most significant portion of our total revenue of $297.4 million. This $71.1 million year-over-year increase in patent license royalties resulted from the 2009 Samsung PLA and the two additional patent license agreements signed in third quarter 2009. These new agreements more than offset the loss of revenue related to the expiration of our license agreements with certain licensees and a 15% decline in per-unit royalties resulting primarily from an overall decline in unit volume from our Japanese licenses.
Expiration of the LG License
     In December 2010, we will complete our amortization of $285.0 million of royalty revenue associated with our patent license agreement with LG. LG contributed approximately $57.5 million or 19% of our revenue in 2009. This license covers the sale of (i) terminal units designed to operate in accordance with 2G and 2.5G TDMA-based and 3G standards, and (ii) infrastructure designed to operate in accordance with cdma2000 technology and its extensions up to a limited threshold amount. Under the terms of the agreement, LG paid $285.0 million in three equal installments from 2006 through 2008. Upon expiration of the agreement, LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license, and become unlicensed as to all other products covered under the agreement.

     We continue to place substantial focus on renewing agreements that have or will expire and expanding our patent licensee base, both with the top tier handset manufacturers and other market participants.
Nokia United States International Trade Commission Decision
     On October 16, 2009, it was announced that in the U.S. International Trade Commission (“USITC”) investigation initiated by us against Nokia, the USITC issued a notice that it reviewed in part the Initial Determination (“ID”) by the Chief Administrative Law Judge (“ALJ”) and found no violation of Section 337 and has terminated the investigation. In the ID, the ALJ found InterDigital’s patents valid and enforceable, but also determined that the patents were not infringed by Nokia’s 3G products. The USITC action originated in August 2007, when we filed a complaint with the USITC alleging that Nokia engaged in unfair trade practices by selling for importation into the United States, importing, and selling after importation, certain 3G handsets and components that infringe four of our U.S. patents.
     During December 2009, we filed an appeal of the USITC’s decision to the United States Court of Appeals for the Federal Circuit. In such an appeal, we can raise any of the issues raised in its August 31, 2009 petition, except for the construction of the term “synchronize,” on which the Commission took no position. The issue of validity, on which the Commission also took no position, likewise cannot be raised in such an appeal.
Cash and Short-Term Investments
     At December 31, 2009, we had $409.8 million of cash and short-term investments. A substantial portion of this balance relates to fixed and prepaid royalty payments we have received that relate to future sales of our licensees’ products. As a result, our cash receipts from existing licenses subject to fixed and prepaid royalties will be reduced in future periods. We currently plan to preserve a significant portion of our cash and short-term investments to finance our business in the near future and will review our cash and short-term investment position if and when we receive new prepaid royalty payments or sign new patent license agreements.
     During 2009, we recorded $506.5 million of cash receipts related to patent licensing and technology solutions agreements as follows
(in thousands):

Current royalties	$63,643
Prepaid royalties and past sales	191,840
Fixed royalty payments	237,750
Technology solutions	13,267

$506,500

     These cash receipts contributed to a $268.1 million increase in our cash and short-term investments and, together with a $179.0 million increase in accounts receivable, resulted in a $408.6 million increase in deferred revenue to $668.3 million at December 31, 2009. Approximately $461.0 million of our $668.3 million deferred revenue balance relates to fixed royalty payments that are scheduled to amortize as follows (in thousands):

2010	$193,296
2011	110,094
2012	117,770
2013	15,026
2014	10,747
Thereafter	14,022

$460,955

     The remaining $207.3 million of deferred revenue relates to prepaid royalties which will be recorded as revenue as our licensees report their sales of covered products. Based on information provided by the related licensees, we expect the prepaid royalty balance will cover sales of related products for several years.
     We continue to place substantial focus on renewing agreements that have or will expire and expanding our patent licensee base, both with the top tier handset manufacturers and other market participants.
Repositioning
     On March 30, 2009, we announced a repositioning plan that includes the expansion of the technology development and licensing business, the cessation of further product development of the SlimChip modem technology, and efforts to monetize the technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $38.6 million during 2009. Of this amount, approximately $30.6 million represents non-cash asset impairments that relate to assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment, and other assets.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the Company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $8.0 million of the repositioning charge represents cash obligations associated with severance and contract termination costs.
     We do not expect to incur any additional cost related to this repositioning.
Repurchase of Common Stock
     In 2006, our Board of Directors authorized the repurchase of up to $350.0 million of our outstanding common stock (the “2006 Repurchase Program”). In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). In March 2009, our Board of Directors authorized another $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company could repurchase shares under the programs through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
     We completed the 2006 Repurchase Program in first half 2007, under which we repurchased a cumulative total of 11.3 million shares of common stock for $350.0 million, including 4.8 million shares of common stock for $157.6 million repurchased during 2007. Under the 2007 Repurchase Program, we repurchased approximately 1.0 million shares of common stock for $18.5 million in 2007. During 2008 we completed the 2007 Repurchase Program, under which we repurchased a cumulative total of 4.8 million shares for $100.0 million, including 3.8 million shares we repurchased for $81.5 million in 2008. During 2009, we repurchased approximately 1.0 million shares for $25.0 million under the 2009 Repurchase Program.
     From January 1, 2010 through February 26, 2010, no repurchases were made under the 2009 Repurchase Program.
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
     In 2009, our patent litigation and arbitration costs decreased to $16.3 million from $34.0 million and $38.6 million in 2008 and 2007, respectively. This represented 29% of our 2009 total patent administration and licensing costs of $56.1 million. Patent litigation and arbitration costs will vary depending upon activity levels and it is likely they will continue to be a significant expense for us in the future.
Comparability of Financial Results
When comparing 2009 financial results against other periods, the following item should be taken into consideration:
•	Our 2009 revenue included $3.0 million of royalties related to past sales recognized in connection with a new licensee and the resolution of an audit of one of our licensees.

•	Our 2009 operating expense included a $38.6 million repositioning charge in connection with our first quarter 2009 decision to cease further product development of our SlimChip™ modern technology.

•	Our 2009 operating expenses are net of the reversal of $2.3 million of compensation expense that was originally recorded in 2008. The adjustment was based on our revised expectations for the anticipated payout associated with a long-term performance-based incentive program. This adjustment reduced 2009 development expense, selling, general and administrative expense, and patent licensing and arbitration costs by $1.4 million, $0.6 million, and $0.3 million, respectively.

•	Our 2009 selling, general and administrative expense is net of the reversal of $1.5 million of bad debt expense. The reversal related to the collection of $1.5 million accounts receivable for which we had established a full reserve in prior periods.

•	Our 2009 income tax expense is net of a $16.4 million tax benefit that relates to our plan to amend our U.S. federal income tax returns for prior years to switch the foreign tax payments we made during those years from deductions to foreign tax credits. Our recognition of this tax benefit is based upon the benefit being more likely than not to be sustainable upon audit by the relevant tax authority. The process to amend these returns is complicated and involves tax treaty procedures for both U.S. and foreign tax authorities. It is possible that at the conclusion of this process, the $16.4 million benefit may not be realized in full or in part, or that we may realize a benefit of up to $19.1 million.

•	Our 2009 Interest and investment (loss ) income includes a $3.9 million charge to reduce the carrying value of our investment in Kineto Wireless to approximately $1.0 million.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are based on the selection and application of accounting principles, generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements and are included in Item 8 of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions existed, our financial results could have been materially different.
Revenue Recognition
     We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements, and settlement of outstanding patent litigation. Due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may often be recognized over the performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.
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
Patent License Agreements
     Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance for revenue arrangements with multiple deliverables and the guidance for revenue recognition. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:
Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive consideration for prior sales in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.
Fixed Fee Royalty Payments: These are up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement for a specified time period or for the term of the agreement for specified products, under certain patents or patent claims, for sales in certain countries, or a combination thereof — in each case for a specified time period (including for the life of the patents licensed under the agreement). We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.
Prepayments: These are up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected sales of covered products in future periods. Our licensees’ obligations to pay royalties typically extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.
Current Royalty Payments: These are royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period.
     Licensees that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. We recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is very limited.
     The exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. From time-to-time, licensees will not report revenues in the proper period, most often due to legal disputes. When this occurs, the timing and comparability of royalty revenue could be affected.
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
Technology Solutions Revenue
     Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the original and revised guidance for software revenue recognition. When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance for construction-type and certain production-type contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs, and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.
     We recognize revenues associated with engineering service arrangements that are outside the scope of the accounting guidance for construction-type and certain production-type contracts on a straight-line basis, unless evidence suggests that the revenue is earned in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred labor hours and total estimated labor hours or other measures of progress, if available. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined.
     When technology solutions agreements include royalty payments, we recognize revenue from the royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements.
Compensation Programs
     We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, restricted stock unit (“RSU”) awards for non-managers and a long-term compensation program (“LTCP”) for managers that includes both time-based and performance-based RSUs and a performance-based cash incentive component. The LTCP is designed to alternate between RSU and cash cycles, each of which cover a three-year period and can overlap with another cycle by as many as two years. The cycles relevant to the 2007 – 2009 reporting period are:
•	Cash Cycle 2a: A long-term performance cash incentive covering the period July 1, 2005 through December 31, 2008;

•	RSU Cycle 2: RSUs granted on January 1, 2005, which vest on or before January 1, 2008;

•	RSU Cycle 3: RSUs granted on January 1, 2007, which vest on or before January 1, 2010;

•	Cash Cycle 3: A long-term performance cash incentive covering the period January 1, 2008 through December 31, 2010; and

•	RSU Cycle 4: RSUs granted on January 1, 2009, which vest on or before January 1, 2012.
     We recognized share-based compensation expense of $9.8 million, $5.1 million, and $9.8 million in 2009, 2008, and 2007, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted to managers under our LTCP. We also recognized $(0.1) million, $17.2 million, and $3.9 million of compensation expense in 2009, 2008, and 2007, respectively, related to the performance-based cash incentive under our LTCP. The 2009 amount includes a credit of $2.3 million to reduce the accrual rate for Cash Cycle 3 of our LTCP from 100% to 50% based on revised expectations for a lower payout. This $2.3 million adjustment related to the reduction of our accrual established in the prior year. The 2008 amount includes a fourth quarter charge of $9.4 million to increase our accrual for Cash Cycle 2a from the previously estimated payout of 100% to the actual payout of 175%. The increase in the incentive payout was driven by the Company’s success in achieving a number of key goals, including signing LG and Samsung, two of the top five cellular handset OEMs, to 3G licensing agreements. These licenses helped increase our share of the 3G market under license from approximately 20% to approximately 50%, and drove substantial positive operating cash flow over the period. Due to the 2009 credit to adjust the accrual rate on Cash Cycle 3 and the structure of the different cycles in the LTCP, we expect that 2010 expenses associated with the performance-based cash incentive and RSUs will be approximately $4.8 million more than 2009. However, the amount recorded could either increase or decrease dependent upon both the number of employees that qualify for the LTCP and our future assessment of the expected attainment of pre-established performance goals.
     At December 31, 2009, accrued compensation expense associated with the LTCP’s performance-based cash incentive was based on an estimated payout of 50% for Cash Cycle 3. Under the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based cash incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 2.5 percentage points with a maximum payout of 225% and no payout for performance that falls below 80% of target results. The following table provides examples of the performance-based cash incentive payout that would be earned based on various levels of goal achievement:

Goal
Achievement	Payout
less than 80%	0%
80%	50%
100%	100%
120%	150%
150% or greater	225%
     If we had assumed that goal achievement for Cash Cycle 3 was 100%, we would have accrued $9.2 million of related compensation expense through December 31, 2009. If we had assumed that goal achievement for Cash Cycle 3 would be either 120% or 80%, we would have accrued either $4.6 million more or less, respectively, of related compensation expense through December 31, 2009. However, our estimated accrual could either increase or decrease in the future dependent upon our assessment of the expected attainment against pre-established performance goals.
     During 2006, the equity component of the LTCP was amended such that, beginning with the January 1, 2007 grant, executives now receive 50% of their RSU grant as performance-based RSUs and 50% as time-based. Under the amendment, the Company’s managers now receive 25% of their RSU grant as performance-based RSUs and 75% as time-based.
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
     At December 31, 2009, we did not meet the criteria specified by the accounting guidance for stock-based compensation to accrue performance-based equity compensation associated with either the RSU Cycle 3 or RSU Cycle 4 grants. If we had met the criteria with 100% goal achievement, we would have accrued $5.0 million of related compensation expense through December 31, 2009. We will establish an accrual for the performance-based RSUs under RSU Cycle 4 in the future if our future assessment of the expected attainment against pre-established performance goals meets certain criteria for performance-based share compensation. RSU Cycle 3 ended on January 1, 2010 with less than 80% goal achievement.
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
     During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we are currently planning to amend our United States federal income tax returns for the periods 1999 — 2005 to reclaim the foreign tax payments we made during those periods from deductions to foreign tax credits. We have established a basis to support amending the returns and estimate that the maximum incremental benefit will be approximately $19.1 million. We recorded a net benefit of $16.4 million after establishing a $2.7 million reserve for related tax contingencies. The process to amend these returns is complicated involving tax treaty proceedings including both U.S. and foreign tax jurisdictions. It is possible that at the conclusion of this process the $16.4 million benefit we recognized may not be realized in full or in part or that we may realize the maximum benefit of $19.1 million.
     Between 2006 and 2009, we paid approximately $101.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
New Accounting Guidance
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance related to the determination as to whether instruments granted in share-based payment transactions are participating securities. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the earnings allocation in computing earnings per share computation pursuant to the two class method. We adopted this guidance on January 1, 2009 and, in accordance with this guidance, have retrospectively adjusted prior-period earnings per share data. The table below displays the “as previously reported” and “as adjusted” basic and diluted earnings per share for the years ended December 31, 2008 and 2007. Refer to the most recent form 10-Q quarterly filing for the quarterly basic and diluted earnings per share.

	For the Year Ended
	December 31,
	2008	2007
As previously reported:
Net income per share — basic	$0.58	$0.42
Net income per share — diluted	$0.57	$0.40

As adjusted:
Net income per share — basic	$0.58	$0.41
Net income per share — diluted	$0.57	$0.40
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
     In September 2009, the FASB finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. However, adoption was permitted as early as interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not yet adopted this guidance. Based upon our preliminary assessment of the impact of this guidance, we believe that revenue recognition may be accelerated in the future. We will continue to evaluate this guidance so that we can determine the impact on the Company’s financial condition and results of operations upon adoption.
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
FINANCIAL POSITION, LIQUIDITY, AND CAPITAL REQUIREMENTS
     Our primary sources of liquidity are cash and cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings, but have not had a significant debt or equity financing in over 10 years. Based on our past performance and current expectations, we believe our available sources of funds, including cash and cash equivalents and short-term investments and cash generated from our operations will be sufficient to finance our operations, capital requirements, and any stock repurchase programs that we may initiate in the next twelve months. Although our existing revenue streams have been affected by the recent global economic downturn, our near-term revenues are partially insulated from market swings since approximately 63% of our patent license revenues were based on fixed payments in 2009.
Cash and cash equivalents and short-term investments
     At December 31, 2009 and December 31, 2008, we had the following amounts of cash and cash equivalents and short-term investments (in thousands):

	December 31,
			Increase/
	2009	2008	(Decrease)
Cash and cash equivalents	$210,863	$100,144	$110,719
Short-term investments	198,943	41,516	157,427

Total Cash and cash equivalents and short-term investments	$409,806	$141,660	$268,146

     The increase in our cash and cash equivalents and short-term investments was primarily due to our receipts of the first two of four $100.0 million installments from Samsung under our recently signed patent license agreement and new prepayments from two existing licensees totaling $182.4 million. After using these and other receipts to fund our operations, working capital requirements, and share repurchases in 2009, we invested the excess in short-term investments.
Cash flows from operations
     We generated the following cash flows from our operating activities in 2009 and 2008 (in thousands):

	For the Year Ended December 31,
			Increase/
	2009	2008	(Decrease)
Cash flows from operating activities	$320,694	$85,811	$234,883
     The positive operating cash flow in 2009 arose principally from receipts of approximately $506.5 million related to patent licensing and technology solutions agreements. These receipts included the first two of four installments of $100.0 million from Samsung under our January 2009 license agreement. We also received prepayments of $182.4 million from two existing licensees, per-unit royalty payments of $73.0 million from other existing or new licensees, other fixed fee payments of $37.8 million, and cash receipts from our technology solutions customers totaling $13.3 million, primarily related to royalties associated with our SlimChip modem IP. These receipts, along with a $1.1 million increase in net working capital, were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges, and non-cash compensation) of $120.3 million, cash payments for foreign source withholding taxes of $40.9 million primarily related to Samsung and Pantech cash receipts, an estimated federal tax payment of $4.0 million, and a $21.8 million payment on long-term cash incentive plans.
     The positive operating cash flow in 2008 arose principally from receipts of approximately $275.3 million related to patent licensing and technology solution agreements. These receipts included the final $95.0 million payment from LG, a new prepayment of $29.6 million from an existing licensee, per-unit royalty payments of $83.2 million from other existing licensees, other fixed fee payments of $64.3 million, and cash receipts from our technology solutions totaling $3.2 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $158.0 million, cash payments for foreign source withholding taxes of $16.0 million, estimated federal income tax payments of $7.2 million, and $8.3 million of other changes in working capital during 2008.
Working capital
     We believe that working capital, adjusted to exclude cash and cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about assets and liabilities that may affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2009 and December 31, 2008 (in thousands):

	For the Year Ended December 31,
			Increase/
	2009	2008	(Decrease)
Current assets	$702,322	$241,021	$461,301
Current liabilities	(252,560)	(126,537)	(126,023)

Working capital	449,762	114,484	335,278

(Subtract) Add
Cash and cash equivalents	(210,863)	(100,144)	(110,719)
Short-term investments	(198,943)	(41,516)	(157,427)
Current portion of long-term debt	584	1,608	(1,024)

Current deferred revenue	193,409	78,646	114,763

Adjusted working capital	$233,949	$53,078	$180,871

     The $180.9 million increase in adjusted working capital from 2008 to 2009 is primarily due to our recently signed patent license agreement with Samsung. Our recognition of the last two installment payments under this agreement, one of which we received during first quarter 2010 and the other which is due from Samsung within the next twelve months, increased accounts receivable by $200.0 million. Deferred tax assets increased $19.5 million, primarily related to a timing difference in the recognition of deferred revenue for book and tax purposes. The decrease in accrued compensation related to first quarter 2009 payments against our long-term cash-incentive plan further contributed to the increase in adjusted working capital. These items were partially offset by an increase of $33.8 million in foreign taxes payable associated with the Samsung and Pantech license agreements and the increase of $3.7 million in other accrued expenses primarily attributable to accrued legal fees and accrued repositioning charges.
Cash Used in Investing and Financing Activities
     We used net cash from investing activities of $194.6 million in 2009 and we obtained net cash from investing activities of $2.6 million in 2008. We purchased $157.5 million of short-term marketable securities, net of sales, in 2009 and we sold $44.0 million of short-term marketable securities, net of purchases, in 2008. This increase in purchases was driven by higher cash receipts, as discussed above, and lower cash requirements due to our repositioning during 2009. Purchases of property and equipment and capitalized technology costs decreased to $5.1 million in 2009 from $12.6 million in 2008 due to the lower levels of development tools and engineering equipment needed in 2009 due to our cessation of further SlimChip product development. Investment costs associated with patents increased from $28.2 million in 2008 to $31.3 million in 2009 in connection with the continued growth of our patent portfolio.
     Net cash used in financing activities decreased $64.9 million primarily due to our reduced levels of stock repurchase activity in 2009. We also received $5.5 million and $2.4 million more in respective contributions from option exercises and tax benefits from share-based compensation as compared to the prior year.
Other
     Our combined short-term and long-term deferred revenue balance at December 31, 2009 was approximately $668.3 million, an increase of $408.6 million from December 31, 2008. We have no material obligations associated with such deferred revenue. In 2009, we recorded gross increases in deferred revenue of $633.7 million primarily related to the $400.0 million received or due from Samsung under the 2009 Samsung PLA license agreement signed in January 2009, $182.4 million in prepayments from two existing licensees, and $41.7 million of cash received or due and stock received from a new licensee. Prepayments are non-refundable payments towards a licensee’s future obligations to pay royalties, and typically cover 3 to 5 year periods. The gross increases in deferred revenue were partially offset by 2009 deferred revenue recognition of $181.7 million related to the amortization of fixed fee royalty payments, $43.4 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees), and the recognition of deferred revenue related to technology solutions agreements.
     Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the December 31, 2009 deferred revenue balance of $668.3 million by $193.3 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
     At December 31, 2009 and December 31, 2008, we had approximately 2.1 million and 2.9 million stock options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These stock options would generate $30.4 million and $38.9 million of cash proceeds to the Company if they were fully exercised.

Credit Facility
     In December 2005, we entered into a two year $60.0 million unsecured revolving credit facility (“Credit Agreement”). We did not borrow against the Credit Agreement during the initial two year term. In December 2007, we entered into an Amendment to Credit Agreement resulting in the continuation of our two year $60.0 million unsecured revolving credit facility through December 2009. In light of our current financial position and in connection with the reduction of recurring operating expenses expected to result from our repositioning plan, we elected to terminate our $60.0 million unsecured revolving credit agreement on April 2, 2009.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2009 (in millions):

	Payments Due by Period
		Less Than
	Total	1 year	1-3 Years	4-5 Years	Thereafter
Debt	$0.7	$0.2	$0.5	$—	$—
Capital lease obligations	0.3	0.3	—	—	—
Operating lease obligations	6.6	2.4	3.9	0.3	—
Purchase obligations (a)	6.6	6.6	—	—	—

Total contractual obligations	$14.2	$9.5	$4.4	$0.3	$—

(a)	Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.
Results of Operations
2009 Compared With 2008
Revenues
     The following table compares 2009 revenues to 2008 revenues (in millions):

	For the Year Ended
	December 31,
	2009	2008	Increase/ (Decrease)
Per-unit royalty revenue	$102.9	$120.6	$(17.7)	(15%)
Fixed fee amortized royalty revenue	181.7	86.5	95.2	110%
Past infringement and other royalties	3.0	9.4	(6.4)	(68%)

Total patent licensing royalties	287.6	216.5	71.1	33%
Technology solutions revenue	9.8	12.0	(2.2)	(18%)

Total revenue	$297.4	$228.5	$68.9	30%

     The $68.9 million increase in revenue in 2009 was primarily attributable to increased patent licensing royalties in 2009 compared to 2008. Patent licensing royalties increased $71.1 million in 2009, due to the addition of $102.9 million in fixed fee amortized royalty revenue from patent license agreements we signed with Samsung and Pantech in 2009. This increase was partially offset by a decrease in fixed fee revenues related to the expiration of certain smaller license agreements in 2009. Per-unit royalty revenues decreased $17.7 million, as a result of a decrease in per-unit royalty revenues which was primarily attributable to industry-wide declines in handset sales, specifically the softening market in Japan. Despite the overall decline in per-unit royalties, certain licensees with concentrations in the smartphone market reported increased royalties in 2009.
     The decrease in technology solutions revenue in 2009 was primarily attributable to engineering service fees earned in 2008 associated with our SlimChip modem IP, which did not recur during 2009. This decrease was partially offset by an increase in royalties earned on our SlimChip modem IP relating to our licensees’ product sales.

     In 2009 and 2008, 62% and 53% of our total revenues for the respective years were attributable to companies that individually accounted for 10% or more of these amounts. During 2009 or 2008 the following customers accounted for 10% or more of total revenues:

	For the Year Ended
	December 31,
	2009	2008
Samsung Electronics Company, Ltd.	33%	<10%
LG Electronics	19%	25%
Sharp Corporation	10%	16%
NEC Corporation	<10%	12%
Operating Expenses
     The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended
	December 31,
	2009	2008	(Decrease)/Increase
Selling, general and administrative	$24.8	$33.4	$(8.6)	(26%	)
Patent administration and licensing	56.1	63.5	(7.4)	(12%	)
Development	64.0	98.9	(34.9)	(35%	)
Repositioning	38.6	—	38.6	100%
Arbitration and litigation contingencies	—	(3.9)	3.9	(100%	)

Total operating expenses	$183.5	$191.9	$(8.4)	(4%	)

     Excluding $38.6 million repositioning charges in 2009 and $3.9 million non-recurring adjustments to arbitration and litigation contingencies in 2008, operating expenses decreased 26% to $144.9 million in 2009 from $195.8 million in 2008. The $50.9 million decrease was primarily due to (decreases)/increases in the following items (in millions):

(Decrease)/
2009	Increase
Patent litigation and arbitration	$(17.6)
Long-term cash incentives	(17.3)
Personnel-related costs	(8.5)
Consulting services	(6.2)
Depreciation and amortization	(6.1)
Reserve for uncollectible accounts	(4.5)
Engineering software and equipment maintenance	(2.3)
Other	(0.3)
Share-based compensation	4.7
Insurance reimbursement	7.2

Total decrease in operating expenses excluding repositioning charges and arbitration and litigation contingencies	(50.9)
Repositioning charge	38.6
Arbitration and litigation contingencies	3.9

Total decrease in operating expenses	$(8.4)

     Patent litigation and arbitration decreased primarily due to the resolution of our various disputes with Samsung and the third quarter 2008 resolution of the Nokia UK disputes. The decrease in long-term cash incentive cost resulted primarily from a 2008 charge of $9.4 million to increase our accrual for Cash Cycle 2a of our LTCP from the previously estimated payout of 100% to the actual payout of 175%. The decrease also resulted from our decision in 2009 to reduce the accrual rate for Cash Cycle 3 of our LTCP from 100% to 50%, based on our revised expectations for a lower payout. This $2.3 million adjustment related to the reduction of our accrual established in the prior year, reduced our 2009 development expense, selling, general and administrative expense and patent administration and licensing expense by $1.4 million, $0.6 million and $0.3 million, respectively. The balance of the decrease in long-term cash incentives and the increase in share-based compensation was due to the structure of our LTCP, which includes overlapping long-term cash incentive cycles in 2008 and overlapping RSU cycles in 2009. Due to the repositioning announced on March 30, 2009, we wrote-off a number of our fixed assets and associated accumulated depreciation used in the product business and decreased headcount by approximately 100 employees. As of result of these actions, depreciation and amortization, personnel-related costs, consulting services, and engineering software and equipment maintenance decreased approximately $23.1 million from the prior year. The decrease in bad debt expense was related to our partial collection of an overdue account receivable associated with our SlimChip modem IP. The related customer has agreed to a new payment schedule, and we may further reduce this reserve in future periods as the related payments are collected. The increase for the insurance reimbursement includes $7.2 million insurance receipts during 2008 to reimburse us for a portion of our defense costs in certain litigation with Nokia; there were no such receipts in 2009.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily attributable to the reduction of personnel-related costs ($1.1 million) due to the repositioning announced on March 30, 2009, the reduction in bad debt expense ($4.5 million) and the adjustment to the long-term cash incentive accrual.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the decrease in patent litigation and arbitration ($17.6 million) and the adjustment recorded to the long-term cash incentive accrual. These decreases were partially offset by the above-noted increase in insurance reimbursement ($7.2 million) and increased patent amortization and maintenance expense ($4.3 million).
Development Expense: The decrease in development expense was primarily due to the repositioning announced on March 30, 2009, and the adjustment to the long-term cash incentive accrual.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) have begun to expand our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology and have sought to monetize the product investment through technology licensing. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees across our three locations. We incurred a repositioning charge of $38.6 million in 2009.
Arbitration and Litigation Contingencies: In 2008, we recognized a non-recurring credit of $3.9 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the resolution of the UK matters.
Interest and Investment (Loss) Income, Net
     Net interest and investment (loss) income decreased $4.6 million or 135% from $3.4 million in 2008 to ($1.2) million in 2009. The decrease primarily resulted from a $3.9 million write-down in 2009 of our investment in Kineto Wireless (“Kineto”), as well as lower rates of return in 2009 as compared to 2008. This was partially offset by $0.6 million of interest income related to our 2009 settlement of litigation with the Federal Insurance Company during 2009.
Income Taxes
     Excluding our fourth quarter recognition of $16.4 million in foreign tax credits, our effective tax rate for 2009 was approximately 37.2% compared to 34.5% for 2008. This increase was driven by non-deductible impairment charges recognized in fourth quarter 2009 and the absence of a research and development credit for 2009.
2008 Compared With 2007
Revenues
     The following table compares 2008 revenues to 2007 revenues (in millions):

	For the Year Ended
	December 31,
	2008	2007	Increase/ (Decrease)
Per-unit royalty revenue	$120.6	$136.9	$(16.3)	(12%)
Fixed fee amortized royalty revenue	86.5	79.2	7.3	9%
Past infringement and other royalties	9.4	14.7	(5.3)	(36%)

Total patent licensing royalties	216.5	230.8	(14.3)	(6%)
Technology solutions revenue	12.0	3.4	8.6	253%

Total revenue	$228.5	$234.2	$(5.7)	(2%)

     The $5.7 million decrease in revenue in 2008 was primarily attributable to decreased patent licensing royalties in 2008 compared to 2007. The decline in patent licensing royalties was primarily due to the absence of 2G revenues from Sony Ericsson, along with the softening market in Japan. These decreases were partially offset by a $14.2 million increase from all other new and existing licensees.
     The $8.6 million increase in technology solutions revenue was primarily attributable to royalties and license fees associated with our SlimChip modem IP.
     In 2008 and 2007, 53% and 58% of our total revenue for the respective years, were attributable to companies that individually accounted for 10% or more of our total revenue. During 2008 and 2007, the following customers accounted for 10% or more of total revenues:

	For the Year Ended
	December 31,
	2008	2007
LG Electronics	25%	25%
Sharp Corporation	16%	19%
NEC Corporation	12%	14%
Operating Expenses
     The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended December 31,
	2008	2007	(Decrease)/Increase
Selling, general and administration	$33.4	$30.1	$3.3	11%
Patent administration and licensing	63.5	71.5	(8.0)	(11%)
Development	98.9	85.2	13.7	16%
Arbitration and litigation contingencies	(3.9)	24.4	(28.3)	(116%)

Total operating expenses	$191.9	$211.2	$(19.3)	(9%)

     Excluding changes of $28.3 million of non-recurring adjustments to arbitration and litigation contingencies, operating expenses increased from $186.8 million in 2007 to $195.8 million in 2008. The $9.0 million increase was primarily due to increases/(decreases) in the following items (in millions):

Long-term cash incentives	$13.3
Depreciation and amortization	6.2
Personnel-related costs	4.2
Reserve for uncollectible accounts	3.0
Insurance reimbursement	(5.5)
Patent litigation and arbitration	(4.6)
Share-based compensation	(4.3)
Patent maintenance	(1.3)
Other	(2.0)

Total increase in operating expenses excluding arbitration & litigation contingencies	9.0
Decrease in arbitration and litigation contingencies	(28.3)

Total decrease in operating expenses	$(19.3)

     The increase in long-term cash incentive cost resulted from a charge of $9.4 million to increase our accrual for Cycle 2a of our LTCP from the previously estimated payout of 100% to the actual payout of 175%. The balance of this increase and the decrease in share-based compensation were both due to the structure of our LTCP which resulted in overlapping RSU cycles in 2007 and overlapping performance-based cash incentive cycles in 2008. Patent amortization increased due to increased levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Other depreciation and amortization increased primarily due to acquisitions of tools and technology licenses over the last two years associated with our SlimChip product family. Personnel-related costs increased in 2008 primarily due to the addition of internal resources throughout 2007 for the development of our SlimChip product family and annual wage increases. The increase in the reserve for uncollectible accounts related to the establishment of a reserve against an account receivable associated with our SlimChip modem IP. The decrease for the insurance reimbursement includes $7.2 million insurance receipts during 2008 to reimburse us for a portion of our defense costs in certain litigation with Nokia. This reimbursement was $5.5 million greater than a related reimbursement recorded in 2007. Patent litigation and arbitration expenses decreased primarily due to the stay of the Nokia Delaware proceedings which was issued in December 2007 and the resolution of the Nokia UK disputes in July 2008. This decrease was partially offset by increased activity related to our USITC proceedings against Samsung and Nokia in 2008. The decrease in patent maintenance costs was due to a decline from the high level of patent reviews performed in 2007.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense in 2008 was primarily due to the reserve for uncollectable accounts ($3.0 million), long-term cash incentives ($4.0 million) and personnel related costs ($0.7 million). These increases were partially offset by a decrease in share-based compensation ($1.5 million) and reductions in the high levels of legal and consulting costs required to assist with our legal entity reorganization and strategic planning in 2007 ($1.0 million).
Patents Administration and Licensing Expense: The decrease in patent administration and licensing expense resulted from the insurance reimbursement ($5.5 million) and decreases in patent litigation and arbitration ($4.6 million) and patent maintenance ($1.3 million). These decreases were partially offset by an increase in patent amortization expense ($2.6 million) and long-term cash incentives ($0.7 million).
Development Expense: The increase in development expense was due to increases in long-term cash incentives ($8.6 million), depreciation and amortization ($4.5 million) and personnel-related costs ($3.0 million). These increases were partially offset by the decrease in share-based compensation ($3.1 million).
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
Interest and Investment Income (Loss), Net
     Net interest and investment income (loss) of $3.4 million in 2008 decreased $5.5 million or 62% from $8.9 million in 2007. The decrease primarily resulted from lower rates of return and lower investment balances in 2008 as compared to 2007, as well as a $0.7 million write-down of our investment in Kineto during 2008.
Income Taxes
     Our income tax provision for both 2008 and 2007 consisted of the statutory federal tax rate plus book-tax permanent differences related to the company’s research and development credits.

Expected Trends
     In first quarter 2010, we expect to report recurring revenues from existing agreements in the range of $78.0 million to $79.0 million. The expected range does not include any potential impact from additional new agreements that might be signed during first quarter 2010 or additional royalties identified in regularly conducted audits.
     We expect our effective tax rate in 2010 to return to levels slightly above the federal statutory rate of 35%. However, our effective tax rate could be affected by further adjustments to the carrying value of our foreign tax credits until the resolution of the related tax treaty proceedings. Such adjustments would be dictated by changes in facts and circumstances and are very difficult to predict.
     We continue to place substantial focus on renewing agreements that have or will expire and expanding our patent licensee base, both with the top tier handset manufactures and other market participants. In addition we are pursuing opportunities to license our modem IP which, if successful, could add incremental technology services revenue.
FORWARD-LOOKING STATEMENTS
     This Form 10-K, including Items 1 and 7, contains forward-looking statements. Words such as “expect,” “will,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “anticipate,” “future,” “target,” “goal,” “trend,” “seek to,” “seeking,” “will continue,” “outcome,” “predict,” “estimate,” “likely,” “in the event” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:
(i) Our strategy for achieving our goal of deriving revenue from every 3G mobile device sold.
(ii) Our belief that:
     (a) a number of our patented inventions are or may be essential, or may become essential, to products built to 2G and 3G cellular Standards and other Standards such as IEEE 802 and that companies making, using or selling products designed to operate in accordance with these Standards are required to take a license under our essential patents;
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
(x) Our plans to reinvest cash proceeds in our business or repurchase our common stock in lieu of paying cash dividends on our common stock.
(xi) Our effective tax rate in 2010 returning to levels slightly above the federal statutory rate of 35%.
     Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-K, including Item 1A, before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are made only as of the date of this Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Cash Equivalents and Investments
     The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash and cash equivalents, short-term and long-term investments in a variety of securities, including government obligations, corporate bonds, and commercial paper.
     Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $409.8 million at December 31, 2009. Our exposure to interest rate risks is not significant due to the short average maturity, quality, and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
     The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2009. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in millions)

	2010	2011	2012	2013	2014	Thereafter	Total
Money market and demand accounts	$133.0	$—	$—	$—	$—	$—	$133.0
Cash equivalents	$77.9	$—	$—	$—	$—	$—	$77.9
Short-term investments	$155.7	$26.9	$15.1	$0.6	$0.3	$0.3	$198.9
Interest rate	0.9%	0.3%	0.2%	0.0%	0.0%	0.0%	0.6%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Bank Liquidity Risk — As of December 31, 2009, we have approximately $133.0 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of our domestic financial institutions could significantly impact our ability to fund our operations in the short-term.
     Foreign Currency Exchange Rate Risk — We are exposed to risk from fluctuations in currencies, which might change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates might negatively affect our business due to a number of situations. Currently, our international licensing agreements are typically made in U.S. dollars and are generally not subject to foreign currency exchange rate risk. We do not engage in foreign exchange hedging transactions at this time.
     Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds, and commercial paper, are classified as available-for-sale with fair values of $198.9 million as of December 31, 2009.
     Credit Market Risk — Since September 2007, there has been a prolonged disruption in global financial markets that has led to a major crisis in debt and equity capital markets and a global economic recession. This period of economic weakness has impacted the value of most types of investment- and non-investment-grade bonds and debt obligations and mortgage and asset-backed securities. At December 31, 2009, we held a significant portion of our corporate cash in diversified portfolios of fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities, U.S. government and other securities that have been affected by these credit market concerns, but we have not had significant losses to date.
Long-Term Debt
     The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date
	December 31,
	(in millions)
					2014	Total
					and	Fair
	2010	2011	2012	2013	Beyond	Value

Debt obligation	$0.6	$0.3	$0.2	$—	$—	$1.1
Interest rate	6.71%	8.28%	8.28%	0.00%	0.00%	7.41%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2010

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	DECEMBER 31,	DECEMBER 31,
ASSETS	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$210,863	$100,144
Short-term investments	198,943	41,516
Accounts receivable, less allowances of $1,500 and $3,000	212,905	33,892
Deferred tax assets	68,500	49,002
Prepaid and other current assets	11,111	16,467

Total current assets	702,322	241,021

PROPERTY AND EQUIPMENT, NET	10,399	20,974
PATENTS, NET	119,170	102,808
INTANGIBLE ASSETS, NET	—	22,731
DEFERRED TAX ASSETS	31,652	7,724
OTHER NON-CURRENT ASSETS, NET	42,242	10,510

	203,463	164,747

TOTAL ASSETS	$905,785	$405,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$584	$1,608
Accounts payable	6,284	9,127
Accrued compensation and related expenses	10,592	33,038
Deferred revenue	193,409	78,646
Taxes payable	33,825	—
Other accrued expenses	7,866	4,118

Total current liabilities	252,560	126,537

LONG-TERM DEBT	468	1,321
LONG-TERM DEFERRED REVENUE	474,844	181,056
OTHER LONG-TERM LIABILITIES	8,376	9,194

TOTAL LIABILITIES	736,248	318,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 66,831 and 65,883 shares issued and 43,261 and 43,324 shares outstanding	668	659
Additional paid-in capital	491,068	471,468

Retained Earnings	246,771	159,515
Accumulated other comprehensive income	277	245

	738,784	631,887
Treasury stock, 23,570 and 22,559 shares of common held at cost	569,247	544,227

Total shareholders’ equity	169,537	87,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$905,785	$405,768

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007

REVENUES	$297,404	$228,469	$234,232

OPERATING EXPENSES:
Selling, general and administrative	24,777	33,452	30,052
Patent administration and licensing	56,127	63,492	71,475
Development	64,007	98,932	85,239
Repositioning	38,604	—	—
Arbitration and litigation contingencies	—	(3,940)	24,412

	183,515	191,936	211,178

Income from operations	113,889	36,533	23,054

OTHER (LOSS) INCOME:
Interest and investment (loss) income, net	(1,186)	3,429	8,949

Income before income taxes	112,703	39,962	32,003

INCOME TAX PROVISION	(25,447)	(13,755)	(11,999)

NET INCOME	$87,256	$26,207	$20,004

NET INCOME PER COMMON SHARE — BASIC	$1.98	$0.58	$0.41

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,295	44,928	47,766

NET INCOME PER COMMON SHARE — DILUTED	$1.95	$0.57	$0.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	44,080	45,794	49,078

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per-share data)

					Accumulated
			Additional		Other			Total	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Shares	Amount	Equity	Income

BALANCE, DECEMBER 31, 2006	64,393	$644	$445,930	$115,383	$(46)	13,046	$(286,435)	$275,476

Net income	—	—	—	20,004	—	—	—	20,004	$20,004
Net change in unrealized gain on short-term investments	—	—	—	—	252	—	—	252	252

Total Comprehensive Income									$20,256

Cumulative effect of adoption of FIN48				(2,079)				(2,079)
Exercise of Common Stock options	737	7	6,456	—	—	—	—	6,463
Sale of Common Stock under Employee Stock Purchase Plan	—	—	8	—	—	—	—	8
Issuance of Common Stock under Profit Sharing Plan	14	—	469	—	—	—	—	469
Issuance of Restricted Common Stock, net	148	2	395	—	—	—	—	397
Withheld for taxes on issuance of Restricted Common Stock	—	—	(1,865)	—	—	—	—	(1,865)
Tax benefit from exercise of stock options	—	—	5,123	—	—	—	—	5,123
Amortization of unearned compensation	—	—	9,083	—	—	—	—	9,083
Repurchase of Common Stock	—	—	—	—	—	5,749	(176,264)	(176,264)

BALANCE, DECEMBER 31, 2007	65,292	653	465,599	133,308	206	18,795	(462,699)	137,067

Net income	—	—	—	26,207	—	—	—	26,207	$26,207
Net change in unrealized gain on short-term investments	—	—	—	—	39	—	—	39	39

Total Comprehensive Income									$26,246

Exercise of Common Stock options	296	3	2,180	—	—	—	—	2,183
Issuance of Common Stock under Profit Sharing Plan	15	—	341	—	—	—	—	341
Issuance of Restricted Common Stock, net	280	3	527	—	—	—	—	530
Withheld for taxes on issuance of Restricted Common Stock	—	—	(3,155)	—	—	—	—	(3,155)
Tax benefit from exercise of stock options	—	—	1,502	—	—	—	—	1,502
Amortization of unearned compensation	—	—	4,474	—	—	—	—	4,474
Repurchase of Common Stock	—	—	—	—	—	3,764	(81,528)	(81,528)

BALANCE, DECEMBER 31, 2008	65,883	659	471,468	159,515	245	22,559	(544,227)	87,660

Net income	—	—	—	87,256	—	—	—	87,256	$87,256
Net change in unrealized gain on short-term investments	—	—	—	—	32	—	—	32	32

Total Comprehensive Income									$87,288

Exercise of Common Stock options	730	7	7,628	—	—	—	—	7,635
Issuance of Common Stock under Profit Sharing Plan	26	—	545	—	—	—	—	545
Issuance of Restricted Common Stock, net	192	2	(2)	—	—	—	—	—
Withheld for taxes on issuance of Restricted Common Stock	—	—	(1,725)	—	—	—	—	(1,725)
Tax benefit from exercise of stock options	—	—	3,881	—	—	—	—	3,881
Amortization of unearned compensation	—	—	9,273	—	—	—	—	9,273
Repurchase of Common Stock	—	—	—	—	—	1,011	(25,020)	(25,020)

BALANCE, DECEMBER 31, 2009	66,831	$668	$491,068	$246,771	$277	23,570	$(569,247)	$169,537

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,256	$26,207	$20,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,874	28,851	21,990
Deferred revenue recognized	(225,159)	(127,949)	(119,596)
Increase in deferred revenue	611,991	84,207	191,436
Deferred income taxes	(43,426)	1,842	(8,630)
Share-based compensation	9,789	5,101	9,820
Recognition of foreign tax credits	(16,400)	—	—
Impairment of long-term investment	3,926	745	—
Non-cash repositioning charges	30,568	—	—
Other	(155)	32	179
(Increase) decrease in assets:
Receivables	(179,013)	96,988	972
Deferred charges	4,371	3,077	3,299
Other current assets	2,965	3,198	(5,354)
(Decrease) increase in liabilities:
Accounts payable	(1,506)	(30,121)	26,127
Accrued compensation	(24,140)	14,998	3,018
Accrued taxes payable	33,005	(15,510)	8,632
Other accrued expenses	3,748	(5,855)	830

Net cash provided by operating activities	320,694	85,811	152,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(314,128)	(126,390)	(133,787)
Sales of short-term investments	156,608	170,417	146,581
Purchases of property and equipment	(4,024)	(5,651)	(13,826)
Capitalized patent costs	(31,285)	(28,217)	(23,852)
Capitalized technology license costs	(1,115)	(6,957)	(24,440)
Long-term investments	(650)	(651)	(5,000)

Net cash (used) provided by investing activities	(194,594)	2,551	(54,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants
and employee stock purchase plan	7,635	2,182	6,472
Payments on long-term debt, including capital lease obligations	(1,877)	(1,589)	(1,247)
Repurchase of common stock	(25,020)	(82,331)	(183,118)
Tax benefit from share-based compensation	3,881	1,502	5,123

Net cash used by financing activities	(15,381)	(80,236)	(172,770)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,719	8,126	(74,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,144	92,018	166,385

CASH AND CASH EQUIVALENTS, END OF PERIOD	$210,863	$100,144	$92,018

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$198	$2,449	$357

Income taxes paid, including foreign withholding taxes	$44,853	$23,125	$16,099

Non-cash investing and financing activities
Issuance of restricted common stock	$—	$530	$397

Issuance of common stock for profit sharing	$545	$341	$469

Accrued purchase of treasury stock	$—	$—	$803

Leased asset additions and related obligation	$—	$801	$3,392

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
1. BACKGROUND
     InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us,” or “our”) designs and develops advanced digital wireless technology solutions. We are developing technologies that may be utilized to extend the life of the current generation of products, may be applicable to multiple generational standards such as 3G, LTE, and LTE-A cellular standards, as well as IEEE 802 wireless standards, and may have applicability across multiple air interfaces. In conjunction with our technology development, we have assembled an extensive body of technical know-how, related intangible products, and a broad patent portfolio. We offer our products and solutions for license or sale to producers of wireless equipment and components and semiconductor companies.
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
Repositioning
     On March 30, 2009, we announced a repositioning plan that includes the expansion of our technology development and licensing business, the cessation of further product development of the SlimChip modem technology, and efforts to monetize the SlimChip technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $38.6 million during 2009. Of this amount, approximately $30.6 million represents long-lived asset impairments for assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the Company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $8.0 million of the repositioning charge represents cash obligations associated with severance and contract termination costs. Substantially all of the severance and related costs are scheduled to be paid within twelve months of the balance sheet date.
     We do not expect to incur any additional repositioning costs in conjunction with the wind-down activities related to our SlimChip product development.

     The following table provides information related to our 2009 repositioning charge and the related accrued liability for repositioning costs through December 31, 2009, which is included on our Balance Sheet within Other accrued expenses (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total
Expected repositioning charge	$30,568	$3,893	$4,143	$38,604

Repositioning Charge Recognized
Repositioning charge recognized during 2009	$30,568	$3,893	$4,236	$38,697
Adjustments recognized during 2009	—	—	(93)	(93)

Repositioning charge recognized through December 31, 2009	30,568	3,893	4,143	38,604

Accrued Liability for Repositioning Costs:
January 1, 2009	$—	$—	$—	$—
Amounts Accrued	—	3,893	4,143	8,036
Payments	—	(3,692)	(3,651)	(7,343)
Adjustments	—	—	(93)	(93)

December 31, 2009	$—	$201	$399	$600

Reclassifications
     Due to our repositioning announced on March 30, 2009, we reclassified our income statement presentation in order to align our operating expense classifications with our ongoing activities. We eliminated the General and administrative and Sales and marketing classifications within Operating Expenses and created the Selling, general and administrative classification. All costs previously reported under General and administrative have been reclassified to Selling, general and administrative, while Sales and marketing costs have been reclassified between Selling, general and administrative and Patent administration and licensing. Additionally, we have reclassified portions of our Development costs to Patent administration and licensing. The table below displays the “as previously reported” and “as reclassified” operating expenses for the years ended December 31, 2008 and 2007. Refer to the most recent form 10-Q quarterly filing for the quarterly operating expense reclassification table.

	Full Year	Full Year
	2008	2007
As previously reported:
Sales and marketing	$9,161	$7,828
General and administrative	26,576	24,210
Patent administration and licensing	58,885	67,587
Development	101,254	87,141
Arbitration and litigation contingencies	(3,940)	24,412
Repositioning	—	—

Total operating expense	$191,936	$211,178

As reclassified:
Selling, general and administrative	$33,452	$30,052
Patent administration and licensing	63,492	71,475
Development	98,932	85,239
Arbitration and litigation contingencies	(3,940)	24,412
Repositioning	—	—

Total operating expense	$191,936	$211,178

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The accompanying consolidated financial statements include all of our accounts and all entities which we have a controlling interest, which are required to be consolidated in accordance with the Generally Accepted Accounting Principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to patents, contingencies, revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.
Cash and Cash Equivalents and Short-Term Investments
     We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date. At December 31, 2009 and 2008, all of our short-term investments were classified as available-for-sale and carried at fair value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity. Net unrealized gains on short-term investments were $0.3 million at December 31, 2009. Realized gains and losses for 2009, 2008, and 2007 were as follows (in thousands):

Year	Gains	Losses	Net
2009	$181	$(104)	$77
2008	$132	$(222)	$(90)
2007	$112	$(366)	$(254)
     Cash and cash equivalents at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Money market and demand accounts	$132,968	$66,512
Commercial paper	77,895	20,224
U.S. government agency instruments	—	11,997
Repurchase agreements	—	1,411

	$210,863	$100,144

     Short-term investments as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Commercial Paper	$60,993	$4,450
U.S. government agency instruments	118,055	25,898
Corporate bonds	19,895	11,168

	$198,943	$41,516

     At December 31, 2009 and 2008, $155.7 million, and $17.0 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to five years.
Fair Value of Financial Assets
     Effective January 1, 2008, we adopted the provisions of the FASB’s fair value measurement guidance that relate to our financial assets and financial liabilities. We adopted the guidance related to non-financial assets and liabilities as of January 1, 2009. We use various valuation techniques and assumptions when measuring fair value of our assets and liabilities. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. This guidance established a hierarchy that prioritizes fair value measurements based on the types of input used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
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

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$132,968	$—	$—	$132,968
Commercial paper (b)	11,065	127,823	—	138,888
U.S. government agencies	27,095	90,960	—	118,055
Corporate bonds	7,026	12,869	—	19,895

	$178,154	$231,652	$—	$409,806

(a)	Included within cash and cash equivalents.

(b)	Includes $77.9 million of commercial paper that is included within cash and cash equivalents.
Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized while minor repairs and maintenance are charged to expense as incurred. Leases meeting certain capital lease criteria are capitalized and the net present value of the related lease payments is recorded as a liability. Amortization of capital leased assets is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms.
     Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
Internal-Use Software Costs
     We capitalize costs associated with software developed for internal-use that are incurred during the software development stage. Such costs are limited to expenses incurred after management authorizes and commits to a computer software project, believes that it is more likely than not that the project will be completed, the software will be used to perform the intended function with an estimated service life of 2 years or more, and the completion of conceptual formulation, design, and testing of possible software project alternatives (the preliminary design stage). Costs incurred after final acceptance testing has been successfully completed are expensed. Capitalized computer software costs are amortized over their estimated useful life of three years.

     All computer software costs capitalized to date relate to the purchase, development, and implementation of engineering, accounting, and other enterprise software.
Other-than-Temporary Impairments
     We review our investment portfolio during each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other-than-temporary. For non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our cost method investments we charge the impairment to Interest and investment (loss) income, net.
Investments in Other Entities
     We may make strategic investments in companies that have developed or are developing technologies that are complementary to our business. We account for our investments using either the cost or equity method of accounting. Under the cost method, we do not adjust our investment balance when the investee reports profit or loss but monitor the investment for an other-than-temporary decline in value. On a quarterly basis we monitor our investment’s financial position and performance to assess whether there are any triggering events or indicators present that would be indicative of an other-than-temporary impairment of our investment. When assessing whether an other-than-temporary decline in value has occurred, we consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts. Under the equity method of accounting we initially record our investment in the stock of an investee at cost, and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between our cost and underlying equity in net assets of the investee at the date of investment. The investment is also adjusted to reflect our share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. When there are a series of operating losses by the investee or when other factors indicate that a decrease in value of the investment has occurred which is other than temporary, we recognize an impairment equal to the difference between the fair value and the carrying amount of our investment. The carrying costs of our investments are included within Other Non-Current Assets on our Consolidated Balance Sheet.
     During 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). In first quarter 2008, we wrote-down this investment $0.7 million based on a lower valuation of Kineto. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. During 2009 we reassessed our investment in Kineto, and concluded that given their current financial position it was necessary to record an impairment of $3.9 million, which wrote down our carrying amount of our investment in Kineto to approximately $1.0 million at December 31, 2009. Due to the fact that we do not have significant influence over Kineto, we are accounting for this investment using the cost method of accounting.
     In September 2009, we entered into a worldwide patent licensing agreement with Pantech Co., Ltd. (“Pantech”) (formally known separately as Pantech Co., Ltd. and Pantech & Curitel Communications, Inc.). In exchange for granting Pantech the license, we received cash consideration and a minority equity interest in both Pantech Co., Ltd. and Pantech & Curitel Communications, Inc. Simultaneous with the execution of the patent license agreement, we executed a stock agreement to acquire a minority stake in Pantech using the Korean Won provided by Pantech with no participation at the board level or in management. Given that there are no observable inputs relevant to our investment in Pantech, we assessed pertinent risk factors, and reviewed a third-party valuation that used the discounted cash flow method, and incorporated illiquidity discounts in order to assign a fair market value to our investment. After consideration of the aforementioned factors, we valued our non-controlling equity interest in Pantech at $21.7 million. We are accounting for this investment using the cost method of accounting. As of December 31, 2009 there were no events which occurred or indicators present that would indicate that our investment described above was impaired.
     On December 17, 2009 we announced a multi-faceted collaboration agreement with Attila Technologies LLC. We will collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million to acquire a 7% minority stake. No other amounts were paid or are payable to Attila for the period ended December 31, 2009. Certain terms of the agreement afford us the ability to exercise significant influence over Attila; therefore we are accounting for this investment using the equity method of accounting.
Patents
     We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents.

The ten year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on separate analyses related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents thus far has been 15 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.
     Patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2009	2008
Weighted Average Estimated Useful Life (years)	10.8	10.9

Gross Patents	$190,370	$159,656
Accumulated amortization	(71,200)	(56,848)

Patents, net	$119,170	$102,808

     Amortization expense related to capitalized patent costs was $14.4 million, $11.9 million, and $9.3 million in 2009, 2008, and 2007, respectively. These amounts are recorded within Patent administration and licensing on the Consolidated Statement of Income.
     The estimated aggregate amortization expense for the next 5 years related to our patents balance as of December 31, 2009 is as follows (in thousands):

2010	$15,906
2011	15,646
2012	15,313
2013	14,699
2014	13,720
Intangible Assets
     We capitalize the cost of technology solutions and platforms we acquire or license from third parties when they have a future benefit and the development of these solutions and platforms is substantially complete at the time they are acquired or licensed.
     During 2009, in connection with our cessation of further product development of the SlimChip modem technology, we fully impaired our acquired intangible assets. In connection with this full impairment of our acquired intangible assets, the related cost and accumulated amortization were removed from our Balance Sheet. For further discussion of our 2009 Repositioning refer to the “Repositioning” section of Note 1, “Background", within the Notes to the Consolidated Financial Statements. At December 31, 2008, our intangible assets were offset by accumulated amortization of $11.6 million, and had a weighted average useful life of approximately 5 years. Our amortization expense related to these intangible assets was $2.3 million, $7.1 million, and $3.7 million in 2009, 2008, and 2007, respectively.
Contingencies
     We recognize contingent assets and liabilities in accordance with the guidance for contingencies. We do not include expected legal fees to defend ourselves in our accruals for contingent liabilities, as we expense legal fees in the periods in which the legal services are provided.
     In second quarter 2007, we recorded a $16.6 million charge to increase a $3.4 million contingent liability to $20.0 million. Subsequently, we had accrued post judgment interest expense totaling $0.7 million and $1.1 million during 2007 and 2008, respectively, and reported such interest expense within the Interest and investment (loss) income, net, line within our Consolidated Statements of Income. This contingency related to an arbitration with the Federal Insurance Company (“Federal”) over an insurance reimbursement agreement. In second quarter 2008, InterDigital deposited $23.0 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until decision by the Court of Appeals. The Federal dispute was settled and brought to an end on April 22, 2009, pursuant to a confidential agreement between the parties. In connection with the settlement, approximately $21.1 million of the bond was paid to Federal, and the balance of approximately $2.0 million, including interest, was reimbursed to InterDigital. In first quarter 2009, InterDigital recognized $0.6 million of interest income to adjust accrued interest expense in connection with the settlement.
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
Patent License Agreements
     Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance for revenue arrangements with multiple deliverables and revenue recognition. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:
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
Fixed Fee Royalty Payments: These are up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for a specified time period or for the term of the agreement for specified products, under certain patents or patent claims, for sales in certain countries, or a combination thereof — in each case for a specified time period (including for the life of the patents licensed under the agreement). We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.
Prepayments: Up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected sales of covered products in future periods. Our licensees’ obligations to pay royalties typically extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.
Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period.
     Licensees that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. We recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is very limited.
     The exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. From time-to-time, licensees will not report revenues in the proper period, most often due to legal disputes. When this occurs, the timing and comparability of royalty revenue could be affected.

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
Technology Solutions Revenue
     Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the guidance on software revenue recognition. When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance for construction-type and certain production-type contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.
     We recognize revenues associated with engineering service arrangements that are outside the scope of the accounting guidance for construction-type and certain production-type contracts on a straight-line basis, unless evidence suggests that the revenue is earned in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred labor hours and total estimated labor hours or other measures of progress, if available. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined.
     When technology solutions agreements include royalty payments, we recognize revenue from the royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements.
Deferred Charges
     From time to time, we use sales agents to assist us in our licensing activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements. We defer recognition of commission expense related to both prepayments and fixed fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In 2009, 2008, and 2007 we paid cash commissions of approximately less than $0.1 million, $0.1 million, and $1.7 million.
     Incremental direct costs incurred related to acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. We paid approximately $0.6 million of direct contract origination costs in 2009 in relation to our patent licensing agreement with Pantech. There were no direct contract origination costs incurred during 2008 or 2007.
     Deferred charges are recorded in our Balance Sheet within the following captions (in millions):

	December 31,
	2009	2008
Prepaid and other current assets
Deferred commission expense	$3.3	$3.4
Deferred contract origination costs	0.1	—
Other non-current assets
Deferred commission expense	1.7	4.9
Deferred contract origination costs	0.5	—
     Commission expense was approximately $3.4 million, $4.7 million, and $4.7 million in 2009, 2008, and 2007 respectively. Commission expense is included within the Patent administration and licensing expense. Deferred contract origination expense recognized in 2009 was less than $0.1 million and is included in Patent administration and licensing expense. There was no direct contract origination expense recognized during 2008 or 2007.
Research and Development
     Research and development expenditures are expensed in the period incurred, except certain software development costs which are capitalized between the point in time that technological feasibility of the software is established and the product is available for general release to customers. We did not have any such capitalized software costs in any period presented. Research, development and other related costs were approximately $64.0 million, $98.9 million, and $85.2 million in 2009, 2008, and 2007 respectively.
Compensation Programs
     We account for the compensation cost related to share-based transactions based on the fair values of the instruments issued and the estimated forfeitures of stock-based compensation awards. At December 31, 2009 and 2008, we have estimated the forfeiture rates for outstanding Restricted Stock Units (“RSUs”) to be between 0% and 23% over their lives of one to three years, depending upon the group receiving the grant and the specific terms of the award issued.
     In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance. We did not incur any net tax shortfalls in either 2009 or 2008.
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
     Our net accounts receivable are derived principally from patent license agreements and technology solutions. At December 31, 2009, one customer represented 94% of our net accounts receivable balance. At December 31, 2008, four customers represented 59%, 17%, 10%, and 10%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments approximate their fair values.
Impairment of Long-Lived Assets
     We evaluate long-lived and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We recorded an impairment of $30.6 million in 2009 related to the write-off of assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets. We did not have any long-lived asset impairments in 2008 or 2007. Refer to the “Repositioning” section of Note 1 for further information related to the 2009 impairment incurred as a result of the cessation of further product development of the SlimChip modem technology.

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
     During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we are currently planning to amend our United States federal income tax returns for the periods 1999 — 2005 to reclaim the foreign tax payments we made during those periods from deductions to foreign tax credits. We have established a basis to support amending the returns and estimate that the maximum incremental benefit will be approximately $19.1 million. We recorded a net benefit of $16.4 million after establishing a $2.7 million reserve for related tax contingencies. The process to amend these returns is complicated involving tax treaty proceedings including both U.S. and foreign tax jurisdictions. It is possible that at the conclusion of this process the $16.4 million benefit we recognized may not be realized in full or in part or that we may realize the maximum benefit of $19.1 million.
     Between 2006 and 2009, we paid approximately $101.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
Net Income Per Common Share
     Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	For the Year Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$87,256	$87,256	$26,207	$26,207	$20,004	$20,004
Less: income applicable to participating securities	(1,338)	(1,315)	(226)	(222)	(307)	(299)

Net income applicable to common shareholders	$85,918	$85,941	$25,981	$25,985	$19,697	$19,705

Denominator:

Weighted-average shares outstanding: Basic	43,295	43,295	44,928	44,928	47,766	47,766

Dilutive effect of stock options		785		866		1,312

Weighted-average shares outstanding: Diluted		44,080		45,794		49,078

Earnings Per Share:

Net income: Basic	$1.98	$1.98	$0.58	$0.58	$0.41	$0.41

Dilutive effect of stock options		(0.03)		(0.01)		(0.01)

Net income: Diluted		$1.95		$0.57		$0.40

     For the years ended December 31, 2009, 2008, and 2007, stock options to purchase approximately 0.6 million, 0.8 million and 0.5 million shares, respectively, of common stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted-average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive.
New Accounting Guidance
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued guidance related to the determination as to whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether such instruments are participating securities prior to vesting, which therefore would need to be included in the earnings allocation in computing earnings per share under the two-class method. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the earnings allocation in computing earnings per share pursuant to the two class method. We adopted this guidance on January 1, 2009 and, in accordance with this guidance, have retrospectively adjusted prior-period earnings per share data. The table below displays the “as previously reported” and “as adjusted” basic and diluted earnings per share for the years ended December 31, 2008 and 2007. Refer to the most recent form 10-Q quarterly filing for the quarterly basic and diluted earnings per share.

	For the Year Ended
	December 31,
	2008	2007
As previously reported:
Net income per share — basic	$0.58	$0.42
Net income per share — diluted	$0.57	$0.40

As adjusted:
Net income per share — basic	$0.58	$0.41
Net income per share — diluted	$0.57	$0.40
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
     In September 2009, the FASB finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. However, adoption was permitted as early as interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not yet adopted this guidance. Based upon our preliminary assessment of the impact of this guidance, we believe that revenue recognition may be accelerated in the future. We will continue to evaluate this guidance so that we can determine the impact on the Company’s financial condition and results of operations upon adoption.
3. GEOGRAPHIC/CUSTOMER CONCENTRATION
     We have one reportable segment. As of December 31, 2009, substantially all of our revenue was derived from a limited number of customers based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our customers and the total revenue derived from each country for the periods indicated (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Korea	$160,471	$59,164	$58,409
Japan	73,251	113,810	117,369
Canada	27,366	19,018	14,614
Taiwan	15,359	14,406	11,266
United States	10,499	10,947	6,720
Germany	10,393	6,106	1,255
Other Europe	65	1,628	24,599
Other Asia	—	3,390	—

Total	$297,404	$228,469	$234,232

     During 2009, 2008, and 2007, the following customers accounted for 10% or more of total revenues:

	2009	2008	2007
Samsung Electronics Company, Ltd.	33%	< 10%	< 10%
LG Electronics	19%	25%	25%
Sharp Corporation	10%	16%	19%
NEC Corporation	< 10%	12%	14%
     At December 31, 2009 and 2008, we held $9.6 million, or 92%, and $18.4 million or 88%, respectively, of our property and equipment in the United States net of accumulated depreciation. We also held $0.8 million and $2.6 million, respectively, of property and equipment, net of accumulated depreciation, in Canada.
4. SIGNIFICANT AGREEMENTS:
Samsung Settlement
     On January 14, 2009, we entered into a patent license agreement (the “2009 Samsung PLA”) with Samsung Electronics Co., Ltd. of Korea (“Samsung”) covering Samsung’s affiliates, including Samsung Electronics America, Inc. The agreement supersedes the terms of the binding term sheet signed in November 2008 by such parties and provides for the termination of the 1996 patent license agreement between us. Under the terms of the agreement, Samsung has agreed to pay us $400.0 million in four equal installments over an 18-month period to resolve the outstanding arbitration disputes involving Samsung’s sale of 2G products, as well as the patent disputes over Samsung’s sales of 3G products. Following our January 30, 2009 receipt of Samsung’s first payment, the parties moved to end all litigation and arbitration proceedings ongoing between them as more fully discussed in the Note 8 “Litigation and Legal Proceedings.”
     Under the terms of the agreement, we have granted Samsung a royalty-bearing license covering Samsung’s sale of 3G products (including products built under both the WCDMA and cdma2000 standards and certain of their related extensions) through 2012, and a license covering Samsung’s sale of 2G single-mode TDMA-based products that will become paid-up in 2010.
     We recognize the revenue associated with the agreement on a straight-line basis from January 14, 2009 through the expiration of the agreement on December 31, 2012. The total amount of revenue recognized will include approximately $7.0 million of deferred revenue from our 1996 patent license agreement. During 2009, we received the first two of four $100.0 million installments from Samsung. The remaining two $100.0 million installments are due to us within the next twelve months and have been recorded in our accounts receivable as of December 31, 2009. We received the third $100.0 million installment in January 2010.

Pantech Agreement
     On September 21, 2009, we entered into a worldwide patent licensing agreement with Pantech Co., Ltd. (“Pantech”) (formally known separately as Pantech Co., Ltd. and Pantech & Curitel Communications, Inc.). In consideration for the license, Pantech agreed to pay royalties in the amount of $90.0 million plus the amount of Korean Won required to buy a predetermined amount of equity in the company. Due to currency exchange rate fluctuations, the amount of Korean Won that we ultimately received for the equity purchase translated to approximately $31.7 million on September 25, 2009, the date of payment, for a total of $121.7 million received or to be received from Pantech pursuant to the licensing agreement. In addition, Pantech will pay us additional royalties if designated sales thresholds are exceeded.
     Simultaneous with the execution of the patent license agreement, we executed a stock purchase agreement to acquire a minority stake in Pantech using the Korean Won provided by Pantech. In accordance with established fair value accounting guidance, we valued this equity investment at $21.7 million based on a third-party valuation of Pantech that used the discounted cash flow method and incorporated an illiquidity discount. As a result, this equity investment increased deferred revenue by $21.7 million.
     Due to the investment valuation, the minimum amount of revenue we expect to recognize over the life of this patent license agreement is $111.7 million. We will recognize this revenue on a straight-line basis from the inception of the agreement through December 31, 2016. See Note 2 “Summary of Significant Accounting Policies” for additional information regarding our accounting for our equity investment in Pantech.
5. PROPERTY AND EQUIPMENT

	December 31,
	(in thousands)
	2009	2008
Land	$695	$695
Building and improvements	7,402	7,264
Engineering and test equipment	7,651	29,409
Computer equipment	8,477	20,508
Computer software	14,789	26,013
Furniture and fixtures	1,175	4,543
Leasehold improvements	4,224	4,221

	44,413	92,653

Less: accumulated depreciation	(34,014)	(71,679)

	$10,399	$20,974

     Depreciation expense was $6.1 million, $9.9 million, and $8.9 million in 2009, 2008, and 2007, respectively. Depreciation expense included depreciation of computer software costs of $2.3 million, $3.2 million, and $2.5 million in 2009, 2008, and 2007, respectively. Accumulated depreciation related to computer software costs was $11.6 million and $20.8 million at December 31, 2009 and 2008, respectively.
6. OBLIGATIONS

	December 31,
	(in thousands)
	2009	2008
Credit facility	$—	$—
Mortgage debt	733	977
Capital leases	319	1,952

Total debt obligations	$1,052	$2,929
Less: Current portion	(584)	(1,608)

Long-term debt obligations	$468	$1,321

     In December 2005, we entered into a two-year $60.0 million unsecured revolving credit facility (“Credit Agreement”). We did not borrow against the Credit Agreement during the initial two-year term. In December 2007, we entered into an Amendment to Credit Agreement resulting in the continuation of our two year $60.0 million unsecured revolving credit facility through December 2009. In light of our financial position and in connection with the reduction of recurring operating expenses expected to result from our repositioning plan, we terminated our $60.0 million unsecured revolving credit agreement on April 2, 2009.
     During 1996, we purchased our King of Prussia, Pennsylvania, facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The carrying amount of the land and office building in King of Prussia was $1.5 million as of December 31, 2009.
     One capital software lease obligation is payable annually. All other capital lease obligations are payable in monthly installments. As of December 31, 2009, all capital leases had a weighted average interest rate of 5.41%. The net book value of software and equipment under capitalized lease obligations was $0.6 million at December 31, 2009 and $1.9 million at December 31, 2008.
     Maturities of principal of the long-term debt obligations as of December 31, 2009 are as follows (in thousands):

2010	$584
2011	288
2012	180
Thereafter	—

$1,052

7. COMMITMENTS
Leases
     We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $2.7 million, $3.1 million, and $4.0 million in 2009, 2008, and 2007, respectively. Minimum future rental payments for operating leases as of December 31, 2009 are as follows (in thousands):

2010	$2,393
2011	2,122
2012	1,569
2013	242
2014	252
Thereafter	—
8. LEGAL PROCEEDINGS
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
     On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the Commission. In the appeal, InterDigital can raise any of the issues raised in its August 31, 2009 petition, except for the construction of the term “synchronize,” on which the Commission took no position. The issue of validity, on which the Commission also took no position, likewise cannot be raised in this appeal. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief is due to be filed by March 12, 2010. Under the Federal Circuit’s rules, briefs by Nokia and the Commission must be filed within 40 days after service of InterDigital’s opening brief, absent any extension. InterDigital may then file a reply brief within 14 days after the last to be served of Nokia’s and the Commission’s briefs, absent any extension. The Court has not yet entered a schedule for oral argument.
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
     On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an Order staying the proceedings pending the full and final resolution of the Company’s USITC investigation against Nokia. Specifically, the full and final resolution of the USITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the USITC, and any appeals there from. Pursuant to the Order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.
     Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the Order does not affect any of the other legal proceedings between the parties, including the Nokia USITC Proceeding and Related Delaware District Court Proceeding.
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
9. INSURANCE REIMBURSEMENTS
          We did not receive any insurance reimbursements during 2009. However, during 2008 and 2007, we received payments from insurance providers of $7.2 million and $1.7 million, respectively, to reimburse us for portions of our defense costs in certain litigation with Nokia. These amounts reduced our Patent administration and licensing expenses in 2008 and 2007.

10. RELATED PARTY TRANSACTIONS
          A member of our board of directors is Chairman of the Advisory Board to a firm that provides us with consulting services. We paid this firm approximately $0.1 million, less than $0.1 million, and $0.3 million in 2009, 2008, and 2007 respectively. Our board member did not receive any direct compensation or commissions related to these engagements.
          On December 17, 2009 we announced a multi-faceted collaboration agreement with Attila Technologies LLC, a company in which we have a direct investment. We will collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million to acquire a 7% minority stake in Attila. No other amounts were paid or are payable to Attila for the period ended December 31, 2009.
11. COMPENSATION PLANS AND PROGRAMS
Equity Compensation Plans
     On June 4, 2009, the Company’s shareholders adopted and approved the 2009 Stock Incentive Plan (the “2009 Plan”), under which current or prospective officers and employees and non-employee directors, consultants and advisors can receive share-based awards such as RSUs, restricted stock, stock options and other stock awards. As of this date, no further grants were permitted under any previously existing stock plans (the “Pre-existing Plans”). We issue the share-based awards authorized under the 2009 Plan through a variety of compensation programs.
The following table summarizes changes in the number of equity instruments available for grant under the Company’s stock plan(s) for the current year:

Available for Grant
Balance at December 31, 2008	1,816
RSUs granted (a)	(1,028)
Options and RSUs canceled	205

Balance at June 3, 2009	993
June 4, 2009 Authorization (b)	2,114
RSUs granted (a)	(76)
Options and RSUs canceled	374

Balance at December 31, 2009	3,405

(a)	Includes performance-based RSUs.

(b)	On June 4, 2009, the Company’s shareholders adopted and approved the 2009 Plan. As of this date, no further grants were permitted under the Pre-Existing Plans, and all remaining equity instruments available for grant under the Pre-existing Plans became available for grant under the 2009 Plan.
Stock Options
     We have outstanding non-qualified stock options that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2009, our shareholders approved the 2009 Plan, which allows for the granting of incentive and non-qualified stock options, as well as other securities. The 2009 Plan authorizes the issuance of up to approximately 3.0 million shares of common stock. The administrator of the 2009 Plan, initially the Compensation Committee of the Board of Directors, determines the number of options to be granted. Under the terms of the 2009 Plan, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Under all of the plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time.
     Information with respect to current year stock options activity under the above plans is summarized as follows (in thousands, except per share amounts):

			Weighted
			Average
	Outstanding Options		Exercise
	Number	Price Range	Price
Balance at December 31, 2008	3,427	$0.01–39.00	$17.16
Canceled	(82)	27.26–39.00	37.89
Exercised	(730)	4.81–25.81	10.46

Balance at December 31, 2009	2,615	$0.01–39.00	$18.39

     The following table summarizes information regarding the stock options outstanding at December 31, 2009 (in thousands, except for per share amounts):

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
	and	Contractual	Exercise
Range of Exercise Prices	Exercisable	Life (years)*	Price

$0.01 — $9.00	285	11.66	$7.20
$9.03 — $9.60	298	1.99	9.59
$9.77 — $11.63	303	14.64	11.04
$11.69 — $13.19	385	1.43	12.45
$13.53 — $17.00	277	1.94	15.38
$17.08 — $20.19	264	2.44	18.51
$20.38 — $25.25	284	2.17	24.12
$25.34 — $31.81	97	2.8	27.24
$34.13 — $34.13	13	0.18	34.13
$39.00 — $39.00	409	0.04	39

$0.01 — $39.00	2,615	4.2	$18.39

*	We currently have approximately 213,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a Pre-existing Plan. For purposes of this table, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.25 and $11.63.
     The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was $11.2 million, $4.9 million, and $14.2 million, respectively. The total intrinsic value of our options outstanding at December 31, 2009 was $26.7 million. In 2009, we recorded cash received from the exercise of options of $7.6 million and tax benefits from option exercises and RSU vestings of $3.9 million. Upon option exercise, we issued new shares of stock.
     At December 31, 2009 and 2008, we had, respectively, approximately 2.1 million and 2.9 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the Company of $30.4 million and $38.9 million, respectively, if they had been fully exercised on those dates.
RSUs and Restricted Stock
     Under the 2009 Plan, we may issue up to approximately 3.0 million RSUs and/or shares of restricted stock to current or prospective officers and employees and non-employee directors, consultants and advisors. The RSUs vest over periods generally ranging from 0 to 3 years from the date of the grant. As of December 31, 2009 and 2008, we had issued approximately 3.8 million and 2.7 million RSUs, respectively, under the 2009 Plan and/or certain Pre-existing Plans. No further grants are allowed under the Pre-existing Plans. The related compensation expense is amortized over vesting periods that are generally from 0 to 3 years. As of December 31, 2009 and 2008, we had issued approximately 0.5 million and 0.5 million shares of restricted stock, respectively. At December 31, 2009 and 2008, we had unrecognized compensation cost related to share-based awards of $6.4 million and $2.8 million, respectively. We expect to amortize the unrecognized compensation cost at December 31, 2009 over a weighted average period of less than one year using an accelerated method.
     We grant RSUs as an element of compensation to all of our employees. RSU awards to our management personnel are primarily granted under our Long-Term Compensation Program (“LTCP”). The RSU awards vest over three years according to the following schedules:

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
     Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

		Weighted
	Number of	Average
	Unvested	Grant Date
	RSUs	Fair Value
Balance at December 31, 2008	695	$30.09
Granted**	1,104	26.91
Forfeited	(495)	30.8
Vested	(244)	23.17

Balance at December 31, 2009	1,060	$28.04

**	The number of RSUs presented as granted in 2009 includes approximately 0.5 million performance-based RSUs that may be satisfied with between 0 and 0.5 million shares of common stock on January 1, 2012, depending upon the company’s performance against previously established operating measures between the grant and end date for RSU Cycle 4.
     The total vest date fair value of our RSUs that vested in 2009, 2008, and 2007 was $6.3 million, $9.1 million, and $6.4 million, respectively.
Other RSU Grants
     We also grant RSUs to all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
Compensation Programs
     We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with Company performance. These programs include both cash components and share-based components. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the 2009 Plan discussed above. However, our board of directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future. We recognized $(0.1) million, $17.2 million, and $3.9 million of compensation expense in 2009, 2008, and 2007, respectively, related to the performance-based cash incentive component of our LTCP, discussed in greater detail below. During 2009, we adjusted our accrual rate from 100% to 50%, for the incentive period from January 1, 2008 through December 31, 2010, which resulted in a $2.3 million reduction of our accrual established in the prior year. This reduction was based on our revised expectations for the payout that will become due under this performance-based cash compensation program. The 2008 amount includes a fourth quarter 2008 charge of $9.4 million to increase our accrual for Cycle 2a from the previously estimated payout of 100% to the actual payout of 175%. The increase in the incentive payout was driven by the Company’s success in a number of key goals, including signing LG and Samsung, two of the top five cellular handset OEMs, to 3G licensing agreements. These licenses helped increase our share of the 3G market under license from approximately 20% to approximately 50%, and drove substantial positive operating cash flow over the period. We also recognized share-based compensation expense of $9.8 million, $5.1 million, and $9.8 million in 2009, 2008, and 2007, respectively. The majority of the share-based compensation expense, for all years, relate to RSU awards granted to managers under our LTCP.
LTCP
     The LTCP applies to all management personnel and includes a time-based RSU component, a performance-based RSU component and a performance-based cash incentive component. The LTCP was originally designed to alternate between RSU and cash cycles, each of which cover a three-year period and can overlap with another cycle by as many as two years. However, the first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (Cycle 1). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (Cycle 2). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3 1 / 2 year period from July 1, 2005 through January 1, 2009 (Cycle 2a), and authorized a prorated interim payment of approximately $0.9 million related to first half 2005. The third RSU cycle (RSU Cycle 3) began on January 1, 2007 and ran through January 1, 2010. The third performance-based cash award cycle (Cash Cycle 3) began on January 1, 2008 and runs through January 1, 2011. The fourth RSU cycle (RSU Cycle 4) began on January 1, 2009 and runs through January 1, 2012.
     During 2006, the LTCP was amended such that, beginning with the January 1, 2007 grant, executives now receive 50% of their RSU grant as performance-based RSUs and 50% as time-based. Under the amendment, the Company’s managers now receive 25% of their RSU grant as performance-based RSUs and 75% as time-based. In 2009, the Compensation Committee of the Board of Directors further amended the LTCP so that the Committee may pay up to 100% of any award under a cash cycle of the LTCP to any member of senior management in shares of restricted stock, at the Committee’s discretion and on an individual basis, as a means to increase the senior management member’s equity ownership in the Company.
Other RSU Grants
     We also grant RSUs to all non-management employees, all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
401(k) and Profit Sharing
     We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. The Company matches a portion of employee contributions. At its discretion, the Company may also make a profit-sharing contribution to our employees’ 401(k) accounts. In 2009, 2008, and 2007, we issued 25,563, 14,673, and 13,963 shares of common stock to satisfy our accrued obligations from the prior years of $0.6 million, $0.4 million, and $0.5 million related to our profit-sharing contributions to eligible employees under our Savings Plan.
Annual Bonus
     We have a performance-based annual bonus plan that is applicable to all employees. For awards earned in the years 1999 through 2007, members of senior management were paid 30% of their bonus in shares of restricted stock. Receiving a portion of their annual bonus in the form of equity served to align more closely senior management’s interests with those of our shareholders. These shares had full voting power, the right to receive dividends and were not forfeitable, but were restricted as to their transferability for a two-year period. We issued zero, 27,166, and 11,765 shares of restricted stock in 2009, 2008, and 2007, respectively, to satisfy our accrued obligations from the prior years of $0.0 million, $0.5 million, and $0.4 million, respectively, under the limited restricted stock program of the annual bonus plan.
     During 2008, as part of its annual review of executive compensation, the Compensation Committee of the Board of Directors determined that the LTCP, which was introduced in 2004, provides an effective method for all management-level employees to increase their equity ownership in the Company. As a result, the Compensation Committee elected to amend the annual bonus plan as it relates to members of senior management, so that, with respect to the annual bonus awards earned in 2008, payouts would be 100% in cash. In 2009, the Compensation Committee further amended the annual bonus plan so that the Committee may pay up to 100% of the annual bonus of any member of senior management in shares of restricted stock, at the Committee’s discretion and on an individual basis, as a means to increase the senior management member’s equity ownership in the Company.
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
13. TAXES
     Our income tax (benefit) provision consists of the following components for 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Current
Federal	$(5,839)	$(4,012)	$4,797
State	37	—	—
Alternative minimum tax (AMT)	—	—	—
Foreign incomel tax	—	—	—
Foreign source withholding tax	40,997	15,925	15,832

	35,195	11,913	20,629

Deferred
Federal	909	8,267	(2,448)
Foreign source withholding tax	(12,316)	(6,182)	(6,182)
Reversal of valuation allowance	—	(243)	—
Increase in valuation allowance — Federal	1,659	—	—

	(9,748)	1,842	(8,630)

Total	$25,447	$13,755	$11,999

The deferred tax assets and liabilities are comprised of the following components at December 31, 2009 and 2008 (in thousands):

	2009
	Federal	State	Foreign	Total
Net operating losses	$—	$50,717	$—	$50,717
Deferred revenue, net	15,774	7,337	32,609	55,720
Foreign tax credits	—	—	—	—
Stock compensation	4,718	728	—	5,446
Patent amortization	7,740	1,195	—	8,935
Depreciation	1,535	237	—	1,772
Other accrued liabilities	4,544	701	—	5,245
Other employee benefits	972	150	—	1,122

	35,283	61,065	32,609	128,957
Less: valuation allowance	(1,659)	(60,821)	—	(62,480)

Net deferred tax asset	$33,624	$244	$32,609	$66,477

	2008
	Federal	State	Foreign	Total
Net operating losses	$—	$56,690	$—	$56,690
Deferred revenue, net	13,211	5,176	20,294	38,681
Foreign tax credits	—	—	—	—
Stock compensation	5,757	920	—	6,677
Patent amortization	6,177	987	—	7,164
Depreciation	1,526	244	—	1,770
Other accrued liabilities	8,390	1,341	—	9,731
Other employee benefits	1,128	180	—	1,308

	36,189	65,538	20,294	122,021
Less: valuation allowance	—	(65,295)	—	(65,295)

Net deferred tax asset	$36,189	$243	$20,294	$56,726

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Tax at U.S. statutory rate	$39,446	$13,987	$11,201
Foreign withholding tax, with no U.S. foreign tax credit	—	—	—
State tax provision	24	(243)	—
Change in federal and state valuation allowance	1,659	—	—
Adjustment to tax credits	(16,400)	(600)	728
Other	718	611	70

Total tax provision	$25,447	$13,755	$11,999

Valuation Allowances and Net Operating Losses
     We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the asset to offset future taxes. We believe it is more likely than not that the vast majority of our state deferred tax assets will not be utilized; therefore and we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2009.
     Under Internal Revenue Code Section 382, the utilization of a corporation’s net operating loss (“NOL”) carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year Loss NOL period. If it is determined that prior equity transactions limit our NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.
Uncertain Income Tax Positions
     We adopted the uncertain income tax position guidance on January 1, 2007. As a result of the implementation of this guidance, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including the effect of this cumulative adjustment, the gross amount of the Company’s unrecognized tax benefits as of December 31, 2009, 2008, and 2007 was $6.5 million, $4.4 million, and $4.4 million, respectively, that if recognized, would reduce the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.
     During 2007, we completed a tax study related to our research and development tax credits. As a result of this study, we reduced the gross amount of the related research and development tax credits by $3.0 million in third quarter 2007 when we filed our 2006 tax return. This reduction resulted in additional income tax expense of approximately $1.5 million and reduced our related reserve by $1.5 million. During 2007, we also filed our 2006 tax return which resulted in a reduction in certain other gross tax benefits of $0.3 million with an equal reduction to our reserve. During 2009, the company received a settlement offer from the Internal Revenue Service related to their 2006 Internal Revenue Service audit. The company has reclassified $0.6 million from the reserve to offset our current receivable, since we expect to pay this amount to the Internal Revenue Service. Additionally, during 2009 we increased our reserve by $2.7 million related to the recognition of a $19.1 million gross benefit for amending tax returns for the periods 1999 — 2005 to switch foreign tax payments made during that period from a deduction to a foreign tax credits. As of December 31, 2009, our reserve is $6.5 million, excluding accrued interest. We do not expect a material change in this estimate in the next twelve months, although a change is possible.
The following is a roll forward of our total gross unrecognized tax benefits for the fiscal years 2007 through 2009 (in thousands):

	2009	2008	2007
Balance as of January 1	$4,404	$4,404	$6,220
Tax positions related to current year:
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:	—
Additions	2,655	—	—
Reductions	—	—	(1,816)
Settlements	(600)	—	—
Lapses in statues of limitations	—	—	—

Balance as of December 31	$6,459	$4,404	$4,404

     Our policy is to recognize interest and or penalties related to income tax matters in income tax expense. In addition to the balance of unrecognized tax benefits in the above table, we have accrued related interest of $0.0 million and $0.2 million as of December 31, 2009 and 2008, respectively. Additionally in 2009, the company reversed into income $0.2 million of interest expense associated with uncertain tax positions. The accrued interest was not included in the reserve balances listed above.
     The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes, and income taxes from multiple state jurisdictions. The majority of our federal and state tax returns from 1990 through 2006 are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire between the current year and 2012.
     Currently the Company is under audit by the State of New York for tax years 2002 to 2005. The State is indicating the Company should have reported the prior year returns (and 2006 return) as a combined report instead of separate entity as the Company had filed. The Company has reviewed the findings of the State and believes that it is more likely than not that the Company will successfully sustain its separate company reporting and thus has not accrued any tax, interest or penalty exposure under the accounting for uncertain income tax position guidance.
Foreign Taxes
     We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2009, 2008, and 2007, we paid $40.9 million, $15.7 million, and $15.8 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation. At December 31, 2009, we accrued $33.8 million of foreign source withholding taxes payable associated with expected royalty payments from licensees and recorded corresponding deferred tax assets related to the expected foreign tax credits that will result from these payments.
     Between 1999 and 2005 we paid approximately $29.3 million of foreign taxes. During this period we were in a net operating loss position for U.S. federal income tax purposes and elected to deduct these foreign tax payments as expenses on our United States federal income tax returns rather than take them as foreign tax credits. We elected this strategy because: a) we had no United States cash tax obligations at the time and b) net operating losses can be carried forward significantly longer than foreign tax credits. We utilized most of our net operating losses in 2006 and began to generate United States cash tax obligations. At that time, we began to treat our foreign tax payments as foreign tax credits on our United States federal income tax return.
     During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we are currently planning to amend our United States federal income tax returns for the periods 1999 — 2005 to reclaim the foreign tax payments we made during those periods from deductions to foreign tax credits. We have established a basis to support amending the returns and estimate that the maximum incremental benefit will be approximately $19.1 million. We recorded a net benefit of $16.4 million after establishing a $2.7 million reserve for related tax contingencies. The process to amend these returns is complicated, involving tax treaty proceedings including both U.S. and foreign tax jurisdictions. It is possible that at the conclusion of this process the $16.4 million benefit we recognized may not be realized in full or in part or that we may realize the maximum benefit of $19.1 million.
     Between 2006 and 2009, we paid approximately $101.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
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
     We completed the 2006 Repurchase Program in first half 2007, under which we repurchased a cumulative total of 11.3 million shares of common stock for $350.0 million, including 4.8 million shares of common stock for $157.6 million repurchased during 2007. Under the 2007 Repurchase Program, we repurchased approximately 1.0 million shares of common stock for $18.5 million in 2007. During 2008 we completed the 2007 Repurchase Program, under which we repurchased a cumulative total of 4.8 million shares for $100.0 million, including 3.8 million shares we repurchased for $81.5 million in 2008. During 2009, we repurchased approximately 1.0 million shares for $25.0 million under the 2009 Repurchase Program.
     From January 1, 2010 through February 26, 2010, no repurchases were made under the 2009 Repurchase Program.
Common Stock Warrants
     As of December 31, 2009 and December 31, 2008 we had no warrants outstanding.
15. SELECTED QUARTERLY RESULTS (Unaudited)
     The table below presents quarterly data for the years ended December 31, 2009 and 2008:

(in thousands, except per share amounts,
unaudited)	First	Second	Third	Fourth
2009:
Revenues	$70,561	$74,928	$75,486	$76,429
Net (loss) income applicable to common shareholders (a)	$(8,686)	$26,445	$30,621	$38,876
Net (loss) income per common share — basic (d)	$(0.20)	$0.60	$0.70	$0.89
Net (loss) income per common share — diluted (d)	$(0.20)	$0.59	$0.69	$0.88

2008:
Revenues (b)	$56,027	$58,706	$55,059	$58,677
Net income applicable to common shareholders (c)	$7,317	$5,852	$9,209	$3,829
Net income per common share — basic (d)	$0.16	$0.13	$0.21	$0.09
Net income per common share — diluted (d)	$0.15	$0.13	$0.20	$0.09

(a)	In 2009, our income from operations included charges of $38.6 million associated with actions to reposition the Company’s operations. In fourth quarter 2009, our income tax provision included a benefit of approximately $16.4 million, primarily related to the fourth quarter recognition of foreign tax credits related to our 1999 — 2005 recognized revenue from our Japanese licensees.

(b)	During fourth quarter 2008, the company recognized $6.4 million of non-recurring revenue associated with a non-refundable prepayment, made in a prior period, by a licensee who has exited the handset business.

(c)	During first quarter 2008, the company recognized, on a pre-tax basis, a $6.9 million insurance reimbursement for portions of our defense costs in certain litigation with Nokia and a $1.2 million reduction in contingent liabilities associated with our U.K. II litigation. During third quarter 2008, the company recognized, on a pre-tax $2.7 million reduction in contingent liabilities also associated with our U.K. II litigation. During fourth quarter 2008, the company recognized, on a pre-tax basis, a $3.0 million charge to establish a reserve for uncollectable accounts and $9.4 million charge to adjust the accrual rate on its LTCP.

(d)	We adopted the guidance related to the determination as to whether instruments granted in share-based payment transactions are participating securities. We have restated all prior periods in accordance with the Standard. See Note 2 to our Consolidated Financial Statements for a further discussion on the adoption of this guidance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting at a reasonable assurance level.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8 in this Form 10-K.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during fourth quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is incorporated by reference to the information following the captions “Election of Director,” “EXECUTIVE OFFICERS,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Nominating and Corporate Governance Committee” and “Audit Committee” in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2010 annual meeting of shareholders (“Proxy Statement”).
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to the information following the captions “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement.
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
PART IV

Valuation Allowance for Deferred Tax Assets
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements.

The information required by this item begins on Page 50.

(2)	Financial Statement Schedules.

	Balance at Beginning
	of Period	Additions		Deductions		Balance at End of Period
Valuation Allowance for Deferred Tax Assets
2009	$65,295	$1,659	(d)	$(4,474	)(e)	$62,480
2008	$42,456	$23,082	(a)	$(243)		$65,295
2007	$34,110	$8,346	(a)	$—		$42,456

Reserve for Uncollectible Accounts
2009	$3,000	$—		$(1,500	)(c)	$1,500
2008	$—	$3,000	(b)	$—		$3,000
2007	$—	$—		$—		$—

(a)	The increase was necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The increase relates to the establishment of reserves against an account receivable associated with our SlimChip modem IP.

(c)	The decrease relates to the receipt of a payment against an account receivable associated with our SlimChip modem IP.

(d)	The increase was necessary to expense the tax benefit from capital losses incurred that are not expected to be utilized in the future.

(e)	The decrease was a reclassification to reduce the valuation allowance and the deferred tax assets for temporary differences in book and tax.

(3) Exhibits.
     See Item 15(b) below.

Exhibit
(b)	Number	Exhibit Description
	*2.1	Plan of Reorganization by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007 (Exhibit 2.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*2.2	Agreement and Plan of Merger by and among InterDigital Communications Corporation, InterDigital, Inc. and ID Merger Company dated July 2, 2007 (Exhibit 2.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	*3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008).

	*4.1	Rights Agreement between InterDigital, Inc. and American Stock Transfer & Trust Co., dated July 2, 2007. (Exhibit 4.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

Technology-Related Contracts

	*10.1	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to InterDigital’s Current Report on Form 8-K/A dated July 2, 2003).

	*10.2	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to InterDigital’s Current Report on Form 8-K/A dated July 2, 2003).

	*10.3	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to InterDigital’s Current Report on Form 8-K dated February 21, 2003). (Confidential treatment has been requested for portions of this agreement.)

	*10.4	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation of Japan (Sharp) (Exhibit 10.57 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

	*10.5	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8-K/A dated July 2, 2003).

	*10.6	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to InterDigital’s Current Report on Form 8-K dated February 21, 2003). (Confidential treatment has been requested for portions of this agreement.)

	*10.7	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to InterDigital’s Current Report on Form 8-K dated February 21, 2003). (Confidential treatment has been requested for portions of this agreement.)

	*10.8	Amendment to Patent License Agreement effective January 1, 2007, by and between ITC and NEC Corporation (Exhibit 10.92 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007). (Confidential treatment has been requested for portions of this agreement.)

Exhibit
(b)	Number	Exhibit Description
	*10.9	Wireless Patent License Agreement by and between InterDigital Group and LG Electronics, Inc. dated January 1, 2006 (Exhibit 10.82 to InterDigital’s Quarterly Report on Form 10-Q dated May 10, 2006). (Confidential treatment has been requested for portions of this agreement.)

	*10.10	Arbitration Settlement Agreement by and between InterDigital Communications Corporation, InterDigital Technology Corporation and Nokia Corporation dated April 26, 2006 (Exhibit 10.83 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006). (Confidential treatment has been requested for portions of this agreement.)

	*10.11	Patent License and Settlement Agreement by and between InterDigital Technology Corporation, Tantivy Communications, Inc., IP Licensing, Inc. and InterDigital Patent Holdings, Inc. and Samsung Electronics Co., Ltd. effective as of November 24, 2008 (Exhibit 10.18 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2008). (Confidential treatment has been requested for portions of this agreement.)

Real Estate Leases

	*10.12	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

	*10.13	Third Modification to Lease Agreement effective June 1, 2006 by and between InterDigital and Huntington Quadrangle 2 (successor to We’re Associates Company). (Exhibit 10.18 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2006).

Benefit Plans

	†*10.14	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

	†*10.15	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.16	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.17	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

	†*10.18	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.19	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.20	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997).

	†*10.21	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999).

	†*10.22	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.23	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.24	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

Exhibit
(b)	Number	Exhibit Description
	†*10.25	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.26	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.27	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.28	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.29	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.30	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.31	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Periodically Awarded to Members of the Board of Directors] (Exhibit 10.64 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.32	1999 Restricted Stock Plan, Form of Restricted Stock Agreement [Awarded to Executives and Management as Part of Annual Bonus] (Exhibit 10.65 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.33	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.34	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.35	1999 Restricted Stock Plan, Form of Restricted Stock Unit Award Agreement (Exhibit 10.86 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

	†*10.36	1999 Restricted Stock Plan, Form of Restricted Stock Unit Award Agreement, as amended December 14, 2006 (Exhibit 10.58 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006).

	†*10.37	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.38	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.39	2000 Stock Award and Incentive Plan, Form of Option Agreement [Director Awards] (Exhibit 10.66 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.40	2000 Stock Award and Incentive Plan, Form of Option Agreement [Executive Awards] (Exhibit 10.67 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.41	2000 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.68 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.42	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2002).

Exhibit
(b)	Number	Exhibit Description
	†*10.43	2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003).

	†*10.44	2002 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.87 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

	†*10.45	2002 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.69 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.46	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital’s Registration Statement on Form S-8 filed with the SEC on June 4, 2009).

	†*10.47	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Discretionary Award) (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated June 9, 2009).

	†*10.48	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Discretionary Award) (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated June 9, 2009).

	†*10.49	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors — Annual Award) (Exhibit 10.4 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).

	†*10.50	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors — Election Award) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).

	†*10.51	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Nonemployee Directors) (Exhibit 10.6 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).

	†*10.52	2009 Stock Incentive Plan, Term Sheet for Restricted Stock (Supplemental Award) (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated January 22, 2010).

	†*10.53	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock (Supplemental Award) (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated January 22, 2010).

	†*10.54	Annual Employee Bonus Plan, as amended December 15, 2006 (Exhibit 10.57 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006).

	†*10.55	Annual Employee Bonus Plan, as amended June 2009 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).

	†*10.56	Annual Employee Bonus Plan, as amended September 2009 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated November 2, 2009).

	†10.57	Annual Employee Bonus Plan, as amended December 31, 2009 (filed herewith).

	†*10.58	Long-Term Compensation Program, as amended December 2004 (Exhibit 10.55 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2004).

	†*10.59	Long-Term Compensation Program, as amended April 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

	†*10.60	Long-Term Compensation Program, as amended June 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

	†*10.61	Long-Term Compensation Program, as amended September 2008 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated November 4, 2008).

	†*10.62	Long-Term Compensation Program, as amended June 2009 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).

	†10.63	Long-Term Compensation Program, as amended December 2009 (filed herewith).

Exhibit
(b)	Number	Exhibit Description
	†*10.64	Restricted Stock Unit Award Agreement with Harry G. Campagna dated February 4, 2005 (Exhibit 10.73 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

	†*10.65	Compensation Program for Outside Directors, as amended January 2006 (Incorporated from Item 1.01 of InterDigital’s Current Report on Form 8-K dated January 18, 2006).

	†*10.66	Compensation Program for Outside Directors, as amended June 2009 (Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).

	†*10.67	Compensation Program for Outside Directors, as amended January 2010 (filed herewith).

Employment-Related Agreements

	†*10.68	Indemnity Agreement dated as of March 19, 2003 by and between the Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Steven T. Clontz, Edward B. Kamins, John A. Kritzmacher, Mark A. Lemmo, Scott A. McQuilkin, William J. Merritt, William C. Miller, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2003).

	†*10.69	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

	†*10.70	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

	†*10.71	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

	†*10.72	Amended and Restated Employment Agreement dated May 16, 2005, by and between William J. Merritt and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 16, 2005).

	†*10.73	Amendment and Assignment of Employment Agreement dated as of July 2, 2007 by and among InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendment and Assignment of Employment Agreements dated as of July 2, 2007 which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: William J. Merritt, William C. Miller, Mark A. Lemmo and Lawrence F. Shay, respectively) (Exhibit 10.89 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	†*10.74	Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: Steven T. Clontz, Edward B. Kamins, Mark A. Lemmo, William J. Merritt, William C. Miller, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.90 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	†*10.75	Employment Agreement dated July 9, 2007 by and between InterDigital, Inc. and Scott A. McQuilkin (Exhibit 10.91 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).

	†*10.76	Amendment to Amended and Restated Employment Agreement dated as of November 17, 2008 by and between InterDigital, Inc. and William J. Merritt (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendments to Employment Agreement dated as of November 17, 2008, which are substantially identical in all material respects, except as to the parties thereto, by and between InterDigital, Inc. and the following individuals, were not filed: Mark A. Lemmo, Scott A. McQuilkin, William C. Miller and Lawrence F. Shay) (Exhibit 10.70 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
(b)	Number	Exhibit Description
	21	Subsidiaries of InterDigital.

	23.1	Consent of PricewaterhouseCoopers LLP.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott A. McQuilkin.

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.
(c) None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL, INC.
Date: February 26, 2010	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2010	/s/ Steven T. Clontz
Steven T. Clontz, Chairman of the Board of Directors

Date: February 26, 2010	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: February 26, 2010	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 26, 2010	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 26, 2010	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2010	/s/ Scott A. McQuilkin
Scott A. McQuilkin, Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2010	/s/ Richard J. Brezski
Richard J. Brezski, Chief Accounting Officer