Form 10-Q
period 2010-03-31
InterDigital, Inc.
filed 2010-04-29
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	43,970,032

Title of Class	Outstanding at April 26, 2010

INTERDIGITAL, INC. AND SUBSIDIARIES
INDEX
InterDigital® is a registered trademark and SlimChipTM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,368	$210,863
Short-term investments	268,020	198,943
Accounts receivable, less allowances of $1,500	148,809	212,905
Deferred tax assets	49,714	68,500
Prepaid and other current assets	13,792	11,111

Total current assets	694,703	702,322

PROPERTY AND EQUIPMENT, NET	9,597	10,399
PATENTS, NET	121,771	119,170
DEFERRED TAX ASSETS	57,888	31,652
OTHER NON-CURRENT ASSETS, NET	42,132	42,242

	231,388	203,463

TOTAL ASSETS	$926,091	$905,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$300	$584
Accounts payable	8,735	6,284
Accrued compensation and related expenses	12,247	10,592
Deferred revenue	181,441	193,409
Taxes payable	48,643	33,825
Other accrued expenses	8,024	7,866

Total current liabilities	259,390	252,560

LONG-TERM DEBT	398	468
LONG-TERM DEFERRED REVENUE	434,030	474,844
OTHER LONG-TERM LIABILITIES	5,106	8,376

TOTAL LIABILITIES	698,924	736,248

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 0 and 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 67,479 and 66,831 shares issued and 43,909 and 43,261 shares outstanding	675	668
Additional paid-in capital	499,891	491,068
Retained Earnings	295,598	246,771
Accumulated other comprehensive income	250	277

	796,414	738,784
Treasury stock, 23,570 shares of common held at cost	569,247	569,247

Total shareholders’ equity	227,167	169,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$926,091	$905,785

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009
REVENUES	$116,187	$70,561

OPERATING EXPENSES:
Selling, general and administrative	7,519	8,254
Patent administration and licensing	17,823	12,137
Development	16,164	26,870
Repositioning	—	37,063

	41,506	84,324

Income (loss) from operations	74,681	(13,763)

OTHER INCOME:
Interest and investment income, net	600	829

Income (loss) before income taxes	75,281	(12,934)

INCOME TAX (PROVISION) BENEFIT	(26,454)	4,248

NET INCOME (LOSS)	$48,827	$(8,686)

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$1.11	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,614	43,501

NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$1.09	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	44,237	43,501

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,827	$(8,686)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,482	8,217
Deferred revenue recognized	(61,357)	(52,819)
Increase in deferred revenue	8,575	300,000
Deferred income taxes	(7,450)	(53,922)
Share-based compensation	1,442	2,919
Non-cash repositioning charges	—	30,568
Other	8	(74)
Decrease (increase) in assets:
Receivables	64,096	(190,821)
Deferred charges	(3,417)	106
Other current assets	856	895
Increase (decrease) in liabilities:
Accounts payable	2,467	856
Accrued compensation	(1,803)	(25,877)
Accrued taxes payable	14,818	33,000
Other accrued expenses	158	6,669

Net cash provided by operating activities	72,702	51,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(190,264)	(52,771)
Sales of short-term investments	121,141	13,716
Purchases of property and equipment	(442)	(1,462)
Capitalized patent costs	(6,855)	(6,318)
Capitalized technology license costs	—	(126)

Net cash (used) by investing activities	(76,420)	(46,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	6,595	873
Payments on long-term debt, including capital lease obligations	(354)	(338)
Tax benefit from share-based compensation	982	652

Net cash provided by financing activities	7,223	1,187

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,505	5,257

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	210,863	100,144

CASH AND CASH EQUIVALENTS, END OF PERIOD	$214,368	$105,401

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2010, and the results of our operations and cash flows for the three months ended March 31, 2010 and 2009. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (our “2009 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Reclassifications
     Due to our repositioning announced on March 30, 2009, we reclassified our income statement presentation in order to align our operating expense classifications with our ongoing activities. We eliminated the General and administrative and Sales and marketing classifications within Operating Expenses and created the Selling, general and administrative classification. All costs previously reported under General and administrative have been reclassified to Selling, general and administrative, while Sales and marketing costs have been reclassified between Selling, general and administrative and Patent administration and licensing. Additionally, we have reclassified portions of our Development costs to Patent administration and licensing. The table below displays our operating expenses as previously reported and as reclassified.

Three Months Ended
March 31, 2009
As previously reported:
Sales and marketing	$2,310
General and administrative	6,553
Patent administration and licensing	10,844
Development	27,554
Repositioning	37,063

Total operating expense	$84,324

As reclassified:
Selling, general and administrative	$8,254
Patent administration and licensing	12,137
Development	26,870
Repositioning	37,063

Total operating expense	$84,324

Change in Accounting Policies
     Except as discussed below, there have been no material changes in our existing accounting policies from the disclosures included in our 2009 Form 10-K.

New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
     In September 2009, the Financial Accounting Standards Board (“FASB”) finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. The new rules will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. However, adoption was permitted as early as the interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not yet adopted this guidance. Based upon our preliminary assessment of the impact of this guidance, we believe that revenue recognition may be accelerated in the future. We will continue to evaluate this guidance so that we can determine the impact on the Company’s financial condition and results of operations upon adoption.
Accounting Standards Updates: Fair Value Measurements
     In January 2010, the FASB issued authoritative guidance on improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Level 1 and 2 measurements and separate disclosures about activity relating to Level 3 measurements. In addition, this guidance clarifies existing fair value disclosures about the level of disaggregation and the input and valuation techniques used to measure fair value. The guidance only relates to disclosure and does not impact the Company’s consolidated financial statements. The Company adopted this guidance in first quarter of 2010. There was no significant impact to the Company’s disclosures upon adoption, as the Company does not have any such transfers.
2. SIGNIFICANT EVENTS:
     In first quarter 2010, we entered into a worldwide, non-exclusive patent licensing agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”). The patent licensing agreement covers the sale by CHMC of all wireless end-user terminal devices, compliant with 2G and 3G cellular standards through the earlier of June 30, 2010 or the establishment of the announced mobile phone handset joint venture involving NEC Corp., Casio Computer Co., and Hitachi Ltd. In addition, in first quarter 2010 we identified additional royalty obligations in a routine audit of an existing licensee. At March 31, 2010, we recorded accounts receivable of $36.0 million in connection with these two items and recognized revenue totaling $37.8 million, including $35.7 million related to past sales, in first quarter 2010. We expect to recognize the remaining $2.1 million of revenue and collect the $36.0 million receivable in second quarter 2010.
3. REPOSITIONING:
     On March 30, 2009, we announced a repositioning plan that included the expansion of our technology development and licensing business, the cessation of further ASIC development of our SlimChip modem and efforts to monetize the SlimChip technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $38.6 million during 2009, of which $37.1 million was recognized in first quarter 2009. Of the total charge of $38.6 million, approximately $30.6 million represents long-lived asset impairments for assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment, and other assets.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the Company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $8.0 million of the total repositioning charge represents cash obligations associated with severance and contract termination costs. Substantially all of the remaining severance and related costs are scheduled to be paid within twelve months of the current balance sheet date.
     We did not incur any additional repositioning charges in first quarter 2010, nor do we expect to incur any additional repositioning costs in the future in conjunction with the wind-down activities related to our SlimChip product development.
     The following table provides information related to our accrued liability for repositioning costs through March 31, 2010, which is included on our balance sheet within Other accrued expenses (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total
Accrued Liability for Repositioning Costs:
December 31, 2009	$—	$201	$399	$600
Payments	—	(98)	(6)	(104)

March 31, 2010	$—	$103	$393	$496

4. INCOME TAXES:
     In first quarter 2010, our effective tax rate was approximately 35.1% based on the statutory federal tax rate net of discrete state and foreign taxes. During first quarter 2009, our effective tax rate was 32.8% based on the statutory federal tax rate net of state and local taxes.

     During each of first quarter 2010 and first quarter 2009, we paid approximately $16.5 million of foreign withholding tax. We previously accrued the first quarter 2010 payment and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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
5. NET INCOME (LOSS) PER SHARE:
     The following table sets forth a reconciliation of the shares and the net income (loss) applicable to common shareholders used in the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	For the Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$48,827	$48,827	$(8,686)	$(8,686)
Less: income applicable to participating securities	(427)	(421)	—	—

Net income (loss) applicable to common shareholders	$48,400	$48,406	$(8,686)	$(8,686)

Denominator:

Weighted-average shares outstanding: Basic	43,614	43,614	43,501	43,501

Dilutive effect of stock options		623		—

Weighted-average shares outstanding: Diluted		44,237		43,501

Earnings Per Share:

Net income (loss): Basic	$1.11	$1.11	$(0.20)	$(0.20)

Dilutive effect of stock options		(0.02)		—

Net income (loss): Diluted		$1.09		$(0.20)

     For the three months ended March 31, 2010, options to purchase approximately 0.1 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
     For the three months ended March 31, 2009, the effects of all participating securities were excluded from the computation of basic earnings per share and the effects of all participating securities and options were excluded from the computation of diluted earnings per share as a result of a net loss reported in the period.
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
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the Order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding was dispositive, and seeking the dismissal of Nokia’s complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital’s request and dismissed all of Nokia’s claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital’s motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. The Second Circuit has not yet set a briefing schedule for InterDigital’s appeal.
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
     On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the Commission. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the Commission took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the Commission’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the Commission’s determination of no Section 337 violation, and a remand for further proceedings before the Commission. InterDigital is not appealing the Commission’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia’s brief is due to be filed by May 27, 2010, absent any extension. The Court granted the Commission an extension such that its brief is due to be filed by June 30, 2010, absent any additional extension. InterDigital may then file a reply brief within 14 days after the last to be served of Nokia’s and the Commission’s briefs, absent any extension. The Court has not yet entered a schedule for oral argument.
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
7. REPURCHASE OF COMMON STOCK:
     In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company can repurchase shares under the program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During 2009, we repurchased approximately 1.0 million shares for $25.0 million under the 2009 Repurchase Program, of which no shares were repurchased during first quarter 2009. We did not make any share repurchases during first quarter 2010.
     From April 1, 2010 through April 29, 2010, no repurchases were made under the 2009 Repurchase Program.

8. COMPREHENSIVE INCOME (LOSS):
     The following table summarizes comprehensive income (loss) for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income (loss)	$48,827	$(8,686)
Unrealized (loss) on investments	(27)	(14)

Total comprehensive income (loss)	$48,800	$(8,700)

9. CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
Concentration of Credit Risk and Fair Value of Financial Instruments
     Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
     Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2010, two customers comprised 89% of our accounts receivable balance. At December 31, 2009, one customer represented 94% of our accounts receivable balance. We perform ongoing credit evaluations of our customers, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the carrying value of our financial instruments approximate their fair values.
Fair Value Measurements
     Effective January 1, 2008, we adopted the provisions of the FASB fair value measurement guidance that relate to our financial assets and financial liabilities. We adopted the guidance related to non-financial assets and liabilities as of January 1, 2009. We use various valuation techniques and assumptions when measuring fair value of our assets and liabilities. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. This guidance established a hierarchy that prioritizes fair value measurements based on the types of input used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
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

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$154,368	$—	$—	$154,368
Commercial paper (b)	11,061	139,892	—	150,953
U.S. government agencies	27,212	7,193	—	34,405
Corporate bonds	7,516	135,146	—	142,662

	$200,157	$282,231	$—	$482,388

(a)	Included within cash and cash equivalents

(b)	Includes $60.0 million of commercial paper that is included within cash and cash equivalents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2009 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms in our 2009 Form 10-K for a list and detailed descriptions of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q.
Patent Licensing
     In first quarter 2010, we entered into a worldwide, non-exclusive, patent licensing agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”). The patent licensing agreement covers the sale by CHMC of all wireless end-user terminal devices compliant with 2G and 3G cellular standards through the earlier of June 30, 2010 or the establishment of the announced mobile phone handset joint venture involving NEC Corp., Casio Computer Co., and Hitachi Ltd. In addition, in first quarter 2010 we identified additional royalty obligations in a routine audit of an existing licensee. At March 31, 2010, we recorded accounts receivable of $36.0 million in connection with these two items and recognized revenue totaling $37.8 million, including $35.7 million of past sales, in first quarter 2010. We expect to recognize the remaining $2.1 million of revenue and collect the $36.0 million receivable in second quarter 2010.
     Revenue in first quarter 2010 totaled $116.2 million, a 65% increase over the $70.6 million in first quarter 2009. Patent licensing royalties in first quarter 2010 of $113.8 million increased 64% over $69.3 million in first quarter 2009 primarily due to the aforementioned license agreement and audit resolution, as well as an increase in fixed fee amortized royalty revenue ($6.0 million) and per-unit royalty revenue ($2.8 million).
Litigation and Arbitration
     Please see Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following matter and other matters.
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
     On November 30, 2009, we filed an appeal of the USITC’s decision to the United States Court of Appeals for the Federal Circuit. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the Commission took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the Commission’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the Commission’s determination of no Section 337 violation, and a remand for further proceedings before the Commission. InterDigital is not appealing the Commission’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia’s brief is due to be filed by May 27, 2010, absent any extension. The Court granted the Commission an extension such that its brief is due to be filed by June 30, 2010, absent any additional extension. InterDigital may then file a reply brief within 14 days after the last to be served of Nokia’s and the Commission’s briefs, absent any extension. The Court has not yet entered a schedule for oral argument.
Comparability of Financial Results
     When comparing first quarter 2010 financial results against other periods, the following items should be taken into consideration:
•	Our first quarter 2010 revenue includes $35.7 million of past sales associated with our new license agreement with CHMC and the resolution of an audit with an existing licensee.

•	Our first quarter 2010 operating expense includes a $0.9 million charge associated with the increase of the accrual rate under our long-term cash incentive program.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2009 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.

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
Cash, cash equivalents and short-term investments
     At March 31, 2010 and December 31, 2009, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31,	December 31,	Increase/
	2010	2009	(Decrease)
Cash and cash equivalents	$214,368	$210,863	$3,505
Short-term investments	268,020	198,943	69,077

Total Cash and cash equivalents and short-term investments	$482,388	$409,806	$72,582

     Our cash, cash equivalents and short-term investments increased $72.6 million in first quarter 2010. The increase was primarily due to our receipt of the third of four $100.0 million installments from Samsung under our patent license agreement signed in January 2009. After using that and other receipts to fund our operations, and working capital requirements in first quarter 2010, we invested the excess in short-term investments.
Cash flows from operations
     We generated the following cash flows from our operating activities in first quarter 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
			Increase/
	2010	2009	(Decrease)
Cash flows from operating activities	$72,702	$51,031	$21,671
     The positive operating cash flow in first quarter 2010 arose principally from receipts of approximately $127.8 million related to patent licensing and technology solutions agreements. These receipts included the third of four $100.0 million installments from Samsung under our January 2009 license agreement. We also received per-unit royalty payments and prepayments of $23.4 million from other existing licensees, other fixed-fee payments of $0.7 million, and cash receipts from our technology solutions agreements totaling $3.7 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges, and non-cash compensation) of $34.6 million, cash payments for foreign source withholding taxes of $16.5 million related to Samsung cash receipts, and $4.0 million in other working capital changes during first quarter 2010.
     The positive operating cash flow in first quarter 2009 arose principally from receipts of approximately $127.9 million related to patent licensing and technology solutions agreements. These receipts included the first of four $100.0 million installments from Samsung under our January 2009 license agreement, and current royalty payments of $7.4 million from Sharp Corporation (“Sharp”). We also received fixed and current royalty payments of $13.4 million from other licensees and cash receipts from our technology solutions totaling $7.1 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges and non-cash compensation) of $42.6 million, a cash payment for foreign source withholding taxes of $16.5 million related to the Samsung cash receipt, and $10.7 million in other working capital changes during first quarter 2009.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2010 and December 31, 2009 (in thousands) as follows:

	March 31,	December 31,	Increase/
	2010	2009	(Decrease)
Current assets	$694,703	$702,322	$(7,619)
Current liabilities	(259,390)	(252,560)	(6,830)

Working capital	435,313	449,762	(14,449)

(Subtract) Add
Cash and cash equivalents	(214,368)	(210,863)	(3,505)
Short-term investments	(268,020)	(198,943)	(69,077)
Current portion of long-term debt	300	584	(284)

Current deferred revenue	181,441	193,409	(11,968)

Adjusted working capital	$134,666	$233,949	$(99,283)

     The $99.3 million decrease in adjusted working capital is primarily attributable to the third of four $100.0 million cash receipts from Samsung, which was received during first quarter 2010. Additionally, the decrease in short-term deferred tax assets and increase in taxes payable further contributed to the decrease in adjusted working capital, due to estimated federal tax obligations.
Cash Used in Investing and Cash Provided by Financing Activities
     We used net cash from investing activities of $76.4 million and $47.0 million in first quarter 2010 and 2009, respectively. We purchased $69.1 million and $39.1 million of short-term marketable securities, net of sales, in first quarter 2010 and 2009, respectively. This increase in purchases was driven by higher cash receipts and lower cash requirements during first quarter 2010. Purchases of property and equipment decreased to $0.4 million in first quarter 2010 from $1.5 million in first quarter 2009 due to the lower levels of development tools and engineering equipment needed in first quarter 2010 as a result of our cessation of further SlimChip product development. Investment costs associated with patents continued to increase; from $6.3 million in first quarter 2009 to $6.9 million in first quarter 2010.
     Net cash provided by financing activities increased $6.0 million primarily due to our higher levels of contributions from stock option exercises and tax benefits from share-based compensation as compared to the prior year.
Other
     Our combined short-term and long-term deferred revenue balance at March 31, 2010 was approximately $615.5 million, a decrease of $52.9 million from December 31, 2009. We have no material obligations associated with such deferred revenue. In first quarter 2010, deferred revenue decreased $61.4 million due to the deferred revenue recognition of $48.1 million related to the amortization of fixed-fee royalty payments and $13.3 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees). These decreases in deferred revenue were partially offset by gross increases in deferred revenue of $8.6 million, primarily related to a patent licensing agreement and technology solutions agreement, both signed in March 2010, and a $2.6 million prepayment from an existing licensee.
     Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the March 31, 2010 deferred revenue balance of $615.5 million by $181.4 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
     At March 31, 2010 and December 31, 2009, we had approximately 1.8 million and 2.1 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $24.4 million and $30.4 million of cash proceeds to the Company if they are fully exercised.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS
First Quarter 2010 Compared to First Quarter 2009
Revenues
     The following table compares first quarter 2010 revenues to revenues in the comparable period from the prior year (in millions):

	For the Three Months
	Ended March 31,
	2010	2009	Increase/ (Decrease)
Per-unit royalty revenue	$30.0	$27.2	$2.8	10%
Fixed fee amortized royalty revenue	48.1	42.1	6.0	14%
Past sales	35.7	—	35.7	100%

Total patent licensing royalties	113.8	69.3	44.5	64%
Technology solutions revenue	2.4	1.3	1.1	85%

Total revenue	$116.2	$70.6	$45.6	65%

     The $45.6 million increase in revenue in first quarter 2010 was primarily attributable to a $44.9 million increase in patent licensing royalties. Of this increase in patent licensing royalties, $35.7 million was attributable to past sales resulting from the patent license agreement signed with CMHC in first quarter 2010 and the resolution of a routine audit with an existing licensee. The remaining $8.8 million increase was driven by increases in fixed fee amortized royalty revenue ($6.0 million) and per-unit royalty revenue ($2.8 million).
     The increase in fixed fee amortized royalty revenue was driven by a full quarter of revenue for Samsung in first quarter 2010 compared to a partial quarter of revenue in first quarter 2009 and the September 2009 patent license agreement with Pantech. These increases were partially offset by the expiration of a smaller fixed fee license agreement in second half 2009.
     Per-unit royalty revenues increased $2.8 million due to the first quarter 2010 patent license agreement with CMHC and an aggregate increase in royalties from licensees with concentrations in the smartphone market. Despite the overall increase in per-unit royalties, a portion of our licensees with concentrations in the Japan market reported decreased royalties in first quarter 2010. In first quarter 2010 and first quarter 2009, Japanese licensees accounted for approximately 21% and 24%, respectively, of our fixed fee and per-unit royalty revenue.
     The increase in technology solutions revenue in first quarter 2010 was attributable to an increase in royalties earned on our SlimChip modem IP relating to certain of our licensees’ product sales.
     In first quarter 2010 and first quarter 2009, 59% and 61% of our total revenues for the respective years were attributable to companies that individually accounted for 10% or more of these amounts. During first quarter 2010 and first quarter 2009, the following customers accounted for 10% or more of our total revenues:

	For the Three Months
	Ended March 31,
	2010	2009
Casio Hitachi Mobile Communications Co., Ltd.	25%	—
Samsung Electronics Company, Ltd.	22%	30%
LG Electronics	12%	20%
Sharp Corporation	<10%	11%
Operating Expenses
     The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months
	Ended March 31,
	2010	2009	(Decrease)/Increase
Selling, general and administration	$7.5	$8.2	$(0.7)	(9%)
Patent administration and licensing	17.8	12.1	5.7	47%
Development	16.2	26.9	(10.7)	(40%)
Repositioning	—	37.1	(37.1)	(100%)

Total operating expenses	$41.5	$84.3	$(42.8)	(51%)

     Excluding the $37.1 million repositioning charge we recorded in first quarter 2009, operating expenses decreased 12% to $41.5 million in first quarter 2010 from $47.2 million in first quarter 2009. The $5.7 million decrease was primarily due to net changes in the following items (in millions):

(Decrease)/
Increase
Consulting services	$(4.7)
Depreciation and amortization	(2.7)
Personnel-related costs	(1.6)
Share-based compensation	(1.5)
Engineering software and equipment maintenance	(1.0)
Other	0.1
Long-term cash incentives	1.8
Patent litigation and arbitration	3.9

Total decrease in operating expenses excluding repositioning charges	(5.7)

Repositioning charge	(37.1)

Total decrease in operating expenses	$(42.8)

     In connection with our decision, announced on March 30, 2009, to cease further development of our SlimChip modem technology, we wrote off approximately 73% of the net carrying value of our fixed and intangible assets and decreased our headcount by approximately 25%. As a result of these actions, consulting services, depreciation and amortization, personnel-related costs, and engineering software and equipment maintenance decreased approximately $10.0 million from first quarter 2009. These and smaller decreases were partially offset by an increase in long-term cash incentive cost resulting primarily from a first quarter 2010 charge of $0.9 million to increase our accrual rate for the long-term performance cash incentive covering the period January 1, 2008 through December 31, 2010 under our long-term compensation program (“LTCP”) from 50% to 60%, based on our revised expectations for a higher payout. This charge covers the first two years of the three year performance period. The balance of the increase in long-term cash incentives and the decrease in share-based compensation was due to the structure of our LTCP, which includes overlapping long-term cash incentive cycles and overlapping restricted stock unit cycles, each with different methods of expense recognition. Patent litigation and arbitration expense increased primarily due to an increase in activity associated with our Nokia USITC case and our continued efforts to characterize the patent portfolio.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily attributable to the reduction of depreciation and amortization, personnel-related costs, and consulting services resulting from the repositioning announced on March 30, 2009. These decreases were offset in part by the first quarter 2010 adjustment to increase the long-term cash incentive accrual.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above noted increase in patent litigation and arbitration and the first quarter 2010 adjustment recorded to increase the long-term cash incentive accrual.
Development Expense: The decrease in development expense was primarily attributable to the reduction of consulting services, depreciation and amortization, personnel-related costs, and engineering software and equipment maintenance resulting from the repositioning announced on March 30, 2009. These decreases were offset, in part, by the first quarter adjustment recorded to increase the long-term cash incentive accrual.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) expanded our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees across our three locations. We incurred a repositioning charge of $37.1 million in first quarter 2009 and additional costs of $1.5 million during the balance of 2009. We did not incur any additional charges under this plan in first quarter 2010, nor do we expect to incur any such charges in the future.
Interest and Investment Income, Net
     Net interest and investment income for first quarter 2010 totaled $0.6 million, a decrease of $0.2 million from first quarter 2009. The decrease was primarily due to lower rates of return in first quarter 2010 as compared to first quarter 2009, as well as non-recurring interest income recognized and received in first quarter 2009 related to the settlement of litigation with Federal Insurance Company.
Expected Trends
     We will provide our expectations for our second quarter 2010 revenue after we receive and review the applicable patent license and product sales royalty reports.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “continue to,” “expect,” “will” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our amortization of fixed-fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our March 31, 2010 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	The expansion of our technology development and licensing business;

•	Our need for debt and equity financings in the next twelve months;

•	Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements and any stock repurchase programs that we may initiate in the next twelve months; and

•	Our ability to add substantial new licensees.
     Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2009 Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2009 Form 10-K.
Item 4. CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     The information required by this Item is incorporated by reference to Note 6, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS.
     In addition to factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A of our 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2009 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     There were no sales of unregistered shares of our common stock or repurchases of our common stock during first quarter 2010 or from April 1, 2010 through April 29, 2010.

Item 6. EXHIBITS.
     The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Annual Employee Bonus Plan, as amended March 2010

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: April 29, 2010	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 29, 2010	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: April 29, 2010	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007)

*Exhibit 3.2	Bylaws of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 24, 2008)

Exhibit 10.1	InterDigital Annual Employee Bonus Plan, as amended March 2010

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the previous filing indicated.