Form 10-Q
period 2010-06-30
InterDigital, Inc.
filed 2010-07-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-33579
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	44,053,187
Title of Class	Outstanding at July 26, 2010

INTERDIGITAL, INC. AND SUBSIDIARIES
INDEX
InterDigital® is a registered trademark and SlimChipTM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,431	$210,863
Short-term investments	268,364	198,943
Accounts receivable, less allowances of $1,000 and $1,500	159,086	212,905
Deferred tax assets	65,879	68,500
Prepaid and other current assets	12,410	11,111

Total current assets	723,170	702,322

PROPERTY AND EQUIPMENT, NET	9,265	10,399
PATENTS, NET	125,798	119,170
DEFERRED TAX ASSETS	41,633	31,652
OTHER NON-CURRENT ASSETS	44,858	44,942

	221,554	206,163

TOTAL ASSETS	$944,724	$908,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$291	$584
Accounts payable	9,328	6,284
Accrued compensation and related expenses	15,606	10,592
Deferred revenue	169,855	193,409
Taxes payable	51,232	33,825
Other accrued expenses	6,180	7,866

Total current liabilities	252,492	252,560

LONG-TERM DEBT	327	468
LONG-TERM DEFERRED REVENUE	417,252	474,844
OTHER LONG-TERM LIABILITIES	9,143	11,076

TOTAL LIABILITIES	679,214	738,948

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 0 and 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 67,605 and 66,831 shares issued and 44,035 and 43,261 shares outstanding	676	668
Additional paid-in capital	503,203	491,068
Retained earnings	330,561	246,771
Accumulated other comprehensive income	317	277

	834,757	738,784
Treasury stock, 23,570 shares of common held at cost	569,247	569,247

Total shareholders’ equity	265,510	169,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$944,724	$908,485

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2010	2009	2010	2009
REVENUES	$91,153	$74,928	$207,340	$145,489

OPERATING EXPENSES:
Selling, general and administrative	7,008	5,987	14,527	14,241
Patent administration and licensing	14,707	15,580	32,530	27,717
Development	16,364	13,226	32,528	40,096
Repositioning	—	(93)	—	36,970

	38,079	34,700	79,585	119,024

Income from operations	53,074	40,228	127,755	26,465

OTHER INCOME:
Interest and investment income, net	889	625	1,489	1,454

Income before income taxes	53,963	40,853	129,244	27,919

INCOME TAX PROVISION	(19,000)	(14,408)	(45,454)	(10,160)

NET INCOME	$34,963	$26,445	$83,790	$17,759

NET INCOME PER COMMON SHARE-BASIC	$0.79	$0.60	$1.90	$0.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	43,971	43,479	43,794	43,490

NET INCOME PER COMMON SHARE- DILUTED	$0.78	$0.59	$1.87	$0.39

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	44,527	44,313	44,383	44,387

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,790	$17,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,803	12,874
Deferred revenue recognized	(133,643)	(111,026)
Increase in deferred revenue	52,497	385,014
Deferred income taxes	(7,360)	(43,530)
Share-based compensation	2,634	5,225
Non-cash repositioning charges	—	30,568
Other	161	(181)
Decrease (increase) in assets:
Receivables	53,819	(210,618)
Deferred charges	(2,530)	3,095
Other current assets	1,169	1,028
Increase (decrease) in liabilities:
Accounts payable	1,703	(764)
Accrued compensation	2,784	(24,401)
Accrued taxes payable	17,407	33,000
Other accrued expenses	(1,686)	5,247

Net cash provided by operating activities	81,548	103,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(309,548)	(106,199)
Sales of short-term investments	240,151	50,991
Purchases of property and equipment	(1,088)	(1,872)
Capitalized patent costs	(13,868)	(13,806)
Capitalized technology license costs	—	(1,115)

Net cash used in investing activities	(84,353)	(72,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	8,465	3,241
Payments on long-term debt, including capital lease obligations	(434)	(1,463)
Repurchase of common stock	—	(14,001)
Tax benefit from share-based compensation	1,342	652

Net cash provided (used) by financing activities	9,373	(11,571)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,568	19,718

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	210,863	100,144

CASH AND CASH EQUIVALENTS, END OF PERIOD	$217,431	$119,862

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2010, and the results of our operations for the three and six months ended June 30, 2010 and 2009 and our cash flows for the six months ended June 30, 2010 and 2009. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (our “2009 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Classification
     The classification of certain prior period amounts have been changed to conform to the current year presentation.
Change in Accounting Policies
     There have been no material changes in our existing accounting policies from the disclosures included in our 2009 Form 10-K.
New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
     In September 2009, the Financial Accounting Standards Board (“FASB”) finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. However, adoption is permitted as early as the interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not yet adopted this guidance. We believe that revenue recognition related to new agreements with multiple elements may be accelerated in the future.
Accounting Standards Updates: Fair Value Measurements
     In January 2010, the FASB issued authoritative guidance on improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Level 1 and 2 measurements and separate disclosures about activity relating to Level 3 measurements. In addition, this guidance clarifies existing fair value disclosures about the level of disaggregation and the input and valuation techniques used to measure fair value. The guidance only relates to disclosure and does not impact the Company’s consolidated financial statements. The Company adopted this guidance in first quarter 2010. There was no significant impact to the Company’s disclosures upon adoption, as the Company does not have any such transfers.
2. SIGNIFICANT EVENTS:
Patent Licensing
     In first quarter 2010, we entered into a worldwide, non-exclusive patent license agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”). The patent license agreement covers the sale by CHMC of all wireless end-user terminal devices compliant with 2G and 3G cellular standards through June 1, 2010. In addition, in first quarter 2010, we identified additional royalty obligations in a routine audit of an existing licensee. In first half 2010, we have recognized revenue totaling $39.9 million, including $35.7 million related to past sales, in connection with these two items.

Technology Solutions
     In second quarter 2010, we entered into a strategic relationship for 3G technology transfer and a licensing agreement with Capital Semiconductor Limited (“CapiSemi”), whereby we will deliver our SlimChip modem core for integration into CapiSemi’s chips for 3G mobile devices. We will also provide comprehensive engineering support for the efficient integration of the SlimChip modem core into CapiSemi’s products for the 3G cellular market.
     In first quarter 2010, we entered into a technology transfer and license agreement with Beceem Communications Inc. (“Beceem”). Beceem was granted non-exclusive, worldwide licenses to certain 2G and 3G signal processing technologies to develop, implement, and use in multimode 4G chips.
     We are accounting for portions of these and other technology solutions agreements using the proportional performance method. During second quarter 2010 and second quarter 2009, we recognized related revenue of $2.4 million and $0.0 million, respectively. As of June 30, 2010 and December 31, 2009, our deferred revenue balances associated with our technology solutions agreements were $2.2 million and $0.0 million, respectively. We did not have any amounts of unbilled accounts receivable at June 30, 2010 or December 31, 2009.
3. REPOSITIONING:
     On March 30, 2009, we announced a repositioning plan that included the expansion of our technology development and licensing business, the cessation of further ASIC development of our SlimChip modem and efforts to monetize the SlimChip technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $38.6 million during 2009, of which $37.0 million was recognized in first half 2009. Of the total charge of $38.6 million, approximately $30.6 million represents long-lived asset impairments for assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment, and other assets.
     In addition, the repositioning resulted in a reduction in force of approximately 100 employees across the Company’s three locations, the majority of which were terminated effective April 3, 2009. Approximately $8.0 million of the total repositioning charge represents cash obligations associated with severance and contract termination costs. Substantially all of the remaining contract termination costs are scheduled to be paid by the end of the calendar year.
     We did not incur any additional repositioning charges in first half 2010, nor do we expect to incur any additional repositioning costs in the future in conjunction with the wind-down activities related to our SlimChip product development.
     The following table provides information related to our accrued liability for repositioning costs through June 30, 2010, which is included on our balance sheet within Other accrued expenses (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total
Accrued Liability for Repositioning Costs:
December 31, 2009	$—	$201	$399	$600
Payments	—	(98)	(6)	(104)

March 31, 2010	—	103	393	496
Payments	—	(103)	(47)	(150)

June 30, 2010	$—	$—	$346	$346

4. INCOME TAXES:
     In first half 2010, our effective tax rate was approximately 35.2% based on the statutory federal tax rate net of discrete state and foreign taxes. During first half 2009, our effective tax rate was approximately 36.4% based on the statutory federal tax rate net of discrete state and foreign taxes.
     During both first half 2010 and first half 2009, we paid approximately $16.5 million of foreign withholding tax. We previously accrued the first half 2010 payment and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

5. NET INCOME PER SHARE:
     The following table sets forth a reconciliation of the shares and the net income applicable to common shareholders used in the basic and diluted net income per share computations (in thousands, except per share data):

	For the Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$34,963	$34,963	$26,445	$26,445
Less: income applicable to participating securities	(313)	(309)	(405)	(397)

Net income applicable to common shareholders	$34,650	$34,654	$26,040	$26,048

Denominator:

Weighted-average shares outstanding: Basic	43,971	43,971	43,479	43,479

Dilutive effect of stock options		556		834

Weighted-average shares outstanding: Diluted		44,527		44,313

Earnings Per Share:

Net income: Basic	$0.79	$0.79	$0.60	$0.60

Dilutive effect of stock options		(0.01)		(0.01)

Net income: Diluted		$0.78		$0.59

	For the Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$83,790	$83,790	$17,759	$17,759
Less: income applicable to participating securities	(742)	(732)	(281)	(275)

Net income applicable to common shareholders	$83,048	$83,058	$17,478	$17,484

Denominator:

Weighted-average shares outstanding: Basic	43,794	43,794	43,490	43,490

Dilutive effect of stock options		589		897

Weighted-average shares outstanding: Diluted		44,383		44,387

Earnings Per Share:

Net income: Basic	$1.90	$1.90	$0.40	$0.40

Dilutive effect of stock options		(0.03)		(0.01)

Net income: Diluted		$1.87		$0.39

     For the three and six months ended June 30, 2010, options to purchase less than 0.1 million shares and approximately 0.1 million shares, respectively, of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.
     For both the three and six months ended June 30, 2009, options to purchase approximately 0.5 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.

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
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding was dispositive, and seeking the dismissal of Nokia’s complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital’s request and dismissed all of Nokia’s claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital’s motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. InterDigital filed its opening brief in the appeal on July 28, 2010. On July 29, 2010, Nokia filed a request with the Second Circuit to set November 26, 2010 as the deadline for filing its brief. The Second Circuit has not yet ruled on this request. InterDigital may file a reply brief within 14 days after Nokia’s brief is filed, absent any extension. The Second Circuit has not yet entered a schedule for oral argument.
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
     On October 16, 2009, the Commission issued a notice that it had determined to review in part the Initial Determination, and that it affirmed the Administrative Law Judge’s determination of no violation and terminated the investigation. The Commission determined to review the claim construction of the patent claim terms “synchronize” and “access signal” and also determined to review the Administrative Law Judge’s validity determinations. On review, the Commission modified the Administrative Law Judge’s claim construction of “access signal” and took no position with regard to the claim term “synchronize” or the validity determinations. The Commission determined not to review the remaining issues decided in the Initial Determination.
     On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the Commission. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the Commission took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the Commission’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the Commission’s determination of no Section 337 violation, and a remand for further proceedings before the Commission. InterDigital is not appealing the Commission’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the Commission filed their briefs on July 13, 2010. In their briefs, Nokia and the Commission argue that the Commission correctly construed the claim terms asserted by InterDigital in its appeal and that the Commission properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the Commission’s finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the Commission erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the Commission’s finding of no Section 337 violation should be affirmed on that additional basis. InterDigital’s reply brief is due to be filed by August 30, 2010, absent any extension. The Court has not yet entered a schedule for oral argument.
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
7. REPURCHASE OF COMMON STOCK:
     In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company can repurchase shares under the program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During 2009, we repurchased approximately 1.0 million shares for $25.0 million under the 2009 Repurchase Program, of which approximately 0.6 million shares were repurchased for $14.7 million during second quarter 2009. We did not make any share repurchases during first half 2010 or from July 1, 2010 through July 30, 2010.

8. COMPREHENSIVE INCOME:
     The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2010	2009
Net income	$34,963	$26,445
Unrealized gain on investments	67	134

Total comprehensive income	$35,030	$26,579

	For the Six Months Ended June 30,
	2010	2009
Net income	$83,790	$17,759
Unrealized gain on investments	40	120

Total comprehensive income	$83,830	$17,879

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
     Our accounts receivable are derived principally from patent license and technology solutions agreements. At June 30, 2010, three customers comprised 91% of our net accounts receivable balance. At December 31, 2009, one customer represented 94% of our net accounts receivable balance. We perform ongoing credit evaluations of our customers, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the carrying value of our financial instruments approximate their fair values.
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
     Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below (in thousands):

	Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$167,466	$—	$—	$167,466
Commercial paper (b)	17,478	129,858	—	147,336
U.S. government agencies	25,972	127,833	—	153,805
Corporate bonds	3,504	13,684	—	17,188

	$214,420	$271,375	$—	$485,795

(a)	Included within cash and cash equivalents

(b)	Includes $50.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$132,968	$—	$—	$132,968
Commercial paper (b)	11,065	127,823	—	138,888
U.S. government agencies	27,095	90,960	—	118,055
Corporate bonds	7,026	12,869	—	19,895

	$178,154	$231,652	$—	$409,806

(a)	Included within cash and cash equivalents

(b)	Includes $77.9 million of commercial paper that is included within cash and cash equivalents.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Patent Licensing
     Patent licensing royalties of $85.1 million in second quarter 2010 led to a 17% increase over $72.7 million in second quarter 2009, primarily due to the second quarter 2010 renewal of a patent license agreement, which contributed to increases in both per-unit revenue and past sales. Additionally, the patent license agreement with Pantech Co., Ltd. and Pantech & Curitel Communications, Inc. (collectively, “Pantech”) entered into in third quarter 2009, contributed to a 4% increase in fixed fee amortized royalty revenue.
Technology Solutions
     Technology solutions revenue in second quarter 2010 of $6.1 million more than doubled from $2.2 million in second quarter 2009 due to total contributions of $3.1 million from customers added during first half 2010, Beceem Communications Inc. (“Beceem”) and Capital Semiconductor Limited (“CapiSemi”). Additionally, royalties from our customers’ sales of products containing our SlimChip modem core platform further contributed to the increase.
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
     On November 30, 2009, we filed an appeal of the USITC’s decision to the United States Court of Appeals for the Federal Circuit. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the USITC’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the USITC’s determination of no Section 337 violation, and a remand for further proceedings before the USITC. InterDigital is not appealing the USITC’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the USITC filed their briefs on July 13, 2010. In their briefs, Nokia and the USITC argue that the USITC correctly construed the claim terms asserted by InterDigital in its appeal and that the USITC properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the USITC’s finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the USITC erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the USITC’s finding of no Section 337 violation should be affirmed on that additional basis. InterDigital’s reply brief is due to be filed by August 30, 2010, absent any extension. The Court has not yet entered a schedule for oral argument.
Comparability of Financial Results
     When comparing second quarter 2010 financial results against other periods, the following items should be taken into consideration:
•	Our second quarter 2010 revenue includes $4.9 million of past sales revenue related to the renewal of a patent license agreement.

•	Our second quarter 2010 expenses include a $0.9 million charge associated with the increase of the accrual rate under our long-term cash incentive program.

•	Our second quarter 2010 expenses are net of the reversal of $0.5 million of bad debt expense. The reversal related to the collection of $0.5 million accounts receivable for which we had established a full reserve in prior periods.
     When comparing second quarter 2009 financial results against other periods, the following items should be taken into consideration:

•	Our second quarter 2009 revenue included $2.3 million of past sales revenue related to the resolution of an audit of one of our licensees.

•	Our second quarter 2009 expenses are net of the reversal of $1.0 million of bad debt expense. The reversal related to the collection of $1.0 million accounts receivable for which we had established a full reserve in prior periods.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings, but have not had a significant debt or equity financing in over 10 years and do not anticipate a need for such financings in the next twelve months. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, our existing stock repurchase program and any stock repurchase program that we may initiate in the next twelve months.
Cash, cash equivalents and short-term investments
     At June 30, 2010 and December 31, 2009, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30,	December 31,	Increase/
	2010	2009	(Decrease)
Cash and cash equivalents	$217,431	$210,863	$6,568
Short-term investments	268,364	198,943	69,421

Total Cash and cash equivalents and short-term investments	$485,795	$409,806	$75,989

     Our cash, cash equivalents and short-term investments increased $76.0 million in first half 2010. The increase was primarily due to our receipt of the third of four $100.0 million installments from Samsung Electronics Co., Ltd. (“Samsung”) under our patent license agreement signed in January 2009. After using that and other receipts to fund our operations and working capital requirements in first half 2010, we invested the excess in short-term investments.
Cash flows from operations
     We generated the following cash flows from our operating activities in first half 2010 and 2009 (in thousands):

	For the Six Months Ended June 30,
			Increase/
	2010	2009	(Decrease)
Cash flows from operating activities	$81,548	$103,290	$(21,742)
     The positive operating cash flow in first half 2010 arose principally from receipts of approximately $180.8 million related to patent license and technology solutions agreements. These receipts included the third of four $100.0 million installments from Samsung under our January 2009 license agreement. We also received $0.7 million of fixed fee payments and $70.1 million of per-unit royalty payments, including past sales and prepayments, from other existing and new licensees. Cash receipts from our technology solutions agreements totaled $10.0 million, primarily related to royalties associated with our SlimChip modem IP and new technology solutions agreements signed in first half 2010. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, and non-cash compensation) of $66.1 million, cash payments for foreign source withholding taxes of $16.5 million related to the Samsung installment, an estimated federal tax payment of $16.0 million and $0.7 million in other working capital changes.

     The positive operating cash flow in first half 2009 arose principally from receipts of approximately $201.5 million related to 2G and 3G patent license agreements. These receipts included the first of four $100.0 million installments from Samsung under our January 2009 license agreement and $41.2 million under a new $77.0 million prepayment commitment from an existing licensee, with the remainder received early in third quarter 2009. We also received fixed royalty payments of $21.4 million and per-unit royalty payments of $38.9 million from other existing licensees and cash receipts from our technology solutions agreements totaling $8.8 million, primarily related to royalties associated with our SlimChip modem IP. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges and non-cash compensation) of $70.4 million, cash payments for foreign source withholding taxes of $16.5 million, an estimated federal tax payment of $4.0 million and changes in working capital.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2010 and December 31, 2009 (in thousands) as follows:

	June 30,	December 31,	Increase/
	2010	2009	(Decrease)
Current assets	$723,170	$702,322	$20,848
Current liabilities	(252,492)	(252,560)	68

Working capital	470,678	449,762	20,916

(Subtract) Add
Cash and cash equivalents	(217,431)	(210,863)	(6,568)
Short-term investments	(268,364)	(198,943)	(69,421)
Current portion of long-term debt	291	584	(293)
Current deferred revenue	169,855	193,409	(23,554)

Adjusted working capital	$155,029	$233,949	$(78,920)

     The $78.9 million decrease in adjusted working capital is primarily attributable to the decrease in accounts receivable associated with the third of four $100.0 million installments from Samsung, which we received during first half 2010. Additionally, the decrease in short-term deferred tax assets and increase in taxes payable contributed to the decrease in adjusted working capital, due to estimated federal tax obligations. Increases in accrued compensation and accounts payable further contributed to the decrease in adjusted working capital. The increase in accrued compensation is primarily attributed to our long-term performance-based cash incentive program, which is scheduled to be paid in first quarter 2011. The increase in accounts payable is primarily associated with sublicense obligations incurred in conjunction with our new technology solutions agreements signed in first half 2010.
Cash Used in or Provided by Investing and Financing Activities
     We used net cash in investing activities of $84.4 million and $72.0 million in first half 2010 and 2009, respectively. We purchased $69.4 million and $55.2 million of short-term marketable securities, net of sales, in first half 2010 and 2009, respectively. This increase in purchases was driven by excess cash from financing activities. Purchases of property and equipment and technology licenses decreased to $1.1 million in first half 2010 from $3.0 million in first half 2009 due to the lower levels of development tools and engineering equipment needed in first half 2010 as a result of our cessation of further SlimChip product development. Investment costs associated with patents for first half 2010 were approximately $13.9 million, level with first half 2009.
     Net cash provided (used) by financing activities increased by $20.9 million primarily due to our first half 2009 share repurchase activity, which did not recur in first half 2010, and higher levels of proceeds from stock option exercises and tax benefits from share-based compensation as compared to the prior year period.
Other
     Our combined short-term and long-term deferred revenue balance at June 30, 2010 was approximately $587.1 million, a decrease of $81.1 million from December 31, 2009. We have no material obligations associated with such deferred revenue. In first half 2010, deferred revenue decreased $133.6 million due to the deferred revenue recognition of $96.7 million related to the amortization of fixed fee royalty payments and $36.9 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and technology solutions. These decreases in deferred revenue were partially offset by gross increases in deferred revenue of $52.5 million, primarily related to patent license agreements signed in first half 2010.
     Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the June 30, 2010 deferred revenue balance of $587.1 million by $169.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances and work performed in conjunction with our technology solutions agreements.
     At June 30, 2010 and December 31, 2009, we had approximately 1.6 million and 2.1 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $20.2 million and $30.4 million of cash proceeds to the Company if they are fully exercised.
RESULTS OF OPERATIONS
Second Quarter 2010 Compared to Second Quarter 2009
Revenues
     The following table compares second quarter 2010 revenues to revenues in the comparable prior year period (in millions):

	For the Three Months
	Ended June 30,
	2010	2009	Increase/ (Decrease)
Fixed fee amortized royalty revenue	$48.6	$46.7	$1.9	4%
Per-unit royalty revenue	31.6	23.7	7.9	33%
Past sales	4.9	2.3	2.6	113%

Total patent licensing royalties	$85.1	72.7	12.4	17%
Technology solutions revenue	6.1	2.2	3.9	177%

Total revenue	$91.2	$74.9	$16.3	22%

     The $16.3 million increase in total revenue in second quarter 2010 was primarily attributable to a $12.4 million increase in patent licensing royalties. Of this increase in patent licensing royalties, $7.9 million was attributable to an increase in per-unit royalty revenue primarily resulting from (i) the second quarter 2010 renewal of a patent license agreement, (ii) the recognition of the remaining $2.1 million of revenue associated with the first quarter 2010 patent license agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”), (iii) new agreements signed subsequent to second quarter 2009, and (iv) an aggregate increase in royalties from our remaining existing per-unit licensees. The remaining $4.5 million increase in patent licensing royalties was driven by increases in past sales revenue and fixed fee amortized royalty revenue.
     The increase in past sales revenue was attributable to the renewal of a patent license agreement. The past sales period covered the six months between the expiration of the previous patent license agreement and the beginning of the licensee’s first quarter 2010 reporting period.
     The increase in fixed fee amortized royalty revenue was driven by the September 2009 patent license agreement with Pantech. This increase was partially offset by the expiration of a fixed fee license agreement in second half 2009, which, as noted above, was renewed in second quarter 2010 as a per-unit agreement.
     The increase in technology solutions revenue was attributable to the first half 2010 signings of technology solutions agreements with Beceem and CapiSemi, which collectively contributed $3.1 million of revenue in second quarter 2010. Additionally, royalties from our customers’ sales of products containing our SlimChip modem core platform further contributed to the increase.
     In second quarter 2010 and second quarter 2009, 44% and 53% of our total revenues for the respective periods were attributable to companies that individually accounted for 10% or more of these amounts. During second quarter 2010 and second quarter 2009, the following customers accounted for 10% or more of our total revenues:

	For the Three Months
	Ended June 30,
	2010	2009
Samsung Electronics Co., Ltd.	28%	34%
LG Electronics, Inc.	16%	19%

Operating Expenses
     The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months
	Ended June 30,
	2010	2009	Increase/(Decrease)
Selling, general and administrative	$7.0	$6.0	$1.0	17%
Patent administration and licensing	14.7	15.6	(0.9)	(6%)
Development	16.4	13.2	3.2	24%
Repositioning	—	(0.1)	0.1	(100%)

Total operating expenses	$38.1	$34.7	$3.4	10%

     Operating expenses increased 10% to $38.1 million in second quarter 2010 from $34.7 million in second quarter 2009. Not including the second quarter 2009 reversal of $0.1 million of the repositioning charge originally recorded in first quarter 2009, operating expenses would have increased 9%. The $3.4 million increase was primarily due to net changes in the following items (in millions):

Increase/
(Decrease)
Long-term cash incentives	$2.0
Consulting services	1.7
Patent maintenance and patent evaluation	1.5
Sublicense fees	0.9
Depreciation and amortization	0.7
Reserve for uncollectable accounts	0.5
Other	0.4
Share-based compensation	(1.2)
Patent litigation and arbitration	(3.2)

Total increase in operating expenses not including repositioning charge	3.3
Repositioning charge	0.1

Total increase in operating expenses	$3.4

     The increase in long-term cash incentives included a $0.9 million charge to increase our accrual rate for the performance-based cash incentive covering the period January 1, 2008 through December 31, 2010 under our long-term compensation program (“LTCP”) from 60% to 70% in connection with revenue-producing agreements signed in second quarter 2010. The balance of the increase in long-term cash incentives and the decrease in share-based compensation were due to the structure of our LTCP, which includes overlapping long-term cash incentive cycles and overlapping restricted stock unit cycles, each with different timing and different methods of expense recognition. The increase in consulting services is attributable to increased activity in research and development projects initiated within the last twelve months and increased support for our technology solutions agreements signed in first half 2010. The increase in patent maintenance and patent evaluation costs were related to increased activity in management of our patent portfolio and due diligence associated with patent acquisition opportunities. The increase in sublicense fees related to our technology solutions agreements. The increase in depreciation and amortization is related to the increase over time in our capitalized patent costs. In second quarter 2010 and second quarter 2009, we had reductions of $0.5 million and $1.0 million, respectively, in our reserve for uncollectable accounts. These reductions resulted in a period over period increase in operating expense of $0.5 million. These increases were partially offset by a decrease in patent litigation and arbitration primarily due to a decrease in activity associated with our Nokia USITC case.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increase in long-term cash incentives and the reserve for uncollectible accounts.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in patent litigation and arbitration. This decrease was partially offset by increases in long-term cash incentives, patent maintenance and patent evaluation costs, and patent amortization.

Development Expense: The increase in development expense was primarily attributable to the above-noted increases in long-term incentives, consulting services and sublicense fees.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) expanded our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees across our three locations. We incurred a repositioning charge of $37.1 million in first quarter 2009 and additional costs of $1.5 million during the balance of 2009. We did not incur any additional charges under this plan in second quarter 2010, nor do we expect to incur any related charges in the future.
Interest and Investment Income, Net
     Net interest and investment income for second quarter 2010 totaled $0.9 million, an increase of $0.3 million from second quarter 2009. The increase was primarily due to higher investment balances in second quarter 2010 as compared to second quarter 2009.
First Half 2010 Compared to First Half 2009
Revenues
     The following table compares first half 2010 revenues to revenues in the prior year comparable period (in millions):

	For the Six Months
	Ended June 30,
	2010	2009	Increase/ (Decrease)
Fixed fee amortized royalty revenue	$96.7	$88.9	$7.8	9%
Per-unit royalty revenue	61.5	50.9	10.6	21%
Past sales and other royalty revenue	40.7	2.3	38.4	1670%

Total patent licensing royalties	198.9	142.1	56.8	40%
Technology solutions revenue	8.4	3.4	5.0	147%

Total revenue	$207.3	$145.5	$61.8	42%

     The $61.8 million increase in total revenue in first half 2010 was primarily attributable to a $56.8 million increase in patent licensing royalties. Of this increase in patent licensing royalties, $38.4 million was attributable to past sales resulting from (i) the first quarter 2010 patent license agreement signed with CMHC, (ii) the first quarter 2010 resolution of a routine audit with an existing licensee, and (iii) the renewal of a patent license agreement in second quarter 2010. The remaining $18.4 million increase was driven by increases in per-unit royalty revenue ($10.6 million) and fixed fee amortized royalty revenue ($7.8 million).
     Per-unit royalty revenues increased $10.6 million due to the first quarter 2010 entry into the patent license agreement with CMHC, the second quarter 2010 renewal of a patent license agreement, and an aggregate increase in royalties from our remaining existing per-unit licensees.
     The increase in fixed fee amortized royalty revenue was driven by a full six months of revenue from the patent license agreement with Samsung signed during first quarter 2009 and the September 2009 patent license agreement with Pantech. These increases were partially offset by the expiration of a fixed fee license agreement in second half 2009, which, as noted above, was renewed in second quarter 2010 as a per-unit agreement.
     The increase in technology solutions revenue was attributable to the first half 2010 technology solutions agreements with Beceem and CapiSemi, which collectively contributed revenue of $3.1 million in first half 2010, as well as increased royalties earned on our SlimChip modem IP relating to our licensees’ product sales.
     In first half 2010 and first half 2009, 55% and 52% of our total revenues for the respective periods were attributable to companies that individually accounted for 10% or more of these amounts. During first half 2010 and first half 2009, the following customers accounted for 10% or more of our total revenues:

	For the Six Months
	Ended June 30,
	2010	2009
Samsung Electronics Co., Ltd.	25%	32%
Casio Hitachi Mobile Communications Co., Ltd.	16%	—
LG Electronics, Inc.	14%	20%
Operating Expenses
     The following table summarizes the change in operating expenses by category (in millions):

	For the Six Months Ended
	June 30,
	2010	2009	(Decrease)/Increase
Selling, general and administrative	$14.5	$14.2	$0.3	2%
Patent administration and licensing	32.5	27.7	4.8	17%
Development	32.6	40.1	(7.5)	(19%)
Repositioning	—	37.0	(37.0)	(100%)

Total operating expenses	$79.6	$119.0	$(39.4)	(33%)

     Operating expenses decreased 33% to $79.6 million in first half 2010 from $119.0 million in first half 2009. Not including a $37.0 million repositioning charge in first half 2009, operating expenses would have decreased 3%. The $39.4 million decrease was primarily due to the following net changes in expenses (in millions):

Increase/
(Decrease)
Long-term cash incentives	$3.8
Patent maintenance and patent evaluation	1.9
Sublicense fees	0.9
Patent litigation and arbitration	0.7
Reserve for uncollectable accounts	0.5
Other	0.1
Engineering software and equipment maintenance	(1.3)
Personnel-related costs	(1.4)
Depreciation and amortization	(2.0)
Share-based compensation	(2.6)
Consulting services	(3.0)

Total decrease in operating expenses not including repositioning charge	(2.4)
Repositioning charge	(37.0)

Total decrease in operating expenses	$(39.4)

     In connection with our decision announced on March 30, 2009 to cease further development of our SlimChip modem technology, we wrote off approximately 73% of the net carrying value of our fixed and intangible assets and decreased our headcount by approximately 25%. As a result of these actions, consulting services, personnel-related costs, depreciation and amortization, and engineering software and equipment maintenance decreased approximately $7.7 million from first half 2009. These decreases were offset by an increase in long-term cash incentives, which includes a $1.8 million charge to increase our accrual rate for the performance-based cash incentive covering the period January 1, 2008 through December 31, 2010 under our LTCP from 50% to 70% in connection with revenue-producing agreements signed in first half 2010. The balance of the increase in long-term cash incentives and the decrease in share-based compensation was due to the structure of our LTCP, which includes overlapping long-term cash incentive cycles and overlapping restricted stock unit cycles, each with different timing and different methods of expense recognition. The increase in patent litigation and arbitration was primarily due to our continued efforts to characterize the patent portfolio. The increase in patent maintenance and patent evaluation costs were related to increased activity in management of our patent portfolio and due diligence associated with patent acquisition opportunities. The increase in sublicense fees related to our first half 2010 technology solutions agreements. In second quarter 2010 and second quarter 2009, we had reductions of $0.5 million and $1.0 million, respectively, in our reserve for uncollectable accounts. These reductions resulted in a period over period increase in operating expense of $0.5 million.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increase in long-term cash incentives and the reserve for uncollectable accounts.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense was primarily attributable to the above-noted increase in long-term cash incentives, patent maintenance and evaluation costs, and patent litigation and arbitration, as well as an increase in patent amortization costs due to an increase over time in our capitalized patent costs.
Development Expense: The decrease in development expense was primarily attributable to the reduction of consulting services, depreciation and amortization, personnel-related costs, and engineering software and equipment maintenance resulting from the repositioning announced on March 30, 2009. These decreases were offset, in part, by the above-noted increase in long-term cash incentives.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) expanded our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees across our three locations. We incurred a repositioning charge of $37.1 million in first quarter 2009 and additional costs of $1.5 million during the balance of 2009. We did not incur any additional charges under this plan in first half 2010, nor do we expect to incur any related charges in the future.
Interest and Investment Income, Net
     Net interest and investment income for each of first half 2010 and first half 2009 totaled $1.5 million.
Expected Trends
     We will provide our expectations for our third quarter 2010 revenue after we receive and review the applicable patent licensing and product sales royalty reports.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our amortization of fixed fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our June 30, 2010 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	Our need for debt and equity financings in the next twelve months; and

•	Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, our existing stock repurchase program and any stock repurchase program that we may initiate in the next twelve months.
     Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors of our 2009 Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2009 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
     The information required by this Item is incorporated by reference to Note 6, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	RISK FACTORS.
     In addition to factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2009 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     There were no sales of unregistered shares of our common stock or repurchases of our common stock during second quarter 2010 or from July 1, 2010 through July 30, 2010.

Item 6.	EXHIBITS.
     The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

*Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101	The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on July 30, 2010, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). †

*	Incorporated by reference to the previous filing indicated.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: July 30, 2010	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: July 30, 2010	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: July 30, 2010	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

*Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101	The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on July 30, 2010, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). †

*	Incorporated by reference to the previous filing indicated.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.