Form 10-Q
period 2010-09-30
InterDigital, Inc.
filed 2010-10-29
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	44,318,709

Title of Class	Outstanding at October 25, 2010

INTERDIGITAL, INC. AND SUBSIDIARIES
INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Income — Three and Nine Months Ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	21
Item 4 Controls and Procedures	21
Part II — Other Information:
Item 1 Legal Proceedings	22
Item 1A Risk Factors	22
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 5 Other Information	22
Item 6 Exhibits	23
SIGNATURES	24
EXHIBIT INDEX	25
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
InterDigital® is a registered trademark and SlimChip TM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

INTERDIGITAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$313,620	$210,863
Short-term investments	249,960	198,943
Accounts receivable, less allowances of $2,750 & $1,500	29,802	212,905
Deferred tax assets	35,328	68,500
Prepaid and other current assets	13,292	11,111

Total current assets	642,002	702,322

PROPERTY AND EQUIPMENT, NET	8,350	10,399
PATENTS, NET	127,493	119,170
DEFERRED TAX ASSETS	90,994	31,652
OTHER NON-CURRENT ASSETS, NET	44,824	44,942

	271,661	206,163

TOTAL ASSETS	$913,663	$908,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$286	$584
Accounts payable	9,546	6,284
Accrued compensation and related expenses	18,288	10,592
Deferred revenue	157,997	193,409
Taxes payable	32,340	33,825
Other accrued expenses	5,959	7,866

Total current liabilities	224,416	252,560

LONG-TERM DEBT	254	468
LONG-TERM DEFERRED REVENUE	373,143	474,844
OTHER LONG-TERM LIABILITIES	10,504	11,076

TOTAL LIABILITIES	608,317	738,948

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 0 and 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 67,764 and 66,831 shares issued and 44,194 and 43,261 shares outstanding	677	668
Additional paid-in capital	507,556	491,068
Retained earnings	366,076	246,771
Accumulated other comprehensive income	284	277

	874,593	738,784
Treasury stock, 23,570 shares of common held at cost	569,247	569,247

Total shareholders’ equity	305,346	169,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$913,663	$908,485

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2010	2009	2010	2009
REVENUES	$91,923	$75,486	$299,263	$220,975

OPERATING EXPENSES:
Selling, general and administrative	7,223	4,925	21,750	19,166
Patent administration and licensing	12,772	13,320	45,302	41,037
Development	17,457	10,659	49,985	50,755
Repositioning	—	—	—	36,970

	37,452	28,904	117,037	147,928

Income from operations	54,471	46,582	182,226	73,047

OTHER INCOME:
Interest and investment income, net	556	531	2,045	1,985

Income before income taxes	55,027	47,113	184,271	75,032

INCOME TAX PROVISION	(19,512)	(16,492)	(64,966)	(26,652)

NET INCOME	$35,515	$30,621	$119,305	$48,380

NET INCOME PER COMMON SHARE — BASIC	$0.80	$0.70	$2.69	$1.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	44,076	43,083	43,889	43,353

NET INCOME PER COMMON SHARE — DILUTED	$0.79	$0.69	$2.66	$1.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	44,599	43,819	44,456	44,196

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,305	$48,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,455	17,756
Deferred revenue recognized	(209,115)	(164,944)
Increase in deferred revenue	72,002	605,374
Deferred income taxes	(26,170)	(51,287)
Share-based compensation	3,934	7,620
Non-cash repositioning charges	—	30,568
Other	70	(144)
Decrease (increase) in assets:
Receivables	183,103	(170,773)
Deferred charges	(5,137)	3,353
Other current assets	3,054	(622)
Increase (decrease) in liabilities:
Accounts payable	2,234	(2,977)
Accrued compensation	6,801	(25,610)
Accrued taxes payable	(1,485)	33,000
Other accrued expenses	(1,907)	2,808

Net cash provided by operating activities	163,144	332,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(508,756)	(187,290)
Sales of short-term investments	457,695	64,995
Purchases of property and equipment	(1,738)	(2,412)
Capitalized patent costs	(19,963)	(21,946)
Capitalized technology license costs	—	(1,115)

Net cash used in investing activities	(72,762)	(147,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	10,625	5,156
Payments on long-term debt, including capital lease obligations	(512)	(1,803)
Repurchase of common stock	—	(25,020)
Tax benefit from share-based compensation	2,262	2,560

Net cash provided (used) by financing activities	12,375	(19,107)

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,757	165,627

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	210,863	100,144

CASH AND CASH EQUIVALENTS, END OF PERIOD	$313,620	$265,771

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2010, and the results of our operations for the three and nine months ended September 30, 2010 and 2009 and our cash flows for the nine months ended September 30, 2010 and 2009. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (our “2009 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
     In September 2009, the Financial Accounting Standards Board (“FASB”) finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. However, adoption is permitted as early as the interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not yet adopted this guidance. We believe that revenue recognition related to new agreements with multiple elements may be recorded earlier under the new guidance than under existing guidance.
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
2. SIGNIFICANT EVENTS:
Patent Licensing
     In first quarter 2010, we entered into a worldwide, non-exclusive patent license agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”). The patent license agreement covers the sale by CHMC of all wireless end-user terminal devices compliant with 2G and 3G cellular standards through June 1, 2010. In addition, in first quarter 2010, we identified additional royalty obligations in a routine audit of an existing customer. In first nine months 2010, we have recognized revenue totaling $39.9 million, including $35.7 million related to past sales, in connection with these two items.

Technology Solutions
     In third quarter 2010, we entered into a technology license agreement to provide our SlimChipTM 2G and 3G modem technology to a mobile chipset manufacturer in mainland China. Under the non-exclusive, royalty-bearing technology delivery agreement, InterDigital will license a dual mode core with 2G and 3G physical layer — inclusive of HSPA, compliant with the UMTS 3GPP Release 6 standard — and provide engineering support. InterDigital will receive milestone-based payments and will be compensated on a per-unit royalty basis on sales of products containing the delivered technology.
     We are accounting for portions of this and other technology solutions agreements using the proportional performance method. During third quarter 2010 and third quarter 2009, we recognized related revenue of $3.2 million and $0.0 million, respectively. As of September 30, 2010 and December 31, 2009, our deferred revenue balances associated with our technology solutions agreements accounted for using proportional performance were $2.9 million and $0.0 million, respectively. We did not have any amounts of unbilled accounts receivable at September 30, 2010 or December 31, 2009.
3. REPOSITIONING:
     On March 30, 2009, we announced a repositioning plan that included the expansion of our technology development and licensing business, the cessation of further ASIC development of our SlimChip modem and efforts to monetize the SlimChip technology investment through IP licensing and technology sales. In connection with the repositioning, the Company incurred a charge of $38.6 million during 2009, of which $37.0 million was recognized in first nine months 2009. Of the total charge of $38.6 million, approximately $30.6 million represents long-lived asset impairments for assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment, and other assets.
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
     We did not incur any additional repositioning charges in first nine months 2010, nor do we expect to incur any additional repositioning costs in the future in conjunction with the wind-down activities related to our SlimChip product development.
     The following table provides information related to our accrued liability for repositioning costs through September 30, 2010, which is included on our balance sheet within Other accrued expenses (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total
Expected repositioning charge	$30,568	$3,893	$4,143	$38,604

Accrued Liability for Repositioning Costs:
December 31, 2009	$—	$201	$399	$600
Payments	—	(98)	(6)	(104)

March 31, 2010	$—	$103	$393	$496

Payments	—	(103)	(47)	(150)

June 30, 2010	$—	$—	$346	$346

Payments	—	—	(42)	(42)

September 30, 2010	$—	$—	$304	$304

4. INCOME TAXES:
     In first nine months 2010, our effective tax rate was approximately 35.3% based on the statutory federal tax rate net of discrete state and foreign taxes. During first nine months 2009, our effective tax rate was approximately 35.5% based on the statutory federal tax rate net of discrete state and foreign taxes.
     During first nine months 2010 and first nine months 2009, we paid approximately $35.2 million and $40.7 million, respectively, of foreign withholding tax. We previously accrued the first nine months 2010 payment and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
     Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur. However, we cannot predict if, when or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to avail ourselves fully of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified, thereby reducing the book tax expense in that period.
5. NET INCOME PER SHARE:
     The following table sets forth a reconciliation of the shares and the net income applicable to common shareholders used in the basic and diluted net income per share computations (in thousands, except per share data):

	For the Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$35,515	$35,515	$30,621	$30,621
Less: income applicable to participating securities	(325)	(322)	(456)	(448)

Net income applicable to common shareholders	$35,190	$35,193	$30,165	$30,173

Denominator:

Weighted-average shares outstanding: Basic	44,076	44,076	43,083	43,083

Dilutive effect of stock options		523		736

Weighted-average shares outstanding: Diluted		44,599		43,819

Earnings Per Share:

Net income: Basic	$0.80	$0.80	$0.70	$0.70

Dilutive effect of stock options		(0.01)		(0.01)

Net income: Diluted		$0.79		$0.69

	For the Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$119,305	$119,305	$48,380	$48,380
Less: income applicable to participating securities	(1,069)	(1,055)	(749)	(735)

Net income applicable to common shareholders	$118,236	$118,250	$47,631	$47,645

Denominator:

Weighted-average shares outstanding: Basic	43,889	43,889	43,353	43,353

Dilutive effect of stock options		567		843

Weighted-average shares outstanding: Diluted		44,456		44,196

Earnings Per Share:

Net income: Basic	$2.69	$2.69	$1.10	$1.10

Dilutive effect of stock options		(0.03)		(0.02)

Net income: Diluted		$2.66		$1.08

     For both three months and nine months ended September 30, 2010, options to purchase less than 0.1 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.
     For three months and nine months ended September 30, 2009, options to purchase approximately 0.7 million and 0.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.

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
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding was dispositive, and seeking the dismissal of Nokia’s complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital’s request and dismissed all of Nokia’s claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital’s motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. InterDigital filed its opening brief in the appeal on July 28, 2010. Nokia’s brief is due to be filed by November 29, 2010, absent any extension. InterDigital may file a reply brief within 14 days after Nokia’s brief is filed, absent any extension. The Second Circuit has not yet entered a schedule for oral argument.
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
     On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the Commission. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the Commission took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the Commission’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the Commission’s determination of no Section 337 violation, and a remand for further proceedings before the Commission. InterDigital is not appealing the Commission’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the Commission filed their briefs on July 13, 2010. In their briefs, Nokia and the Commission argue that the Commission correctly construed the claim terms asserted by InterDigital in its appeal and that the Commission properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the Commission’s finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the Commission erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the Commission’s finding of no Section 337 violation should be affirmed on that additional basis. InterDigital filed its reply brief on August 30, 2010. The Court has scheduled oral argument for December 9, 2010.
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
7. REPURCHASE OF COMMON STOCK:
     In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company can repurchase shares under the program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During 2009, we repurchased approximately 1.0 million shares for $25.0 million under the 2009 Repurchase Program, of which approximately 0.4 million shares were repurchased for $10.3 million during third quarter 2009. We did not make any share repurchases during first nine months 2010 or from October 1, 2010 through October 29, 2010.

8. COMPREHENSIVE INCOME:
     The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2010	2009
Net income	$35,515	$30,621
Unrealized (loss) gain on investments	(33)	55

Total comprehensive income	$35,482	$30,676

	For the Nine Months Ended September 30,
	2010	2009
Net income	$119,305	$48,380
Unrealized gain on investments	7	174

Total comprehensive income	$119,312	$48,554

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
     Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2010, four customers comprised 84% of our net accounts receivable balance. At December 31, 2009, one customer represented 94% of our net accounts receivable balance. We perform ongoing credit evaluations of our customers, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the carrying value of our financial instruments approximate their fair values.
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

	Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$196,708	$—	$—	$196,708
Commercial paper (b)	20,228	149,873	—	170,101
U.S. government agencies	18,188	157,678	—	175,866
Corporate bonds	7,523	13,382	—	20,905

	$242,647	$320,933	$—	$563,580

(a)	Included within cash and cash equivalents

(b)	Includes $116.9 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$132,968	$—	$—	$132,968
Commercial paper (b)	11,065	127,823	—	138,888
U.S. government agencies	27,095	90,960	—	118,055
Corporate bonds	7,026	12,869	—	19,895

	$178,154	$231,652	$—	$409,806

(a)	Included within cash and cash equivalents

(b)	Includes $77.9 million of commercial paper that is included within cash and cash equivalents.
10. SUBSEQUENT EVENTS:
Technology Solutions Agreements
     In first quarter 2010, we entered into a technology transfer and license agreement with Beceem Communications Inc. (“Beceem”). Beceem was granted non-exclusive, worldwide licenses to certain 2G and 3G signal processing technologies to develop, implement, and use in multimode 4G chips. In fourth quarter 2010, Broadcom Corporation (“Broadcom”) signed a definitive agreement to acquire Beceem. The transaction is expected to close in either fourth quarter 2010 or first quarter 2011. Pending closing of the transaction, InterDigital’s technology solutions agreement with Beceem will continue in accordance with its terms, including all payment obligations. However, we have agreed to suspend ongoing development work and engineering services until a date certain. Upon closing of the announced Broadcom/Beceem transaction, the agreement will terminate under mutually agreeable financial terms and Beceem/Broadcom will have no license to sell products incorporating our technology or to otherwise use our technology and Beceem will fully remove our technology from all of its products. Should the Broadcom/Beceem transaction fail to close by the date certain, we will resume development work under the terms of our existing agreement.
Compensation Programs
     As discussed in “Other Information” in Part II, Item 5 of the Form 10-Q, the compensation committee of InterDigital’s board of directors approved certain changes to the company’s compensation programs on October 26, 2010. The company intends that such changes to its compensation structure will decrease the proportion of compensation that is time-based relative to the proportion that is performance-based and, as a result, expects that the changes will result in a slight decrease in the total compensation paid to the named executive officers as well as to the company’s employees as a whole. Whether the net effect of the changes is an increase or a decrease in total compensation, however, will ultimately depend on the company’s level of achievement of the applicable performance goals.

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
Patent Licensing
     Patent licensing royalties of $86.1 million in third quarter 2010 increased $1.0 million or 1% over second quarter 2010. This sequential increase was driven by a $5.2 million increase in fixed fee and per-unit royalties from existing customers, partly offset by a $4.2 million decrease in past sales. The increase in fixed fee and per-unit royalties resulted from strong sales from our customers with concentrations in smart phones, while past sales decreased due to the second quarter 2010 renewal of a patent license agreement that contributed to per-unit revenue in both periods and past sales in second quarter 2010 only.
Technology Solutions
     Technology solutions revenue in third quarter 2010 of $5.8 million decreased $0.3 million or 5% from second quarter 2010. The decrease was driven by a $0.8 million decrease in technology solutions royalties, partly offset by a $0.5 million increase in revenue from technology solutions customers added in 2010.
Intellectual Property Enforcement
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
     On November 30, 2009, we filed an appeal of the USITC’s decision to the United States Court of Appeals for the Federal Circuit. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the USITC’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the USITC’s determination of no Section 337 violation, and a remand for further proceedings before the USITC. InterDigital is not appealing the USITC’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the USITC filed their briefs on July 13, 2010. In their briefs, Nokia and the USITC argue that the USITC correctly construed the claim terms asserted by InterDigital in its appeal and that the USITC properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the USITC’s finding of non-infringement should be affirmed based on an additional claim term. Nokia further argues that the USITC erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the USITC’s finding of no Section 337 violation should be affirmed on that additional basis. InterDigital filed its reply brief on August 30, 2010. The Court has scheduled oral argument for December 9, 2010.
Comparability of Financial Results
     When comparing third quarter 2010 financial results against other periods, the following items should be taken into consideration:
•	Our third quarter 2010 revenue included $0.7 million of past sales, primarily related to the signing of a new patent license agreement.
•	Our third quarter 2010 operating expenses included a charge of $0.6 million to increase a bad debts reserve related to one of our technology solutions customers.
•	Our third quarter 2009 revenue included $0.5 million of past sales, primarily related to the signing of a new patent license agreement.
•	Our third quarter 2009 operating expenses were reduced by $4.0 million based on revised expectations for the anticipated payout associated with a long-term performance-based incentive program; this adjustment reduced third quarter 2009 development expense, selling, general and administrative expense, and patent administration and licensing costs by $2.4 million, $1.1 million, and $0.5 million, respectively.

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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings, but have not had a significant debt or equity financing in over 10 years and do not anticipate a need for such financings in the next twelve months. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, our existing stock repurchase program and any stock repurchase or dividend program that we may initiate in the next twelve months.
Cash, cash equivalents and short-term investments
     At September 30, 2010 and December 31, 2009, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

			Increase /
	September 30, 2010	December 31, 2009	(Decrease)
Cash and cash equivalents	$313,620	$210,863	$102,757
Short-term investments	249,960	198,943	51,017

Total Cash and cash equivalents and short-term investments	$563,580	$409,806	$153,774

     Our cash, cash equivalents and short-term investments increased $153.8 million in first nine months 2010. The increase was primarily due to our receipts of the third and fourth of four $100.0 million installments from Samsung Electronics Co., Ltd. (“Samsung”) under our patent license agreement signed in January 2009. After using these and other receipts to fund our operations and working capital requirements in first nine months 2010, we invested the excess in short-term investments.
Cash flows from operations
     We generated the following cash flows from our operating activities in first nine months 2010 and 2009 (in thousands):

	For the Nine Months Ended September 30,
			Increase /
	2010	2009	(Decrease)
Cash flows from operating activities	$163,144	$332,502	$(169,358)
     The positive operating cash flow in first nine months 2010 arose principally from receipts of approximately $344.6 million related to patent license and technology solutions agreements. These receipts included the third and fourth of four $100.0 million installments from Samsung under our January 2009 license agreement. We also received $6.7 million of fixed fee payments and $125.1 million of per-unit royalty payments, including past sales and prepayments, from other existing and new customers. Cash receipts from our technology solutions agreements totaled $12.8 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, and non-cash compensation) of $96.6 million, cash payments for foreign source withholding taxes of $35.2 million primarily related to the Samsung installments, and estimated federal tax payments of $53.0 million.
          The positive operating cash flow in first nine months 2009 arose principally from receipts of approximately $492.0 million related to patent license and technology solutions agreements. These receipts included the first two of four installments of $100.0 million from Samsung under our January 2009 license agreement. We also received prepayments of $182.4 million from two existing customers, per-unit royalty payments of $61.6 million from other existing customers, other fixed fee payments of $37.1 million, and cash receipts from our technology solutions agreements totaling $10.9 million, primarily related to royalties associated with our SlimChip modem core. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges and non-cash compensation) of $92.0 million, cash payments for foreign source withholding taxes of $40.7 million related to cash receipts under the Samsung agreement and our patent license agreement with Pantech Co., Ltd and Pantech & Curitel

Communications, Inc. (“Pantech”) signed in September 2009, an estimated federal tax payment of $4.0 million, and changes in working capital during first nine months 2009.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2010 and December 31, 2009 (in thousands) as follows:

	September 30, 2010	December 31, 2009	Increase / (Decrease)
Current assets	$642,002	$702,322	$(60,320)
Current liabilities	(224,416)	(252,560)	28,144

Working capital	417,586	449,762	(32,176)

(Subtract) Add
Cash and cash equivalents	(313,620)	(210,863)	(102,757)
Short-term investments	(249,960)	(198,943)	(51,017)
Current portion of long-term debt	286	584	(298)
Current deferred revenue	157,997	193,409	(35,412)

Adjusted working capital	$12,289	$233,949	$(221,660)

     The $221.7 million decrease in adjusted working capital is primarily attributable to the decrease in accounts receivable associated with the third and fourth of four $100.0 million installments from Samsung, which we received during first nine months 2010. Additionally, our satisfaction of estimated federal tax obligations reduced our short-term deferred tax assets and contributed to the decrease in adjusted working capital. An $11.0 million increase in accrued compensation and accounts payable also reduced our adjusted working capital during first nine months 2010. The increase in accrued compensation is primarily attributable to our long-term performance-based cash incentive program, a payout under which is scheduled to be paid within twelve months from the current balance sheet date. The increase in accounts payable is primarily associated with sublicense obligations incurred in conjunction with our new technology solutions agreements signed in first nine months 2010.
Cash Used in or Provided by Investing and Financing Activities
     We used net cash in investing activities of $72.8 million and $147.8 million in first nine months 2010 and 2009, respectively. We purchased $51.1 million and $122.3 million of short-term marketable securities, net of sales, in first nine months 2010 and 2009, respectively. This decrease in net purchases was driven by higher cash needs to make estimated tax payments during 2010. Purchases of property and equipment and technology licenses decreased to $1.7 million in first nine months 2010 from $3.5 million in first nine months 2009 due to the lower levels of development tools and engineering equipment needed in first nine months 2010 as a result of our cessation of further SlimChip product development. Investment costs associated with patents decreased to $20.0 million in the first nine months 2010 from $21.9 million for first nine months 2009.
     Net cash provided (used) by financing activities increased by $31.5 million primarily due to our first nine months 2009 share repurchase activity, which did not recur in first nine months 2010, and higher levels of proceeds from stock option exercises.
Other
     Our combined short-term and long-term deferred revenue balance at September 30, 2010 was approximately $531.1 million, a decrease of $137.1 million from December 31, 2009. We have no material obligations associated with such deferred revenue. In first nine months 2010, deferred revenue decreased $209.1 million due to the deferred revenue recognition of $146.3 million related to the amortization of fixed fee royalty payments and $62.8 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our customers) and technology solutions. These decreases in deferred revenue were partially offset by gross increases in deferred revenue of $72.0 million, primarily related to patent license agreements and new technology solutions agreements signed in first nine months 2010.
     Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the September 30, 2010 deferred revenue balance of $531.1 million by $158.0 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our customers report against prepaid balances and work performed in conjunction with our technology solutions agreements.

     At September 30, 2010 and December 31, 2009, we had approximately 1.5 million and 2.1 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $20.3 million and $30.4 million of cash proceeds to the Company if they are fully exercised.
RESULTS OF OPERATIONS
Third Quarter 2010 Compared to Third Quarter 2009
Revenues
     The following table compares third quarter 2010 revenues to revenues in the comparable prior year period (in millions):

	For the Three Months
	Ended September 30,
	2010	2009	Increase/ (Decrease)
Fixed fee amortized royalty revenue	$49.6	$44.8	$4.8	11%
Per-unit royalty revenue	35.8	27.7	8.1	29%
Past sales	0.7	0.5	0.2	40%

Total patent licensing royalties	86.1	73.0	13.1	18%
Technology solutions revenue	5.8	2.5	3.3	132%

Total revenue	$91.9	$75.5	$16.4	22%

     The $16.4 million increase in total revenue in third quarter 2010 was primarily attributable to a $13.1 million increase in patent licensing royalties. Of this increase in patent licensing royalties, $8.1 million was attributable to an increase in per-unit royalty revenue primarily resulting from (i) the second quarter 2010 renewal of a patent license agreement and (ii) an aggregate increase in royalties from our remaining existing per-unit customers. The remaining $5.0 million increase in patent licensing royalties was driven by increases in fixed fee amortized royalty revenue and past sales revenue.
     The increase in fixed fee amortized royalty revenue was driven by a full quarter of revenue from our September 2009 patent license agreement with Pantech, compared to a partial quarter of revenue in third quarter 2009, and our second quarter 2010 amendment to our patent license agreement with an existing customer.
     The increase in past sales revenue was attributable to the signing of a patent license agreement with a new customer in third quarter 2010, as well as the resolution of a routine audit of an existing customer.
     The increase in technology solutions revenue was attributable to agreements signed during first nine months 2010, which collectively contributed $3.7 million of revenue in third quarter 2010.
     In third quarter 2010 and third quarter 2009, 55% and 64% of our total revenues for the respective periods were attributable to companies that individually accounted for 10% or more of these amounts. During third quarter 2010 and third quarter 2009, the following customers accounted for 10% or more of our total revenues:

	For the Three Months
	Ended September 30,
	2010	2009
Samsung Electronics Company, Ltd.	28%	34%
LG Electronics	16%	19%
Sharp Corporation	11%	11%
Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months
	Ended September 30,
	2010	2009	Increase/ (Decrease)
Selling, general and administrative	$7.2	$4.9	$2.3	47%
Patent administration and licensing	12.8	13.3	(0.5)	(4)%
Development	17.5	10.7	6.8	64%

Total operating expenses	$37.5	$28.9	$8.6	30%

   Operating expenses increased 30% to $37.5 million in third quarter 2010 from $28.9 million in third quarter 2009. The $8.6 million increase was primarily due to net changes in the following items (in millions):

Increase/
(Decrease)
Long-term compensation	$3.9
Sublicense fees	2.0
Consulting services	1.7
Depreciation and amortization	0.7
Personnel-related costs	0.7
Other	0.6
Reserve for uncollectible accounts	0.6
Patent maintenance and patent evaluation	0.4
Intellectual property enforcement	(2.0)

Total increase in operating expenses	$8.6

     The increase in long-term compensation primarily resulted from a third quarter 2009 reduction of $4.0 million to the accrual for the incentive period January 1, 2008 through December 31, 2010. This reduction related to lowering our expected payout from 100% to 50% in third quarter 2009. We have subsequently raised the expected payout to 70% in connection with revenue-producing agreements signed in first nine months 2010. Our technology solutions agreements signed in first nine months 2010 resulted in an increase in sublicense fees and consulting services. Additionally, consulting services also increased in connection with research and development projects initiated within the last twelve months. The increase in depreciation and amortization is related to the increase over time in our capitalized patent costs. Personnel-related costs increased $0.7 million due to salary increases. The increase in patent maintenance and patent evaluation costs were related to increased activity in the management of our patent portfolio and due diligence associated with patent acquisition opportunities. In third quarter 2010, we increased our reserve for uncollectible accounts by $1.8 million. We recorded a charge of $0.6 million and a reduction of deferred revenue of $1.2 million in connection with this reserve. These increases were partially offset by a decrease in intellectual property enforcement primarily due to a decrease in activity associated with our Nokia USITC case.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increase in long-term compensation and the reserve for uncollectible accounts.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement. This decrease was partially offset by increases in long-term compensation, patent maintenance and patent evaluation costs, and patent amortization.
Development Expense: The increase in development expense was primarily attributable to the above-noted increases in long-term compensation, consulting services, and sublicense fees.
First Nine Months 2010 Compared to First Nine Months 2009
Revenues
     The following table compares first nine months 2010 revenues to revenues in the prior year comparable period (in millions):

	For the Nine Months
	Ended September 30,
	2010	2009	Increase/ (Decrease)
Fixed fee amortized royalty revenue	$146.3	$133.7	$12.6	9%
Per-unit royalty revenue	97.4	78.5	18.9	24%
Past sales	41.3	2.8	38.5	1375%

Total patent licensing royalties	285.0	215.0	70.0	33%
Technology solutions revenue	14.3	6.0	8.3	138%

Total revenue	$299.3	$221.0	$78.3	35%

   The $78.3 million increase in total revenue in first nine months 2010 was primarily attributable to a $70.0 million increase in patent licensing royalties. Of this increase in patent licensing royalties, $38.5 million was attributable to past sales primarily resulting from (i) the first quarter 2010 patent license agreement signed with CMHC, (ii) the first quarter 2010 resolution of a routine audit with an existing customer, and (iii) the renewal of a patent license agreement in second quarter 2010. The remaining $31.5 million increase was driven by increases in per-unit royalty revenue ($18.9 million) and fixed fee amortized royalty revenue ($12.6 million).
     Per-unit royalty revenues increased $18.9 million due to the first quarter 2010 entry into the patent license agreement with CMHC, the second quarter 2010 renewal of a patent license agreement, a full nine months of revenue from license agreements signed in 2009, and an aggregate increase in royalties from our remaining existing per-unit customers.
     The increase in fixed fee amortized royalty revenue was driven by a full nine months of revenue from the patent license agreement with Samsung signed during first quarter 2009 and the September 2009 patent license agreement with Pantech. These increases were partially offset by the expiration of a fixed fee license agreement in second half 2009, which, as noted above, was renewed in second quarter 2010 as a per-unit agreement.
     The increase in technology solutions revenue was attributable to technology solutions agreements signed during first nine months 2010, which collectively contributed revenue of $6.8 million, as well as increased royalties earned on our SlimChip modem core platform relating to our customers’ product sales.
     During first nine months 2010 and first nine months 2009, 51% and 63% of our total revenues for the respective periods were attributable to companies that individually accounted for 10% or more of these amounts. During first nine months 2010 and first nine months 2009, the following customers accounted for 10% or more of our total revenues:

	For the Nine Months
	Ended September 30,
	2010	2009
Samsung Electronics Company, Ltd.	26%	33%
LG Electronics	14%	20%
Casio Hitachi Mobile Communications Co., Ltd.	11%	<10%
Sharp Corporation	<10%	10%
Operating Expenses
     The following table summarizes the change in operating expenses by category (in millions):

	For the Nine Months
	Ended September 30,
	2010	2009	Increase/ (Decrease)
Selling, general and administrative	$21.8	$19.2	$2.6	14%
Patent administration and licensing	45.3	41.0	4.3	11%
Development	50.0	50.8	(0.8)	(2)%
Repositioning	—	37.0	(37.0)	(100)%

Total operating expenses	$117.1	$148.0	$(30.9)	(21)%

     Operating expenses decreased 21% to $117.1 million in first nine months 2010 from $148.0 million in first nine months 2009. Not including a $37.0 million repositioning charge in first nine months 2009, operating expenses would have increased 6%. The $30.9 million decrease was primarily due to the following net changes in expenses (in millions):

Increase/
(Decrease)
Long-term compensation	$5.1
Sublicense fees	2.9
Patent amortization	2.2
Patent maintenance and patent evaluation	1.9
Reserve for uncollectible accounts	1.1
Other	0.2
Personnel-related costs	(0.6)
Consulting services	(0.9)
Intellectual property enforcement	(1.2)
Engineering software and equipment maintenance	(1.2)
Depreciation and amortization	(3.4)

Total increase in operating expenses not including repositioning charges	6.1
Repositioning charge	(37.0)

Total decrease in operating expenses	$(30.9)

     In connection with our first quarter 2009 decision to cease further development of our SlimChip modem technology, we wrote off approximately 73% of the net carrying value of our fixed assets and development licenses and decreased our headcount by approximately 25%. As a result of these actions, consulting services, personnel-related costs, depreciation and amortization, and engineering software and equipment maintenance decreased approximately $6.1 million. The increase in long-term compensation primarily resulted from a third quarter 2009 reduction of $4.0 million to the accrual for the incentive period January 1, 2008 through December 31, 2010. This reduction related to lowering our expected payout from 100% to 50% in third quarter 2009. During first nine months 2010, we incurred a $1.8 million charge to increase the accrual rate to 70% in connection with revenue-producing agreements signed in first nine months 2010. The increase in sublicense fees related to our technology solutions agreements signed in first nine months 2010. Patent amortization increased due to the increase over time in our capitalized patent costs. The increase in patent maintenance and patent evaluation costs were related to increased activity in management of our patent portfolio and due diligence associated with patent acquisition opportunities. In first nine months 2010, we recorded a net increase of $1.3 million to our reserve for uncollectible accounts. We recorded a net charge of $0.1 million and a reduction of deferred revenue of $1.2 million in connection with this increase. In first nine months 2009, we recorded a benefit of $1.0 million in connection with a reduction of our reserve for uncollectible accounts. The decrease in intellectual property enforcement was primarily due to a decrease in activity associated with our Nokia USITC case.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increase in long-term compensation and the reserve for uncollectible accounts.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense was primarily attributable to the above-noted increases in long-term compensation, patent amortization, and patent maintenance and patent evaluation. These increases were partially offset by the above-noted reduction in intellectual property enforcement.
Development Expense: The decrease in development expense was primarily attributable to the reduction of consulting services, depreciation and amortization, personnel-related costs, and engineering software and equipment maintenance resulting from the repositioning announced on March 30, 2009. These decreases were offset, in part, by the above-noted increase in long-term compensation and sublicense fees.
Repositioning Expense: On March 30, 2009, we announced a repositioning plan under which we (i) expanded our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees across our three locations. We incurred a repositioning charge of $37.1 million in first quarter 2009 and additional costs of $1.5 million during the balance of 2009. We did not incur any additional charges under this plan in first nine months 2010, nor do we expect to incur any related charges in the future.
Expected Trends
     We will provide our expectations for our fourth quarter 2010 revenue after we receive and review the applicable patent licensing and product sales royalty reports.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our amortization of fixed fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our September 30, 2010 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	Our need for debt and equity financings in the next twelve months; and

•	Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, our existing stock repurchase program and any stock repurchase program or dividend that we may initiate in the next twelve months.
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
Item 4. CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     There were no sales of unregistered shares of our common stock or repurchases of our common stock during third quarter 2010 or from October 1, 2010 through October 29, 2010.
Item 5. OTHER INFORMATION
     On October 26, 2010, the compensation committee of InterDigital’s board of directors approved certain changes to the company’s compensation programs, including the compensation plans and arrangements of InterDigital’s chief executive officer, chief financial officer and other named executive officers as identified in the company’s 2010 definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2010 (the “2010 proxy statement”). The changes relate to the company’s (i) long-term compensation program (“LTCP”), (ii) annual bonus plan, or short-term incentive plan (“STIP”), (iii) supplemental payment program and (iv) profit-sharing program, each of which has been previously described by InterDigital in the Compensation Discussion and Analysis section of the 2010 proxy statement.
Long-Term Compensation Program
     The compensation committee approved certain amendments to the LTCP to provide the committee with flexibility to respond more rapidly to changing market dynamics, accounting rules and other organizational factors. Prior to being amended, the LTCP, which consists of overlapping cycles that are generally three years in length, was designed to alternate between equity and cash cycles, with equity cycles including both time-based and performance-based components and cash cycles consisting of a performance-based cash incentive. Under the equity cycles, executives, including the named executive officers, received 50% of their equity awards in the form of performance-based restricted stock units (“RSUs”) and 50% in the form of time-based RSUs that vested in full at the end of the three-year cycle period.
     Under the terms of the amended LTCP, effective for the cycle that began on January 1, 2010 and cycles thereafter, all executives, including the named executive officers, will receive 25% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the three-year cycle period and the remaining 75% in the form of performance-based awards granted under the long-term incentive plan (“LTIP”) component of the LTCP. The LTIP performance-based awards may be paid out in the form of cash or equity or any combination thereof. The form of the LTIP award will be determined by the compensation committee in its sole discretion at the beginning or the end of the three-year cycle.
     The level of participation in the LCTP for each named executive officer, which is established as a target percentage of their annual base salary, remains unchanged. Payouts of performance-based awards will continue to be determined by the compensation committee in its sole discretion based on the company’s achievement of one of more performance goals during the cycle period, as established and approved by the compensation committee. Payouts pursuant to the LTIP may exceed or be less than target, depending on the level of the company’s achievement of the performance goal(s). No payout may be made if the company fails to achieve the minimum level of performance for the applicable cycle, and the payout for any particular cycle is capped at 200% of target.
     This description is qualified in its entirety by reference to the amended LTCP, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Short-Term Incentive Plan, Supplemental Payment Program and Profit-Sharing Program
     The compensation committee also made certain changes and decisions with respect to the STIP and the company’s supplemental payment and profit-sharing programs in order to further enhance the company’s performance-based compensation programs and to simplify the company’s overall compensation structure by reducing the number of compensation elements used.
     The STIP, a key element of performance-based compensation, was amended to increase the targeted award amount for each participant, which is expressed as a percentage of annual base salary, by five percentage points. Accordingly, effective with the 2011 plan year, the targets under the STIP for each of the named executive officers are as follows: 80% for William Merritt, 55% for Scott McQuilkin and Lawrence Shay and 45% for Mark Lemmo and James Nolan. The amended STIP is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
     The company’s supplemental payment program, pursuant to which each executive, including the named executive officers, received annual grants of 1,000 shares of the company’s common stock, subject to a one-year restriction on transferability, was terminated by the compensation committee.
     Finally, the compensation committee determined that it would not elect to make a profit-sharing contribution to each employee in 2011, or for the foreseeable future, pursuant to a discretionary provision in the company’s 401(k) savings plan. In prior years, the compensation committee had approved a profit-sharing contribution to each employee, including each named executive officer, ranging from 1.0% to 1.5% of the employee’s annual salary. This decision is not intended to be reflective of the company’s recent financial performance but rather is consistent with the compensation committee’s intent to simplify the company’s overall compensation structure.

Item 6. EXHIBITS.
     The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

*Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

Exhibit 10.1	InterDigital Long-Term Compensation Program, as amended October 2010.+

Exhibit 10.2	InterDigital Short-Term Incentive Plan, as amended October 2010.+

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101	The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on October 29, 2010, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). †

*	Incorporated by reference to the previous filing indicated.

+	Management contract or compensatory plan or arrangement.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: October 29, 2010	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 29, 2010	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: October 29, 2010	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

*Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).

Exhibit 10.1	InterDigital Long-Term Compensation Program, as amended October 2010.+

Exhibit 10.2	InterDigital Short-Term Incentive Plan, as amended October 2010.+

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101	The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on October 29, 2010, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). †

*	Incorporated by reference to the previous filing indicated.

+	Management contract or compensatory plan or arrangement.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.