Form 10-K
period 2010-12-31
InterDigital, Inc.
filed 2011-02-28
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-33579
INTERDIGITAL, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1882087
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

781 Third Avenue King of Prussia, Pennsylvania	19406-1409 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(610) 878-7800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share) (title of class)	NASDAQ (name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,075,652,145 as of June 30, 2010.

The number of shares outstanding of the registrant’s common stock was 45,326,113 as of February 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2011 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

4G

“Fourth Generation.”  A generic marketing term used in reference to the generation of digital mobile devices and networks after 3G, which provide very high speed, low latency data and video communications capability as well as voice services. It is typically (but not always) used to refer to air interfaces that utilize OFDMA/MIMO technologies, such as LTE, LTE-Advanced, IEEE 802.16e and IEEE 802.16m.

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

HSUPA

“High Speed Uplink Packet Access.”  An enhancement to WCDMA technology that improves the performance of the radio uplink to increase capacity and throughput, and to reduce delay. A 3G technology enhancement.

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

LTE

“Long Term Evolution.”  Generic name for the 3GPP project addressing future improvements to the 3G Universal Terrestrial Radio Access Network (UTRAN).

LTE-A

“LTE-Advanced.”  A follow-on to LTE and the 3GPP entry into the worldwide ITU “IMT-Advanced” project.

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

In this Form 10-K, the words “we,” “our,” “us,” “the Company” and “InterDigital” refer to InterDigital, Inc. and/or its subsidiaries, individually and/or collectively, unless otherwise indicated or the context otherwise requires. InterDigital® is a registered trademark and SlimChiptm is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

PART I

Item 1.	BUSINESS

Overview

InterDigital provides advanced technologies that enable wireless communications. Since our founding in 1972, we have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of intellectual property to the wireless communications industry and currently hold through wholly owned subsidiaries a portfolio of approximately 1,300 U.S. and approximately 7,500 non-U.S. patents related to the fundamental technologies that enable wireless communications. Included in our portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless Standards, including 2G, 3G, 4G and the IEEE 802 suite of Standards. We believe that companies making, using or selling products based on these Standards, which includes all major manufacturers of mobile handsets, require a license under our essential patents and will require licenses under essential patents that may issue from our pending patent applications. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices. In 2010, we believe we recognized revenue from over half of all 3G mobile devices sold worldwide, including those sold by leading mobile communications companies such as Apple, HTC, LG Electronics, Research in Motion and Samsung Electronics.

We develop advanced technologies that we expect will improve the wireless user’s experience and enable the delivery of a broad array of information and services. This includes next-generation wireless air interfaces and technologies to enhance connectivity and mobility across networks and devices and technologies that support a more efficient transportation of information. We actively participate in, and contribute our technology solutions to, worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802-compliant products and services are built, and our contributions are often incorporated into such Standards. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our mobile broadband modem solutions (modem IP, know-how, and reference platforms) to mobile device manufacturers, semiconductor companies, and other equipment producers that manufacture, use and sell digital cellular products.

We have built our suite of technology and patent offerings primarily through internal development, and also through participation in joint development projects with other companies, as well as select acquisitions. We have assembled a number of leading technology partners that share our vision and complement our internal research and development efforts. Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support. In 2010, we generated revenues of $394.5 million, representing an increase of $97.1 million, or 33%, from 2009, and net income of $153.6 million, representing an increase of $66.3 million, or 76%, from 2009.

Patent Licensing

We generate the majority of our revenues through the licensing of patents in our portfolio. We approach companies engaged in the supply of wireless communications equipment and seek to establish license agreements. We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, import, use or sell, or intend to manufacture, import, use or sell, equipment that implements inventions covered by our portfolio of patents. We have entered into numerous non-exclusive, non-transferable (with limited exceptions) patent license agreements with companies around the world.

When we enter into a new patent license agreement, the customer typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on licensed products that it will sell or anticipates selling during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Our patent license agreements are structured on a royalty-bearing basis, paid-up basis or combination thereof. Most of our patent license agreements are royalty bearing. The patent license agreements cover the sale of terminal devices or infrastructure equipment. Terminal devices can include all or some of the following products, among others: handsets, computers, tablets, wireless modules, USB modems, PC Cards, and consumer electronic devices. Almost all of our patent license agreements provide for the payment of royalties based on sales of licensed products built to particular Standards (convenience-based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement-based licenses).

In most cases, we recognize the revenue from per-unit royalties in the period when we receive royalty reports from customers. In circumstances where we receive consideration for sales made prior to the effective date of a patent license, we may recognize such payments as revenue in the period in which the patent license agreement is signed. Some of these patent license agreements provide for the non-refundable prepayment of royalties that are usually made in exchange for prepayment discounts. As the customer reports sales of covered products, the royalties are calculated and either applied against any prepayment, or become payable in cash or other consideration. Additionally, royalties on sales of licensed products under the license agreement become payable or applied against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per unit, a percentage of sales, percentage of sales with a per-unit cap and other similar measures. The formulas can also vary by other factors, including territory, covered Standards, quantity, and dates sold.

Some of our patent licenses are paid-up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions can include paid-up licenses for a period of time, for a class of products, for a number of products sold, under certain patents or patent claims, for sales in certain countries or a combination thereof. Licenses have become paid-up based on the payment of fixed amounts or after the payment of royalties for a term. We recognize revenues related to fixed amounts on a straight-line basis.

Our license agreements typically contain provisions that give us the right to audit our customers’ books and records to ensure compliance with the customers’ reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we might enter into negotiations or dispute resolution proceedings with the customer to resolve the discrepancy, either of which might lead to payment of all or a portion of the amount claimed due under the audit or termination of the license or to delays or failures to collect royalties and recognize revenues that we believe are otherwise due.

Development of Our Patent Portfolio

As an early participant in the digital wireless market, we developed pioneering solutions for the primary cellular air interface technologies in use today, TDMA and CDMA. That early involvement, as well as our continued development of those advanced digital wireless technologies, as well as innovations in OFDM/OFDMA and MIMO technologies, has enabled us to create our significant worldwide portfolio of patents and patent applications. In conjunction with our participation in certain Standards bodies, we have filed declarations stating that we have patents that we believe are or may be essential or may become essential, and that we agree to make our essential patents available for use and license on fair, reasonable, and non-discriminatory terms or similar terms consistent with the requirements of the respective Standards organizations.

As of December 31, 2010, our patent portfolio consisted of approximately 1,300 U.S. patents (approximately 150 of which were issued in 2010) and approximately 7,500 non-U.S. patents (approximately 1,200 of which were issued in 2010). We also have numerous patent applications pending worldwide. As of December 31, 2010, we had approximately 1,200 pending applications in the U.S. and approximately 8,500 pending non-U.S. patent applications. The patents and applications comprising our portfolio relate predominantly to digital wireless radiotelephony technology (including, without limitation, 2G, 3G, and 4G technologies). Issued patents expire at differing times ranging from 2011 through 2029. Our development areas include adjacent wireless technologies within the wireless ecosystems and across the broad array of converged devices, networks, and services. In addition to conforming to applicable Standards, our solutions also include proprietary implementations for which we seek patent protection.

Our investments in the development of advanced digital wireless technologies and related products and solutions include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. As of December 31, 2010, we employed 179 engineers, 79% of whom hold advanced degrees and 45 of whom hold doctorate degrees. Over each of the last three years, cost of development has been our largest expense category, ranging between $64.0 million and $98.9 million, and the largest portion of this expense has been personnel costs.

Wireless Communications Industry Overview

Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscriptions rose from approximately 500 million at the end of 1999 to approximately 5.2 billion at the end of 2010 according to IHS iSuppli. Market analysts at IHS iSuppli expect that the aggregate number of global wireless subscriptions could exceed 6.8 billion in 2014. In fourth quarter 2010, IHS iSuppli forecasted worldwide handset sales to grow approximately 10% in 2011. The following table presents 2009 worldwide handset shipments by air interface technology and IHS iSuppli’s estimates for worldwide handset shipments by air interface technology in 2010 and the related forecast for 2011 through 2014.

Global Handset Shipments By Technology (1)

(1)	Source: IHS iSuppli. Mobile Handset Q4 2010 Market Tracker.

(2)	Includes: LTE and WiMax.

(3)	Includes: WCDMA (UMTS)/HSPA, TD-SCDMA and mixed 3G.

(4)	Includes: CDMA2000 1xEV-DO/Rev A/Rev B.

(5)	Includes: GSM/GPRS/EDGE, iDEN and CDMA2000 1xRTT.

The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone shipments, which, according to IHS iSuppli, grew from approximately 278 million units in 1999 to approximately 1.3 billion units in 2010. We believe the combination of a broad subscriber base, continued technological change and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of advanced wireless products and services over the next five years. While recent market forces and a global economic downturn contributed to a decline in total handset sales for 2009, the growth in advanced devices and the shift to advanced 3G devices supported a rebound in sales in 2010. Shipments of 3G phones, which represented approximately 30% of the market in 2009, are predicted to increase to approximately 57% of the market by 2014 according to IHS iSuppli. Moreover, recent advances in 3G technologies that support devices offering higher data rates have met with rapid consumer demand. Similarly, shipments of smartphones have grown rapidly, increasing from less than 1% of handset sales in 1999 to 22% in 2010 according to IHS iSuppli. In addition, the on-going convergence of computing and wireless technologies, accelerated by increased blurring of the line between consumer and enterprise, has fundamentally redefined the wireless market opportunity, expanding it from mobile handsets to also include notebooks, tablets, peripherals and other devices. According to Gartner, an independent research firm, worldwide sales of media tablets with wireless connectivity are expected to exceed 208 million units in 2014.

Participants in the wireless communications industry include OEMs, semiconductor manufacturers, ODMs and a variety of technology suppliers, application developers and network operators that offer communication services and products to consumers and businesses. To achieve economies of scale and support interoperability among different participants, products for the wireless industry have typically been built to wireless Standards. These Standards have evolved in response to consumer demand for services and expanded capabilities of mobile devices. Although the cellular market initially delivered voice-oriented and basic data services (commonly referred to as Second Generation, or 2G), over the past ten years, the industry transitioned to providing voice and multimedia services that take advantage of the higher speeds offered by the newer technologies (commonly referred to as Third Generation, or 3G). LTE, or “Long Term Evolution,” represents the next generation of technology that has been commonly accepted by industry participants as the industry begins to transition to Fourth Generation, or 4G. Concurrently, non-cellular wireless technologies, such as IEEE 802.11, have emerged as a means to provide wireless Internet access for fixed and nomadic use. Industry participants anticipate a continued proliferation of converged devices that incorporate multiple air interface technologies and functionalities and provide seamless operation. As an example, many devices incorporate multiple air interface technologies and such converged devices may provide seamless operation among a variety of networks. In addition, the demand for data applications and the commensurate traffic demands on the networks have caused substantial deterioration in network performance and user experience in densely-populated areas.

In addition to the advances in digital cellular technologies, the wireless communications industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office, and select public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectra within a relatively modest operating range. Semiconductor shipments of products built to the IEEE 802.11 Standard have grown from 20 million units shipped in 2002 to over 845 million units shipped in 2010, according to IHS iSuppli. Analysts at IHS iSuppli forecast that IEEE 802.11 semiconductor shipments will grow to over 2 billion units by 2014. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances, and enable roaming. These Standards are establishing technical specifications for high data rates at long distances, such as IEEE 802.16 (WiMAX), as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).

Advanced smartphone devices and the related demand for data intensive services and applications have created additional challenges for network operators.

InterDigital’s Strategy

Our objective is to continue to be a leading provider of intellectual property to the wireless industry and to expand the addressable market for our innovations from primarily terminal units and infrastructure to a broader set of consumer electronics and data services.

To execute our strategy, we intend to continue to support the following initiatives:

•	Develop innovative wireless technologies. We intend to maintain a leading position in providing advanced wireless technologies to the industry by continuing to invest significantly in internal technology development and by leveraging our extensive research and development capabilities, our expertise in digital cellular and wireless products, including 2G, 3G, 4G and IEEE 802-related products, and our portfolio of approximately 1,300 U.S. and approximately 7,500 non-U.S. patents. In addition, we intend to continue to expand our portfolio of technology solutions to address not only the evolution of wireless communications as it evolves to a network of networks, but also to further improve the functionality of wireless networks through improved connectivity, enhanced mobility, and advanced intelligent data delivery techniques.

•	Pursue complementary acquisitions and partnerships. We intend to explore opportunities to acquire or partner to build complementary technologies and capabilities in order to expand our intellectual property portfolio and technology capabilities and grow our addressable market. For example, we intend to expand into adjacent markets such as wireless consumer electronics, data services and wireless infrastructure. We intend to leverage our scale, liquidity, licensing expertise and our unique business model in order to compete successfully in the market for intellectual property.

•	Maintain substantial involvement in key worldwide Standards bodies. We intend to continue contributing to the ongoing definition of wireless Standards and incorporating our inventions into those Standards. We believe this involvement provides us with significant visibility into, and enables us to be at the forefront of, technology development. In addition, involvement in key worldwide Standards facilitates the industry’s adoption of our technologies and accelerates the time to market of products developed through the use of our intellectual property.

•	Expand our customer base and defend vigorously our intellectual property. We intend to expand our customer base by aggressively pursuing the remaining mobile device manufacturers that are not covered by our patent license agreements. We also intend to pursue customers in adjacent markets such as wireless consumer electronics. We believe our willingness to engage in litigation when necessary facilitates the establishment of licensing agreements for our patents with new and existing customers and prevents the infringement of our patents.

Evolution of Wireless Standards

Wireless communications Standards are formal guidelines for engineers, designers, manufacturers, and service providers that regulate and define the use of the radio frequency spectrum in conjunction with providing detailed specifications for wireless communications products. A primary goal of the Standards is to assure interoperability of products marketed by multiple companies, built to a common Standard. A large number of international and regional wireless Standards Development Organizations (“SDOs”), including the ITU, ETSI, TIA (USA), IEEE, ATIS (USA), TTA (Korea), ARIB (Japan) and ANSI, have responsibility for the development and administration of wireless communications Standards. New Standards are typically adopted with each new generation of products, are often compatible with previous generations, and are defined to ensure equipment interoperability and regulatory compliance.

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

Digital Cellular Standards

The defined capabilities of the various air interface technologies continue to evolve within the SDOs. Deployment of 3G services allows operators to take advantage of additional radio spectrum allocations and, through the use of data speeds higher than 2.5G, deliver additional applications to their customers. Operators began to deploy 3G services in 2000. The five specifications under the 3G standard (generally regarded as being the ITU “IMT-2000” Recommendation) include the following forms of CDMA technology: FDD and TDD (collectively referred to in the industry as WCDMA) and Multichannel CDMA (cdma2000-based technologies such as EV-DO). In addition, TD-SCDMA, a Chinese variant of TDD technology, has been included in the Standard’s specifications.

The principal Standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies, with 3G capable-products gradually replacing 2G-only products. The Standardized 2G TDMA-based technologies include GSM, TIA/EIA-54/136 (commonly known as AMPS-D, United States-based TDMA, which has been phased out in conjunction with the U.S. FCC-mandated conversion from analog-based cellular service), PDC, PHS, DECT and TETRA. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, the Americas, and other regions. In 2010, approximately 59% of total worldwide mobile device sales conform to the 2G and 2.5G TDMA-based Standards. WCDMA-enabled devices accounted for an additional 25% of total worldwide sales. Thus, the combined sales of GSM-enabled devices and devices with 3G WCDMA technology accounted for approximately 84% of worldwide handset sales.

Narrowband 2G CDMA-based technologies include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea, and several other countries. Similar to the TDMA-based technologies, the CDMA-based technologies have migrated to 3G. In 2010, about 16% of total worldwide handset sales were based on these 2G/2.5G CDMA technologies plus its 3G evolution.

The Standards groups continue to advance the performance and capabilities of their respective air interfaces. Chief among the enhancements are High Speed Downlink Packet Access and High Speed Uplink Packet Access (HSDPA/HSUPA, often collectively referred to as HSPA), an evolution of WCDMA, and 1xEV-DO. At year end 2010, approximately 380 operators had launched HSPA networks.

Further advances to the WCDMA cellular air interface Standards are being made under 3GPP’s LTE program. This evolution program is based on OFDM/OFDMA technology, similar to that used in the IEEE 802.16 Standard. LTE standards were completed in late 2009, and system deployments are currently underway. Virtually all incumbent mobile operators have indicated their intention to upgrade their networks to LTE as it becomes commercially available. This selection has had substantial negative impact on the proposed 3GPP2 UMB “3G” standard, which no current mobile operators have indicated an intention to use. This has resulted in 3GPP2 stopping all work on the proposed UMB specification, thus facilitating a broader market for LTE. 3GPP is also completing its initial work on a follow-on to LTE, called LTE-Advanced (“LTE-A”), which was the 3GPP entry into the worldwide ITU-R “IMT-Advanced” project, a follow-on to the earlier IMT-2000 Recommendation mentioned above. As noted in the section on IEEE 802 Standards, the ITU-R IMT-Advanced project is nearly complete, and LTE-A was one of the two technologies selected by the ITU-R as meeting IMT-Advanced requirements (the other being IEEE 802.16m).

InterDigital often publicly characterizes its business, including license agreements and development projects, as pertaining to standards generally characterized as 2G, 3G, and/or 4G. In doing this, we rely on the positions of the applicable Standards setting organizations in defining the relevant Standards. However, the definitions may evolve or change over time, including after we have characterized certain transactions. For example, the ITU-R has taken differing positions over the past several months on what constitutes 4G. As stated above, the Standards known as LTE-A and 802.16m are currently considered by the ITU to be 4G Standards.

Below is graphic depiction of the evolution of air interface technology.

Air Interface Technology Evolution

IEEE 802-Based Standards

The wireless Standard IEEE 802.11 was first ratified in 1997. Since that time, the IEEE 802.11 Working Group has continued to update and expand the basic IEEE 802.11 Standard to achieve higher data rates, accommodate additional operating frequencies and provide additional capabilities and features. Equipment conforming to these Standards (i.e., IEEE 802.11a/b/g) is in the marketplace today. Intended primarily for short-range applications, operating in unlicensed frequency bands, and requiring minimal infrastructure, IEEE 802.11 Standards-based equipment has seen substantial market growth, especially in consumer home networking applications. Similar to 3G, this Standard also continues to evolve toward higher data rates and improved service capabilities, most recently with the approval and publication of the final IEEE 802.11n and other related Standards.

The wide area network community has also established the IEEE 802.16 Working Group to define air interface Standards for longer distance (2 to 50 kilometers) Metropolitan Area and Wide Area Networks (“MAN/WAN”). The first 802.16 Standard was published in 2002. Specifying operating frequencies from 10 to 66 GHz, it was primarily aimed toward very high-speed wide area point to multipoint fixed applications (LMDS/MMDS) for large data usage customers, such as businesses and industrial parks. In 2003, an amendment to the 802.16 Standard (802.16a) was published that added operation in the 2 to 11 GHz frequency bands. This addition made the Standard much more suitable for providing wireless broadband high-speed Internet access for residential and small office applications. In 2004, 802.16a and several other amendments to the base 802.16 Standard were combined into a single document that was published as 802.16-2004 and that was ultimately adopted by the WiMAX Business Forum for fixed use deployments. Equipment conforming to the 802.16-2004 fixed Standard was initially introduced in 2006. Concurrent with this revision of the fixed Standard, the 802.16 Working Group embarked on defining a mobile version of the Standard (referred to as 802.16e). The mobile version of the Standard was completed and published in February 2006, and initial equipment certification by the WiMAX Forum commenced in late 2007. There are a number of 802.16e deployments throughout the world, primarily in Asia. Since that time, the 802.16 Standard has continued to evolve and be improved, with a significant update, IEEE 802.16-2009, having been approved and published in 2009.

The WiMAX Forum adopted a specific variant of the 802.16e Standard for development and deployment as “mobile WiMAX.” In conjunction with the WiMAX Forum, the 802.16e mobile Standard is being further improved upon, as 802.16m, to increase its performance and capabilities. IEEE 802.16m is specifically targeted to meet the ITU-R requirements for “IMT-Advanced,” the follow-on to the earlier ITU-R IMT-2000 Recommendation mentioned above, and was submitted to the ITU “IMT-Advanced” evaluation process, which concluded in late 2010. As a result of this process, IEEE 802.16m was accepted by the ITU-R as one of the two air interfaces meeting IMT-Advanced requirements (the other being 3GPP LTE-Advanced). The WiMAX Forum has also adopted IEEE 802.16m, which is expected to be ratified and published in March of 2011.

More recently, the IEEE 802 community has begun to address questions related to networking and interoperability between the different IEEE 802 technologies, both wireline and wireless, as well as handover to external non-802 networks, such as cellular. The primary group addressing these issues, IEEE 802.21, entitled Media Independent Handover Services, has completed their initial Standard, and it was approved by the IEEE in 2008. The IEEE 802.21 technology is specifically oriented toward the future all-IP Next Generation Network that merges existing fixed and mobile networks into a single, homogeneous integrated network capable of supporting all envisioned advanced fixed and mobile services, including voice, data, and video. Aspects of 802.21 are now being incorporated into other network Standards, such as the IETF and 3GPP. As with most Standards, IEEE 802.21 is also undergoing additional changes to increase its capabilities and ease of use.

InterDigital’s Technology Position

Cellular Technologies

We have a long history of developing cellular technologies including those related to CDMA and TDMA technologies, and more recently, OFDM/OFDMA and MIMO technologies. A number of our TDMA-based and CDMA-based inventions are being used in all 2G, 2.5G, and 3G wireless networks and mobile terminal devices.

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

The cellular industry has ongoing initiatives aimed at technology improvements. We have engineering development projects to build and enhance our technology portfolio in many of these areas, including the LTE and LTE-Advanced projects for 3GPP radio technology, further evolution of the 3GPP WCDMA Standard (including HSPA+), and continuing improvements to the legacy GSM-EDGE Radio Access Network (“GERAN”). The common goal is to improve the user experience and reduce the cost to operators via increased capacity, reduced cost per bit, increased data rates, improved cell edge or coverage solutions, and reduced latency. Of the above technologies, LTE is the most advanced in that it uses the newer OFDMA/MIMO technologies. Some of our LTE inventions include or relate to:

•	Multi-Input Multi-Output (MIMO) technologies for reducing interference and increasing data rates;

•	OFDM/OFDMA/SC-FDMA;

•	Power control;

•	Hybrid-ARQ for fast error correction;

•	Discontinuous reception for improved battery life;

•	Control channel structures for efficient signaling;

•	Advanced resource scheduling/allocation (bandwidth on-demand);

•	Security;

•	Enhanced Home Node-B (femto cells);

•	Relay communications for improved cell edge performance;

•	LTE receiver implementations;

•	Carrier aggregation for LTE-Advanced;

•	Coordinated Multi-Point Communications (CoMP) for LTE-Advanced; and

•	Machine Type Communications (“MTC”).

Other Wireless Technologies

Our strong wireless background includes engineering and corporate development activities that focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802, IETF, and ETSI Standards. We are building a portfolio of technology related to the WLAN, WMAN and digital cellular area that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n and future variants), handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), radio resource measurements (IEEE 802.11k), wireless network management (IEEE 802.11v), wireless network security, and broadband wireless (IEEE 802.16, including WiMAX wireless technology). We also are expanding our portfolio of technologies to include solutions for Machine-to-Machine (“M2M”) or Machine Type Communications, mobility, spectrum management, and session continuity within the ETSI and IETF.

Business Activities

2010 Patent License Activity

We entered into a non-exclusive, non-transferable, worldwide, royalty-bearing, convenience-based, patent license agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”) covering the sale of end-user terminal devices designed to operate in accordance with 2G and 3G Standards for a term ending June 1, 2010, the date of the completion of CHMC’s merger transaction with NEC Corporation.

We entered into a non-exclusive, non-transferable, worldwide, royalty-bearing, convenience-based, patent license agreement with Enfora, Inc. covering the sale of M2M modules and devices and PC Cards designed to operate in accordance with 2G and 3G Standards for a designated term.

We expanded our non-exclusive, non-transferable, worldwide, royalty-bearing patent license agreement with Inventec Appliances Corp. (“IAC”) to include IAC’s Chinese subsidiary, Inventec Appliances (Jiangning) Corporation, for a designated term. The expanded agreement covers the sale of certain wireless products, including products designed to operate in accordance with 2G and 3G cellular standards and products sold in China.

We entered into a non-exclusive, non-transferable, worldwide, royalty-bearing, convenience-based, patent license agreement with SII Mobile Communications Inc., a subsidiary of Seiko Holdings Corporation, covering the sale of M2M modules designed to operate in accordance with 2G and 3G Standards and PC Cards designed to operate in accordance with certain 3GPP HSPA specifications for a designated term.

We also entered into a number of other non-exclusive, non-transferable, royalty-bearing, patent license agreements in 2010, some of which were in connection with technology transfer agreements.

Customers Generating Revenues Exceeding 10% of Total 2010 Revenues

Samsung Electronics Co., Ltd. (“Samsung”) and LG Electronics, Inc. (“LG”) comprised approximately 26% and 15% of our total 2010 revenues, respectively.

In 2009, we entered into a patent license agreement (the “2009 Samsung PLA”) with Samsung covering Samsung’s affiliates, including Samsung Electronics America, Inc. Under the terms of the 2009 Samsung PLA, we granted Samsung a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of single mode terminal units and infrastructure designed to operate in accordance with TDMA-based 2G Standards that became paid-up in 2010 and a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of terminal units and infrastructure designed to operate in accordance with 3G Standards through 2012. The 2009 Samsung PLA superseded a binding term sheet signed in November 2008 by such parties and terminated a patent license agreement entered into between us and Samsung in 1996. The 2009 Samsung PLA also ended all litigation and arbitration proceedings then ongoing between the parties. Pursuant to the 2009 Samsung PLA, Samsung paid InterDigital $400.0 million in four equal installments over an 18-month period. Samsung paid the first two of four $100.0 million installments in 2009. We received the third and fourth $100.0 million installments in January 2010 and July 2010. We are recognizing revenue associated with the 2009 Samsung PLA on a straight-line basis over the life of the agreement. During 2010, we recognized $102.7 million of revenue associated with the 2009 Samsung PLA.

We were a party to a worldwide, non-exclusive, royalty-bearing, convenience-based patent license agreement with LG covering the sale of (i) terminal units designed to operate in accordance with 2G and 2.5G TDMA-based and 3G Standards, and (ii) infrastructure designed to operate in accordance with cdma2000 technology and its extensions up to a limited threshold amount. Under the terms of the patent license agreement, LG paid us $95.0 million in each of the first quarters of 2006, 2007, and 2008. The agreement expired at the end of 2010, at which time LG received a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license, and became unlicensed as to all other products covered under the agreement. We recognized revenue associated with this agreement on a straight-line basis from the inception of the agreement until December 31, 2010. During 2010, we recognized $57.5 million of revenue associated with the LG patent license agreement.

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

Contractual Arbitration Proceedings

We and our customers, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we could have a disagreement with a customer as to the amount of reported sales and royalties. Our license agreements typically provide for audit rights as well as private arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to arbitration might have the right to have the award reviewed in a court of competent jurisdiction. However, based on public policy favoring the use of arbitration, it is generally difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award converted into a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.

Technology Solutions Development

We have designed, developed, and placed into operation a variety of advanced digital wireless technologies, systems, and products since our inception in the early 1970’s. Over the course of our history, our strength has been our ability to explore emerging technologies, identify needs created by the development of advanced wireless systems, and build technologies for those new requirements.

Today, our technology solutions development efforts support the development of advanced cellular technologies. This includes 3GPP LTE/LTE-Advanced technology and further development of WCDMA technologies, including HSPA+. Our development efforts also include adjacent wireless technologies within the wireless ecosystems and across the broad array of converged devices, networks, and services. Many of our technologies conform to applicable Standards and may also include proprietary implementations for which we seek patent protection.

We also develop advanced IEEE 802 wireless technologies, in particular technology related to WLAN and digital cellular applications that include data rate and latency improvements to IEEE 802.11, handover among different radio access technologies (IEEE 802.21) and wireless network management and security. For example, we have developed a mobility solution based on 802.21 that greatly improves handover performance between WiBro (a Korean version of mobile WiMAX) and UMTS networks.

We recorded expenses of $71.5 million, $64.0 million, and $98.9 million during 2010, 2009, and 2008, respectively, related to our research and development efforts. These efforts foster inventions that are the basis for many of our patents. As a result of such patents and related patent license agreements, in 2010, 2009, and 2008, we recognized $370.2 million, $287.6 million, and $216.5 million of patent licensing revenue, respectively. In addition, we offer technology solutions for inclusion into other products and services to support such technologies. In 2010, 2009, and 2008, we recognized technology solutions revenues totaling $24.3 million, $9.8 million, and $12.0 million, respectively.

Continuing Technology and Standards Development

Recognizing the need to continually improve data rates, coverage and capacity, work is currently underway within 3GPP on further evolution of the WCDMA Standards, including evolution of HSPA+ (evolved HSDPA/HSUPA) to downlink data rates of 160-480 Mbps and uplink data rates of approximately 24-30 Mbps.

In addition, work continues on a longer-term initiative, Evolved UTRA/UTRAN (UMTS Terrestrial Radio Access/ UMTS Terrestrial Radio Access Network), also known as LTE (R8 and R9) and LTE-Advanced (R10 and beyond). The objectives of this initiative are more ambitious, targeting peak data rates of 1 Gbps in the downlink and 500 Mbps in the uplink, improved spectrum efficiency, significantly reduced data latency, and scalable bandwidths from as low as 1.25 MHz to as high as 100 MHz.

We are actively participating in the HSPA+ (evolved HSDPA/HSUPA) LTE and SAE Standards activities and are continuing our internal projects that develop the technology necessary to support the new performance requirements.

We are currently developing technology solutions to solve the industry’s challenge of providing enough bandwidth for smartphones, connected consumer devices, tablets, and netbooks. We have taken a broad approach to solve these challenges, which includes spectrum optimization and intelligent and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks to enable richer multimedia experience with optimal data usage. The current air interface evolution from WCDMA to LTE and beyond addresses peak data rate, but the discrepancy in data rate at the edge of the cell and center is growing rapidly. Our goal in technology development is to provide uniform coverage and peak performance across the cell. Also, we are developing technologies that will use the current network resources by dynamically allocating the best available combination of network and spectrum resources that responds to real-time changing network conditions to address specific Quality of Service needs of the application, by aggregating bandwidth across different networks and spectrums. In order to reduce the looming bandwidth supply/demand gap in mobile networks, our technology will enable aggregation, segregation, and offload of traffic.

For M2M applications, we are developing technologies to enable seamless interconnection for multiple Access types (Cellular, WLAN, WPAN) and M2M service architecture that can be managed by an operator. These technologies are being standardized in the IETF, ETSI, and 3GPP.

Wireless LAN, Mobility, and Security

As part of our broader technology development activities, we are developing solutions addressing WLAN technology and mobility between WLAN and cellular networks. These projects support activities within the IEEE 802, ITU, IETF, ETSI, and 3GPP. Technology development areas include improvements to the 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n and future standards), handover between radio access technologies (i.e., IEEE 802.21), mesh networks, wireless network management, and wireless network and device security.

Technology Solutions Arrangements

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

ST Ericsson (formerly ST-NXP Ericsson)

In August 2005, we entered into an agreement with Philips Semiconductors (now ST Ericsson) to deliver our physical layer HSDPA technology solution to ST Ericsson for integration into its family of Nexperiatm cellular system chipsets. Under the agreement, we agreed to assist ST Ericsson with chip design and development, software modification, and system integration and testing to implement our HSDPA technology solution into the ST Ericsson chipset. Subsequent to our delivery of portions of our HSDPA technology solution, we agreed to provide ST Ericsson support and maintenance over an aggregate estimated period of approximately two years. We completed our development efforts under these agreements in 2008. ST Ericsson first reported royalties to us under this agreement in late 2009.

SK Telecom

As part of our technology development efforts, from time to time we develop technology solutions for customers that are complementary to our existing development programs. For example, in December 2006 we announced that SK Telecom (“SKT”), a leading Korean mobile communications company, had chosen InterDigital to develop an advanced mobility solution for nationwide session continuity. The mobility solution, based on IEEE 802.21 Standards, supports nationwide handover for SK Telecom’s customers when moving between WiBro (a Korean version of mobile WiMAX) and UMTS networks throughout the country. Our solution, based on the IEEE 802.21 Standard for Media Independent Handoff (“MIH”), includes both the system design and the software solution for dual-mode WiBro/UMTS terminal units.

In January 2008, the Company and SK Telecom extended the collaboration to develop additional mobile wireless handover capability, adding features to enhance a seamless mobility between different radio technologies, including WiBro, UMTS, and cmda2000.

Modem IP

In 2010, we entered into several strategic relationships under which we delivered our SlimChip modem core for integration into our partners’ chips for 3G and multimode mobile devices. In connection with these relationships, we also provided engineering support for the efficient integration of the SlimChip modem core into our partners’ cellular products. During 2010, we recognized $14.7 million of technology transfer and engineering services revenue in connection with these agreements.

All of the above programs have provided validation of the technology and access to third party facilities and resources, and helped to broaden the awareness of the Company as a developer of advance wireless inventions.

Future Technology Partnerships and Acquisitions

As part of our internal research and development programs, we pursue a number of channels to investigate, develop, and acquire new architectures and technologies for wireless systems. These efforts include advanced air interface technologies and new technologies that may support new network architectures and interoperability techniques such as collaborative communications, cognitive radio, and seamless connectivity. For example, national and international university relationships have provided us with additional opportunities to explore new technologies and license intellectual property advancements that we sponsor. Other development areas include efforts to develop solutions that support more efficient wireless networks, a richer multimedia experience, and new mobile broadband capabilities. Focused on supporting the evolving “network of networks,” we demonstrated a suite of innovations in spectrum optimization, cross-network connectivity and mobility, and intelligent data delivery techniques at the Mobile World Congress trade show in Barcelona, Spain in February 2011. To complement our internal research and development, we also have assembled a number of relationships with technology leaders within the wireless ecosystem and across the broadening domain of converged devices, networks, and services worldwide, and several of our partners participated in the technology demonstrations during the aforementioned trade show.

We maintain an active corporate development program that seeks further investment opportunities in technologies that can enhance the attractiveness and profitability of our technology solutions. We have also engaged in selective acquisitions to enhance our intellectual property portfolio and/or accelerate our time to market and expect to continue to do so.

Competition

Because of the unique nature of our patent portfolio, we do not compete in a traditional sense for customer relationships with other patent holders. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain a license from multiple holders of intellectual property. In licensing our patent portfolio, we compete with other patent holders for a share of the royalties that may face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 2G and 3G products as well as, more recently, 4G products. However, numerous companies also claim that they hold essential 2G, 3G and 4G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate 3G licensing fees or rates for essential patents.

In the last several years intellectual property has emerged as a strategically important asset class and a number of large patent acquisition transactions have taken place. As new participants such as Apple, Google and HTC have entered the wireless industry, the market for intellectual property has become increasingly competitive, with many large, well-capitalized companies pursuing wireless patent portfolios. We believe that our business model and our established licensing program provides us with an advantage in the evaluation and monetization of wireless-related intellectual property assets. Our expertise in licensing and our ability to license our strategy of licensing patents to multiple participants in the mobile communications market enables us to compete effectively with larger, traditional wireless companies looking to acquire patents for defensive reasons.

We compete in a wireless communications market characterized by rapid technological change, frequent product introductions, evolving industry Standards and, in many products, price erosion. We face competition from companies developing other and similar technologies, including existing companies with in-house development teams, such as Qualcomm, Ericsson and Nokia, and new competitors to the market. Many current and potential competitors may have advantages over us, including (i) longer operating histories and presence in key markets; (ii) greater name recognition; (iii) access to larger customer bases; (iv) economies of scale and cost structure advantages; and (v) greater financial, sales and marketing, manufacturing, distribution, technical, and other resources. The communications industry continues to be dominated by entities with substantial market share. That market share advantage provides pricing advantages, brand strength and technological influence. In addition, the combination of the market dynamics described above is driving many industry participants to consolidate. This consolidation may affect the timing or ability of third parties to license technology from us or may affect our customers’ obligations under our patent license agreements. We also face competition from the in-house development teams at wireless device and semiconductor manufacturing companies and operators that could be developing technology that is competitive with our solutions that we may set forth into the Standards setting arena. In addition, new competitors may enter the market. Finally, as a greater proportion of wireless cellular devices incorporate traditional computing applications and IEEE wireless technologies (e.g., 802.11, 802.15, and 802.16), semiconductor companies that have traditionally focused on those technologies could enter the cellular market with competitive solutions.

Employees

As of December 31, 2010, we had approximately 300 employees. None of our employees are represented by a collective bargaining unit.

Geographic Concentrations

We have one reportable segment. As of December 31, 2010, substantially all of our revenue was derived from a limited number of customers based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our customers and the total revenue derived from each country for the periods indicated (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Korea	$175,614	$160,470	$59,164
Japan	121,113	73,253	113,824
Canada	38,820	27,371	19,018
Taiwan	21,559	15,336	14,405
United States	18,953	9,361	9,814
Germany	10,292	10,394	6,106
China	6,305	—	3,238
Other Europe	1,877	1,196	2,751
Other Asia	12	23	149

Total	$394,545	$297,404	$228,469

At December 31, 2010 and 2009, we held $138.4 million, or 99%, and $128.8 million, or 99%, respectively, of our property and equipment and patents in the United States, net of accumulated depreciation and amortization. We also held $0.2 million and $0.8 million, respectively, of property and equipment, net of accumulated depreciation, in Canada.

Corporate Information

InterDigital’s predecessor company was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Following an internal corporate reorganization in July 2007, InterDigital Communications Corporation converted into a limited liability company and became the wholly-owned operating subsidiary of InterDigital, Inc., a Pennsylvania corporation. InterDigital, Inc. is a holding company, and its various subsidiaries engage in technology research and development activities or in the prosecution, maintenance, enforcement, and licensing of patents. Our corporate headquarters and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; San Diego, California, USA; and Montreal, Quebec, Canada.

Our Internet address is www.interdigital.com, where, in the “Investor Relations” section, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, certain other reports and filings required to be filed under the Securities Exchange Act of 1934, as amended, and all amendments to those reports or filings as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”). The information contained on or connected to our website is not incorporated by reference into this Form 10-K.

Item 1A.	RISK FACTORS.

We face a variety of risks that may affect our business, financial condition, operating results or any combination thereof. Although many of the risks and uncertainties discussed below are driven by factors that we cannot control or predict, you should carefully consider the identified risks and uncertainties and other information contained in this Form 10-K in evaluating our business and prospects and before making an investment decision with respect to our common stock. If any of the following risks or uncertainties occur or develop, our business, results of operations and financial condition could be adversely affected. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment. The following discussion addresses those risks that management believes are the most significant and that may affect our business, financial condition or operating results, although there are other risks that could arise or may become more significant than anticipated.

Risks Relating to Our Revenue, Cash Flow, and Expenses

Challenges Relating to Our Ability to Enter into New License Agreements Could Cause Our Revenue and Cash Flow to Decline.

We face challenges in entering into new patent license agreements. The strength of our patent portfolio is an important factor in securing new license agreements and accompanying revenues. We have a broad worldwide portfolio of pending and issued patents covering a variety of wireless technologies. However, certain of our inventions that we believe will be employed in current and future products, including 4G products, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. In addition, during discussions with unlicensed companies, the strength of our patent portfolio may be challenged and significant negotiation issues arise from time to time. For example, in the ordinary course of negotiations, in response to our demand that prospective customers enter into a license agreement, such prospective customers have raised and may continue to raise a variety of arguments, including, but not limited to: (i) claims challenging the essential nature of our patents; (ii) claims that their products do not infringe certain of our patents or that certain of our patents are invalid or unenforceable; (iii) claims that not all of our patents are applicable to their products and, thus, certain patents should be excluded from the license; (iv) claims that our royalty base should be limited to discrete functionality; (v) claims that our royalty rates are not fair, reasonable or nondiscriminatory; (vi) claims that their products are already subject to a license; (vii) claims that another entity in the distribution chain is a more appropriate licensing target; and (viii) claims that they are indemnified by a third party. In addition, prospective customers may raise concerns regarding the potential impact that any litigation, arbitration or other proceeding in which we are involved may have on such prospective customers. We cannot assure that all prospective customers will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us, and, as a result, our revenue and cash flow could materially decline.

Our Revenue May Be Impacted by the Deployment of 4G or Other Technologies in Place of 2G and 3G Technologies or by the Need to Extend or Modify Certain Existing License Agreements to Cover Additional Later Patents.

Although we own a growing portfolio of issued and pending patents related to 4G and non-cellular technologies, our patent portfolio licensing program in these areas is less established and may not be as successful in generating licensing income as our 2G and 3G licensing programs. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMax) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing 2G or 3G networks. Although we believe that certain of our technology is, may be or may become essential to LTE and WiMax Standards, we may not be as successful in licensing 4G products as we have been in licensing 2G and 3G products or we may not achieve a level of royalty revenues on such 4G products that is comparable to that we have historically received on 2G and 3G products.

The licenses that we grant under our patent license agreements typically only cover products designated to operate in accordance with specified cellular technologies. As a result, we have patent license agreements that do not cover products designed to operate in accordance with technologies that have yet to be deployed or are in the early stages of deployment. For example, most of our patent licenses cover products designed to operate in accordance with GSM and/or WCDMA, but not LTE or Wi-Max. Also, we have patent license agreements with customers that now offer for sale products that were not sold by such customer at the time the patent license agreement was entered into and, thus, are not licensed by us. We do not derive patent licensing revenue from the sale of products by our customers that are not covered by a patent license agreement. In order to grant a patent license for any such products, we will need to extend or modify our patent license agreements or enter into new license agreements with such customers. We may not be able to modify these license agreements on financial terms acceptable agreeable to us, without affecting the other material terms and conditions of our license agreements with such customers, or at all. Further, such modifications may adversely affect our revenue on the sale of products covered by the license prior to modification.

Our Revenue and Cash Flow Are Dependent Upon Our Customers’ Sales and Market Conditions.

A significant portion of our licensing revenues are running royalty-based and currently dependent on sales by our customers that are outside our control and that could be negatively affected by a variety of factors, including global and/or country-specific economic conditions, buying patterns of end users, competition for our customers’ products and any decline in the sale prices our customers receive for their covered products. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the customers of our products or technologies. Our revenue and cash flow also could be affected by (i) the unwillingness of any customer to satisfy all of their royalty obligations on the terms or within the timeframe we expect or a decline in the financial condition of any customer or (ii) the failure of sales to meet market forecasts due to global economic conditions, political instability, competitive technologies or otherwise. It is also difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses and the timing, nature or amount of revenues associated with strategic partnerships. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition. In addition, some of our patent license agreements provide for fixed payments or prepayments that cover our customers’ future sales for a specified period and reduce future cash receipts from those customers. As a result, our cash flow has historically fluctuated from period to period. Depending upon the payment structure of any new patent license agreements into which we may enter, such cash flow fluctuations may continue in the future.

Royalty Rates Could Decrease for Future License Agreements.

Royalty payments to us under future license agreements could be lower than anticipated. Certain customers and others in the wireless industry, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates. There is also increasing downward pricing pressure on certain products that we believe implement our patented inventions. In addition, a number of companies have made claims as to the essential nature of their patents with respect to products for the cellular market. The increasing pricing pressure, as well as the number of patent holders of cellular technologies, could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future anticipated revenue and cash flow.

Our Revenues Are Derived Primarily from a Limited Number of Customers.

The mobile device market is very concentrated. As a result, we earn a significant amount of our revenues from a limited number of customers, and we expect that a significant portion of our revenues will continue to come from a limited number of customers for the foreseeable future. For example, in 2010, Samsung and LG comprised approximately 26% and 15% of our total revenues, respectively. In the event that one or more of our significant customers fail to meet their payment or reporting obligations under their respective license agreements, we lose any of these customers or our revenues from these customers significantly decline, our future revenue and cash flow could be materially adversely affected.

Delays in Renewing or an Inability to Renew Existing License Agreements Could Cause Our Revenue and Cash Flow to Decline.

Many of our license agreements have fixed terms. We endeavor to renew license agreements with fixed terms prior to the expiration of the license agreements and, based on various factors, including the technology and business needs and competitive positions of our customers, we may not be able to renegotiate the license agreements on acceptable terms before the expiration of the license agreement, on acceptable terms after the expiration of the license agreement, or at all. If there is a delay in renegotiating and renewing a license agreement prior to its expiration, there could be a gap in time during which we may be unable to recognize revenue from that customer or we may be forced to renegotiate and renew the license agreement on terms that are more favorable to such customer, and, as a result, our revenue and cash flow could be materially adversely affected. In addition, if we fail to renegotiate and renew our license agreements at all, we could lose existing customers, and our revenue and cash flow could be materially adversely affected.

It Can Be Difficult for Us to Verify Royalty Amounts Owed to Us Under Our Licensing Agreements, and This May Cause Us to Lose Potential Revenue.

The standard terms of our license agreements require our customers to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our customers to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute. From time to time, we audit certain of our customers to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that these audits will be numerous enough and/or effective to that end.

Challenges in Defending and Enforcing Our Patent Rights Could Cause Our Revenue and Cash Flow to Decline.

Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge the infringement, validity and enforceability of certain of our patents. In some instances, certain of our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. We cannot assure that the validity and enforceability of our patents will be maintained or that certain of our patents will be determined to be applicable to any particular product or Standard. Moreover, third parties could attempt to circumvent certain of our patents through design changes. Any significant adverse finding as to the validity, enforceability or scope of certain of our patents and/or any successful design-around of certain patents could result in the loss of patent licensing revenue from existing customers, through termination or modification of agreements or otherwise, and could substantially impair our ability to secure new patent licensing arrangements, either at all or on beneficial terms.

Consolidation in the Wireless Communications Industry Could Adversely Affect Our Business.

The wireless communications industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. Any concentration or sale within the wireless industry may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.

Due to the Nature of Our Business, We Could Be Involved in a Number of Litigation, Arbitration and Administrative Proceedings to Enforce Our Intellectual Property Rights.

While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import, or use products, we may commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we could face counterclaims that challenge the essential nature of our patents, that our patents are invalid, unenforceable or not infringed or that our royalty rates are other than fair, reasonable and nondiscriminatory. As a result of enforcing our patents, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.

In addition, the cost of enforcing and defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce patent license and confidentiality agreements or determine the validity, enforceability and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents or obtain a determination that our patents are not infringed, are not essential, are invalid or are unenforceable. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs.

Any action we take to protect our intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel.

Risks Related to Our Business Operations, Strategy, Markets and Competition

We Depend on Key Senior Management, Engineering, Patent, and Licensing Resources.

Our future success depends largely upon the continued service of our directors, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, licensing, engineering and other skills. The market for such talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in patents and in licensing and with significant engineering experience in cellular and air interface technologies. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration, by our ability to offer competitive cash and equity compensation and work environment conditions and by the geographical location of our various offices. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

We Face Risks from Doing Business in International Markets.

A significant portion of our customers are international, and our customers sell their products to markets throughout the world. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; currency control regulations and variability in the value of the U.S. dollar against foreign currency; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which we and our customers do business.

Our Industry Is Subject to Rapid Technological Change, Uncertainty and Shifting Market Opportunities.

Our success depends, in part, on our ability to define and keep pace with changes in industry Standards, technological developments and varying customer requirements. Changes in industry Standards and needs could adversely affect the development of, and demand for, our technology, rendering our technology currently under development obsolete and unmarketable. The patents and applications comprising our portfolio have fixed terms, and, if we fail to anticipate or respond adequately to these changes through the development or acquisition of new patentable inventions, patents or other technology, we could miss a critical market opportunity, reducing or eliminating our ability to capitalize on our patents, technology solutions or both.

Our Technologies May Not Be Adopted By the Market or Widely Deployed.

We invest significant engineering resources in the development of advanced wireless technology and related solutions. These investments may not be recoverable or may not result in meaningful revenue if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for deployment of technologies we develop. If the technologies in which we invest are not adopted in the mainstream markets or within time periods we expect, or if we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected.

We May Engage in Acquisitions or Strategic Transactions or Make Investments That Could Result in Significant Changes or Management Disruption and Fail to Enhance Shareholder Value.

We continue to evaluate and may acquire businesses, technology and/or intellectual property, enter into joint ventures or other strategic transactions and purchase equity and debt securities in other entities, including minority equity interests and corporate bonds/notes in publicly-traded and privately-held companies. In some cases, such strategic investments may serve as consideration for a license in lieu of cash royalties. Most strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Acquisitions or strategic investments may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We could make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.

Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of acquired companies may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. We cannot assure you that the integration of acquired businesses with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. We may not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by the indemnification protection we may obtain.

The High Amount of Capital Required to Obtain Radio Frequency Licenses, Deploy and Expand Wireless Networks and Obtain New Subscribers Could Slow the Growth of the Wireless Communications Industry and Adversely Affect Our Business.

Our growth is dependent upon the increased use of wireless communications services that utilize our technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to obtain licenses to use new frequencies, deploy wireless networks to offer voice and data services, expand wireless networks to grow voice and data services and obtain new subscribers. The significant cost of licenses, wireless networks and subscriber additions may slow the growth of the industry if wireless operators are unable to obtain or service the additional capital necessary to implement or expand advanced wireless networks. The growth of our business could be adversely affected if this occurs.

Market Projections and Data Are Forward-Looking in Nature.

Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of wireless markets, economic conditions, customer buying patterns, timeliness of equipment development, pricing of products, growth in wireless telecommunications services that would be delivered on wireless devices and availability of capital for infrastructure improvements could affect these predictions. In addition, market data upon which we rely is based on third party reports that may be inaccurate. The inaccuracy of any of these projections and/or market data could adversely affect our operating results and financial condition.

The Markets for Our Technology Solutions May Fail to Materialize in the Manner We Expect.

We are positioning our current development projects for the evolving advanced digital wireless markets. Certain of these markets may continue to develop at a slower rate or pace than we expect and may be of a smaller size than we expect. In addition, there could be fewer applications for our technology and products than we expect. The development of advanced wireless markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, pricing of advanced wireless infrastructure and mobile devices, rate of growth in telecommunications services and the availability of capital for, and the high cost of, radio frequency licenses and infrastructure improvements. Failure of the markets for our technologies and/or our products to materialize to the extent or at the rate we expect could reduce our opportunities for sales and licensing and could materially adversely affect our long-term business, financial condition and operating results.

We Face Competition from Companies with Greater Resources.

Competition in the wireless telecommunications industry is intense. We face competition from companies developing other and similar technologies, including existing companies with in-house development teams, such as Qualcomm, Ericsson and Nokia, and new competitors to the market. Many current and potential competitors may have advantages over us, including: (i) longer operating histories and presence in key markets; (ii) greater name recognition; (iii) access to larger customer bases; (iv) economies of scale and cost structure advantages; and (v) greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

Our Technology Development Activities May Experience Delays.

We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies. Delays may have adverse financial effects and may allow competitors with comparable technology offerings to gain a commercial advantage over us. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, certain of our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results could be adversely affected, and our ability to secure new customers and other business opportunities could be diminished.

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

Other Risks

The Outcome of Potential Domestic Patent Legislation, USPTO Rule Changes, International Patent Rule Changes and Third Party Legal Proceedings May Affect Our Patent Costs and Patent Prosecution, Licensing and Enforcement Strategies.

Changes to certain U.S. and international patent laws and regulations may occur in the future, some or all of which may affect our patent costs, the scope of future patent coverage we secure and remedies we may be awarded in patent litigation, and may require us to reevaluate and modify our patent prosecution, licensing and enforcement strategies. In addition, the potential effect of rulings in legal proceedings among third parties may affect our patent prosecution, licensing, and enforcement efforts. We continue to monitor and evaluate our prosecution, licensing and enforcement strategies with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.

The Price of Our Common Stock Could Continue to be Volatile.

Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 1, 2006 to February 25, 2011, our common stock has traded as low as $16.20 per share and as high as $58.64 per share. Factors that may contribute to fluctuations in our stock price include, but are not limited to: general stock market conditions; general market conditions for the wireless communications industry; changes in recommendations of securities analysts; investor perceptions as to the likelihood of achievement of near-term goals; changes in market share of significant customers; announcements concerning litigation, arbitration and other legal proceedings in which we are involved; announcements concerning licensing and product matters; strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures; and our operating results.

Our Stockholders May Not Receive the Level of Dividends Provided for in Our Divided Policy or Any Dividend at All, and Any Decrease in or Suspension of the Dividend Could Cause Our Stock Price to Decline.

Our initial dividend policy, adopted and announced in December 2010, contemplates the payment of a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in the best interests of the Company, which determination will be based on a number of factors, including the Company’s earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

Approved Stock Repurchase Programs May Not Result in a Positive Return of Capital to Stockholders.

Our approved stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver stockholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs.

Changes to Our Tax Assets or Liabilities Could Have an Adverse Effect on Our Consolidated Financial Condition or Results of Operations.

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. With our January 1, 2007 adoption of the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2010 and 2009, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.

Currency Fluctuations Could Negatively Affect Future Product Sales or Royalty Revenues or Increase the U.S. Dollar Cost of Our Activities and International Strategic Investments.

We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

•	Assets or liabilities of our consolidated subsidiaries may be subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Certain of our operating and investing costs, such as foreign patent prosecution, are based in foreign currencies. If these costs are not subject to foreign exchange hedging transactions, strengthening currency values in selected regions could adversely affect our near-term operating expenses, investment costs and

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

If Wireless Handsets Are Perceived to Pose Health and Safety Risks, Demand for Products of Our Customers Could Decrease.

Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and may interfere with electronic medical devices, such as pacemakers, telemetry and delicate medical equipment. Growing concerns over radio frequency emissions, even if unfounded, could discourage the use of wireless handsets and cause a decrease in demand for the products of our customers. In addition, concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation could reduce demand for the products of our customers.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We own, subject to a mortgage, our corporate headquarters, which is located in King of Prussia, Pennsylvania and consists of approximately 52,000 square feet of administrative office and research space. We are also a party to a lease, scheduled to expire in November 2012, for approximately 56,125 square feet of administrative office and research space in Melville, New York, 11,315 square feet of which have been subleased for the duration of the lease term. In addition, we are a party to a lease for approximately 17,277 square feet of administrative office and research space in Montreal, Quebec, Canada. This lease, originally for 20,312 square feet, was scheduled to expire in June 2011. In December 2010, we entered into an amendment to such lease, pursuant to which, effective January 31, 2011, we surrendered 3,035 square feet of space and extended the lease term through June 2016. In first quarter 2011, we entered into a lease for approximately 5,100 square feet of research and corporate development space in San Diego, California. This lease expires in May 2014. These four facilities are the principal locations for our technology development activities.

Item 3.	LEGAL PROCEEDINGS.

Nokia USITC Proceeding

In August 2007, InterDigital filed a complaint with the USITC against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our complaint against Nokia. The complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

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

In July 2008, the United States Court of Appeals for the Second Circuit reversed the preliminary injunction obtained by Nokia. In September 2008, the Administrative Law Judge lifted the stay in the Nokia USITC investigation. In March 2009, the U.S. District Court for the Southern District of New York dismissed Nokia’s claims relating to its alleged license dispute.

The evidentiary hearing in the Nokia USITC investigation was held from May 26, 2009 through June 2, 2009. On August 14, 2009, the Administrative Law Judge issued an Initial Determination finding no violation of Section 337 of the Tariff Act of 1930. The Initial Determination found that our patents were valid and enforceable, but that Nokia did not infringe these patents. In the event that a Section 337 violation were to be found by the USITC, the Administrative Law Judge recommended the issuance of a limited exclusion order barring entry into the United States of infringing Nokia 3G WCDMA handsets and components as well as the issuance of appropriate cease and desist orders. On August 31, 2009, we filed a petition for review of certain issues raised in the August 14, 2009 Initial Determination. On that same date, Nokia also filed a contingent petition for review of certain issues in the Initial Determination. Responses to both petitions were filed on September 8, 2009.

On October 16, 2009, the USITC issued a notice that it had determined to review in part the Initial Determination, and that it affirmed the Administrative Law Judge’s determination of no violation and terminated the investigation.

On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the USITC. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court in January 2010. In our appeal, we seek reversal of the USITC’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the USITC’s determination of no Section 337 violation, and a remand for further proceedings before the USITC. Nokia and the USITC argue in their appeal briefs that the USITC correctly construed the claim terms asserted by us in our appeal and that the USITC properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the USITC’s finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the USITC erred in finding that we could satisfy the domestic industry requirement based solely on our patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the USITC’s finding of no Section 337 violation should be affirmed on that additional basis. On January 13, 2011, the Court heard oral argument in the appeal. The Court has not yet issued a decision in the appeal. Refer to Note 8 to our Consolidated Financial Statements for further discussion regarding the Nokia proceedings.

Nokia Delaware Proceeding

In January 2005, Nokia filed a complaint in the U.S. District Court for the District of Delaware (“Delaware District Court”) against InterDigital Communications Corporation (now IDC) and ITC (for purposes of the Nokia Delaware Proceeding described herein, IDC and ITC are collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). Nokia’s amended complaint seeks declaratory relief, injunctive relief and damages, including punitive damages, in an amount to be determined. We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. Our counterclaims seek injunctive relief as well as damages, including punitive damages, in an amount to be determined.

On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an order staying the proceedings pending the full and final resolution of InterDigital’s USITC investigation against Nokia. Specifically, the full and final resolution of the USITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the USITC, and any appeals therefrom. Pursuant to the order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.

Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the order does not affect any of the other legal proceedings between the parties, including the Nokia USITC Proceeding (described above).

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

Item 4.	[REMOVED AND RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for our common stock is the NASDAQ Stock Market (“NASDAQ”). The following table sets forth the range of the high and low sales prices of our common stock for each quarterly period in 2010 and 2009, as reported by NASDAQ.

	High	Low

2010
First quarter	$28.34	$23.37
Second quarter	29.98	22.30
Third quarter	29.66	23.73
Fourth quarter	43.35	28.90

	High	Low

2009
First quarter	$33.69	$20.43
Second quarter	29.75	23.22
Third quarter	31.79	20.64
Fourth quarter	27.20	18.41

Holders

As of February 21, 2011, there were approximately 1,125 holders of record of our common stock.

Dividends

Prior to 2011, we had not paid any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 per share, which was paid on February 2, 2011 to shareholders of record of the Company’s common stock on January 12, 2011. We currently expect to continue to pay comparable cash dividends in the future; however, continued payment of cash dividends and changes in the Company’s dividend policy will depend on the company’s earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions, and other factors considered relevant by our Board of Directors.

Performance Graph

The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2005 and that all dividends were re-invested. During this period, InterDigital did not pay any dividends on its common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among InterDigital Inc., the NASDAQ Composite Index
And the NASDAQ Telecommunications Index

	12/05	12/06	12/07	12/08	12/09	12/10
InterDigital, Inc.	100.00	183.13	127.35	150.11	144.98	227.29
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Telecommunications	100.00	131.50	146.22	85.43	118.25	129.78

Issuer Purchases of Equity Securities

Repurchase of Common Stock

There were no repurchases of common stock during 2010.

Item 6.	SELECTED FINANCIAL DATA.

	2010	2009	2008	2007	2006
	(in thousands except per share data)

Consolidated statements of operations data:
Revenues(a)	$394,545	$297,404	$228,469	$234,232	$480,466
Income from operations(b)	$235,873	$113,889	$36,533	$23,054	$336,416
Income tax provision(c)	$(84,831)	$(25,447)	$(13,755)	$(11,999)	$(124,389)
Net income applicable to common shareholders	$153,616	$87,256	$26,207	$20,004	$225,222
Net income per common share — basic(d)	$3.48	$2.02	$0.58	$0.42	$4.22
Net income per common share — diluted(d)	$3.43	$1.97	$0.57	$0.40	$4.04
Weighted average number of common shares outstanding — basic(d)	44,084	43,295	44,928	47,766	53,426
Weighted average number of common shares outstanding — diluted(d)	44,824	44,327	45,964	49,489	55,778
Consolidated balance sheet data:
Cash and cash equivalents	$215,451	$210,863	$100,144	$92,018	$166,385
Short-term investments	326,218	198,943	41,516	85,449	97,581
Working capital	440,996	449,762	114,484	214,229	332,574
Total assets	874,643	908,485	405,768	534,885	564,076
Total debt	468	1,052	2,929	3,717	1,572
Total shareholders’ equity	$353,116	$169,537	$87,660	$137,067	$275,476

(a)	In 2006, we recognized $253.0 million of revenue related to the resolution of disputes with Nokia regarding our 1999 Patent License Agreement.

(b)	In 2009, our income from operations included charges of $38.6 million associated with actions to reposition the Company’s operations. In 2008, the Company recognized a $3.9 million non-recurring benefit associated with a reduction in a contingent liability, and, in 2007, the Company recognized non-recurring charges totaling $24.4 million associated with increases to contingent liabilities.

(c)	In 2009, our income tax provision included a benefit of approximately $16.4 million, primarily related to the recognition of foreign tax credits. See Note 13 to the Consolidated Financial Statements for further discussion on these foreign tax credits.

(d)	As discussed in Note 1 to the Consolidated Financial Statements, during 2009 and first three quarters 2010, we incorrectly included restricted stock units (“RSUs”) as participating securities in our computation of Earnings Per Share (“EPS”). Our RSUs participate in dividends, but, because the participation right is forfeitable, they should not have been classified as “participating securities” for purposes of our EPS calculation. Although we believe that the incorrect EPS amounts were not material with respect to any prior annual or interim periods, we have reclassified the RSUs as non-participating securities and have presented revised EPS figures in the accompanying financial statements, as well as within this Item 6.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements, and the notes thereto contained in this Form 10-K. Please refer to the Glossary of Terms immediately following the Table of Contents for a listing and detailed description of the various technical, industry, and other defined terms that are used in this Form 10-K.

Business

InterDigital provides advanced technologies that enable wireless communications. Since our founding in 1972, we have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of intellectual property to the wireless communications industry and currently hold through wholly owned subsidiaries a portfolio of approximately 1,300 U.S. and approximately 7,500 non-U.S. patents related to the fundamental technologies that enable wireless communications. Included in our portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless Standards, including 2G, 3G, 4G and the IEEE 802 suite of Standards. We believe that companies making, using or selling products based on these Standards, which includes all major manufacturers of mobile handsets, require a license under our essential patents and will require licenses under essential patents that may issue from our pending patent applications. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices. In 2010, we believe we recognized revenue from over half of all 3G mobile devices sold worldwide, including those sold by leading mobile communications companies such as Apple, HTC, LG Electronics, Research in Motion and Samsung Electronics.

We develop advanced technologies that we expect will improve the wireless user’s experience and enable the delivery of a broad array of information and services. This includes next-generation wireless air interfaces and technologies to enhance connectivity and mobility across networks and devices and technologies that support a more efficient transportation of information. We actively participate in, and contribute our technology solutions to, worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802-compliant products and services are built, and our contributions are often incorporated into such Standards. We offer licenses to our patents to equipment producers that manufacture, use and sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our mobile broadband modem solutions (modem IP, know-how, and reference platforms) to mobile device manufacturers, semiconductor companies, and other equipment producers that manufacture, use and sell digital cellular products.

We have built our suite of technology and patent offerings primarily through internal development, and also through participation in joint development projects with other companies, as well as select acquisitions. We have assembled a number of leading technology partners that share our vision and complement our internal research and development efforts. Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support.

In 2010, 2009, and 2008, our total revenues were $394.5 million, $297.4 million, and $228.5 million, respectively, and our patent licensing revenues were $370.2 million, $287.6 million, and $216.5 million, respectively. Patent licensing revenue made up at least 94% of our total revenues in each period.

In 2010, the amortization of fixed fee royalty payments accounted for approximately 53% of our patent licensing revenues. These fixed fee revenues are not affected by the related customers’ success in the market or the general economic climate. The majority of the remaining portion of our patent licensing revenue is variable in nature due to the per-unit structure of the related license agreements. Approximately 54% of this per-unit variable portion for 2010 related to sales of product by Japanese customers for whom the majority of the sales are within Japan. As a result, our per-unit variable patent license royalties have been, and will continue to be, largely influenced by sales within the Japanese market.

Patent License Agreements

In first quarter 2010, we entered into a worldwide, non-exclusive patent license agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”). The patent license agreement covers the sale by CHMC of all wireless end-user terminal devices compliant with 2G and 3G cellular standards through June 1, 2010. In 2010, we recognized revenue totaling $33.0 million, including $28.8 million related to past sales, in connection with the CHMC agreement.

Also in 2010, we signed three additional patent license agreements and expanded an existing patent license agreement. In connection with these agreements, we have received or will be due a total of $47.3 million. In addition, in 2010, we entered into a number of non-exclusive, non-transferrable, royalty-bearing patent license agreements in connection with technology transfer agreements.

Patent Licensing Royalties

Patent license royalties in 2010 of $370.2 million increased 29% from the prior year and represented the most significant portion of our total revenue of $394.5 million. This $82.6 million year-over-year increase in patent license royalties was primarily driven by increased past sales resulting from the first quarter 2010 patent license agreement signed with CHMC, the resolution of a routine audit of an existing customer, and the renewal of a patent license agreement in second quarter 2010. The above-noted patent license agreement signed with CHMC in first quarter 2010, the second quarter 2010 renewal of a patent license agreement, and an aggregate increase in per-unit royalties due to strong sales from our existing customers with concentrations in smartphones further contributed to increases in per-unit royalty revenue. The increase in fixed fee revenue was primarily driven by a full year of revenue from the patent license agreement with Samsung signed during first quarter 2009 and the third quarter 2009 patent license agreement with Pantech Co., Ltd. (“Pantech”).

Expiration of the LG License

In December 2010, we completed our amortization of $285.0 million of royalty revenue associated with our patent license agreement with LG. LG contributed approximately $57.5 million, or 15%, of our total revenue in 2010. This license covered the sale of (i) terminal units designed to operate in accordance with 2G and 2.5G TDMA-based and 3G standards and (ii) infrastructure designed to operate in accordance with cdma2000 technology and its extensions, up to a limited threshold amount. Under the terms of the agreement, LG paid $285.0 million in three equal installments from 2006 through 2008. Upon expiration of the agreement, LG received a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license, and became unlicensed as to all other products covered under the agreement.

We continue to place substantial focus on renewing agreements that have expired or will expire and on expanding our patent customer base, both with the top-tier handset manufacturers and other market participants.

Nokia United States International Trade Commission Proceeding

On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the USITC in connection with the USITC investigation initiated by us against Nokia in 2007. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the USITC took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the USITC’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the USITC’s determination of no Section 337 violation, and a remand for further proceedings before the USITC. InterDigital is not appealing the USITC’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the USITC filed their briefs on July 13, 2010. In their briefs, Nokia and the USITC argue that the USITC correctly construed the claim terms asserted by InterDigital in its appeal and that the USITC properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the USITC’s finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the USITC erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the USITC’s finding of no Section 337 violation should be affirmed on that additional basis. InterDigital filed its reply brief on August 30, 2010. The Court heard oral argument in the appeal on January 13, 2011. The Court has not yet issued a decision in the appeal.

InterDigital has no obligation as a result of the above matter, and we have not recorded a related liability in our financial statements.

Technology Solutions

In first quarter 2010, we entered into a technology transfer and license agreement with Beceem Communications Inc. (“Beceem”). Beceem was granted non-exclusive, worldwide licenses to certain 2G and 3G signal processing technologies to develop, implement, and use in multimode 4G chips. In fourth quarter 2010, Broadcom

Corporation (“Broadcom”) acquired Beceem, and upon the closing of such transaction, the technology transfer and license agreement terminated. Beceem paid us the remaining amounts due under an agreement of termination. In addition, Beceem/Broadcom does not have license to sell products incorporating our technology or to otherwise use our technology, and, upon termination, Beceem became obligated to remove fully our technology from all of its products. As of December 31, 2010, there were no receivable or deferred revenue balances associated with our technology transfer and license agreement with Beceem.

In third quarter 2010, we entered into a technology license agreement to provide our SlimChiptm 2G and 3G modem technology to a mobile chipset manufacturer in mainland China. Under the non-exclusive, royalty-bearing technology delivery agreement, we licensed our dual-mode core with 2G and 3G physical layer — inclusive of HSPA, compliant with the UMTS 3GPP Release 6 standard — and are providing engineering support. We are receiving milestone-based payments under the agreement and will also be entitled to per-unit royalties from sales of products containing the delivered technology.

We are accounting for portions of these and other technology solutions agreements using the proportional performance method. During 2010 and 2009, we recognized related revenue of $12.9 million and $0.0 million, respectively. We did not have a deferred revenue balance associated with the above-noted technology solutions agreements at December 31, 2010 or December 31, 2009. We had $1.7 million and $0.0 million of related unbilled accounts receivable as of December 31, 2010 and December 31, 2009, respectively.

Cash and Short-Term Investments

At December 31, 2010, we had $541.7 million of cash and short-term investments. A substantial portion of this balance relates to fixed and prepaid royalty payments we have received that relate to future sales of our customers’ products. As a result, our cash receipts from existing licenses subject to fixed and prepaid royalties will be reduced in future periods. We currently plan to preserve a significant portion of our cash, cash equivalents and short-term investments to finance our business in the near future and will continue to periodically review our cash and short-term investment position and our dividend policy, including upon the receipt of any new prepaid royalty payments or any new patent license agreements we may sign.

During 2010, we recorded $372.3 million of cash receipts related to patent licensing and technology solutions agreements as follows (in thousands):

Cash In
Fixed royalty payments	$206,688
Current royalties and past sales	98,624
Prepaid royalties	38,759
Technology solutions	28,202

$372,273

These cash receipts contributed to a $131.9 million increase in our cash and short-term investments and, together with a $16.0 million accrual of accounts receivable related to scheduled fixed fee payments, partially offset the $283.0 million in deferred revenue recognized, resulting in a net $201.3 million decrease in deferred revenue to $467.0 million at December 31, 2010. Our accounts receivable and deferred revenue balances do not include $60.0 million of receivables from existing agreements due to us more than twelve months from our current balance sheet date. Approximately $287.1 million of our $467.0 million deferred revenue balance relates to fixed royalty payments that are scheduled to amortize as follows (in thousands):

2011	$134,804
2012	120,480
2013	13,026
2014	8,747
2015	4,468
Thereafter	5,555

$287,080

The remaining $179.9 million of deferred revenue primarily relates to prepaid royalties that will be recorded as revenue as our customers report their sales of covered products. Based on information provided by the related customers, we expect the prepaid royalty balance will cover sales of related products for several years.

Repositioning

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

In addition, the repositioning resulted in a reduction in force of approximately 100 employees, the majority of which were terminated effective April 3, 2009. Approximately $8.0 million of the total repositioning charge represented cash obligations associated with severance and contract termination costs, all of which have been satisfied as of December 31, 2010.

We did not incur any additional repositioning charges during 2010, nor do we expect to incur any related costs in the future.

Repurchase of Common Stock

In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). In March 2009, our Board of Directors authorized another $100.0 million share repurchase program (the “2009 Repurchase Program”), pursuant to which the Company may repurchase shares through open market purchases, pre-arranged trading plans, or privately negotiated purchases.

During 2008, we completed the 2007 Repurchase Program, under which we repurchased a cumulative total of 4.8 million shares for $100.0 million, including 3.8 million shares we repurchased for $81.5 million in 2008. During 2009, we repurchased approximately 1.0 million shares for $25.0 million under the 2009 Repurchase Program. There were no repurchases of common stock during 2010.

From January 1, 2011 through February 25, 2011, no repurchases were made under the 2009 Repurchase Program.

Intellectual Property Rights Enforcement

From time to time, if we believe any party is required to license our patents in order to manufacture and sell certain digital cellular products and such party has not done so, we may institute legal action against them. This legal action typically takes the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the USITC. In addition, we and our customers, in the normal course of business, might seek to resolve disagreements between the parties with respect to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation.

In 2010, our intellectual property enforcement costs decreased to $12.1 million from $16.3 million and $34.0 million in 2009 and 2008, respectively. This represented 21% of our 2010 total patent administration and licensing costs of $58.9 million. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.

Comparability of Financial Results

When comparing 2010 financial results against other periods, the following items should be taken into consideration:

•	Our 2010 revenue included $41.3 million of royalties related to past sales recognized in connection with new patent license agreements and the resolution of an audit of one of our existing customers.

•	Our 2010 operating expense included a $3.3 million charge to increase our Long-Term Compensation Program (“LTCP”) accrual from 50% to 86% for the incentive period January 1, 2008 through December 31, 2010.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of accounting principles, generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements and are included in Item 8 of Part II of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions existed, our financial results could have been materially different.

Revenue Recognition

We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each customer depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by customers, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements, and settlement of intellectual property enforcement. Due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may often be recognized over the performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

We establish a receivable for payments expected to be received within twelve months from the balance sheet date based on the terms in the license. Our reporting of such payments often results in an increase to both accounts receivable and deferred revenue. Deferred revenue associated with fixed fee royalty payments is classified on the balance sheet as short-term when it is scheduled to be amortized within twelve months from the balance sheet date. All other deferred revenue is classified as long term, as amounts to be recognized over the next twelve months are not known.

Patent License Agreements

Upon signing a patent license agreement, we provide the customer permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance for revenue arrangements with multiple deliverables and the guidance for revenue recognition. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the customer. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our customers to use our patented inventions in their applications and products:

Consideration for Past Sales:  Consideration related to a customer’s product sales from prior periods may result from a negotiated agreement with a customer that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a customer over the specific terms of an existing license agreement. We may also receive consideration for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

Fixed Fee Royalty Payments:  These are up-front, non-refundable royalty payments that fulfill the customer’s obligations to us under a patent license agreement for a specified time period or for the term of the agreement for specified products, under certain patents or patent claims, for sales in certain countries, or a combination thereof — in each case for a specified time period (including for the life of the patents licensed under the agreement). We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the customer will benefit from the use of our patented inventions.

Prepayments:  These are up-front, non-refundable royalty payments towards a customer’s future obligations to us related to its expected sales of covered products in future periods. Our customers’ obligations to pay royalties typically extend beyond the exhaustion of their Prepayment balance. Once a customer exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

Current Royalty Payments:  These are royalty payments covering a customer’s obligations to us related to its sales of covered products in the current contractual reporting period.

Customers that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our customers’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our customers, our visibility into our customers’ sales is very limited.

The exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. From time to time, customers will not report revenues in the proper period, most often due to legal disputes. When this occurs, the timing and comparability of royalty revenue could be affected.

In cases where we receive objective, verifiable evidence that a customer has discontinued sales of products covered under a patent license agreement with us, we recognize any related deferred revenue balance in the period that we receive such evidence.

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

Compensation Programs

We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with Company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as, prior to 2010, restricted stock unit (“RSU”) awards for non-managers and the LTCP for managers, which included both time-based and performance-based RSUs and a performance-based cash incentive component. Prior to 2010, the LTCP was designed to alternate between RSU and cash cycles, each of which generally covered a three-year period and could overlap with another cycle by as many as two years.

In fourth quarter 2010, the LTCP was amended to, among other things, increase the relative proportion of performance-based compensation for executives and managers, extend participation to all employees, and eliminate alternating RSU and cash cycles. Effective with the cycle that began on January 1, 2010, executives and managers will receive 25% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the three-year cycle and the remaining 75% in the form of performance-based awards granted under the long-term incentive plan (“LTIP”) component of the LTCP. All other employees will receive 100% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the three-year cycle. The LTIP performance-based awards that are applicable to executives and managers may be paid out at the end of the three-year cycle in the form of cash or equity or any combination thereof, as determined by the Compensation Committee of the Board of Directors. Where the allocation has not been determined at the beginning of the cycle, as in the case of Cycle 5 (defined below), the allocation is assumed to be 100% cash for accounting purposes. The following LTCP cycles were active for all or some portion of the three years ended December 31, 2010:

•	Cash Cycle 2a: A long-term performance-based cash incentive covering the period July 1, 2005 through December 31, 2008;

•	RSU Cycle 3: Time-based and performance-based RSUs granted on January 1, 2007, which vested on or before January 1, 2010;

•	Cash Cycle 3: A long-term performance-based cash incentive covering the period January 1, 2008 through December 31, 2010;

•	RSU Cycle 4: Time-based and performance-based RSUs granted on January 1, 2009, which vest on or before January 1, 2012; and

•	Cycle 5: Time-based RSUs granted on November 1, 2010, which vest on January 1, 2013, and a long-term performance-based incentive covering the period from January 1, 2010 through December 31, 2012.

We recognized share-based compensation expense of $5.8 million, $9.8 million, and $5.1 million in 2010, 2009, and 2008, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted under our LTCP. We also recognized $11.2 million, $(0.1) million, and $17.2 million of compensation expense in 2010, 2009, and 2008, respectively, related to the performance-based cash incentive under our LTCP.

The 2010 amount includes a charge of $3.3 million to increase the accrual rate for Cash Cycle 3 of our LTCP from the previously estimated payout of 50% to the actual payout of 86%. The increase in the incentive payout from

50% to 86% was driven by the Company’s success in achieving a number of key goals, including the signing of five new or amended 3G patent license agreements after we reduced the accrual rate to 50% in third quarter 2009. Collectively, these new or amended 3G patent license agreements have generated $80.3 million in cash or receivables and are expected to continue to provide additional per-unit royalties in future periods.

The 2009 amount includes a credit of $2.3 million to reduce the accrual rate for Cash Cycle 3 from 100% to 50% based on revised expectations for a lower payout. This $2.3 million adjustment related to the reduction of our accrual established in the prior year.

The 2008 amount includes a fourth quarter charge of $9.4 million to increase our accrual for Cash Cycle 2a from the previously estimated payout of 100% to the actual payout of 175%. The increase in the incentive payout was driven by the Company’s success in achieving a number of key goals, including signing LG and Samsung, two of the top five cellular handset OEMs at the time, to 3G licensing agreements. These licenses helped increase our share of the 3G market under license from approximately 20% to approximately 50%, and drove substantial positive operating cash flow over the period.

At December 31, 2010, accrued compensation expense associated with the LTCP’s performance-based incentives was based on an actual payout of 86% for Cash Cycle 3 and an estimated payout of 100% for Cycle 5. Under both the prior and revised versions of the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 2.5 percentage points with a maximum payout under the revised program of 200%, a maximum payout of 225% under the prior program and no payout under either program for performance that falls below 80% achievement. The following table provides examples of the performance-based incentive payout that would be earned based on various levels of goal achievement:

Goal
Achievement	Payout

less than 80%	0%
80%	50%
100%	100%
120%	150%
140% or greater (revised program maximum)	200%
150% or greater (old program maximum)	225%

If we had assumed that goal achievement for Cycle 5 would be either 120% or 80%, we would have accrued either $1.9 million more or less, respectively, of related compensation expense through December 31, 2010.

For LTCP RSU cycles that began prior to 2010, executives received 50% of their RSU grant as performance-based RSUs and 50% as time-based RSUs, and the Company’s managers received 25% of their RSU grant as performance-based RSUs and 75% as time-based RSUs.

Under the prior program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based RSU incentive target amounts. For each 1% change above or below 100% achievement, the RSU payout is adjusted by 4 percentage points with a maximum payout of 300%. For performance that falls below 80% achievement, no share payout would occur. The following table provides examples of the performance-based RSU payout that would be earned based on various levels of goal achievement:

Goal
Achievement	Payout

less than 80%	0%
80%	20%
100%	100%
120%	180%
150% or greater	300%

At December 31, 2010, we did not meet the criteria specified by the accounting guidance for stock-based compensation to accrue performance-based equity compensation associated with the RSU Cycle 4 grants. If we had met the criteria with 100% goal achievement, we would have accrued $3.0 million of related compensation expense through December 31, 2010. We will establish an accrual for the performance-based RSUs under RSU Cycle 4 in the future if our future assessment of the expected attainment against pre-established performance goals meets certain criteria for performance-based share compensation.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.

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

During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we have amended our United States federal income tax returns for the periods 1999 — 2005 to reclaim the foreign tax payments we made during those periods from deductions to foreign tax credits. We have established a basis to support amending the returns and estimate that the maximum incremental benefit will be approximately $19.1 million. We recorded a net benefit of $16.4 million after establishing a $2.7 million reserve for related tax contingencies. The process to finalize our utilization of these credits is complicated, involving tax treaty proceedings including both U.S. and foreign tax jurisdictions. It is possible that at the conclusion of this process the $16.4 million benefit we recognized may not be realized in full or in part or that we may realize the maximum benefit of $19.1 million.

Between 2006 and 2010, we paid approximately $136.7 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

New Accounting Guidance

Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (“FASB”) finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2011, and will apply this guidance on a prospective basis beginning with all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. As a result of this new guidance, we will recognize revenue from new or materially modified agreements with multiple elements and fixed payments earlier than we would have under our old policy.

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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL REQUIREMENTS

Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, our existing stock repurchase and dividend programs and any stock repurchase program that we may initiate in the next twelve months. However, the market for intellectual property rights is competitive and some opportunities to acquire intellectual property rights may require additional financing.

Cash, cash equivalents and short-term investments

At December 31, 2010 and December 31, 2009, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	December 31,		Increase/
	2010	2009	(Decrease)

Cash and cash equivalents	$215,451	$210,863	$4,588
Short-term investments	326,218	198,943	127,275

Total cash, cash equivalents and short-term investments	$541,669	$409,806	$131,863

Our cash, cash equivalents and short-term investments increased $131.9 million in 2010. The increase was primarily due to our receipts of the third and fourth of four $100.0 million installments from Samsung under our patent license agreement signed in January 2009. After using these and other receipts to fund our operations and working capital requirements in 2010, we invested the excess in short-term investments.

Cash provided by operating activities

We generated the following cash flows from our operating activities in 2010 and 2009 (in thousands):

	For the Year Ended
	December 31,		(Decrease)/
	2010	2009	Increase

Cash provided by operating activities	$133,923	$320,694	$(186,771)

The positive operating cash flow in 2010 arose principally from receipts of approximately $372.3 million related to patent licensing and technology solutions agreements. These receipts included the third and fourth of four $100.0 million installments from Samsung under our January 2009 license agreement. We also received $6.7 million of fixed fee payments and $137.4 million of per-unit royalty payments, including past sales and prepayments, from other existing and new customers. Cash receipts from our technology solutions agreements totaled $28.2 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, and non-cash compensation) of $130.7 million, cash payments for foreign source withholding taxes of $35.8 million primarily related to the Samsung installments, and estimated federal tax payments of $78.0 million.

The positive operating cash flow in 2009 arose principally from receipts of approximately $506.5 million related to patent licensing and technology solutions agreements. These receipts included the first two of four installments of $100.0 million from Samsung under our January 2009 license agreement. We also received prepayments of $182.4 million from two existing customers, per-unit royalty payments of $73.0 million from other existing or new customers, other fixed fee payments of $37.8 million, and cash receipts from our technology solutions customers totaling $13.3 million, primarily related to royalties associated with our SlimChip modem IP. These receipts, along with a $1.1 million increase in net working capital, were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges, and non-cash compensation) of $120.3 million, cash payments for foreign source withholding taxes of $40.9 million primarily related to Samsung and Pantech cash receipts, an estimated federal tax payment of $4.0 million, and a $21.8 million payment on long-term cash incentive plans.

Working capital

We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2010 and December 31, 2009 (in thousands) as follows:

	For the Year Ended
	December 31,		(Decrease)/
	2010	2009	Increase

Current assets	$619,556	$702,322	$(82,766)
Current liabilities	(178,560)	(252,560)	74,000

Working capital	440,996	449,762	(8,766)
(Subtract) Add
Cash and cash equivalents	(215,451)	(210,863)	(4,588)
Short-term investments	(326,218)	(198,943)	(127,275)
Current portion of long-term debt	288	584	(296)
Current deferred revenue	134,804	193,409	(58,605)

Adjusted working capital	$34,419	$233,949	$(199,530)

The $199.5 million decrease in adjusted working capital is primarily attributable to the decrease in accounts receivable associated with the third and fourth of four $100.0 million installments from Samsung, which we received during 2010. Additionally, our satisfaction of estimated federal tax obligations reduced our short-term deferred tax assets by $33.4 million and contributed to the decrease in adjusted working capital. A total increase of $18.2 million in accrued compensation, accounts payable and dividends payable also reduced our adjusted working capital during 2010. The increase in accrued compensation is primarily attributable to our long-term performance-based cash incentive program, a payout under which was paid within twelve months from the current balance sheet date. The increase in accounts payable is primarily associated with sublicense obligations incurred in conjunction with our new technology solutions agreements signed in 2010.

Cash used in or provided by investing and financing activities

We used net cash in investing activities of $157.9 million and $194.6 million in 2010 and 2009, respectively. We purchased $127.6 million and $157.5 million of short-term marketable securities, net of sales, in 2010 and 2009, respectively. This decrease in net purchases was driven by higher cash needs to make estimated tax payments during 2010. Purchases of property and equipment and technology licenses decreased to $2.5 million in 2010 from $5.1 million in 2009 due to the lower levels of development tools and engineering equipment needed in 2010 as a result of our cessation of further SlimChip product development. Investment costs associated with patents decreased to $27.8 million in 2010 from $31.3 million in 2009.

Net cash provided (used) by financing activities increased by $44.0 million primarily due to our 2009 share repurchase activity, which did not recur in 2010, and higher levels of proceeds from stock option exercises in 2010.

Other

Our combined short-term and long-term deferred revenue balance at December 31, 2010 was approximately $467.0 million, a decrease of $201.3 million from December 31, 2009. We have no material obligations associated with such deferred revenue. In 2010, deferred revenue decreased $283.0 million due to the deferred revenue recognition of $195.8 million related to the amortization of fixed fee royalty payments and $87.1 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our customers) and technology solutions. These decreases in deferred revenue were partially offset by gross increases in deferred revenue of $81.7 million, primarily related to patent license agreements and new technology solutions agreements signed in 2010.

Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the December 31, 2010 deferred revenue balance of $467.0 million by $134.8 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our customers report against prepaid balances.

At December 31, 2010 and December 31, 2009, we had approximately 0.7 million and 2.1 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $9.4 million and $30.4 million of cash proceeds to the Company if they are fully exercised.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in millions):

	Payments Due by Period
		Less Than
	Total	1 year	1-3 Years	4-5 Years	Thereafter

Debt	$0.5	$0.3	$0.2	$—	$—
Operating lease obligations	7.4	2.5	3.1	1.5	0.3
Purchase obligations(a)	7.8	7.8	—	—	—

Total contractual obligations	$15.7	$10.6	$3.3	$1.5	$0.3

(a)	Purchase obligations consist of agreements to purchase good and services that are legally binding on us as well as accounts payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Results of Operations

2010 Compared with 2009

Revenues

The following table compares 2010 revenues to 2009 revenues (in millions):

	For the Year Ended
	December 31,
	2010	2009	Increase/ (Decrease)

Fixed fee amortized royalty revenue	$195.8	$181.7	$14.1	8%
Per-unit royalty revenue	133.1	102.9	30.2	29%
Past sales	41.3	3.0	38.3	1277%

Total patent licensing royalties	370.2	287.6	82.6	29%
Technology solutions revenue	24.3	9.8	14.5	148%

Total revenue	$394.5	$297.4	$97.1	33%

The $97.1 million increase in total revenue was primarily attributable to an $82.6 million increase in patent licensing royalties. Of this increase in patent licensing royalties, $38.3 million was driven by past sales from a new patent license agreement signed with CHMC, the resolution of a routine audit of an existing customer, and the renewal of a patent license agreement. The remaining $44.3 million increase was driven by increases in per-unit royalty revenue ($30.2 million) and fixed fee amortized royalty revenue ($14.1 million). The $30.2 million increase in per-unit royalty revenues was primarily driven by new and renewed agreements in 2010 and increases in royalties from existing customers, particularly those with concentrations in the smartphone market. The $14.1 million increase in fixed fee payments was due to amortizing fixed payments from 2009 agreements with Samsung and Pantech over a full year in 2010 compared to a partial year in 2009. These increases were partially offset by the expiration of a fixed fee license agreement in second half 2009, which, as noted above, was renewed in second quarter 2010 as a per-unit agreement. The increase in technology solutions revenue was attributable to technology solutions agreements signed during 2010, which collectively contributed $14.7 million of revenue in 2010.

In 2010 and 2009, 41% and 62% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of these amounts. During 2010 and 2009, the following customers accounted for 10% or more of our total revenues:

	For the Year Ended
	December 31,
	2010	2009

Samsung Electronics Company, Ltd.	26%	33%
LG Electronics	15%	19%
Sharp Corporation	< 10%	10%

Operating Expenses

The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended
	2010	2009	Increase/(Decrease)

Selling, general and administrative	$28.3	$24.8	$3.5	14%
Patent administration and licensing	58.9	56.1	2.8	5%
Development	71.5	64.0	7.5	12%
Repositioning	—	38.6	(38.6)	(100)%

Total operating expenses	$158.7	$183.5	$(24.8)	(14)%

Operating expenses decreased 14% to $158.7 million in 2010 from $183.5 million in 2009. Not including $38.6 million in repositioning charges in 2009, operating expenses would have increased 10%. The $24.8 million decrease was primarily due to (decreases)/increases in the following items (in millions):

Increase/
(Decrease)

Long-term compensation	$7.8
Sublicense fees	7.5
Patent amortization	2.9
Patent maintenance and patent evaluation	1.9
Reserve for uncollectible accounts	1.2
Personnel related costs	0.9
Other	0.2
Engineering software and equipment maintenance	(0.8)
Depreciation and amortization	(3.6)
Intellectual property enforcement	(4.2)

Total increase in operating expenses not including repositioning charges	13.8
Repositioning charge	(38.6)

Total decrease in operating expenses	$(24.8)

The increase in long-term compensation primarily resulted from a third quarter 2009 reduction of $4.0 million to the accrual for the LTCP incentive period January 1, 2008 through December 31, 2010. This reduction resulted from lowering our expected payout from 100% to 50% in 2009. During 2010, we incurred a $3.3 million charge to increase the accrual rate to 86% in connection with revenue-producing agreements signed during the year. The increase in sublicense fees related to our technology solutions agreements signed during 2010. Patent amortization increased due to higher levels of capitalized patent costs in recent years. The increase in patent maintenance and patent evaluation costs was related to due diligence associated with patent acquisition opportunities. In 2010, we recorded a net increase of $0.3 million to our reserve for uncollectible accounts. We recorded a net charge of $0.9 million and a reduction of deferred revenue of $1.2 million in connection with this increase. Personnel related costs increased primarily due to lower levels of short-term incentive compensation in 2009. In connection with our first quarter 2009 decision to cease further development of our SlimChip modem technology, we wrote off approximately 73% of the net carrying value of our fixed assets and development licenses and decreased our headcount by approximately 25%. As a result of these actions, depreciation and amortization, and engineering software and equipment maintenance decreased approximately $4.4 million. The decrease in intellectual property enforcement was primarily due to a decrease in activity associated with our Nokia USITC case.

Selling, General and Administrative Expense:  The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in long-term compensation and the reserve for uncollectible accounts.

Patent Administration and Licensing Expense:  The increase in patent administration and licensing expense primarily resulted from the above-noted increases in long-term compensation, patent amortization, patent maintenance and patent evaluation expenses. These increases were partially offset by the above-noted reduction in intellectual property enforcement.

Development Expense:  The increase in development expense was primarily due to the above-noted increases in sublicense fees and long-term compensation. These increases were partially offset by the above-noted reductions in depreciation and amortization, and engineering software and equipment maintenance expenses resulting from the repositioning announced on March 30, 2009.

Repositioning Expense:  On March 30, 2009, we announced a repositioning plan under which we (i) have begun to expand our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology and have sought to monetize the product investment through technology licensing. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees. We incurred a repositioning charge of $38.6 million in 2009. We did not incur any additional charges under this plan during 2010, nor do we expect to incur any related charges in the future.

Interest and Investment Income (Loss), Net

Net interest and investment income (loss) increased $3.8 million from ($1.2) million in 2009 to $2.6 million in 2010. The increase primarily resulted from a $3.9 million write-down in 2009 of our investment in Kineto Wireless (“Kineto”).

Income Taxes

Not including the Company’s fourth quarter 2009 recognition of $16.4 million in foreign tax credits, the Company’s effective tax rate for 2009 was approximately 37.2% compared to a 35.6% for 2010. This decrease was driven by non-deductible impairment charges recognized in fourth quarter 2009.

2009 Compared With 2008

Revenues

The following table compares 2009 revenues to 2008 revenues (in millions):

	For the Year Ended
	December 31,
	2009	2008	Increase/(Decrease)

Fixed fee amortized royalty revenue	$181.7	$86.5	$95.2	110%
Per-unit royalty revenue	102.9	120.6	(17.7)	(15)%
Past sales	3.0	9.4	(6.4)	(68)%

Total patent licensing royalties	287.6	216.5	71.1	33%
Technology solutions revenue	9.8	12.0	(2.2)	(18)%

Total revenue	$297.4	$228.5	$68.9	30%

The $68.9 million increase in revenue in 2009 was primarily attributable to increased patent licensing royalties in 2009 compared to 2008. Patent licensing royalties increased $71.1 million in 2009, due to the addition of $102.9 million in fixed fee amortized royalty revenue from patent license agreements we signed with Samsung and Pantech in 2009. This increase was partially offset by a decrease in fixed fee revenues related to the expiration of certain smaller license agreements in 2009. Per-unit royalty revenues decreased $17.7 million, which was primarily attributable to industry-wide declines in handset sales, specifically the softening market in Japan. Despite the overall decline in per-unit royalties, certain customers with concentrations in the smartphone market reported increased royalties in 2009.

The decrease in technology solutions revenue in 2009 was primarily attributable to engineering service fees earned in 2008 associated with our SlimChip modem IP, which did not recur during 2009. This decrease was partially offset by an increase in royalties earned on our SlimChip modem IP relating to our customers’ product sales.

In 2009 and 2008, 62% and 53% of total revenues, respectively, were attributable to companies that individually accounted for 10% or more of these amounts. During 2009 and 2008, the following customers accounted for 10% or more of total revenues:

	For the Year Ended
	December 31,
	2009	2008

Samsung Electronics Company, Ltd.	33%	< 10%
LG Electronics	19%	25%
Sharp Corporation	10%	16%
NEC Corporation	< 10%	12%

Operating Expenses

The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended
	December 31,
	2009	2008	(Decrease)/Increase

Selling, general and administrative	$24.8	$33.4	$(8.6)	(26)%
Patent administration and licensing	56.1	63.5	(7.4)	(12)%
Development	64.0	98.9	(34.9)	(35)%
Repositioning	38.6	—	38.6	100%
Arbitration and litigation contingencies	—	(3.9)	3.9	(100)%

Total operating expenses	$183.5	$191.9	$(8.4)	(4)%

Operating expenses decreased 4% to $183.5 million in 2009 from $191.1 million in 2008. Not including a $38.6 million repositioning charge in 2009 and a $3.9 million non-recurring adjustment to arbitration and litigation contingencies in 2008, operating expenses decreased 26% to $144.9 million in 2009 from $195.8 million in 2008. The $8.4 million decrease was primarily due to (decreases)/increases in the following items (in millions):

(Decrease)/
2009	Increase

Intellectual property enforcement	$(17.6)
Long-term compensation	(12.6)
Personnel-related costs	(8.5)
Consulting services	(6.2)
Depreciation and amortization	(6.1)
Reserve for uncollectible accounts	(4.5)
Engineering software and equipment maintenance	(2.3)
Other	(0.3)
Insurance reimbursement	7.2

Total decrease in operating expenses not including repositioning charges and arbitration and litigation contingencies	(50.9)
Repositioning charge	38.6
Arbitration and litigation contingencies	3.9

Total decrease in operating expenses	$(8.4)

Intellectual property enforcement decreased primarily due to the resolution of our various disputes with Samsung and the third quarter 2008 resolution of our disputes with Nokia in the United Kingdom. The decrease in long-term compensation cost resulted primarily from a 2008 charge of $9.4 million to increase our accrual for Cash Cycle 2a of our LTCP from the previously estimated payout of 100% to the actual payout of 175%. The decrease also resulted from our decision in 2009 to reduce the accrual rate for Cash Cycle 3 of our LTCP from 100% to 50%, based on our revised expectations for a lower payout. This $2.3 million adjustment related to the reduction of our accrual established in the prior year reduced our 2009 development expense, selling, general and administrative expense and patent administration and licensing expense by $1.4 million, $0.6 million and $0.3 million, respectively. The balance of the decrease in long-term compensation was due to the structure of our LTCP, which included overlapping long-term cash incentive cycles in 2008 and overlapping RSU cycles in 2009.

In connection with our first quarter 2009 decision to cease further development of our SlimChip modem technology, we wrote off approximately 73% of the net carrying value of our fixed assets and development licenses and decreased our headcount by approximately 25%. As a result of these actions, depreciation and amortization, personnel-related costs, consulting services, and engineering software and equipment maintenance decreased approximately $23.1 million from the prior year. The decrease in bad debt expense was related to our partial collection of an overdue account receivable associated with our SlimChip modem core. The related customer has agreed to a new payment schedule, and we may further reduce this reserve in future periods as the related payments are collected. The increase for the insurance reimbursement includes $7.2 million in insurance receipts during 2008 to reimburse us for a portion of our defense costs in certain litigation with Nokia; there were no such receipts in 2009.

Selling, General and Administrative Expense:  The decrease in selling, general and administrative expense was primarily attributable to the reduction of personnel-related costs ($1.1 million) due to the repositioning announced on March 30, 2009, the reduction in bad debt expense ($4.5 million) and the adjustment to the long-term compensation accrual.

Patent Administration and Licensing Expense:  The decrease in patent administration and licensing expense primarily resulted from the decrease in intellectual property enforcement ($17.6 million) and the adjustment recorded to the long-term compensation accrual. These decreases were partially offset by the above-noted increase in insurance reimbursement ($7.2 million) and increased patent amortization and maintenance expense ($4.3 million).

Development Expense:  The decrease in development expense was primarily due to the repositioning announced on March 30, 2009, and the adjustment to the long-term compensation accrual.

Repositioning Expense:  On March 30, 2009, we announced a repositioning plan under which we (i) have begun to expand our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology and have sought to monetize the product investment through technology licensing. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees. We incurred a repositioning charge of $38.6 million in 2009.

Arbitration and Litigation Contingencies:  In 2008, we recognized a non-recurring credit of $3.9 million associated with the reduction of a previously established accrual associated with our contingent obligation to reimburse Nokia for a portion of its attorney’s fees associated with the resolution of the United Kingdom matters.

Interest and Investment (Loss) Income, Net

Net interest and investment (loss) income decreased $4.6 million, or 135%, from $3.4 million in 2008 to ($1.2) million in 2009. The decrease primarily resulted from a $3.9 million write-down in 2009 of our investment in Kineto, as well as lower rates of return in 2009 as compared to 2008. This was partially offset by $0.6 million of interest income related to our settlement of litigation with the Federal Insurance Company during 2009.

Income Taxes

Not including our fourth quarter 2009 recognition of $16.4 million in foreign tax credits, our effective tax rate for 2009 was approximately 37.2% compared to 34.5% for 2008. This increase was driven by non-deductible impairment charges recognized in fourth quarter 2009 and the absence of a research and development credit for 2009.

Expected Trends

We expect to continue to benefit from substantial growth in 3G handset sales volumes in 2011. In addition, we believe the strength of our technology offerings and the depth of our patent portfolio will continue to lead to new or renewed license agreements over the course of the year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information in “Part I, Item 1. Business” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “future,” “target,” “goal,” “trend,” “seek to,” “will continue,” “predict,” “likely,” “in the event,” variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

(i) Our expectation that the technologies in which we are engaged in advanced research will improve the wireless user’s experience and enable the delivery of a broad array of information and services.

(ii) Our objective to continue to be a leading provider of intellectual property to the industry and expand the addressable market for our innovations and our plan for executing our strategy.

(iii) Our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular and other wireless Standards, including 2G, 3G, 4G and the IEEE 802 suite of Standards, and that companies making, using or selling products compliant with these Standards require a license under our essential patents and will require licenses under essential patents that may issue from our pending patent applications.

(iv) The anticipated proliferation of converged devices and expected growth in global wireless subscriptions and handset shipments and sales.

(v) The predicted increase in the shipment of 3G phones and in semiconductor shipments of products built to the IEEE 802.11 Standard over the next few years.

(vi) Factors driving the continued growth of advanced wireless products and services sales over the next five years.

(vii) The types of licensing arrangements and various royalty structure models that we anticipate using under our future license agreements.

(viii) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed.

(ix) Our plan to continue to pay a quarterly cash dividend on our common stock at the rate set forth in our current dividend policy.

(x) Our ability to obtain additional liquidity through debt and equity financings.

(xi) Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, our existing stock repurchase and dividend programs and any stock repurchase program that we may initiate in the next twelve months.

(xii) Our belief that we will continue to benefit from substantial growth in 3G handset sales volumes in 2011 and that the strength of our technology offerings and the depth of our patent portfolio will continue to lead to new or renewed license agreements over the course of the year.

(xiii) Our belief that it is more likely than not that the Company will successfully sustain its separate company reporting in connection with our New York State audit.

Although the forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements due to a variety of factors, including, without limitation, the following:

(i) unanticipated difficulties or delays related the further development of our technologies;

(ii) the failure of the markets for our technologies to materialize to the extent or at the rate that we expect;

(iii) changes in the company’s plans, strategy or initiatives;

(iv) the challenges related to entering into new patent license agreements and unanticipated delays, difficulties or acceleration in the negotiation and execution of patent license agreements;

(v) our ability to leverage our strategic relationships and secure new patent license and technology solutions agreements on acceptable terms;

(vi) the impact of current trends in the industry that could result in reductions in and/or caps on royalty rates under new patent license agreements;

(vii) changes in the market share and sales performance of our primary customers, delays in product shipments of our customers and timely receipt and final reviews of quarterly royalty reports from our customers and related matters;

(viii) the timing and/or outcome of our various litigation, arbitration or administrative proceedings, including any awards or judgments relating to such proceedings, additional legal proceedings, changes in the schedules or costs associated with legal proceedings or adverse rulings in such legal proceedings;

(ix) the impact of potential domestic patent litigation, USPTO rule changes and international patent rule changes on our patent prosecution and licensing strategies;

(x) the timing and/or outcome of any state or federal tax examinations or audits, changes in tax laws and the resulting impact on our tax assets and liabilities;

(xi) the effects of any acquisitions or other strategic transactions by the Company;

(xii) decreased liquidity in the capital markets; and

(xiii) unanticipated increases in the company’s cash needs or decreases in available cash.

You should carefully consider these factors as well as the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors in this Form 10-K before making any investment decision with respect to our common stock. These factors, individually or in the aggregate, may cause our actual results to differ materially from our expected and historical results. You should understand that it is not possible to predict or identify all such factors. In addition, you should not place undue reliance on the forward-looking statements contained herein, which are made only as of the date of this Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $541.7 million at December 31, 2010. Our exposure to interest rate risks is not significant due to the short average maturity, quality, and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.

The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2010. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in millions)

	2011	2012	2013	2014	2015	Thereafter	Total

Money market and demand accounts	$181.5	$—	$—	$—	$—	$—	$181.5
Cash equivalents	$34.0	$—	$—	$—	$—	$—	$34.0
Short-term investments	$285.4	$12.0	$16.0	$5.1	$4.0	$3.7	$326.2
Interest rate	0.7%	0.1%	0.1%	0.0%	0.0%	0.0%	0.4%

Cash and cash equivalents and available-for-sale securities are recorded at fair value.

Bank Liquidity Risk — As of December 31, 2010, we had approximately $181.5 million in operating accounts and money market funds that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.

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

Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds, and commercial paper, are classified as available-for-sale with a fair value of $326.2 million as of December 31, 2010.

Credit Market Risk — At December 31, 2010, we held a significant portion of our corporate cash in diversified portfolios of fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities, U.S. government and other securities.

Long-Term Debt

The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date December 31,
					2015	Total
					and	Fair
	2011	2012	2013	2014	Beyond	Value
	(In millions)

Debt obligation	$0.3	$0.2	$—	$—	$—	$0.5
Interest rate	8.28%	8.28%	—	—	—	8.28%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of InterDigital, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 28, 2011

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except per-share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,451	$210,863
Short-term investments	326,218	198,943
Accounts receivable, less allowances of $1,750 and $1,500	33,632	212,905
Deferred tax assets	35,136	68,500
Prepaid and other current assets	9,119	11,111

Total current assets	619,556	702,322
PROPERTY AND EQUIPMENT, NET	8,344	10,399
PATENTS, NET	130,305	119,170
DEFERRED TAX ASSETS	71,754	31,652
OTHER NON-CURRENT ASSETS, NET	44,684	44,942

	255,087	206,163

TOTAL ASSETS	$874,643	$908,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$288	$584
Accounts payable	7,572	6,284
Accrued compensation and related expenses	22,933	10,592
Deferred revenue	134,804	193,409
Taxes payable	3,675	33,825
Dividend payable	4,526	—
Other accrued expenses	4,762	7,866

Total current liabilities	178,560	252,560
LONG-TERM DEBT	180	468
LONG-TERM DEFERRED REVENUE	332,174	474,844
OTHER LONG-TERM LIABILITIES	10,613	11,076

TOTAL LIABILITIES	521,527	738,948

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 68,602 and 66,831 shares issued and 45,032 and 43,261 shares outstanding	686	668
Additional paid-in capital	525,767	491,068
Retained Earnings	395,799	246,771
Accumulated other comprehensive income	111	277

	922,363	738,784
Treasury stock, 23,570 shares of common held at cost	569,247	569,247

Total shareholders’ equity	353,116	169,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$874,643	$908,485

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2010	2009	2008
	(In thousands, except per-share data)

REVENUES	$394,545	$297,404	$228,469

OPERATING EXPENSES:
Selling, general and administrative	28,301	24,777	33,452
Patent administration and licensing	58,907	56,127	63,492
Development	71,464	64,007	98,932
Repositioning	—	38,604	—
Arbitration and litigation contingencies	—	—	(3,940)

	158,672	183,515	191,936

Income from operations	235,873	113,889	36,533
OTHER INCOME (LOSS):
Interest and investment income (loss), net	2,574	(1,186)	3,429

Income before income taxes	238,447	112,703	39,962
INCOME TAX PROVISION	(84,831)	(25,447)	(13,755)

NET INCOME	$153,616	$87,256	$26,207

NET INCOME PER COMMON SHARE — BASIC	$3.48	$2.02	$0.58

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	44,084	43,295	44,928

NET INCOME PER COMMON SHARE — DILUTED	$3.43	$1.97	$0.57

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	44,824	44,327	45,964

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other			Total	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Income
	(In thousands, except per-share data)

BALANCE, DECEMBER 31, 2007	65,292	$653	$465,599	$133,308	$206	18,795	$(462,699)	$137,067
Net income	—	—	—	26,207	—	—	—	26,207	$26,207
Net change in unrealized gain on short-term investments	—	—	—	—	39	—	—	39	39

Total Comprehensive Income									$26,246

Exercise of Common Stock options	296	3	2,180	—	—	—	—	2,183
Issuance of Common Stock under Profit Sharing Plan	15	—	341	—	—	—	—	341
Issuance of Restricted Common Stock, net	280	3	527	—	—	—	—	530
Withheld for taxes on issuance of Restricted Common Stock	—	—	(3,155)	—	—	—	—	(3,155)
Tax benefit from exercise of stock options	—	—	1,502	—	—	—	—	1,502
Amortization of unearned compensation	—	—	4,474	—	—	—	—	4,474
Repurchase of Common Stock	—	—	—	—	—	3,764	(81,528)	(81,528)

BALANCE, DECEMBER 31, 2008	65,883	659	471,468	159,515	245	22,559	(544,227)	87,660
Net income	—	—	—	87,256	—	—	—	87,256	$87,256
Net change in unrealized gain on short-term investments	—	—	—	—	32	—	—	32	32

Total Comprehensive Income									$87,288

Exercise of Common Stock options	730	7	7,628	—	—	—	—	7,635
Issuance of Common Stock under Profit Sharing Plan	26	—	545	—	—	—	—	545
Issuance of Restricted Common Stock, net	192	2	(2)	—	—	—	—	—
Withheld for taxes on issuance of Restricted Common Stock	—	—	(1,725)	—	—	—	—	(1,725)
Tax benefit from exercise of stock options	—	—	3,881	—	—	—	—	3,881
Amortization of unearned compensation	—	—	9,273	—	—	—	—	9,273
Repurchase of Common Stock	—	—	—	—	—	1,011	(25,020)	(25,020)

BALANCE, DECEMBER 31, 2009	66,831	668	491,068	246,771	277	23,570	(569,247)	169,537
Net income	—	—	—	153,616	—	—	—	153,616	$153,616
Net change in unrealized gain on short-term investments	—	—	—	—	(166)	—	—	(166)	(166)

Total Comprehensive Income									$153,450

Cash Dividend Payable	—	—	—	(4,526)	—	—	—	(4,526)
Dividend Equivalents	—	—	62	(62)	—	—	—	—
Exercise of Common Stock options	1,491	15	21,505	—	—	—	—	21,520
Issuance of Restricted Common Stock, net	280	3	(3)	—	—	—	—	—
Withheld for taxes on issuance of Restricted Common Stock	—	—	(313)	—	—	—	—	(313)
Tax benefit from exercise of stock options	—	—	7,653	—	—	—	—	7,653
Amortization of unearned compensation	—	—	5,795	—	—	—	—	5,795

BALANCE, DECEMBER 31, 2010	68,602	$686	$525,767	$395,799	$111	23,570	$(569,247)	$353,116

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,616	$87,256	$26,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,125	22,874	28,851
Deferred revenue recognized	(283,012)	(225,159)	(127,949)
Increase in deferred revenue	81,737	611,991	84,207
Deferred income taxes	(6,738)	(43,426)	1,842
Share-based compensation	5,801	9,789	5,101
Recognition of foreign tax credits	—	(16,400)	—
Impairment of long-term investment	—	3,926	745
Non-cash repositioning charges	—	30,568	—
Other	80	(155)	32
Decrease (Increase) in assets:
Receivables	179,273	(179,013)	96,988
Deferred charges	3,145	4,371	3,077
Other current assets	(826)	2,965	3,198
Increase (decrease) in liabilities:
Accounts payable	417	(1,506)	(30,121)
Accrued compensation	11,234	(24,140)	14,998
Accrued taxes payable	(29,825)	33,005	(15,510)
Other accrued expenses	(3,104)	3,748	(5,855)

Net cash provided by operating activities	133,923	320,694	85,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(696,478)	(314,128)	(126,390)
Sales of short-term investments	568,888	156,608	170,417
Purchases of property and equipment	(2,520)	(4,024)	(5,651)
Capitalized patent costs	(27,814)	(31,285)	(28,217)
Capitalized technology license costs	—	(1,115)	(6,957)
Long-term investments	—	(650)	(651)

Net cash (used) provided by investing activities	(157,924)	(194,594)	2,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	21,520	7,635	2,182
Tax benefit from share-based compensation	7,653	3,881	1,502
Payments on long-term debt, including capital lease obligations	(584)	(1,877)	(1,589)
Repurchase of common stock	—	(25,020)	(82,331)

Net cash provided (used) by financing activities	28,589	(15,381)	(80,236)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,588	110,719	8,126
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	210,863	100,144	92,018

CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,451	$210,863	$100,144

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$51	$198	$2,449

Income taxes paid, including foreign withholding taxes	$113,820	$44,853	$23,125

Non-cash investing and financing activities
Dividend payable	$4,526	$—	$—

Issuance of restricted common stock	$—	$—	$530

Issuance of common stock for profit sharing	$—	$545	$341

Accrued capitalized patent costs	$(538)	$570	$626

Accrued purchases of property, plant and equipment	$(333)	$375	$148

Leased asset additions and related obligation	$—	$—	$801

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Income Statement Reclassification

Due to our repositioning announced on March 30, 2009, we reclassified our income statement presentation in 2009 in order to align our operating expense classifications with our ongoing activities. We eliminated the General and administrative and Sales and marketing classifications within Operating Expenses and created the Selling, general and administrative classification. All costs previously reported under General and administrative were reclassified to Selling, general and administrative, while Sales and marketing costs were reclassified between Selling, general and administrative and Patent administration and licensing. Additionally, we reclassified portions of our Development costs to Patent administration and licensing. The table below displays the “as previously reported” and “as reclassified” operating expenses for the year ended December 31, 2008.

Full Year
2008

As previously reported:
Sales and marketing	$9,161
General and administrative	26,576
Patent administration and licensing	58,885
Development	101,254
Arbitration and litigation contingencies	(3,940)

Total operating expense	$191,936

As reclassified:
Selling, general and administrative	$33,452
Patent administration and licensing	63,492
Development	98,932
Arbitration and litigation contingencies	(3,940)

Total operating expense	$191,936

Earnings Per Share Reclassification

During 2009 and the first three quarters of 2010, we incorrectly included restricted stock units (“RSUs”) as participating securities in our computation of Earnings Per Share (“EPS”). Our RSUs participate in dividends but, because the participation right is forfeitable, they should not have been classified as “participating securities” for purposes of our EPS calculation. Although we believe that the incorrect EPS amounts were not material with respect to any prior annual or interim periods, we have reclassified the RSUs as non-participating securities and have presented revised EPS figures in for each of the impacted periods. See Note 15 Selected Quarterly Results.

Repositioning

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

In addition, the repositioning resulted in a reduction in force of approximately 100 employees, the majority of which were terminated effective April 3, 2009. Approximately $8.0 million of the total repositioning charge represented cash obligations associated with severance and contract termination costs, all of which have been satisfied as of December 31, 2010.

We did not incur any additional repositioning charges during 2010, nor do we expect to incur any related costs in the future.

The following table provides information related to our accrued liability for repositioning costs through December 31, 2010, which is included on our Consolidated Balance Sheets within Other accrued expenses (in thousands):

	Asset	Severance and	Contract
	Impairments	Related Costs	Termination Costs	Total

Accrued Liability for Repositioning Costs:
December 31, 2009	$—	$201	$399	$600
Payments	—	(201)	(399)	(600)

December 31, 2010	$—	$—	$—	$—

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date. At December 31, 2010 and 2009, all of our short-term investments were classified as available-for-sale and carried at fair value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity. Net unrealized losses on short-term investments was $0.2 million at December 31, 2010. Realized gains and losses for 2010, 2009, and 2008 were as follows (in thousands):

Year	Gains	Losses	Net

2010	$64	$(234)	$(170)
2009	$181	$(104)	$77
2008	$132	$(222)	$(90)

Cash and cash equivalents at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009

Money market and demand accounts	$181,465	$132,968
U.S. government agency instruments	21,992	—
Commercial paper	11,994	77,895

	$215,451	$210,863

Short-term investments as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009

Commercial paper	$163,400	$60,993
U.S. government agency instruments	140,076	118,055
Corporate bonds	22,742	19,895

	$326,218	$198,943

At December 31, 2010 and 2009, $285.4 million and $155.7 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to five years.

Fair Value of Financial Assets

Effective January 1, 2008, we adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) fair value measurement guidance that relate to our financial assets and financial liabilities. We adopted the guidance related to non-financial assets and liabilities as of January 1, 2009. We use various valuation techniques and assumptions when measuring fair value of our assets and liabilities. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. This guidance established a hierarchy that prioritizes fair value measurements based on the types of input used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2010 and December 31, 2009 (in thousands):

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Money market and demand accounts(a)	$181,465	$—	$—	$181,465
Commercial paper(b)	15,541	159,853	—	175,394
U.S. government agencies(b)	24,339	137,729	—	162,068
Corporate bonds	8,992	13,750	—	22,742

	$230,337	$311,332	$—	$541,669

(a)	Included within cash and cash equivalents

(b)	Includes $12.0 million and $22.0 million of commercial paper and U.S. government securities, respectively, that is included within cash and cash equivalents.

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Money market and demand accounts(a)	$132,968	$—	$—	$132,968
Commercial paper(b)	11,065	127,823	—	138,888
U.S. government agencies	27,095	90,960	—	118,055
Corporate bonds	7,026	12,869	—	19,895

	$178,154	$231,652	$—	$409,806

(a)	Included within cash and cash equivalents

(b)	Includes $77.9 million of commercial paper that is included within cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized, while minor repairs and maintenance are charged to expense as incurred. Leases meeting certain capital lease criteria are capitalized and the net present value of the related lease payments is recorded as a liability. Amortization of capital leased assets is recorded using the straight-line method over the lesser of the estimated useful lives or the lease terms.

Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.

Internal-Use Software Costs

We capitalize costs associated with software developed for internal use that are incurred during the software development stage. Such costs are limited to expenses incurred after management authorizes and commits to a computer software project, believes that it is more likely than not that the project will be completed, the software will be used to perform the intended function with an estimated service life of 2 years or more, and the completion of conceptual formulation, design, and testing of possible software project alternatives (the preliminary design stage). Costs incurred after final acceptance testing has been successfully completed are expensed. Capitalized computer software costs are amortized over their estimated useful life of three years.

All computer software costs capitalized to date relate to the purchase, development, and implementation of engineering, accounting, and other enterprise software.

Other-than-Temporary Impairments

We review our investment portfolio during each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other-than-temporary. For non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our cost method investments we charge the impairment to Interest and investment (loss) income, net line of our Consolidated Statements of Income.

Investments in Other Entities

We may make strategic investments in companies that have developed or are developing technologies that are complementary to our business. We account for our investments using either the cost or equity method of accounting. Under the cost method, we do not adjust our investment balance when the investee reports profit or loss but monitor the investment for an other-than-temporary decline in value. On a quarterly basis, we monitor our investment’s financial position and performance to assess whether there are any triggering events or indicators present that would be indicative of an other-than-temporary impairment of our investment. When assessing whether an other-than-temporary decline in value has occurred, we consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts. Under the equity method of accounting, we initially record our investment in the stock of an investee at cost, and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between our cost and underlying equity in net assets of the investee at the date of investment. The investment is also adjusted to reflect our share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. When there are a series of operating losses by the investee or when other factors indicate that a decrease in value of the investment has occurred which is other than temporary, we recognize an impairment equal to the difference between the fair value and the carrying amount of our investment. The carrying costs of our investments are included within Other Non-Current Assets on our Consolidated Balance Sheets.

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

During 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). Due to the fact that we do not have significant influence over Kineto, we are accounting for this investment using the cost method of accounting. In first quarter 2008, we wrote down this investment by $0.7 million based on a lower valuation of Kineto. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. During 2009, we reassessed our investment in Kineto and concluded that, given their financial position at the time, it was necessary to record an impairment of $3.9 million, which reduced our carrying amount of our investment in Kineto to approximately $1.0 million at December 31, 2009.

On December 17, 2009, we announced a multi-faceted collaboration agreement with Attila Technologies LLC (“Attila”). We will collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million to acquire a 7% minority stake. No other amounts were paid or are payable to Attila for the period ended December 31, 2009. Certain terms of the agreement afford us the ability to exercise significant influence over Attila; therefore we are accounting for this investment using the equity method of accounting.

During 2010, we reassessed our investments in other entities and concluded that there was no evidence of an other-than-temporary impairment. However, Kineto and Attila are each pursuing additional financings in first quarter 2011. The respective results of these efforts could lead to an impairment of either investment. As of December 31, 2010, the aggregate carrying amount of our investments in Kineto and Attila was $1.7 million. We will continue to monitor these investments and will update our assessments during first quarter 2011.

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

Patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2010	2009

Weighted average estimated useful life (years)	10.7	10.8
Gross patents	$218,722	$190,370
Accumulated amortization	(88,417)	(71,200)

Patents, net	$130,305	$119,170

Amortization expense related to capitalized patent costs was $17.2 million, $14.4 million, and $11.9 million in 2010, 2009, and 2008, respectively. These amounts are recorded within Patent administration and licensing line of our Consolidated Statements of Income.

The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2010 is as follows (in thousands):

2011	$18,371
2012	18,039
2013	17,424
2014	16,446
2015	15,094

Intangible Assets

We capitalize the cost of technology solutions and platforms we acquire or license from third parties when they have a future benefit and the development of these solutions and platforms is substantially complete at the time they are acquired or licensed.

During 2009, in connection with our cessation of further product development of the SlimChip modem technology, we fully impaired our acquired intangible assets. In connection with this full impairment of our acquired intangible assets, the related cost and accumulated amortization were removed from our Consolidated Balance Sheets. For further discussion of our 2009 Repositioning refer to the “Repositioning” section of Note 1, “Background.” At December 31, 2008, our intangible assets were offset by accumulated amortization of $11.6 million and had a weighted average useful life of approximately five years. Our amortization expense related to these intangible assets was $2.3 million and $7.1 million, in 2009 and 2008, respectively.

Contingencies

We recognize contingent assets and liabilities in accordance with the guidance for contingencies. We do not include expected legal fees to defend ourselves in our accruals for contingent liabilities, as we expense legal fees in the periods in which the legal services are provided.

In 2008, we accrued post judgment interest expense totaling $1.1 million, related to a previously recorded $20.7 million contingent liability. This interest expense was reported within the Interest and investment (loss) income, net, line within our Consolidated Statements of Income. This contingency related to arbitration with the Federal Insurance Company (“Federal”) over an insurance reimbursement agreement. In second quarter 2008, InterDigital deposited $23.0 million with the Clerk of the Court, an amount sufficient to secure Federal’s judgment and anticipated interest until a decision by the Court of Appeals. The Federal dispute was settled and brought to an end on April 22, 2009, pursuant to a confidential agreement between the parties. In connection with the settlement, approximately $21.1 million of the bond was paid to Federal, and the balance of approximately $2.0 million, including interest, was reimbursed to InterDigital. In first quarter 2009, InterDigital recognized $0.6 million of interest income to adjust accrued interest expense in connection with the settlement.

During 2008, in connection with the resolution of our disputes with Nokia in the United Kingdom, we recognized a credit of $3.9 million associated with the reduction of a previously recorded accrual for the potential reimbursement of legal fees.

Revenue Recognition

We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each customer depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by customers, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements, and settlement of patent litigation. Due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may often be recognized over the performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

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

Patent License Agreements

Upon signing a patent license agreement, we provide the customer permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance for revenue arrangements with multiple deliverables and the guidance for revenue recognition. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the customer. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our customers to use our patented inventions in their applications and products:

Consideration for Past Sales:  Consideration related to a customer’s product sales from prior periods may result from a negotiated agreement with a customer that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a customer over the specific terms of an existing license agreement. We may also receive consideration for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

Fixed Fee Royalty Payments:  These are up-front, non-refundable royalty payments that fulfill the customer’s obligations to us under a patent license agreement for a specified time period or for the term of the agreement for specified products, under certain patents or patent claims, for sales in certain countries, or a combination thereof — in each case for a specified time period (including for the life of the patents licensed under the agreement). We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we cannot reliably predict in which periods, within the term of a license, the customer will benefit from the use of our patented inventions.

Prepayments:  These are up-front, non-refundable royalty payments towards a customer’s future obligations to us related to its expected sales of covered products in future periods. Our customers’ obligations to pay royalties typically extend beyond the exhaustion of their Prepayment balance. Once a customer exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

Current Royalty Payments:  These are royalty payments covering a customer’s obligations to us related to its sales of covered products in the current contractual reporting period.

Customers that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our customers’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our customers, our visibility into our customers’ sales is very limited.

The exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. From time to time, customers will not report revenues in the proper period, most often due to legal disputes. When this occurs, the timing and comparability of royalty revenue could be affected.

In cases where we receive objective, verifiable evidence that a customer has discontinued sales of products covered under a patent license agreement with us, we recognize any related deferred revenue balance in the period that we receive such evidence.

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

Deferred Charges

From time to time, we use sales agents to assist us in our licensing activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements. We defer recognition of commission expense related to both prepayments and fixed fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In 2010, 2009, and 2008, we paid cash commissions of approximately $0.6 million, less than $0.1 million, and $0.1 million, respectively.

Incremental direct costs incurred related to acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. We paid approximately $0.6 million of direct contract origination costs in 2009 in relation to our patent licensing agreement with Pantech. There were no direct contract origination costs incurred during 2010 and 2008.

Deferred charges are recorded in our Consolidated Balance Sheets within the following captions (in thousands):

	December 31,
	2010	2009

Prepaid and other current assets
Deferred commission expense	$289	$3,255
Deferred contract origination costs	79	79
Other non-current assets
Deferred commission expense	1,623	1,663
Deferred contract origination costs	395	474

Commission expense was approximately $3.7 million, $3.4 million, and $4.7 million in 2010, 2009, and 2008, respectively. Commission expense is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred contract origination expense recognized in 2010 and 2009 was less than $0.1 million in each period and is included within Patent administration and licensing line of our Consolidated Statements of Income. There was no direct contract origination expense recognized during 2008.

Research and Development

Research and development expenditures are expensed in the period incurred, except certain software development costs which are capitalized between the point in time that technological feasibility of the software is established and the product is available for general release to customers. We did not have any such capitalized software costs in any period presented. Research, development, and other related costs were approximately $71.5 million, $64.0 million, and $98.9 million in 2010, 2009, and 2008, respectively.

Compensation Programs

We account for the compensation cost related to share-based transactions based on the fair values of the instruments issued and the estimated forfeitures of stock-based compensation awards. At December 31, 2010 and 2009, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 23% over their lives of one to three years, depending upon the group receiving the grant and the specific terms of the award issued.

In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance. We did not incur any net tax shortfalls in either 2010 or 2009.

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

Our net accounts receivable are derived principally from patent license agreements and technology solutions agreements. At December 31, 2010, four customers represented 92% of our net accounts receivable balance. At December 31, 2009, one customer represented 94% of our net accounts receivable balance. We perform ongoing credit evaluations of our customers, who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments approximate their fair values.

Impairment of Long-Lived Assets

We evaluate long-lived and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We did not have any long-lived asset impairments in 2010. We recorded a charge of $30.6 million in 2009 related to the impairment of assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets. Refer to the “Repositioning” section of Note 1 for further information related to the 2009 impairment incurred as a result of the cessation of further product development of the SlimChip modem technology.

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

During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we have amended our United States federal income tax returns for the periods 1999 — 2005 to reclaim the foreign tax payments we made during those periods from deductions to foreign tax credits. We have established a basis to support amending the returns and estimate that the maximum incremental benefit will be approximately $19.1 million. We recorded a net benefit of $16.4 million after establishing a $2.7 million reserve for related tax contingencies. The process to finalize our utilization of these credits is complicated, involving tax treaty proceedings including both U.S. and foreign tax jurisdictions. It is possible that at the conclusion of this process the $16.4 million benefit we recognized may not be realized in full or in part or that we may realize the maximum benefit of $19.1 million.

Between 2006 and 2010, we paid approximately $136.7 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

Net Income Per Common Share

Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	For the Year Ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Numerator:
Net income applicable to common shareholders	$153,616	$153,616	$87,256	$87,256	$26,207	$26,207

Denominator:
Weighted-average shares outstanding: Basic	44,084	44,084	43,295	43,295	44,928	44,928

Dilutive effect of stock options and RSUs		740		1,032		1,036

Weighted-average shares outstanding: Diluted		44,824		44,327		45,964

Earnings Per Share:

Net income: Basic(a)	$3.48	3.48	$2.02	2.02	$0.58	0.58

Dilutive effect of stock options and RSUs		(0.05)		(0.05)		(0.01)

Net income: Diluted(a)		$3.43		$1.97		$0.57

(a)	As discussed in Note 1 to the Consolidated Financial Statements, during 2009 and first three quarters 2010, we incorrectly included RSUs as participating securities in our computation of EPS. Our RSUs participate in dividends but, because the participation right is forfeitable, they should not have been classified as “participating securities” for purposes of our EPS calculation. Although, we believe that the incorrect EPS amounts were not material with respect to any prior annual or interim periods, we have reclassified the RSUs as non-participating securities and have presented revised EPS figures for each of the impacted periods. See Note 15 Selected Quarterly Results.

For the years ended December 31, 2010, 2009, and 2008, stock options to purchase approximately less than 0.1 million, 0.6 million and 0.8 million shares, respectively, of common stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted-average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive.

New Accounting Guidance

Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. However, adoption is permitted as early as the interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company adopted this guidance effective January 1, 2011, and will apply this guidance on a prospective basis beginning with all new or materially modified revenue arrangements with multiple deliverables entered into as of January 1, 2011. As a result of this new guidance, we will recognize revenue from new or materially modified agreements with multiple elements and fixed payments earlier than we would have under our old policy.

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

3.	GEOGRAPHIC/CUSTOMER CONCENTRATION

We have one reportable segment. As of December 31, 2010, substantially all of our revenue was derived from a limited number of customers based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our customers and the total revenue derived from each country for the periods indicated (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Korea	$175,614	$160,470	$59,164
Japan	121,113	73,253	113,824
Canada	38,820	27,371	19,018
Taiwan	21,559	15,336	14,405
United States	18,953	9,361	9,814
Germany	10,292	10,394	6,106
China	6,305	—	3,238
Other Europe	1,877	1,196	2,751
Other Asia	12	23	149

Total	$394,545	$297,404	$228,469

During 2010, 2009, and 2008, the following customers accounted for 10% or more of total revenues:

	2010	2009	2008

Samsung Electronics Company, Ltd.	26%	33%	< 10%
LG Electronics	15%	19%	25%
Sharp Corporation	< 10%	10%	16%
NEC Corporation	< 10%	< 10%	12%

At December 31, 2010 and 2009, we held $138.4 million, or 99%, and $128.8 million, or 99%, respectively, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. We also held $0.2 million and $0.8 million, respectively, of property and equipment, net of accumulated depreciation, in Canada.

4.	SIGNIFICANT AGREEMENTS:

Patent Licensing

In first quarter 2010, we entered into a worldwide, non-exclusive patent license agreement with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”). The patent license agreement covers the sale by CHMC of all wireless end-user terminal devices compliant with 2G and 3G cellular standards through June 1, 2010. In addition, in first quarter 2010, we identified additional royalty obligations in a routine audit of an existing customer. During 2010, we recognized revenue totaling $39.9 million, including $35.7 million related to past sales, in connection with these two items.

Technology Solutions

In first quarter 2010, we entered into a technology transfer and license agreement with Beceem Communications Inc. (“Beceem”). Beceem was granted non-exclusive, worldwide licenses to certain 2G and 3G signal processing technologies to develop, implement, and use in multimode 4G chips. In fourth quarter 2010, Broadcom Corporation (“Broadcom”) acquired Beceem, and upon the closing of such transaction the technology transfer and license agreement terminated. Beceem paid us the remaining amounts due under an agreement of termination. In addition, Beceem/Broadcom does not have a license to sell products incorporating our technology or to otherwise use our technology, and, upon termination, Beceem became obligated to remove fully our technology from all of its products. As of December 31, 2010, there were no receivable or deferred revenue balances associated with our technology transfer and license agreement with Beceem.

In third quarter 2010, we entered into a technology license agreement to provide our SlimChip 2G and 3G modem technology to a mobile chipset manufacturer in mainland China. Under the non-exclusive, royalty-bearing technology delivery agreement, InterDigital will license a dual-mode core with 2G and 3G physical layer — inclusive of HSPA, compliant with the UMTS 3GPP Release 6 standard — and provide engineering support. InterDigital will receive milestone-based payments and will be compensated on a per-unit royalty basis on sales of products containing the delivered technology.

We are accounting for portions of these and other technology solutions agreements using the proportional performance method. During 2010 and 2009, we recognized related revenue of $12.9 million and $0.0 million, respectively. We did not have a deferred revenue balance associated with the above-noted technology solutions agreements at December 31, 2010 or December 31, 2009. We had $1.7 million of related unbilled accounts receivable as of December 31, 2010.

5.	PROPERTY AND EQUIPMENT

	December 31,
	2010	2009
	(In thousands)

Land	$695	$695
Building and improvements	7,653	7,402
Engineering and test equipment	9,339	7,651
Computer equipment	8,778	8,477
Computer software	15,311	14,789
Furniture and fixtures	1,202	1,175
Leasehold improvements	4,287	4,224

Property and equipment, gross	47,265	44,413

Less: accumulated depreciation	(38,921)	(34,014)

Property and equipment, net	$8,344	$10,399

Depreciation expense was $4.9 million, $6.1 million, and $9.9 million in 2010, 2009, and 2008, respectively. Depreciation expense included depreciation of computer software costs of $1.8 million, $2.3 million, and $3.2 million in 2010, 2009, and 2008, respectively. Accumulated depreciation related to computer software costs was $13.4 million and $11.6 million at December 31, 2010 and 2009, respectively.

6.	OBLIGATIONS

	December 31,
	2010	2009
	(In thousands)

Mortgage debt	$468	$733
Capital leases	—	319

Total debt obligations	$468	$1,052
Less: Current portion	(288)	(584)

Long-term debt obligations	$180	$468

During 1996, we purchased our King of Prussia, Pennsylvania, facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The carrying amount of the land and office building in King of Prussia was $1.4 million as of December 31, 2010.

There were no capital leases remaining at December 31, 2010. The net book value of software and equipment under capitalized lease obligations was $0.0 million at December 31, 2010 and $0.6 million at December 31, 2009.

Maturities of principal of the long-term debt obligations as of December 31, 2010 are as follows (in thousands):

2011	$288
2012	180
Thereafter	—

$468

7.	COMMITMENTS

Leases

We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $2.9 million, $2.7 million, and $3.1 million in 2010, 2009, and 2008, respectively. Minimum future rental payments for operating leases as of December 31, 2010 are as follows (in thousands):

2011	$2,488
2012	2,232
2013	879
2014	857
2015	605
Thereafter	303

8.	LITIGATION AND LEGAL PROCEEDINGS

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

In addition, on the same date as our filing of the USITC action referenced above, we also filed a complaint in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC complaint. The complaint seeks a permanent injunction and damages in an amount to be determined. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed with respect to the patents in this case until the USITC’s determination on these patents becomes final, including any appeals. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action. Nokia, joined by Samsung Electronics Co., Ltd. (“Samsung”), moved to consolidate the Nokia USITC proceeding with an investigation we had earlier initiated against Samsung in the USITC. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an order to consolidate the two pending investigations. Pursuant to the order, the schedules for both investigations were revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a target date for the consolidated investigations of November 12, 2008, by which date the USITC would issue its final determination (the “Target Date”).

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

On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding was dispositive, and seeking the dismissal of Nokia’s complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital’s request and dismissed all of Nokia’s claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital’s motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. InterDigital filed its opening brief in the appeal on July 28, 2010. Nokia filed its brief on November 29, 2010. InterDigital filed its reply brief on December 13, 2010. The Second Circuit has scheduled oral argument for March 7, 2011.

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

On February 13, 2009, InterDigital filed a renewed motion for summary determination that InterDigital has satisfied the domestic industry requirement based on its licensing activities, and on February 27, 2009, Nokia filed an opposition to the motion. On March 10, 2009, the Administrative Law Judge granted InterDigital’s motion, finding that InterDigital has established, through its licensing activities that a domestic industry exists in the United States as required to obtain relief before the USITC. On April 9, 2009, the Commission issued a notice that it would not review the Administrative Law Judge’s Order granting summary determination of a licensing-based domestic industry, thereby adopting the Administrative Law Judge’s decision.

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

InterDigital filed its reply brief on August 30, 2010. The Court heard oral argument in the appeal on January 13, 2011. The Court has not yet issued a decision in the appeal.

InterDigital has no obligation as a result of the above matter and we have not recorded a related liability in our financial statements.

Nokia Delaware Proceeding

In January 2005, Nokia filed a complaint in the Delaware District Court against InterDigital Communications Corporation (now IDC) and ITC (for purposes of the Nokia Delaware Proceeding described herein, IDC and ITC are collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). Nokia’s amended complaint seeks declaratory relief, injunctive relief and damages, including punitive damages, in an amount to be determined. We subsequently filed counterclaims based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. Our counterclaims seek injunctive relief as well as damages, including punitive damages, in an amount to be determined.

On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an order staying the proceedings pending the full and final resolution of InterDigital’s USITC investigation against Nokia. Specifically, the full and final resolution of the USITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the USITC, and any appeals therefrom. Pursuant to the order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.

Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the order does not affect any of the other legal proceedings between the parties, including the Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings (described above).

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

During 2008, we received payments from insurance providers of $7.2 million to reimburse us for portions of our defense costs in certain litigation with Nokia. These amounts reduced our Patent administration and licensing expenses in 2008. We did not receive any insurance reimbursements during 2010 and 2009.

10.	RELATED PARTY TRANSACTIONS

A member of our Board of Directors is Chairman of the Advisory Board to a firm that provides us with consulting services. We paid this firm approximately $0.0 million, $0.1 million, and less than $0.1 million in 2010, 2009, and 2008, respectively. Our board member did not receive any direct compensation or commissions related to these engagements.

On December 17, 2009 we announced a multi-faceted collaboration agreement with Attila, a company in which we have a direct investment. Under the agreement, we collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million in 2009 to acquire a 7% minority stake in Attila. In 2010, we paid $0.4 million to Attila in relation to the collaboration agreement previously discussed.

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

The following table summarizes changes in the number of equity instruments available for grant under the Company’s stock plan(s) for the current year:

Available
for Grant

Balance at December 31, 2009	3,405
RSUs and restricted stock granted (a)	(233)
Options and RSUs canceled	475

Balance at December 31, 2010	3,647

(a)	RSUs include performance-based units.

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

Information with respect to current year stock options activity under the above plans is summarized as follows (in thousands, except per share amounts):

			Weighted
			Average
	Outstanding Options		Exercise
	Number	Price Range	Price

Balance at December 31, 2009	2,615	$0.01—39.00	$18.39
Canceled	(449)	17.13—39.00	38.18
Exercised	(1,491)	5.19—27.26	14.44

Balance at December 31, 2010	675	$0.01—27.26	$13.94

The following table summarizes information regarding the stock options outstanding at December 31, 2010 (in thousands, except for per share amounts):

		Weighted
	Number	Average	Weighted
	Outstanding	Remaining	Average
	and	Contractual	Exercise
Range of Exercise Prices	Exercisable	Life (years)*	Price

$0.01 — $8.25	99	29.21	$7.25
$8.33 — $9.52	23	2.58	9.38
$9.60 — $9.60	98	0.97	9.60
$9.77 — $11.59	50	12.51	10.77
$11.63 — $11.63	73	33.94	11.63
$11.69 — $13.99	71	0.79	12.49
$14.19 — $16.05	69	2.05	15.31
$16.09 — $19.77	75	2.72	18.44
$19.86 — $24.54	71	2.85	23.19
$24.80 — $27.26	46	2.68	25.66

$0.01 — $27.26	675	10.18	$13.94

*	We currently have approximately 182,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a Pre-existing Plan. For purposes of this table, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.25 and $11.63.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008 was $25.3 million, $11.2 million, and $4.9 million, respectively. The total intrinsic value of our options outstanding at December 31, 2010 was $18.7 million. In 2010, we recorded cash received from the exercise of options of $21.5 million and tax benefits from option exercises and RSU vestings of $7.7 million. Upon option exercise, we issued new shares of stock.

At December 31, 2010 and 2009, we had, respectively, approximately 0.7 million and 2.1 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the Company of $9.4 million and $30.4 million, respectively, if they had been fully exercised on those dates.

RSUs and Restricted Stock

Under the 2009 Plan, we may issue up to approximately 3.0 million RSUs and/or shares of restricted stock to current or prospective officers and employees and non-employee directors, consultants, and advisors. No further grants are allowed under the Pre-existing Plans. Any cancellations of outstanding RSUs that were granted under the 2009 Plan or Pre-existing Plans will increase the number of RSUs and/or shares of restricted stock available for grant under the 2009 Plan. The RSUs vest over periods generally ranging from 0 to 3 years from the date of the grant. During 2010 and 2009, we granted approximately 0.2 million and 0.1 million RSUs, respectively, under the 2009 Plan. The related compensation expense is amortized over vesting periods that are generally from 0 to 3 years.

We have issued less than 0.1 million shares of restricted stock under the 2009 Plan. At December 31, 2010 and 2009, we had unrecognized compensation cost related to share-based awards of $7.6 million and $6.4 million, respectively. We expect to amortize the unrecognized compensation cost at December 31, 2010 over a weighted average period of less than one year using an accelerated method.

We grant RSUs as an element of compensation to all of our employees. RSU awards to our management personnel are primarily granted under our Long-Term Compensation Program (“LTCP”). For cycles that began prior to 2010, the RSU awards vest over three years according to the following schedules:

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

Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range for performance-based RSU awards under the prior LTCP could be anywhere from 0 to 3 times the value of the award.

Under the terms of the amended LTCP, including the cycle that began in 2010, all time-based awards vest at the end of the three-year cycle. For employees below manager level, 100% of their award under the LTCP is in the form of time-based RSUs. For all employees at or above the manager level, 25% of their total award is in the form of time-based RSUs and the remaining 75% of their participation is a performance-based award that is paid out at the end of the three-year cycle in cash or equity or any combination thereof pursuant to the Long-Term Incentive Plan (“LTIP”) component of the LTCP. Where the allocation has not been determined at the beginning of the cycle, as in the case of Cycle 5 (defined below), the allocation is assumed to be 100% cash for accounting purposes. The terms of the amended LTCP are discussed further below.

Other RSU Grants

We also grant RSUs to all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.

Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

		Weighted
	Number of	Average Per Share
	Unvested	Grant Date
	RSUs	Fair Value

Balance at December 31, 2009	1,060	$28.04
Granted**	221	31.77
Forfeited	(26)	26.10
Vested	(279)	28.76

Balance at December 31, 2010	976	$28.76

**	The number of RSUs presented as granted in 2010 includes less than 0.1 million performance-based RSUs that may be satisfied with between 0 and less than 0.1 million shares of common stock on January 1, 2012, depending upon the company’s performance against previously established operating measures between the grant and end date for RSU Cycle 4.

The total vest date fair value of our RSUs that vested in 2010, 2009, and 2008 was $8.0 million, $6.3 million, and $9.1 million, respectively. The weighted average per share grant date fair value in 2010, 2009, and 2008 was $31.77, $26.91, and $23.60, respectively.

Compensation Programs

We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with Company performance. These programs include both cash components and share-based components, as discussed further below. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the 2009 Plan discussed above. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future. We recognized $11.2 million, $(0.1) million, and $17.2 million of compensation expense in 2010, 2009, and 2008, respectively, related to the performance-based cash incentive component of our LTCP, discussed in greater detail below. The 2010 amount includes a charge of $3.3 million to increase the accrual rate for Cash Cycle 3 of our LTCP from the previously estimated payout of 50% to the actual payout of 86%. The 2009 amount includes a credit of $2.3 million to reduce the accrual rate for Cash Cycle 3 of our LTCP from 100% to 50% based on revised expectations for a lower payout. This $2.3 million adjustment related to the reduction of our accrual established in the prior year. The 2008 amount includes a fourth quarter 2008 charge of $9.4 million to increase our accrual for Cycle 2a from the previously estimated payout of 100% to the actual payout of 175%. We also recognized share-based compensation expense of $5.8 million, $9.8 million, and $5.1 million in 2010, 2009, and 2008, respectively. The majority of the share-based compensation expense, for all years, relate to RSU awards granted under our LTCP.

Long-Term Compensation Program

Prior to 2010, the LTCP, which consists of overlapping cycles that are generally three years in length, was designed to alternate between equity and cash cycles, with equity cycles including both time-based and performance-based components and cash cycles consisting of a performance-based cash incentive. Under the equity cycles, executives received 50% of their equity awards in the form of performance-based RSUs and 50% in the form of time-based RSUs that vested in full at the end of the three-year cycle period. Employees at or above the manager level received 25% of their equity awards in the form of performance-based RSUs and 75% in the form of time-based RSUs that vested in full at the end of the three-year cycle. Employees below manager level did not participate in the LTCP and instead received RSU grants outside of the LTCP. The following cycles were initiated between 2005 and 2009:

•	Cash Cycle 2a: A long-term performance-based cash incentive covering the period July 1, 2005 through December 31, 2008;

•	RSU Cycle 3: Time-based and performance-based RSUs granted on January 1, 2007, which vested on or before January 1, 2010;

•	Cash Cycle 3: A long-term performance-based cash incentive covering the period January 1, 2008 through December 31, 2010; and

•	RSU Cycle 4: Time-based and performance-based RSUs granted on January 1, 2009, which vest on or before January 1, 2012.

In fourth quarter 2010, the LTCP was amended to, among other things, increase the relative proportion of performance-based compensation for executives and managers, extend participation to all employees, and eliminate alternating RSU and cash cycles.

Under the terms of the amended LTCP, effective for the cycle that began on January 1, 2010 executives and managers receive 25% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the three-year cycle and the remaining 75% in the form of performance-based awards granted under the LTIP component of the LTCP. All other employees receive 100% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the three-year cycle. The LTIP performance-based awards that are applicable to executives and managers may be paid out in the form of cash or equity, or any combination thereof at the end of the three-year cycle. The form of the LTIP award will be determined by the Compensation Committee of our Board of Directors in its sole discretion at the beginning or the end of the three-year cycle. The following cycle was initiated in 2010:

•	Cycle 5: Time-based RSUs granted on November 1, 2010, which vest on January 1, 2013, and a long-term performance-based incentive covering the period from January 1, 2010 through December 31, 2012.

Payouts of performance-based awards will continue to be determined by the Compensation Committee in its sole discretion based on the Company’s achievement of one of more performance goals during the cycle period, as established and approved by the Compensation Committee. Payouts may exceed or be less than target, depending on the level of the Company’s achievement of the performance goal(s). No payout may be made under the LTIP if the Company fails to achieve the minimum level of performance for the applicable cycle, and the payout for any particular cycle is capped at 200% of target. For cycles that began prior to 2010, payouts under the performance-based RSU cycles are capped at 300% and payouts under performance-based cash incentive cycles are capped at 225%.

Other RSU Grants

We also grant RSUs to all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.

401(k) and Profit-Sharing

We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. The Company matches a portion of employee contributions. The Company’s contribution expense was approximately $1.0 million for each of 2010, 2009, and 2008. At its discretion, the Company may also make a profit-sharing contribution to our employees’ 401(k) accounts. In fourth quarter 2009, the Compensation Committee of the Board of Directors determined that it would not elect to make a profit-sharing contribution to each employee in 2010 or the foreseeable future. In 2009 and 2008, we issued 25,563, and 14,673 shares of common stock to satisfy our accrued obligations from the prior years of $0.6 million and $0.4 million related to our profit-sharing contributions to eligible employees under our Savings Plan.

Short-term Incentive Plan

We have a performance-based short-term incentive plan that is applicable to all employees. For awards earned in the years 1999 through 2007, members of senior management were paid 30% of their short-term incentive award in shares of restricted stock. Receiving a portion of their annual short-term incentive award in the form of equity served to align more closely senior management’s interests with those of our shareholders. These shares had full voting power, the right to receive dividends and were not forfeitable, but were restricted as to their transferability for a two-year period. We issued zero, zero, and 27,166 shares of restricted stock in 2010, 2009, and 2008, respectively, to satisfy our accrued obligations from the prior years of $0.0 million, $0.0 million, and $0.5 million, respectively, under the limited restricted stock program of the short-term incentive plan.

During 2008, as part of its annual review of executive compensation, the Compensation Committee of the Board of Directors determined that the LTCP, which was introduced in 2004, provides an effective method for all management-level employees to increase their equity ownership in the Company. As a result, the Compensation Committee elected to amend the short-term incentive plan as it relates to members of senior management, so that, with respect to the short-term incentive awards earned in 2008, payouts would be 100% in cash. Subsequently, the Compensation Committee further amended the short-term incentive plan so that the Committee may pay up to 100% of the short-term incentive of any member of senior management in shares of common or restricted stock, at the Committee’s discretion and on an individual basis, as a means to increase the senior management member’s equity ownership in the Company.

12.	SHAREHOLDER RIGHTS PLAN

In December 1996, our Board of Directors declared a distribution under our Shareholder Rights Plan (“Rights Plan”) of one Right (as defined in the Rights Plan) for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, all new common shares issued after January 3, 1997 and prior to the termination of the Rights Plan (discussed below) were accompanied by one Right for each common share issued. On December 15, 2006, the Company entered into the Amended and Restated Rights Agreement (“Amended Agreement”) dated as of December 15, 2006, between the Company and American Stock Transfer and Trust Company as Rights Agent, amending and restating the Rights Plan.

In addition to continuing the provisions of the Rights Plan as previously in effect, the Amended Agreement (i) implemented a regular evaluation thereof by a committee composed of non-management members of the Board who have been determined by the Board to be “Independent Directors,” (ii) extended the term of the Rights Plan to December 15, 2016, (iii) simplified the determination of the Stock Acquisition Date under the Amended Agreement, (iv) changed the Purchase Price (as defined in the Amended Agreement) from $250 to $200, (v) changed the redemption price of a Right from $.01 to $.001, and (vi) made certain other minor or conforming changes and other changes to reflect then current requirements under the federal securities laws.

Pursuant to the Rights Plan, as amended and restated by the Amended Agreement, each Right entitled shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock (“Preferred Stock”) at the Purchase Price of $200 per 1/1000th of a share, subject to adjustment. Ordinarily, the Rights would not have been exercisable until (i) 10 business days after the earliest of any of the following events: (A) a person, entity or group other than certain categories of shareholders exempted under the Rights Plan (collectively, a Person) acquiring beneficial ownership of 10% or more of the Company’s outstanding common shares, (B) a Person publicly commencing a tender or exchange offer for 10% or more of the Company’s outstanding common shares, or (C) a Person publicly announcing an intention to acquire control over the Company and proposing to elect through a proxy or consent solicitation such a number of directors who, if elected, would outnumber the Independent Directors (as defined in the Rights Plan) on the Board, or (ii) such later date as may be determined by action of a majority of the Independent Directors prior to the occurrence of any event specified in (i) above (Distribution Date). In general, following the Distribution Date and in the event that the Company entered into a merger or other business combination with an Acquiring Person (as defined in the Rights Plan) and the Company was the surviving entity, each holder of a Right would have the right to receive, upon exercise, units of Preferred Stock (or, in certain circumstances, Company common shares, cash, property, or other securities of the Company) having a value equal to twice the exercise price of the Right, or if the Company was acquired in such a merger or other business combination, each holder of a Right would have had the right to receive stock of the acquiring entity having a value equal to twice the exercise price of the Right. The Company reserved the right to redeem the Rights by majority action of its Independent Directors at any time prior to such Rights becoming exercisable.

In March 2010, the Company and American Stock Transfer and Trust Company, LLC entered into an amendment to the Rights Agreement pursuant to which the Final Expiration Date of the Rights (each as defined in the Rights Agreement) was advanced from December 15, 2016 to March 9, 2010. As a result, the Rights were no longer outstanding or exercisable after March 9, 2010, thereby resulting in the termination of the Rights Agreement.

13.	TAXES

Our income tax provision consists of the following components for 2010, 2009, and 2008 (in thousands):

	2010	2009	2008

Current
Federal	$85,848	$(5,839)	$(4,012)
State	38	37	—
Foreign source withholding tax	35,707	40,997	15,925

	121,593	35,195	11,913

Deferred
Federal	(31,747)	909	8,267
State	277	—	—
Foreign ource withholding tax	(5,292)	(12,316)	(6,182)
Reversal of valuation allowance	—	—	(243)
Increase in valuation allowance — federal	—	1,659	—

	(36,762)	(9,748)	1,842

Total	$84,831	$25,447	$13,755

The deferred tax assets and liabilities are comprised of the following components at December 31, 2010 and 2009 (in thousands):

	2010
	Federal	State	Foreign	Total

Net operating losses	$—	$60,187	$—	$60,187
Deferred revenue, net	43,042	96	37,901	81,039
Foreign tax credits	—	—	—	—
Stock compensation	8,011	1,311	—	9,322
Patent amortization	11,321	2	—	11,323
Depreciation	1,641	233	—	1,874
Other accrued liabilities	2,115	362	—	2,477
Other employee benefits	898	152	—	1,050

	67,028	62,343	37,901	167,272
Less: valuation allowance	(1,659)	(62,375)	—	(64,034)

Net deferred tax asset	$65,369	$(32)	$37,901	$103,238

	2009
	Federal	State	Foreign	Total

Net operating losses	$—	$50,717	$—	$50,717
Deferred revenue, net	15,774	7,337	32,609	55,720
Foreign tax credits	—	—	—	—
Stock compensation	4,718	728	—	5,446
Patent amortization	7,740	1,195	—	8,935
Depreciation	1,535	237	—	1,772
Other accrued liabilities	4,544	701	—	5,245
Other employee benefits	972	150	—	1,122

	35,283	61,065	32,609	128,957
Less: valuation allowance	(1,659)	(60,821)	—	(62,480)

Net deferred tax asset	$33,624	$244	$32,609	$66,477

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008

Tax at U.S. statutory rate	$83,456	$39,446	$13,987
Foreign withholding tax, with no U.S. foreign tax credit	—	—	—
State tax provision	(1,252)	24	(243)
Change in federal and state valuation allowance	1,554	1,659	—
Adjustment to tax credits	—	(16,400)	(600)
Other	1,073	718	611

Total tax provision	$84,831	$25,447	$13,755

Valuation Allowances and Net Operating Losses

We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the vast majority of our state deferred tax assets will not be utilized; therefore and we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2010.

Under Internal Revenue Code Section 382, the utilization of a corporation’s net operating loss (“NOL”) carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year NOL period. If it is determined that prior equity transactions limit our NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

Uncertain Income Tax Positions

We adopted the uncertain income tax position guidance on January 1, 2007. As a result of the implementation of this guidance, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including the effect of this cumulative adjustment, the gross amount of the Company’s unrecognized tax benefits as of December 31, 2010, 2009, and 2008 was $6.5 million, $6.5 million, and $4.4 million, respectively, which if recognized, would reduce the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.

During 2007, we completed a tax study related to our research and development tax credits. As a result of this study, we reduced the gross amount of the related research and development tax credits by $3.0 million in third quarter 2007 when we filed our 2006 tax return. This reduction resulted in additional income tax expense of approximately $1.5 million and reduced our related reserve by $1.5 million. During 2007, we also filed our 2006 tax return which resulted in a reduction in certain other gross tax benefits of $0.3 million with an equal reduction to our reserve. During 2009, the Company received a settlement offer from the Internal Revenue Service related to its 2006 Internal Revenue Service audit. The Company has reclassified $0.6 million from the reserve to offset our current receivable, since we expect to pay this amount to the Internal Revenue Service. Additionally, during 2009 we increased our reserve by $2.7 million related to the recognition of a $19.1 million gross benefit for amending tax returns for the periods 1999 — 2005 to switch foreign tax payments made during that period from a deduction to a foreign tax credits. As of December 31, 2010, our reserve is $6.5 million, excluding accrued interest. We do not expect a material change in this estimate in the next twelve months, although a change is possible.

The following is a roll forward of our total gross unrecognized tax benefits for the fiscal years 2008 through 2010 (in thousands):

	2010	2009	2008

Balance as of January 1	$6,459	$4,404	$4,404
Tax positions related to current year:
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:	—	—	—
Additions	—	2,655	—
Reductions	—	—	—
Settlements	—	(600)	—
Lapses in statues of limitations	—	—	—

Balance as of December 31	$6,459	$6,459	$4,404

Our policy is to recognize interest and or penalties related to income tax matters in income tax expense. In addition to the balance of unrecognized tax benefits in the above table, we have accrued related interest of $0.3 million and $0.0 million as of December 31, 2010 and 2009, respectively. The accrued interest was not included in the reserve balances listed above.

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

Currently the Company is under audit by the State of New York for tax years 2002 through 2005. The State is indicating the Company should have reported the prior year returns (and 2006 return) as a combined report instead of a separate entity as the Company had filed. The Company has reviewed the findings of the State and believes that it is more likely than not that the Company will successfully sustain its separate company reporting and thus has not accrued any tax, interest or penalty exposure under the accounting for uncertain income tax position guidance.

Foreign Taxes

We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2010, 2009, and 2008, we paid $35.6 million, $40.9 million, and $15.7 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation. At December 31, 2010, we accrued $3.7 million of foreign source withholding taxes payable associated with expected royalty payments from customers and recorded corresponding deferred tax assets related to the expected foreign tax credits that will result from these payments.

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

During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we have amended our United States federal income tax returns for the periods 1999 — 2005 to reclaim the foreign tax payments we made during those periods from deductions to foreign tax credits. We have established a basis to support amending the returns and estimate that the maximum incremental benefit will be approximately $19.1 million. We recorded a net benefit of $16.4 million after establishing a $2.7 million reserve for related tax contingencies. The process to finalize our utilization of these credits is complicated, involving tax treaty proceedings including both U.S. and foreign tax jurisdictions. It is possible that at the conclusion of this process the $16.4 million benefit we recognized may not be realized in full or in part or that we may realize the maximum benefit of $19.1 million.

Between 2006 and 2010, we paid approximately $136.7 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

14.	EQUITY TRANSACTIONS

Repurchase of Common Stock

In October 2007, our Board of Directors authorized a $100.0 million share repurchase program (the “2007 Repurchase Program”). In March 2009, our Board of Directors authorized another $100.0 million share repurchase program (the “2009 Repurchase Program”), pursuant to which the Company may repurchase shares through open market purchases, pre-arranged trading plans, or privately negotiated purchases.

During 2008, we completed the 2007 Repurchase Program, under which we repurchased a cumulative total of 4.8 million shares for $100.0 million, including 3.8 million shares we repurchased for $81.5 million in 2008. During 2009, we repurchased approximately 1.0 million shares for $25.0 million under the 2009 Repurchase Program. There were no repurchases of common stock during 2010.

From January 1, 2011 through February 25, 2011, no repurchases were made under the 2009 Repurchase Program.

Dividends

On December 10, 2010, our Board of Directors approved the Company’s initial dividend policy, pursuant to which the Company plans to pay a regular quarterly cash dividend of $0.10 per share on its common stock. The Board also declared the first quarterly cash dividend, which was paid on February 2, 2011 to shareholders of record of the Company’s common stock at the close of business on January 12, 2011.

Common Stock Warrants

As of December 31, 2010 and December 31, 2009, we had no warrants outstanding.

15.	SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2010 and 2009:

			Six Months		Nine Months		Twelve Months
			Ended		Ended		Ended
	First	Second	June 30,	Third	September 30,	Fourth	December 31,
	(In thousands, except per share amounts, unaudited)

2010:
Revenues	$116,187	$91,153	$207,340	$91,923	$299,263	$95,282	$394,545
Net income applicable to common shareholders	$48,827	$34,963	$83,790	$35,515	$119,305	$34,311	$153,616
Net income per common share — basic(a)	$1.12	$0.80	$1.91	$0.81	$2.71	$0.77	$3.48
Net income per common share — diluted(a)	$1.10	$0.78	$1.88	$0.79	$2.67	$0.76	$3.43
2009:
Revenues	$70,561	$74,928	$145,489	$75,486	$220,975	$76,429	$297,404
Net income applicable to common shareholders(b)	$(8,686)	$26,445	$17,759	$30,621	$48,380	$38,876	$87,256
Net (loss) income per common share — basic(a)	$(0.20)	$0.61	$0.41	$0.71	$1.12	$0.90	$2.02
Net (loss) income per common share — diluted(a)	$(0.20)	$0.59	$0.40	$0.70	$1.08	$0.88	$1.97

(a)	As discussed in Note 1 to the Consolidated Financial Statements, during 2009 and the first three quarters 2010, we incorrectly included RSUs as participating securities in our computation of EPS. Our RSUs participate in dividends, but, because the participation right is forfeitable, they should not have been classified as “participating securities” for purposes of our EPS calculation. The impact of the reclassification was $0.01, $0.01, $0.01, $0.01 and $0.03 for basic EPS and $0.01, $0.00, $0.01, $0.00 and $0.02 for diluted EPS, for each of the periods presented above from first quarter 2010 through the nine months ended September 30, 2010, respectively. The impact of the reclassification was $0.00, $0.01, $0.01, $0.01, $.02, $0.01, and $0.04 for basic EPS and $0.00, $0.00, $0.01, $0.01, $0.00, $0.00 and $0.02 for diluted EPS, for each of the periods presented above from January 1, 2009 through the twelve months ended December 31, 2009, respectively.

(b)	In 2009, our income from operations included charges of $38.6 million associated with actions to reposition the Company’s operations. In fourth quarter 2009, our income tax provision included a benefit of approximately $16.4 million, primarily related to the fourth quarter recognition of foreign tax credits related to our 1999 — 2005 recognized revenue from our Japanese licensees.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8 in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during fourth quarter 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information following the captions “Election of Directors,” “EXECUTIVE OFFICERS,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Nominating and Corporate Governance Committee” and “Audit Committee” in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2011 annual meeting of shareholders (“Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information following the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Proxy Statement.

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

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements.

The information required by this item begins on Page 61.

(2) Financial Statement Schedules.

				Reversal of
	Balance Beginning	Increase/		Valuation		Balance End
	of Period	(Decrease)		Allowance		of Period

2010 valuation allowance for deferred tax assets	$62,480	$1,554	(a)	$—		$64,034
2009 valuation allowance for deferred tax assets	$65,295	$(2,815	)(d)	$—		$62,480
2008 valuation allowance for deferred tax assets	$42,456	$23,082	(a)	$(243)		$65,295
2010 reserve for uncollectible accounts	$1,500	$1,750	(b)	$(1,500	)(c)	$1,750
2009 reserve for uncollectible accounts	$3,000	$—		$(1,500	)(c)	$1,500
2008 reserve for uncollectible accounts	$—	$3,000	(b)	$—		$3,000

(a)	The increase was necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The increase relates to the establishment of reserves against an account receivable associated with our SlimChip modem IP.

(c)	The decrease relates to the receipt of a payment against an account receivable associated with our SlimChip modem IP.

(d)	The decrease was necessary to adjust our valuation allowance against our state deferred tax assets.

(3) Exhibits.

See Item 15(b) below.

	Exhibit
(b)	Number		Exhibit Description

	*2	.1	Plan of Reorganization by and among InterDigital Communications Corporation, InterDigital, Inc. “InterDigital”) and ID Merger Company dated July 2, 2007 (Exhibit 2.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).
	*2	.2	Agreement and Plan of Merger by and among InterDigital Communications Corporation, InterDigital and ID Merger Company dated July 2, 2007 (Exhibit 2.2 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).
	*3	.1	Amended and Restated Articles of Incorporation of InterDigital (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).
	*3	.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.2 to InterDigital’s Current Report on Form 8-K dated June 7, 2010).
	*4	.1	Rights Agreement between InterDigital and American Stock Transfer and Trust Company, dated July 2, 2007 (Exhibit 4.1 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).
	*4	.2	First Amendment, dated as of March 8, 2010, to the Rights Agreement dated July 2, 2007 by and between InterDigital and American Stock and Transfer and Trust Company, LLC (Exhibit 4.1 to InterDigital’s Current Report on Form 8-K dated March 8, 2010).

	Exhibit
(b)	Number		Exhibit Description

			Patent and Technology Contracts
	*10	.1	Patent License and Settlement Agreement by and among ITC, Tantivy, IPR Licensing, Inc., InterDigital Patent Holdings, Inc., InterDigital Communications, LLC and Samsung Electronics Co., Ltd. effective as of November 24, 2008 (Exhibit 10.18 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2008). (Confidential treatment has been requested for portions of this agreement.)
			Real Estate Leases
	*10	.2	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).
	*10	.3	Third Modification to Lease Agreement effective June 1, 2006 by and between InterDigital and Huntington Quadrangle 2 (successor to We’re Associates Company). (Exhibit 10.18 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2006).
			Benefit Plans
	†*10	.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).
	†*10	.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
	†*10	.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).
	†*10	.7	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
	†*10	.8	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Awarded to Independent Directors Upon Re-Election) (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
	†*10	.9	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Annual Award to Independent Directors) (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
	†*10	.10	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Periodically Awarded to Members of the Board of Directors) (Exhibit 10.64 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
	†*10	.11	1999 Restricted Stock Plan, Form of Restricted Stock Agreement (Awarded to Executives and Management as Part of Annual Bonus) (Exhibit 10.65 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
	†*10	.12	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Awarded to Independent Directors Upon Re-Election) (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).
	†*10	.13	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Annual Award to Independent Directors) (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).
	†*10	.14	1999 Restricted Stock Plan, Form of Restricted Stock Unit Award Agreement (Exhibit 10.86 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).
	†*10	.15	1999 Restricted Stock Plan, Form of Restricted Stock Unit Award Agreement, as amended December 14, 2006 (Exhibit 10.58 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006).
	†*10	.16	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
	†*10	.17	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).
	†*10	.18	2000 Stock Award and Incentive Plan, Form of Option Agreement (Director Awards) (Exhibit 10.66 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
	†*10	.19	2000 Stock Award and Incentive Plan, Form of Option Agreement (Executive Awards) (Exhibit 10.67 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	Exhibit
(b)	Number		Exhibit Description

	†*10	.20	2000 Stock Award and Incentive Plan, Form of Option Agreement (Inventor Awards) (Exhibit 10.68 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
	†*10	.21	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2002).
	†*10	.22	2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003).
	†*10	.23	2002 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.87 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).
	†*10	.24	2002 Stock Award and Incentive Plan, Form of Option Agreement (Inventor Awards) (Exhibit 10.69 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
	†*10	.25	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
	†*10	.26	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Discretionary Award) (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated June 9, 2009).
	†*10	.27	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Discretionary Award) (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated June 9, 2009).
	†*10	.28	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors — Annual Award) (Exhibit 10.4 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
	†*10	.29	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors — Election Award) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
	†*10	.30	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Nonemployee Directors) (Exhibit 10.6 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
	†*10	.31	2009 Stock Incentive Plan, Term Sheet for Restricted Stock (Supplemental Award) (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated January 22, 2010).
	†*10	.32	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock (Supplemental Award) (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated January 22, 2010).
	†*10	.33	Annual Employee Bonus Plan, as amended December 15, 2006 (Exhibit 10.57 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006).
	†*10	.34	Annual Employee Bonus Plan, as amended June 2009 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
	†*10	.35	Annual Employee Bonus Plan, as amended September 2009 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated November 2, 2009).
	†*10	.36	Annual Employee Bonus Plan, as amended December 31, 2009 (Exhibit 10.57 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2009).
	†*10	.37	Annual Employee Bonus Plan, as amended March 2010 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated April 29, 2010).
	†*10	.38	Short-Term Incentive Plan, as amended October 2010 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q dated October 29, 2010).
	†*10	.39	Long-Term Compensation Program, as amended December 2004 (Exhibit 10.55 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2004).
	†*10	.40	Long-Term Compensation Program, as amended April 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).
	†*10	.41	Long-Term Compensation Program, as amended June 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).
	†*10	.42	Long-Term Compensation Program, as amended September 2008 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated November 4, 2008).
	†*10	.43	Long-Term Compensation Program, as amended June 2009 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
	†*10	.44	Long-Term Compensation Program, as amended December 2009 (Exhibit 10.63 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2009).

	Exhibit
(b)	Number		Exhibit Description

	†*10	.45	Long-Term Compensation Program, as amended October 2010 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated October 29, 2010).
	†*10	.46	Compensation Program for Outside Directors, as amended June 2009 (Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
	†*10	.47	Compensation Program for Outside Directors, as amended January 2010 (Exhibit 10.67 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2010).
			Employment-Related Agreements
	†*10	.48	Indemnity Agreement dated as of March 19, 2003 by and between InterDigital and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Jeffrey K. Belk, Steven T. Clontz, Edward B. Kamins, John A. Kritzmacher, Mark A. Lemmo, Scott A. McQuilkin, William J. Merritt, James J. Nolan, Jean F. Rankin, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2003).
	†*10	.49	Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and between InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: Steven T. Clontz, Edward B. Kamins, Mark A. Lemmo, William J. Merritt, James J. Nolan, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.90 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).
	†*10	.50	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
	†*10	.51	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
	†*10	.52	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).
	†*10	.53	Amended and Restated Employment Agreement dated May 16, 2005, by and between William J. Merritt and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 16, 2005).
	†*10	.54	Employment Agreement dated as of May 16, 2006 by and between James Nolan and InterDigital (Exhibit 10.84 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006).
	†*10	.55	Amendment and Assignment of Employment Agreement dated as of July 2, 2007 by and among InterDigital Communications Corporation, InterDigital, Inc. and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendment and Assignment of Employment Agreements dated as of July 2, 2007 which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: William J. Merritt, James Nolan, Mark A. Lemmo and Lawrence F. Shay, respectively) (Exhibit 10.89 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).
	†*10	.56	Employment Agreement dated July 9, 2007 by and between InterDigital, Inc. and Scott A. McQuilkin (Exhibit 10.91 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).
	†*10	.57	Amendment to Amended and Restated Employment Agreement dated as of November 17, 2008 by and between InterDigital, Inc. and William J. Merritt (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amendments to Employment Agreement dated as of November 17, 2008, which are substantially identical in all material respects, except as to the parties thereto, by and between InterDigital, Inc. and the following individuals, were not filed: Mark A. Lemmo, Scott A. McQuilkin, James Nolan and Lawrence F. Shay) (Exhibit 10.70 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2008).
	21		Subsidiaries of InterDigital.
	23.1		Consent of PricewaterhouseCoopers LLP.

Exhibit
(b)	Number	Exhibit Description

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
	101	The following financial information from InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements (tagged as blocks of text). +

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that InterDigital specifically incorporates it by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL, INC.

By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2011	/s/ Steven T. Clontz Steven T. Clontz, Chairman of the Board of Directors

Date: February 28, 2011	/s/ Jeffrey K. Belk Jeffrey K. Belk, Director

Date: February 28, 2011	/s/ Edward B. Kamins Edward B. Kamins, Director

Date: February 28, 2011	/s/ John A. Kritzmacher John A. Kritzmacher, Director

Date: February 28, 2011	/s/ Jean F. Rankin Jean F. Rankin, Director

Date: February 28, 2011	/s/ Robert S. Roath Robert S. Roath, Director

Date: February 28, 2011	/s/ William J. Merritt William J. Merritt, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2011	/s/ Scott A. McQuilkin Scott A. McQuilkin, Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2011	/s/ Richard J. Brezski Richard J. Brezski, Chief Accounting Officer