Form 10-K/A
period 2010-12-31
InterDigital, Inc.
filed 2011-03-28
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 to the Form 10-K is being filed solely to include information in Items 10 through 14 of Part III, which the original Form 10-K (the “Original Form 10-K”) for the year ended December 31, 2010 indicated would be incorporated by reference to the Company’s proxy statement for the 2011 annual meeting of shareholders. No other changes have been made to the Original Form 10-K.

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

We are currently developing technology solutions to solve the industry’s challenge of providing enough bandwidth for smartphones, connected consumer devices, tablets, and netbooks. We have taken a broad approach to solve these challenges, which includes spectrum optimization and intelligent and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks to enable richer multimedia experience with optimal data usage. The current air interface evolution from WCDMA to LTE and beyond addresses peak data rate, but the discrepancy in data rate at the edge of the cell and center is growing rapidly. Our goal in technology development is to provide uniform coverage and peak performance across the cell. Also, we are developing technologies that will use the current network resources by dynamically allocating the best available combination of network and spectrum resources that responds to real-

time changing network conditions to address specific Quality of Service needs of the application, by aggregating bandwidth across different networks and spectrums. In order to reduce the looming bandwidth supply/demand gap in mobile networks, our technology will enable aggregation, segregation, and offload of traffic.

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

The following table summarizes changes in the number of equity instruments available for grant under the Company’s stock plan(s) for the current year:

Available
for Grant

Balance at December 31, 2009	3,399
RSUs and restricted stock granted (a)	(233)
Options and RSUs canceled	43

Balance at December 31, 2010	3,209

(a)	RSUs include performance-based units.

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

Directors

Gilbert F. Amelio, 68, has been a director of the company since March 2011 and a member of the company’s Technical Advisory Council since January 2010. His board term expires at the 2011 annual meeting of shareholders. His career spans decades of executive leadership roles at leading technology companies, including Chief Executive Officer and Chairman of Apple Computer, President, Chief Executive Officer and Chairman of National Semiconductor and President of Rockwell Communication Systems, a unit of Rockwell International. A Senior Partner at Sienna Ventures, LLC, a venture capital firm, since 2001 and a Partner at Alteon Capital Partners, LLC, a consulting firm, since 2009, Dr. Amelio has been involved in the leadership or funding of a broad range of technology ventures, including Jazz Technologies, Inc., a publicly traded semiconductor foundry that he founded and where he served as Chairman and Chief Executive Officer from 2005 to 2008, and Acquicor Management LLC, a former shareholder of Jazz Technologies. Acquicor Management declared bankruptcy in 2008. In 2003, AmTech, LLC, a high technology investment and consulting services firm where Dr. Amelio served as Chairman and Chief Executive Officer from 1999 to 2004, declared bankruptcy. Dr. Amelio is a pioneer in the U.S. technology industry, having started his career at AT&T Bell Laboratories and Fairchild Semiconductor. A former director and chairman of the Semiconductor Industry Association, Dr. Amelio has served on the board of governors of the Electronics Industries Association and been a member of the executive committee of the Business and Higher Education Forum. He also serves on the boards of directors of AT&T Inc. and Pro-Pharmaceuticals, Inc. The board has concluded that Dr. Amelio should serve as a director of the company because his public company board and executive leadership experience at some of the most ground-breaking companies in the technology industry during times of dramatic growth and change will serve as a great asset as the company pursues the creation of significant advancements in the wireless space.

Jeffrey K. Belk, 48, has been a director of the company since March 2010. His current term expires at the 2013 annual meeting of shareholders. Since 2008 he has served as Managing Director of ICT168 Capital, LLC, which is focused on developing and guiding global growth opportunities in the information and communications technologies space. Formerly, Mr. Belk spent almost 14 years at Qualcomm Incorporated, a developer and provider of digital wireless communications products and services, where, from 2006 until his departure in early 2008, he was Qualcomm’s Senior Vice President of Strategy and Market Development, focused on examining changes in the wireless ecosystem and formulating approaches to help accelerate mobile broadband adoption and growth. From 2000 through 2006, Mr. Belk served as Qualcomm’s Senior Vice President, Global Marketing, leading a team responsible for all facets of the company’s corporate messaging, communications and marketing worldwide. He currently serves on the boards of directors of Peregrine Semiconductor Corp., a privately held company that designs, manufactures and markets high-performance communications radio frequency integrated circuits, and the Wireless-Life Sciences Alliance, a special purpose trade organization and international think tank. The board has concluded that Mr. Belk should serve as a director of the company because his extensive industry-specific experience in strategy and marketing makes him a valuable resource and provides him with unique insights on the challenges and opportunities facing the company in the wireless markets.

Steven T. Clontz, 60, has been a director of the company since April 1998 and was elected Chairman of the Board in January 2010. His current board term expires at the 2011 annual meeting of shareholders. In January 2010, Mr. Clontz joined Singapore Technologies Telemedia, a Singapore-registered private limited company that makes strategic investments in a portfolio of information-communications companies across the globe, as Senior Executive Vice President for North America and Europe. From January 1999 through 2009, Mr. Clontz served as President and Chief Executive Officer of StarHub, Ltd., a Singapore-based, publicly traded information-communications corporation providing a full range of information, communications and entertainment services over fixed, mobile, Internet and cable TV networks. He continues to serve as a non-executive director of StarHub. In January 2010, Mr. Clontz joined the Board of Directors of eircom Limited, which is the largest telecommunications services provider in Ireland. Mr. Clontz was appointed to the Board of Directors of Equinix, Inc., a leading global provider of network-neutral data centers and Internet exchange services, in April 2005. In February 2004, he was appointed to the Executive Committee of the Board of Directors of Global Crossing Limited, which provides telecommunications solutions over a global IP-based network. The board has concluded that Mr. Clontz should serve as a director of the company because he is a global telecommunications industry leader with significant industry-specific public company board and executive leadership experience whose deep knowledge of the wireless markets brings valuable insight that is needed to evolve and execute the company’s strategy to be a leading innovator in wireless technology solutions.

Edward B. Kamins, 62, has been a director of the company since December 2003. His current term expires at the 2011 annual meeting of shareholders. Mr. Kamins is the principal member of UpFront Advisors, a business consulting services firm he founded in March 2009. From July 1999 until his retirement in February 2009, Mr. Kamins served as Corporate Senior Vice President of Avnet, Inc., one of the world’s largest global distributors of electronic components, enterprise computing and embedded subsystems. Mr. Kamins served as Chief Information Officer of Avnet beginning in July 2004 and accepted the newly created post of Chief Operational Excellence Officer in July 2006. He joined Avnet in 1996 as Senior Vice President of Business Development for Avnet Computer Marketing and founded and served as Group President of Avnet Applied Computing, a customized computer solutions business that grew to $1.6 billion in global revenues. Prior to that, his sixteen-year career with Digital Equipment culminated with the position of Vice President of Channels, with responsibility for a $1.5 billion revenue-generating North American channels business. The board has concluded that Mr. Kamins should serve as a director of the company because, as a long- time senior operational executive with forty years of experience in the high technology industry, he contributes valuable advice regarding the company’s challenges and opportunities.

John A. Kritzmacher, 50, has been a director of the company since June 2009. His current term expires at the 2012 annual meeting of shareholders. Mr. Kritzmacher has served as Executive Vice President and Chief Financial Officer of Global Crossing Limited, which provides telecommunications solutions over a global IP-based network, since October 2008. Previously, Mr. Kritzmacher rose through a variety of positions with increasing responsibility, including Senior Vice President and Corporate Controller, during his 10 years at Lucent Technologies, a provider of telecommunications systems and services, to become Chief Financial Officer in 2006. After playing a leading role in the planning and execution of Lucent’s merger with Alcatel in 2006, Mr. Kritzmacher became Chief Operating Officer of the Services Business Group at Alcatel-Lucent until joining Global Crossing in 2008. The board has concluded that Mr. Kritzmacher should serve as a director of the company because he is a veteran of the telecommunications and high technology industries with extensive operational and leadership experience and financial expertise. As such, Mr. Kritzmacher contributes valuable advice and guidance, especially with respect to complex financial and accounting issues, and serves as the board’s audit committee financial expert.

William J. Merritt, 52, has been a director of the company since May 2005. His current term expires at the 2012 annual meeting of shareholders. He has also served as President and Chief Executive Officer of the company since May 2005 and as President and Chief Executive Officer of InterDigital Communications, LLC, a wholly owned subsidiary of the company, since its formation in July 2007. Mr. Merritt served as General Patent Counsel of the company from July 2001 to May 2005 and as President of InterDigital Technology Corporation, a wholly owned patent licensing subsidiary of the company, from July 2001 to January 2008. The board has concluded that Mr. Merritt should serve as a director of the company because, in his current and former roles, Mr. Merritt has played a vital role in managing the company’s intellectual property assets and overseeing the growth of its patent licensing business. He also possesses tremendous knowledge about the company from short- and long-term strategic perspectives and from a day-to-day operational perspective and serves as a conduit between the board and management while overseeing management’s efforts to realize the board’s strategic goals.

Jean F. Rankin, 52, has been a director of the company since June 2010. Her term expires at the 2011 annual meeting of shareholders. Ms. Rankin has served as Executive Vice President, General Counsel and Secretary at LSI Corporation, a leading provider of innovative silicon, systems and software technologies for the global storage and networking markets, since 2007. In this role, she serves LSI and its Board of Directors as Corporate Secretary, in addition to managing the company’s legal, intellectual property licensing and stock administration organizations. Ms. Rankin joined LSI in 2007 as part of the merger with Agere Systems, where she served as Executive Vice President, General Counsel and Secretary from 2000 to 2007. Prior to joining Agere in 2000, Ms. Rankin was responsible for corporate governance and corporate center legal support at Lucent Technologies, including mergers and acquisitions, securities laws, labor and employment, public relations, ERISA, investor relations and treasury. She also supervised legal support for Lucent’s microelectronics business. The board has concluded that Ms. Rankin should serve as a director of the company because she has extensive experience and expertise in matters involving intellectual property licensing, the company’s core business, and her current and former roles as chief legal officer and corporate secretary at other publicly traded companies enable her to contribute legal expertise and advice as to best practices in corporate governance.

Robert S. Roath, 68, has been a director of the company since May 1997. His current term expires at the 2013 annual meeting of shareholders. He served as Senior Vice President and Chief Financial Officer of RJR Nabisco, Inc. before his retirement in 1997. Mr. Roath is a long-time senior strategic and financial executive with diversified corporate and operating experience with various global companies, including Colgate-Palmolive, General Foods, GAF Corporation and Price Waterhouse. He has been a director of Standard Parking, a provider of parking management services, since its initial public offering in May 2004 and became its Chairman of the Board in October 2009. Mr. Roath also serves as chairman of Standard Parking’s compensation committee. The board has concluded that Mr. Roath should serve as a director of the company because his achievements as an executive in operations, finance, strategy formulation, business development and mergers and acquisitions allow him to provide valuable guidance, especially with respect to the major financial policies and decisions of the company and the analysis of the business challenges and opportunities facing the company.

Executive Officers

Set forth below is certain information concerning our executive officers as of March 1, 2011:

Name	Age	Position

William J. Merritt	52	President and Chief Executive Officer
Scott A. McQuilkin	56	Chief Financial Officer
Richard J. Brezski	38	Vice President, Controller and Chief Accounting Officer
Gary D. Isaacs	51	Chief Administrative Officer
Mark A. Lemmo	53	Executive Vice President, Corporate and Business Development
James J. Nolan	50	Executive Vice President, Research and Development
Janet M. Point	52	Executive Vice President, Communications and Investor Relations
Lawrence F. Shay	52	Executive Vice President, Intellectual Property, and Chief Intellectual Property Counsel
Naresh H. Soni	52	Chief Technology Officer
Steven W. Sprecher	55	General Counsel and Secretary

There are no family relationships among the individuals serving as our directors or executive officers. Set forth below are the name, office and position held with our company and principal occupations and employment of each of our executive officers. Biographical information on Mr. Merritt is discussed under the caption “Directors” above.

Richard J. Brezski is InterDigital’s Vice President, Controller and Chief Accounting Officer, responsible for the company’s internal and external financial reporting and analysis and tax and purchasing functions. Mr. Brezski joined the company as Director and Controller in May 2003. Mr. Brezski was promoted to Senior Director in July 2006 and in January 2007 was appointed Chief Accounting Officer. In January 2009, Mr. Brezski was promoted to Vice President, Controller and Chief Accounting Officer. Prior to joining InterDigital, Mr. Brezski served as an audit manager for PwC in its technology, information, communications and entertainment practice, where he provided business advisory and auditing services to product and service companies in the electronics, software and technology industries. Mr. Brezski earned a Bachelor of Science in Accountancy from Villanova University and an Executive Master of Business Administration from Hofstra University.

Gary D. Isaacs is InterDigital’s Chief Administrative Officer, responsible for overseeing human resources, information systems technology and corporate services across all company locations. Mr. Isaacs joined InterDigital as

Director of Human Resources in September 1998, after spending three years at RCN Corporation, a telecommunications company, where he was Vice President, Human Resources. He was promoted to Vice President of Human Resources of InterDigital in April 1999 and named Chief Administrative Officer in February 2007. Mr. Isaacs attended college at The University of Manchester in England as part of a select international communications program prior to graduating with a Bachelor of Arts in Journalism from Pennsylvania State University.

Mark A. Lemmo is InterDigital’s Executive Vice President, Corporate and Business Development, responsible for business development and managing corporate initiatives through strategic investments and acquisitions that align with the company’s technology roadmap. Mr. Lemmo has been with the company since 1987 and has led the establishment and growth of a number of key strategic partnerships. Mr. Lemmo held the position of Executive Vice President, Business Development and Product Management, from April 2000 to April 2009. Mr. Lemmo was named Executive Vice President, Corporate Development, in April 2009, in connection with the company’s decision to expand its technology development and licensing business and realign its SlimChip business. In March 2011, his title was revised to Executive Vice President, Corporate and Business Development, without a change in responsibilities. Mr. Lemmo earned a Bachelor of Science in Electrical Engineering and a Bachelor of Arts in Psychology and Liberal Arts from Temple University.

Scott A. McQuilkin is the company’s Chief Financial Officer, responsible for overseeing the organization’s financial planning, accounting practices, corporate compliance and capital markets efforts. Mr. McQuilkin joined the company in July 2007. Prior to InterDigital, Mr. McQuilkin served as Chief Financial Officer for GHR Systems, Inc., a provider of lending technologies and related support services, from February 2000 to August 2006, when GHR Systems was acquired by Metavante Corporation, a provider of banking and payment technology solutions and a wholly owned subsidiary of Marshall & Ilsley Corporation, a diversified financial services company. GHR Systems became a subsidiary of Metavante Corporation known as Metavante Lending Solutions, a high growth technology firm providing business process automation to the financial services industry. Mr. McQuilkin served as Chief Financial Officer of Metavante Lending Solutions until joining InterDigital in 2007. Mr. McQuilkin earned a Master of Business Administration from The Wharton School and a Bachelor of Science from Pennsylvania State University.

James J. Nolan is InterDigital’s Executive Vice President, Research and Development, responsible for directing the development of advanced wireless technologies, including the incubation of advanced wireless communications solutions and the evolution of standards-based technologies, and the company’s participation in wireless standards bodies. Since joining the company in 1996, Mr. Nolan has held a variety of engineering and management positions, including serving as the company’s senior engineering officer since May 2006. In February 2007, Mr. Nolan’s title was revised to Executive Vice President, Engineering, without a change in responsibilities. Prior to leading the company’s engineering organization, he led technology and product development of modems, protocol software and radio designs for multiple wireless standards. Mr. Nolan was named Executive Vice President, Research and Development, in April 2009, in connection with the company’s decision to expand its technology development and licensing business and realign its SlimChip business. Mr. Nolan earned a Bachelor of Science in Electrical Engineering from the State University of New York at Buffalo, a Master of Science in Electrical Engineering from Polytechnic University and an Executive Master of Business Administration from Hofstra University.

Janet M. Point is InterDigital’s Executive Vice President, Communications and Investor Relations, responsible for corporate communications, investor relations and marketing. Ms. Point joined the company in January 2000 as Director of Investor Relations to manage and build the company’s relationship with the institutional and individual investment communities. In January 2006, she was promoted to senior communications officer for the company, responsible for corporate communications, investor relations and marketing, and in February 2007 Ms. Point’s title was revised to Executive Vice President, Communications and Investor Relations, without a change in responsibilities. Prior to InterDigital, she spent five years as Vice President of Investor Relations at Advanta Corporation, a specialty finance corporation. Ms. Point received her Master of Business Administration from the University of Michigan and her Bachelor of Arts in Economics and English from the University of Virginia.

Lawrence F. Shay is the company’s Executive Vice President, Intellectual Property, and Chief Intellectual Property Counsel and President of InterDigital’s patent holding subsidiaries. Mr. Shay is responsible for overseeing all activities pertaining to InterDigital’s patent licensing business, including managing the company’s intellectual property assets, negotiating and administering license agreements and supervising litigation relating to intellectual property rights. He joined InterDigital in November 2001 as Chief Legal Officer and served as Corporate Secretary from November 2001 to September 2004. In February 2007, Mr. Shay’s title was revised to Chief Legal and Government Affairs Officer, without a change in responsibilities. Mr. Shay was appointed to his current position in January 2008. He previously served as General Counsel of U.S. Interactive, Inc., a multinational, publicly held Internet professional services corporation. From 1985 until 1999, Mr. Shay practiced corporate law with Dilworth Paxson LLP, a major Philadelphia law firm. Mr. Shay earned his Juris Doctor, with honors, from the Temple University School of Law and is a magna cum laude graduate of Saint Joseph’s University, where he earned a Bachelor of Arts in Economics.

Naresh H. Soni joined the company as Vice President, Strategic Engineering, in July 2009 and was promoted to Chief Technology Officer in December 2009. He is responsible for the company’s technology strategy and roadmap, university and industry relationships and providing guidance on merger and acquisition opportunities. Prior to joining the company, in August 2008 Mr. Soni founded Exemplar Technologies, a consulting firm that provides innovative services and product development strategies to clients, and served as its Chief Executive Officer until June 2009. Previously, he served as Chief Technology Officer for Streamezzo, a venture-funded provider of interactive rich media solutions for some of the world’s leading handset manufacturers and wireless operators, from December 2006 to July 2008 and Vice President of the Computing Architecture Research Lab at Nokia, Inc., a mobile technology company, from 2005 to 2006. Mr. Soni earned his Master of Science in Computer Engineering from the University of Texas, Austin, and a Bachelor of Science in Electrical Engineering from the University of Mumbai.

Steven W. Sprecher is InterDigital’s General Counsel and Secretary, responsible for overseeing all activities pertaining to the company’s legal and regulatory compliance issues. Mr. Sprecher joined the company in September 2007 as Deputy General Counsel, and he was promoted to General Counsel and Government Affairs Officer in March 2008. In September 2008, Mr. Sprecher was also appointed Secretary of the company. He previously served as Vice President, Legal, at Mindspeed Technologies, a semiconductor manufacturer, from April 2004 to August 2007 and as Associate General Counsel for Business at Conexant Systems, Inc. (formerly known as Rockwell Semiconductor Systems, Inc.), a semiconductor manufacturer, from December 1999 to June 2003. Prior to his role at Conexant, Mr. Sprecher was Of Counsel at Gibson, Dunn & Crutcher LLP, a global law firm. Mr. Sprecher earned his Juris Doctor and Master of Business Administration from the University of California, Los Angeles, and a Bachelor of Science in Physics from the United States Naval Academy.

The company’s executive officers are appointed to the offices set forth above to hold office until their successors are duly elected and qualified. Each executive officer is also an officer, with the same titles, of InterDigital Communications, LLC, a wholly owned subsidiary of the company, since its formation in July 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the SEC furnished to us and written representations that no other reports were required, we believe that during 2010 all of our directors and officers timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, except that one Form 4 was filed on January 11, 2010 on behalf of Mr. Naresh H. Soni to report two sales, on January 6, 2010, of shares to satisfy tax withholding obligations due upon the partial vesting, on January 1, 2010, of an RSU award granted to Mr. Soni on June 22, 2009.

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers, employees and consultants, including our principal executive, financial and accounting officers or persons performing similar functions. The Code of Ethics is available on the company’s website at http://ir.interdigital.com under the heading “Corporate Governance.” We intend to disclose future amendments to certain provisions of the Code of Ethics, or any waiver of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver. We will provide to any person without charge a copy of our Code of Ethics upon written request to our Secretary at InterDigital, Inc., 781 Third Avenue, King of Prussia, Pennsylvania 19406-1409.

Audit Committee

The board has a standing audit committee chaired by Mr. Edward B. Kamins, with Messrs. Jeffrey K. Belk and John A. Kritzmacher and Ms. Jean F. Rankin serving as the other members. All of the audit committee members are independent in accordance with applicable NASDAQ listing standards and financially literate. The board has determined that Mr. Kritzmacher is qualified as an audit committee financial expert within the meaning of applicable Securities and Exchange Commission regulations and that Mr. Kritzmacher acquired his expertise primarily through his experience as a chief financial officer.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis covers all material elements of the compensation awarded to, earned by or paid to the company’s executive officers named in the Summary Compensation Table that follows (the “named executive officers”), focusing on the principles underlying the company’s executive compensation policies and decisions.

Executive Summary

Compensation Objectives and Philosophy

The compensation and benefits provided to the company’s executives generally have as their primary purpose the attraction, retention and motivation of talented individuals who will drive the successful execution of the company’s strategic plan. Specifically, we:

•	Attract talented leaders to serve as executive officers of the company by setting executive compensation amounts and program targets at competitive levels for comparable roles in the marketplace;

•	Retain our executives by providing a balanced mix of short- and long-term compensation; and

•	Motivate our executives by “paying for performance,” or rewarding the accomplishment of individual and corporate goals through the use of performance-based compensation.

Elements of Compensation

The elements of our executive compensation reflect a mix of current and long-term, cash and equity and time- and performance-based compensation. For 2010, the material elements of each executive’s compensation included:

•	Base salary;

•	Short-term incentive plan (“STIP”) award, paid in cash;

•	Long-term compensation program (“LTCP”) awards, which employ cash and equity and time- and performance-based vehicles; and

•	Supplemental equity grant of restricted stock;

•	401(k) matching contributions; and

•	Various savings, health and welfare plans that are available to all U.S. employees of the company.

Compensation Program Design Changes

During 2010, we conducted a comprehensive review of our executive pay program and philosophy. As a result of that review, in late 2010 the compensation committee approved the following changes to the program to: (i) strengthen the company’s “pay for performance” philosophy by increasing the company’s use of performance-based compensation relative to time-based compensation, (ii) simplify the company’s overall compensation structure by reducing the number of compensation elements used and (iii) promote alignment with current market practices. Specifically, we:

•	Eliminated the supplemental equity program, which had provided executives with annual grants of restricted stock;

•	Raised STIP target award amounts by five percentage points of participants’ annual base salary;

•	Modified the structure of the LTCP to enhance the compensation committee’s capabilities to adapt to changing market compensation practices;

•	Elected not to make profit-sharing contributions to employee 401(k) accounts for the company’s performance in 2010, or for the foreseeable future; and

•	Redesigned and, with respect to the chief executive officer, increased the executive stock ownership guidelines.

Fiscal 2010 Company Performance and Impact on Compensation

The company delivered substantial profitability and positive cash flow in 2010. Despite the failure to enter into a patent licensing agreement with a top-five 3G handset manufacturer in 2010, the company’s total revenue grew to $394.5 million, an increase of $97.1 million, or 33%, over the prior year. This increase was driven primarily by new and renewed patent licensing agreements with other 3G handset manufacturers, growth in per-unit royalties from existing customers and technology transfer and engineering services revenue from new modem IP customers. Net income also increased in 2010 to $153.6 million, from $87.3 million in 2009. The company generated $103.6 million of free cash flow during 2010. Moreover, our strong year-end cash balance of $541.7 million enabled the initiation of a regular quarterly cash dividend. We also contributed our patented or patentable inventions into the various wireless standards and entered into joint research and development relationships with strategic partners to advance our new technologies.

Our executive compensation decisions for 2010 reflect our pay-for-performance philosophy and take into account the mixed, but overall positive, business results outlined above. The compensation committee approved a payout level of 84% of target for the achievement of corporate performance goals under the 2010 STIP, which rewarded executives for the robustness of the company’s general financial condition and their successes with respect to intellectual property rights (“IPR”) and technology development but acknowledged the failure to add or renew a patent license agreement with a top-five 3G handset manufacturer. Similarly, the compensation committee approved a payout level of 86% of target for the 2008 through 2010 cycle under the LTCP. This payout level corresponded to a combined achievement level of 94% of the two corporate performance goals under such LTCP cycle: (i) generate a specified amount of free cash flow over the cycle period and (ii) derive, at cycle-end, patent licensing and/or technology solutions revenue from a specified target percentage of the worldwide 3G handset market on terms consistent with the company’s strategic plan. Actual results with respect to the cash flow goal were above target, but actual results with respect to the market share goal were below target. We believe that these compensation decisions appropriately rewarded the executives for the company’s overall success in 2010 while recognizing the setback in the company’s goal to derive revenue from every 3G mobile device sold worldwide.

Factors Considered in Setting Compensation Amounts and Targets

In establishing compensation amounts and program targets for executives, the compensation committee considers the compensation levels and practices at peer companies. The compensation committee seeks to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, the compensation committee periodically reviews data on peer companies to gain perspective on the compensation levels and practices at these companies and to assess the relative competitiveness of the compensation paid to the company’s executives. The peer group data thus guides the compensation committee in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace.

The compensation committee engaged Compensation Strategies, Inc. (“CSI”) to assist it with the process of identifying peer group companies and gathering information on their executive compensation levels and practices. As part of the most recent market review conducted at the compensation committee’s direction in June 2009, CSI identified a peer group for the company that included 20 companies from the technology/communications industry sector, including several companies with patent licensing businesses. The peer group companies had annual revenues in 2008 ranging approximately from $140 million to $1.1 billion, with median revenue of approximately $513 million, compared to InterDigital’s revenues of $395 million in 2010. The companies comprising the peer group were:

ADTRAN, Inc.	Avocent Corporation
Ciena Corporation	Comtech Telecommunications Corp.
DSP Group, Inc.	Harmonic Inc.
Infospace, Inc.	Openwave Systems Inc.
PMC-Sierra, Inc.	Polycom, Inc.
Powerwave Technologies, Inc.	Rambus Inc.
RF Micro Devices, Inc.	Rovi Corporation (f/k/a Macrovision Solutions Corporation)
Skyworks Solutions, Inc.	Sonus Networks, Inc.
Tekelec	Tessera Technologies, Inc.
TriQuint Semiconductor, Inc.	Viasat, Inc.

CSI gathered available information about the levels and targets for the material compensation elements, and overall compensation, for comparable executive-level positions at the peer group companies and provided the compensation committee with this data, which the compensation committee reviewed. The compensation committee’s general practice is to target the company’s executive compensation amounts and targets at or near the median in order to attract talented leaders to serve as executives of the company.

CSI did not provide any services to the company during 2010 other than the compensation consulting services described above.

Factors Considered in Establishing Goals and Determining Payouts

In order to motivate executives to drive the execution of the company’s strategic plan and achieve specific organizational and financial results, the compensation committee subscribes to a “pay for performance” philosophy and uses performance-based compensation to reward the accomplishment of individual and corporate goals. Individual and corporate goals are generally structured to challenge and motivate executives, so that reasonable “stretch” performances would yield a payout at or about 100% of target.

In determining payouts to the named executive officers under the company’s performance-based compensation programs, such as the STIP and the LTCP, the compensation committee considers the company’s performance relative to the established corporate goals. In the case of the STIP, the compensation committee also considers the individual performance of the named executive officer. As more fully described below, 75% of an STIP award paid to an executive is based on the achievement of corporate goals, and the remaining 25% is based on individual performance. Under the current LTCP as more fully described below, 75% of an executive’s LTCP award is based on the achievement of corporate goals, and the remaining 25% consists of time-based RSUs. The compensation committee has, and from time to time may, exercise discretion and judgment as to the company’s achievement of one or more established goals and thereby adjust, upward or downward, payouts under the STIP or the LTCP.

Role of Executive Officers in Determining Executive Compensation

The compensation committee determines the composition, structure and amount of all executive officer compensation and has final authority with respect to these compensation decisions. As part of the annual performance and compensation review for executive officers other than the chief executive officer, the committee considers the chief executive officer’s assessment of the other executive officers’ individual performances, including the identification of major individual accomplishments and any other recommendations of the chief executive officer with respect to their compensation. The chief executive officer also reports to the compensation committee on the company’s achievement of objectively measurable goals established under performance-based programs and provides his assessment of the company’s performance with respect to subjectively measured goals. From time to time, the compensation committee might also receive information from other executive officers, such as the chief administrative officer and the general counsel, about matters such as compensation trends and changes in the law that might affect the company’s compensation programs.

Current Compensation

Base Salary

Base salary is the guaranteed element of an executive’s current cash compensation, which the company chooses to pay because it affords each executive the baseline financial security necessary for the executive to focus on his or her day-to-day responsibilities. Base salaries for the executives are set at competitive levels to attract highly qualified and talented leaders, and the amounts reflect the relative influence and importance of each executive’s role within the company. The compensation committee reviews and approves base salaries for the executives annually and generally considers factors such as competitiveness with peer group data and any change in the scope of the executive’s responsibilities within the company. In order to maintain market competitiveness, the compensation committee may also consider updated information relating to salaries paid to similarly situated executives at the company’s peer group companies and changes in the Consumer Price Index.

The base salaries for senior management, including the named executive officers, remained flat from 2009 to 2010 because the peer group data did not support any adjustments as named executive officer salaries were at or near the median.

Short-Term Incentive Plan

The STIP is designed to reward the achievement of corporate goals and the individual accomplishments of the executives during each fiscal year. 75% of an STIP award paid to an executive is based on the achievement of corporate goals, and the remaining 25% is based on the individual performance of the executive. The targeted STIP award for each of the company’s executives is set as a percentage of annual base salary. The amounts of these target percentages are intended to reflect the relative influence and importance of each executive’s role within the company. For 2010, the targets were 75% of annual base salary for Mr. Merritt, 50% of annual base salary for Messrs. McQuilkin and Shay and 40% of annual base salary for Messrs. Lemmo and Nolan. These target percentages were set at or near the median based on peer group data and are also intended to reflect the relative influence and importance of each executive’s role within the company.

For 2010, the goals established by the compensation committee under the STIP involved securing additional patent licensees and revenue, strengthening organizational effectiveness, limiting cash spending, enhancing the company’s intellectual property portfolio and engaging new customers or strategic partners to further the development of new wireless technologies. The specific goals, and the relative weights assigned to each, were as follows:

2010 STIP Performance Goal	Description	Target Weight

Objectively Measurable Goals:			50%
Top-five 3G handset manufacturer licensing	The number and identity of top-five 3G handset manufacturers (defined by global market share) licensed or renewed during the year correspond to the attainment of 0% to 400% of the designated target weight percentage	(25)%
Cash spending	Excluding certain specified costs, hold cash spending below specified dollar amount to attain between 0% and 150% of the designated target weight percentage	(10)%

2010 STIP Performance Goal	Description	Target Weight

Non-top-five 3G handset manufacturer licensing	The discounted aggregate future revenue to be generated by audit settlements or new licenses with non-top-five 3G handset manufacturers (defined by global market share) during the year corresponds to the attainment of the designated target weight percentage	(5)%
IPR creation	Generate or identify certain numbers of patented or patentable contributions and gain acceptance of such inventions into approved and proposed wireless standards to attain the designated target weight percentage	(5)%
Customer/partner engagement for new technology development	The number of meaningful joint research and development or licensing arrangements for new wireless technologies entered into with strategic partners or customers corresponds to the attainment of 0% to 200% of the designated target weight percentage	(5)%
Subjectively Measured Goals:			50%
Organizational effectiveness	Complete comprehensive review of organizational competencies and compensation programs, leverage capabilities of internal audit function, develop plan to reduce long-term cost structure and maintain active and effective involvement in patent legislation efforts to attain the designated target weight percentage	(25)%
Compensation committee discretion	At the compensation committee’s sole discretion after considering the company’s overall performance during 2010, which corresponds to the attainment of the designated target weight percentage	(25)%
TOTAL			100%

The annual corporate goals are generally structured to challenge and motivate executives, so that reasonable “stretch” performances would collectively yield a payout at or about 100% of target. The payout under the portion of an STIP award attributable to corporate performance may range from 0% to 200% of the targeted amount for such portion. Historically, the company has posted performance results that collectively yielded payout levels of 75% with respect to the 2009 annual corporate goals, 100% with respect to the 2008 annual corporate goals, 83% with respect to the 2007 annual corporate goals, 52.5% with respect to the 2006 annual corporate goals and 94% with respect to the 2005 annual corporate goals. At the end of 2010, the chief executive officer reported to the compensation committee on the company’s achievement of the objectively measurable goals and provided his assessment of the company’s performance with respect to the subjectively measured goals for the year. The compensation committee considered the chief executive officer’s report and assessment, noting that the company delivered substantial profitability and positive cash flow in 2010 despite the failure to enter into a patent licensing agreement with a top-five 3G handset manufacturer. Following discussion among the members, the compensation committee determined that the company achieved, in the aggregate, 84% of the 2010 annual corporate goals, corresponding to a payout level of 84% of target.

In determining the STIP award to the chief executive officer for 2010, the compensation committee considered the recommendation of the chairman of the board, who is the primary liaison between the chief executive officer and the full board of directors, and reviewed the individual performance of the chief executive officer in 2010. For the other named executive officers, the compensation committee reviewed the performance assessments provided by the chief executive officer and also considered its own direct interactions with each named executive officer. As noted above, 75% of an STIP award paid to a named executive officer is based on the achievement of corporate goals, and the remaining 25% is based on individual performance. The payout under the portion of an STIP award attributable to individual performance may range from 0% to 150% of the targeted amount for such portion, depending upon the individual’s performance assessment. The STIP awards for 2010 paid to the named executive officers in 2011 were entirely in cash. The Grants of Plan-Based Awards Table below reports the target and maximum bonus amounts for each named executive officer for 2010 under the STIP, and the Summary Compensation Table below reports the amounts actually earned by the named executive officers for 2010 under the STIP.

In late 2010, as part of the effort to bolster the company’s “pay for performance” philosophy, the compensation committee made a determination to increase the company’s use of performance-based compensation, such as the STIP, relative to time-based compensation. As a result, the STIP target award amounts for all employees, including the executives, were increased by five percentage points of the participants’ annual base salary, and the company’s supplemental equity program was eliminated, as more fully described below. Accordingly, effective January 1, 2011, the targets under the STIP, expressed as a percentage of annual base salary, are 80% for Mr. Merritt, 55% for Messrs. McQuilkin and Shay and 45% for Messrs. Lemmo and Nolan.

Supplemental Equity Program

On January 15, 2010, each executive received a grant of 1,000 shares of the company’s common stock, subject to a one-year restriction on transferability, pursuant to the company’s supplemental equity program. As discussed above, in late 2010, as part of the effort to bolster the company’s “pay for performance” philosophy, the compensation committee made a determination to increase the company’s use of performance-based compensation relative to time-based compensation. As a result, the supplemental equity program, which provided time-based equity awards, was eliminated effective January 1, 2011.

Savings and Protection (401(k)) Plan

The company’s Savings and Protection Plan (“401(k) Plan”) is a tax-qualified retirement savings plan pursuant to which employees, including executives, are able to contribute the lesser of 100% of their annual base salary or the annual limit prescribed by the Internal Revenue Service (“IRS”) on a pre-tax basis. The company provides a 50% matching contribution on the first 6% of an employee’s salary contributed to the 401(k) plan, up to the cap mandated by the IRS. The company offers this benefit to encourage employees to save for retirement and to provide a tax-advantaged means for doing so.

Profit-Sharing Program

The compensation committee has elected not to make any profit-sharing contributions to employee 401(k) accounts for the company’s performance in 2010, or for the foreseeable future, pursuant to a discretionary provision in the 401(k) Plan. This decision is not intended to be reflective of the company’s recent financial performance but rather is consistent with the compensation committee’s desire to simplify the company’s overall compensation structure.

Long-Term Compensation

The LTCP, which consists of both time-based and performance-based compensation, is designed to enhance retention efforts by incentivizing executives to remain with the company to drive the company’s long-term strategic plan. The performance-based components of the LTCP also motivate manager-level participants, including executives, by rewarding the accomplishment of long-term corporate goals.

The LTCP generally consists of overlapping three-year cycles that start on January 1st of each year. The following chart illustrates the periods of each cycle that has commenced on or after January 1, 2008 under the LTCP:

In late 2010, the compensation committee approved certain changes to the structure of the LTCP in order to enhance the compensation committee’s capabilities to adapt to changing market compensation practices and minimize the erratic accounting expense patterns for the company that resulted from the previous structure. Effective for each cycle that commences on or after January 1, 2010, all manager-level LTCP participants, including executives, receive a portion of their LTCP participation in the form of time-based RSUs. The remainder of their LTCP participation consists of performance-based awards granted under the long-term incentive (“LTI”) component of the LTCP, as more fully described below.

Each LTCP participant’s target award for each cycle is established as a percentage of his or her base salary. Participants may earn a pro-rata portion of their awards under the LTCP in the event of death, disability or retirement or if the company terminates their employment without cause. Participants also may earn their full awards in the event of a change in control of the company, as defined under the LTCP.

Cycle 6

For the cycle that began on January 1, 2011 and runs to January 1, 2014 (“Cycle 6”), each named executive officer received 25% of his LTCP participation in the form of time-based RSUs that vest in full on the third anniversary of the grant date, or at the end of the cycle. Unvested time-based RSUs accrue dividend equivalents, which are paid in the form of additional shares of stock at the time, and only to the extent, that the awards vest. The remaining 75% of his LTCP participation for the cycle consists of an LTI award paid based on the company’s achievement during the cycle period of a pre-approved goal established by the compensation committee.

The percentages of January 1, 2011 base salaries used to calculate the LTCP awards to the named executive officers under Cycle 6 were as follows. Such percentages are intended to reflect the relative influence and importance of each named executive officer’s role within the company.

Percentage of
Named Executive Officer	Base Salary

William J. Merritt	120%
Scott A. McQuilkin	100%
Mark A. Lemmo	90%
James J. Nolan	90%
Lawrence F. Shay	100%

The objectives underlying the goal established for the LTI awards under Cycle 6 are to drive the company’s strategic plan and complement the annual STIP performance goals for each of the three years covered by the cycle. The goal associated with Cycle 6 is to generate a specified amount of free cash flow over the period of the cycle.

The Cycle 6 goal is designed to challenge and motivate management to achieve a result that yields a payout at or about 100% of target. 100% achievement of the corporate goal results in a 100% payout of the associated target amounts. For each 1% change above or below 100% achievement, the actual award amount is adjusted by two percentage points, with a threshold payout of 60% of target and a maximum payout of 200% of target. Accordingly, for performance that falls below 80% achievement, no payout would occur under the LTI awards. Historically, the company has achieved results that yielded payouts at 86%, 20%, 50%, 102.5% and 175% of target, or no payout at all. The LTI awards granted under Cycle 6 may be paid out, at the compensation committee’s sole discretion at the end of the cycle, in the form of cash, company common or restricted stock or stock options or any combination thereof. This flexibility helps to enhance the compensation committee’s capabilities to adapt to changing market compensation practices and minimize the erratic accounting expense patterns for the company.

Cycle 5

For the cycle that began on January 1, 2010 and runs to January 1, 2013 (“Cycle 5”), each named executive officer received 25% of his LTCP participation in the form of time-based RSUs that vest in full on the third anniversary of the grant date, or at the end of the cycle. Unvested time-based RSUs accrue dividend equivalents, which are paid in the form of additional shares of stock at the time, and only to the extent, that the awards vest. The remaining 75% of his LTCP participation for Cycle 5 consists of an LTI award paid based on the company’s achievement during the cycle period of a pre-approved goal established by the compensation committee.

The percentages of January 1, 2010 base salaries used to calculate the LTCP awards to the named executive officers under Cycle 5 were as follows. Such percentages are intended to reflect the relative influence and importance of each named executive officer’s role within the company.

Percentage of
Named Executive Officer	Base Salary

William J. Merritt	120%
Scott A. McQuilkin	100%
Mark A. Lemmo	90%
James J. Nolan	90%
Lawrence F. Shay	100%

The objectives underlying the goal established for the LTI awards under Cycle 5 are to drive the company’s strategic plan and complement the annual STIP performance goals for each of the three years covered by the cycle. The goal associated with Cycle 5 is to generate a specified amount of free cash flow over the period of the cycle.

The Cycle 5 goal is designed to challenge and motivate management to achieve a result that yields a payout at or about 100% of target. 100% achievement of the corporate goal results in a 100% payout of the associated target amounts. For each 1% change above or below 100% achievement, the actual award amount is adjusted by two percentage points, with a threshold payout of 60% of target and a maximum payout of 200% of target. Accordingly, for performance that falls below 80% achievement, no payout would occur under the LTI awards. Historically, the company has achieved results that yielded payouts at 86%, 20%, 50%, 102.5% and 175% of target, or no payout at all. The LTI awards granted under Cycle 5 may be paid out, at the compensation committee’s sole discretion at the end of the cycle, in the form of cash, company common or restricted stock or stock options or any combination thereof. This flexibility helps to enhance the compensation committee’s capabilities to adapt to changing market compensation practices and minimize the erratic accounting expense patterns for the company.

RSU Cycle 4

For the cycle that began on January 1, 2009 and runs to January 1, 2012 (“RSU Cycle 4”), each named executive officer received 50% of his LTCP participation in the form of time-based RSUs that vest in full on the third anniversary of the grant date, or at the end of the cycle. The remaining 50% of his LTCP participation for RSU Cycle 4 consists of performance-based RSUs that vest at the end of the cycle depending on the company’s achievement during the cycle period of pre-approved goals established by the compensation committee. Unvested time-based and performance-based RSUs accrue dividend equivalents, which are paid in the form of additional shares of stock at the time, and only to the extent, that the awards vest.

The percentages of January 1, 2009 base salaries used to calculate the LTCP awards to the named executive officers under RSU Cycle 4 were as follows. These percentages are intended to reflect the relative influence and importance of each named executive officer’s role within the company. Effective January 1, 2009, the compensation committee increased Mr. McQuilkin’s LTCP target percentage from 90% to 100% after consulting market and industry data and in order to maintain competitiveness with respect to compensation for comparable roles in the marketplace and also increased Mr. Nolan’s LTCP target percentage from 80% to 90% because, pursuant to the terms and conditions of the LTCP, he had served in his capacity for a specified period.

Percentage of
Named Executive Officer	Base Salary

William J. Merritt	120%
Scott A. McQuilkin	100%
Mark A. Lemmo	90%
James J. Nolan	90%
Lawrence F. Shay	100%

The objectives underlying the goals established for the performance-based RSUs granted under RSU Cycle 4 are to drive the company’s strategic plan and complement the annual STIP performance goals for each of the three years covered by the cycle. The goals associated with the performance-based RSUs granted under RSU Cycle 4 are to: (i) generate a specified amount of free cash flow over the cycle period and (ii) derive, at cycle-end, patent licensing and/or technology solutions revenue from a specified target percentage of the worldwide 3G handset market on terms consistent with the company’s strategic plan.

The RSU Cycle 4 goals are structured to challenge and motivate management to achieve results that collectively yield a payout at or about 100% of target. 100% achievement of the corporate goals set by the compensation committee results in a 100% payout of the associated target amounts. For each 1% change above or below 100% achievement, the actual award amount is adjusted by four percentage points, with a threshold payout of 20% of target and a maximum payout of 300% of target. Accordingly, for performance that falls below 80% achievement, none of the performance-based RSUs would vest. Historically, the company has achieved results that yielded payouts at 86%, 20%, 50%, 102.5% and 175% of target, or no payout at all.

Cash Cycle 3

For the cycle that began on January 1, 2008 and ran through December 31, 2010 (“Cash Cycle 3”), each named executive officer received 100% of his LTCP participation in the form of a cash award paid based on the company’s achievement during the cycle period of pre-approved goals established by the compensation committee.

The percentages of January 1, 2008 base salaries used to calculate the LTCP cash awards to the named executive officers under Cash Cycle 3 were as follows. Such percentages are intended to reflect the relative influence and importance of each named executive officer’s role within the company. Effective January 1, 2008, the compensation committee increased Mr. Lemmo’s LTCP target percentage from 80% to 90% because, pursuant to the terms and conditions of the LTCP, he had served in his capacity for a specified period. Effective with Mr. Shay’s promotion on January 1, 2008 to Executive Vice President, Intellectual property, and Chief Intellectual Property Counsel, the compensation committee increased Mr. Shay’s LTCP target percentage from 80% to 100%.

Percentage of
Named Executive Officer	Base Salary

William J. Merritt	120%
Scott A. McQuilkin	80%
Mark A. Lemmo	90%
James J. Nolan	80%
Lawrence F. Shay	100%

The objectives underlying the goals established for Cash Cycle 3 were to drive the company’s strategic plan and complement the annual STIP performance goals for each of the three years covered by the cycle. The goals associated with Cash Cycle 3 were to: (i) generate a specified amount of free cash flow over the cycle period and (ii) derive, at cycle-end, patent licensing and/or technology solutions revenue from a specified target percentage of the worldwide 3G handset market on terms consistent with the company’s strategic plan.

The Cash Cycle 3 goals were structured to challenge and motivate management to achieve results that collectively yield a payout at or about 100% of target. 100% achievement of the corporate goals set by the compensation committee would have resulted in a 100% payout of the associated target amounts. For each 1% change above or below 100% achievement, the actual award amount is adjusted by two and one half percentage points, with a threshold payout of 50% of target and a maximum payout of 225% of target. After reviewing the company’s progress toward these goals as of December 31, 2010, the compensation committee determined the company’s aggregate goal achievement under Cash Cycle 3 to be 94% and authorized payouts at the 86% level. The company’s results with respect to the cash flow goal were above target, but the results with respect to the market share goal were below target.

Grant Practices

The terms and conditions of the LTCP provide that RSU grant values are calculated as a target percentage of the participant’s base salary at either the beginning of the cycle or, if the participant joined the company during the first two years of the cycle or was promoted during the first six months of the cycle, his or her date of hire or promotion, respectively. This amount is then divided by the fair market value of the company’s common stock either at the beginning of the cycle or the date of hire or promotion, as applicable, to determine the number of RSUs to be granted. For example, if a participant’s target RSU award value is equal to 90% of his or her base salary of $250,000 (i.e., $225,000), and the closing fair market value of our common stock on the last business day of the year prior to the commencement of the cycle is $30, the participant would automatically be granted 7,500 RSUs on the first day of the new cycle. The compensation committee believes that the procedures described above for setting the grant date of equity awards provide assurance that the grant timing does not take advantage of material nonpublic information.

From time to time, the compensation committee may, in its sole discretion, grant additional equity awards to executives, including the named executive officers, outside of the LTCP and the other compensation programs described above. In approving such awards, the compensation committee may consider the specific circumstances of the grantee, including, but not limited to, promotion, expansion of responsibilities, exceptional achievement recognition and retention concerns.

Impact of Tax Treatment

Section 162(m) of the Internal Revenue Code generally limits the company’s tax deduction for compensation paid to its chief executive officer and other named executive officers (other than the chief financial officer) to $1 million per person in any tax year. Qualified performance-based compensation is not subject to the deduction limit if specified requirements are met. The compensation committee has considered the effects of Section 162(m) when implementing compensation plans and taken into account whether preserving the tax deductibility of compensation paid to named executive officers could impair the operation and effectiveness of the company’s compensation programs. The compensation committee believes it is important to maintain flexibility to make adjustments to the company’s LTCP, despite the fact that certain amounts paid to executives in excess of $1 million may not be deductible.

Stock Ownership Guidelines

To align further the interests of our executives with those of our shareholders, the company has established executive stock ownership guidelines. In late 2010, the compensation committee amended the guidelines to promote alignment with current market practices. The chief executive officer’s target ownership level was increased to an amount of company common stock with a value of at least five times his current annual base salary. The other named executive officers are expected to own company stock valued at at least a multiple of two (Messrs. Lemmo and Nolan) or three (Messrs. McQuilkin and Shay) times their current annual base salary. Qualifying stock includes shares of common stock held outright or through the company’s 401(k) plan, restricted stock and, on a pre-tax basis, unvested time-based RSUs. Any executive who has not reached or fails to maintain his or her target ownership level must retain at least 50% of any after-tax shares derived from vested RSUs or exercised options until his or her guideline is met. An executive may not effect any disposition of shares that results in his or her holdings falling below the target level without the express approval of the compensation committee. As of March 1, 2011, all of the named executive officers had reached their target ownership levels.

Prohibition Against Hedging Company Stock

The company’s insider trading policy prohibits directors, officers, employees and consultants of the company from engaging in any hedging transactions involving company stock.

Employment Agreements

The company has entered into employment agreements with each of the named executive officers that provide severance payments and benefits in the event of termination of employment under specified circumstances, including termination of the named executive officer’s employment within one year after a change of control of the company, as defined in the employment agreement. Severance payments and benefits provided under the employment agreements are used to attract and retain executives in a competitive industry that has experienced ongoing consolidation and to ease an individual’s transition in the event of an unexpected termination of employment due to changes in the company’s needs. Information regarding the nature and circumstances of payouts upon termination is provided under the heading “Potential Payments upon Termination or Change in Control.”

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on its review and discussions, has recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE:

Steven T. Clontz, Chairman
Edward B. Kamins
John A. Kritzmacher
Jean F. Rankin

Summary Compensation Table

The following table contains information concerning compensation awarded to, earned by or paid to our named executive officers in the last three years. Our named executive officers include our chief executive officer, chief financial officer and our three other most highly compensated executive officers who were serving as executive officers of the company at December 31, 2010. Additional information regarding the items reflected in each column follows the table.

				Non-Equity
			Stock	Incentive Plan	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)(2)	($)(3)	($)(4)	($)

William J. Merritt	2010	500,000	175,720	926,500(5)	8,040	1,610,260
President and Chief	2009	500,000	737,500	323,438	11,715	1,572,653
Executive Officer	2008	500,000	—	1,181,250	11,040	1,692,290
Scott A. McQuilkin	2010	307,500	266,268	366,894(6)	8,640	949,302
Chief Financial Officer	2009	307,500	472,500	128,765	12,315	921,080
	2008	294,250	97,300	310,200	11,040	712,790
Mark A. Lemmo	2010	316,500	96,934	373,162(7)	8,040	794,636
Executive Vice President,	2009	316,500	312,350	102,863	11,715	743,428
Corporate and Business Development	2008	304,365	—	626,141	11,040	941,546
James J. Nolan	2010	267,000	211,795	293,118(8)	8,040	779,953
Executive Vice President,	2009	267,000	350,300	90,780	11,475	719,555
Research & Development	2008	250,380	58,380	304,194	11,800	624,754
Lawrence F. Shay	2010	328,900	233,944	458,533(9)	8,040	1,029,417
Executive Vice President,	2009	328,900	576,400	137,727	11,715	1,054,742
Intellectual Property, and	2008	310,000	211,800	576,993	11,040	1,109,833
Chief Intellectual Property Counsel

(1)	Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 for time-based and performance-based RSUs, discretionary RSUs and restricted stock awards granted during the designated fiscal year. The assumptions used in valuing these RSU and restricted stock awards are incorporated by reference to Notes 2 and 11 to the accompanying consolidated financial statements. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees and directors is generally equal to the grant date fair value of the awards and is recognized over the vesting periods applicable to the awards. The SEC’s disclosure rules previously required that we present stock award information for 2008 based on the amount recognized during that year for financial statement reporting purposes with respect to stock awards (which meant, in effect, that amounts reported for that year could reflect amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, changes in the SEC’s disclosure rules require that we now present the stock award amounts in the applicable columns of the table above with respect to 2008 on a similar basis as the 2009 and 2010 presentation, using the aggregate grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock awards in 2008 differ from the amounts originally reported in our Summary Compensation Table for that year. As a result, each named executive officer’s total compensation amount for 2008 also differs from the amount originally reported in our Summary Compensation Table for that year.

(2)	The grant date fair values of performance-based RSUs are reported based on the probable outcome of the performance conditions, in accordance with SEC rules.

(3)	Amounts reported for fiscal 2010 include the value of bonuses earned under the company’s STIP and payouts earned pursuant to Cash Cycle 3 under the LTCP. Amounts reported for fiscal 2009 represent the value of bonuses paid under the STIP. Amounts reported for fiscal 2008 include the value of bonuses paid under the STIP and payouts earned pursuant to Cash Cycle 2a under the LTCP.

(4)	The following table details each component of the “All Other Compensation” column in the Summary Compensation Table for fiscal 2010:

	401(k) Plan
	Matching	Life Insurance
	Contributions	Premiums	Total
Named Executive Officer	($)(a)	($)(b)	($)

William J. Merritt	7,350	690	8,040
Scott A. McQuilkin	7,350	1,290	8,640
Mark A. Lemmo	7,350	690	8,040
James J. Nolan	7,350	690	8,040
Lawrence F. Shay	7,350	690	8,040

(a)	Amounts reported represent 50% matching contributions provided by the company to all employees, including the named executive officers, on the first 6% of the employee’s salary contributed to the 401(k) plan in fiscal 2010, up to the maximum amount permitted by the IRS.

(b)	Amounts reported represent premium amounts paid by the company for group term life insurance for the benefit of each named executive officer.

(5)	Amount reported includes $367,500 paid under the STIP and $559,000 paid pursuant to Cash Cycle 3 under the LTCP.

(6)	Amount reported includes $139,144 paid under the STIP and $227,750 paid pursuant to Cash Cycle 3 under the LTCP.

(7)	Amount reported includes $111,408 paid under the STIP and $261,754 paid pursuant to Cash Cycle 3 under the LTCP.

(8)	Amount reported includes $99,324 paid under the STIP and $193,794 paid pursuant to Cash Cycle 3 under the LTCP.

(9)	Amount reported includes $165,273 paid under the STIP and $293,260 paid pursuant to Cash Cycle 3 under the LTCP.

Grants of Plan-Based Awards in 2010

The following table summarizes the grants of LTI awards (LTI) under Cycle 5 of the LTCP, cash awards under the STIP, awards of restricted stock (RS) granted pursuant to the company’s supplemental equity program (which was eliminated effective January 1, 2011), time-based RSU awards (TRSU) under Cycle 5 of the LTCP and discretionary time-based RSU awards (DRSU) under the company’s 2009 Stock Incentive Plan (the “2009 Plan”), each made to the named executive officers during the year ended December 31, 2010. Each of these types of awards is discussed in the Compensation Discussion and Analysis above.

						All Other
			Estimated Future			Stock	Grant
			Payouts Under			Awards:	Date Fair
			Non-Equity Incentive			Number of	Value of
			Plan Awards			Shares of	Stock
	Type of	Grant	Threshold	Target	Maximum	Stock or	Awards
Name	Award	Date	($)	($)	($)	Units (#)	($)(1)

William J. Merritt	STIP(2)		0	375,000	703,125
	LTI(3)		270,000	450,000	900,000
	RS(4)	1/15/2010				1,000	25,720
	TRSU	11/1/2010				4,552	150,000
Scott A. McQuilkin	STIP(2)		0	153,750	288,281
	LTI(3)		138,375	230,625	461,250
	DRSU(5)	1/1/2010				3,000	79,673
	RS(4)	1/15/2010				1,000	25,720
	TRSU	11/1/2010				2,333	76,875
	DRSU(5)	12/30/2010				2,000	84,000
Mark A. Lemmo	STIP(2)		0	126,600	237,375
	LTI(3)		128,183	213,638	427,275
	RS(4)	1/15/2010				1,000	25,720
	TRSU	11/1/2010				2,161	71,214
James J. Nolan	STIP(2)		0	106,800	200,250
	LTI(3)		108,135	180,225	360,450
	RS(4)	1/15/2010				1,000	25,720
	TRSU	11/1/2010				1,823	60,075
	DRSU(5)	12/30/2010				3,000	126,000
Lawrence F. Shay	STIP(2)		0	164,450	308,344
	LTI(3)		148,005	246,675	493,350
	RS(4)	1/15/2010				1,000	25,720
	TRSU	11/1/2010				2,495	82,224
	DRSU(5)	12/30/2010				3,000	126,000

(1)	Grant date fair value of RS and RSUs is determined in accordance with FASB ASC Topic 718. Additional information relating to assumptions used in determining such values is incorporated by reference to Notes 2 and 11 to the accompanying consolidated financial statements.

(2)	Amounts reported represent the potential performance-based incentive cash payments the named executive officer could earn pursuant to the STIP for fiscal 2010. The actual amount earned for fiscal 2010 was based on the company’s achievement of the 2010 corporate goals established by the compensation committee in March 2010 and the individual performance of the named executive officer during 2010. At the time of grant, the incentive payment could range from $0 to the maximum amount indicated. The STIP for fiscal 2010 did not provide for a threshold payment amount. The actual amount earned for 2010 and paid in 2011 is set forth in the Summary Compensation Table above.

(3)	Amounts reported represent the potential performance-based payments the named executive officer could earn pursuant to his LTI award under Cycle 5 of the LTCP, which may be paid out, at the compensation committee’s sole discretion at the end of the cycle, in the form of cash, company common or restricted stock or stock options or any combination thereof.

(4)	This award is a grant of shares of the company’s common stock that are subject to a one-year restriction on transferability and have the right to receive dividends. These awards were granted pursuant to the company’s supplemental equity program, which was eliminated effective January 1, 2011.

(5)	This award is a one-time discretionary grant to the named executive officer and vests annually, in three equal installments, beginning on the grant date. These time-based RSUs accrue dividend equivalents, which are paid in the form of additional shares of stock at the time, and only to the extent, that the award vests.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth information concerning unexercised options, unvested stock and outstanding equity incentive plan awards of the named executive officers as of December 31, 2010.

						Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
								Number	Value of
			Option Awards(1)				Market	of Unearned	Unearned
			Number of			Number of	Value of	Shares,	Shares,
			Securities			Shares or	Shares or	Units or	Units or
			Underlying			Units of	Units of	Other	Other
			Unexercised	Option		Stock That	Stock That	Rights	Rights
			Options	Exercise	Option	Have Not	Have Not	That Have	That Have
			Exercisable	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Grant Date		(#)	($)	Date	(#)(2)	($)(3)	(#)(4)	($)(5)

William J. Merritt	01/01/09	(6)				1,334	55,548
	01/01/09					10,909	454,251
	01/01/09							10,909	454,251
	11/01/10					4,552	189,545
Scott A. McQuilkin	03/20/08	(6)				1,667	69,414
	01/01/09	(6)				1,667	69,414
	01/01/09					5,591	232,809
	01/01/09							5,591	232,809
	01/01/10	(6)				2,000	83,280
	11/01/10					2,333	97,146
	12/30/10	(6)				1,334	55,548
Mark A. Lemmo	01/01/09					5,179	215,654
	01/01/09							5,179	215,654
	11/01/10					2,161	89,984
James J. Nolan	12/18/02		2,250	15.34	12/18/12
	03/20/08	(6)				1,000	41,640
	01/01/09	(6)				1,000	41,640
	01/01/09					4,369	181,925
	01/01/09							4,369	181,925
	11/01/10					1,823	75,910
	12/30/10	(6)				2,000	83,280
Lawrence F. Shay	01/01/09	(6)				2,667	111,054
	01/01/09					5,980	249,007
	01/01/09							5,980	249,007
	11/01/10					2,495	103,892
	12/30/10	(6)				2,000	83,280

(1)	Commencing in 2004, the awarding of stock options was limited to newly hired employees. In 2006, the company ceased awarding stock options altogether. As of December 31, 2010, all reported option awards were fully vested and exercisable.

(2)	Amounts reported represent awards of time-based RSUs. Unless otherwise indicated, all awards made on January 1, 2009 are time-based RSUs granted pursuant to RSU Cycle 4 under the LTCP and are scheduled to vest in full on January 1, 2012. All awards made on November 1, 2010 are time-based RSUs granted pursuant to Cycle 5 under the LTCP and are scheduled to vest in full on January 1, 2013.

(3)	Values reported were determined by multiplying the number of unvested time-based RSUs by $41.64, the closing price of our common stock on December 31, 2010.

(4)	Amounts reported were based on target performance measures and represent awards of performance-based RSUs made pursuant to the LTCP. All awards were granted under RSU Cycle 4 and are scheduled to vest in full on January 1, 2012, provided that the compensation committee determines that at least the threshold level of performance was achieved with respect to the goals associated with the cycle.

(5)	Values reported were based on target performance measures and determined by multiplying the number of unvested performance-based RSUs by $41.64, the closing price of our common stock on December 31, 2010.

(6)	Award constitutes a one-time discretionary grant scheduled to vest annually, in three equal installments, beginning on the grant date.

Option Exercises and Stock Vested in 2010

The following table sets forth information, on an aggregated basis, concerning stock options exercised and stock awards vested during 2010 for the named executive officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on	Exercise	Acquired on	Vesting
Name	Exercise (#)	($)(1)	Vesting (#)	($)(2)

William J. Merritt	85,000	1,551,438	10,703	283,432
Scott A. McQuilkin	—	—	10,528	287,183
Mark A. Lemmo	34,000	340,060	4,964	131,004
James J. Nolan	24,000	463,825	6,790	194,942
Lawrence F. Shay	22,000	455,280	11,574	319,205

(1)	Amount reported represents the total pre-tax value realized (number of shares exercised times the difference between the closing price of our common stock on the exercise date and the exercise price).

(2)	Amounts reported represent the total pre-tax value realized upon the vesting of restricted stock or RSUs (number of shares vested times the closing price of our common stock on the vesting date).

Potential Payments upon Termination or Change in Control

Named Executive Officer Employment Agreements

Each of the named executive officers has entered into an employment agreement and is party to various other arrangements with the company that provides severance pay and benefits, among other things, in certain events of termination of employment, as described below.

Pursuant to the terms of the LTCP, if the named executive officer’s employment terminates in the event of long-term disability, death or absenteeism or is terminated by the company without cause (each as described below), the named executive officer would be entitled to pro-rata vesting of all time-based RSUs. If the named executive officer’s employment terminates for any reason during the first year of an LTCP cycle, the named executive officer forfeits eligibility to receive any cash award and all performance-based RSUs under that cycle. If, however, the named executive officer’s employment terminates during the second or third year of a cycle in the event of long-term disability, death or absenteeism or is terminated by the company without cause, the named executive officer would be eligible to earn a pro-rata portion of the cash award and performance-based RSUs under that cycle. Pursuant to the terms of the STIP, which require an employee to be working actively at the time of the payout (unless involuntarily terminated other than for intentional wrongdoing after the end of the plan year, but before the bonus is paid), the named executive officer would not be eligible to receive a bonus under the plan, with the exception of Mr. Shay, who is entitled to receive an amount equal to 100% of his target bonus for the year in which the change in control of the company occurs. Any rights that the named executive officers have under these plans in connection with other termination scenarios are discussed below in connection with the relevant scenario.

Termination for Long-Term Disability

The company may terminate the employment of a named executive officer in the event of his long-term disability (as that term is defined in our Long-term Disability Plan), such that he is not otherwise qualified to perform the essential functions of his job either with or without reasonable accommodation. In the event the named executive officer’s employment terminates due to a long-term disability, the named executive officer is entitled to receive:

•	All accrued but unpaid (as of the date of termination) base salary; and

•	Other forms of compensation and bonus payable or provided in accordance with the terms of any then existing compensation, bonus or benefit plan or arrangement, including payments prescribed under any disability or life insurance plan or arrangement (“Other Compensation”).

Messrs. Merritt and Lemmo are also entitled to receive benefits that are provided to our similarly situated executive officers, including, without limitation, medical and dental coverage, optional 401(k) participation and expense reimbursement (“Benefits”). In addition, provided that Mr. Merritt or Mr. Lemmo executes our standard termination letter, which includes, among other things, a broad release of all claims against us and a reiteration of confidentiality and other post-termination obligations (a “Termination Letter”), each is entitled to receive, for a period of 18 months (in the case of Mr. Merritt) or one year (in the case of Mr. Lemmo) following termination: (i) regular installments of his base salary at the rate in effect at the time of termination, reduced by the amount of payments received for this period pursuant to any Social Security entitlement or any long-term disability or any other employee benefit plan, policy or program maintained to provide benefits in the event of disability, in which he was entitled to participate at the time of termination, and (ii) medical and dental coverage on terms and conditions comparable to those most recently provided to him.

Termination Due to Retirement

The company’s retirement eligibility age is 70. For purposes of determining eligibility, the company employs a formula that sums the employee’s years of service and age. For each of the named executive officers, successfully meeting this eligibility requirement causes the vesting, on a pro-rata basis, of all otherwise unvested RSUs. For time-based RSUs, the pro-rated amount of RSUs will be determined by multiplying the full time-based award amount by a fraction equal to the portion of the vesting period that had transpired prior to the cessation of employment. For performance-based RSUs, the pro-rated amount will be determined as described above, but not until the LTCP cycle is completed and a determination has been made regarding performance against established goals.

Termination by Death

In the event of the termination of a named executive officer’s employment due to death, the company will pay to the named executive officer’s executors, legal representatives or administrators an amount equal to the accrued but unpaid portion of the named executive officer’s base salary, Benefits and Other Compensation up through the date on which he dies. The named executive officer’s executors, legal representatives or administrators will be entitled to receive the payment prescribed under any death or disability benefits plan in which the named executive officer is a participant as our employee, and to exercise any rights afforded under any compensation or benefit plan then in effect.

Termination for Cause

The company may terminate a named executive officer’s employment at any time for “cause” upon the occurrence of any of the following: (i) any material breach by the named executive officer of any of his obligations under his employment agreement that is not cured within 30 days after he receives written notification from the company of the breach or (ii) other conduct by the named executive officer involving any type of willful misconduct with respect to the company, including, without limitation, fraud, embezzlement, theft or proven dishonesty in the course of his employment or conviction of a felony. In the event of a termination of the named executive officer’s employment for cause, the named executive officer is entitled to receive all accrued but unpaid (as of the effective date of termination) base salary, Benefits and Other Compensation.

Pursuant to the terms of the LTCP, the named executive officer forfeits any rights under the LTCP and the STIP if his employment terminates for cause.

Termination Without Cause

The company may terminate a named executive officer’s employment at any time, for any reason, without cause upon 30 days prior written notice to the named executive officer. In the event of a termination without cause, the named executive officer is entitled to receive all accrued but unpaid (as of the effective date of termination) base salary, Benefits and Other Compensation. In addition, provided he executes a Termination Letter, the named executive officer is entitled to receive: (i) severance in an amount equal to his base salary, payable in equal installments, and (ii) medical and dental coverage on terms and conditions comparable to those most recently provided to him for the period of one year (18 months in the case of Mr. Merritt) commencing upon the date of termination. Mr. Merritt’s employment agreement provides that he is also entitled to receive additional severance equal to 50% of his target bonus for the year in which the termination occurs, payable in equal installments over a period of 18 months after the date of termination.

Termination for Absenteeism

The company may terminate a named executive officer’s employment in the event that he is absent for more than 150 days within any 12-month period. In the event of termination due to absenteeism, the named executive officer is entitled to receive all accrued but unpaid (as of the effective date of termination) base salary, Benefits and Other Compensation. In addition, provided he executes a Termination Letter, he is entitled to receive, for a period of one year (18 months in the case of Mr. Merritt) following termination: (i) regular installments of his base salary at the rate in effect at the time of termination, reduced by the amount of payments received for this period pursuant to any Social Security entitlement or any long-term disability or any other employee benefit plan, policy or program maintained to provide benefits in the event of disability in which the named executive officer was entitled to participate at the time of termination and (ii) medical and dental coverage on terms and conditions comparable to those most recently provided to him. Mr. Merritt’s employment agreement provides that he is also entitled to receive an additional severance amount equal to 50% of his target bonus for the year in which termination occurs, payable in equal installments over a period of 18 months after the date of termination.

Termination by the Named Executive Officer

A named executive officer may terminate his employment with us at any time, for “good reason” or without “good reason,” provided that the date of termination is at least 30 days after the date he gives written notice of the termination to the company. For this purpose, “good reason” means: (i) the company’s failure to pay in a timely manner the named executive officer’s base salary or any other material form of compensation or material benefit to be paid or provided to him under his employment agreement or (ii) any other material breach of our obligations under his employment agreement that is not cured within 30 days after the company receives written notification from the named executive officer of the breach. In the event that the named executive officer terminates his employment, either for good reason or without good reason, he is entitled to receive all accrued but unpaid (as of the effective date of termination) base salary, Benefits and Other Compensation. In addition, if the termination is for good reason, and provided that the named executive officer executes a Termination Letter, he is entitled to receive: (a) severance in an amount equal to his base salary, payable in equal installments, and (b) medical and dental coverage on terms and conditions comparable to those most recently provided to him for the period of one year (18 months in the case of Mr. Merritt) commencing upon the date of termination.

Mr. Merritt’s employment agreement provides that he is also entitled to receive additional severance equal to 50% of his target bonus for the year in which termination occurs, payable in equal installments over the period of 18 months after the date of termination. Pursuant to the terms of the LTCP and the STIP, Mr. Merritt forfeits any rights under these plans if he terminates his employment for any reason. If a named executive officer other than Mr. Merritt terminates his employment with us without good reason, the company generally may elect to pay severance of up to one year’s salary and continuation of medical and dental benefits for a period of one year.

Termination Following a Change in Control

If the company terminates a named executive officer’s employment (except for cause), or the named executive officer terminates his employment with us (whether or not for good reason) within one year following a change in control of the company, he is entitled to receive all accrued but unpaid (as of the effective date of termination) base salary, Benefits and Other Compensation. In addition, provided that he executes a Termination Letter, the named executive officer is entitled to receive, on the date of termination, an amount equal to two years’ worth of his base salary. Mr. Shay is also entitled to receive an amount equal to 100% of his target bonus for the year in which the change in control of the company occurs. For this purpose, “change in control of the company” means the acquisition (including by merger or consolidation, or by our issuance of securities) by one or more persons, in one transaction or a series of related transactions, of more than 50% of the voting power represented by our outstanding stock on the date of the named executive officer’s employment agreement, or a sale of substantially all of our assets.

Pursuant to the terms of the LTCP, upon termination of employment following a change in control (except for cause), the named executive officer is entitled to an early payout of his LTCP cash award in an amount that is the greater of either: (i) his target LTCP cash award or (ii) the LTCP cash award that would have been due to him at the end of the relevant LTCP cycle (but for the change in control), assuming the performance level achieved prior to the change in control continues to be the same through the remainder of the cycle. In addition, for each named executive officer, the occurrence of a change in control causes all otherwise unvested performance-based and time-based RSUs (whether granted as an LTCP, promotion or new hire award) and any other unvested equity awards to vest immediately in full. These actions will occur without regard to whether the named executive officer remains employed at the company and without regard to performance during the remainder of the LTCP cycles.

Post-Termination Obligations

Each of the named executive officers is bound by certain confidentiality obligations, which extend indefinitely, and by certain non-competition and non-solicitation covenants, which, with respect to Mr. Merritt, extend for a period of one year following termination of his employment for any reason and independent of any obligation the company may have to pay him severance and, with respect to each of Messrs. McQuilkin, Lemmo, Nolan and Shay, extend, as applicable: (i) for the period, if any, that he receives severance under his employment agreement, (ii) in the event his employment terminates for cause, a period of one year following termination or (iii) in the event that he terminates his employment without good reason, so long as we voluntarily pay severance to him (which we are under no obligation to do), for the period that he receives severance, but in no event for a period longer than one year. In addition, each of the named executive officers is bound by certain covenants protecting our right, title and interest in and to certain intellectual property that either has been or is being developed or created in whole or in part by the named executive officer.

Taxes

In the event any amount or benefit payable to the named executive officer under his employment agreement, or under any other plan, agreement or arrangement applicable to him, is subject to an excise tax imposed under Section 4999 of the Internal Revenue Code, the named executive officer is entitled, in addition to any other amounts payable under the terms of his employment agreement or any other plan, agreement or arrangement, to a cash payment in an amount sufficient to indemnify him (or any other person as may be liable for the payment of the excise tax) for the amount of any such excise tax, and leaving the named executive officer with an amount, net after all federal, state and local taxes, equal to the amount he would have had if no portion of his benefit under the plan constituted an excess parachute payment, as defined in Section 4999. Notwithstanding the foregoing, the determination of the amount necessary to indemnify the named executive officer will be made taking into account all other payments made to him under any plans, agreements or arrangements aside from his employment agreement that are intended to indemnify him with respect to excise taxes on excess parachute payments.

Potential Payments upon Termination or Change in Control

The following tables reflect the amount of compensation payable to each of the named executive officers pursuant to their employment agreements, as well as pursuant to the LTCP and the STIP, upon: termination for long-term disability, death, retirement, termination without cause, termination for absenteeism, termination by the named executive officer, change in control of the company without a termination and termination upon a change in control of the company. The amounts shown assume that the termination was effective as of December 31, 2010 and the price per share of the company’s common stock was $41.64, the closing market price as of that date. The amounts reflected are estimates of the amounts that would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can be determined only at the time the events described above actually occur.

William J. Merritt

Assuming the following events occurred on December 31, 2010, Mr. Merritt’s payments and benefits have an estimated value of:

					Payments	Payments			Value of
					under	under			Other
					Executive	Executive			Restricted
			Long-Term		Life	Long-Term			Stock Units
	Salary		Compensation		Insurance	Disability	Welfare		Subject to
	Continuation		Plan		Program	Plan	Benefits		Acceleration
	($)		($)		($)	($)	($)		($)

Long-Term Disability	750,000	(1)	1,227,850	(4)	—	18,500 (7)	27,711	(8)	55,548 (9)
Retirement	—		1,227,850	(4)	—	—	—		55,548 (9)
Death	—		1,227,850	(4)	300,000 (6)	—	—		55,548 (9)
Without Cause	937,500	(2)	1,227,850	(4)	—	—	27,711	(8)	—
For Absenteeism	937,500	(2)	1,227,850	(4)	—	18,500 (7)	27,711	(8)	55,548 (9)
Voluntary Resignation for Good Reason	937,500	(2)	—		—	—	27,711	(8)	—
Change in Control (Termination by Us (Except for Cause) or by Mr. Merritt)	1,000,000	(3)	2,107,047	(5)	—	—	—		55,548 (9)
Change in Control (Without Termination)	—		2,107,047	(5)	—	—	—		55,548 (9)

(1)	This amount represents severance equal to Mr. Merritt’s base salary of $500,000 for a period of 18 months, which he is entitled to receive over this period after his termination once his Termination Letter becomes effective. The amount will be reduced by the amount of payments that Mr. Merritt receives with respect to this period pursuant to any Social Security disability entitlement, or any long-term disability or other employee benefit plan, policy or program maintained by us to provide benefits in the event of disability, in which Mr. Merritt was entitled to participate at the time of his termination.

(2)	This amount represents severance equal to: (a) Mr. Merritt’s base salary of $500,000 for a period of 18 months, which he is entitled to receive over this period after his termination once his Termination Letter becomes effective, and (b) additional severance equal to 50% of Mr. Merritt’s STIP bonus target for 2010, which is payable in equal installments over a period of 18 months after the date of his termination.

(3)	This amount represents severance equal to two years of Mr. Merritt’s base salary of $500,000. He is entitled to this amount at the date of his termination if his termination occurred within one year following a change in control.

(4)	This amount represents the value, at December 31, 2010, of Mr. Merritt’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs granted under Cycle 5 upon termination related to events other than a change in control. Pursuant to the terms of the LTCP, Mr. Merritt would forfeit eligibility to receive any LTI payout under Cycle 5 since a termination on December 31, 2010 would occur during the first year of that program cycle. For time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs granted under Cycle 5, the amounts were prorated by multiplying each award by a fraction equal to the portion of the program cycle that would have transpired prior to cessation of employment. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $559,000 for the award granted under Cash Cycle 3; (b) $302,834, representing the value of 7,272 time-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $302,834, representing the value of 7,272 performance-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (d) $63,182, representing the value of 1,517 time-based RSUs granted under Cycle 5 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010.

(5)	This amount represents the value, at December 31, 2010, of Mr. Merritt’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon a change in control. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $559,000 for the award granted under Cash Cycle 3; (b) $454,251, representing the value of 10,909 time-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $454,251, representing the value of 10,909 performance-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (d) $189,545, representing the value of 4,552 time-based RSUs granted under Cycle 5 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (e) $450,000 for the LTI award granted under Cycle 5.

(6)	This amount represents the payment prescribed under our basic term life insurance program, calculated as follows: 1.5 times base salary, up to a maximum of $300,000.

(7)	This amount represents the actuarial present value of the monthly benefit that would become payable to Mr. Merritt under our executive long-term disability plan in the event of his termination due to disability on December 31, 2010, calculated as follows: 60% of his monthly (pre-tax) base salary, up to $10,000, and a supplemental monthly payment of up to $8,500.

(8)	This amount represents the value of continued medical, dental and vision coverage pursuant to COBRA for a period of 18 months after termination on terms and conditions comparable to those most recently provided to Mr. Merritt as of December 31, 2010 pursuant to his employment agreement, employing the assumptions used for financial reporting purposes under generally accepted accounting principles.

(9)	This amount represents the value of unvested grants of RSUs to receive an aggregate of 1,334 shares of common stock, based on a value of $41.64 per share, the per share closing price of our common stock on December 31, 2010.

Scott A. McQuilkin

Assuming the following events occurred on December 31, 2010, Mr. McQuilkin’s payments and benefits have an estimated value of:

					Payments	Payments			Value of
					under	under			Other
					Executive	Executive			Restricted
			Long-Term		Life	Long-Term			Stock Units
	Salary		Compensation		Insurance	Disability	Welfare		Subject to
	Continuation		Plan		Program	Plan	Benefits		Acceleration
	($)		($)		($)	($)	($)		($)

Long-Term Disability	—		570,544	(3)	—	18,500 (6)	—		208,242 (8)
Retirement	—		570,544	(3)	—	—	—		208,242 (8)
Death	—		570,544	(3)	300,000 (5)	—	—		208,242 (8)
Without Cause	307,500	(1)	570,544	(3)	—	—	18,474	(7)	—
For Absenteeism	307,500	(1)	570,544	(3)	—	18,500 (6)	18,474	(7)	208,242 (8)
Voluntary Resignation for Good Reason	307,500	(1)	—		—	—	18,474	(7)	—
Change in Control (Termination by Us (Except for Cause) or by Mr. McQuilkin)	615,000	(2)	1,021,139	(4)	—	—	—		277,656 (9)
Change in Control (Without Termination)	—		1,021,139	(4)	—	—	—		277,656 (9)

(1)	This amount represents severance equal to Mr. McQuilkin’s base salary of $307,500 for a period of 12 months, which he is entitled to receive over this period after his termination once his Termination Letter becomes effective. The amount will be reduced by the amount of payments Mr. McQuilkin receives with respect to this period pursuant to any Social Security disability entitlement, or any long-term disability or other employee benefit plan, policy or program maintained by us to provide benefits in the event of disability, in which Mr. McQuilkin was entitled to participate at the time of his termination.

(2)	This amount represents severance equal to two years of Mr. McQuilkin’s base salary of $307,500. He is entitled to this amount at the date of such termination if his termination occurred within one year following a change in control.

(3)	This amount represents the value, at December 31, 2010, of Mr. McQuilkin’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs granted under Cycle 5 upon termination related to events other than a change in control. Pursuant to the terms of the LTCP, Mr. McQuilkin would forfeit eligibility to receive any LTI payout under Cycle 5 since a termination on December 31, 2010 would occur during the first year of that program cycle. For time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs granted under Cycle 5, the amounts were prorated by multiplying each award by a fraction equal to the portion of the program cycle that would have transpired prior to cessation of employment. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $227,750 for the award granted under Cash Cycle 3; (b) $155,206, representing the value of 3,727 time-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $155,206, representing the value of 3,727 performance-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (d) $32,382, representing the value of 777 time-based RSUs granted under Cycle 5 (plus cash in lieu of fractional shares) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010.

(4)	This amount represents the value, at December 31, 2010, of Mr. McQuilkin’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon a change in control. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $227,750 for the award granted under Cash Cycle 3; (b) $232,809, representing the value of 5,591 time-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $232,809, representing the value of 5,591 performance-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (d) $97,146, representing the value of 2,333 time-based RSUs granted under Cycle 5 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (e) $230,625 for the LTI award granted under Cycle 5.

(5)	This amount represents the payment prescribed under our basic term life insurance program, calculated as follows: 1.5 times base salary, up to a maximum of $300,000.

(6)	This amount represents the actuarial present value of the monthly benefit that would become payable to Mr. McQuilkin under our executive long-term disability plan in the event of his termination due to disability on December 31, 2010, calculated as follows: 60% of his monthly (pre-tax) base salary, up to $10,000, and a supplemental monthly payment of up to $8,500.

(7)	This amount represents the value of continued medical, dental and vision coverage pursuant to COBRA for a period of 12 months after termination on terms and conditions comparable to those most recently provided to Mr. McQuilkin as of December 31, 2010 pursuant to his employment agreement, employing the assumptions used for financial reporting purposes under generally accepted accounting principles.

(8)	This amount represents the value of unvested grants of RSUs to receive an aggregate of 5,001 shares of common stock, based on a value of $41.64 per share, the per share closing price of our common stock on December 31, 2010.

(9)	This amount represents the value of unvested grants of RSUs to receive an aggregate of 6,668 shares of common stock, based on a value of $41.64 per share, the per share closing price of our common stock on December 31, 2010.

Mark A. Lemmo

Assuming the following events occurred on December 31, 2010, Mr. Lemmo’s payments and benefits have an estimated value of:

					Payment	Payments
					under	under
					Executive	Executive
			Long-Term		Life	Long-Term
	Salary		Compensation		Insurance	Disability	Welfare
	Continuation		Plan		Program	Plan	Benefits
	($)		($)		($)	($)	($)

Long-Term Disability	316,500	(1)	579,287	(3)	—	18,500 (6)	18,474	(7)
Retirement	—		579,287	(3)	—	—	—
Death	—		579,287	(3)	300,000 (5)	—	—
Without Cause	316,500	(1)	579,287	(3)	—	—	18,474	(7)
For Absenteeism	316,500	(1)	579,287	(3)	—	18,500 (6)	18,474	(7)
Voluntary Resignation for Good Reason	316,500	(1)	—		—	—	18,474	(7)
Change in Control (Termination by Us (Except for Cause) or by Mr. Lemmo)	633,000	(2)	996,682	(4)	—	—	—
Change in Control (Without Termination)	—		996,682	(4)	—	—	—

(1)	This amount represents severance equal to Mr. Lemmo’s base salary of $316,500 for a period of 12 months, which he is entitled to receive over this period after his termination once his Termination Letter becomes effective. The amount will be reduced by the amount of payments Mr. Lemmo receives with respect to this period pursuant to any Social Security disability entitlement, or any long-term disability or other employee benefit plan, policy or program maintained by us to provide benefits in the event of disability, in which Mr. Lemmo was entitled to participate at the time of his termination.

(2)	This amount represents severance equal to two years of Mr. Lemmo’s base salary of $316,500. He is entitled to this amount at the date of his termination if his termination occurred within one year following a change in control.

(3)	This amount represents the value, at December 31, 2010, of Mr. Lemmo’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon termination related to events other than a change in control. Pursuant to the terms of the LTCP, Mr. Lemmo would forfeit eligibility to receive any LTI payout under Cycle 5 since a termination on December 31, 2010 would occur during the first year of that program cycle. For time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs granted under Cycle 5, the amounts were prorated by multiplying each award by a fraction equal to the portion of the program cycle that would have transpired prior to cessation of employment. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $261,754 for the award granted under Cash Cycle 3; (b) $143,769, representing the value of 3,452 time-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $143,769, representing the value of 3,452 performance-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (d) $29,995, representing the value of 720 time-based RSUs granted under Cycle 5 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010.

(4)	This amount represents the value, at December 31, 2010, of Mr. Lemmo’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon a change in control. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $261,754 for the award granted under Cash Cycle 3; (b) $215,653, representing the value of 5,179 time-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $215,653, representing the value of 5,179 performance-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (d) $89,984, representing the value of 2,161 time-based RSUs granted under Cycle 5 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (e) $213,638 for the LTI award granted under Cycle 5.

(5)	This amount represents the payment prescribed under our basic term life insurance program, calculated as follows: 1.5 times base salary, up to a maximum of $300,000.

(6)	This amount represents the actuarial present value of the monthly benefit that would become payable to Mr. Lemmo under our executive long-term disability plan in the event of his termination due to disability on December 31, 2010, calculated as follows: 60% of his monthly (pre-tax) base salary, up to $10,000, and a supplemental monthly payment of up to $8,500.

(7)	This amount represents the value of continued medical, dental and vision coverage pursuant to COBRA for a period of 12 months after termination on terms and conditions comparable to those most recently provided to Mr. Lemmo as of December 31, 2010 pursuant to his employment agreement, employing the assumptions used for financial reporting purposes under generally accepted accounting principles.

James J. Nolan

Assuming the following events occurred on December 31, 2010, Mr. Nolan’s payments and benefits have an estimated value of:

					Payment		Payments				Value of
					under		under				Other
					Executive		Executive				Restricted
			Long-Term		Life		Long-Term				Stock Units
	Salary		Compensation		Insurance		Disability		Welfare		Subject to
	Continuation		Plan		Program		Plan		Benefits		Acceleration
	($)		($)		($)		($)		($)		($)

Long-Term Disability	—		461,663	(3)	—		18,500	(6)	—		124,920	(8)
Retirement	—		461,663	(3)	—		—		—		124,920	(8)
Death	—		461,663	(3)	300,000	(5)	—		—		124,920	(8)
Without Cause	267,000	(1)	461,663	(3)	—		—		16,710	(7)	—
For Absenteeism	267,000	(1)	461,663	(3)	—		18,500	(6)	16,710	(7)	124,920	(8)
Voluntary Resignation for Good Reason	267,000	(1)	—		—		—		16,710	(7)	—
Change in Control (Termination by Us (Except for Cause) or by Mr. Nolan)	534,000	(2)	813,779	(4)	—		—		—		166,560	(9)
Change in Control (Without Termination)	—		813,779	(4)	—		—		—		166,560	(9)

(1)	This amount represents severance equal to Mr. Nolan’s base salary of $267,000 for a period of 12 months, which he is entitled to receive over this period after his termination once his Termination Letter becomes effective. The amount will be reduced by the amount of payments Mr. Nolan receives with respect to this period pursuant to any Social Security disability entitlement, or any long-term disability or other employee benefit plan, policy or program maintained by us to provide benefits in the event of disability, in which Mr. Nolan was entitled to participate at the time of his termination.

(2)	This amount represents severance equal to two years of Mr. Nolan’s base salary of $267,000. He is entitled to this amount at the date of his termination if his termination occurred within one year following a change in control.

(3)	This amount represents the value, at December 31, 2010, of Mr. Nolan’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon termination related to events other than a change in control. Pursuant to the terms of the LTCP, Mr. Nolan would forfeit eligibility to receive any LTI payout under Cycle 5 since a termination on December 31, 2010 would occur during the first year of that program cycle. For time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs granted under Cycle 5, the amounts were prorated by multiplying each award by a fraction equal to the portion of the program cycle that would have transpired prior to cessation of employment. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $193,794 for the award granted under Cash Cycle 3; (b) $121,283, representing the value of 2,912 time-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $121,283, representing the value of 2,912 performance-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (d) $25,303, representing the value of 607 time-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010.

(4)	This amount represents the value, at December 31, 2010, of Mr. Nolan’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon a change in control. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $193,794 for the award granted under Cash Cycle 3; (b) $181,925, representing the value of 4,369 time-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $181,925, representing the value of 4,369 performance-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (d) $75,910, representing the value of 1,823 time-based RSUs granted under Cycle 5 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (e) $180,225 for the LTI award granted under Cycle 5.

(5)	This amount represents the payment prescribed under our basic term life insurance program, calculated as follows: 1.5 times base salary, up to a maximum of $300,000.

(6)	This amount represents the actuarial present value of the monthly benefit that would become payable to Mr. Nolan under our executive long-term disability plan in the event of his termination due to disability on December 31, 2010, calculated as follows: 60% of his monthly (pre-tax) base salary, up to $10,000, and a supplemental monthly payment of up to $8,500.

(7)	This amount represents the value of continued medical, dental and vision coverage pursuant to COBRA for a period of 12 months after termination on terms and conditions comparable to those most recently provided to Mr. Nolan as of December 31, 2010 pursuant to his employment agreement, employing the assumptions used for financial reporting purposes under generally accepted accounting principles.

(8)	This amount represents the value of unvested grants of RSUs to receive an aggregate of 3,000 shares of common stock, based on a value of $41.64 per share, the per share closing price of our common stock on December 31, 2010.

(9)	This amount represents the value of unvested grants of RSUs to receive an aggregate of 4,000 shares of common stock, based on a value of $41.64 per share, the per share closing price of our common stock on December 31, 2010.

Lawrence F. Shay

Assuming the following events occurred on December 31, 2010, Mr. Shay’s payments and benefits have an estimated value of:

					Payment				Value of
					under	Payments			Other
					Executive	under			Restricted
					Life	Executive			Stock Units
	Salary		Long-Term		Insurance	Long-Term	Welfare		Subject to
	Continuation		Compensation		Program	Disability	Benefits		Acceleration
	($)		Plan ($)		($)	Plan ($)	($)		($)

Long-Term Disability	—		659,901	(3)	—	18,500 (6)	—		152,694 (8)
Retirement	—		659,901	(3)	—	—	—		152,694 (8)
Death	—		659,901	(3)	300,000 (5)	—	—		152,694 (8)
Without Cause	328,900	(1)	659,901	(3)	—	—	15,413	(7)	—
For Absenteeism	328,900	(1)	659,901	(3)	—	18,500 (6)	15,413	(7)	152,694 (8)
Voluntary Resignation for Good Reason	328,900	(1)	—		—	—	15,413	(7)	—
Change in Control (Termination by Us (Except for Cause) or by Mr. Shay)	822,250	(2)	1,141,840	(4)	—	—	—		194,334 (9)
Change in Control (Without Termination)	—		1,141,840	(4)	—	—	—		194,334 (9)

(1)	This amount represents severance equal to one year of Mr. Shay’s base salary of $328,900, which he is entitled to receive upon his termination provided that he executes a Termination Letter.

(2)	This amount represents severance equal to two years of Mr. Shay’s: (a) base salary of $328,900 and (b) additional severance equal to 100% of Mr. Shay’s STIP bonus target for 2010, which he is entitled to receive on the date of his termination, provided that he executes a Termination Letter, and if his termination occurs within one year following a change in control.

(3)	This amount represents the value, at December 31, 2010, of Mr. Shay’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon termination related to events other than a change in control. Pursuant to the terms of the LTCP, Mr. Shay would forfeit eligibility to receive any LTI payout under Cycle 5 since a termination on December 31, 2010 would occur during the first year of that program cycle. For time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs granted under Cycle 5, the amounts were prorated by multiplying each award by a fraction equal to the portion of the program cycle that would have transpired prior to cessation of employment. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) $293,260 for the award granted under Cash Cycle 3; (b) $166,005, representing the value of 3,986 time-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $166,005, representing the value of 3,986 performance-based RSUs granted under RSU Cycle 4 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (d) $34,631, representing the value of 831 time-based RSUs granted under Cycle 5 (plus cash in lieu of fractional share) based on a value of $41.64, the per share closing price of our common stock on December 31, 2010.

(4)	This amount represents the value, at December 31, 2010, of Mr. Shay’s accrued LTCP benefits under Cash Cycle 3, time- and performance-based RSUs granted under RSU Cycle 4 and time-based RSUs and the LTI award granted under Cycle 5 upon a change in control. Where applicable, we assumed 100% achievement against the associated goals, with the exception of the award pursuant to Cash Cycle 3, for which actual goal achievement was determined to be 94%, resulting in a payout level of 86% of target. The value shown is comprised of: (a) 293,260 for the award granted under Cash Cycle 3; (b) $249,007, representing the value of 5,980 time-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (c) $249,007, representing the value of 5,980 performance-based RSUs granted under RSU Cycle 4 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; (d) $103,891, representing the value of 2,495 time-based RSUs granted under Cycle 5 based on a value of $41.64, the per share closing price of our common stock on December 31, 2010; and (e) $246,675 for the LTI award granted under Cycle 5.

(5)	This amount represents the payment prescribed under our basic term life insurance program, calculated as follows: 1.5 times base salary, up to a maximum of $300,000.

(6)	This amount represents the actuarial present value of the monthly benefit that would become payable to Mr. Shay under our executive long-term disability plan in the event of his termination due to disability on December 31, 2010, calculated as follows: 60% of his monthly (pre-tax) base salary, up to $10,000, and a supplemental monthly payment of up to $8,500.

(7)	This amount represents the value of medical, dental and vision coverage pursuant to COBRA for a period of 12 months after termination on terms and conditions comparable to those most recently provided to Mr. Shay as of December 31, 2010 pursuant to his employment agreement, employing the assumptions used for financial reporting purposes under generally accepted accounting principles.

(8)	This amount represents the value of unvested grants of RSUs to receive an aggregate of 3,667 shares of common stock, based on a value of $41.64 per share, the per share closing price of our common stock on December 31, 2010.

(9)	This amount represents the value of unvested grants of RSUs to receive an aggregate of 4,667 shares of common stock, based on a value of $41.64 per share, the per share closing price of our common stock on December 31, 2010.

DIRECTOR COMPENSATION

For board participation during 2010, our non-management directors each received an annual cash retainer of $40,000. In addition, the chairman of the audit committee received an annual cash retainer of $30,000, the other members of the audit committee each received an annual cash retainer of $10,000, the chairmen of the compensation, finance and investment and nominating and corporate governance committees each received an annual cash retainer of $10,000 and the other members of the compensation, finance and investment and nominating and corporate governance committees each received an annual cash retainer of $5,000. The chairman of the board received an additional annual cash retainer of $50,000. All cash retainers were generally paid quarterly in arrears and based upon service for a full year, and prorated payments were made for service less than a full year. The quarterly payments of the annual board and all committee retainers are subject to the director’s attendance at the regularly scheduled quarterly meetings, as follows: 100% payment for participating in person, 50% payment for participating telephonically and no payment for not participating.

Each director who joined the board in 2010 received 4,000 RSUs (which vest in full one year from the grant date) upon their initial election to the board. Additionally, each non-management director received 4,000 RSUs (which vest in full one year from the grant date) for their service during the 2010 — 2011 board term, and prorated awards were granted for service less than a full year. RSU awards may be deferred. An election to defer must be made in the calendar year preceding the year during which services are rendered and the compensation is earned.

To align the interests of non-management directors and executives with those of our shareholders, the company has adopted stock ownership guidelines. The stock ownership guidelines applicable to the non-management directors are set at a target of five times their annual cash retainer of $40,000. Qualifying stock includes: shares of common stock, restricted stock and, on a pre-tax basis, unvested time-based RSUs. Any director who has not reached or fails to maintain his or her target ownership level must retain at least 50% of any after-tax shares derived from vested RSUs or exercised options until his or her guideline is met. A director may not effect any disposition of shares that results in his or her holdings falling below the target level without the express approval of the compensation committee. As of March 1, 2011, all of the non-management directors had reached their target ownership levels.

Non-management Director Compensation Table

The following table sets forth the compensation paid to each person who served as a non-management director of the company in 2010 for their service in 2010. Directors who also serve as employees of the company do not receive any additional compensation for their services as a director.

	Fees
	Earned or
	Paid in	Stock
	Cash	Awards	Total
Name	($)(1)	($)(2)	($)

Jeffrey K. Belk	25,000 (3)	224,977	249,977
Steven T. Clontz	105,000	104,280	209,280
Edward B. Kamins	85,000	104,280	189,280
John A. Kritzmacher	70,000	104,280	174,280
Jean F. Rankin	12,500 (4)	201,880	214,380
Robert S. Roath	50,000	104,280	154,280

(1)	Amounts reported represent the aggregate annual board, chairman of the board, committee chairman and committee membership retainers paid to each non-management director, as described above.

(2)	Amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for RSU awards granted pursuant to our compensation program for non-management directors in 2010. The assumptions used in valuing these RSU awards are incorporated by reference to Notes 2 and 11 to the accompanying consolidated financial statements. The following table sets forth the grant date fair value of each RSU award granted to our non-management directors in 2010.

		Number of	Grant Date
		Restricted	Fair Value of
		Stock Units	Stock Awards
Name	Grant Date	(#)	($)

Jeffrey K. Belk	3/30/2010	4,000	110,680
	3/30/2010	362	10,017
	6/3/2010	4,000	104,280
Steven T. Clontz	6/3/2010	4,000	104,280
Edward B. Kamins	6/3/2010	4,000	104,280
John A. Kritzmacher	6/3/2010	4,000	104,280
Jean F. Rankin	6/28/2010	4,000	104,520
	6/28/2010	3,726	97,360
Robert S. Roath	6/3/2010	4,000	104,280

As of December 31, 2010, each person who served as a non-management director of the company in 2010 had the following aggregate amounts of option and unvested RSU awards outstanding. This table does not include RSUs that, as of December 31, 2010, had vested according to their vesting schedule, but had been deferred.

	Outstanding
	Restricted Stock	Outstanding
	Units	Stock Options
Name	(#)	(#)

Jeffrey K. Belk	8,000	—
Steven T. Clontz	6,000	20,000
Edward B. Kamins	6,000	—
John A. Kritzmacher	8,000	—
Jean F. Rankin	7,726	—
Robert S. Roath	4,000	—

(3)	Mr. Belk joined the board in March 2010. Amount reported represents prorated payments for his service in 2010.

(4)	Ms. Rankin joined the board in June 2010. Amount reported represents prorated payments for her service in 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the company’s equity compensation plan information relating to the common stock authorized for issuance under the company’s equity compensation plans as of December 31, 2010:

			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights(1)	Warrants and Rights	reflected in column (a))(2)

Equity compensation plans approved by InterDigital shareholders	1,475,758	$12.07	3,208,711
Equity compensation plans not approved by InterDigital shareholders(3)	204,660	$18.89	—
Total	1,680,418	$13.94	3,208,711

(1)	Column (a) includes 537,154 shares of common stock underlying outstanding time-based RSUs and 467,712 shares of common stock underlying outstanding performance-based RSUs, assuming a maximum payout of 300% of the target number of performance-based RSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).

(2)	On June 4, 2009, the company’s shareholders adopted and approved our 2009 Stock Incentive Plan (the “2009 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses. As of that date, no further grants were permitted under any previously existing stock plans of the company (the “Pre-existing Plans”), and all remaining equity instruments available for grant under the Pre-existing Plans became available for grant under the 2009 Plan. Amounts reported relate to the 2009 Plan.

(3)	Column (c) relates to a Pre-existing Plan, the company’s 2002 Stock Award and Incentive Plan (the “2002 Plan”). As of June 4, 2009, no further grants were permitted under the 2002 Plan. A description of the 2002 Plan is incorporated by reference to Note 11 to the consolidated financial statements set forth in the company’s annual report on Form 10-K for the year ended December 31, 2008.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the 45,326,113 shares of our common stock outstanding on February 21, 2011, by each person who is known to us, based upon filings with the SEC, to beneficially own more than 5% of our common stock, as well as by each director, each director nominee, each named executive officer and all directors and executive officers as a group. Except as otherwise indicated below and subject to the interests of spouses of the named beneficial owners, each named beneficial owner has sole voting and sole investment power with respect to the stock listed. Except for shares held in brokerage accounts that may, from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from those accounts, none of the shares reported are currently pledged as security for any outstanding loan or indebtedness. If a shareholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of February 21, 2011, pursuant to SEC rules, we treat the common stock underlying those securities as beneficially owned by that shareholder, and as outstanding shares when we calculate that shareholder’s percentage ownership of our common stock. However, pursuant to SEC rules, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other shareholder.

	Common Stock
		Percent
Name	Shares	of Class

Directors and Director Nominees:
Gilbert F. Amelio(1)	2,004	*
Jeffrey K. Belk(2)	4,370	*
Steven T. Clontz(3)	95,448	*
Edward B. Kamins	14,000	*
John A. Kritzmacher	2,414	*
William J. Merritt(4)	87,327	*
Jean F. Rankin	—	*
Robert S. Roath	17,992	*
Named Executive Officers:
Mark A. Lemmo(5)	32,604	*
Scott A. McQuilkin(6)	17,048	*
James J. Nolan(7)	23,299	*
Lawrence F. Shay(8)	27,302	*
All directors and executive officers as a group(9)(17 persons)	364,758	*
Greater than 5% Shareholder:
BlackRock, Inc.(10) 40 East 52nd Street New York, New York 10022	2,754,166	6.1%

*	Represents less than 1% of our outstanding common stock

(1)	Includes 2,004 shares of common stock issuable to Mr. Amelio upon settlement of RSUs that will vest within 60 days of February 21, 2011.

(2)	Includes 4,008 shares of common stock issuable to Mr. Belk upon settlement of RSUs that will vest within 60 days of February 21, 2011.

(3)	Includes 20,000 shares of common stock that Mr. Clontz has the right to acquire through the exercise of stock options within 60 days of February 21, 2011.

(4)	Includes 2,869 whole shares of common stock beneficially owned by Mr. Merritt through participation in the 401(k) Plan.

(5)	Includes 3,370 whole shares of common stock beneficially owned by Mr. Lemmo through participation in the 401(k) Plan.

(6)	Includes 1,193 whole shares of common stock beneficially owned by Mr. McQuilkin through participation in the 401(k) Plan.

(7)	Includes 2,250 shares of common stock that Mr. Nolan has the right to acquire through the exercise of stock options within 60 days of February 21, 2011 and 2,853 whole shares of common stock beneficially owned by Mr. Nolan through participation in the 401(k) Plan.

(8)	Includes 2,900 whole shares of common stock beneficially owned by Mr. Shay through participation in the 401(k) Plan.

(9)	Includes: 22,250 shares of common stock that all directors and executive officers as a group have the right to acquire through the exercise of stock options within 60 days of February 21, 2011; 6,012 shares of common stock issuable to all directors and executive officers as a group upon settlement of RSUs that will vest within 60 days of February 21, 2011; and 16,135 whole shares of common stock beneficially owned by all directors and executive officers as a group through participation in the 401(k) Plan.

(10)	As of December 31, 2010, based on information contained in the Schedule 13G/A filed on February 4, 2011 by BlackRock, Inc.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The company has a written statement of policy with respect to related person transactions that is administered by the audit committee. Under the policy, a “Related Person Transaction” means any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) between the company (including any of its subsidiaries) and a related person, in which the related person had, has or will have a direct or indirect material interest. A “Related Person” includes any of our executive officers, directors or director nominees, any shareholder owning in excess of 5% of our common stock, any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed as an executive officer or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. Related Person Transactions do not include certain transactions involving only director or executive officer compensation, transactions where the Related Person receives proportional benefits as a shareholder along with all other shareholders, transactions involving competitive bids or transactions involving certain bank-related services.

Pursuant to the policy, a Related Person Transaction may be consummated or may continue only if:

•	The audit committee approves or ratifies the transaction in accordance with the terms of the policy; or

•	The chairman of the audit committee, pursuant to authority delegated to the chairman by the audit committee, pre-approves or ratifies the transaction and the amount involved in the transaction is less than $100,000, provided that, for the Related Person Transaction to continue, it must be approved by the audit committee at its next regularly scheduled meeting.

It is the company’s policy to enter into or ratify Related Person Transactions only when the audit committee determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the company, including but not limited to situations where the company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or where the company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

In determining whether to approve or ratify a Related Person Transaction, the committee takes into account, among other factors it deems appropriate, whether the Related Person Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

Director Independence

Each year, prior to the annual meeting of shareholders, the board reviews and assesses the independence of its directors and makes a determination as to the independence of each director. During this review, the board considers transactions and relationships between each director or any member of his or her immediate family and our company and its subsidiaries and affiliates. The board measures these transactions and relationships against the independence requirements of NASDAQ. As a result of this review, the board affirmatively determined that each of Messrs. Gilbert F. Amelio, Jeffrey K. Belk, Steven T. Clontz, Edward B. Kamins and John A. Kritzmacher and Ms. Jean F. Rankin are “independent” in accordance with applicable NASDAQ listing standards. To our knowledge, none of the independent directors nor any members of their immediate family has any direct or indirect relationships with our company or its subsidiaries and affiliates, other than the director’s service as a director of the company.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees for professional services delivered by PricewaterhouseCoopers LLP (“PwC”), the company’s independent registered public accounting firm, for the fiscal years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Type of Fees
Audit Fees(1)	$575,000	$617,000
Audit-Related Fees(2)	$—	$70,000
Tax Fees(3)	$135,000	$363,000
All Other Fees(4)	$1,500	$1,500
Totals	$711,500	$1,051,500

(1)	Audit Fees consist of the aggregate fees billed by PwC for the above fiscal years for professional services rendered by PwC for the integrated audit of the company’s consolidated financial statements and the company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for review of the company’s interim consolidated quarterly financial statements included in the company’s quarterly reports on Form 10-Q and services that are normally provided by PwC in connection with regulatory filings or engagements for the above fiscal years.

(2)	Audit-Related Fees consist of the aggregate fees billed by PwC in 2009 for assurance and related services by PwC that were reasonably related to the performance of the audit or review of the company’s financial statements and are not reported above under the caption “Audit Fees,” and relate primarily to consultation concerning financial accounting and reporting standards.

(3)	Tax Fees consist of the aggregate fees billed by PwC in the above fiscal years related to a foreign tax study and other technical advice related to foreign tax matters.

(4)	All Other Fees consist of the aggregate fees billed by PwC in the above fiscal years for certain accounting research software purchased by the company from PwC.

Audit Committee Pre-Approval Policy for Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee has adopted a policy that requires the committee to pre-approve all audit and non-audit services to be performed by the company’s independent registered public accounting firm. Unless a service falls within a category of services that the audit committee already has pre-approved, an engagement to provide the service requires specific pre-approval by the audit committee. Also, proposed services exceeding pre-approved cost levels require specific pre-approval.

Consistent with the rules established by the SEC, proposed services to be provided by the company’s independent registered public accounting firm are evaluated by grouping the services and associated fees under one of the following four categories: Audit Services, Audit-Related Services , Tax Services and All Other Services. All proposed services for the following year are discussed and pre-approved by the audit committee, generally at a meeting or meetings that take place during the October through December time period. In order to render approval, the audit committee has available a schedule of services and fees approved by category for the current year for reference, and specific details are provided.

The audit committee has delegated pre-approval authority to its chairman for cases where services must be expedited. In cases where the audit committee chairman pre-approves a service provided by the independent registered public accounting firm, the chairman is required to report the pre-approval decisions to the audit committee at its next scheduled meeting. The company’s management periodically provides the audit committee with reports of all pre-approved services and related fees by category incurred during the current fiscal year, with forecasts of any additional services anticipated during the year.

All of the services performed by PwC related to fees disclosed above were pre-approved by the audit committee.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements.

The information required by this item begins on Page 61.

(2) Financial Statement Schedules.

Valuation Allowance for Deferred Tax Assets

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL, INC.

By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer

Date: March 28, 2011