Form 10-Q
period 2011-03-31
InterDigital, Inc.
filed 2011-04-28
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	45,357,244
Title of Class	Outstanding at April 25, 2011

InterDigital® is a registered trademark and SlimChipTM is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$200,117	$215,451
Short-term investments	327,324	326,218
Accounts receivable, less allowances of $1,750	22,576	33,632
Deferred tax assets	50,984	35,136
Prepaid and other current assets	10,492	9,119

Total current assets	611,493	619,556

PROPERTY AND EQUIPMENT, NET	7,892	8,344
PATENTS, NET	131,634	130,305
DEFERRED TAX ASSETS	45,131	71,754
OTHER NON-CURRENT ASSETS, NET	43,282	44,684

	227,939	255,087

TOTAL ASSETS	$839,432	$874,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$318	$288
Accounts payable	5,739	7,572
Accrued compensation and related expenses	6,565	22,933
Deferred revenue	132,923	134,804
Taxes payable	2,736	3,675
Dividend payable	4,535	4,526
Other accrued expenses	7,420	4,762

Total current liabilities	160,236	178,560

LONG-TERM DEBT	104	180
LONG-TERM DEFERRED REVENUE	289,783	332,174
OTHER LONG-TERM LIABILITIES	12,605	10,613

TOTAL LIABILITIES	462,728	521,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 68,917 and 68,602 shares issued and 45,347 and 45,032 shares outstanding	689	686
Additional paid-in capital	530,633	525,767
Retained earnings	414,506	395,799
Accumulated other comprehensive income	123	111

	945,951	922,363
Treasury stock, 23,570 shares of common held at cost	569,247	569,247

Total shareholders’ equity	376,704	353,116

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$839,432	$874,643

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010
REVENUES	$78,458	$116,187

OPERATING EXPENSES:
Selling, general and administrative	7,780	7,519
Patent administration and licensing	15,948	17,823
Development	17,424	16,164

	41,152	41,506

Income from operations	37,306	74,681

OTHER (EXPENSE) INCOME	(942)	600

Income before income taxes	36,364	75,281

INCOME TAX PROVISION	(13,025)	(26,454)

NET INCOME	$23,339	$48,827

NET INCOME PER COMMON SHARE — BASIC	$0.52	$1.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	45,306	43,614

NET INCOME PER COMMON SHARE — DILUTED	$0.51	$1.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	45,872	44,383

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.00

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,339	$48,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,842	5,482
Deferred revenue recognized	(61,610)	(61,357)
Increase in deferred revenue	17,338	8,575
Deferred income taxes	10,775	(7,450)
Share-based compensation	1,676	1,442
Impairment of long-term investment	1,301	—
Other	61	8
Decrease (increase) in assets:
Receivables	11,056	64,096
Deferred charges	42	(3,417)
Other current assets	(1,340)	856
(Decrease) increase in liabilities:
Accounts payable	(950)	2,467
Accrued compensation	(14,537)	(1,803)
Accrued taxes payable	(858)	14,818
Other accrued expenses	2,658	158

Net cash (used in) provided by operating activities	(5,207)	72,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(185,714)	(190,264)
Sales of short-term investments	184,585	121,141
Purchases of property and equipment	(931)	(442)
Capitalized patent costs	(6,671)	(6,855)

Net cash used in investing activities	(8,731)	(76,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	2,612	6,595
Payments on long-term debt, including capital lease obligations	(46)	(354)
Dividends Paid	(4,526)	—
Tax benefit from share-based compensation	564	982

Net cash (used in) provided by financing activities	(1,396)	7,223

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,334)	3,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,451	210,863

CASH AND CASH EQUIVALENTS, END OF PERIOD	$200,117	$214,368

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
1. BASIS OF PRESENTATION:
     In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2011, and the results of our operations for the three months ended March 31, 2011 and 2010 and our cash flows for the three months ended March 31, 2011 and 2010. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (our “2010 Form 10-K/A”) as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2011. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
     There have been no material changes in our existing accounting policies from the disclosures included in our 2010 Form 10-K/A.
New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
     In September 2009, the Financial Accounting Standards Board (“FASB”) finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. However, adoption is permitted as early as the interim period ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified agreements or retrospectively. We have adopted this guidance effective January 1, 2011, and will apply this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. As a result of this new guidance, we will recognize revenue from new or materially modified agreements with multiple elements and fixed payments earlier than we would have under our old policy. As we did not enter into any new or materially modified agreements with multiple elements and fixed payments in first quarter 2011 that would have been impacted by this guidance, the adoption did not have a material impact on the timing or pattern of revenue recognition.
2. INCOME TAXES:
     In first quarter 2011, our effective tax rate was approximately 35.8% based on the statutory federal tax rate net of discrete state and foreign taxes. During first quarter 2010, our effective tax rate was approximately 35.1% based on the statutory federal tax rate net of discrete state and foreign taxes.
     During first quarter 2011 and first quarter 2010, we paid approximately $3.0 million and $16.5 million, respectively, of foreign source withholding tax. We previously accrued approximately $2.0 million of the first quarter 2011 foreign source withholding payment and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

3. NET INCOME PER SHARE:
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

	For the Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$23,339	$23,339	$48,827	$48,827

Denominator:

Weighted-average shares outstanding: Basic	45,306	45,306	43,614	43,614

Dilutive effect of stock options and RSUs		566		769

Weighted-average shares outstanding: Diluted		45,872		44,383

Earnings Per Share:

Net income: Basic	$0.52	0.52	$1.12	1.12

Dilutive effect of stock options and RSUs		(0.01)		(0.02)

Net income: Diluted		$0.51		$1.10

     For three months ended March 31, 2011 and 2010, options to purchase zero and approximately 0.1 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.
4. LITIGATION AND LEGAL PROCEEDINGS:
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
     On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital’s appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit’s decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit’s decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit’s decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit’s decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit’s waiver finding was dispositive, and seeking the dismissal of Nokia’s complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital’s request and dismissed all of Nokia’s claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital’s motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. InterDigital filed its opening brief in the appeal on July 28, 2010. Nokia filed its brief on November 29, 2010. InterDigital filed its reply brief on December 13, 2010. The Second Circuit heard oral argument on March 7, 2011. The Court has not yet issued a decision in this appeal.
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
     On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the Commission. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the Commission took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the Commission’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the Commission’s determination of no Section 337 violation, and a remand for further proceedings before the Commission. InterDigital is not appealing the Commission’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the Commission filed their briefs on July 13, 2010. In their briefs, Nokia and the Commission argue that the Commission correctly construed the claim terms asserted by InterDigital in its appeal and that the Commission properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the Commission’s finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the Commission erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the Commission’s finding of no Section 337 violation should be affirmed on that additional basis. InterDigital filed its reply brief on August 30, 2010. The Court heard oral argument in the appeal on January 13, 2011. The Court has not yet issued a decision in this appeal.
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
5. EQUITY TRANSACTIONS:
     Repurchase of Common Stock
     In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company can repurchase shares under the program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. We did not make any share repurchases during first quarter 2010, first quarter 2011, or from April 1, 2011 through April 27, 2011.
     Dividends
     In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy, pursuant to which the Company plans to pay a regular quarterly cash dividend of $0.10 per share on its common stock. The Board also declared the first quarterly cash dividend in fourth quarter 2010, which was paid on February 2, 2011 to shareholders of record of the Company’s common stock at the close of business on January 12, 2011. On March 2, 2011, the Board declared a cash dividend of $0.10 per share on its common stock that was paid on April 27, 2011 to shareholders of record at the close of business on April 6, 2011.

     Common Stock Warrants
     As of March 31, 2010, we had no warrants outstanding. On March 29, 2011 and March 30, 2011, we entered into privately negotiated warrant transactions with Barclays Bank PLC, through its agent, Barclays Capital Inc., whereby we sold to Barclays Bank PLC warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at a strike price of $66.3528 per share, also subject to adjustment. The warrants become exercisable in tranches starting in June 2016. Although the warrants were issued on March 29, 2011 and March 30, 2011, pursuant to the terms of the agreements the Company did not receive the consideration for the warrants ($27.6 million and $4.1 million, respectively) until April 4, 2011. For accounting purposes, the Company is not treating the warrants as outstanding as of March 31, 2011.
6. COMPREHENSIVE INCOME:
     The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income	$23,339	$48,827
Unrealized gain (loss) on investments	12	(27)

Total comprehensive income	$23,351	$48,800

7. CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
     Concentration of Credit Risk and Fair Value of Financial Instruments
     Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
     Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2011, four customers comprised 96% of our net accounts receivable balance. At December 31, 2010, four customers represented 92% of our net accounts receivable balance. We perform ongoing credit evaluations of our customers, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
     Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$180,113	$—	$—	$180,113
Commercial paper (b)	15,223	179,816	—	195,039
U.S. government agencies	22,107	105,767	—	127,874
Corporate bonds	11,048	13,367	—	24,415

	$228,491	$298,950	$—	$527,441

(a)	Included within cash and cash equivalents

(b)	Includes $20.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$181,465	$—	$—	$181,448
Commercial paper (b)	15,541	159,853	—	175,411
U.S. government agencies (b)	24,339	137,729	—	162,068
Corporate bonds	8,992	13,750	—	22,742

	$230,337	$311,332	$—	$541,669

(a)	Included within cash and cash equivalents

(b)	Includes $12.0 million and $22.0 million of commercial paper and U.S. government securities, respectively, that is included within cash and cash equivalents.
8. SUBSEQUENT EVENTS:
Senior Convertible Note, Note Hedge and Warrant Transactions
     On April 4, 2011, InterDigital issued $230.0 million in aggregate principal amount of its 2.50% Senior Convertible Notes due 2016 (the “Notes”) pursuant to an indenture (the “Indenture”), dated as of April 4, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year, commencing September 15, 2011. The Notes will mature on March 15, 2016, unless earlier converted or repurchased. The Notes are the Company’s senior unsecured obligations and rank equally in right of payment with any of the Company’s future senior unsecured indebtedness, and the Notes are structurally subordinated to the Company’s future secured indebtedness to the extent of the value of the related collateral and to the indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries, except with respect to any subsidiaries that become guarantors pursuant to the terms of the Indenture.
     The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock at an initial conversion rate of 17.3458 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $57.65 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances as set forth in the Indenture.
     Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 15, 2015, the Notes will be convertible only under certain circumstances as set forth in the Indenture. Commencing on December 15, 2015, the Notes will be convertible in multiples of $1,000 principal amount, at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding the maturity date of the Notes. Upon any conversion, the conversion obligation will be settled in cash up to, and including, the principal amount and, to the extent of any excess over the principal amount, in shares of common stock.
     If a fundamental change (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
     The Company may not redeem the Notes prior to their maturity date.

     On March 29 and March 30, 2011, in connection with the offering of the Notes, InterDigital entered into convertible note hedge transactions with respect to its common stock with a counterparty. The two convertible note hedge transactions cover, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of common stock, respectively, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes.
     The Company paid on April 4, 2011 $37.1 million and $5.6 million for the convertible note hedge transactions entered into on March 29 and March 30, 2011, respectively. The aggregate cost of the convertible note hedge transactions was $42.7 million. As described in more detail below, this cost was partially offset by the proceeds from the sale of the warrants in separate transactions.
     The convertible note hedge transactions are intended generally to reduce the potential dilution to the common stock upon conversion of the Notes in the event that the market price per share of the common stock is greater than the strike price.
     The convertible note hedge transactions are separate transactions and are not part of the terms of the Notes. Holders of the Notes have no rights with respect to the convertible note hedge transactions.
     On March 29 and March 30, 2011, InterDigital also entered into privately-negotiated warrant transactions with a counterparty, whereby InterDigital sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock at a strike price of $66.3528 per share, also subject to adjustment. The warrants become exercisable in tranches starting in June 2016. As consideration for the warrants issued on March 29 and March 30, 2011, the Company received, on April 4, 2011, $27.6 million and $4.1 million, respectively.
     If the market value per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants at the time the warrants are exercisable, the warrants will have a dilutive effect on the Company’s earnings per share.
Accounting Treatment of the Senior Convertible Note, Convertible Note Hedge and Warrant Transactions
     The offering of the Notes on March 29, 2011 was for $200.0 million and included an overallotment option that allowed the initial purchaser to purchase up to an additional $30.0 million aggregate principal amount of Notes. The initial purchaser exercised its overallotment option on March 30, 2011, bringing the total amount of Notes issued on April 4, 2011 to $230.0 million.
     In connection with the offering of the Notes, as discussed above, InterDigital entered into convertible note hedge transactions with respect to its common stock. The $42.7 million cost of the convertible note hedge transactions was partially offset by the proceeds from the sale of the warrants described above, resulting in a net cost of $10.9 million.
     Existing accounting guidance provides that the March 29, 2011 convertible note hedge and warrant contracts be treated as derivative instruments for the period during which the initial purchaser’s overallotment option was outstanding. Once the overallotment provision was exercised on March 30, 2011, the March 29 convertible note hedge and warrant contracts were reclassified to equity, as the settlement terms of the Company’s note hedge and warrant contracts both provide for net share settlement. There was no material net change in the value of these convertible note hedges and warrants during the one day they were classified as derivatives and the equity components of these instruments will not be adjusted for subsequent changes in fair value.
     Under current accounting guidance, the Company will bifurcate the proceeds from the offering of the Notes between the liability and equity components of the debt. The Company expects the liability and equity components to be $187.0 million and $43.0 million, respectively. The $187.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The $43.0 million ($28.0 million net of tax) equity component represents the difference between the fair value of the $187.0 million in debt and the $230.0 million of gross proceeds. The related debt discount of $43.0 million is expected to be amortized using the effective interest method over the expected life of the Notes. An effective interest rate of 7% was used to calculate the debt discount on the Notes.
     In connection with the above-noted transactions, the Company incurred an estimated $7.9 million of directly related costs. The initial purchaser’s transaction fees and related offering expenses will be allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. The $6.4 million of debt issuance costs allocated to the liability component of the debt will be capitalized as deferred financing costs in second quarter 2011 and amortized to interest expense over the expected term of the debt using the effective interest method. The $1.5 million of costs allocated to the equity component of the debt will be recorded in second quarter 2011 as a reduction of the equity component of the debt.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2010 Form 10-K/A, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms in our 2010 Form 10-K/A for a list and detailed descriptions of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q.
Patent Licensing
     Patent licensing revenue decreased approximately $8.2 million from fourth quarter 2010 to first quarter 2011. This sequential decrease was driven by the absence of $14.4 million in quarterly revenue from LG Electronics, Inc. (“LG”) in connection with the December 31, 2010 expiration of their 3G license. This decrease was partly offset by a $3.9 million sequential increase in per-unit royalty revenue and a total of $2.3 million of past sales recognized in first quarter 2011 from the resolution of a routine audit with an existing customer and the new patent license agreement signed with Acer, Inc.
Technology Solutions
     Technology solutions revenue in first quarter 2011 of $1.5 million decreased $8.6 million from fourth quarter 2010. The decrease was primarily driven by the fourth quarter 2010 recognition of $8.2 million associated with the final deliveries of technologies under existing engineering services agreements.
Intellectual Property Enforcement
     Please see Note 4, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following matter and other matters:
     On November 30, 2009, we filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the USITC in connection with the USITC investigation initiated by us against Nokia in 2007. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the USITC took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital’s opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the USITC’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the USITC’s determination of no Section 337 violation, and a remand for further proceedings before the USITC. InterDigital is not appealing the USITC’s determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the USITC filed their briefs on July 13, 2010. In their briefs, Nokia and the USITC argue that the USITC correctly construed the claim terms asserted by InterDigital in its appeal and that the USITC properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the USITC’s finding of non-infringement should be affirmed based on an additional claim term. Nokia further argues that the USITC erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the USITC’s finding of no Section 337 violation should be affirmed on that additional basis. InterDigital filed its reply brief on August 30, 2010. The Court heard oral argument in the appeal on January 13, 2011. The Court has not yet issued a decision in this appeal.
Comparability of Financial Results
     When comparing first quarter 2011 financial results against other periods, the following items should be taken into consideration:
•	Our first quarter 2011 revenue includes $2.3 million of past sales, primarily related to the resolution of a routine audit of an existing customer and the signing of a new patent license agreement.

•	Our first quarter 2011 other expense includes a $1.3 million charge related to impairments on our investments in other entities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Form 10-K/A. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K/A. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2010 Form 10-K/A. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
     Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, existing stock repurchase program and dividend program in the next twelve months.
     On April 4, 2011, we completed an offering of $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the “Notes”). The net proceeds from the offering were approximately $222.1 million, after deducting the initial purchaser’s discount and estimated offering expenses. A portion of the net proceeds of the offering were used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the Notes. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include, among other things: acquisitions of intellectual property-related assets or businesses or securities in such businesses; capital expenditures; and working capital. Giving effect to the offering of the Notes, we would have had $230.4 million in outstanding indebtedness as of March 31, 2011.
Cash, cash equivalents and short-term investments
     At March 31, 2011 and December 31, 2010, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31,	December 31,	(Decrease) /
	2011	2010	Increase
Cash and cash equivalents	$200,117	$215,451	$(15,334)
Short-term investments	327,324	326,218	1,106

Total Cash, cash equivalents and short-term investments	$527,441	$541,669	$(14,228)

     Our cash, cash equivalents and short-term investments decreased $14.2 million during first quarter 2011. The decrease was primarily due to payments against our short-term and long-term cash incentive obligations and cash dividend payments made during first quarter 2011.
Cash (used in) provided by operations
     We used or generated the following cash flows from our operating activities in first quarter 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
			(Decrease) /
	2011	2010	Increase
Cash (used in) provided by operating activities	$(5,207)	$72,702	$(77,909)
     Cash used in operating activities during first quarter 2011 was primarily due to cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash compensation, and impairments of long-term investments) of $32.3 million, short-term and long-term incentive compensation payments of $20.1 million and foreign source withholding tax payments of $3.0 million. These uses of cash were partially offset by receipts of approximately $45.2 million related to patent license and technology solutions agreements. We received $11.0 million of fixed fee payments and $25.2 million of per-unit royalty payments, including past sales and prepayments, from existing customers and a new customer. Cash receipts from our technology solutions agreements totaled $9.0 million, primarily related to royalties and other license fees associated with our SlimChip modem core. Additionally, $5.2 million of other working capital changes partially offset cash used in operating activities during first quarter 2011.
     The positive operating cash flow in first quarter 2010 arose principally from receipts of approximately $127.8 million related to patent license and technology solutions agreements. These receipts included the third of four $100.0 million installments from Samsung under our January 2009 license agreement. We also received per-unit royalty payments and prepayments of $23.4 million from other existing licensees, other fixed-fee payments of $0.7 million, and cash receipts from our technology solutions agreements totaling $3.7 million, primarily related to royalties associated with our SlimChip modem core. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, non-cash repositioning charges, and non-cash compensation) of $34.6 million, cash payments for foreign source withholding taxes of $16.5 million related to Samsung cash receipts, and $4.0 million in other working capital changes during first quarter 2010.
Working capital
     We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue, provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2011 and December 31, 2010 (in thousands) as follows:

	March 31,	December 31,	Increase /
	2011	2010	(Decrease)
Current assets	$611,493	$619,556	$(8,063)
Current liabilities	(160,236)	(178,560)	18,324

Working capital	451,257	440,996	10,261

(Subtract) Add
Cash and cash equivalents	(200,117)	(215,451)	15,334
Short-term investments	(327,324)	(326,218)	(1,106)
Current portion of long-term debt	318	288	30
Current deferred revenue	132,923	134,804	(1,881)

Adjusted working capital	$57,057	$34,419	$22,638

     The $22.6 million increase in adjusted working capital is primarily attributable to the decrease in accrued compensation associated with first quarter 2011 payments against our short-term and long-term cash incentive obligations. Additionally, the expected utilization of our deferred tax assets resulted in an increase to our short-term deferred tax assets and contributed to the increase in adjusted working capital.
Cash used in or provided by investing and financing activities
     We used net cash in investing activities of $8.7 million and $76.4 million in first quarter 2011 and 2010, respectively. We purchased $1.1 million and $69.1 million of short-term marketable securities, net of sales, in first quarter 2011 and 2010, respectively. This decrease in net purchases was due to the lower level of cash receipts discussed above. Purchases of property and equipment increased to $0.9 million in first quarter 2011 from $0.4 million in first quarter 2010 due to the higher levels of development tools and engineering equipment needed in first quarter 2011. Investment costs associated with patents decreased to $6.7 million in the first quarter 2011 from $6.9 million for first quarter 2010.
     Net cash (used in) provided by financing activities decreased by $8.6 million primarily due to our dividend payment in first quarter 2011, which did not occur in first quarter 2010, and lower levels of proceeds from stock option exercises.
Other
     Our combined short-term and long-term deferred revenue balance at March 31, 2011 was approximately $422.7 million, a decrease of $44.3 million from December 31, 2010. We have no material obligations associated with such deferred revenue. In first quarter 2011, deferred revenue decreased $61.6 million due to the deferred revenue recognition of $35.2 million related to the amortization of fixed fee royalty payments and $26.4 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our customers) and technology solutions agreements. These decreases were partially offset by gross increases in deferred revenue of $17.3 million, primarily related to cash received or due from patent license and technology solutions customers. In addition, we are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. As of March 31, 2011 and December 31, 2010, we have deferred related revenue of approximately $12.8 million and $8.6 million, respectively.
     Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the March 31, 2011 deferred revenue balance of $422.7 million by $132.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our customers report against prepaid balances.
     At March 31, 2011 and December 31, 2010, we had approximately 0.5 million and 0.7 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $6.8 million and $9.4 million of cash proceeds to the Company if they are fully exercised.
RESULTS OF OPERATIONS
First Quarter 2011 Compared to First Quarter 2010
Revenues
     The following table compares first quarter 2011 revenues to first quarter 2010 revenues (in millions):

	For the Three Months
	Ended March 31,
	2011	2010	(Decrease)/Increase
Per-unit royalty revenue	$39.5	$30.0	$9.5	32%
Fixed fee amortized royalty revenue	35.2	48.1	(12.9)	(27%)

Current patent royalties	74.7	78.1	(3.4)	(4%)
Past sales	2.3	35.7	(33.4)	(94%)

Total patent licensing royalties	77.0	113.8	(36.8)	(32%)
Technology solutions revenue	1.5	2.4	(0.9)	(38%)

Total revenue	$78.5	$116.2	$(37.7)	(33%)

     The $37.7 million decrease in total revenue was primarily attributable to a $36.8 million decrease in patent licensing royalties. Of this decrease in patent licensing royalties, $33.4 million was attributable to a decrease in past sales revenue resulting from the patent license agreement signed with Casio Hitachi Mobile Communications Co., Ltd. (“CHMC”) and the resolution of a routine audit with an existing customer in first quarter 2010. The remaining $3.4 million decrease was driven by a reduction in fixed fee amortized royalty revenue ($12.9 million) that was partially offset by an increase in per-unit royalty revenue ($9.5 million). The $12.9 million decrease in fixed fee amortized royalty revenue was primarily driven by the expiration of the 3G portion of our patent license agreement with LG at the end of fourth quarter 2010. This decrease was partially offset by the expansion of a patent license agreement with an existing customer in second quarter 2010. The $9.5 million increase in per-unit royalty revenues was due to strong sales from customers with concentrations in smartphones as well as the renewal of a patent license agreement with an existing customer. The decrease in technology solutions revenue was attributable to a decrease in royalties recognized on our SlimChip modem IP as a result of the previously discussed arbitration associated with one of our technologies solutions agreements.
     In first quarter 2011 and first quarter 2010, 58% and 59% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of these amounts. During first quarter 2011 and first quarter 2010, the following customers accounted for 10% or more of our total revenues:

	For the Three Months
	Ended March 31,
	2011	2010
Samsung Electronics Company, Ltd.	33%	22%
Research in Motion Limited	15%	<10%
HTC Corporation	10%	<10%
LG Electronics, Inc	—	12%
Casio Hitachi Mobile Communications Co., Ltd.	—	25%
Operating Expenses
     The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months
	Ended March 31,
	2011	2010	Increase/ (Decrease)
Selling, general and administrative	$7.8	$7.5	$0.3	4%
Patent administration and licensing	15.9	17.8	(1.9)	(11%)
Development	17.4	16.2	1.2	7%

Total operating expenses	$41.1	$41.5	$(0.4)	(1%)

     Operating expenses decreased (1%) to $41.1 million in first quarter 2011 from $41.5 million in first quarter 2010. The ($0.4) million decrease was primarily due to net changes in the following items (in millions):

(Decrease) /Increase
Intellectual property enforcement	$(2.8)
Long-term compensation	(0.7)
Other	(0.2)
Consulting services	1.6
Personnel-related costs	1.3
Depreciation and patent amortization	0.4

Total decrease in operating expenses	$(0.4)

     Intellectual property enforcement decreased $2.8 million due to lower levels of activity. The decrease in long-term compensation was primarily due to a first quarter 2010 charge of $0.9 million to increase our accrual rate for a cash incentive period under our long-term compensation program (“LTCP”). Depreciation and patent amortization increased due to higher levels of capitalized patent costs in recent years. Personnel-related costs grew $1.3 million primarily due to increased personnel levels within our patents, licensing and advanced research groups. Consulting services increased $1.6 million primarily to support research and development projects initiated within the last twelve months.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to increased labor costs.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement costs. This decrease was partially offset by increases in personnel-related costs and patent amortization.
Development Expense: The increase in development expense was primarily attributable to the above-noted increases personnel-related costs and consulting services. This increase was partially offset by a decrease in long-term compensation.
Other (Expense) Income, net
     In first quarter 2011, we reported net other expense of $0.9 million as compared to net other income of $0.6 million in first quarter 2010. The change between periods resulted from the recognition of $1.3 million in investment impairments in first quarter 2011.
Contractual Obligations
     On April 4, 2011, InterDigital entered into an indenture (the “Indenture”), dated as of April 4, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, pursuant to which the $230.0 million in Notes were issued. The Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year, commencing September 15, 2011. The Notes will mature on March 15, 2016, unless earlier converted or repurchased.
     On March 29 and March 30, 2011, in connection with the offering of the Notes, InterDigital entered into convertible note hedge transactions with respect to its common stock at a total cost of $47.7 million, which was paid to the counterparty on April 4, 2011.
     For more information on these transactions, see Note 8, “Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Expected Trends
     We will provide our expectations for our second quarter 2011 revenue after we receive and review the applicable patent licensing and product sales royalty reports.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our amortization of fixed fee royalty payments and recognition of deferred technology solutions revenue over the next twelve months to reduce our March 31, 2011 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	Our ability to obtain additional liquidity through debt and equity financings;

•	Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, existing stock repurchase program and dividend program in the next twelve months; and

•	Our expectation regarding the impact on our future revenue and cash flow of the recent disaster in Japan.
     Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors of our 2010 Form 10-K/A and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2010 Form 10-K/A.

Item 4.	CONTROLS AND PROCEDURES.
     The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
     The information required by this Item is incorporated by reference to Note 4, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.
     Reference is made to Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2010 (the “2010 Form 10-K/A”) for information concerning risk factors. In connection with the private placement of the Notes and the other transactions entered into in connection therewith (discussed more fully in Note 8, “Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), we are updating the risk factors contained in the 2010 Form 10-K/A to include those set forth below.
     The following risk factors should be read in conjunction with the risk factors set forth the 2010 Form 10-K/A. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2010 Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Risks Related to Our Business
The recent disaster in Japan could negatively affect our future revenue and cash flow.
     We derive a significant portion of our revenue and cash flow from customers in Japan, as well as from customers that rely on parts and chemicals that are manufactured in Japan. On March 11, 2011, an earthquake and tsunami struck Japan that may have an adverse impact on sales of cellular handsets in Japan and worldwide and that may also impact the cellular handset supply chain. Consequently, these events may have an adverse impact on the future per-unit royalties reported by some of our customers. Because these events occurred late in first quarter 2011 and due to our practice of reporting per-unit revenues on a one-quarter lag, we expect that the impact of these events on second quarter 2011 total revenue will be modest. However, we are unable to predict at this time what the full impact of these events on our company’s future results will be or the timing and duration of any such impact. Accordingly, our future revenue and cash flow could decline as a result of this disaster.
Risks Relating to Our Common Stock and the Notes
The price of our common stock is volatile and may decline regardless of our operating performance.
     Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 1, 2008 to April 27, 2011, the trading price of our common stock has ranged from a low of $16.20 per share to a high of $58.64 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	price and volume fluctuations in the overall stock market;

•	market conditions or trends in our industry or the economy as a whole;

•	changes in operating performance and stock market valuations of other wireless communications companies generally;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to technology development, litigation, arbitration and other legal proceedings in which we are involved and intellectual property impacting us or our business;

•	announcements concerning licensing and technology matters and strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures;

•	investor perceptions as to the likelihood of achievement of near-term goals;

•	changes in market share of significant customers;

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of mergers or acquisition transactions;

•	our inclusion or deletion from certain stock indices;

•	announcements of technical innovations or new products by our competitors or customers;

•	announcements of changes in our senior management;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.
     In addition, the stock markets, and in particular the NASDAQ Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Our increased indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.
     As adjusted to give effect to the issuance of the Notes, our total consolidated long-term debt as of March 31, 2011 would have been approximately $230.4 million.
This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the Notes;

•	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
     Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Notes.
     Our ability to meet our payment and other obligations under the Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the Notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes, and this default could cause us to be in default on any other future outstanding indebtedness.
The convertible note hedge transactions and warrant transactions that we entered into in connection with the offering of the Notes may affect the value of our common stock.
     In connection with the offering of the Notes, we entered into convertible note hedge transactions with an affiliate of the initial purchaser (the “option counterparty”). We also sold warrants to the option counterparty. These transactions will be accounted for as an adjustment to our stockholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants will have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.
     In connection with establishing its initial hedge of these transactions, the option counterparty (and/or an affiliate thereof) purchased our common stock in open market transactions and/or privately negotiated transactions and/or entered various cash-settled derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the Notes. The option counterparty (and/or an affiliate thereof) may modify its hedge positions from time to time (including during any conversion period related to a conversion of the Notes) by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in open market transactions and/or privately negotiated transactions. The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
     The option counterparty is a financial institution or the affiliate of a financial institution, and we will be subject to the risk that the option counterparty may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparty will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If the option counterparty become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in volatility of our common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparty.
Future sales or other dilution of our equity could depress the market price of our common stock.
     Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. We also have several institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.

     Under certain circumstances, shares of our common stock could be issued upon conversion of the Notes, which would dilute the ownership interest of our existing stockholders. In addition, the issuance of additional common stock, or issuances of securities convertible into or exercisable for our common stock or other equity linked securities, including preferred stock or warrants, would dilute the ownership interest of our common stockholders and could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
Provisions of the Notes could discourage an acquisition of us by a third party.
     Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, including the sale of all or substantially all of our assets, holders of the Notes will have the right, at their option, to require us to repurchase all of their Notes or any portion of the principal amount of such Notes. We may also be required to issue additional shares upon conversion in the event of certain fundamental change transactions. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and could have the effect of discouraging delaying or preventing an acquisition of us by a third party.
If securities or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
     The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is possible that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
The accounting method for convertible debt securities, such as the Notes, could have a material adverse effect on our reported financial results.
     In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments, such as the Notes, that will be settled partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the fair value of the conversion option of the Notes be reported as a component of stockholders’ equity and included in the additional paid-in-capital on our consolidated balance sheet. The value of the conversion option of the Notes will be reported as discount to the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 4, 2011, on March 29, 2011 and March 30, 2011, we entered into privately-negotiated warrant transactions with Barclays Bank PLC (the “Counterparty”), through its agent, Barclays Capital Inc., whereby we sold to the Counterparty warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares, respectively, of our common stock at a strike price of $66.3528 per share, also subject to adjustment. The warrants become exercisable in tranches starting in June 2016. As consideration for the warrants issued on March 29, 2011 and March 30, 2011, we received $27.6 million and $4.1 million, respectively. If the market value per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants at the time the warrants are exercisable, we will issue the Counterparty shares of our common stock having a value equal to such excess, as measured under the terms of the warrants. The warrants were sold to the Counterparty in separate privately-negotiated warrant transactions pursuant to the exemption from the registration requirements afforded by Section 4(2) of the Securities Act of 1933, as amended.
     We did not repurchase any shares of our common stock during first quarter 2011 or from April 1, 2011 through April 27, 2011.

ITEM 6.	EXHIBITS.
     The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
*Exhibit 4.1	Indenture, dated April 4, 2011, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.1 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 4.2	Form of 2.50% Senior Convertible Note due 2016. (Exhibit 4.2 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

Exhibit 4.3	Specimen Stock Certificate of InterDigital, Inc.

*Exhibit 10.1	Bond Hedge Transaction Confirmation, dated March 29, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 10.2	Bond Hedge Transaction Confirmation, dated March 30, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 10.3	Warrant Transaction Confirmation, dated March 29, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 10.4	Warrant Transaction Confirmation, dated March 30, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.4 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101	The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 28, 2011, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). †

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

INTERDIGITAL, INC.
Date: April 28, 2011	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 28, 2011	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: April 28, 2011	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
*Exhibit 4.1	Indenture, dated April 4, 2011, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.1 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 4.2	Form of 2.50% Senior Convertible Note due 2016. (Exhibit 4.2 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

Exhibit 4.3	Specimen Stock Certificate of InterDigital, Inc.

*Exhibit 10.1	Bond Hedge Transaction Confirmation, dated March 29, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 10.2	Bond Hedge Transaction Confirmation, dated March 30, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 10.3	Warrant Transaction Confirmation, dated March 29, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

*Exhibit 10.4	Warrant Transaction Confirmation, dated March 30, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.4 to InterDigital’s Current Report on Form 8-K dated April 4, 2011).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101	The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on April 28, 2011, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). †

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