Form 10-Q
period 2011-06-30
InterDigital, Inc.
filed 2011-07-29
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	45,443,946
Title of Class	Outstanding at July 25, 2011

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Income — Three and Six Months Ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 Controls and Procedures	25
Part II — Other Information:
Item 1 Legal Proceedings	26
Item 1A Risk Factors	26
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6 Exhibits	28
SIGNATURES	29
EXHIBIT INDEX	30
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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$379,589	$215,451
Short-term investments	321,524	326,218
Accounts receivable, less allowances of $1,750	29,734	33,632
Deferred tax assets	51,754	35,136
Prepaid and other current assets	10,850	9,119
Total current assets	793,451	619,556
PROPERTY AND EQUIPMENT, NET	7,609	8,344
PATENTS, NET	134,099	130,305
DEFERRED TAX ASSETS	56,959	71,754
OTHER NON-CURRENT ASSETS	47,904	44,684
	246,571	255,087
TOTAL ASSETS	$1,040,022	$874,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$301	$288
Accounts payable	5,326	7,572
Accrued compensation and related expenses	9,231	22,933
Deferred revenue	132,962	134,804
Taxes payable	3,786	3,675
Dividend payable	4,540	4,526
Other accrued expenses	8,634	4,762
Total current liabilities	164,780	178,560
LONG-TERM DEBT	188,822	180
LONG-TERM DEFERRED REVENUE	250,551	332,174
OTHER LONG-TERM LIABILITIES	14,228	10,613

TOTAL LIABILITIES	618,381	521,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 68,968 and 68,602 shares issued and 45,398 and 45,032 shares outstanding	689	686
Additional paid-in capital	563,128	525,767
Retained earnings	427,027	395,799
Accumulated other comprehensive income	44	111
	990,888	922,363
Treasury stock, 23,570 shares of common held at cost	569,247	569,247
Total shareholders’ equity	421,641	353,116
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,040,022	$874,643

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
REVENUES	$69,873	$91,153	$148,331	$207,340

OPERATING EXPENSES:
Patent administration and licensing	16,756	14,707	32,704	32,530
Development	15,763	16,364	33,187	32,528
Selling, general and administrative	7,547	7,008	15,327	14,527
	40,066	38,079	81,218	79,585

Income from operations	29,807	53,074	67,113	127,755

OTHER (EXPENSE) INCOME	(3,381)	889	(4,323)	1,489
Income before income taxes	26,426	53,963	62,790	129,244
INCOME TAX PROVISION	(9,270)	(19,000)	(22,295)	(45,454)
NET INCOME	$17,156	$34,963	$40,495	$83,790
NET INCOME PER COMMON SHARE — BASIC	$0.38	$0.80	$0.89	$1.91
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	45,369	43,971	45,338	43,794
NET INCOME PER COMMON SHARE — DILUTED	$0.37	$0.78	$0.88	$1.88
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	45,843	44,706	45,858	44,546
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.00	$0.20	$0.00

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,495	$83,790
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,751	10,803
Accretion of debt discount	1,834	—
Amortization of financing costs	326	—
Deferred revenue recognized	(118,934)	(133,643)
Increase in deferred revenue	35,469	52,497
Deferred income taxes	(1,823)	(7,360)
Share-based compensation	3,367	2,634
Impairment of long-term investment	1,616	—
Other	(254)	161
Increase (decrease) in assets:
Receivables	3,898	53,819
Deferred charges	173	(2,530)
Other current assets	(661)	1,169
(Decrease) increase in liabilities:
Accounts payable	(2,104)	1,703
Accrued compensation	(10,231)	2,784
Accrued taxes payable	(51)	17,407
Other accrued expenses	3,872	(1,686)
Net cash (used in) provided by operating activities	(31,257)	81,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(362,285)	(309,548)
Sales of short-term investments	367,142	240,151
Purchases of property and equipment	(1,826)	(1,088)
Capitalized patent costs	(13,126)	(13,868)
Net cash used in investing activities	(10,095)	(84,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	2,952	8,465
Payments on long-term debt, including capital lease obligations	(141)	(434)
Dividends paid	(9,062)	—
Proceeds from issuance of convertible senior notes	230,000	—
Purchase of convertible bond hedge	(42,665)	—
Proceeds from issuance of warrants	31,740	—
Payments of debt issuance costs	(8,015)	—
Tax benefit from share-based compensation	681	1,342
Net cash provided by financing activities	205,490	9,373
NET INCREASE IN CASH AND CASH EQUIVALENTS	164,138	6,568
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,451	210,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$379,589	$217,431
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2011, and the results of our operations for the three and six months ended June 30, 2011 and 2010 and our cash flows for the six months ended June 30, 2011 and 2010. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (our “2010 Form 10-K/A”) as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2011. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
In September 2009, the Financial Accounting Standards Board (“FASB”) finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have adopted this guidance effective January 1, 2011, and will apply this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. As a result of this new guidance, we will recognize revenue from new or materially modified agreements with multiple elements and fixed payments earlier than we would have under our old policy. As we did not enter into any new or materially modified agreements with multiple elements and fixed payments in first half 2011 that would have been impacted by this guidance, the adoption did not have a material impact on the timing or pattern of revenue recognition.
Accounting Standards Updates: Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
In May 2011, the FASB issued authoritative guidance that is more closely aligned with the fair value measurement and disclosure guidance issued by the International Accounting Standards Board ("IASB"). The issuance of this standard results in global fair value measurement and disclosure guidance that minimizes the differences between U.S. GAAP and International Financial Reporting Standards. Many of the changes in the final standard represent clarifications to existing guidance, while some changes related to the valuation premise and the application of premiums and discounts and new required disclosures are more significant. This guidance is effective for interim and annual periods beginning after December 15, 2011. Based upon our preliminary assessment, we do not believe the adoption of this guidance will have a significant impact on the Company’s financial statements or related disclosures.

Accounting Standards Updates: Presentation of Comprehensive Income
In June 2011, the FASB issued authoritative guidance requiring most entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. This guidance is effective for interim and annual periods beginning after December 15, 2011. Based upon our assessment of the impact of this guidance, the manner in which we present other comprehensive income in our financial statements will be modified upon adoption.

2. INCOME TAXES:
In first half 2011, our effective tax rate was approximately 35.5% based on the statutory federal tax rate net of discrete federal and foreign taxes. During first half 2010, our effective tax rate was approximately 35.2% based on the statutory federal tax rate net of discrete foreign taxes.
During first half 2011 and first half 2010, we paid approximately $4.8 million and $16.5 million, respectively, of foreign source withholding tax. We previously accrued approximately $2.9 million of the first half 2011 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

3. NET INCOME PER SHARE:

Basic Earnings Per Share ("EPS") is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	For the Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$17,156	$17,156	$34,963	$34,963
Denominator:
Weighted-average shares outstanding: Basic	45,369	45,369	43,971	43,971
Dilutive effect of stock options and RSUs		474		735
Weighted-average shares outstanding: Diluted		45,843		44,706
Earnings Per Share:
Net income: Basic	$0.38	$0.38	$0.80	$0.80
Dilutive effect of stock options and RSUs		(0.01)		(0.02)
Net income: Diluted		$0.37		$0.78

	For the Six Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$40,495	$40,495	$83,790	$83,790
Denominator:
Weighted-average shares outstanding: Basic	45,338	45,338	43,794	43,794
Dilutive effect of stock options and RSUs		520		752
Weighted-average shares outstanding: Diluted		45,858		44,546
Earnings Per Share:
Net income: Basic	$0.89	$0.89	$1.91	$1.91
Dilutive effect of stock options and RSUs		(0.01)		(0.03)
Net income: Diluted		$0.88		$1.88

For three months and six months ended June 30, 2011, options to purchase zero shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.
For three months and six months ended June 30, 2010, options to purchase less than 0.1 million and approximately 0.1 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.
For three months and six months ended June 30, 2011, certain common stock issuable under warrants and convertible securities were excluded from the computation of diluted earnings per share, as the strike price and conversion price of these warrants and Notes, respectively, was greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive. There were no warrants or convertible securities outstanding for three or six months ended June 30, 2010.

4. LITIGATION AND LEGAL PROCEEDINGS:

Nokia, Huawei and ZTE U.S. International Trade Commission (“USITC” or the “Commission”) Proceeding and Related Delaware District Court Proceeding

On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000 capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. By statute, the USITC has thirty (30) days from the filing of the complaint to decide whether to formally institute an investigation.

On the same date as our filing of the USITC action referenced above, we also filed a parallel action in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Respondents' same 3G wireless devices infringe the same Asserted Patents identified in the USITC complaint. The Delaware complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. If the USITC institutes the investigation referenced above, Respondents will have a statutory right (but not the obligation) to stay the Delaware District Court proceeding pending a final determination in the USITC.

Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings

In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital's patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our complaint against Nokia. The complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

In addition, on the same date as our filing of the USITC action referenced above, we also filed a complaint in the Delaware District Court alleging that Nokia's 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC complaint. The complaint seeks a permanent injunction and damages in an amount to be determined. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed with respect to the patents in this case until the USITC's determination on these patents becomes final, including any appeals. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action. Nokia, joined by Samsung Electronics Co., Ltd. (“Samsung”), moved to consolidate the Nokia USITC proceeding with an investigation we had earlier initiated against Samsung in the USITC. On October 24, 2007, the Honorable Paul J. Luckern, the Administrative Law Judge overseeing the two USITC proceedings against Samsung and Nokia, respectively, issued an order to consolidate the two pending investigations. Pursuant to the order, the schedules for both investigations were revised to consolidate proceedings and set a unified evidentiary hearing on April 21-28, 2008, the filing of a single initial determination by Judge Luckern by July 11, 2008, and a target date for the consolidated investigations of November 12, 2008, by which date the USITC would issue its final determination (the “Target Date”).

On December 4, 2007, Nokia moved for an order terminating or, alternatively, staying the USITC investigation as to Nokia, on the ground that Nokia and InterDigital must first arbitrate a dispute as to whether Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On January 8, 2008, Judge Luckern issued an order denying Nokia's motion and holding that Nokia has waived its arbitration defense by instituting and participating in the investigation and other legal proceedings. On February 13, 2008, Nokia filed an action in the U.S. District Court for the Southern District of New York (the “Southern District Action”), seeking to preliminarily enjoin InterDigital from proceeding with the USITC investigation with respect to Nokia, in spite of Judge Luckern's ruling denying Nokia's motion to terminate the USITC investigation. Nokia raised in this preliminary injunction action the same arguments it raised in its motion to terminate the USITC investigation, namely that InterDigital allegedly must first arbitrate its alleged license dispute with Nokia and that Nokia has not waived arbitration of this defense. In the Southern District Action, Nokia also sought to compel InterDigital to arbitrate its alleged license dispute with Nokia and, in the alternative, sought a determination by the District Court that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation. On March 7, 2008, InterDigital filed a motion to dismiss Nokia's claim in the alternative that Nokia is licensed under the patents asserted by InterDigital against Nokia in the USITC investigation.

On February 8, 2008, Nokia filed a motion for summary determination in the USITC that InterDigital cannot show that a domestic industry exists in the United States as required to obtain relief. Samsung joined this motion. InterDigital opposed this motion. On February 14, 2008, InterDigital filed a motion for summary determination that InterDigital satisfies the domestic industry requirement based on its licensing activities. On February 26, 2008, InterDigital filed a motion for summary determination that it has separately satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital's chipset product that practices the asserted patents. Samsung and Nokia opposed these motions. On March 17, 2008, Samsung and Nokia filed a motion to strike any evidence concerning InterDigital's product and to preclude InterDigital from introducing any such evidence in relation to domestic industry at the evidentiary hearing. On March 26, 2008, the Administrative Law Judge granted InterDigital's motion for summary determination that it has satisfied the so-called “economic prong” for establishing that a domestic industry exists based on InterDigital's chipset product that practices the asserted patents and denied Samsung's motion to strike and preclude introduction of evidence concerning InterDigital's domestic industry product.

On March 17, 2008, Nokia and Samsung jointly moved for summary determination that U.S. Patent No. 6,693,579, which was asserted against both Samsung and Nokia, is invalid. InterDigital opposed this motion. On April 14, 2008, the Administrative Law Judge denied Nokia's and Samsung's joint motion for summary determination that the '579 patent is invalid.

On March 20, 2008, the U.S. District Court for the Southern District of New York, ruling from the bench, decided that Nokia is likely to prevail on the issue of whether Nokia's alleged entitlement to a license is arbitrable. The Court did not consider or rule on whether Nokia is entitled to such a license. As a result, the Court entered a preliminary injunction requiring InterDigital to participate in arbitration of the license issue and requiring InterDigital to cease participation in the USITC proceeding by April 11, 2008, but only with respect to Nokia. The Court further ordered Nokia to post a $500,000 bond by March 28, 2008, which Nokia did. InterDigital promptly filed a request for a stay of the preliminary injunction and for an expedited appeal with the U.S. Court of Appeals for the Federal Circuit, which transferred the appeal to the U.S. Court of Appeals for the Second Circuit. The preliminary injunction became effective on April 11, 2008, and, in accordance with the Court's order, InterDigital filed a motion with the Administrative Law Judge to stay the USITC proceeding against Nokia pending InterDigital's appeal of the District Court's decision or, if that appeal were unsuccessful, pending the Nokia TDD Arbitration (described below). On April 14, 2008, the Administrative Law Judge ordered that the date for the commencement of the evidentiary hearing, originally scheduled for April 21, 2008, be suspended until further notice from the Administrative Law Judge. The Administrative Law Judge did not at that point change the scheduled date of July 11, 2008 for his initial determination in the investigation or the scheduled Target Date of November 12, 2008 for a decision by the USITC. InterDigital's motion for a stay of the preliminary injunction and for an expedited appeal was considered by a panel of the Second Circuit on April 15, 2008. On April 16, 2008, the Second Circuit denied the motion for stay but set an expedited briefing schedule for resolving InterDigital's appeal on the merits of whether the District Court's order granting the preliminary injunction should be reversed.

On April 17, 2008, InterDigital filed a motion with the USITC to separate the consolidated investigations against Nokia and Samsung in order for the investigation to continue against Samsung pending the expedited appeal or, if the appeal is unsuccessful, pending the Nokia TDD Arbitration. Samsung and Nokia opposed InterDigital's motion. On May 16, 2008, the Administrative Law Judge deconsolidated the investigations against Samsung and Nokia and set an evidentiary hearing date in the investigation against Samsung (337-TA-601) to begin on July 8, 2008.

On May 20, 2008, the Administrative Law Judge denied without prejudice all pending motions in the consolidated investigation (337-TA-613).

On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital's appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia's litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit's decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit's decision, and on September 15, 2008, the Second Circuit denied Nokia's petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit's decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia's alleged license defense, and arguing that the Second Circuit's decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit's waiver finding was dispositive, and seeking the dismissal of Nokia's complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital's request and dismissed all of Nokia's claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital's motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. Following briefing, the Second Circuit heard oral argument on March 7, 2011. On May 23, 2011, the Second Circuit vacated the District Court's order of March 10, 2010 and remanded for the District Court to reconsider its denial of InterDigital's motion to recover against the preliminary injunction bond. On July 14, 2011, the District Court granted InterDigital's motion in part and denied the motion in part as moot, finding that InterDigital established damages in excess of $500,000 and therefore is entitled to recover the full amount of the $500,000 preliminary injunction bond, and requiring Nokia to direct its surety promptly to make payment to InterDigital. On July 26, 2011, Nokia filed a notice of appeal with the District Court indicating that it is appealing the District Court's July 14, 2011 order to the Second Circuit. No amounts were recorded in our second quarter 2011 financial statements related to the aforementioned preliminary injunction bond. If any amount is ultimately received, such amount will be recorded as a reduction of patent administration and licensing expense at the time of receipt.

On September 24, 2008, InterDigital filed a motion to lift the stay of the Nokia investigation (337-TA-613) based on the issuance of the Second Circuit's mandate reversing the preliminary injunction granted to Nokia. The Administrative Law Judge granted InterDigital's motion on September 25, 2008 and lifted the stay. On October 7, 2008, the Administrative Law Judge issued an order in the Nokia investigation setting the evidentiary hearing for May 26-29, 2009. On October 10, 2008, the Administrative Law Judge issued an order resetting the Target Date for the USITC's Final Determination in the Nokia investigation to December 14, 2009, and requiring a final Initial Determination by the Administrative Law Judge to be entered no later than August 14, 2009.

On January 21, 2009, Nokia filed a motion to schedule a claim construction hearing in the USITC proceeding in early February 2009, and on January 29, 2009, InterDigital filed an opposition to the motion for a claim construction hearing. On February 9, 2009, the Administrative Law Judge denied Nokia's motion for a claim construction hearing.

On February 13, 2009, InterDigital filed a renewed motion for summary determination that InterDigital has satisfied the domestic industry requirement based on its licensing activities, and on February 27, 2009, Nokia filed an opposition to the motion. On March 10, 2009, the Administrative Law Judge granted InterDigital's motion, finding that InterDigital has established, through its licensing activities that a domestic industry exists in the United States as required to obtain relief before the USITC. On April 9, 2009, the Commission issued a notice that it would not review the Administrative Law Judge's Order granting summary determination of a licensing-based domestic industry, thereby adopting the Administrative Law Judge's decision.

The evidentiary hearing for the USITC investigation with respect to Nokia was held from May 26, 2009 through June 2, 2009.

On August 14, 2009, the Administrative Law Judge issued an Initial Determination finding no violation of Section 337 of the Tariff Act of 1930. The Initial Determination found that InterDigital's patents were valid and enforceable, but that Nokia did not infringe these patents. In the event that a Section 337 violation were to be found by the Commission, the Administrative Law Judge recommended the issuance of a limited exclusion order barring entry into the United States of infringing Nokia 3G WCDMA handsets and components as well as the issuance of appropriate cease and desist orders.

On August 31, 2009, InterDigital filed a petition for review of certain issues raised in the August 14, 2009 Initial Determination. On that same date, Nokia also filed a contingent petition for review of certain issues in the Initial Determination. Responses to both petitions were filed on September 8, 2009.

On October 16, 2009, the Commission issued a notice that it had determined to review in part the Initial Determination, and that it affirmed the Administrative Law Judge's determination of no violation and terminated the investigation. The Commission determined to review the claim construction of the patent claim terms “synchronize” and “access signal” and also determined to review the Administrative Law Judge's validity determinations. On review, the Commission modified the Administrative Law Judge's claim construction of “access signal” and took no position with regard to the claim term “synchronize” or the validity determinations. The Commission determined not to review the remaining issues decided in the Initial Determination.

On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the Commission. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the Commission took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court on January 4, 2010. InterDigital's opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the Commission's claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the Commission's determination of no Section 337 violation, and a remand for further proceedings before the Commission. InterDigital is not appealing the Commission's determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the Commission filed their briefs on July 13, 2010. In their briefs, Nokia and the Commission argue that the Commission correctly construed the claim terms asserted by InterDigital in its appeal and that the Commission properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the Commission's finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the Commission erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the Commission's finding of no Section 337 violation should be affirmed on that additional basis. InterDigital filed its reply brief on August 30, 2010. The Court heard oral argument in the appeal on January 13, 2011. The Court has not yet issued a decision in this appeal.

InterDigital has no obligation as a result of the above matter and we have not recorded a related liability in our financial statements.

Nokia Delaware Proceeding

In January 2005, Nokia filed a complaint in the Delaware District Court against InterDigital Communications Corporation (now IDC) and ITC (for purposes of the Nokia Delaware Proceeding described herein, IDC and ITC are collectively referred to as “InterDigital,” “we,” or “our”), alleging that we have used false or misleading descriptions or representations regarding our patents' scope, validity, and applicability to products built to comply with 3G wireless phone Standards (“Nokia Delaware Proceeding”). Nokia's amended complaint seeks declaratory relief, injunctive relief and damages, including punitive damages, in an amount to be determined. We subsequently filed counterclaims based on Nokia's licensing activities as well as Nokia's false or misleading descriptions or representations regarding Nokia's 3G patents and Nokia's undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. Our counterclaims seek injunctive relief as well as damages, including punitive damages, in an amount to be determined.

On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an order staying the proceedings pending the full and final resolution of InterDigital's USITC investigation against Nokia. Specifically, the full and final resolution of the USITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the USITC, and any appeals therefrom. Pursuant to the order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.

Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the order does not affect any of the other legal proceedings between the parties, including the Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings (described above).

Nokia Arbitration Concerning Presentations

In November 2006, InterDigital Communications Corporation (now IDC) and ITC filed a request for arbitration with the International Chamber of Commerce against Nokia (“Nokia Arbitration Concerning Presentations”), claiming that certain presentations Nokia has attempted to use in support of its claims in the Nokia Delaware Proceeding are confidential and, as a result, may not be used in the Nokia Delaware Proceeding pursuant to the parties' agreement.

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

5. EQUITY TRANSACTIONS:

Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company can repurchase shares under the program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. We did not make any share repurchases during first half 2010, first half 2011, or from July 1, 2011 through July 28, 2011.

Dividends
In fourth quarter 2010, our Board of Directors approved the Company's initial dividend policy, pursuant to which the Company plans to pay a regular quarterly cash dividend of $0.10 per share on its common stock. The Board also declared the first quarterly cash dividend in fourth quarter 2010, which was paid on February 2, 2011 to shareholders of record of the Company’s common stock at the close of business on January 12, 2011. On March 2, 2011, the Board declared a cash dividend of $0.10 per share on its common stock, which was paid on April 27, 2011 to shareholders of record of the Company's common stock at the close of business on April 6, 2011. On June 1, 2011, the Board declared a cash dividend of $0.10 per share on its common stock, which was paid on July 27, 2011 to shareholders of record of the Company's common stock at the close of business July 6, 2011.

Common Stock Warrants
On March 29, 2011 and March 30, 2011, we entered into privately negotiated warrant transactions with Barclays Bank PLC, through its agent, Barclays Capital Inc., whereby we sold to Barclays Bank PLC warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at a strike price of $66.3528 per share, also subject to adjustment. The warrants become exercisable in tranches starting in June 2016. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, the Company received $27.6 million and $4.1 million, respectively, on April 4, 2011.

6. COMPREHENSIVE INCOME:
The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2011	2010
Net income	$17,156	$34,963
Unrealized (loss) gain on investments	(79)	67
Total comprehensive income	$17,077	$35,030

	For the Six Months Ended June 30,
	2011	2010
Net income	$40,495	$83,790
Unrealized (loss) gain on investments	(67)	40
Total comprehensive income	$40,428	$83,830

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At June 30, 2011, three customers comprised 91% of our net accounts receivable balance. At December 31, 2010, four customers represented 92% of our net accounts receivable balance. We perform ongoing credit evaluations of our customers, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our Condensed Consolidated Balance Sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$379,589	$—	$—	$379,589
Commercial paper	12,011	158,837	—	170,848
U.S. government agencies	26,094	99,985	—	126,079
Corporate bonds	19,214	5,383	—	24,597
	$436,908	$264,205	$—	$701,113
______________________________

(a)	Included within cash and cash equivalents.

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$181,465	$—	$—	$181,465
Commercial paper (b)	15,541	159,853	—	175,394
U.S. government agencies (b)	24,339	137,729	—	162,068
Corporate bonds	8,992	13,750	—	22,742
	$230,337	$311,332	$—	$541,669
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $12.0 million and $22.0 million of commercial paper and U.S. government securities, respectively, that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of June 30, 2011 is $188.8 million. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of the Notes (as defined in Note 8 "Long-Term Debt") to be $240.6 million as of June 30, 2011.

8. LONG-TERM DEBT:
Senior Convertible Note, Note Hedge and Warrant Transactions
     On April 4, 2011, InterDigital issued $230.0 million in aggregate principal amount of its 2.50% Senior Convertible Notes due 2016 (the “Notes”) pursuant to an indenture (the “Indenture”), dated as of April 4, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year, commencing September 15, 2011. The Notes will mature on March 15, 2016, unless earlier converted or repurchased. The Notes are the Company's senior unsecured obligations and rank equally in right of payment with any of the Company's future senior unsecured indebtedness, and the Notes are structurally subordinated to the Company's future secured indebtedness to the extent of the value of the related collateral and to the indebtedness and other liabilities, including trade payables, of the Company's subsidiaries, except with respect to any subsidiaries that become guarantors pursuant to the terms of the Indenture.
     The Notes will be convertible into cash and, if applicable, shares of the Company's common stock at an initial conversion rate of 17.3458 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $57.65 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances as set forth in the Indenture.
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
     On March 29 and March 30, 2011, in connection with the offering of the Notes, InterDigital entered into convertible note hedge transactions with respect to its common stock with Barclays Bank PLC, through its agent, Barclays Capital Inc. The two convertible note hedge transactions cover, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of common stock, respectively, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes.
     On April 4, 2011, the Company paid $37.1 million and $5.6 million for the convertible note hedge transactions entered into on March 29 and March 30, 2011, respectively. The aggregate cost of the convertible note hedge transactions was $42.7 million. As described in more detail below, this cost was partially offset by the proceeds from the sale of the warrants in separate transactions.
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
     On March 29 and March 30, 2011, InterDigital also entered into privately-negotiated warrant transactions with Barclays Bank PLC, through its agent, Barclays Capital Inc., whereby InterDigital sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock at a strike price of $66.3528 per share, also subject to adjustment. The warrants become exercisable in tranches starting in June 2016. As consideration for the warrants issued on March 29 and March 30, 2011, the Company received, on April 4, 2011, $27.6 million and $4.1 million, respectively.
     If the market value per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants at the time the warrants are exercisable, the warrants will have a dilutive effect on the Company's earnings per share.
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
     Existing accounting guidance provides that the March 29, 2011 convertible note hedge and warrant contracts be treated as derivative instruments for the period during which the initial purchaser's overallotment option was outstanding. Once the overallotment provision was exercised on March 30, 2011, the March 29 convertible note hedge and warrant contracts were reclassified to equity, as the settlement terms of the Company's note hedge and warrant contracts both provide for net share settlement. There was no material net change in the value of these convertible note hedges and warrants during the one day they were classified as derivatives and the equity components of these instruments will not be adjusted for subsequent changes in fair value.
     Under current accounting guidance, the Company bifurcated the proceeds from the offering of the Notes between the liability and equity components of the debt. On the date of issuance, the liability and equity components were calculated to be approximately $187.0 million and $43.0 million, respectively. The initial $187.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $43.0 million ($28.0 million net of tax) equity component represents the difference between the fair value of the initial $187.0 million in debt and the $230.0 million of gross proceeds. The related initial debt discount of $43.0 million is being amortized using the effective interest method over the life of the Notes. An effective interest rate of 7% was used to calculate the debt discount on the Notes.
     In connection with the above-noted transactions, the Company incurred $8.0 million of directly related costs. The initial purchaser's transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. We allocated $6.5 million of debt issuance costs to the liability component of the debt, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $1.5 million of costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt.

The following table reflects the carrying value of the Company's convertible debt as of June 30, 2011 (in thousands):

June 30, 2011
2.50% Senior Convertible Notes due 2016	$230,000
Less: Unamortized interest discount	(41,204)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$188,796
The following table presents the amount of interest cost recognized for the three and six months ended June 30, 2011 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

For the Three and Six Months Ended June 30,
2011
Contractual coupon interest	$1,438
Accretion of debt discount	1,834
Amortization of financing costs	326
Total	$3,598

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
Exploration of Potential Strategic Alternatives
On July 19, 2011, we announced that our Board of Directors has initiated a process to explore and evaluate potential strategic alternatives for the Company, which may include a sale or other transaction. There can be no assurance that this strategic review process will result in a transaction. We have not set a timetable for completion of the review process, and we do not intend to comment further regarding the review process unless a specific transaction is approved by the Board of Directors, the review process is concluded or it is otherwise determined that further disclosure is appropriate or required by law.
Patent Licensing
Patent licensing royalties of $68.6 million in second quarter 2011 decreased $8.4 million or 11% over first quarter 2011. This sequential decrease was primarily driven by a $4.5 million decrease in royalties from our per-unit customers, $2.8 million of which was due to a decrease in royalties from our Japanese per-unit customers. Our second quarter 2011 per-unit royalties from customers based in Japan accounted for $13.9 million of revenue and $9.2 million of cash receipts as compared to $16.7 million of revenue and $16.5 million of cash receipts in first quarter 2011. The remaining $1.7 million decrease in per-unit royalties was attributable to weaker sales from customers with concentrations in smartphones. Fixed fee revenue decreased $2.0 million due to the transition of an existing customer from a fixed fee agreement to a per-unit agreement. Past sales revenue decreased $1.9 million due to the first quarter 2011 resolution of an audit of an existing customer and signing of a new patent license agreement.
Technology Solutions
Technology solutions revenue in second quarter 2011 of $1.3 million decreased $0.2 million or 13% from first quarter 2011. The decrease was driven by a decrease in technology solutions royalties as a result of our ongoing arbitration proceeding related to one of our technology solutions agreements.
Intellectual Property Enforcement
Please see Note 4, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:

Nokia, Huawei and ZTE U.S. International Trade Commission (“USITC” ) Proceeding and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation, and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000 capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. By statute, the USITC has thirty (30) days from the filing of the complaint to decide whether to formally institute an investigation.
On the same date as our filing of the USITC action referenced above, we also filed a parallel action in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Respondents' same 3G wireless devices infringe the same Asserted Patents identified in the USITC complaint. The Delaware complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. If the USITC institutes the investigation referenced above, Respondents will have a statutory right (but not the obligation) to stay the Delaware District Court proceeding pending a final determination in the USITC.

Nokia USITC Proceeding/Federal Circuit Appeal
The United States Court of Appeals for the Federal Circuit has not yet issued a decision in our appeal of certain rulings by the USITC in connection with the USITC investigation initiated by us against Nokia in 2007.

Comparability of Financial Results
When comparing second quarter 2011 financial results against other periods, the following items should be taken into consideration:

•	Our second quarter 2011 revenue includes $0.4 million of past sales, primarily related to audits of existing customers.

•	Our second quarter 2011 other expense includes a charge of $0.3 million related to an impairment on our investments in other entities.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program in the next twelve months.
On April 4, 2011, we completed an offering of $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the "Notes"). The net proceeds from the offering were approximately $222.0 million, after deducting the initial purchaser's discount and offering expenses. A portion of the net proceeds of the offering were used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the Notes. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include, among other things: acquisitions of intellectual property-related assets or businesses or securities in such businesses; capital expenditures; and working capital.
Cash, cash equivalents and short-term investments
At June 30, 2011 and December 31, 2010, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2011	December 31, 2010	Increase / (Decrease)
Cash and cash equivalents	$379,589	$215,451	$164,138
Short-term investments	321,524	326,218	(4,694)
Total Cash and cash equivalents and short-term investments	$701,113	$541,669	$159,444

Our cash, cash equivalents and short-term investments increased $159.4 million in first half 2011. The increase was primarily due to the net proceeds of $222.0 million from the Notes discussed above and was partially offset by an aggregate $57.8 million used in our operating, investing, and financing activities.
Cash flows from operations

We used or generated the following cash flows from our operating activities in first half 2011 and 2010 (in thousands):

	For the Six Months Ended June 30,
	2011	2010	Increase / (Decrease)
Cash flows (used in) provided by operating activities	$(31,257)	$81,548	$(112,805)

Cash used in operating activities during first half 2011 was primarily due to cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, impairment of long-term investments, and amortization of financing costs) of $62.3 million, cash payments for short-term and long-term incentive compensation of $20.1 million, estimated federal tax payments of $19.0 million, and cash payments for foreign source withholding taxes of $4.8 million. These cash uses were partially offset by receipts of approximately $68.5 million related to patent license and technology solutions agreements. We received $16.0 million of fixed fee payments and $38.8 million of per-unit royalty payments, including past sales and prepayments, from existing customers and a new customer. Cash receipts from our technology solutions agreements totaled $13.7 million, primarily related to royalties and other license fees associated with our SlimChip modem core. Additionally, $6.5 million of activity in other working capital partially offset cash used in operating activities during second quarter 2011.

The positive operating cash flow in first half 2010 arose principally from receipts of approximately $180.8 million related to patent license and technology solutions agreements. These receipts included the third of four $100.0 million installments from Samsung under our January 2009 license agreement. We also received $0.7 million of fixed fee payments and $70.1 million of per-unit royalty payments, including past sales and prepayments, from other existing and new customers. Cash receipts from our technology solutions agreements totaled $10.0 million, primarily related to royalties associated with our SlimChip modem core and new technology solutions agreements signed in first half 2010. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, accretion of debt discount, impairment of long-term investments, and amortization of financing costs) of $66.1 million, cash payments for foreign source withholding taxes of $16.5 million related to the Samsung installment, an estimated federal tax payment of $16.0 million and $0.7 million in other working capital changes.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2011 and December 31, 2010 (in thousands) as follows:

	June 30, 2011	December 31, 2010	Increase / (Decrease)
Current assets	$793,451	$619,556	$173,895
Less: current liabilities	164,780	178,560	(13,780)
Working capital	628,671	440,996	187,675
Subtract:
Cash and cash equivalents	379,589	215,451	164,138
Short-term investments	321,524	326,218	(4,694)
Add:
Current portion of long-term debt	301	288	13
Current deferred revenue	132,962	134,804	(1,842)
Adjusted working capital	$60,821	$34,419	26,402

The $26.4 million increase in adjusted working capital is primarily attributable to the decrease in accrued compensation associated with first quarter 2011 payments against our short-term and long-term cash incentive obligations. Additionally, the expected utilization of our deferred tax assets resulted in an increase to our current deferred tax assets and contributed to the increase in adjusted working capital.
Cash used in or provided by investing and financing activities

We used net cash in investing activities of $10.1 million and $84.4 million in first half 2011 and 2010, respectively. We purchased $4.9 million and $69.4 million of short-term marketable securities, net of sales, in first half 2011 and first half 2010, respectively. This decrease in net purchases was driven in part by lower cash receipts and higher cash needs for operating activities as discussed above. Purchases of property and equipment and technology licenses increased to $1.8 million in first half 2011 from $1.1 million in first half 2010 due to our investments in new and existing facilities. Investment costs associated with patents decreased to $13.1 million in first half 2011 from $13.9 million in first half 2010.
Net cash provided by financing activities increased by $196.1 million primarily due to our issuance of the Notes and related transactions in second quarter 2011 as discussed above. This increase was partially offset by $9.1 million of dividend payments in first half 2011 that did not occur in first half half 2010 and lower levels of proceeds from stock option exercises.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2011 was approximately $383.5 million, a decrease of $83.5 million from December 31, 2010. We have no material obligations associated with such deferred revenue. In first half 2011, deferred revenue decreased $118.9 million due to the deferred revenue recognition of $68.4 million related to the amortization of fixed fee royalty payments and $50.5 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our customers) and technology solutions agreements. These decreases in deferred revenue were partially offset by gross increases in deferred revenue of $35.5 million, primarily related to cash received or due from patent license and technology solutions customers. In addition, we are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. As of June 30, 2011 and December 31, 2011, we have deferred related revenue of $18.7 million and $8.6 million, respectively.
Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the June 30, 2011 deferred revenue balance of $383.5 million by $133.0 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our customers report against prepaid balances and work performed in conjunction with our technology solutions agreements.
At June 30, 2011 and December 31, 2010, we had approximately 0.5 million and 0.7 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated $6.5 million and $9.4 million, respectively, of cash proceeds to the Company if they had been fully exercised as of such dates.

RESULTS OF OPERATIONS
Second Quarter 2011 Compared to Second Quarter 2010
Revenues
The following table compares second quarter 2011 revenues to second quarter 2010 revenues (in millions):

	For the Three Months Ended June 30,
	2011	2010	(Decrease)/ Increase
Per-unit royalty revenue	$35.0	$31.6	$3.4	11%
Fixed fee amortized royalty revenue	33.2	48.6	(15.4)	(32)%
Current patent royalties	68.2	80.2	(12.0)	(15)%
Past sales	0.4	4.9	(4.5)	(92)%
Total patent licensing royalties	68.6	85.1	(16.5)	(19)%
Technology solutions revenue	1.3	6.1	(4.8)	(79)%
Total revenue	$69.9	$91.2	$(21.3)	(23)%

The $21.3 million decrease in total revenue was primarily attributable to a $16.5 million decrease in patent licensing royalties. Of this decrease in patent licensing royalties, $15.4 million was attributable to a decrease in fixed fee amortized royalty revenue primarily driven by the expiration of the 3G portion of our patent license agreement with LG at the end of fourth quarter 2010. The remaining $1.1 million decrease in patent licensing royalties was driven by a decrease in past sales revenue as a result of the second quarter 2010 renewal of a patent license agreement. These decreases were partially offset by an increase in per-unit royalty revenue primarily due to strong sales from customers with concentrations in smartphones. More than half of the decrease in technology solutions revenue was due to the elimination of revenue under technology solutions agreements that concluded in 2010. The remaining decrease was due to lower royalties recognized in connection with our SlimChip modem IP as a result of an ongoing arbitration proceeding related to one of our technology solutions agreements.
In second quarter 2011 and second quarter 2010, 64% and 44% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of these amounts. During second quarter 2011 and second quarter 2010, the following customers accounted for 10% or more of our total revenues:

	For the Three Months Ended June 30,
	2011	2010
Samsung Electronics Company, Ltd.	37%	28%
Research in Motion Limited	16%	< 10%
HTC Corporation	11%	< 10%
LG Electronics, Inc.	-	16%

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months Ended June 30,
	2011	2010	Increase/ (Decrease)
Patent administration and licensing	$16.8	$14.7	$2.1	14%
Development	15.8	16.4	(0.6)	(4)%
Selling, general and administrative	7.5	7.0	0.5	7%
Total operating expenses	$40.1	$38.1	$2.0	5%

Operating expenses increased 5% to $40.1 million in second quarter 2011 from $38.1 million in second quarter 2010. The $2.0 million increase was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Personnel-related costs	$2.1
Intellectual property enforcement	1.9
Non-patent litigation	0.7
Reserve for uncollectible accounts	0.5
Other	0.2
Consulting services	(0.9)
Sublicense fees	(0.9)
Long-term compensation	(0.8)
Commissions	(0.8)
Total increase in operating expenses	$2.0

Personnel related costs grew $2.1 million primarily due to increased personnel levels within our patents, licensing and advanced research groups. Intellectual property enforcement increased $1.9 million primarily due to costs associated with the recently filed ITC action. Non-patent litigation costs increased $0.7 million due to the previously discussed arbitration proceeding related to one of our technology solutions agreements. In second quarter 2010, we had a reduction of $0.5 million in our reserve for uncollectible accounts. This reduction resulted in a period over period increase in operating expense of $0.5 million. These increases were partially offset by an aggregate decrease of $1.8 million for consulting services and sublicense fees, primarily due to lower levels of patent due diligence and technology solutions agreements that concluded during 2010, respectively. The $0.8 million decrease in commission expense was primarily driven by the decline in revenue in second quarter 2011. The $0.8 million decrease in long-term compensation was primarily due to a second quarter 2010 charge of $0.9 million to increase our accrual rate for a cash incentive period under our long-term compensation program ("LTCP").
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, personnel-related costs, and patent amortization. These increases were partially offset by a decrease in consulting services associated with patent due diligence.
Development Expense: The decrease in development expense was primarily attributable to the decrease in long-term compensation costs and a decrease in sublicense fees related to our technology solutions agreements that concluded in 2010. These decreases were partially offset by increases in personnel-related costs.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in non-patent litigation and the reserve for uncollectible accounts. These increases were partially offset by a decrease in long-term compensation costs.

Other (Expense) Income
The following table compares second quarter 2011 other (expense) income to second quarter 2010 other (expense) income (in millions):

	For the Three Months Ended June 30,
	2011	2010	(Decrease)/Increase
Interest expense	$(3.6)	$(0.1)	$(3.5)	3,500%
Other	(0.3)	0.4	(0.7)	(175)%
Investment income	0.5	0.6	(0.1)	(17)%
	$(3.4)	$0.9	$(4.3)	(478)%
In second quarter 2011, other expense was $3.4 million as compared to other income of $0.9 million in second quarter 2010. The change between periods primarily resulted from the recognition of $3.6 million of interest expense associated with the Notes issued on April 4, 2011 and the recognition of $0.3 million for investment impairment in second quarter 2011.

First Six Months 2011 Compared to First Six Months 2010
Revenues
The following table compares first half 2011 revenues to first half 2010 revenues (in millions):

	For the Six Months Ended June 30,
	2011	2010	(Decrease)/Increase
Per-unit royalty revenue	$74.4	$61.5	$12.9	21%
Fixed fee amortized royalty revenue	68.4	96.7	(28.3)	(29)%
Current patent royalties	142.8	158.2	(15.4)	(10)%
Past sales	2.7	40.7	(38.0)	(93)%
Total patent licensing royalties	145.5	198.9	(53.4)	(27)%
Technology solutions revenue	2.8	8.4	(5.6)	(67)%
Total revenue	$148.3	$207.3	$(59.0)	(28)%

The $59.0 million decrease in total revenue in first half 2011 was primarily attributable to a $53.4 million  decrease in patent licensing royalties. Of this decrease in patent licensing royalties, $38.0 million was attributable to a decrease in past sales revenue. This decrease was due to the patent license agreement signed with Casio Hitachi Mobile Communications Co., Ltd. ("CHMC"), the resolution of a routine audit, and the renewal of a patent license agreement in first half 2010. The remaining $15.4 million decrease was attributable to a decrease in fixed fee amortized royalty revenue primarily driven by the expiration of the 3G portion of our patent license agreement with LG at the end of fourth quarter 2010, which was partially offset by an increase in per-unit royalty revenue due to strong sales from customers with concentrations in smartphones. More than half of the decrease in technology solutions revenue was due to the elimination of revenue under technology solutions agreements that concluded in 2010. The remaining decrease was due to lower royalties recognized in connection with our SlimChip modem IP as a result of the ongoing arbitration proceeding related to one of our technology solutions agreements.
In first half 2011 and first half 2010, 61% and 55% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of these amounts. In first half 2011 and first half 2010, the following customers accounted for 10% or more of our total revenues:

	For the Six Months Ended June 30,
	2011	2010
Samsung Electronics Company, Ltd.	35%	25%
Research in Motion Limited	16%	< 10%
HTC Corporation	10%	< 10%
Casio Hitachi Mobile Communications Co., Ltd.	-	16%
LG Electronics, Inc.	-	14%

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Six Months Ended June 30,
	2011	2010	Increase
Patent administration and licensing	$32.7	$32.5	$0.2	1%
Development	33.2	32.6	0.6	2%
Selling, general and administrative	15.3	14.5	0.8	6%
Total operating expenses	$81.2	$79.6	$1.6	2%

Operating expenses increased 2% to $81.2 million in first half 2011 from $79.6 million in first half 2010. The $1.6 million increase was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Personnel-related costs	$3.4
Non-patent litigation	1.0
Depreciation and amortization	0.9
Consulting services	0.6
Reserve for uncollectible accounts	0.5
Other	0.3
Commissions	(1.8)
Long-term compensation	(1.5)
Sublicense fees	(0.9)
Intellectual property enforcement	(0.9)
Total increase in operating expenses	$1.6

Personnel related costs grew $3.4 million primarily due to increased personnel levels within our patents, licensing and advanced research groups. Non-patent litigation costs increased $1.0 million primarily due to the previously discussed arbitration proceeding related to one of our technology solutions agreements. Depreciation and patent amortization increased $0.9 million due to higher levels of capitalized patent costs in recent years. In the aggregate, consulting services increased $0.6 million due to the initiation of new development projects in first half 2011, which were partially offset by lower levels of patent due diligence. In second quarter 2010, we had a reduction of $0.5 million in our reserve for uncollectible accounts. This reduction resulted in a period over period increase in operating expense of $0.5 million. The $1.8 million decrease in commission expense was primarily driven by the decline in revenue in first half 2011. The $1.5 million decrease in long-term compensation was primarily due to the first half 2010 charge of $1.8 million to increase our accrual rate for a cash incentive period under our LTCP covering January 1, 2008 through December 31, 2010. The decrease in sublicense fees related to our technology solutions agreements that concluded in 2010. Intellectual property enforcement decreased $0.9 million due to lower levels of activity.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increase in personnel-related costs and patent amortization. These increases were partially offset by the above-discussed decreases in commissions, intellectual property enforcement, and patent due diligence.
Development Expense: The increase in development expense was primarily attributable to the above-noted increases in personnel-related and consulting costs. These increases were partially offset by a decrease in long-term compensation and sublicense fees related to technology solutions agreements that concluded in 2010.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increase in non-patent litigation and the reserve for uncollectible accounts. These increases were partially offset by decreases in long-term compensation and consulting services associated with patent due diligence.
Other (Expense) Income
The following table compares first half 2011 other (expense) income to first half 2010 other (expense) income (in millions):

	For the Six Months Ended June 30,
	2011	2010	(Decrease)/Increase
Interest expense	$(3.6)	$(0.1)	$(3.5)	3,500%
Other	(1.8)	0.4	(2.2)	(550)%
Investment income	1.1	1.2	(0.1)	(8)%
	$(4.3)	$1.5	$(5.8)	(387)%
In first half 2011, other expense was $4.3 million as compared to other income of $1.5 million in first half 2010. The change between periods primarily resulted from the recognition of $3.6 million of interest expense associated with the Notes and the recognition of $1.6 million for investment impairment in first half 2011.

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
For more information on the Notes, see Note 8, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The Company's exploration and evaluation of potential strategic alternatives;

•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our amortization of fixed fee royalty payments over the next twelve months to reduce our June 30, 2011 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	Our ability to obtain additional liquidity through debt and equity financings; and

•	Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements,

debt obligations, existing stock repurchase program and dividend program in the next twelve months.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors of our 2010 Form 10-K/A, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2010 Form 10-K/A.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia, Huawei and ZTE U.S. International Trade Commission (“USITC” ) Proceeding and Related Delaware District Court Proceeding

On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation, and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000 capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital's U.S patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. By statute, the USITC has thirty (30) days from the filing of the complaint to decide whether to formally institute an investigation.
On the same date as our filing of the USITC action referenced above, we also filed a parallel action in the United States District Court for the District of Delaware (“Delaware District Court”) alleging that Respondents' same 3G wireless devices infringe the same Asserted Patents identified in the USITC complaint. The Delaware complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. If the USITC institutes the investigation referenced above, Respondents will have a statutory right (but not the obligation) to stay the Delaware District Court proceeding pending a final determination in the USITC.
Nokia New York Southern District Proceeding
As previously disclosed, on April 9, 2010, InterDigital filed a notice of appeal with the United States District Court for the Southern District of New York (“New York District Court”), indicating that InterDigital was appealing to the U.S. Court of Appeals for the Second Circuit the New York District Court's March 10, 2010 order denying InterDigital's motion to collect against the preliminary injunction bond posted by Nokia in March 2008 in connection with a preliminary injunction that was later ruled to have been wrongly obtained. On May 23, 2011, the Second Circuit vacated the New York District Court's order of March 10, 2010 and remanded for the New York District Court to reconsider its denial of InterDigital's motion to recover against the preliminary injunction bond. On July 14, 2011, the New York District Court granted InterDigital's motion in part and denied the motion in part as moot, finding that InterDigital established damages in excess of $500,000 and therefore is entitled to recover the full amount of the $500,000 preliminary injunction bond, and requiring Nokia to direct its surety promptly to make payment to InterDigital. On July 26, 2011, Nokia filed a notice of appeal with the District Court indicating that it is appealing the District Court's July 14, 2011 order to the Second Circuit.

See Note 4, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Nokia proceedings.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K/A for the year ended December 31, 2010 (the “2010 Form 10-K/A”) and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “First Quarter 2011 Form 10-Q”) for information concerning risk factors. In connection with the Company's recent announcement that its Board of Directors has initiated a process to explore and evaluate potential strategic alternatives for the Company, we are updating our risk factors to include the risk factor set forth below.
The following risk factor should be read in conjunction with the risk factors set forth in the 2010 Form 10-K/A and the First Quarter 2011 Form 10-Q. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2010 Form 10-K/A

and First Quarter 2011 Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
The Company has initiated a process to explore and evaluate potential strategic alternatives, the potential impact and results of which are currently unknown.
On July 19, 2011, we announced that our Board of Directors initiated a process to explore and evaluate potential strategic alternatives for the Company, which may include a sale or other transaction. There can be no assurance that this strategic review process will result in identification of any strategic alternative that enhances shareholder value, or if such an alternative is identified, that any agreement for a strategic transaction will be entered into or consummated. In addition, the market price of our stock has been volatile since the announcement, and such volatility may persist or be increased during the process, including if a decision is announced to pursue a particular alternative or to terminate the process, without pursuing or consummating a transaction. The process of exploring and evaluating strategic alternatives may be disruptive to our business operations, and create uncertainties with current and potential customers, employees and business relationships. If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected. Furthermore, in connection with the process of exploring and evaluating strategic alternatives, we expect to incur expenses, including expenses in connection with the retention of advisors and consultants. Such costs may be significant, whether or not any transaction is consummated.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered shares of our common stock or repurchases of our common stock during second quarter 2011 or from July 1, 2011 through July 28, 2011.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

* Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. ††

______________________________

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

††
As provided in Rule 406T of Regulation S-T, this information will not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.
Date: July 29, 2011	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: July 29, 2011	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: July 29, 2011	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

* Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. ††

______________________________

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

††
As provided in Rule 406T of Regulation S-T, this information will not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.