Form 10-Q
period 2011-09-30
InterDigital, Inc.
filed 2011-10-28
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	45,494,986
Title of Class	Outstanding at October 24, 2011

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$409,653	$215,451
Short-term investments	280,938	326,218
Accounts receivable, less allowances of $1,750	29,022	33,632
Deferred tax assets	30,968	35,136
Prepaid and other current assets	31,478	9,119
Total current assets	782,059	619,556
PROPERTY AND EQUIPMENT, NET	7,450	8,344
PATENTS, NET	135,615	130,305
DEFERRED TAX ASSETS	68,612	71,754
OTHER NON-CURRENT ASSETS	28,276	44,684
	239,953	255,087
TOTAL ASSETS	$1,022,012	$874,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$254	$288
Accounts payable	5,496	7,572
Accrued compensation and related expenses	11,402	22,933
Deferred revenue	133,467	134,804
Taxes payable	3,760	3,675
Dividend payable	4,549	4,526
Other accrued expenses	8,698	4,762
Total current liabilities	167,626	178,560
LONG-TERM DEBT	190,630	180
LONG-TERM DEFERRED REVENUE	205,776	332,174
OTHER LONG-TERM LIABILITIES	9,390	10,613

TOTAL LIABILITIES	573,422	521,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,062 and 68,602 shares issued and 45,492 and 45,032 shares outstanding	690	686
Additional paid-in capital	568,985	525,767
Retained earnings	448,591	395,799
Accumulated other comprehensive (loss) income	(429)	111
	1,017,837	922,363
Treasury stock, 23,570 shares of common held at cost	569,247	569,247
Total shareholders’ equity	448,590	353,116
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,022,012	$874,643

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
REVENUES	$76,455	$91,923	$224,786	$299,263

OPERATING EXPENSES:
Patent administration and licensing	17,900	12,772	50,604	45,302
Development	17,015	17,457	50,202	49,985
Selling, general and administrative	9,387	7,223	24,714	21,750
	44,302	37,452	125,520	117,037

Income from operations	32,153	54,471	99,266	182,226

OTHER (EXPENSE) INCOME	(3,149)	556	(7,472)	2,045
Income before income taxes	29,004	55,027	91,794	184,271
INCOME TAX PROVISION	(2,798)	(19,512)	(25,093)	(64,966)
NET INCOME	$26,206	$35,515	$66,701	$119,305
NET INCOME PER COMMON SHARE — BASIC	$0.58	$0.81	$1.47	$2.72
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	45,463	44,076	45,380	43,889
NET INCOME PER COMMON SHARE — DILUTED	$0.57	$0.79	$1.45	$2.67
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	46,281	44,811	46,000	44,635
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.00	$0.30	$0.00

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,701	$119,305
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,726	16,455
Accretion of debt discount	3,669	—
Amortization of financing costs	652	—
Deferred revenue recognized	(175,213)	(209,115)
Increase in deferred revenue	47,478	72,002
Deferred income taxes	7,310	(26,170)
Share-based compensation	6,036	3,934
Impairment of long-term investment	1,616	—
Other	(301)	70
(Increase) decrease in assets:
Receivables	4,610	183,103
Deferred charges	423	(5,137)
Other current assets	(1,935)	3,054
(Decrease) increase in liabilities:
Accounts payable	(2,267)	2,234
Accrued compensation	(6,311)	6,801
Accrued taxes payable and other tax contingencies	(6,690)	(1,485)
Other accrued expenses	3,936	(1,907)
Net cash (used in) provided by operating activities	(32,560)	163,144
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(471,382)	(508,756)
Sales of short-term investments	516,097	457,695
Purchases of property and equipment	(2,523)	(1,738)
Capitalized patent costs	(19,428)	(19,963)
Net cash provided by (used in) investing activities	22,764	(72,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	4,050	10,625
Payments on long-term debt, including capital lease obligations	(215)	(512)
Dividends paid	(13,602)	—
Proceeds from issuance of convertible senior notes	230,000	—
Purchase of convertible bond hedge	(42,665)	—
Proceeds from issuance of warrants	31,740	—
Payments of debt issuance costs	(8,015)	—
Tax benefit from share-based compensation	2,705	2,262
Net cash provided by financing activities	203,998	12,375
NET INCREASE IN CASH AND CASH EQUIVALENTS	194,202	102,757
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,451	210,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$409,653	$313,620
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2011, and the results of our operations for the three and nine months ended September 30, 2011 and 2010 and our cash flows for the nine months ended September 30, 2011 and 2010. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (our “2010 Form 10-K/A”) as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2011. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
In September 2009, the Financial Accounting Standards Board (“FASB”) finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have adopted this guidance effective January 1, 2011, and will apply this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. As a result of this new guidance, we will recognize revenue from new or materially modified agreements with multiple elements and fixed payments earlier than we would have under our old policy. During first nine months 2011, we entered into one new agreement with multiple elements and fixed payments. The application of this guidance to the new agreement did not have a material impact on the timing or pattern of revenue recognition.
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

2. INCOME TAXES:
In first nine months 2011, our effective tax rate was approximately 27.3% based on the statutory federal tax rate net of discrete foreign taxes and a $6.8 million benefit related to the reversal of a previously accrued liability for tax contingencies of $6.5 million plus $0.3 million of interest. During first nine months 2010, our effective tax rate was approximately 35.3% based on the statutory federal tax rate net of discrete foreign taxes.
During first nine months 2011 and first nine months 2010, we paid approximately $4.8 million and $35.2 million, respectively, of foreign source withholding tax. We previously accrued approximately $2.9 million of the first nine months 2011 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.

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

	For the Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$26,206	$26,206	$35,515	$35,515
Denominator:
Weighted-average shares outstanding: Basic	45,463	45,463	44,076	44,076
Dilutive effect of stock options, RSUs, and convertible securities		818		735
Weighted-average shares outstanding: Diluted		46,281		44,811
Earnings Per Share:
Net income: Basic	$0.58	$0.58	$0.81	$0.81
Dilutive effect of stock options, RSUs, and convertible securities		(0.01)		(0.02)
Net income: Diluted		$0.57		$0.79

	For the Nine Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$66,701	$66,701	$119,305	$119,305
Denominator:
Weighted-average shares outstanding: Basic	45,380	45,380	43,889	43,889
Dilutive effect of stock options, RSUs, and convertible securities		620		746
Weighted-average shares outstanding: Diluted		46,000		44,635
Earnings Per Share:
Net income: Basic	$1.47	$1.47	$2.72	$2.72
Dilutive effect of stock options, RSUs, and convertible securities		(0.02)		(0.05)
Net income: Diluted		$1.45		$2.67

For both three months and nine months ended September 30, 2011, options to purchase zero shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For both three months and nine months ended September 30, 2010, options to purchase less than 0.1 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For three and nine months ended September 30, 2011, 3.7 million and 3.9 million shares, respectively, of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For both three and nine months ended September 30, 2011, 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.  There were no warrants or convertible securities outstanding for three or nine months ended September 30, 2010.

4. LITIGATION AND LEGAL PROCEEDINGS:

Huawei Delaware State Court Proceeding

On October 25, 2011, Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) filed a complaint (“Complaint”) with the Court of Chancery of the State of Delaware against InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital”). The Complaint asserts causes of action for breach of contract, equitable estoppel, waiver, and declaratory judgment. The Complaint seeks to enforce alleged contractual commitments made by InterDigital to license on fair, reasonable, and non-discriminatory (“FRAND”) terms patents Huawei claims InterDigital has declared essential to various 3G wireless standards. The Complaint further requests a declaratory judgment that InterDigital has not offered licenses on FRAND terms to such patents, a declaratory judgment that InterDigital is equitably estopped and has waived its right to seek injunctive or exclusionary relief for Huawei's alleged infringement of such patents, including but not limited to such relief as sought in InterDigital's U.S. International Trade Commission ("USITC" or the "Commission") proceeding against Huawei, and a declaratory judgment determining an appropriate FRAND royalty for InterDigital's United States patents that Huawei claims have been declared essential to a standard used by Huawei's accused products. On the same date that the Complaint was filed, Huawei also filed a motion seeking expedited proceedings. InterDigital has not yet responded to the Complaint or the motion.

Nokia, Huawei and ZTE USITC Proceeding and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei,

“Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000®capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company's USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. The USITC has not yet ruled on that motion.
On September 29, 2011, Nokia filed a motion to terminate the USITC investigation, arguing that InterDigital's alleged commitment to the European Telecommunications Standards Institute (“ETSI”) regarding the licensing of essential patents on fair, reasonable and non-discriminatory (“FRAND”) terms allegedly resulted in InterDigital's waiver of the right to seek exclusionary relief at the USITC. On October 19, 2011, InterDigital filed its opposition to the motion to terminate.
On October 6, 2011, Nokia filed a motion to stay the USITC investigation based on its allegations that InterDigital had violated the protective order in the prior USITC investigation between InterDigital and Nokia (described below). On October 21, 2011, InterDigital filed its opposition to Nokia's motion to stay.
On October 14, 2011, the Administrative Law Judge set a target date of February 28, 2013 to complete the USITC investigation. The parties are working toward agreement on a procedural schedule for this USITC investigation consistent with that target date.
On the same date that InterDigital filed the present USITC action (referenced above), we also filed a parallel action in the United States District Court for the District of Delaware (the “Delaware District Court”) against the Respondents alleging infringement of the same Asserted Patents identified in the USITC complaint. The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted the investigation referenced above, the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to the USITC complaint referenced above. On October 10, 2011, the Company filed a statement of non-opposition to the motion to stay. On October 11, 2011, the Delaware District Court granted defendants' motion to stay.
Prior Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings
In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital's patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our complaint against Nokia. The complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
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
On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard oral argument on InterDigital's appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia's litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit's decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit's decision, and on September 15, 2008, the Second Circuit denied Nokia's petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit's decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia's alleged license defense, and arguing that the Second Circuit's decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit's waiver finding was dispositive, and seeking the dismissal of Nokia's complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital's request and dismissed all of Nokia's claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital's motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. Following briefing, the Second Circuit heard oral argument on March 7, 2011. On May 23, 2011, the Second Circuit vacated the District Court's order of March 10, 2010 and remanded for the District Court to reconsider its denial of InterDigital's motion to recover against the preliminary injunction bond. On July 14, 2011, the District Court granted InterDigital's motion in part and denied the motion in part as moot, finding that InterDigital established damages in excess of $500,000 and therefore is entitled to recover the full amount of the $500,000 preliminary injunction bond, and requiring Nokia to direct its surety promptly to make payment to InterDigital. On July 26, 2011, Nokia filed a notice of appeal with the District Court indicating that it is appealing the District Court's July 14, 2011 order to the Second Circuit. On August 17, 2011, InterDigital moved in the District Court for an order requiring Hartford Fire Insurance Company (“Hartford”), Nokia's surety on the preliminary injunction bond, to pay InterDigital the full amount of the bond. Both Nokia and Hartford have opposed this motion, and Nokia has cross-moved for an order staying enforcement of the District Court's July 14, 2011 order until Nokia's appeal has been decided by the Second Circuit. InterDigital has opposed Nokia's cross-motion. No amounts were recorded in our third quarter 2011 financial statements related to the aforementioned preliminary injunction bond. If any amount is ultimately received, such amount will be recorded as a reduction of patent administration and licensing expense at the time of receipt.
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

Contingency related to Technology Solutions Agreement Arbitration

InterDigital Communications LLC and InterDigital Technology Corporation are engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and, potentially, the scope of the licenses granted under one of its technology solutions agreements.  As of September 30, 2011, InterDigital has deferred related revenue of $25.6 million pending the resolution of this arbitration.

5. EQUITY TRANSACTIONS:

Changes in shareholders’ equity for the nine months ended September 30, 2011 were as follows (in thousands):

Total Shareholders' Equity
Balance as of December 31, 2010	$353,116
Net income	66,701
Net change in unrealized gain on short-term investments	(540)
Cash dividends declared	(13,628)
Exercise of Common Stock options	4,050
Convertible note hedge transactions, net of tax	(27,519)
Warrant transactions	31,740
Equity component of the Notes, net of tax	27,760
Deferred financing costs allocated to equity	(1,500)
Taxes withheld upon restricted stock unit vestings	(331)
Tax benefit from exercise of stock options	2,705
Share-based compensation	6,036
Balance as of September 30, 2011	$448,590
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company can repurchase shares under the program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. We did not make any share repurchases during first nine months 2010, first nine months 2011, or from October 1, 2011 through October 27, 2011.

Dividends
In fourth quarter 2010, our Board of Directors approved the Company's initial dividend policy, pursuant to which the

Company plans to pay a regular quarterly cash dividend of $0.10 per share on its common stock. The Board also declared the first quarterly cash dividend in fourth quarter 2010, which was paid on February 2, 2011 to shareholders of record of the Company’s common stock at the close of business on January 12, 2011. On March 2, 2011, the Board declared a cash dividend of $0.10 per share on the Company's common stock, which was paid on April 27, 2011 to shareholders of record of the Company's common stock at the close of business on April 6, 2011. On June 1, 2011, the Board declared a cash dividend of $0.10 per share on the Company's common stock, which was paid on July 27, 2011 to shareholders of record of the Company's common stock at the close of business July 6, 2011. On September 21, 2011, the Board declared a cash dividend of $0.10 per share on the Company's common stock, which was paid on October 26, 2011 to shareholders of record of the Company's common stock at the close of business October 5, 2011.

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

6. COMPREHENSIVE INCOME:
The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2011	2010
Net income	$26,206	$35,515
Unrealized loss on investments	(473)	(33)
Total comprehensive income	$25,733	$35,482

	For the Nine Months Ended September 30,
	2011	2010
Net income	$66,701	$119,305
Unrealized (loss) gain on investments	(540)	7
Total comprehensive income	$66,161	$119,312

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2011, three customers comprised 97% of our net accounts receivable balance. At December 31, 2010, four customers represented 92% of our net accounts receivable balance. We perform ongoing credit evaluations of our customers, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$363,655	$—	$—	$363,655
Commercial paper (b)	30,776	187,463	—	218,239
U.S. government agencies	18,633	69,999	—	88,632
Corporate bonds	15,549	4,516	—	20,065
	$428,613	$261,978	$—	$690,591
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $46.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$181,465	$—	$—	$181,465
Commercial paper (b)	15,541	159,853	—	175,394
U.S. government agencies (b)	24,339	137,729	—	162,068
Corporate bonds	8,992	13,750	—	22,742
	$230,337	$311,332	$—	$541,669
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $12.0 million and $22.0 million of commercial paper and U.S. government securities, respectively, that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the condensed consolidated balance sheet as of September 30, 2011 is $190.6 million. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of the

Notes (as defined in Note 8 "Long-Term Debt") to be $251.0 million as of September 30, 2011.

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

The following table reflects the carrying value of the Company's convertible debt as of September 30, 2011 (in thousands):

September 30, 2011
2.50% Senior Convertible Notes due 2016	$230,000
Less: Unamortized interest discount	(39,370)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$190,630
The following table presents the amount of interest cost recognized for the three and nine months ended September 30, 2011 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2011
Contractual coupon interest	$1,437	$2,875
Accretion of debt discount	1,835	3,669
Amortization of financing costs	326	652
Total	$3,598	$7,196

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
Patent Licensing
Patent licensing royalties of $75.3 million in third quarter 2011 increased $6.7 million or 10% over second quarter 2011. This sequential increase was primarily driven by a $7.5 million increase in royalties from past sales as a result of a routine audit of an existing customer.
Technology Solutions
We are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. As of September 30, 2011 and December 31, 2010, we have deferred related revenue of $25.6 million and $8.6 million, respectively. These amounts have either been collected or recorded in accounts receivable on their respective balance sheet dates.
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

Nokia, Huawei and ZTE U.S. International Trade Commission (“USITC” ) Proceeding and Related Delaware District Court Proceeding

On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company's USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. The USITC has not yet ruled on that motion. The Administrative Law Judge has set a target date of February 28, 2013 to complete the USITC investigation.
On the same date that InterDigital filed the present USITC action (referenced above), we also filed a parallel action in the United States District Court for the District of Delaware (the “Delaware District Court”) against the Respondents alleging infringement of the same Asserted Patents identified in the USITC complaint. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to the USITC complaint referenced above. The Delaware District Court action has been stayed pending the parallel proceedings in the USITC.

Prior Nokia USITC Proceeding/Federal Circuit Appeal
The United States Court of Appeals for the Federal Circuit has not yet issued a decision in our appeal of certain rulings by the USITC in connection with the USITC investigation initiated by us against Nokia in 2007.
Comparability of Financial Results
When comparing third quarter 2011 financial results against other periods, the following items should be taken into consideration:

•	Our third quarter 2011 revenue includes $7.9 million of past sales related to the resolution of an audit of an existing customer.

•
Our third quarter 2011 expense includes a charge of $0.9 million to adjust the accrual rate under our Long-Term Compensation Program ("LTCP") for the incentive period covering January 1, 2009 through December 31, 2011.

•	Our third quarter 2011 income tax expense includes a $6.8 million benefit related to the resolution of tax contingencies.
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
Cash, cash equivalents and short-term investments
At September 30, 2011 and December 31, 2010, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2011	December 31, 2010	Increase / (Decrease)
Cash and cash equivalents	$409,653	$215,451	$194,202
Short-term investments	280,938	326,218	(45,280)
Total Cash and cash equivalents and short-term investments	$690,591	$541,669	$148,922

The increase in cash, cash equivalents and short-term investments was primarily due to the net proceeds of $222.0 million from the Notes discussed above and was partially offset by $32.6 million used in operating activities, $22.0 million in capital investments, and $13.6 million of dividend payments.
Cash flows from operations
We used or generated the following cash flows from our operating activities in first nine months 2011 and 2010 (in thousands):

	For the Nine Months Ended September 30,
	2011	2010	Increase / (Decrease)
Cash flows (used in) provided by operating activities	$(32,560)	$163,144	$(195,704)

Cash used in operating activities during first nine months 2011 included cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, impairment of long-term investments, and amortization of financing costs) of $95.8 million, cash payments for short-term and long-term incentive compensation of $20.1 million, estimated federal tax payments of $19.0 million, and cash payments for foreign source withholding taxes of $4.8 million. These items were partially offset by $101.4 million of cash receipts from patent license and technology solutions agreements along with other changes in working capital. We received $21.1 million of fixed fee payments and $59.5 million of per-unit royalty payments, including past sales and prepayments, from existing customers and a new customer. Cash receipts from our technology solutions agreements totaled $20.8 million, primarily related to royalties and other license fees associated with our SlimChip modem core.

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

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2011 and December 31, 2010 (in thousands) as follows:

	September 30, 2011	December 31, 2010	Increase / (Decrease)
Current assets	$782,059	$619,556	$162,503
Less: current liabilities	167,626	178,560	(10,934)
Working capital	614,433	440,996	173,437
Subtract:
Cash and cash equivalents	409,653	215,451	194,202
Short-term investments	280,938	326,218	(45,280)
Add:
Current portion of long-term debt	254	288	(34)
Current deferred revenue	133,467	134,804	(1,337)
Adjusted working capital	$57,563	$34,419	23,144

The $23.1 million increase in adjusted working capital is primarily attributable to an $11.5 million net decrease in accrued compensation resulting from first quarter 2011 payments against our short-term and long-term cash incentive obligations and expected receipts totaling $18.3 million from the amendment of previously filed tax returns. This tax refund was previously recorded in long-term assets.
Cash used in or provided by investing and financing activities
We generated net cash in investing activities of $22.8 million in first nine months 2011 and used net cash in investing activities of $72.8 million in first nine months 2010. We sold $44.7 million of short-term marketable securities, net of purchases, in first nine months 2011, and we purchased $51.1 million of short-term marketable securities, net of sales, in first nine months 2010. This decrease in net purchases was driven by lower cash receipts from patent license agreements as discussed above. Purchases of property and equipment and technology licenses increased to $2.5 million in first nine months 2011 from $1.7 million in first nine months 2010 due to our investments in new and existing facilities. Investment costs associated with patents decreased to $19.4 million in first nine months 2011 from $20.0 million in first nine months 2010.
Net cash provided by financing activities increased by $191.6 million primarily due to our issuance of the Notes and related transactions in second quarter 2011 as discussed above. This increase was partially offset by $13.6 million of dividend payments in first nine months 2011 that did not occur in first nine months 2010 and lower levels of proceeds from stock option exercises.
Other
Our combined short-term and long-term deferred revenue balance at September 30, 2011 was approximately $339.2 million, a decrease of $127.7 million from December 31, 2010. We have no material obligations associated with such deferred revenue. In first nine months 2011, deferred revenue decreased $175.2 million due to the deferred revenue recognition of $101.6 million related to the amortization of fixed fee royalty payments and $73.6 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our customers) and technology solutions agreements. These decreases in deferred revenue were partially offset by gross increases in deferred revenue of $47.5 million, primarily related to cash received or due from patent license and technology solutions customers. Of the $47.5 million, $17.0 million relates to the technology solutions agreement arbitration discussed above in the "Overview" section.
Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the September 30, 2011 deferred revenue balance of $339.2 million by $133.5 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our customers report against prepaid balances, work performed in conjunction with our technology solutions agreements and the resolution of the technology solutions agreement arbitration.
At September 30, 2011 and December 31, 2010, we had 0.4 million and 0.7 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated $5.4 million and $9.4 million, respectively, of cash proceeds to the Company if they had been fully exercised as of such dates.

RESULTS OF OPERATIONS
Third Quarter 2011 Compared to Third Quarter 2010
Revenues
The following table compares third quarter 2011 revenues to third quarter 2010 revenues (in millions):

	For the Three Months Ended September 30,
	2011	2010	(Decrease)/ Increase
Per-unit royalty revenue	$34.2	$35.8	$(1.6)	(4)%
Fixed fee amortized royalty revenue	33.2	49.6	(16.4)	(33)%
Current patent royalties	67.4	85.4	(18.0)	(21)%
Past sales	7.9	0.7	7.2	1,029%
Total patent licensing royalties	75.3	86.1	(10.8)	(13)%
Technology solutions revenue	1.2	5.8	(4.6)	(79)%
Total revenue	$76.5	$91.9	$(15.4)	(17)%

The $15.4 million decrease in total revenue was primarily attributable to a $10.8 million decrease in patent licensing royalties. Of this decrease in patent licensing royalties, $16.4 million was attributable to a decrease in fixed fee amortized royalty revenue primarily driven by the expiration of the 3G portion of our patent license agreement with LG at the end of fourth quarter 2010. Per-unit royalty revenue decreased $1.6 million due to a decrease in royalties from our Japanese per-unit customers, which was partially offset by strong sales from customers with concentrations in smartphones. These decreases were partially offset by an increase in past sales resulting from an audit of an existing customer. More than half of the decrease in technology solutions revenue was due to the loss of revenue from agreements that concluded in 2010. The remaining decrease was due to our deferral of revenue recognition of disputed royalties pending the outcome of the previously-mentioned technology solutions agreement arbitration.
In third quarter 2011 and third quarter 2010, 59% and 55% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of these amounts. During third quarter 2011 and third quarter 2010, the following customers accounted for 10% or more of our total revenues:

	For the Three Months Ended September 30,
	2011	2010
Samsung Electronics Company, Ltd.	34%	28%
Research in Motion Limited	13%	< 10%
HTC Corporation	12%	< 10%
LG Electronics, Inc.	-	16%
Sharp Corporation	< 10%	11%

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months Ended September 30,
	2011	2010	Increase/ (Decrease)
Patent administration and licensing	$17.9	$12.8	$5.1	40%
Development	17.0	17.5	(0.5)	(3)%
Selling, general and administrative	9.4	7.2	2.2	31%
Total operating expenses	$44.3	$37.5	$6.8	18%

The $6.8 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$5.2
Personnel-related costs	1.9
Strategic alternatives evaluation process costs	1.5
Long-term compensation	0.9
Sublicense fees	(2.0)
Commissions	(0.7)
$6.8

Intellectual property enforcement and non-patent litigation increased $5.2 million primarily due to costs associated with the recently filed ITC action. Personnel-related costs grew $1.9 million primarily due to increased personnel levels within our patents, licensing and advanced research groups. Costs associated with our strategic alternatives evaluation process contributed $1.5 million to the operating expense increase. The increase in long-term compensation was due to a third quarter 2011 charge of $0.9 million to adjust the accrual rate for the incentive period under our LTCP covering January 1, 2009 through December 31, 2011. These increases were partially offset by a decrease of $2.0 million in sublicense fees, due to technology solutions agreements that concluded during 2010. The $0.7 million decrease in commission expense was primarily driven by the decline in revenue in third quarter 2011.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, personnel-related costs, and long-term compensation. Additionally, patent amortization increased due to higher levels of capitalized patent costs in recent years. These increases were partially offset by a decrease in consulting services associated with patent due diligence.
Development Expense: The decrease in development expense was primarily attributable to the decrease in sublicense fees related to our technology solutions agreements that concluded in 2010. These decreases were partially offset by the above-

noted increases in personnel-related costs and long-term compensation, as well as increases in consulting services attributable to the initiation of new research and development projects in 2011.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in strategic alternatives evaluation process costs, personnel-related costs, and long-term compensation. Non-patent litigation costs increased due to the previously discussed arbitration proceeding related to one of our technology solutions agreements.

Other (Expense) Income
The following table compares third quarter 2011 other (expense) income to third quarter 2010 other (expense) income (in millions):

	For the Three Months Ended September 30,
	2011	2010	(Decrease)/Increase
Interest expense	$(3.6)	$(0.1)	$(3.5)	3,500%
Other	(0.1)	0.3	(0.4)	(133)%
Investment income	0.5	0.3	0.2	67%
	$(3.2)	$0.5	$(3.7)	(740)%
The change between periods primarily resulted from the recognition of $3.6 million of interest expense associated with the Notes issued on April 4, 2011.

First Nine Months 2011 Compared to First Nine Months 2010
Revenues
The following table compares first nine months 2011 revenues to first nine months 2010 revenues (in millions):

	For the Nine Months Ended September 30,
	2011	2010	(Decrease)/Increase
Per-unit royalty revenue	$108.6	$97.4	$11.2	11%
Fixed fee amortized royalty revenue	101.6	146.3	(44.7)	(31)%
Current patent royalties	210.2	243.7	(33.5)	(14)%
Past sales	10.6	41.3	(30.7)	(74)%
Total patent licensing royalties	220.8	285.0	(64.2)	(23)%
Technology solutions revenue	4.0	14.3	(10.3)	(72)%
Total revenue	$224.8	$299.3	$(74.5)	(25)%

The $74.5 million decrease in total revenue in first nine months 2011 was primarily attributable to a $64.2 million  decrease in patent licensing royalties. Of this decrease in patent licensing royalties, $44.7 million was attributable to a decrease in fixed fee amortized royalty revenue. This decrease was primarily driven by the expiration of the 3G portion of our patent license agreement with LG at the end of fourth quarter 2010. Past sales revenue in first nine months 2010 related to the patent license agreement signed with Casio Hitachi Mobile Communications Co., Ltd. ("CHMC"), the resolution of a routine audit, and the renewal of a patent license agreement. Royalties from past sales totaled $10.6 million in first nine months 2011, related to the resolution of audits of existing customers. Per-unit royalty revenue increased due to strong sales from customers with concentrations in smartphones. More than half of the decrease in technology solutions revenue was due to the elimination of revenue under technology solutions agreements that concluded in 2010. The remaining decrease was due to lower royalties recognized in connection with our SlimChip modem IP as a result of the ongoing arbitration proceeding related to one of our technology solutions agreements.
In first nine months 2011 and first nine months 2010, 60% and 51% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of these amounts. In first nine months 2011 and first nine months 2010, the following customers accounted for 10% or more of our total revenues:

	For the Nine Months Ended September 30,
	2011	2010
Samsung Electronics Company, Ltd.	34%	26%
Research in Motion Limited	15%	< 10%
HTC Corporation	11%	< 10%
LG Electronics, Inc.	-	14%
Casio Hitachi Mobile Communications Co., Ltd.	-	11%

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Nine Months Ended September 30,
	2011	2010	Increase
Patent administration and licensing	$50.6	$45.3	$5.3	12%
Development	50.2	50.0	0.2	—%
Selling, general and administrative	24.7	21.8	2.9	13%
Total operating expenses	$125.5	$117.1	$8.4	7%

The $8.4 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Personnel-related costs	$5.3
Intellectual property enforcement and non-patent litigation	5.3
Strategic alternatives evaluation process costs	1.5
Depreciation and amortization	1.2
Consulting services	0.8
Other	0.3
Sublicense fees	(2.9)
Commissions	(2.5)
Long-term compensation	(0.6)
Total increase in operating expenses	$8.4

Personnel-related costs grew $5.3 million primarily due to increased personnel levels within our patents, licensing and advanced research groups. Intellectual property enforcement and non-patent litigation costs increased $5.3 million primarily due to costs associated with the recently filed ITC action. Costs associated with our strategic alternatives evaluation process contributed $1.5 million to the operating expense increase. Depreciation and patent amortization increased $0.8 million due to higher levels of capitalized patent costs in recent years. The decrease in sublicense fees related to our technology solutions agreements that concluded in 2010. The $2.5 million decrease in commission expense was primarily driven by the decline in revenue in first nine months 2011. The $0.6 million decrease in long-term compensation was primarily due to the first nine months 2010 charge of $1.8 million to increase our accrual rate for a cash incentive period under our LTCP covering January 1, 2008 through December 31, 2010, which was partially offset by the third quarter 2011 charge of $0.9 million to increase the accrual rate for an incentive period under our LTCP covering January 1, 2009 through December 31, 2011.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, personnel-related costs, and patent amortization. These increases were partially offset by the above-noted decrease in commissions, as well as a decrease in consulting services due to lower levels of patent due diligence.
Development Expense: The increase in development expense was primarily attributable to the above-noted increase in personnel-related costs, as well as an increase in consulting services attributable to the initiation of new research and development projects in 2011. These increases were partially offset by decreases in sublicense fees related to technology solutions agreements that concluded in 2010 and long-term compensation costs.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in strategic alternatives evaluation process costs, and non-patent litigation costs, which was related to the previously discussed arbitration proceeding related to one of our technology solutions agreements. These increases were partially offset by a decrease in long-term compensation costs.
Other (Expense) Income
The following table compares first nine months 2011 other (expense) income to first nine months 2010 other (expense) income (in millions):

	For the Nine Months Ended September 30,
	2011	2010	(Decrease)/Increase
Interest expense	$(7.2)	$(0.1)	$(7.1)	7,100%
Other	(1.8)	0.3	(2.1)	(700)%
Investment income	1.5	1.8	(0.3)	(17)%
	$(7.5)	$2.0	$(9.5)	(475)%
The change between periods primarily resulted from the recognition of $7.2 million of interest expense associated with the Notes and the recognition of $1.6 million for investment impairment in first nine months 2011.

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

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The Company's exploration and evaluation of potential strategic alternatives;

•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our amortization of fixed fee royalty payments over the next twelve months to reduce our September 30, 2011 deferred revenue balance;

•	Our future tax expense and changes to our reserves for uncertain tax positions;

•	The timing, outcome and impact of our various litigation and administrative matters;

•	Our ability to obtain additional liquidity through debt and equity financings; and

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program in the next twelve months.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors of our 2010 Form 10-K/A, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2010 Form 10-K/A.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Huawei Delaware State Court Proceeding

On October 25, 2011, Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) filed a complaint (“Complaint”) with the Court of Chancery of the State of Delaware against InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital”). The Complaint asserts causes of action for breach of contract, equitable estoppel, waiver, and declaratory judgment. The Complaint seeks to enforce alleged contractual commitments made by InterDigital to license on fair, reasonable, and non-discriminatory (“FRAND”) terms patents Huawei claims InterDigital has declared essential to various 3G wireless standards. The Complaint further requests a declaratory judgment that InterDigital has not offered licenses on FRAND terms to such patents, a declaratory judgment that InterDigital is equitably estopped and has waived its right to seek injunctive or exclusionary relief for Huawei's alleged infringement of such patents, including but not limited to such relief as sought in InterDigital's U.S. International Trade Commission ("USITC") proceeding against Huawei, and a declaratory judgment determining an appropriate FRAND royalty for InterDigital's United States patents that Huawei claims have been declared essential to a standard used by Huawei's accused products. On the same date that the Complaint was filed, Huawei also filed a motion seeking expedited proceedings. InterDigital has not yet responded to the Complaint or the motion.

Nokia, Huawei and ZTE USITC Proceeding and Related Delaware District Court Proceeding

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, on July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000®capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company's USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. The USITC has not yet ruled on that motion.
On September 29, 2011, Nokia filed a motion to terminate the USITC investigation, arguing that InterDigital's alleged commitment to the European Telecommunications Standards Institute (“ETSI”) regarding the licensing of essential patents on fair, reasonable and non-discriminatory (“FRAND”) terms allegedly resulted in InterDigital's waiver of the right to seek exclusionary relief at the USITC. On October 19, 2011, InterDigital filed its opposition to the motion to terminate.
On October 6, 2011, Nokia filed a motion to stay the USITC investigation based on its allegations that InterDigital had violated the protective order in the prior USITC investigation between InterDigital and Nokia (described below). On October 21, 2011, InterDigital filed its opposition to Nokia's motion to stay.
On October 14, 2011, the Administrative Law Judge set a target date of February 28, 2013 to complete the USITC investigation. The parties are working toward agreement on a procedural schedule for this USITC investigation consistent with that target date.
On the same date that InterDigital filed the present USITC action (referenced above), we also filed a parallel action in the United States District Court for the District of Delaware (the “Delaware District Court”) against the Respondents alleging infringement of the same Asserted Patents identified in the USITC complaint. The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware

District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted the investigation referenced above, the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to the USITC complaint referenced above. On October 10, 2011, the Company filed a statement of non-opposition to the motion to stay. On October 11, 2011, the Delaware District Court granted defendants' motion to stay.
Nokia New York Southern District Proceeding
As previously disclosed, on April 9, 2010, InterDigital filed a notice of appeal with the United States District Court for the Southern District of New York (“New York District Court”), indicating that InterDigital was appealing to the U.S. Court of Appeals for the Second Circuit the New York District Court's March 10, 2010 order denying InterDigital's motion to collect against the preliminary injunction bond posted by Nokia in March 2008 in connection with a preliminary injunction that was later ruled to have been wrongly obtained. On May 23, 2011, the Second Circuit vacated the New York District Court's order of March 10, 2010 and remanded for the New York District Court to reconsider its denial of InterDigital's motion to recover against the preliminary injunction bond. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, on July 14, 2011, the New York District Court granted InterDigital's motion in part and denied the motion in part as moot, finding that InterDigital established damages in excess of $500,000 and therefore is entitled to recover the full amount of the $500,000 preliminary injunction bond, and requiring Nokia to direct its surety promptly to make payment to InterDigital. On July 26, 2011, Nokia filed a notice of appeal with the District Court indicating that it is appealing the District Court's July 14, 2011 order to the Second Circuit. On August 17, 2011, InterDigital moved in the District Court for an order requiring Hartford Fire Insurance Company (“Hartford”), Nokia's surety on the preliminary injunction bond, to pay InterDigital the full amount of the bond. Both Nokia and Hartford have opposed this motion, and Nokia has cross-moved for an order staying enforcement of the District Court's July 14, 2011 order until Nokia's appeal has been decided by the Second Circuit. InterDigital has opposed Nokia's cross-motion.

See Note 4, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Nokia proceedings.

Item 1A. RISK FACTORS.

In addition to factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 - Forward Looking-Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K/A for the year ended December 31, 2010 (the “2010 Form 10-K/A”) and in Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 (the “First Quarter 2011 Form 10-Q”) and June 30, 2011 (the "Second Quarter 2011 Form 10-Q"), which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2010 Form 10-K/A, First Quarter 2011 Form 10-Q and Second Quarter 2011 Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered shares of our common stock or repurchases of our common stock during third quarter 2011 or from October 1, 2011 through October 27, 2011.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

*Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

**Exhibit 10.1	Long-Term Compensation Program, as amended August 2011.

**Exhibit 10.2	Compensation Program for Outside Directors (2011 - 2012 Board Term).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on October 28, 2011, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. ††

______________________________

*	Incorporated by reference to the previous filing indicated.

**	Management contract or compensatory plan or arrangement.

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

INTERDIGITAL, INC.
Date: October 28, 2011	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 28, 2011	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: October 28, 2011	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*Exhibit 3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

*Exhibit 3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital's Current Report on Form 8-K dated June 7, 2011).

**Exhibit 10.1	Long-Term Compensation Program, as amended August 2011.

**Exhibit 10.2	Compensation Program for Outside Directors (2011 - 2012 Board Term).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on October 28, 2011, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. ††

______________________________

*	Incorporated by reference to the previous filing indicated.

**	Management contract or compensatory plan or arrangement.

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