Form 10-K
period 2011-12-31
InterDigital, Inc.
filed 2012-02-27
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-33579
INTERDIGITAL, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1882087
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
781 Third Avenue King of Prussia, Pennsylvania	19406-1409 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code (610) 878-7800
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share) (title of class)	NASDAQ (name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,839,185,424 as of June 30, 2011.
The number of shares outstanding of the registrant’s common stock was 45,100,011 as of February 23, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2012 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
ATIS
“Alliance for Telecommunications Industry Solutions.”  An ANSI-accredited U.S.-based Standards association that concentrates on developing and promoting technical/operational standards for the communications and information technology industries worldwide.
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
cdma2000®
A Standard that evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne). The CDMA family includes, without limitation, CDMA2000 1x, CDMA 1xEV-DO, CDMA2000 1xEV-DV and CDMA2000 3x. Although CDMA2000 1x is included under the IMT-2000 family of 3G Standards, its functionality is similar to 2.5G technologies. CDMA2000® and cdma2000® are registered trademarks of the Telecommunications Industry Association (TIA - USA).
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
dongle
A hardware device that plugs into a port on a computer that allows protected software (which may be contained on the dongle or on the computer) to run.
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
EPC
“Evolved Packet Core.”  A flatter, simplified, packet-switched cellular core network architecture developed as a result of the 3GPP System Architecture Evolution (SAE) study.  Designed for the higher data performance and reduced latency of LTE and LTE-Anetworks, it also provides interworking with GSM and HSPA networks, and integration with non-3GPP networks such as WiMAX™ and Wi-Fi®.
ETSI
“European Telecommunications Standards Institute.”  The Standards organization that drafts Standards for Europe.

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
HEVC
“High Efficiency Video Coding.”  A draft video compression Standard, possibly a successor to H.264/MPEG-4 AVC (Advanced Video Coding), currently under joint development by the ISO/IEC Moving Picture Experts Group (MPEG) and ITU-T Video Coding Experts Group (VCEG).
hotspot
A small area provided with local wireless Internet connectivity that may be stand-alone or may augment wide area (e.g., cellular) coverage due to expected demand for high bandwidth or a large concentration of users.  Hotspots may typically be found at coffee shops, fast food stores, shopping malls or sports stadiums.  Wireless infrastructure devices such as Wi-Fi® access points, femto-access points, or cellular pico-/micro‑cells are typically used at wireless hotspots.
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
iDEN®
“Integrated Dispatch Enhanced Network.”  A proprietary TDMA Standards-based technology that allows access to phone calls, paging and data from a single device. iDEN is a registered trademark of Motorola, Inc.

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
ITU-T
“ITU Telecommunication Standardization Sector.”  One of the three sectors (divisions or units) of the ITU; it coordinates Standards for telecommunications.
ITC
“InterDigital Technology Corporation.”  One of our wholly-owned Delaware subsidiaries.
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
LAN
“Local Area Network.”  A private data communications network linking a variety of data devices located in the same geographical area and that share files, programs and various devices.
LTE
“Long Term Evolution.”  Generic name for the 3GPP project addressing future improvements to the 3G Universal Terrestrial Radio Access Network (UTRAN).
LTE-A
“LTE-Advanced.”  A follow-on to LTE and the 3GPP entry into the worldwide ITU “IMT-Advanced” project.
M2M
"Machine-to-machine." Direct wired or wireless communications between machines without human intervention (e.g., between a sensor or meter and a data collection center).
MAC
“Media Access Control.”  Part of the 802.3 (Ethernet LAN) Standard that contains specifications and rules for accessing the physical portions of the network.
MAN
“Metropolitan Area Network.”  A communication network which covers a geographic area such as a city or suburb.
Mbps
“Megabits per Second.”  A measure of information-carrying capacity of a circuit; millions of bits per second.
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
SAE
“System Architecture Evolution.”  A 3GPP study effort that led to the specification of a simplified, flatter, packet-switched core network architecture, the Evolved Packet Core (EPC).  The EPC is designed to support the higher data rates and lower latency of LTE and LTE-A, while optimally interworking with legacy GSM and HSPA networks, and integrating non-3GPP networks such as WiMAX™ and Wi-Fi®.
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
Wi-Fi®
A registered trademark of the Wi-Fi Alliance® used to designate products that conform to various IEEE 802.11 Standards.
Wi-Fi Alliance®
A global non-profit industry association that supports IEEE 802.11 technology and market development, regulatory programs, and certifies devices as being 802.11 compliant and interoperable.  Only products that pass Wi-Fi Alliance® certification testing are allowed to carry the “Wi-Fi” trademark and logo.
WiMAX™
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
____________________________________________
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

Overview
InterDigital designs and develops advanced technologies that enable and enhance wireless communications and monetizes such technologies through licensing and other revenue opportunities. Since our founding in 1972, we have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of intellectual property to the wireless communications industry and as of December 31, 2011 held, through wholly owned subsidiaries, a portfolio of over 19,500 patents and patent applications related to the fundamental technologies that enable wireless communications. Included in our portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless Standards, including 2G, 3G, 4G and the IEEE 802 suite of Standards. We believe that companies making, importing, using or selling products compliant with these Standards, which include all manufacturers of mobile handsets, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices. In 2011, we believe we recognized revenue from over half of all 3G mobile devices sold worldwide, including those sold by leading mobile communications companies such as Apple Inc. ("Apple"), HTC Corporation ("HTC"), Research in Motion Limited ("RIM") and Samsung Electronics Co., Ltd. ("Samsung").
We develop advanced technologies that we expect will improve the wireless user’s experience and enable the delivery of a broad array of information and services. This includes next-generation wireless air interfaces and technologies to enhance connectivity and mobility across networks and devices and technologies that support more efficient transportation of information. We actively participate in, and contribute our technology solutions to, worldwide organizations responsible for the development and approval of Standards with which digital cellular and IEEE 802-compliant products and services are designed to operate in accordance. We offer licenses to our patents to equipment producers that manufacture, use or sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our mobile broadband modem solutions (modem IP, know-how, and reference platforms) to mobile device manufacturers, semiconductor companies, and other equipment producers that manufacture, use or sell digital cellular products.
We built our suite of technology and patent offerings primarily through internal development, but also through participation in joint development projects with other companies, as well as select acquisitions. We have formed strategic relationships with a number of leading technology companies that share our vision and complement our internal research and development efforts. Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support. In 2011, we generated revenues of $301.7 million, representing a decrease of $92.8 million, or 24%, from 2010, and net income of $89.5 million, representing a decrease of $64.1 million, or 42%, from 2010. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the financial statements and accompanying notes in Part II, Item 8 of this Form 10-K.
On July 19, 2011, we announced that our Board of Directors had initiated a process to explore and evaluate potential strategic alternatives for the Company, including a sale or other transaction. On January 23, 2012, we announced that our Board of Directors had concluded its review of strategic alternatives for the Company and determined that it was in the best interests of the Company and its shareholders to execute on the company's business plan and to expand the plan to include patent sales and licensing partnerships. For additional information regarding the company's business strategy, see "Item 1. Business -- InterDigital's Strategy."
Patent Licensing
We generate the majority of our revenues through the licensing of patents in our portfolio. We approach companies engaged in the supply of wireless communications equipment and seek to enter into license agreements. We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, import, use or sell, or intend to manufacture, import, use or sell, equipment that implements inventions covered by our portfolio of patents. We have entered into numerous such agreements with companies around the world.
Upon entering into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement (i.e., past sales) and also agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Most of our patent license agreements are structured on a royalty-bearing basis, while others are structured on a paid-up basis or combination thereof. The patent license agreements cover the sale of terminal devices or infrastructure equipment. Terminal devices can include all or some of the following products, among others: handsets, computers, tablets, wireless modules, USB modems, PC Cards, and consumer electronic devices. Almost all of our patent license agreements provide for the payment of royalties based on sales of licensed products designed to operate in accordance with particular Standards (convenience-based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement-based licenses).
In most cases, we recognize the revenue from per-unit royalties in the period when we receive royalty reports from licensees. In circumstances where we receive consideration for past sales, we recognize such payments as revenue in the period in which the patent license agreement is signed. Some of these patent license agreements provide for the non-refundable prepayment of royalties that are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties are calculated and either applied against any prepayment or become payable in cash or other consideration. Additionally, royalties on sales of licensed products under the license agreement become payable or applied against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per unit, a percentage of sales, percentage of sales with a per-unit cap and other similar measures. The formulas can also vary by other factors, including territory, covered Standards, quantity, and dates sold.
Some of our patent licenses are paid-up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions can include paid-up licenses for a period of time, for a class of products, for a number of products sold, under certain patents or patent claims, for sales in certain countries or a combination thereof. Licenses have become paid-up based on the payment of fixed amounts or after the payment of royalties for a term. With the exception of amounts allocated to past sales, we recognize revenues related to fixed amounts on a straight-line basis.
Our license agreements typically contain provisions that give us the right to audit our licensees’ books and records to ensure compliance with the licensees’ reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we seek payment for the amount owed and enter into negotiations with the licensee to resolve the discrepancy.
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
As of December 31, 2011, our patent portfolio consisted of approximately 1,500 U.S. patents (approximately 170 of which were issued in 2011) and approximately 8,500 non-U.S. patents (approximately 1,000 of which were issued in 2011). As of the same date, we also had numerous patent applications pending worldwide, with approximately 1,200 pending applications in the United States and approximately 8,400 pending non-U.S. patent applications. The patents and applications comprising our portfolio relate predominantly to digital wireless radiotelephony technology (including, without limitation, 2G, 3G, and 4G technologies). Issued patents expire at differing times ranging from 2012 through 2030. Our development areas include adjacent wireless technologies within the wireless ecosystems and across the broad array of converged devices, networks, and services. In addition to conforming to applicable Standards, our solutions also include proprietary implementations for which we seek patent protection.
Our investments in the development of advanced digital wireless technologies and related products and solutions include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. As of December 31, 2011, we employed approximately 200 engineers, 79% of whom hold advanced degrees and 51 of whom hold doctorate degrees. Over the last three years, investment in development has ranged between $64.0 million and $71.5 million, and the largest portion of this expense has been personnel costs.
Wireless Communications Industry Overview
Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscriptions rose from approximately 941 million at the end of 2001 to approximately 5.8 billion at the end of 2011, according to IHS iSuppli. Market analysts at IHS iSuppli expect that the aggregate number of global wireless subscriptions could exceed 7.2 billion by 2015. In fourth quarter 2011, IHS iSuppli forecasted worldwide handset shipments to grow approximately 6% in 2012. The following table presents 2010 worldwide mobile handset shipments and IHS iSuppli's estimates for worldwide mobile handset shipments by air interface technology in 2011 and the related forecast for 2012 through 2015.
Global Mobile Handset Shipments By Technology (1)

M Units
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
-

(1)	Source: IHS iSuppli. Mobile Handset Q4 2011 Market Tracker.

(2)	Includes: LTE and WiMax.

(3)	Includes: WCDMA (UMTS)/HSPA, TD-SCDMA and mixed 3G.

(4)	Includes: CDMA2000 and its evolutions.

(5)	Includes: GSM/GPRS/EDGE and iDEN.
The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone shipments, which, according to IHS iSuppli, grew from approximately 393 million units in 2001 to approximately 1.5 billion units in 2011. We believe the combination of a broad subscriber base, continued technological change and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of advanced wireless products and services over the next five years. Shipments of 3G and 4G phones, which represented approximately 48% of the market in 2011, are predicted to increase to approximately 73% of the market by 2015 according to IHS iSuppli. Moreover, recent advances in 3G and 4G technologies that support devices offering higher data rates have met with rapid consumer demand. Similarly, shipments of smartphones have grown rapidly, increasing from less than 1% of handset shipments in 2001 to 33% in 2011 according to IHS iSuppli. In addition, the on-going convergence of computing and wireless technologies, accelerated by increased blurring of the line between consumer and enterprise, has fundamentally redefined the wireless market opportunity, expanding it from mobile handsets to also include notebooks, tablets, peripherals and other devices. According to Gartner, an independent research firm, worldwide sales of media tablets with wireless connectivity are expected to exceed 294 million units by 2015.
To achieve economies of scale and support interoperability among different participants, products for the wireless industry have typically been designed to operate in accordance with Standards. These Standards have evolved in response to consumer demand for services and expanded capabilities of mobile devices. Although the cellular market initially delivered voice-oriented and basic data services (commonly referred to as Second Generation, or 2G), over the past ten years the industry transitioned to providing voice and multimedia services that take advantage of the higher speeds offered by the newer technologies (commonly referred to as Third Generation, or 3G). LTE, or “Long Term Evolution,” represents the next generation of technology that has been commonly accepted by industry participants as the industry transitions to Fourth Generation, or 4G.
In addition to the advances in digital cellular technologies, the wireless communications industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office, and select public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectra within a relatively modest operating range. Semiconductor shipments of products built to the IEEE 802.11 Standard have grown from 20 million units shipped in 2002 to over 1.2 billion units shipped in 2011, according to IHS iSuppli. Analysts at IHS iSuppli forecast that IEEE 802.11 semiconductor shipments will grow to over 2.4 billion units by 2015. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances, and enable roaming. These Standards are establishing technical specifications for high data rates at long distances, such as IEEE 802.16 (WiMAX), as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).
Industry participants anticipate a continued proliferation of converged devices that incorporate multiple air interface technologies and functionalities and provide seamless operation in order to support the evolving "network of networks." For example, many devices incorporate multiple air interface technologies and such converged devices may provide seamless operation among a variety of networks.
InterDigital’s Strategy
Our objective is to continue to be a leading designer and developer of technology solutions and intellectual property for the wireless industry and to monetize our extensive patent portfolio.
To execute our strategy, we intend to:

•
Develop innovative wireless technologies.  We intend to maintain a leading position in providing advanced wireless technologies to the industry by continuing to invest significantly in internal technology development and by leveraging our extensive research and development capabilities, our expertise in digital cellular and wireless products, including 2G, 3G, 4G and IEEE 802-related products, and our portfolio of over 19,500 patents and patent applications. In addition, we intend to continue to expand our portfolio of technology solutions to address not only the evolution of wireless communications as it evolves to a network of networks, but also to further improve the functionality of wireless networks through improved connectivity, enhanced mobility, and advanced intelligent data delivery techniques, including technologies to improve video delivery.

•
Expand our licensing revenue base. We intend to expand our licensing revenue base by aggressively pursuing the remaining mobile device manufacturers that are not covered by our patent license agreements and by pursuing licensing revenue in adjacent markets, such as wireless consumer electronics, mobile infrastructure, over-the-top services and operator services. We plan to pursue these licensing revenue opportunities both through our own licensing programs and through other companies with whom we will seek to establish licensing partnerships enabled by our patents.

•
Sell select patent assets. We were issued close to 1,200 patents worldwide in 2011. We believe the rate at which we grow and replenish our patent portfolio allows us to complement our licensing programs with sales and strategic partnerships. Such transactions could occur in the form of an outright sale of a number of patents or within the context of a strategic alignment with another party. For example, we intend to seek opportunities to sell portions of our portfolio that are not essential to our core terminal unit licensing business. In addition, we intend to seek opportunities to sell patents that may be related to our core licensing business but that add minimal incremental value to the licensing program or that could generate more value through their sale than they are expected to generate through the licensing program. In addition, we may offer to exchange patents with other parties in order to increase the breadth of our own portfolio.

•	Defend vigorously our intellectual property. We believe our willingness to engage in litigation when necessary facilitates the establishment of licensing agreements for our patents with new and existing licensees and prevents the infringement of our patents.

•
Pursue complementary acquisitions and strategic relationships.  We intend to continue to explore opportunities to acquire or form strategic relationships to build complementary technologies and capabilities in order to expand our intellectual property portfolio and technology capabilities and grow our addressable market. For example, we intend to expand into adjacent markets such as wireless consumer electronics, data services and wireless infrastructure. In addition, we will seek opportunities to acquire technologies that are employed or will be used by wireless devices that address other functionality on the mobile device beyond the core wireless aspects. We intend to leverage our scale, liquidity, licensing expertise and our unique business model in order to compete successfully in the market for intellectual property.

•
Maintain substantial involvement in key worldwide Standards bodies.  We intend to continue contributing to the ongoing process of defining of wireless Standards and incorporating our inventions into those Standards. We also intend to further explore and participate in Standards setting arenas related to the development of technologies that may become important in the wireless devices of the future, such as video compression. We believe this involvement provides us with significant visibility into, and enables us to be at the forefront of, technology development. In addition, involvement in key worldwide Standards facilitates the industry's adoption of our technologies and accelerates the time to market of products developed through the use of our intellectual property.

Evolution of Wireless Standards
Wireless communications Standards are formal guidelines for engineers, designers, manufacturers, and service providers that regulate and define the use of the radio frequency spectrum in conjunction with providing detailed specifications for wireless communications products. A primary goal of the Standards is to ensure interoperability of products marketed by multiple companies built to a common Standard. A large number of international and regional wireless Standards Development Organizations (“SDOs”), including the ITU, ETSI, TIA (USA), IEEE, ATIS (USA), TTA (Korea), ARIB (Japan) and ANSI, have responsibility for the development and administration of wireless communications Standards. New Standards are typically adopted with each new generation of products, are often compatible with previous generations, and are defined to ensure equipment interoperability and regulatory compliance.
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
The principal Standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies, with 3G capable-products gradually replacing 2G-only products. The Standardized 2G TDMA-based technologies include GSM, TIA/EIA-54/136 (commonly known as AMPS-D, United States-based TDMA, which has been phased out in conjunction with the U.S. FCC-mandated conversion from analog-based cellular service), PDC, PHS, DECT and TETRA. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, the Americas, and other regions. In 2011, approximately 52% of total worldwide mobile device shipments conform to the 2G and 2.5G TDMA-based Standards. WCDMA-enabled devices accounted for an additional 31% of total worldwide shipments. Thus, the combined shipments of GSM-enabled devices and devices with 3G WCDMA technology accounted for approximately 83% of worldwide handset shipments.
Narrowband 2G CDMA-based technologies include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea, and several other countries. Similar to the TDMA-based technologies, the CDMA-based technologies have migrated to 3G. In 2011, about 16% of total worldwide handset shipments were based on these 2G/2.5G CDMA technologies plus its 3G evolution.
The Standards groups continue to advance the performance and capabilities of their respective air interfaces. Chief among the enhancements are High Speed Downlink Packet Access and High Speed Uplink Packet Access (HSDPA/HSUPA, often collectively referred to as HSPA), an evolution of WCDMA, and 1xEV-DO. At year end 2011, approximately 450 operators had launched HSPA networks.
Further advances to the WCDMA cellular air interface Standards are being made under 3GPP’s LTE program. This evolution program is based on OFDM/OFDMA technology, similar to that used in the IEEE 802.16 Standard. LTE Standards were completed in late 2009, and system deployments are currently underway. Virtually all incumbent mobile operators have indicated their intention to upgrade their networks to LTE as it becomes commercially available. This selection has had substantial negative impact on the proposed 3GPP2 UMB “3G” standard, which no current mobile operators have indicated an intention to use. This has resulted in 3GPP2 stopping all work on the proposed UMB specification, thus facilitating a broader market for LTE. 3GPP has also completed its initial work on a follow-on to LTE (referred to as Release 10), called LTE-Advanced (“LTE-A”), which was the 3GPP entry into the worldwide ITU-R “IMT-Advanced” project, a follow-on to the earlier IMT-2000 Recommendation mentioned above. As noted in the section on IEEE 802 Standards, the ITU-R IMT-Advanced project is complete, and LTE-A was one of the two technologies selected by the ITU-R as meeting IMT-Advanced requirements (the other being IEEE 802.16m).
InterDigital often publicly characterizes its business, including license agreements and development projects, as pertaining to Standards generally characterized as 2G, 3G, and/or 4G. In doing this, we generally rely on the positions of the applicable Standards setting organizations in defining the relevant Standards. However, the definitions may evolve or change over time, including after we have characterized certain transactions. For example, in the past the ITU-R has taken differing positions on what constitutes 4G. As stated above, the Standards known as LTE-A and 802.16m are currently considered by the ITU to be 4G Standards.
Below is graphic depiction of the evolution of air interface technology.
Air Interface Technology Evolution
IEEE 802-Based Standards
The wireless Standard IEEE 802.11 was first ratified in 1997. Since that time, the IEEE 802.11 Working Group has continued to update and expand the basic IEEE 802.11 Standard to achieve higher data rates, accommodate additional operating frequencies and provide additional capabilities and features. Equipment conforming to these Standards (i.e., IEEE 802.11a/b/g) is in the marketplace today. Intended primarily for short-range applications, operating in unlicensed frequency bands, and requiring minimal infrastructure, IEEE 802.11 Standards-based equipment has seen substantial market growth, especially in enterprise and consumer home networking applications. Similar to 3G, this Standard also continues to evolve toward higher data rates and improved service capabilities, most recently with the approval and publication of the final IEEE 802.11n and other related Standards.
The wide area network community has also established the IEEE 802.16 Working Group to define air interface Standards for longer distance (2 to 50 kilometers) Metropolitan Area and Wide Area Networks (“MAN/WAN”). The first 802.16 Standard was published in 2002. Specifying operating frequencies from 10 to 66 GHz, it was primarily aimed toward very high-speed wide area point to multipoint fixed applications (LMDS/MMDS) for large data usage customers, such as businesses and industrial parks. In 2003, an amendment to the 802.16 Standard (802.16a) was published that added operation in the 2 to 11 GHz frequency bands. This addition made the Standard much more suitable for providing wireless broadband high-speed Internet access for residential and small office applications. In 2004, 802.16a and several other amendments to the base 802.16 Standard were combined into a single document that was published as 802.16-2004 and that was ultimately adopted by the WiMAX Business Forum for fixed use deployments. Equipment conforming to the 802.16-2004 fixed Standard was initially introduced in 2006. Concurrent with this revision of the fixed Standard, the 802.16 Working Group embarked on defining a mobile version of the Standard (referred to as 802.16e). The mobile version of the Standard was completed and published in February 2006, and initial equipment certification by the WiMAX Forum commenced in late 2007. There are a number of 802.16e deployments throughout the world, primarily in Asia. Since that time, the 802.16 Standard has continued to evolve and be improved, with a significant update, IEEE 802.16-2009, having been approved and published in 2009. More recently, the 802.16 Working Group has initiated new projects on machine-to-machine (M2M) applications and robust, survivable networks.
The WiMAX Forum adopted a specific variant of the 802.16e Standard for development and deployment as “mobile WiMAX.” In conjunction with the WiMAX Forum, the 802.16e mobile Standard has been further improved upon, as 802.16m, to increase its performance and capabilities. IEEE 802.16m is specifically targeted to meet the ITU-R requirements for “IMT-Advanced,” the follow-on to the earlier ITU-R IMT-2000 Recommendation mentioned above, and was submitted to the ITU “IMT-Advanced” evaluation process, which concluded in late 2010. As a result of this process, IEEE 802.16m was accepted by the ITU-R as one of the two air interfaces meeting IMT-Advanced requirements (the other being 3GPP LTE-Advanced). The WiMAX Forum has also adopted IEEE 802.16m, which was ratified and published by the IEEE in May of 2011.
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
The cellular industry has ongoing initiatives aimed at technology improvements. We have engineering development projects to build and enhance our technology portfolio in many of these areas, including the LTE and LTE-Advanced projects for 3GPP radio technology, further evolution of the 3GPP WCDMA Standard (including HSPA+), and continuing improvements to the legacy GSM-EDGE Radio Access Network (“GERAN”). The common goal is to improve the user experience and reduce the cost to operators via increased capacity, reduced cost per bit, increased data rates, improved cell edge or coverage solutions, and reduced latency. Of the above technologies, LTE is the most advanced in that it uses the newer OFDMA/MIMO technologies. Some of our LTE inventions include or relate to:

•	Multi-Input Multi-Output (MIMO) technologies for reducing interference and increasing data rates;

•	OFDM/OFDMA/SC-FDMA;

•	Power control;

•	Hybrid-ARQ for fast error correction;

•	Discontinuous reception for improved battery life;

•	Control channel structures for efficient signaling;

•	Advanced resource scheduling/allocation (bandwidth on-demand);

•	Security;

•	Home Node-B (femto cells);

•	Relay communications for improved cell edge performance;

•	LTE receiver implementations;

•	Carrier aggregation for LTE-Advanced;

•	Multi-carrier HSDPA;

•	Coordinated Multi-Point Communications (CoMP) for LTE-Advanced; and

•	Machine Type Communications (“MTC”).
Other Wireless Technologies
Our strong wireless background includes engineering and corporate development activities that focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802, IETF, and ETSI Standards. We are building a portfolio of technology related to WLAN, Wi-Fi, WMAN and the digital cellular area that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n, 802.11ac, 802.11ad and future variants), handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), radio resource measurements (IEEE 802.11k), wireless network management (IEEE 802.11v), wireless network security, and broadband wireless (IEEE 802.16, including WiMAX wireless technology). We are actively developing technology for newer Wi-Fi and WLAN Standards focused on fast initial link setup (802.11ai), hotspot operation (WFA HOTSPOT 2.0) and the use of additional spectrum bands, such as TV-Whitespace (802.11af) and sub 1 GHz (802.11ah). We also are expanding our portfolio of technologies in areas such as Machine-to-Machine (“M2M”) or Machine Type Communications, mobility, spectrum management, and session continuity within the ETSI and IETF. In addition, we have commenced development of a portfolio related to improved video delivery including solutions related to the ITU-T HEVC Standards.
Business Activities
2011 Patent License Activity
In first quarter 2011, we entered into a worldwide, non-transferable, non-exclusive, royalty-bearing patent license agreement with Acer, Inc., a multinational corporation headquartered in Taiwan. The products designated as licensed under the agreement are designed to operate in accordance with 2G, 3G and 4G wireless technologies, including LTE, LTE-Advanced, and WiMax Standards.
Licensees Generating Revenues Exceeding 10% of Total 2011 Revenues
Samsung, RIM and HTC comprised approximately 34%, 14%, and 11% of our total 2011 revenues, respectively.
In 2009, we entered into a patent license agreement with Samsung (the “2009 Samsung PLA”) covering Samsung’s affiliates, including Samsung Electronics America, Inc. Under the terms of the 2009 Samsung PLA, we granted Samsung a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of single mode terminal units and infrastructure designed to operate in accordance with TDMA-based 2G Standards that became paid-up in 2010 and a non-exclusive, worldwide, fixed fee royalty-bearing license covering the sale of terminal units and infrastructure designed to operate in accordance with 3G Standards through 2012. The 2009 Samsung PLA superseded a binding term sheet signed in November 2008 by such parties and terminated a patent license agreement entered into between us and Samsung in 1996. The 2009 Samsung PLA also ended all litigation and arbitration proceedings then ongoing between the parties. Pursuant to the 2009 Samsung PLA, Samsung paid InterDigital $400.0 million in four equal installments over an 18-month period. Samsung paid the first two of four $100.0 million installments in 2009. We received the third and fourth $100.0 million installments in January 2010 and July 2010. We are recognizing revenue associated with the 2009 Samsung PLA on a straight-line basis over the life of the agreement. During 2011, we recognized $102.7 million of revenue associated with the 2009 Samsung PLA.
In 2003, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing license agreement with RIM for terminal units designed to operate in accordance with GSM/GPRS/EDGE Standards.  We amended this agreement in 2007 to additionally include terminal units designed to operate in accordance with TIA/EIA-95 and 3G Standards. Under the terms of the agreement, RIM is obligated to pay a royalty on each licensed product sold by RIM or its affiliates.  The RIM agreement expires on December 31, 2012.  We recognize revenue associated with this agreement as sales of licensed products are reported. During 2011, we recognized $42.9 million of revenue associated with the RIM patent license agreement.
In 2003, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing license agreement with HTC covering the sale of terminal units and infrastructure designed to operate in accordance with 2G and 3G Standards. Under the terms of the agreement, HTC is obligated to pay a royalty on each licensed product sold by HTC or its affiliates.  The HTC agreement expires when the last patent licensed under the agreement expires.  We recognize the revenue associated with this agreement as sales of licensed products are reported. During 2011, we recognized $33.8 million of revenue associated with the HTC patent license agreement.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe any party is required to license our patents in order to manufacture and sell certain products and such party refuses to do so, we may institute legal action against them. This legal action typically takes the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the U.S. International Trade Commission (“USITC”). In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. The response from the subject party can come in the form of challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products. In addition, a party might file a declaratory judgment action to seek a court’s declaration that our patents are invalid, unenforceable, not infringed by the other party’s product, or are not essential. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of damages for past sales, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the manufacturer from manufacturing and/or selling the infringing product.
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
Technology Research and Development
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
We recorded expenses of $63.8 million, $71.5 million, and $64.0 million million during 2011, 2010, and 2009, respectively, related to our research and development efforts. These efforts foster inventions that are the basis for many of our patents. As a result of such patents and related patent license agreements, in 2011, 2010, and 2009, we recognized $295.3 million, $370.2 million, and $287.6 million of patent licensing revenue, respectively. In addition, we offer technology solutions for inclusion into other products and services to support such technologies. In 2011, 2010, and 2009, we recognized technology solutions revenues totaling $6.4 million, $24.3 million, and $9.8 million, respectively.
Continuing Technology and Standards Development
Recognizing the need to continually improve data rates, coverage and capacity, work is currently underway within 3GPP on further evolution of the WCDMA Standards, including evolution of HSPA+ (evolved HSDPA/HSUPA) to downlink peak data rates of 336+ Mbps and uplink peak data rates of 46+ Mbps.
In addition, work continues on a longer-term initiative, Evolved UTRA/UTRAN (UMTS Terrestrial Radio Access/ UMTS Terrestrial Radio Access Network), also known as LTE (R8 and R9) and LTE-Advanced (R10 and beyond). The objectives of this initiative are more ambitious, targeting peak data rates of 1 Gbps in the downlink and 500 Mbps in the uplink, improved spectrum efficiency, significantly reduced data latency, and scalable bandwidths from as low as 1.4 MHz to as high as 100 MHz.
We are actively participating in the HSPA+ (evolved HSDPA/HSUPA) LTE and SAE Standards activities and are continuing our internal projects that develop the technology necessary to support their continuously evolving performance and service requirements. Some of our key areas of contributions for the evolution of HSPA+, LTE Advanced and SAE in 3GPP include: multi-point techniques, multi-carrier technology, enhanced transmission schemes, heterogeneous deployments, interference management, femto-cell support, relays, M2M communications and security.
We are also currently developing technology solutions to solve the industry’s challenge of providing enough bandwidth for smartphones, connected consumer devices, tablets, netbooks and laptops. We have taken a broad approach to solve these challenges, which includes air interface enhancements, policy-driven bandwidth management, cognitive radio and intelligent and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks to enable richer multimedia experience with optimal data usage and radio network efficiency. From an air interface perspective, we are creating evolved system architectures that enable operation in small cells and additional frequency bands, improved cell edge performance as well as device to device communications. These solutions provide interference mitigation across cells, uniform coverage, and significantly improved data rates, system capacity and energy efficiency. We are also developing technologies that will use the current network resources optimally by dynamically allocating and aggregating bandwidth across different networks and spectrum bands. With the goal of reducing the looming bandwidth supply/demand gap in mobile networks, our technology will enable aggregation, segregation and offload of traffic.
For M2M applications, we are developing technologies to enable seamless interconnection for multiple Access types (Cellular, WLAN, WPAN) and M2M service frameworks that can be managed by an operator and leveraged by a diverse set of vertical applications. These technologies are being standardized in the IETF, ETSI, and 3GPP.
Wireless LAN, Mobility, and Security
As part of our broader technology development activities, we are developing solutions addressing WLAN technology and mobility between WLAN and cellular networks. These projects support activities within the IEEE 802, ITU, IETF, ETSI, WiFi Alliance and 3GPP. Technology development areas include improvements to the 802.11 PHY and MAC to boost data rates (e.g., IEEE 802.11 ac and its evolution), to accelerate initial link setup to enable WLAN operation in additional frequency bands to improve the WiFi/Cellular roaming and authentication experience and to enable offload from cellular to 802.11. We are also developing technology to improve wireless network and device security for both WLAN and cellular standards.

Technology Solutions Collaborations
Intel Mobile Communications Gmbh (formerly Infineon Technologies AG)
Between 2001 and 2006, we jointly developed and enhanced a 3G protocol stack with both HSDPA and HSUPA functionality for use in terminal units under a series of cooperative development, sales and alliance agreements with Infineon Technologies AG (“Infineon”) (now Intel Mobile Communications Gmbh). This 3G protocol stack has been commercially deployed and continues to be offered to mobile phone and semiconductor producers. The technology is operating on commercial networks around the world. We completed our development efforts under these agreements in 2008. We began to receive royalties from Infineon under these agreements in 2007.
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
SK Telecom
As part of our technology development efforts, from time to time we develop technology solutions for customers that are complementary to our existing development programs. For example, in December 2006 we announced that SK Telecom, a leading Korean mobile communications company, had chosen InterDigital to develop an advanced mobility solution for nationwide session continuity. The mobility solution, based on IEEE 802.21 Standards, supports nationwide handover for SK Telecom’s customers when moving between WiBro (a Korean version of mobile WiMAX) and UMTS networks throughout the country. Our solution, based on the IEEE 802.21 Standard for Media Independent Handoff (“MIH”), includes both the system design and the software solution for dual-mode WiBro/UMTS terminal units.
In January 2008, the Company and SK Telecom extended the collaboration to develop additional mobile wireless handover capability, adding features to enhance a seamless mobility between different radio technologies, including WiBro, UMTS, and cmda2000.
Modem IP
In 2010, we entered into several strategic relationships under which we delivered our SlimChip modem core for integration into our partners’ chips for 3G and multimode mobile devices. In connection with these relationships, we also provided engineering support for the efficient integration of the SlimChip modem core into our partners’ cellular products. During 2011 and 2010, we recognized $0.7 million and $14.7 million, respectively, of technology transfer and engineering services revenue in connection with these agreements.
All of the above programs have provided validation of the technology and access to third party facilities and resources, and helped to broaden the awareness of the Company as a developer of advanced wireless inventions.
Future Technology Relationships and Acquisitions
As part of our internal research and development programs, we pursue a number of channels to investigate, develop, and acquire new architectures and technologies to support the Company's strategy. These efforts include advanced air interface technologies and new technologies that may support new network architectures and interoperability techniques such as collaborative communications, cognitive radio, and seamless connectivity. For example, national and international university relationships have provided us with additional opportunities to explore new technologies and license intellectual property advancements that we sponsor. Other development areas include efforts to develop solutions that support more efficient wireless networks, a richer multimedia experience, and new mobile broadband capabilities. Focused on supporting the evolving network of networks, we demonstrated innovations in policy-driven broadband traffic management, M2M communications and video-over-wireless at the Consumer Electronics Show in Las Vegas in January 2012. To complement our internal research and development, we also have formed a number of relationships with technology leaders within the wireless ecosystem and across the broadening domain of converged devices, networks, and services worldwide, and several of the companies with which we have strategic relationships participated in the technology demonstrations during the aforementioned trade show.

We maintain an active corporate development program that seeks further investment opportunities in technologies that can enhance the attractiveness and profitability of our technology solutions. We have also engaged in selective acquisitions to enhance our intellectual property portfolio and/or accelerate our time to market and expect to continue to do so.
Competition
Because of the exclusionary nature of patent rights, we do not compete in a traditional sense for customer relationships with other patent holders. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain a license from multiple holders of intellectual property. In licensing our patent portfolio, we compete with other patent holders for a share of the royalties that may face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 2G, 3G, and 4G products. However, numerous companies also claim that they hold essential 2G, 3G and 4G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate licensing fees or rates for essential patents.
In the last several years intellectual property has emerged as a strategically important asset class and a number of large patent acquisition transactions have taken place. As new participants, such as Apple, Google Inc. and HTC, have entered the mobile wireless industry, the market for intellectual property has become increasingly competitive, with many large, well capitalized companies pursuing wireless patent portfolios. We believe that our business model and our established licensing program provide us with an advantage in the evaluation and monetization of wireless-related intellectual property assets. Our expertise in licensing and our strategy of licensing patents to multiple participants in the mobile communications market enables us to compete effectively with larger, more traditional wireless companies looking to acquire patents for defensive reasons.
We also face competition from the in-house development teams at wireless device and semiconductor manufacturing companies and operators that could be developing technology that is competitive with solutions that we may set forth into the Standards setting arena. In addition, new competitors may enter the market. Finally, as a greater proportion of wireless cellular devices incorporate traditional computing applications and IEEE wireless technologies (e.g., 802.11, 802.15, and 802.16), semiconductor companies that have traditionally focused on those technologies could enter the cellular market with competitive solutions.
Employees
As of December 31, 2011, we had approximately 330 employees. None of our employees are represented by a collective bargaining unit.
Geographic Concentrations
We have one reportable segment. As of December 31, 2011, substantially all of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and the total revenue derived from each country for the periods indicated (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Korea	$118,078	$175,614	$160,470
Japan	61,594	121,113	73,253
Canada	54,728	38,820	27,371
Taiwan	43,993	21,559	15,336
United States	13,719	18,953	9,361
Germany	5,439	10,292	10,394
China	688	6,305	—
Other Europe	3,461	1,877	1,196
Other Asia	42	12	23
Total	$301,742	$394,545	$297,404

At December 31, 2011, 2010, and 2009, we held $146.0 million, or nearly 100%, $138.4 million, or 99%, and $128.8 million, or 99%, respectively, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. At December 31, 2011, 2010, and 2009, we also held $0.1 million, $0.2 million, and $0.8 million, respectively, of property and equipment, net of accumulated depreciation, in Canada.
Corporate Information
InterDigital’s predecessor company was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Following an internal corporate reorganization in July 2007, InterDigital Communications Corporation converted into a limited liability company and became the wholly owned operating subsidiary of InterDigital, Inc., a Pennsylvania corporation. InterDigital, Inc. is a holding company, and its various subsidiaries engage in technology research and development activities or in the prosecution, maintenance, enforcement, and licensing of patents. Our corporate headquarters and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; San Diego, California, USA; and Montreal, Quebec, Canada.
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

Item 1A.    RISK FACTORS.
We face a variety of risks that may affect our business, financial condition, operating results, the trading price of our common stock, or any combination thereof. You should carefully consider the following information and the other information in this Form 10-K in evaluating our business and prospects and before making an investment decision with respect to our common stock. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties we describe below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also affect our business.
Risks Related to Our Business
Our recently announced plans to pursue licensing partnerships and patent sales may not be successful and could cause our revenue and cash flow to decline.
On January 23, 2012, in connection with our announcement that our Board of Directors had completed its review of strategic alternatives for the Company, we announced that we had expanded our business plan to include patent sales and licensing partnerships. There is no guarantee that we will succeed in our pursuit of select patent sales and licensing partnerships, and, if we are successful, there is no guarantee that we will generate increased revenue or cash flow as a result. For example, we may not be successful in identifying groups of patents that third parties are interested in buying or entering licensing partnerships in relation to, or, if we are, there can be no assurance that any agreement for such a sale or partnership transaction will be entered into or consummated. Moreover, even if we do consummate a patent sale or enter into a licensing partnership, there can be no assurance that the revenue and cash flow generated through the sale of such patents or the related licensing partnership will be greater than the revenue and cash flow we would have generated if we had retained and licensed the patents ourselves. In addition, as a result of our announcement that we intend to pursue patent sales, potential licensees may be reluctant to enter into new patent license agreements, and current licensees may be reluctant to renew their agreements, either at all or on terms acceptable to the company, based on the belief that we plan to sell the patents we are asking them to license, which could ultimately cause our revenue and cash flow to decline.
Challenges relating to our ability to enter into new license agreements could cause our revenue and cash flow to decline.
We face challenges in entering into new patent license agreements. The most significant challenge we face is that most potential licensees do not voluntarily seek to enter into license agreements with us before they commence manufacturing and/or selling devices that use our patented inventions. As a result, we must approach companies that are reluctant to take licenses and attempt to establish license agreements with them. The process of identifying potential users of our inventions and negotiating license agreements with reluctant prospective licensees requires significant time, effort and expense. Once discussions with unlicensed companies have commenced, we face the additional challenges imposed by the significant negotiation issues that arise from time to time. Given these challenges relating to our ability to enter into new license agreements, we cannot assure that all prospective licensees will be identified or, if they are identified, will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us, and, as a result, our revenue and cash flow could materially decline. In addition, the length of time required to negotiate a license agreement leads to delays in the receipt of the associated revenue stream, which could also cause our revenue and cash flow to decline.
Our revenue may be impacted by the deployment of 4G or other technologies in place of 2G and 3G technologies or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
Although we own a growing portfolio of issued and pending patents related to 4G and non-cellular technologies, our patent portfolio licensing program in these areas is less established and may not be as successful in generating licensing income as our 2G and 3G licensing programs. Many wireless operators have selected LTE (or, to a lesser extent, WiMAX) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing 2G or 3G networks. Although we believe that certain of our technology is, may be or may become essential to LTE and WiMAX Standards, we may not be as successful in licensing 4G products as we have been in licensing 2G and 3G products or we may not achieve a level of royalty revenues on such 4G products that is comparable to that we have historically received on 2G and 3G products.
The licenses that we grant under our patent license agreements typically only cover products designated to operate in accordance with specified cellular technologies and that were manufactured or deployed or soon to be manufactured or deployed at the time of entry into the agreement. As a result, most of our current patent license agreements cover products designed to operate in accordance with 2G and/or 3G Standards but do not cover products designed to operate in accordance with 4G Standards. Also, we have patent license agreements with licensees that now offer for sale types of products that were not sold by such licensees at the time the patent license agreements were entered into and, thus, are not licensed by us. We do not derive patent licensing revenue from the sale of products by our licensees that are not covered by a patent license agreement. In order to grant a patent license for any such products, we will need to extend or modify our patent license agreements or enter into new license agreements with such licensees. We may not be able to modify these license agreements on financial terms acceptable to us, without affecting the other material terms and conditions of our license agreements with such licensees, or at all. Further, such modifications may adversely affect our revenue on the sale of products covered by the license prior to modification.
Our revenue and cash flow are dependent upon our licensees' sales and market conditions and other factors that are beyond our control or are difficult to forecast.
A significant portion of our licensing revenues are running royalty-based and currently dependent on sales by our licensees that are outside our control and that could be negatively affected by a variety of factors, including global and/or country-specific economic conditions, country-specific natural disasters impacting licensee manufacturing and sales, buying patterns of end users, competition for our licensees' products and any decline in the sale prices our licensees receive for their covered products. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the licensees of our products or technologies. Our revenue and cash flow also could be affected by (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms or within the timeframe we expect or a decline in the financial condition of any licensee or (ii) the failure of sales to meet market forecasts due to global economic conditions, political instability, natural disasters, competitive technologies or otherwise. It is also difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses and the timing, nature or amount of revenues associated with strategic relationships. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition. In addition, some of our patent license agreements provide for fixed payments or prepayments that cover our licensees' future sales for a specified period and reduce future cash receipts from those licensees. As a result, our cash flow has historically fluctuated from period to period. Depending upon the payment structure of any new patent license agreements into which we may enter, such cash flow fluctuations may continue in the future.
Royalty rates could decrease for future license agreements.
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates. There is also increasing downward pricing pressure on certain products, including handsets, that we believe implement our patented inventions and some of our royalty rates are tied to the pricing of handsets. In addition, a number of other companies also claim to hold patents that are essential with respect to products for the cellular market. The increasing pricing pressure, as well as the number of patent holders seeking royalties on their cellular technologies, could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future revenue and cash flow.

Our revenues are derived primarily from a limited number of licensees.
The mobile device market is very concentrated. As a result, we earn a significant amount of our revenues from a limited number of licensees, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees for the foreseeable future. For example, in 2011, Samsung, RIM and HTC comprised approximately 34%, 14% and 11% of our total revenues, respectively. In the event that one or more of our significant licensees fail to meet their payment or reporting obligations under their respective license agreements, we are unable to renew one or more of such license agreements upon expiration or our revenues from these licensees significantly decline, our future revenue and cash flow could be materially adversely affected.
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
Many of our license agreements have fixed terms. We endeavor to renew license agreements with fixed terms prior to the expiration of the license agreements and, based on various factors, including the technology and business needs and competitive positions of our licensees and, at times, reluctance on the part of our licensees to participate in renewal discussions, we may not be able to renegotiate the license agreements on acceptable terms before the expiration of the license agreement, on acceptable terms after the expiration of the license agreement, or at all. If there is a delay in renegotiating and renewing a license agreement prior to its expiration, there could be a gap in time during which we may be unable to recognize revenue from that licensee or we may be forced to renegotiate and renew the license agreement on terms that are more favorable to such licensee, and, as a result, our revenue and cash flow could be materially adversely affected. In addition, if we fail to renegotiate and renew our license agreements at all, we could lose existing licensees, and our revenue and cash flow could be materially adversely affected. For example, the 3G portion of our patent license agreement with LG expired at the end of 2010 and negotiations have not yet yielded a new agreement. The absence of a patent license agreement with LG in 2011 adversely affected our 2011 revenue. The 3G portion of our patent license agreement with Samsung and our 2G/3G patent license agreement with RIM each expire at the end of 2012. If we are unable to renew either or both of these agreements at all or on acceptable terms, our revenue would be adversely affected.
Changes to our tax assets or liabilities could have an adverse effect on our consolidated financial condition or results of operations.

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. With our January 1, 2007 adoption of the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2011 and 2010, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
Our technologies may not be become patented, adopted by the Standards or widely deployed.
We invest significant resources in the development of advanced wireless technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G products, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant Standards or if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for the adoption or deployment of technologies we develop. If the technologies in which we invest do not become patented or are not adopted by the relevant Standards or deployed in the mainstream markets, at all or at the rate or within time periods we expect, or if we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected.

We may engage in acquisitions or other strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance shareholder value.
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
Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of acquired companies or businesses may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. We cannot assure you that the integration of acquired businesses, technology and/or intellectual property with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. We may not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by the indemnification protection we may obtain.
It can be difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose potential revenue.
The standard terms of our license agreements require our licensees to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute. From time to time, we audit certain of our licensees to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that these audits will be numerous enough and/or effective to that end.
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
Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents. In some instances, certain of our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. We cannot assure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or Standard. Moreover, third parties could attempt to circumvent certain of our patents through design changes. Any significant adverse finding as to the validity, enforceability or scope of certain of our patents and/or any successful design-around of certain patents could result in the loss of patent licensing revenue from existing licensees, through termination or modification of agreements or otherwise, and could substantially impair our ability to secure new patent licensing arrangements, either at all or on beneficial terms.
Rulings in third party legal proceedings, increased scrutiny by antitrust authorities and the outcome of potential patent legislation, USPTO rule changes and international patent rule changes may affect our strategies for patent prosecution, licensing and enforcement and may increase our costs of doing business.
The potential effect of rulings in legal proceedings among third parties may affect our strategies for patent prosecution, licensing, and enforcement. In addition, domestic and foreign antitrust authorities have recently increased their scrutiny of the use of “standard essential patents” in the mobile wireless industry, including the enforcement of such patents against competitors. Such scrutiny may lead to an increase in antitrust inquiries and/or enforcement actions and/or impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Finally, changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our costs, the scope of future patent coverage we secure and remedies we may be entitled to in patent litigation, and may require us to reevaluate and modify our patent prosecution, licensing and enforcement strategies. We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.

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
A significant portion of our licensees are international, and our licensees sell their products to markets throughout the world. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; currency control regulations and variability in the value of the U.S. dollar against foreign currency; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which we and our licensees do business.
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

We face competition from companies developing other or similar technologies.

We face competition from companies, including the in-house development teams at wireless device and semiconductor manufacturing companies and operators, developing other and similar technologies that are competitive with our solutions that we may set forth into the Standards setting arena. Due to competing solutions, our solutions may not be adopted by the relevant Standards. In addition, in licensing our patent portfolio, we may compete with other companies, many of whom also claim to hold essential patents, for a share of the available royalties. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain a license from multiple holders of intellectual property. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder.
Our technology development activities may experience delays.
We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies. Delays may have adverse financial effects and may allow competitors with comparable technology offerings to gain an advantage over us in the Standards setting arena. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, certain of our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results could be adversely affected, and our ability to secure new licensees and other business opportunities could be diminished.
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
Changes in financial accounting standards or policies may affect our reported financial condition or results of operations.

From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB, the SEC and the company's outside auditors, may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company could be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in November 2011, the FASB and International Accounting Standards Board released an updated exposure draft, Revenue from Contracts with Customers, which, if it becomes final, could significantly impact the timing of revenue recognition for new and existing contracts with licensees. This and other potential changes in reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
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
We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•
If the effective price of products sold by our licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

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
We enter into contractual relationships governing the protection of our confidential and proprietary information with our employees, consultants and prospective and existing licensees and strategic partners. If we are unable to detect in a timely manner the unauthorized use or disclosure of our proprietary or other confidential information or if we are unable to enforce our rights under such agreements, the misappropriation of such information could harm our business.
If wireless handsets are perceived to pose health and safety risks, demand for products of our licensees could decrease.
Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and may interfere with electronic medical devices, such as pacemakers, telemetry and delicate medical equipment. Growing concerns over radio frequency emissions, even if unfounded, could discourage the use of wireless handsets and cause a decrease in demand for the products of our licensees. In addition, concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation could reduce demand for the products of our licensees.
Risks Relating to Our Common Stock and the Notes
The price of our common stock is volatile and may decline regardless of our operating performance.
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 1, 2009 to February 24, 2012, the trading price of our common stock has ranged from a low of $18.41 per share to a high of $82.50 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

•
the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to licensing, technology development, litigation, arbitration and other legal proceedings in which we are involved and intellectual property impacting us or our business;

•	announcements concerning strategic transactions, such as spin-offs, joint ventures and acquisitions or divestitures;

•	investor perceptions as to the likelihood of achievement of near-term goals;

•	changes in market share of significant licensees; and

•	announcements of mergers or acquisition transactions.

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
Our total consolidated long-term debt as of December 31, 2011 was approximately $230.0 million. This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our 2.50% senior convertible notes due 2016 (the “Notes”);

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
Our stockholders may not receive the level of dividends provided for in our dividend policy or any dividend at all, and any decrease in or suspension of the dividend could cause our stock price to decline.
Our initial dividend policy, adopted and announced in December 2010, contemplates the payment of a regular quarterly cash dividend of $0.10 per share on our outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

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

The convertible note hedge transactions and warrant transactions that we entered into in connection with the offering of the Notes may affect our earnings per share and/or the market price for our common stock.
In connection with the offering of the Notes, we entered into convertible note hedge transactions with an affiliate of the initial purchaser (the “option counterparty”). We also sold warrants to the option counterparty. These transactions have been accounted for as an adjustment to our shareholders' equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants will have a dilutive effect to the extent that the market value per common share of our common stock, as measured under the warrants, exceeds the strike price of the warrants at the time the warrants are exercisable.
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
Our board-approved stock repurchase program may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver stockholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs.
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
We own, subject to a mortgage, our corporate headquarters, which is located in King of Prussia, Pennsylvania and consists of approximately 52,000 square feet of administrative office and research space. We are also a party to a lease, scheduled to expire in November 2012, for approximately 56,125 square feet of administrative office and research space in Melville, New York. In addition, we are a party to a lease for approximately 17,277 square feet of administrative office and research space in Montreal, Quebec, Canada. This lease, originally for 20,312 square feet, was scheduled to expire in June 2011. In December 2010, we entered into an amendment to such lease, pursuant to which, effective January 31, 2011, we surrendered 3,035 square feet of space and extended the lease term through June 2016. In first quarter 2011, we entered into a lease for approximately 5,100 square feet of research and corporate development space in San Diego, California. In May 2011, we exercised an option to expand this space to a total of approximately 7,630 square feet. This lease expires in May 2014. These four facilities are the principal locations for our technology development activities.

Item 3.	LEGAL PROCEEDINGS.

Huawei China Proceedings
On February 21, 2012, InterDigital was served with two complaints filed by Huawei Technologies Co., Ltd. (“Huawei Technologies”) in the Shenzhen Intermediate People's Court in China on December 5, 2011.  The first complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, LLC (collectively, “InterDigital” for purposes of the discussion of this matter).  This first complaint alleges that InterDigital had dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its market power by engaging in allegedly unlawful practices, including differentiated pricing, tying, and refusal to deal.  Huawei Technologies seeks relief in the amount of 20.0 million RMB (approximately $3.2 million based on the current exchange rate), an order requiring InterDigital to cease the allegedly unlawful conduct, and compensation for its costs associated with this matter.  The second complaint names as defendants InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, LLC, InterDigital Patent Holdings, Inc., and IPR Licensing, Inc. (collectively, “InterDigital” for purposes of the discussion of this matter).  This second complaint alleges that InterDigital is a member of certain standards-setting organization(s); that it is the practice of certain standards-setting organization(s) that owners of essential patents included in relevant standards license those patents on fair, reasonable, and non-discriminatory (“FRAND”) terms; and that InterDigital has failed to negotiate on FRAND terms with Huawei Technologies.  Huawei Technologies is asking the court to determine the FRAND rate for licensing essential Chinese patents to Huawei Technologies and also seeks compensation for its costs associated with this matter.

Huawei Delaware State Court Proceeding
On October 25, 2011, Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies

(USA) (collectively, “Huawei”) filed a complaint (“Complaint”) with the Court of Chancery of the State of Delaware (“Court of Chancery”) against InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital”). The Complaint asserts causes of action for breach of contract, equitable estoppel, waiver, and declaratory judgment. The Complaint seeks to enforce alleged contractual commitments made by InterDigital to license on FRAND terms patents Huawei claims InterDigital has declared essential to various 3G wireless standards. The Complaint further requests a declaratory judgment that InterDigital has not offered licenses on FRAND terms to such patents, a declaratory judgment that InterDigital is equitably estopped and has waived its right to seek injunctive or exclusionary relief for Huawei’s alleged infringement of such patents, including but not limited to such relief as sought in InterDigital’s U.S. International Trade Commission (“USITC” or the “Commission”) proceeding against Huawei, and a declaratory judgment determining an appropriate FRAND royalty for InterDigital’s United States patents that Huawei claims have been declared essential to a standard used by Huawei’s accused products. On the same date that the Complaint was filed, Huawei filed a motion seeking expedited proceedings.
On November 14, 2011, InterDigital filed an opposition to Huawei’s motion to expedite proceedings and filed a motion to stay or dismiss the proceedings. On November 16, 2011, the Court of Chancery denied Huawei’s motion to expedite and requested a status update within 30 days. On December 16, 2011, InterDigital and Huawei submitted separate status reports to the Court of Chancery on the parallel proceedings in the USITC and the District of Delaware (discussed below).
Nokia, Huawei, ZTE and LG USITC Proceeding and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital’s wholly owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, “ZTE” and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000®capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital’s U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. InterDigital’s complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company’s USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. On December 5, 2011, the Administrative Law Judge ("ALJ") granted this motion, and on December 21, 2011, the Commission determined not to review the ALJ’s determination, thus adding the LG entities as respondents and including allegations of infringement of the additional patent.
On September 29, 2011, Nokia filed a motion to terminate the USITC investigation, arguing that InterDigital’s alleged commitment to the European Telecommunications Standards Institute (“ETSI”) regarding the licensing of essential patents on FRAND terms allegedly resulted in InterDigital's waiver of the right to seek exclusionary relief at the USITC. On October 19, 2011, InterDigital filed its opposition to the motion to terminate.
On October 6, 2011, Nokia filed a motion to stay the USITC investigation based on its allegations that InterDigital had violated the protective order in the prior USITC investigation between InterDigital and Nokia (described below). On October 21, 2011, InterDigital filed its opposition to Nokia’s motion to stay. On December 22, 2011, the ALJ denied Nokia’s motion to stay.
On December 5, 2011, the ALJ modified the procedural schedule for the USITC investigation, and set a trial date of October 22 to November 2, 2012. The target date for completion of the USITC investigation has been extended from February 28, 2013 to June 28, 2013. The parties have submitted a draft procedural schedule consistent with the ALJ’s trial date.
On January 20, 2012, LG filed a motion to terminate the USITC investigation alleging there is an arbitrable dispute. InterDigital filed its response opposing LG’s motion on February 6, 2012.
On the same date that InterDigital filed the present USITC action (referenced above), we filed a parallel action in the United States District Court for the District of Delaware (the “Delaware District Court”) against the Respondents alleging infringement of the same Asserted Patents identified in the USITC complaint. The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted the investigation referenced above, the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to the USITC complaint referenced above. On October 10, 2011, the Company filed a statement of non-opposition to the motion to stay. On October 11, 2011, the Delaware District Court granted defendants’ motion to stay.
On November 30, 2011, Huawei filed a motion to partially lift the stay to adjudicate certain proposed counterclaims premised on InterDigital’s purported breach of certain FRAND obligations, while the rest of the case remains stayed. On December 16, 2011, ZTE (USA) Inc. ("ZTE USA") filed a pleading joining in Huawei’s motion, and seeking to partially lift the stay so that ZTE USA’s similar FRAND-based counterclaims can be adjudicated. On December 19, 2011, InterDigital filed a brief responding to Huawei’s motion and seeking a discretionary stay with respect to Huawei’s and ZTE USA’s proposed counterclaims. On December 30, 2011, Huawei filed its reply brief in support of its motion to partially lift the stay. On January 9, 2012, InterDigital filed its reply brief in support of its request for a discretionary stay of Huawei’s and ZTE USA’s proposed counterclaims.
Prior Nokia USITC Proceeding and Federal Circuit Appeal
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
On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit a petition for review of certain rulings by the USITC. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Court in January 2010. In our appeal, we seek reversal of the USITC’s claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the USITC’s determination of no Section 337 violation, and a remand for further proceedings before the USITC. Nokia and the USITC argue in their appeal briefs that the USITC correctly construed the claim terms asserted by us in our appeal and that the USITC properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the USITC’s finding of noninfringement should be affirmed based on an additional claim term. Nokia further argues that the USITC erred in finding that we could satisfy the domestic industry requirement based solely on our patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the USITC’s finding of no Section 337 violation should be affirmed on that additional basis. On January 13, 2011, the Court heard oral argument in the appeal. The Court has not yet issued a decision in the appeal. Refer to Note 8 to our Consolidated Financial Statements for further discussion regarding these Nokia proceedings.
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

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
The principal market for our common stock is the NASDAQ Stock Market (“NASDAQ”). The following table sets forth the high and low sales prices of our common stock for each quarterly period in 2011 and 2010, as reported by NASDAQ.

	High	Low
2011
First quarter	$58.64	$40.15
Second quarter	49.57	34.61
Third quarter	82.50	41.20
Fourth quarter	52.60	38.51

	High	Low
2010
First quarter	$28.34	$23.37
Second quarter	29.98	22.30
Third quarter	29.66	23.73
Fourth quarter	43.35	28.90

Holders
As of February 23, 2012, there were 977 holders of record of our common stock.
Dividends
Prior to 2010, we had not declared any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 cents per share. Cash dividends on the Company's outstanding common stock declared in 2011 and 2010 were as follows (in thousands, except per share data):

2011	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,535	$4,535
Second quarter	0.10	4,540	9,075
Third quarter	0.10	4,549	13,624
Fourth quarter	0.10	4,570	18,194
	$0.40	$18,194

2010
First quarter	$—	$—	$—
Second quarter	—	—	—
Third quarter	—	—	—
Fourth quarter	0.10	4,526	4,526
	$0.10	$4,526
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
Performance Graph
The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2006 and that all dividends were re-invested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among InterDigital Inc., the NASDAQ Composite Index
And the NASDAQ Telecommunications Index

	12/06	12/07	12/08	12/09	12/10	12/11
InterDigital, Inc.	100.00	69.54	81.97	79.17	124.11	131.28
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Telecommunications	100.00	113.32	61.52	85.61	94.28	83.51

Issuer Purchases of Equity Securities
Repurchase of Common Stock
There were no repurchases of common stock during 2011.

Item 6.	SELECTED FINANCIAL DATA.

	2011	2010	2009	2008	2007
	(in thousands except per share data)
Consolidated statements of operations data:
Revenues	$301,742	$394,545	$297,404	$228,469	$234,232
Income from operations(a)	$134,757	$235,873	$113,889	$36,533	$23,054
Income tax provision(b)	$(35,140)	$(84,831)	$(25,447)	$(13,755)	$(11,999)
Net income applicable to common shareholders	$89,468	$153,616	$87,256	$26,207	$20,004
Net income per common share — basic	$1.97	$3.48	$2.02	$0.58	$0.42
Net income per common share — diluted	$1.94	$3.43	$1.97	$0.57	$0.40
Weighted average number of common shares outstanding — basic	45,411	44,084	43,295	44,928	47,766
Weighted average number of common shares outstanding — diluted	46,014	44,824	44,327	45,964	49,489
Cash dividends declared per common share	$0.40	$0.10	$—	$—	$—
Consolidated balance sheets data:
Cash and cash equivalents	$342,211	$215,451	$210,863	$100,144	$92,018
Short-term investments	335,783	326,218	198,943	41,516	85,449
Working capital	595,734	440,996	449,762	114,484	214,229
Total assets	996,968	874,643	908,485	405,768	534,885
Total debt	192,709	468	1,052	2,929	3,717
Total shareholders’ equity	$471,682	$353,116	$169,537	$87,660	$137,067
_______________________________________

(a)
In 2009, our income from operations included charges of $38.6 million associated with actions to reposition the Company’s operations. In 2008, the Company recognized a $3.9 million non-recurring benefit associated with a reduction in a contingent liability, and, in 2007, the Company recognized non-recurring charges totaling $24.4 million associated with increases to contingent liabilities.

(b)
In 2011, our income tax provision included benefits of $6.8 million related to the favorable resolution of tax contingencies and $1.5 million associated with after tax interest income on tax refunds. In 2009, our income tax provision included a net benefit of approximately $16.4 million, primarily related to the recognition of foreign tax credits. See Note 10 to the Consolidated Financial Statements for further discussion on these foreign tax credits.

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
Business
InterDigital designs and develops advanced technologies that enable and enhance wireless communications and monetizes such technologies through licensing and other revenue opportunities. Since our founding in 1972, we have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of intellectual property to the wireless communications industry and as of December 31, 2011 held, through wholly owned subsidiaries, a portfolio of over 19,500 patents and patent applications related to the fundamental technologies that enable wireless communications. Included in our portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless Standards, including 2G, 3G, 4G and the IEEE 802 suite of Standards. We believe that companies making, using or selling products compliant with these Standards, which include all manufacturers of mobile handsets, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices. In 2011, we believe we recognized revenue from over half of all 3G mobile devices sold worldwide, including those sold by leading mobile communications companies such as Apple, HTC, RIM and Samsung.
We develop advanced technologies that we expect will improve the wireless user’s experience and enable the delivery of a broad array of information and services. This includes next-generation wireless air interfaces and technologies to enhance connectivity and mobility across networks and devices and technologies that support more efficient transportation of information. We actively participate in, and contribute our technology solutions to, worldwide organizations responsible for the development and approval of Standards with which digital cellular and IEEE 802-compliant products and services are designed to operate in accordance. We offer licenses to our patents to equipment producers that manufacture, use or sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our mobile broadband modem solutions (modem IP, know-how, and reference platforms) to mobile device manufacturers, semiconductor companies, and other equipment producers that manufacture, use or sell digital cellular products.We built our suite of technology and patent offerings primarily through internal development, but also through participation in joint development projects with other companies, as well as select acquisitions. We have formed strategic relationships with a number of leading technology companies that share our vision and complement our internal research and development efforts. Currently, we generate revenues primarily from royalties received under our patent license agreements. We also generate revenues by licensing our technology solutions and providing related development support.
In 2011, 2010, and 2009, our total revenues were $301.7 million, $394.5 million, and $297.4 million, respectively, and our patent licensing revenues were $295.3 million, $370.2 million, and $287.6 million, respectively. Patent licensing revenue made up at least 94% of our total revenues in each period.
In 2011, the amortization of fixed fee royalty payments accounted for approximately 46% of our patent licensing revenues. These fixed fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our patent licensing revenue is variable in nature due to the per-unit structure of the related license agreements. Approximately 41% of this per-unit variable portion for 2011 related to sales of product by Japanese licensees for whom the majority of the sales are within Japan. As a result, our per-unit variable patent license royalties have been, and will continue to be, largely influenced by sales within the Japanese market.
Strategic Alternatives Review
On July 19, 2011, we announced that our Board of Directors had initiated a process to explore and evaluate potential strategic alternatives for the Company, including a sale or other transaction. On January 23, 2012, we announced that our Board of Directors had concluded its review of strategic alternatives for the Company and determined that it was in the best interests of the Company and its shareholders to execute on the company's business plan and to expand the plan to include patent sales and licensing partnerships. For additional information regarding the company's business strategy, see "Part I. Item 1. Business -- InterDigital's Strategy."
Patent License Agreements
In first quarter 2011, we entered into a worldwide, non-transferable, non-exclusive, royalty-bearing patent license agreement with Acer, Inc., a multinational corporation headquartered in Taiwan. The products designated as licensed under the agreement are designed to operate in accordance with 2G, 3G and 4G wireless technologies, including LTE, LTE-Advanced, and WiMax Standards.
2011 patent license activity was affected by our July 2011 announcement that our Board of Directors had commenced a process to explore and evaluate potential strategic alternatives for the Company.
Expiration of Patent License Agreements
In 2012, we will recognize the remaining $102.7 million of revenue associated with the 2009 Samsung PLA.  Samsung contributed approximately $102.7 million, or 34%, of our revenue in 2011.  The Samsung PLA covers the sale of single mode terminal units and infrastructure designed to operate in accordance with TDMA-based 2G Standards, which portion of the license became paid-up in 2010, and the sale of terminal units and infrastructure designed to operate in accordance with 3G Standards through 2012.  Pursuant to the 2009 Samsung PLA, Samsung paid InterDigital $400.0 million in four equal installments over an 18-month period. Samsung paid the first two of four $100.0 million installments in 2009. We received the third and fourth $100.0 million installments in January 2010 and July 2010. Upon expiration of the 2009 Samsung PLA at the end of 2012, Samsung will retain its paid-up license to sell single mode terminal units and infrastructure designed to operate in accordance with TDMA-based 2G Standards and become unlicensed as to all other products covered under the agreement.
RIM contributed approximately $42.9 million, or 14%, of our revenue in 2011.  Our patent license agreement with RIM currently covers the sale of terminal units designed to operate in accordance with GSM/GPRS/EDGE,  TIA/EIA-95 and 3G Standards, and expires on December 31, 2012. Under the terms of the agreement, RIM is obligated to pay a royalty on each licensed product sold by RIM or its affiliates and we recognize revenue associated with this agreement as sales of licensed products are reported.  Upon expiration of the agreement at the end of 2012, RIM will become unlicensed as to all products covered under the agreement.
In addition, we expect that a patent license agreement with one of our per-unit Japanese licensees will expire in 2012. During 2011, this licensee reported $11.5 million of royalties and, based on those reports, at December 31, 2011 had a remaining prepaid balance of $3.3 million under its agreement. Once this licensee has exhausted its remaining prepaid balance, this patent license agreement will expire.
We continue to place substantial focus on renewing agreements that have expired or will expire and on expanding our patent licensee base, both with the top-tier handset manufacturers and other market participants.
Patent Licensing Royalties
Patent licensing royalties in 2011 of $295.3 million decreased 20% from the prior year and represented the most significant portion of our total revenue of $301.7 million. This $74.9 million year-over-year decrease in patent licensing royalties was primarily driven by a $57.5 million decrease due to the expiration of the 3G portion of our patent license agreement with LG Electronics, Inc. ("LG") at the end of 2010 and a $27.7 million decrease in past sales. These decreases were partially offset by an aggregate increase in per-unit royalties due to strong sales from our existing licensees with concentrations in smartphones. Refer to "Results of Operations -- 2011 Compared with 2010" for further discussion of our 2011 revenue.
Technology Solutions
We are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. As of December 31, 2011 and December 31, 2010, we have deferred related revenue of $29.7 million and $8.6 million, respectively. These amounts have either been collected or recorded in accounts receivable on their respective balance sheet dates.
United States International Trade Commission Proceedings
Nokia, Huawei, ZTE and LG U.S. International Trade Commission (“USITC” ) Proceeding and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, “ZTE” and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices that infringe seven of InterDigital’s U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company’s USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. On December 5, 2011, the Administrative Law Judge (“ALJ”) granted this motion, and on December 21, 2011 the USITC determined not to review the ALJ’s determination, thus adding the LG entities as respondents and including allegations of infringement of the additional patent. The ALJ has set a trial date of October 22 to November 2, 2012 and has set a target date of June 28, 2013 for completion of the USITC investigation.
On the same date that InterDigital filed the present USITC action (referenced above), we filed a parallel action in the United States District Court for the District of Delaware (the “Delaware District Court”) against the Respondents alleging infringement of the same Asserted Patents identified in the USITC complaint. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to the USITC complaint referenced above. The Delaware District Court action has been stayed pending the parallel proceedings in the USITC.

Prior Nokia USITC Proceeding/Federal Circuit Appeal
The United States Court of Appeals for the Federal Circuit has not yet issued a decision in our appeal of certain rulings by the USITC in connection with the USITC investigation initiated by us against Nokia in 2007.
Please see "Item 3. Legal Proceedings” in Part I of this Annual Report on Form 10-K for further discussion of the USITC proceedings.
Cash and Short-Term Investments
At December 31, 2011, we had $678.0 million of cash and short-term investments. A substantial portion of this balance relates to fixed and prepaid royalty payments we have received that relate to future sales of our licensees’ products. As a result, our cash receipts from existing licenses subject to fixed and prepaid royalties will be reduced in future periods. Additionally, on April 4, 2011, we completed an offering of $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the "Notes"). The net proceeds from the offering were approximately $222.0 million, after deducting the initial purchaser's discount and offering expenses. A portion of the net proceeds of the offering were used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the Notes. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include, among other things: acquisitions of intellectual property-related assets or businesses or securities in such businesses; capital expenditures; payment of cash dividends; and working capital. We currently plan to preserve a significant portion of our cash, cash equivalents and short-term investments to finance our business in the near future and will continue to periodically review our cash and short-term investment position and our dividend policy, including upon the receipt of any new prepaid royalty payments or any new patent license agreements we may sign.
During 2011, we recorded $128.3 million of cash receipts related to patent licensing and technology solutions agreements as follows (in thousands):

Cash In
Fixed royalty payments	$34,000
Current royalties and past sales	52,187
Prepaid royalties	13,162
Technology solutions	28,929
$128,278
These cash receipts contributed to a $136.3 million increase in our cash and short-term investments and, together with a $17.0 million accrual of accounts receivable related to scheduled fixed fee payments, partially offset the $235.5 million in deferred revenue recognized, resulting in a net $178.9 million decrease in deferred revenue to $288.0 million at December 31, 2011. Our accounts receivable and deferred revenue balances do not include $48.0 million of receivables from existing agreements due to us more than twelve months from our current balance sheet date. Approximately $170.9 million of our $288.0 million deferred revenue balance relates to fixed royalty payments that are scheduled to amortize as follows (in thousands):

2012	$134,087
2013	14,633
2014	9,997
2015	5,361
2016	5,361
Thereafter	1,459
$170,898
The remaining $117.1 million of deferred revenue primarily relates to prepaid royalties that will be recorded as revenue as our licensees report their sales of covered products and prepaid royalties that may be recorded as revenue upon the resolution of the arbitration related to one of our technology solutions agreements.
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company may repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During 2009, we repurchased 1.0 million shares for $25.0 million under the 2009 Repurchase Program. We made no share repurchases during 2010 or 2011. From January 1, 2012 through February 24, 2012, we repurchased 0.6 million shares for $23.6 million, bringing the cumulative repurchase total under the 2009 Repurchase Program to 1.6 million shares at a cost of $48.6 million.

Intellectual Property Rights Enforcement
If we believe any party is required to license our patents in order to manufacture and sell certain products and such party refuses to do so, we may institute legal action against them. This legal action typically takes the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the USITC. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements between the parties with respect to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation.
In 2011, our intellectual property enforcement costs increased to $23.7 million from $12.1 million and $16.3 million in 2010 and 2009, respectively. This represented 33% of our 2011 total patent administration and licensing costs of $71.7 million. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.

Comparability of Financial Results
When comparing 2011 financial results against other periods, the following items should be taken into consideration:

•	Our 2011 revenue included $13.6 million of past sales recognized primarily in connection with the resolution of audits of existing licensees.

•	Our 2011 income tax expense included benefits of $6.8 million and $1.5 million related to the favorable resolution of tax contingencies and after tax interest income on tax refunds, respectively.

•	Our 2011 other expense included a $1.6 million charge related to impairments on our investments in other entities.

•
Our 2011 operating expense included a $5.7 million reduction to long-term compensation expense to decrease the accrual rates for two of our performance cycles from 100% to 50%. This reduction was driven by the impact of our strategic alternatives review process on the timing of license agreements and includes a $1.9 million adjustment to amounts accrued through December 31, 2010.

•
Our 2011 operating expense included a $1.3 million charge to adjust the accrual rate under our Long-Term Compensation Program ("LTCP") for the incentive period covering January 1, 2009 through December 31, 2011.

Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements and are included in Item 8 of Part II of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions existed, our financial results could have been materially different.
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements, and settlement of intellectual property enforcement. For agreements entered into or materially modified prior to 2011, due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements has often been recognized over the performance period. Beginning in January 2011, all new or materially modified agreements are being accounted for under the Financial Accounting Standards Board ("FASB") revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has stand alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.
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
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with Company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as, prior to 2010, restricted stock unit (“RSU”) awards for non-managers and the LTCP for managers, which included both time-based and performance-based RSUs and a performance-based cash incentive component. Prior to 2010, LTCP awards would alternate annually between RSU and cash cycles, each of which generally covered a three-year period and could overlap with another cycle by as many as two years.
In fourth quarter 2010, the LTCP was amended to, among other things, increase the relative proportion of performance-based compensation for executives and managers, extend participation to all employees, and eliminate alternating RSU and cash cycles. Effective with the cycle that began on January 1, 2010, executives and managers receive 25% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the respective three-year cycle and the remaining 75% in the form of performance-based awards granted under the long-term incentive plan (“LTIP”) component of the LTCP. LTIP performance-based awards may be paid out at the end of the three-year cycle in the form of cash, equity or any combination thereof, as determined by the Compensation Committee of the Board of Directors. Where the allocation has not been determined at the beginning of the cycle, as is the case of both Cycle 5 and Cycle 6 (each as defined below), the allocation is assumed to be 100% cash for accounting purposes. All employees below manager level receive 100% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the respective three-year cycle. The following LTCP cycles were active for all or some portion of the three years ended December 31, 2011:

•	RSU Cycle 3: Time-based and performance-based RSUs granted on January 1, 2007, with a target vest date of January 1, 2010;

•	Cash Cycle 3: A long-term performance-based cash incentive covering the period January 1, 2008 through December 31, 2010;

•	RSU Cycle 4: Time-based and performance-based RSUs granted on January 1, 2009, with a target vest date of January 1, 2012;

•	Cycle 5: Time-based RSUs granted on November 1, 2010, which vest on January 1, 2013, and a long-term performance-based incentive covering the period from January 1, 2010 through December 31, 2012; and

•	Cycle 6: Time-based RSUs granted on January 1, 2011, which vest on January 1, 2014, and a long-term performance-based incentive covering the period from January 1, 2011 through December 31, 2013.
We recognized share-based compensation expense of $8.1 million, $5.8 million, and $9.8 million in 2011, 2010, and 2009, respectively. Included in 2011 is a charge of $1.3 million to increase the accrual rate for the performance-based RSU grant under RSU Cycle 4 from 0% to 31% based on the final payout associated with this grant. The majority of our share-based compensation expense, for all years, is associated with RSU awards granted under our LTCP. We also recognized $1.8 million, $11.2 million, and $(0.1) million of compensation expense in 2011, 2010, and 2009, respectively, related to the performance-based cash incentive under our LTCP.

In 2011, performance-based cash incentive cost of $1.8 million is net of a reduction of $5.7 million to decrease the accrual rates for Cycle 5 and Cycle 6 from 100% to 50%. This reduction was driven by the impact of our strategic alternatives review process on the timing of license agreements and includes a $1.9 million adjustment to amounts accrued through December 31, 2010.
In 2010, the performance-based cash incentive cost includes a charge of $3.3 million to increase the accrual rate for Cash Cycle 3 from the previously estimated payout of 50% to the actual payout of 86%. The increase in the incentive payout from 50% to 86% was driven by the Company's success in achieving a number of key goals, including the signing of five new or amended 3G patent license agreements, after we had reduced the accrual rate to 50% in third quarter 2009.
In 2009, the performance-based cash incentive cost includes a credit of $2.3 million to reduce the accrual rate for Cash Cycle 3 from 100% to 50% based on revised expectations for a lower payout at that time.
At December 31, 2011, accrued compensation expense associated with the LTCP’s performance-based incentives was based on estimated payouts of 50% for both Cycle 5 and Cycle 6. Under both the current and prior versions of the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 2.5 percentage points with a maximum payout under the current program of 200%, a maximum payout of 225% under the prior program and no payout under either program for performance that falls below 80% achievement. The following table provides examples of the performance-based incentive payout that would be earned based on various levels of goal achievement:

Goal Achievement	Payout
less than 80%	—%
80%	50%
100%	100%
120%	150%
140% or greater (current program maximum)	200%
150% or greater (prior program maximum)	225%
If we had assumed that goal achievement for Cycle 5 would be either 100% or less than 50%, we would have accrued either $3.7 million more or less, respectively, of related compensation expense through December 31, 2011.
If we had assumed that goal achievement for Cycle 6 would be either 100% or less than 50%, we would have accrued either $2.0 million more or less, respectively, of related compensation expense through December 31, 2011.
For LTCP RSU cycles that began prior to 2010, executives received 50% of their RSU grant as performance-based RSUs and 50% as time-based RSUs, and the Company’s managers received 25% of their RSU grant as performance-based RSUs and 75% as time-based RSUs.
Under the prior LTCP program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors resulted in a 100% payout of the performance-based RSU incentive target amounts. For each 1% change above or below 100% achievement, the RSU payout was adjusted by 4 percentage points with a maximum payout of 300%. For performance that fell below 80% achievement, no payout would occur. The following table provides examples of the performance-based RSU payout that would have been earned based on various levels of goal achievement:

Goal Achievement	Payout
less than 80%	—%
80%	20%
100%	100%
120%	180%
150% or greater	300%
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
During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we amended our United States federal income tax returns for the periods 1999 — 2005 to reclassify $29.3 million of foreign tax payments we made during those periods from deductions to foreign tax credits. We also amended our federal tax returns for the periods 2006 - 2008 to utilize the resulting tax credits. When we completed the study, we established a basis to support amending the returns and estimated that the maximum incremental benefit would be $19.1 million. We recognized a net benefit of $16.4 million after establishing a
$2.7 million reserve for related tax contingencies. In 2011, we recorded an additional tax benefit of $8.3 million to eliminate this and other tax contingencies and recognize interest income on the associated refund.
Between 2006 and 2011, we paid approximately $142.2 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
In September 2009, the FASB finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We adopted this guidance effective January 1, 2011, and have been applying this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. As a result of this new guidance, we will recognize revenue from new or materially modified agreements with multiple elements and fixed payments earlier than we would have under our old policy. During 2011, we entered into one new agreement with multiple elements and fixed payments. The application of this guidance to the new agreement did not have a material impact on the timing or pattern of revenue recognition.
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
Legal Proceedings
We are routinely involved in disputes associated with enforcement and licensing activities regarding our intellectual property, including litigations and other proceedings. These litigations and other proceedings are important means to enforce our intellectual property rights. We are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Refer to Item 3 of Part I of this Form 10-K for a description of our material legal proceedings.
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
On April 4, 2011, we completed an offering of $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the "Notes"). The net proceeds from the offering were approximately $222.0 million, after deducting the initial purchaser's discount and offering expenses. A portion of the net proceeds of the offering were used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the Notes. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include, among other things: acquisitions of intellectual property-related assets or businesses or securities in such businesses; capital expenditures; payment of cash dividends; and working capital.
Cash, cash equivalents and short-term investments
At December 31, 2011 and December 31, 2010, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	December 31, 2011	December 31, 2010	Increase / (Decrease)
Cash and cash equivalents	$342,211	$215,451	$126,760
Short-term investments	335,783	326,218	9,565
Total Cash and cash equivalents and short-term investments	$677,994	$541,669	$136,325

The increase in cash, cash equivalents and short-term investments was primarily due to the net proceeds of $222.0 million from the Notes discussed above and was partially offset by $34.3 million used in operating activities, $31.0 million in capital investments, and $18.2 million of dividend payments.
Cash flows from operations
We used or generated the following cash flows from our operating activities in 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2011	2010	(Decrease)
Cash flows (used in) provided by operating activities	$(34,338)	$133,923	$(168,261)

Cash used in operating activities during 2011 included cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, impairment of long-term investments, and amortization of financing costs) of $126.9 million, cash payments for short-term and long-term incentive compensation accrued in prior periods of $20.1 million, and tax payments of $36.6 million. These items were partially offset by $128.3 million of cash receipts from patent license and technology solutions agreements, tax refunds, and other changes in working capital. We received $34.0 million of fixed fee payments and $65.4 million of per-unit royalty payments, including past sales and prepayments, from existing licensees and a new licensee. Cash receipts from our technology solutions agreements totaled $28.9 million, primarily related to royalties and other license fees associated with our SlimChip modem core. In addition, we received $19.5 million in tax refunds, including interest income, as a result of amendments of previously filed tax returns.
The positive operating cash flow in 2010 arose principally from receipts of approximately $372.3 million related to patent license and technology solutions agreements. These receipts included the third and fourth of four $100.0 million installments from Samsung under our January 2009 license agreement. We also received $6.7 million of fixed fee payments and $137.4 million of per-unit royalty payments, including past sales and prepayments, from other existing and new licensees. Cash receipts from our technology solutions agreements totaled $28.2 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets, and non-cash compensation) of $130.7 million, cash payments for foreign source withholding taxes of $35.8 million primarily related to the Samsung installments, and estimated federal tax payments of $78.0 million.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2011 and December 31, 2010 (in thousands) as follows:

	December 31, 2011	December 31, 2010	Increase / (Decrease)
Current assets	$768,887	$619,556	$149,331
Less: current liabilities	173,153	178,560	(5,407)
Working capital	595,734	440,996	154,738
Subtract:
Cash and cash equivalents	342,211	215,451	126,760
Short-term investments	335,783	326,218	9,565
Add:
Current deferred revenue	134,087	134,804	(717)
Adjusted working capital	$51,827	$34,131	$17,696
The $17.7 million increase in adjusted working capital in 2011 compared to 2010 is primarily attributable to an $8.8 million net decrease in accrued compensation resulting from first quarter 2011 payments against our short-term and long-term cash incentive obligations. Additionally, the expected utilization of our deferred tax assets resulted in an increase to our short-term deferred tax assets and contributed to the increase in adjusted working capital. These increases in adjusted working capital were partially offset by an increase in accrued legal fees, primarily associated with our recently filed USITC action.
Cash used in or provided by investing and financing activities
We used net cash in investing activities of $41.2 million and $157.9 million in 2011 and 2010, respectively. We purchased $10.1 million and $127.6 million of short-term marketable securities, net of sales, in 2011 and 2010, respectively. This decrease in net purchases was driven by lower cash receipts from patent license agreements as discussed above. Purchases of property and equipment increased to $3.8 million in 2011 from $2.5 million in 2010 primarily due to our investments in new and existing facilities. Investment costs associated with patents decreased to $27.2 million in 2011 from $27.8 million in 2010.
Net cash provided by financing activities increased by $173.7 million primarily due to our issuance of the Notes and related transactions in second quarter 2011 as discussed above. This increase was partially offset by $18.2 million of dividend payments in 2011 that did not occur in 2010 and lower levels of proceeds from stock option exercises.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2011 was approximately $288.0 million, a decrease of $178.9 million from December 31, 2010. We have no material obligations associated with such deferred revenue. In 2011, deferred revenue decreased $235.5 million due to the deferred revenue recognition of $135.2 million related to the amortization of fixed fee royalty payments and $97.2 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees). These decreases in deferred revenue were partially offset by gross increases in deferred revenue of $56.6 million, primarily related to cash received or due from patent licensees and technology solutions customers. Of the $56.6 million, $21.1 million relates to the technology solutions agreement arbitration discussed above in the "Overview" section.
Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the December 31, 2011 deferred revenue balance of $288.0 million by $134.1 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances and the resolution of the technology solutions agreement arbitration.
At December 31, 2011 and December 31, 2010, we had 0.3 million and 0.7 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated $4.9 million and $9.4 million, respectively, of cash proceeds to the Company if they had been fully exercised as of such dates.
Contractual Obligations
On April 4, 2011, InterDigital entered into an indenture (the “Indenture”), by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, pursuant to which the $230.0 million in Notes were issued. The Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year, commencing September 15, 2011. The Notes will mature on March 15, 2016, unless earlier converted or repurchased.
For more information on the Notes, see Note 5, “Obligations,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The following table summarizes our contractual obligations as of December 31, 2011 (in millions):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2.50% Senior Convertible Notes due 2016	$230.0	$—	$—	$230.0	$—
Contractual interest payments on Notes	25.9	5.8	11.5	8.6	—
Mortgage debt	0.2	0.2	—	—	—
Operating lease obligations	5.3	3.0	1.8	0.5	—
Purchase obligations (a)	7.5	7.5	—	—	—
Total contractual obligations	$268.9	$16.5	$13.3	$239.1	$—
_______________________________________

(a)	Purchase obligations consist of agreements to purchase good and services that are legally binding on us as well as accounts payable.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

RESULTS OF OPERATIONS

2011 Compared with 2010
Revenues
The following table compares 2011 revenues to 2010 revenues (in millions):

	For the Year Ended December 31,
	2011	2010	(Decrease)/Increase
Per-unit royalty revenue	$146.5	$133.1	$13.4	10%
Fixed fee amortized royalty revenue	135.2	195.8	(60.6)	(31)%
Current patent royalties	281.7	328.9	(47.2)	(14)%
Past sales	13.6	41.3	(27.7)	(67)%
Total patent licensing royalties	295.3	370.2	(74.9)	(20)%
Technology solutions revenue	6.4	24.3	(17.9)	(74)%
Total revenue	$301.7	$394.5	$(92.8)	(24)%

The $92.8 million decrease in total revenue was primarily attributable to a $74.9 million  decrease in patent licensing royalties. Of this decrease in patent licensing royalties, $60.6 million was attributable to a decrease in fixed fee amortized royalty revenue. This decrease was primarily driven by the expiration of the 3G portion of our patent license agreement with LG at the end of 2010. The $27.7 million decrease in past sales revenue was due to the signing of a patent license agreement with Casio Hitachi Mobile Communications Co., Ltd. ("CHMC"), the resolution of a routine audit and the renewal of a patent license agreement, each in 2010. Royalties from past sales totaled $13.6 million in 2011, primarily related to the resolution of audits of existing licensees. Per-unit royalty revenue increased $25.6 million due to strong sales from licensees with concentrations in smartphones, partly offset by a $12.7 million decrease in royalties from our Japanese licensees as a result of lower shipments. The decrease in technology solutions revenue was due to the elimination of $14.1 million of revenue under technology solutions agreements that concluded in 2010. The remaining decrease was due to lower royalties recognized in connection with our SlimChip modem IP as a result of the ongoing arbitration proceeding related to one of our technology solutions agreements.
In 2011 and 2010, 59% and 41% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2011 and 2010, the following licensees accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2011	2010
Samsung Electronics Company, Ltd.	34%	26%
Research in Motion Limited	14%	< 10%
HTC Corporation	11%	< 10%
LG Electronics, Inc.	0%	15%

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended December 31,
	2011	2010	Increase/(Decrease)
Patent administration and licensing	$71.7	$58.9	$12.8	22%
Development	63.8	71.5	(7.7)	(11)%
Selling, general and administrative	31.5	28.3	3.2	11%
Total operating expenses	$167.0	$158.7	$8.3	5%
The $8.3 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$14.0
Personnel-related costs	6.0
Strategic alternatives evaluation process costs	2.1
Depreciation and amortization	1.6
Consulting services	1.3
Other	0.6
Engineering software, equipment, and maintenance	0.5
Sublicense fees	(7.5)
Long-term compensation	(7.0)
Commissions	(3.3)
Total increase in operating expenses	$8.3
Intellectual property enforcement and non-patent litigation costs increased $14.0 million primarily due to costs associated with the recently filed ITC action. Personnel-related costs grew $6.0 million primarily due to increased personnel levels within our patents, licensing and advanced research groups. Costs associated with our strategic alternatives evaluation process contributed $2.1 million to the operating expense increase. Depreciation and patent amortization increased $1.6 million due to higher levels of capitalized patent costs in recent years. Consulting services and engineering software, equipment, and maintenance increased $1.8 million primarily due to the initiation of new development projects in 2011. The decrease in sublicense fees was as a result of technology solutions agreements that concluded in 2010. The $7.0 million decrease in long-term compensation was primarily due to a $5.7 million reduction to the accrual rates on Cycles 5 and 6 of our LTCP in 2011, a $1.3 million increase to the the accrual rate on RSU Cycle 4 in 2011 and a $3.3 million charge, in 2010, to increase our accrual rate for Cash Cycle 3. The $3.3 million decrease in commission expense was primarily driven by the decline in revenue in 2011.
Patent Administration and Licensing Expense:  The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, personnel-related costs, and patent amortization. These increases were partially offset by the above-noted decrease in commissions, as well as a decrease in consulting services due to lower levels of patent due diligence. The decrease in long-term compensation costs further offset the previously-mentioned increases.
Development Expense:  The decrease in development expense was primarily attributable to the above-noted decreases in sublicense fees related to technology solutions agreements that concluded in 2010 and long-term compensation costs. These decreases were partially offset by the above-noted increases in personnel-related costs, as well as increases in consulting services and engineering software, equipment, and maintenance attributable to the initiation of new research and development projects in 2011.
Selling, General and Administrative Expense:  The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in costs associated with our strategic alternatives evaluation process, and non-patent litigation costs, which was related to the previously discussed arbitration proceeding related to one of our technology solutions agreements. These increases were partially offset by a decrease in long-term compensation costs.
Other (Expense) Income
The following table compares 2011 other (expense) income to 2010 other (expense) income (in millions):

	For the Year Ended December 31,
	2011	2010	(Decrease)/Increase
Interest expense	$(10.9)	$(0.1)	$(10.8)	10,800%
Other	(1.8)	0.3	(2.1)	(700)%
Investment income	2.6	2.4	0.2	8%
	$(10.1)	$2.6	$(12.7)	(488)%
The change between periods primarily resulted from the recognition of $10.9 million of interest expense associated with the Notes and the recognition of $1.6 million charge for investment impairment in 2011.

Income Taxes
In 2011, our effective tax rate was approximately 28.2% based on the statutory federal tax rate net of discrete foreign taxes, a $6.8 million benefit related to the reversal of a previously accrued liability for tax contingencies and its related interest and $1.5 million of after tax interest income related to a tax refund. During 2010, our effective tax rate was approximately 35.6% based on the statutory federal tax rate net of discrete foreign taxes.
2010 Compared with 2009
Revenues
The following table compares 2010 revenues to 2009 revenues (in millions):

	For the Year Ended December 31,
	2010	2009	Increase/ (Decrease)
Fixed fee amortized royalty revenue	$195.8	$181.7	$14.1	8%
Per-unit royalty revenue	133.1	102.9	30.2	29%
Current patent royalties	328.9	284.6	44.3	16%
Past sales	41.3	3.0	38.3	1,277%
Total patent licensing royalties	370.2	287.6	82.6	29%
Technology solutions revenue	24.3	9.8	14.5	148%
Total revenue	$394.5	$297.4	$97.1	33%
The $97.1 million increase in total revenue was primarily attributable to an $82.6 million increase in patent licensing royalties. Of this increase in patent licensing royalties, $38.3 million was driven by past sales from a new patent license agreement signed with CHMC, the resolution of a routine audit of an existing licensee, and the renewal of a patent license agreement. The remaining $44.3 million increase was driven by increases in per-unit royalty revenue ($30.2 million) and fixed fee amortized royalty revenue ($14.1 million). The $30.2 million increase in per-unit royalty revenues was primarily driven by new and renewed agreements in 2010 and increases in royalties from existing licensees, particularly those with concentrations in the smartphone market. The $14.1 million increase in fixed fee payments was due to amortizing fixed payments from 2009 agreements with Samsung and Pantech over a full year in 2010 compared to a partial year in 2009. These increases were partially offset by the expiration of a fixed fee license agreement in second half 2009, which, as noted above, was renewed in second quarter 2010 as a per-unit agreement. The increase in technology solutions revenue was attributable to technology solutions agreements signed during 2010, which collectively contributed $14.7 million of revenue in 2010.
In 2010 and 2009, 41% and 62% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. During 2010 and 2009, the following licensees accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2010	2009
Samsung Electronics Co., Ltd.	26%	33%
LG Electronics	15%	19%
Sharp Corporation	< 10%	10%

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended December 31,
	2010	2009	Increase/(Decrease)
Patent administration and licensing	$58.9	$56.1	$2.8	5%
Development	71.5	64.0	7.5	12%
Selling, general and administrative	28.3	24.8	3.5	14%
Repositioning	—	38.6	(38.6)	(100)%
Total operating expenses	$158.7	$183.5	$(24.8)	(14)%

Operating expenses decreased 14% to $158.7 million in 2010 from $183.5 million in 2009. Not including $38.6 million in repositioning charges in 2009, operating expenses would have increased 10%. The $24.8 million decrease was primarily due to (decreases)/increases in the following items (in millions):

Increase/(Decrease)
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
Repositioning Expense:  On March 30, 2009, we announced a repositioning plan under which we (i) planned to expand our technology development and licensing business and (ii) ceased further product development of our SlimChip HSPA technology and have sought to monetize the product investment through technology licensing. In connection with the repositioning plan, we incurred certain costs associated with exit or disposal activities. The repositioning resulted in a reduction in force of approximately 100 employees. We incurred a repositioning charge of $38.6 million in 2009. We did not incur any additional charges under this plan during 2010, nor do we expect to incur any related charges in the future.
Other (Expense) Income
The following table compares 2010 other (expense) income to 2009 other (expense) income (in millions):

	For the Year Ended December 31,
	2010	2009	(Decrease)/Increase
Interest expense	$(0.1)	$0.3	$(0.4)	(133)%
Other	0.3	(3.8)	4.1	(108)%
Investment income	2.4	2.3	0.1	4%
	$2.6	$(1.2)	$3.8	(317)%
The change between periods primarily resulted from a $3.9 million write-down in 2009 of our investment in Kineto Wireless ("Kineto").
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

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information in “Part I, Item 1. Business” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “future,” “target,” “goal,” “trend,” “seek to,” “will continue,” “predict,” “likely,” “in the event,” variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:
(i) Our expectation that the technologies in which we are engaged in advanced research will improve the wireless user’s experience and enable the delivery of a broad array of information and services;
(ii) Our objective to continue to be a leading designer and developer of technology solutions for the wireless industry and to monetize our extensive patent portfolio;
(iii) Our plans for executing on our business strategy, including our plans to pursue patent sales and licensing partnerships;
(iv) Our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular and other wireless Standards, including 2G, 3G, 4G and the IEEE 802 suite of Standards, and that companies making, importing, using or selling products compliant with these Standards require a license under our patents and will require licenses under patents that may issue from our pending patent applications;
(v) The anticipated continued growth in sales of advanced wireless products and services and continued proliferation of converged devices;
(vi) The predicted increases in global wireless subscriptions, worldwide handset shipments, including shipments of 3G and 4G phones, shipments of media tablets with wireless connectivity and IEEE 802.11 semiconductor shipments over the next several years;

(vii) Factors driving the continued growth of advanced wireless products and services sales over the next five years;
(viii) The types of licensing arrangements and various royalty structure models that we anticipate using under our future license agreements;
(ix) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed;
(x) Our plan to continue to pay a quarterly cash dividend on our common stock at the rate set forth in our current dividend policy;
(xi) Our expectations regarding the use of the remaining net proceeds from the offering the Notes;
(xii) The expected impact of the convertible note hedge and warrant transactions entered into in connection with the offering of the Notes;
(xiii) Our current plans to preserve a significant portion of our cash, cash equivalents and short-term investments to finance our business in the near future;
(xiv) Our ability to obtain additional liquidity through debt and equity financings;
(xv) Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program in the next twelve months;
(xvi) The potential effects of new accounting standards on our financial statements or results of operations;
(xvii) The expected amortization of fixed fee royalty payments over the next twelve months to reduce our deferred revenue balance;
(xviii) The expected timing, outcome and impact of our various litigation and administrative matters; and
(xix) Our belief that it is more likely than not that the Company will successfully sustain its separate company reporting in connection with our New York State audit.
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
(i) unanticipated difficulties or delays related to the further development of our technologies;
(ii) the failure of the markets for our technologies to materialize to the extent or at the rate that we expect;
(iii) changes in the company’s plans, strategy or initiatives;
(iv) the challenges related to entering into new and renewed patent license agreements and unanticipated delays, difficulties or acceleration in the negotiation and execution of patent license agreements;
(v) our ability to leverage our strategic relationships and secure new patent license and technology solutions agreements on acceptable terms;
(vi) the impact of current trends in the industry that could result in reductions in and/or caps on royalty rates under new patent license agreements;
(vii) changes in the market share and sales performance of our primary licensees, delays in product shipments of our licensees and timely receipt and final reviews of quarterly royalty reports from our customers and related matters;
(viii) the timing and/or outcome of our various litigation, arbitration or administrative proceedings, including any awards or judgments relating to such proceedings, additional legal proceedings, changes in the schedules or costs associated with legal proceedings or adverse rulings in such legal proceedings;
(ix) the impact of potential patent legislation, USPTO rule changes and international patent rule changes on our patent prosecution and licensing strategies;
(x) the timing and/or outcome of any state or federal tax examinations or audits, changes in tax laws and the resulting impact on our tax assets and liabilities;
(xi) the effects of any dispositions, acquisitions or other strategic transactions by the Company;

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash Equivalents and Investments
The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash and cash equivalents, and short-term and long-term investments in a variety of securities, including government obligations, corporate bonds, and commercial paper.
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $678.0 million at December 31, 2011. Our exposure to interest rate risks is not significant due to the short average maturity, quality, and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2011. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in millions)

	2012	2013	2014	2015	2016	Thereafter	Total
Money market and demand accounts	$338.2	$—	$—	$—	$—	$—	$338.2
Cash equivalents	$4.0	$—	$—	$—	$—	$—	$4.0
Short-term investments	$212.3	$109.2	$9.9	$1.9	$0.3	$2.2	$335.8
Interest rate	0.6%	2.2%	1.5%	1.2%	0.8%	0.6%	0.6%

Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2011 we had approximately $338.2 million in operating accounts and money market funds that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.
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

Between 2006 and 2011, we paid approximately $142.2 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities, and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds, and commercial paper, are classified as available-for-sale with a fair value of $335.8 million as of December 31, 2011.
Equity Risk — We are exposed to changes in the market-traded price of our common stock as it influences the calculation of earnings per share. In connection with the offering of the Notes, we entered into convertible note hedge transactions with an affiliate of the initial purchaser (the “option counterparty”). We also sold warrants to the option counterparty. These transactions have been accounted for as an adjustment to our shareholders' equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or convertible Notes, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/  PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2012

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2011	DECEMBER 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,211	$215,451
Short-term investments	335,783	326,218
Accounts receivable, less allowances of $1,750	28,079	33,632
Deferred tax assets	53,990	35,136
Prepaid and other current assets	8,824	9,119
Total current assets	768,887	619,556
PROPERTY AND EQUIPMENT, NET	7,997	8,344
PATENTS, NET	137,963	130,305
DEFERRED TAX ASSETS	54,110	71,754
OTHER NON-CURRENT ASSETS	28,011	44,684
	228,081	255,087
TOTAL ASSETS	$996,968	$874,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$180	$288
Accounts payable	7,110	7,572
Accrued compensation and related expenses	14,129	22,933
Deferred revenue	134,087	134,804
Taxes payable	3,265	3,675
Dividend payable	4,570	4,526
Other accrued expenses	9,812	4,762
Total current liabilities	173,153	178,560
LONG-TERM DEBT	192,529	180
LONG-TERM DEFERRED REVENUE	153,953	332,174
OTHER LONG-TERM LIABILITIES	5,651	10,613

TOTAL LIABILITIES	525,286	521,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,118 and 68,602 shares issued and 45,548 and 45,032 shares outstanding	691	686
Additional paid-in capital	573,950	525,767
Retained earnings	466,727	395,799
Accumulated other comprehensive (loss) income	(439)	111
	1,040,929	922,363
Treasury stock, 23,570 shares of common held at cost	569,247	569,247
Total shareholders’ equity	471,682	353,116
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$996,968	$874,643

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2011	2010	2009
REVENUES	$301,742	$394,545	$297,404

OPERATING EXPENSES:
Patent administration and licensing	71,736	58,907	56,127
Development	63,763	71,464	64,007
Selling, general and administrative	31,486	28,301	24,777
Repositioning	—	—	38,604
	166,985	158,672	183,515

Income from operations	134,757	235,873	113,889

OTHER (EXPENSE) INCOME	(10,149)	2,574	(1,186)
Income before income taxes	124,608	238,447	112,703
INCOME TAX PROVISION	(35,140)	(84,831)	(25,447)
NET INCOME	$89,468	$153,616	$87,256
NET INCOME PER COMMON SHARE — BASIC	$1.97	$3.48	$2.02
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	45,411	44,084	43,295
NET INCOME PER COMMON SHARE — DILUTED	$1.94	$3.43	$1.97
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	46,014	44,824	44,327
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.10	$0.00

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Amount	Total Shareholders ’Equity	Total Comprehensive Income
	Shares	Amount

BALANCE, DECEMBER 31, 2008	65,883	$659	$471,468	$159,515	$245	22,559	$(544,227)	$87,660
Net income	—	—	—	87,256	—	—	—	87,256	87,256
Net change in unrealized gain on short-term investments	—	—	—	—	32	—	—	32	32
Total Comprehensive Income									$87,288
Exercise of Common Stock options	730	7	7,628	—	—	—	—	7,635
Issuance of Common Stock under Profit Sharing Plan	26	—	545	—	—	—	—	545
Issuance of Common Stock, net	192	2	(1,727)	—	—	—	—	(1,725)
Tax benefit from exercise of stock options	—	—	3,881	—	—	—	—	3,881
Amortization of unearned compensation	—	—	9,273	—	—	—	—	9,273
Repurchase of Common Stock	—	—	—	—	—	1,011	(25,020)	(25,020)
BALANCE, DECEMBER 31, 2009	66,831	$668	$491,068	$246,771	$277	23,570	$(569,247)	$169,537
Net income	—	—	—	153,616	—	—	—	153,616	153,616
Net change in unrealized gain on short-term investments	—	—	—	—	(166)	—	—	(166)	(166)
Total Comprehensive Income									$153,450
Dividends declared	—	—	62	(4,588)	—	—	—	(4,526)
Exercise of Common Stock options	1,491	15	21,505	—	—	—	—	21,520
Issuance of Common Stock, net	280	3	(316)	—	—	—	—	(313)
Tax benefit from exercise of stock options	—	—	7,653	—	—	—	—	7,653
Amortization of unearned compensation	—	—	5,795	—	—	—	—	5,795
BALANCE, DECEMBER 31, 2010	68,602	$686	$525,767	$395,799	$111	23,570	$(569,247)	$353,116
Net income	—	—	—	89,468	—	—	—	89,468	89,468
Net change in unrealized gain on short-term investments	—	—	—	—	(550)	—	—	(550)	(550)
Total Comprehensive Income									$88,918
Dividends declared			347	(18,540)				(18,193)
Exercise of Common Stock options	333	3	4,494	—	—	—	—	4,497
Issuance of Common Stock, net	183	2	(385)	—	—	—	—	(383)
Tax benefit from exercise of stock options	—	—	5,131	—	—	—	—	5,131
Amortization of unearned compensation	—	—	8,115	—	—	—	—	8,115
Convertible note hedge transactions, net of tax	—	—	(27,519)	—	—	—	—	(27,519)
Warrant transactions	—	—	31,740	—	—	—	—	31,740
Equity component of the Notes, net of tax	—	—	27,760	—	—	—	—	27,760
Deferred financing costs allocated to equity	—	—	(1,500)	—	—	—	—	(1,500)
BALANCE, DECEMBER 31, 2011	69,118	$691	$573,950	$466,727	$(439)	23,570	$(569,247)	$471,682

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,468	$153,616	$87,256
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,805	22,125	22,874
Accretion of debt discount	5,567	—	—
Amortization of financing costs	977	—	—
Deferred revenue recognized	(235,513)	(283,012)	(225,159)
Increase in deferred revenue	56,575	81,737	611,991
Deferred income taxes	(1,210)	(6,738)	(43,426)
Share-based compensation	8,115	5,801	9,789
Recognition of foreign tax credits	—	—	(19,100)
Impairment of long-term investment	1,616	—	3,926
Non-cash repositioning charge	—	—	30,568
Other	(238)	80	(155)
(Increase) decrease in assets:
Receivables	5,553	179,273	(179,013)
Deferred charges	302	3,145	4,371
Other current assets	20,723	(826)	2,965
(Decrease) increase in liabilities:
Accounts payable	(571)	417	(1,506)
Accrued compensation	(7,372)	11,234	(24,140)
Accrued taxes payable and other tax contingencies	(7,185)	(29,825)	35,705
Other accrued expenses	5,050	(3,104)	3,748
Net cash (used in) provided by operating activities	(34,338)	133,923	320,694
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(713,683)	(696,478)	(314,128)
Sales of short-term investments	703,538	568,888	156,608
Purchases of property and equipment	(3,835)	(2,520)	(4,024)
Capitalized patent costs	(27,172)	(27,814)	(31,285)
Capitalized technology license costs	—	—	(1,115)
Long-term investments	—	—	(650)
Net cash (used in) investing activities	(41,152)	(157,924)	(194,594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	4,497	21,520	7,635
Payments on long-term debt, including capital lease obligations	(288)	(584)	(1,877)
Dividends paid	(18,150)	—	—
Proceeds from issuance of convertible senior notes	230,000	—	—
Purchase of convertible bond hedge	(42,665)	—	—
Proceeds from issuance of warrants	31,740	—	—
Payments of debt issuance costs	(8,015)	—	—
Tax benefit from share-based compensation	5,131	7,653	3,881
Repurchase of common stock	—	—	(25,020)
Net cash provided by (used in) financing activities	202,250	28,589	(15,381)
NET INCREASE IN CASH AND CASH EQUIVALENTS	126,760	4,588	110,719
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,451	210,863	100,144
CASH AND CASH EQUIVALENTS, END OF PERIOD	$342,211	$215,451	$210,863
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	2,600	51	198
Income taxes paid, including foreign witholding taxes	36,593	113,820	44,853
Non-cash investing and financing activities:
Dividend payable	4,570	4,526	—
Issuance of Common Stock for profit sharing		—	545
Accrued capitalized patent costs	(105)	(538)	570
Accrued purchases of property, plant and equipment	(4)	(333)	375

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.	BACKGROUND
InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us,” or “our”) provides advanced technologies that enable wireless communications by designing and developing a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802 related products and networks. In conjunction with our technology development, we have assembled an extensive body of technical know-how, related intangible products, and a broad patent portfolio. We offer licenses to our patents to equipment producers that manufacture, import, use or sell digital cellular and IEEE 802-related products. In addition, we offer for license or sale our mobile broadband solutions to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, import, use or sell digital cellular products.
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
We did not incur any additional repositioning charges during 2011 and 2010, nor do we expect to incur any related costs in the future.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date.
Cash and cash equivalents at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Money market and demand accounts	$338,211	$181,465
U.S. government agency instruments	—	21,992
Commercial paper	4,000	11,994
	$342,211	$215,451
Short-Term Investments
At December 31, 2011 and 2010, all of our short-term investments were classified as available-for-sale and carried at fair value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity. Net unrealized loss on short-term investments was $0.6 million million at December 31, 2011. Realized gains and losses for 2011, 2010, and 2009 were as follows (in thousands):

Year	Gains	Losses	Net
2011	$37	$(274)	$(237)
2010	$64	$(234)	$(170)
2009	$181	$(104)	$77
Short-term investments as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Commercial paper	$156,574	$163,400
U.S. government agency instruments	66,647	140,076
Corporate bonds and asset backed securities	16,432	22,742
Mutual and exchange traded funds	96,130	—
	$335,783	$326,218
At December 31, 2011 and 2010, $212.3 million and $285.4 million respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities primarily within two to five years.
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At December 31, 2011, three licensees comprised 97% of our net accounts receivable balance. At December 31, 2010, four licensees represented 92% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2011 and December 31, 2010 (in thousands):

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$338,211	$—	$—	$338,211
Mutual and exchange traded funds	96,130	—	—	96,130
Commercial paper (b)	—	160,574	—	160,574
U.S. government securities	—	66,647	—	66,647
Corporate bonds and asset backed securities	—	16,432	—	16,432
	$434,341	$243,653	$—	$677,994
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $4.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$181,465	$—	$—	$181,465
Commercial paper (b)	—	175,394	—	175,394
U.S. government securities (b)	—	162,068	—	162,068
Corporate bonds	—	22,742	—	22,742
	$181,465	$360,204	$—	$541,669
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $12.0 million and $22.0 million of commercial paper and U.S. government securities, respectively, that are included within cash and cash equivalents.

The carrying amount of long-term debt reported in the consolidated balance sheet as of December 31, 2011 is $192.5 million. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of the Notes (as defined in Note 5, Obligations) to be $240.9 million as of December 31, 2011.
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
Internal-Use Software Costs
We capitalize costs associated with software developed for internal use that are incurred during the software development stage. Such costs are limited to expenses incurred after management authorizes and commits to a computer software project, believes that it is more likely than not that the project will be completed, the software will be used to perform the intended function with an estimated service life of two years or more, and the completion of conceptual formulation, design, and testing of possible software project alternatives (the preliminary design stage). Costs incurred after final acceptance testing has been successfully completed are expensed. Capitalized computer software costs are amortized over their estimated useful life of three years.
All computer software costs capitalized to date relate to the purchase, development, and implementation of engineering, accounting, and other enterprise software.
Other-than-Temporary Impairments
We review our investment portfolio during each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other-than-temporary. For non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For cost method investments we charge the impairment to Other (Expense) Income line of our Consolidated Statements of Income.
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
During 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). Due to the fact that we do not have significant influence over Kineto, we are accounting for this investment using the cost method of accounting. In first quarter 2008, we wrote down this investment by $0.7 million based on a lower valuation of Kineto. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. During 2009, we reassessed our investment in Kineto and concluded that, given their financial position at the time, it was necessary to record an impairment of $3.9 million, which reduced our carrying amount of our investment in Kineto to approximately $1.0 million at December 31, 2009. During 2010, we reassessed our investment in Kineto and concluded that there was no evidence of an other-than-temporary impairment. As of December 31, 2010, the carrying amount of our investment in Kineto was $1.0 million. During 2011, we reassessed our investment in Kineto and concluded that given their financial position at the time, it was necessary to record an impairment of $1.0 million which reduced our carrying amount of our investment to zero as of December 31, 2011.
On December 17, 2009, we announced a multi-faceted collaboration agreement with Attila Technologies LLC (“Attila”). We will collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million to acquire a 7% minority stake. No other amounts were paid or are payable to Attila for the period ended December 31, 2009. Certain terms of the agreement afford us the ability to exercise significant influence over Attila; therefore we are accounting for this investment using the equity method of accounting. During 2010, we reassessed our investment in Attila and concluded that there was no evidence of an other-than-temporary impairment. As of December 31, 2010, the carrying amount of our investment in Attila was $0.7 million. During 2011, we reassessed our investment in Attila and concluded that given their financial position at the time, it was necessary to record an impairment of $0.7 million which reduced our carrying amount of our investment to zero as of December 31, 2011.
Patents
We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on separate analyses related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents thus far has been fifteen years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.
Patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2011	2010
Weighted average estimated useful life (years)	10.7	10.7
Gross patents	$245,999	$218,722
Accumulated amortization	(108,036)	(88,417)
Patents, net	$137,963	$130,305
Amortization expense related to capitalized patent costs was $19.6 million, $17.2 million, and $14.4 million in 2011, 2010, and 2009, respectively. These amounts are recorded within Patent administration and licensing line of our Consolidated Statements of Income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2011 is as follows (in thousands):

2012	$20,701
2013	20,086
2014	19,108
2015	17,756
2016	16,137
Intangible Assets
We capitalize the cost of technology solutions and platforms we acquire or license from third parties when they have a future benefit and the development of these solutions and platforms is substantially complete at the time they are acquired or licensed.
During 2009, in connection with our cessation of further product development of the SlimChip modem technology, we fully impaired our acquired intangible assets. In connection with this full impairment of our acquired intangible assets, the related cost and accumulated amortization were removed from our Consolidated Balance Sheets. For further discussion of our 2009 Repositioning refer to the “Repositioning” section of Note 1, “Background.” Our amortization expense related to these intangible assets was $2.3 million in 2009.
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements, and settlement of intellectual property enforcement. For agreements entered into or materially modified prior to 2011, due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements has often been recognized over the performance period. Beginning in January 2011, all new or materially modified agreements are being accounted for under the Financial Accounting Standards Board ("FASB") revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has stand alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.
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
Deferred Charges
From time to time, we use sales agents to assist us in our licensing activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements. We defer recognition of commission expense related to both prepayments and fixed fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In 2011, 2010, and 2009, we paid cash commissions of approximately $0.1 million, $0.6 million, and less than $0.1 million, respectively.
Incremental direct costs incurred related to acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. We paid approximately $0.6 million of direct contract origination costs in 2009 in relation to our patent licensing agreement with Pantech. There were no direct contract origination costs incurred during 2011 and 2010.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our Notes offering, discussed in detail within Note 5, Obligations, the Company incurred $8.0 million of directly related costs. The initial purchaser's transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. We allocated $6.5 million of debt issuance costs to the liability component of the debt, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $1.5 million of costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. There were no debt issuance costs incurred in 2010 or 2009.
Deferred charges are recorded in our Consolidated Balance Sheets within the following captions (in thousands):

	December 31,
	2011	2010
Prepaid and other current assets
Deferred commission expense	$289	$289
Deferred contract origination costs	79	79
Deferred financing costs	1,303	—
Other non-current assets
Deferred commission expense	1,406	1,623
Deferred contract origination costs	316	395
Deferred financing costs	4,235	—
Commission expense was approximately $0.4 million, $3.7 million, and $3.4 million in 2011, 2010, and 2009, respectively. Commission expense is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred contract origination expense recognized in 2011, 2010, and 2009 was less than $0.1 million in each period and is included within Patent administration and licensing line of our Consolidated Statements of Income. Deferred financing expense was $1.0 million in 2011. There was no deferred financing expense incurred in 2010 or 2009. Deferred financing expense is included within the Other (Expense) Income line of our Consolidated Statements of Income.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs which are capitalized between the point in time that technological feasibility of the software is established and the product is available for general release to customers. We did not have any such capitalized software costs in any period presented. Research, development, and other related costs were approximately $63.8 million, $71.5 million, and $64.0 million in 2011, 2010, and 2009, respectively.
Compensation Programs
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued, net of any estimated award forfeitures. At December 31, 2011, 2010, and 2009, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 25% over their lives of one to three years, depending upon the type of grant and the specific terms of the award issued.
In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance. We did not incur any net tax shortfalls in

2011, 2010, or 2009.
In all periods, our policy has been to set the value of RSU and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants made prior to 2010, we amortize the associated unrecognized compensation cost using an accelerated method. For grants made in 2011 and 2010, we expect to amortize the associated unrecognized compensation cost at December 31, 2011 on a straight line basis over a three-year period.
Impairment of Long-Lived Assets
We evaluate long-lived and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We did not have any long-lived asset impairments in 2011 or 2010. We recorded a charge of $30.6 million in 2009 related to the impairment of assets used in the product and product development, including $21.2 million of acquired intangible assets and $9.4 million of property, equipment and other assets. Refer to the “Repositioning” section of Note 1 for further information related to the 2009 impairment incurred as a result of the cessation of further product development of the SlimChip modem technology.
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
During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we amended our United States federal income tax returns for the periods 1999 — 2005 to reclassify $29.3 million of foreign tax payments we made during those periods from deductions to foreign tax credits. We also amended our federal tax returns for the periods 2006 - 2008 to utilize the resulting tax credits. When we completed the study, we established a basis to support amending the returns and estimated that the maximum incremental benefit would be $19.1 million. We recognized a net benefit of $16.4 million after establishing a $2.7 million reserve for related tax contingencies. In 2011, we recorded an additional tax benefit of $8.3 million to eliminate this and other tax contingencies and recognize interest income on the associated refund.
Between 2006 and 2011, we paid approximately $142.2 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
Net Income Per Common Share
Basic Earnings Per Share ("EPS") is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock. The following table reconciles the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	For the Year Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$89,468	$89,468	$153,616	$153,616	$87,256	$87,256
Denominator:
Weighted-average shares outstanding: Basic	45,411	45,411	44,084	44,084	43,295	43,295
Dilutive effect of stock options, RSUs, and convertible securities		603		740		1,032
Weighted-average shares outstanding: Diluted		46,014		44,824		44,327
Earnings Per Share:
Net income: Basic	$1.97	1.97	$3.48	3.48	$2.02	2.02
Dilutive effect of stock options, RSUs, and convertible securities		(0.03)		(0.05)		(0.05)
Net income: Diluted		$1.94		$3.43		$1.97

For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, options to purchase zero, less than 0.1 million, and 0.6 million shares of common stock, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
For the year ended December 31, 2011, 3.9 million shares of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the year ended December 31, 2011, 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.  There were no warrants or convertible securities outstanding for the years ended December 31, 2010 or December 31, 2009.
New Accounting Guidance
Accounting Standards Updates: Revenue Arrangements with Multiple Deliverables
In September 2009, the FASB finalized revenue recognition guidance for Revenue Arrangements with Multiple Deliverables. By providing another alternative for determining the selling price of deliverables, the Accounting Standard Update related to revenue arrangements with multiple deliverables allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. This guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We adopted this guidance effective January 1, 2011, and have been applying this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. As a result of this new guidance, we will recognize revenue from new or materially modified agreements with multiple elements and fixed payments earlier than we would have under our old policy. During 2011, we entered into one new agreement with multiple elements and fixed payments. The application of this guidance to the new agreement did not have a material impact on the timing or pattern of revenue recognition.
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
We have one reportable segment. As of December 31, 2011, substantially all of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and the total revenue derived from each country for the periods indicated (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Korea	$118,078	$175,614	$160,470
Japan	61,594	121,113	73,253
Canada	54,728	38,820	27,371
Taiwan	43,993	21,559	15,336
United States	13,719	18,953	9,361
Germany	5,439	10,292	10,394
China	688	6,305	—
Other Europe	3,461	1,877	1,196
Other Asia	42	12	23
Total	$301,742	$394,545	$297,404
During 2011, 2010, and 2009, the following licensees accounted for 10% or more of total revenues:

	2011	2010	2009
Samsung Electronics Co., Ltd.	34%	26%	33%
Research in Motion Limited	14%	< 10%	< 10%
HTC Corporation	11%	< 10%	< 10%
LG Electronics	0%	15%	19%
Sharp Corporation	< 10%	< 10%	10%
At December 31, 2011, 2010, and 2009, we held $146.0 million, or nearly 100%, $138.4 million, or 99%, and $128.8 million, or 99%, respectively, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. At December 31, 2011, 2010, and 2009, we also held $0.1 million, $0.2 million, and $0.8 million, respectively, of property and equipment, net of accumulated depreciation, in Canada.

4. PROPERTY AND EQUIPMENT

	December 31,
	2011	2010
Land	$695	$695
Building and improvements	7,763	7,653
Engineering and test equipment	11,021	9,339
Computer equipment and software	25,738	24,089
Furniture and fixtures	1,357	1,202
Leasehold improvements	4,530	4,287
Property and equipment, gross	51,104	47,265
Less: accumulated depreciation	(43,107)	(38,921)
Property and equipment, net	$7,997	$8,344
Depreciation expense was $4.2 million, $4.9 million, and $6.1 million in 2011, 2010, and 2009, respectively. Depreciation expense included depreciation of computer software costs of $1.2 million, $1.8 million, and $2.3 million in 2011, 2010, and 2009, respectively. Accumulated depreciation related to computer software costs was $14.7 million and $13.4 million at December 31, 2011 and 2010, respectively. The net book value of our computer software was $1.6 million and $1.9 million at December 31, 2011 and 2010, respectively.

5.	OBLIGATIONS

	December 31,
	2011	2010
Mortgage debt	$180	$468
2.50% Senior Convertible Notes due 2016	230,000	—
Unamortized interest discount	(37,471)	—
Total debt obligations	192,709	468
Less: Current portion	180	288
Long-term debt obligations	$192,529	$180
During 1996, we purchased our King of Prussia, Pennsylvania, facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The carrying amount of the land and office building in King of Prussia was $2.6 million as of December 31, 2011.
There were no capital leases remaining at December 31, 2011 and December 31, 2010.
Maturities of principal of the long-term debt obligations as of December 31, 2011 are as follows (in thousands):

2012	$180
2013	—
2014	—
2015	—
2016	230,000
Thereafter	—
$230,180
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
The following table presents the amount of interest cost recognized for the for the year ended December 31, 2011 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

For the Year Ended December 31,
2011
Contractual coupon interest	$4,313
Accretion of debt discount	5,567
Amortization of financing costs	977
Total	$10,857

6.	COMMITMENTS
Leases
We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.4 million, $2.9 million, and $2.7 million in 2011, 2010, and 2009, respectively. Minimum future rental payments for operating leases as of December 31, 2011 are as follows (in thousands):

2012	$3,003
2013	1,134
2014	657
2015	329
2016	173
Thereafter	—
7.    LITIGATION AND LEGAL PROCEEDINGS

Huawei China Proceedings
On February 21, 2012, InterDigital was served with two complaints filed by Huawei Technologies Co., Ltd. (“Huawei Technologies”) in the Shenzhen Intermediate People's Court in China on December 5, 2011.  The first complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, LLC (collectively, “InterDigital” for purposes of the discussion of this matter).  This first complaint alleges that InterDigital had dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its market power by engaging in allegedly unlawful practices, including differentiated pricing, tying, and refusal to deal.  Huawei Technologies seeks relief in the amount of 20.0 million RMB (approximately $3.2 million based on the current exchange rate), an order requiring InterDigital to cease the allegedly unlawful conduct, and compensation for its costs associated with this matter.  The second complaint names as defendants InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, LLC, InterDigital Patent Holdings, Inc., and IPR Licensing, Inc. (collectively, “InterDigital” for purposes of the discussion of this matter).  This second complaint alleges that InterDigital is a member of certain standards-setting organization(s); that it is the practice of certain standards-setting organization(s) that owners of essential patents included in relevant standards license those patents on fair, reasonable, and non-discriminatory (“FRAND”) terms; and that InterDigital has failed to negotiate on FRAND terms with Huawei Technologies.  Huawei Technologies is asking the court to determine the FRAND rate for licensing essential Chinese patents to Huawei Technologies and also seeks compensation for its costs associated with this matter.

Huawei Delaware State Court Proceeding
On October 25, 2011, Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) filed a complaint (“Complaint”) with the Court of Chancery of the State of Delaware (“Court of Chancery”) against InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital”). The Complaint asserts causes of action for breach of contract, equitable estoppel, waiver, and declaratory judgment. The Complaint seeks to enforce alleged contractual commitments made by InterDigital to license on FRAND terms patents Huawei claims InterDigital has declared essential to various 3G wireless standards. The Complaint further requests a declaratory judgment that InterDigital has not offered licenses on FRAND terms to such patents, a declaratory judgment that InterDigital is equitably estopped and has waived its right to seek injunctive or exclusionary relief for Huawei’s alleged infringement of such patents, including but not limited to such relief as sought in InterDigital’s U.S. International Trade Commission (“USITC” or the “Commission”) proceeding against Huawei, and a declaratory judgment determining an appropriate FRAND royalty for InterDigital’s United States patents that Huawei claims have been declared essential to a standard used by Huawei’s accused products. On the same date that the Complaint was filed, Huawei filed a motion seeking expedited proceedings.
On November 14, 2011, InterDigital filed an opposition to Huawei’s motion to expedite proceedings and filed a motion to stay or dismiss the proceedings. On November 16, 2011, the Court of Chancery denied Huawei’s motion to expedite and requested a status update within 30 days. On December 16, 2011, InterDigital and Huawei submitted separate status reports to the Court of Chancery on the parallel proceedings in the USITC and the District of Delaware (discussed below).
Nokia, Huawei, ZTE and LG USITC Proceeding and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital’s wholly owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, “ZTE” and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by making for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000® capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital’s U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company’s USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. On December 5, 2011, the Administrative Law Judge ("ALJ") granted this motion, and on December 21, 2011, the Commission determined not to review the ALJ’s determination, thus adding the LG entities as respondents and including allegations of infringement of the additional patent.
On September 29, 2011, Nokia filed a motion to terminate the USITC investigation, arguing that InterDigital’s alleged commitment to the European Telecommunications Standards Institute (“ETSI”) regarding the licensing of essential patents on FRAND terms allegedly resulted in InterDigital’s waiver of the right to seek exclusionary relief at the USITC. On October 19, 2011, InterDigital filed its opposition to the motion to terminate.
On October 6, 2011, Nokia filed a motion to stay the USITC investigation based on its allegations that InterDigital had violated the protective order in the prior USITC investigation between InterDigital and Nokia (described below). On October 21, 2011, InterDigital filed its opposition to Nokia’s motion to stay. On December 22, 2011, the ALJ denied Nokia's motion to stay.

On December 5, 2011, the ALJ modified the procedural schedule for the USITC investigation, and set a trial date of October 22 to November 2, 2012. The target date for completion of the USITC investigation has been extended from February 28, 2013 to June 28, 2013. The parties have submitted a draft procedural schedule consistent with the ALJ’s trial date.
On January 20, 2012, LG filed a motion to terminate the USITC investigation alleging there is an arbitrable dispute. InterDigital filed its response opposing LG’s motion on February 6, 2012.
On the same date that InterDigital filed the present USITC action (referenced above), we filed a parallel action in the United States District Court for the District of Delaware (the “Delaware District Court”) against the Respondents alleging infringement of the same Asserted Patents identified in the USITC complaint. The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys’ fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted the investigation referenced above, the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to the USITC complaint referenced above. On October 10, 2011, the Company filed a statement of non-opposition to the motion to stay. On October 11, 2011, the Delaware District Court granted defendants’ motion to stay.
On November 30, 2011, Huawei filed a motion to partially lift the stay to adjudicate certain proposed counterclaims premised on InterDigital’s purported breach of certain FRAND obligations, while the rest of the case remains stayed. On December 16, 2011, ZTE (USA) Inc. ("ZTE USA") filed a pleading joining in Huawei’s motion, and seeking to partially lift the stay so that ZTE USA’s similar FRAND-based counterclaims can be adjudicated. On December 19, 2011, InterDigital filed a brief responding to Huawei’s motion and seeking a discretionary stay with respect to Huawei’s and ZTE USA's proposed counterclaims. On December 30, 2011, Huawei filed its reply brief in support of its motion to partially lift the stay. On January 9, 2012, InterDigital filed its reply brief in support of its request for a discretionary stay of Huawei’s and ZTE USA’s proposed counterclaims.
Prior Nokia USITC Proceeding, Related Delaware District Court and Southern District of New York Proceedings and Federal Circuit Appeal
In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our complaint against Nokia. The complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
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
On March 17, 2008, Nokia and Samsung jointly moved for summary determination that U.S. Patent No. 6,693,579, which was asserted against both Samsung and Nokia, is invalid. InterDigital opposed this motion. On April 14, 2008, the Administrative Law Judge denied Nokia’s and Samsung’s joint motion for summary determination that the ’579 patent is invalid.
On March 20, 2008, the U.S. District Court for the Southern District of New York decided that Nokia is likely to prevail on the issue of whether Nokia’s alleged entitlement to a license is arbitrable. The Court did not consider or rule on whether Nokia is entitled to such a license. As a result, the Court entered a preliminary injunction requiring InterDigital to participate in arbitration of the license issue and requiring InterDigital to cease participation in the USITC proceeding by April 11, 2008, but only with respect to Nokia. The Court ordered Nokia to post a $500,000 bond by March 28, 2008, which Nokia did. InterDigital promptly filed a request for a stay of the preliminary injunction and for an expedited appeal with the U.S. Court of Appeals for the Federal Circuit, which transferred the appeal to the U.S. Court of Appeals for the Second Circuit. The preliminary injunction became effective on April 11, 2008, and, in accordance with the Court's order, InterDigital filed a motion with the Administrative Law Judge to stay the USITC proceeding against Nokia pending InterDigital’s appeal of the District Court's decision or, if that appeal were unsuccessful, pending the Nokia TDD Arbitration (described below). On April 14, 2008, the Administrative Law Judge ordered that the date for the commencement of the evidentiary hearing, originally scheduled for April 21, 2008, be suspended until further notice from the Administrative Law Judge. The Administrative Law Judge did not at that point change the scheduled date of July 11, 2008 for his initial determination in the investigation or the scheduled Target Date of November 12, 2008 for a decision by the USITC. InterDigital’s motion for a stay of the preliminary injunction and for an expedited appeal was considered by a panel of the Second Circuit on April 15, 2008. On April 16, 2008, the Second Circuit denied the motion for stay but set an expedited briefing schedule for resolving InterDigital’s appeal on the merits of whether the District Court's order granting the preliminary injunction should be reversed.
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
On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard argument on InterDigital’s appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia’s litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit's decision. On

August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit's decision, and on September 15, 2008, the Second Circuit denied Nokia’s petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit's decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia’s alleged license defense, and arguing that the Second Circuit's decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit's waiver finding was dispositive, and seeking the dismissal of Nokia’s complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital's request and dismissed all of Nokia’s claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital’s motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. Following briefing, the Second Circuit heard oral argument on March 7, 2011. On May 23, 2011, the Second Circuit vacated the District Court's order of March 10, 2010 and remanded for the District Court to reconsider its denial of InterDigital’s motion to recover against the preliminary injunction bond. On July 14, 2011, the District Court granted InterDigital’s motion in part and denied the motion in part as moot, finding that InterDigital established damages in excess of $500,000 and therefore is entitled to recover the full amount of the $500,000 preliminary injunction bond, and requiring Nokia to direct its surety promptly to make payment to InterDigital. On July 26, 2011, Nokia filed a notice of appeal with the District Court indicating that it is appealing the District Court's July 14, 2011 order to the Second Circuit; Nokia filed its opening brief in the Second Circuit on October 18, 2011. On August 17, 2011, InterDigital moved in the District Court for an order requiring Hartford Fire Insurance Company (“Hartford”), Nokia’s surety on the preliminary injunction bond, to pay InterDigital the full amount of the bond. Both Nokia and Hartford opposed this motion, and Nokia cross-moved for an order staying enforcement of the District Court's July 14, 2011 order until Nokia’s appeal has been decided by the Second Circuit. InterDigital opposed Nokia’s cross-motion. On December 22, 2011, the District Court granted InterDigital’s motion to enforce liability against Nokia’s surety, and denied Nokia’s cross-motion. On December 30, 2011, Nokia filed with the Second Circuit a "motion to confirm automatic stay or, in the alternative, to stay payment of bond pending appeal," in which Nokia sought to stay payment on its preliminary injunction bond pending appeal. On January 9, 2012, InterDigital filed its opposition with the Second Circuit, and on January 17, 2012, Nokia filed its reply. No amounts were recorded in our 2011 financial statements related to the aforementioned preliminary injunction bond. If any amount is ultimately received, such amount will be recorded as a reduction of patent administration and licensing expense at the time of receipt.
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
Contingency related to Technology Solutions Agreement Arbitration
Our wholly owned subsidiaries InterDigital Communications LLC and InterDigital Technology Corporation are engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of its technology solutions agreements.  As of December 31, 2011, InterDigital has deferred related revenue of $29.7 million pending the resolution of this arbitration.

8.	RELATED PARTY TRANSACTIONS
On December 17, 2009 we announced a multi-faceted collaboration agreement with Attila, a company in which we have a direct investment. Under the agreement, we collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million in 2009 to acquire a 7% minority stake in Attila. In each of 2011 and 2010, we paid $0.4 million to Attila in relation to the collaboration agreement previously discussed.

9.	COMPENSATION PLANS AND PROGRAMS
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
The following table summarizes changes in the number of equity instruments available for grant under the Company’s stock plan(s) for the current year:

Available for Grant
Balance at December 31, 2010	3,209
RSUs granted (a)	(156)
Options expired and RSUs cancelled	441
Balance at December 31, 2011	3,494
_______________________________________

(a)	RSUs granted include time-based units, performance-based units, and dividend equivalents.
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
Information with respect to current year stock options activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2010	675	$13.94
Canceled	—	—
Exercised	(333)	13.50
Balance at December 31, 2011	342	$14.37
The weighted average remaining contractual life of our outstanding options was 14.6 years as of December 31, 2011. We currently have approximately 0.1 million options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a Pre-existing Plan. For purposes of calculating the weighted average remaining contractual life, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.25 and $11.63. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009 was $12.1 million, $25.3 million, and $11.2 million, respectively. The total intrinsic value of our options outstanding at December 31, 2011 was $10.0 million. In 2011, we recorded cash received from the exercise of options of $4.5 million and tax benefits from option exercises and RSU vestings of $5.1 million. Upon option exercise, we issued new shares of stock.
At December 31, 2011 and 2010, we had, respectively, approximately 0.3 million and 0.7 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the Company of $4.9 million and $9.4 million, respectively, if they had been fully exercised on those dates.
RSUs and Restricted Stock
Under the 2009 Plan, we may issue up to approximately 3.0 million RSUs and/or shares of restricted stock to current or prospective officers and employees and non-employee directors, consultants, and advisors. No further grants are allowed under the Pre-existing Plans. Any cancellations of outstanding RSUs that were granted under the 2009 Plan or Pre-existing Plans will increase the number of RSUs and/or shares of restricted stock available for grant under the 2009 Plan. The RSUs vest over periods generally ranging from 0 to 3 years from the date of the grant. During 2011 and 2010, we granted approximately 0.2 million and 0.2 million RSUs, respectively, under the 2009 Plan. We have issued less than 0.1 million shares of restricted stock under the 2009 Plan.
At December 31, 2011 and 2010, we had unrecognized compensation cost related to share-based awards of $6.0 million and $7.6 million, respectively. For grants made prior to 2010, we expect to amortize the unrecognized compensation cost at December 31, 2011 over a a weighted average period of less than one year using an accelerated method. For grants made in 2011 and 2010, we expect to amortize the associated unrecognized compensation cost at December 31, 2011 on a straight line basis over a three-year period.
We grant RSUs as an element of compensation to all of our employees under our Long-Term Compensation Program (“LTCP”).
Under the terms of the current LTCP, which includes all cycles that began after 2009, all time-based awards vest at the end of the respective three-year LTCP cycle. For employees below manager level, 100% of their LTCP award is in the form of time-based RSUs. For all employees at or above the manager level, 25% of their total LTCP award is in the form of time-based RSUs and the remaining 75% is a performance-based award that is paid out at the end of the respective three-year cycle in cash, equity or any combination thereof pursuant to the Long-Term Incentive Plan (“LTIP”) component of the LTCP. Where the allocation has not been determined at the beginning of the cycle, as in the case of Cycles 5 and 6 (each as defined below), the allocation is assumed to be 100% cash for accounting purposes. The terms of the current LTCP are discussed further below.
For LTCP cycles that began prior to 2010, RSU awards vested over three years according to the following schedules:

	Year 1	Year 2	Year 3
Time-Based Awards
- Employees below manager level (represents 100% of the total award)	33%	33%	34%
- Managers and technical equivalents (represents 75% of the total award)	25%	25%	25%
- Senior Officers (represents 50% of the total award)	—%	—%	50%
Performance-Based Awards
- Managers and technical equivalents (remaining 25% of the total award)	—%	—%	25%
- Senior officers (remaining 50% of the total award)	—%	—%	50%
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range for performance-based RSU awards under the prior LTCP could have been anywhere from 0 to 3 times the value of the award.
Other RSU Grants
We also grant RSUs to all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2010	976	$28.76
Granted**	156	42.17
Forfeited	(441)	27.06
Vested	(193)	27.29
Balance at December 31, 2011	498	$35.93
_______________________________________

**
The number of RSUs presented as granted in 2011 includes less than 0.1 million performance-based RSUs that may be satisfied with between 0 and less than 0.1 million shares of common stock on January 1, 2012, depending upon the company’s performance against previously established operating measures between the grant and end dates for RSU Cycle 4. This number also includes less than 0.1 million RSUs credited on unvested RSUs as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest.

The total vest date fair value of our RSUs that vested in 2011, 2010, and 2009 was $8.0 million, $7.8 million, and $6.3 million, respectively. The weighted average per share grant date fair value in 2011, 2010, and 2009 was $42.17, $31.77, and $26.91, respectively.
Compensation Programs
We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with Company performance. These programs include both cash and share-based components, as discussed further below. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the 2009 Plan discussed above. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future. We recognized $1.8 million, $11.2 million, and $(0.1) million of compensation expense in 2011, 2010, and 2009, respectively, related to the performance-based cash incentive component of our LTCP, discussed in greater detail below. The 2011 amount includes a credit of $5.7 million to reduce the accrual rates for the performance-based incentive under Cycles 5 and 6 (each as defined below) from 100% to 50%, based on revised expectations for a lower payout. The $5.7 million adjustment represents a reduction to the accrual established for LTCP Cycles 5 and 6 in 2010 and 2011, respectively. The 2010 amount includes a charge of $3.3 million to increase the accrual rate for LTCP Cash Cycle 3 (as defined below) from the previously estimated payout of 50% to the actual payout of 86%. The 2009 amount includes a credit of $2.3 million to reduce the accrual rate for Cash Cycle 3 from 100% to 50% based on revised expectations for a lower payout. This $2.3 million adjustment related to the reduction of our accrual established in the prior year. We also recognized share-based compensation expense of $8.1 million, $5.8 million, and $9.8 million in 2011, 2010, and 2009, respectively. The 2011 amount includes a charge of $1.3 million related to the 31% payout associated with the performance-based RSUs granted under RSU Cycle 4 (as defined below). The majority of the share-based compensation expense, for all years, relates to RSU awards granted under our LTCP.
Long-Term Compensation Program
Prior to 2010, the LTCP, which consists of overlapping cycles that are generally three years in length, was designed to alternate annually between equity and cash cycles, with equity cycles including both time-based and performance-based components and cash cycles consisting of a performance-based cash incentive. Under the equity cycles, executives received 50% of their awards in the form of performance-based RSUs, and 50% in the form of time-based RSUs that vested in full at the end of the respective three-year cycle. Employees at or above the manager level received 25% of their equity awards in the form of performance-based RSUs, and 75% in the form of time-based RSUs that vested in full at the end of the three-year cycle. Performance-based RSUs vested, if at all, based on the Company's level of achievement with respect to goals established for the three-year cycle period. For cycles that began prior to 2010, payouts under the performance-based RSU cycles were capped at 300% and payouts under performance-based cash incentive cycles were capped at 225%. Employees below the manager level did not participate in the LTCP, but did receive RSU grants under a separate program. The following cycles were initiated between 2005 and 2009:

•	Cash Cycle 2a: A long-term performance-based cash incentive covering the period July 1, 2005 through December 31, 2008;

•	RSU Cycle 3: Time and performance-based RSUs granted on January 1, 2007, with a target vest date of January 1, 2010;

•	Cash Cycle 3: A long-term performance-based cash incentive covering the period January 1, 2008 through December 31, 2010; and

•	RSU Cycle 4: Time and performance-based RSUs granted on January 1, 2009, with a target vest date of January 1, 2012.
In fourth quarter 2010, the LTCP was amended to, among other things, increase the relative proportion of performance-based compensation for both executives and managers, extend participation to all employees, and eliminate alternating annual RSU and cash cycles.
Under the terms of the current LTCP, effective beginning with the cycle that began on January 1, 2010, all employees below manager level receive 100% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the respective three-year cycle. Executives and managers receive 25% of their LTCP award in the form of time-based RSUs that vest in full at the end of the respective three-year cycle and the remaining 75% in the form of performance-based awards granted under the LTIP component of the LTCP. The LTIP performance-based awards that are applicable to both executives and managers may be paid out in the form of cash or equity, or any combination thereof at the end of the respective three-year cycle. The form of the LTIP award will be determined by the Compensation Committee of our Board of Directors, in its sole discretion, at the beginning or the end of each three-year cycle. The following cycles have been initiated under the current LTCP through December 31, 2011:

•	Cycle 5: Time-based RSUs granted on November 1, 2010, which vest on January 1, 2013, and a long-term performance-based incentive covering the period from January 1, 2010 through December 31, 2012; and

•	Cycle 6: Time-based RSUs granted on January 1, 2011, which vest on January 1, 2014, and a long-term performance-based incentive covering the period from January 1, 2011 through December 31, 2013.
Payouts of performance-based awards will continue to be determined by the Compensation Committee in its sole discretion, based on the Company’s achievement of one of more performance goals, previously established and approved by the Compensation Committee, during the respective cycle period. Payouts may exceed or be less than target, depending on the level of the Company’s achievement of the performance goal(s). No payout may be made under the LTIP if the Company fails to achieve the minimum level of performance for the applicable cycle, and the payout for any particular cycle is capped at 200% of target.
Other RSU Grants
We also grant RSUs to all non-employee board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
401(k) and Profit-Sharing
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. The

Company matches a portion of employee contributions. The Company’s contribution expense was approximately $1.0 million for each of 2011, 2010, and 2009. At its discretion, the Company may also make a profit-sharing contribution to our employees’ 401(k) accounts. In fourth quarter 2009, the Compensation Committee of the Board of Directors determined that it would not elect to make a profit-sharing contribution to each employee in 2010 or the foreseeable future. In 2009, we issued 25,563 shares of common stock to satisfy our accrued obligations from the prior year of $0.6 million related to our profit-sharing contributions to eligible employees under our Savings Plan.
Short-term Incentive Plan
We have a performance-based short-term incentive plan that is applicable to all employees. For awards earned in the years 1999 through 2007, members of senior management were paid 30% of their short-term incentive award in shares of restricted stock. Receiving a portion of their annual short-term incentive award in the form of equity served to align more closely senior management’s interests with those of our shareholders. These shares had full voting power, the right to receive dividends and were not forfeitable, but were restricted as to their transferability for a two-year period. We issued zero shares of restricted stock in 2011, 2010, and 2009, as we had no accrued obligations from the prior years under the limited restricted stock program of the short-term incentive plan.
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

10.	TAXES
Our income tax provision consists of the following components for 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Current
Federal	$30,990	$85,848	$(5,839)
State	131	38	37
Foreign source withholding tax	5,453	35,707	40,997
	36,574	121,593	35,195
Deferred
Federal	(21,308)	(31,747)	909
State	(416)	277	—
Foreign source withholding tax	20,603	(5,292)	(12,316)
Reversal of valuation allowance	—	—	—
(Decrease) increase in valuation allowance — federal	(313)	—	1,659
	(1,434)	(36,762)	(9,748)
Total	$35,140	$84,831	$25,447
The deferred tax assets and liabilities are comprised of the following components at December 31, 2011 and 2010 (in thousands):

	2011
	Federal	State	Foreign	Total
Net operating losses	$—	$73,754	$—	$73,754
Deferred revenue, net	56,128	435	22,751	79,314
Foreign tax credits	—	—	—	—
Stock compensation	10,748	1,686	—	12,434
Patent amortization	11,909	35	—	11,944
Depreciation	1,182	162	—	1,344
Other accrued liabilities	2,726	447	—	3,173
Other employee benefits	938	159	—	1,097
	83,631	76,678	22,751	183,060
Less: valuation allowance	(2,225)	(76,272)	—	(78,497)
Net deferred tax asset	$81,406	$406	$22,751	$104,563

	2010
	Federal	State	Foreign	Total
Net operating losses	$—	$60,187	$—	$60,187
Deferred revenue, net	43,042	96	37,901	81,039
Foreign tax credits	—	—	—	—
Stock compensation	8,011	1,311	—	9,322
Patent amortization	11,321	2	—	11,323
Depreciation	1,641	233	—	1,874
Other accrued liabilities	2,115	362	—	2,477
Other employee benefits	898	152	—	1,050
	67,028	62,343	37,901	167,272
Less: valuation allowance	(1,659)	(62,375)	—	(64,034)
Net deferred tax asset	$65,369	$(32)	$37,901	$103,238
The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Tax at U.S. statutory rate	$43,612	$83,456	$39,446
Foreign withholding tax, with no U.S. foreign tax credit	—	—	—
State tax provision	(14,251)	(1,252)	24
Change in federal and state valuation allowance	13,608	1,554	1,659
Adjustment to tax credits	—	—	(19,055)
Adjustments to uncertain tax positions	(6,775)	—	2,655
Other	(1,054)	1,073	718
Total tax provision	$35,140	$84,831	$25,447
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the vast majority of our state deferred tax assets will not be utilized; therefore and we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2011.
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
Uncertain Income Tax Positions
The Company’s unrecognized tax benefits as of December 31, 2011, 2010, and 2009 were $0.0 million, $6.5 million, and $6.5 million, respectively, which if recognized, would reduce the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase within the next twelve months for a number of reasons including audit settlements, tax examination activities, and the recognition and measurement considerations under this guidance.
As of January 1, 2009, we had unrecognized tax benefits of $4.4 million, primarily related to NOL carryforwards. During 2009, we received a settlement offer from the Internal Revenue Service related to our 2006 Internal Revenue Service audit and we reclassified $0.6 million from the reserve to offset our current receivable. In 2011, we settled the 2006 Internal Revenue Service audit and recognized the remaining tax benefit of $3.8 million.
During 2009, we established a reserve of $2.7 million related to the recognition of a $19.1 million gross benefit for amending tax returns for the periods 1999 — 2005 to switch foreign tax payments made during that period from a deduction to a foreign tax credits. In 2011, we recorded an additional tax benefit of $8.3 million to eliminate this tax contingency and recognize interest income on the associated refund. As of December 31, 2011, our reserve was $0.0 million. We do not expect a material change in this estimate in the next twelve months, although a change is possible.
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2009 through 2011 (in thousands):

	2011	2010	2009
Balance as of January 1	$6,459	$6,459	$4,404
Tax positions related to current year:
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	2,655
Reductions	(6,459)	—	—
Settlements	—	—	(600)
Lapses in statues of limitations	—	—	—
Balance as of December 31	$—	$6,459	$6,459

Our policy is to recognize interest and or penalties related to income tax matters in income tax expense. In addition to the balance of unrecognized tax benefits in the above table, we have accrued related interest of $0.0 million, $0.3 million, and $0.0 million as of December 31, 2011, 2010, and 2009, respectively. The accrued interest was not included in the reserve balances listed above.
The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes, and income taxes from multiple state jurisdictions. Our federal income tax returns for 2007 to the present are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2014. Specific tax treaty procedures remain open for certain jurisdictions for 2006 and 2007. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years.
Currently the Company is under audit by the State of New York for tax years 2002 through 2008. The State is claiming that prior to 2007 the Company should have reported its returns as a combined report instead of as a separate entity as the Company had filed. The Company has reviewed the findings of the State and believes that it is more likely than not that the Company will successfully sustain its separate company reporting and thus has not accrued any tax, interest or penalty exposure under the accounting for uncertain income tax position guidance.

Foreign Taxes
We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2011, 2010, and 2009, we paid $5.5 million, $35.6 million, and $40.9 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation. We previously accrued approximately $2.9 million of the 2011 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. At December 31, 2011, we accrued $2.8 million of foreign source withholding taxes payable associated with expected royalty payments from licensees and recorded corresponding deferred tax assets related to the expected foreign tax credits that will result from these payments.
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
During fourth quarter 2009, we completed a study to assess the Company’s ability to utilize foreign tax credit carryovers into the tax year 2006. As a result of the study, we amended our United States federal income tax returns for the periods 1999 — 2005 to reclassify $29.3 million of foreign tax payments we made during those periods from deductions to foreign tax credits. We also amended our federal tax returns for the periods 2006 - 2008 to utilize the resulting tax credits. When we completed the study, we established a basis to support amending the returns and estimated that the maximum incremental benefit would be $19.1 million. We recognized a net benefit of $16.4 million after establishing a
$2.7 million reserve for related tax contingencies. In 2011, we recorded an additional tax benefit of $8.3 million to eliminate this and other tax contingencies and recognize interest income on the associated refund.
Between 2006 and 2011, we paid approximately $142.2 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

11.	EQUITY TRANSACTIONS
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company may repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During 2009, we repurchased 1.0 million shares for $25.0 million under the 2009 Repurchase Program. We made no share repurchases during 2010 or 2011. From January 1, 2012 through February 24, 2012, we repurchased 0.6 million shares for $23.6 million, bringing the cumulative repurchase total under the 2009 Repurchase Program to 1.6 million shares at a cost of $48.6 million.
Dividends
Prior to 2011, we had not paid any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 per share. Cash dividends on outstanding common stock declared in 2011 and 2010 were as follows (in thousands, except per share data):

2011	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,535	$4,535
Second quarter	0.10	4,540	9,075
Third quarter	0.10	4,549	13,624
Fourth quarter	0.10	4,570	18,194
	$0.40	$18,194

2010
First quarter	$—	$—	$—
Second quarter	—	—	—
Third quarter	—	—	—
Fourth quarter	0.10	4,526	4,526
	$0.10	$4,526
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

12.	SELECTED QUARTERLY RESULTS (Unaudited)
The table below presents quarterly data for the years ended December 31, 2011 and 2010:

	First	Second	Third	Fourth
	(In thousands, except per share amounts, unaudited)
2011
Revenues	$78,458	$69,873	$76,455	$76,956
Net income applicable to common shareholders (a)	$23,339	$17,156	$26,206	$22,767
Net income per common share — basic	$0.52	$0.38	$0.58	$0.50
Net income per common share — diluted	$0.51	$0.37	$0.57	$0.49
2010
Revenues	$116,187	$91,153	$91,923	$95,282
Net income applicable to common shareholders	$48,827	$34,963	$35,515	$34,311
Net income per common share — basic	$1.12	$0.80	$0.81	$0.77
Net income per common share — diluted	$1.10	$0.78	$0.79	$0.76

(a) In third quarter 2011, our income tax provision included benefits of $6.8 million related to the favorable resolution of tax contingencies. Our fourth quarter 2011 income tax provision included a $1.5 million benefit associated with after tax interest income on tax refunds.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8 in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2012 annual meeting of shareholders (the "Proxy Statement").

Item 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the information following the captions "EXECUTIVE COMPENSATION" and "DIRECTOR COMPENSATION" in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to the information following the captions "EQUITY COMPENSATION PLAN INFORMATION" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the information following the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "Director Independence" in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to the information following the captions "Fees Paid to Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy for Audit and Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:
(1)Financial Statements.
The information required by this item begins on Page 57.
(2)Financial Statement Schedules.

Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance		Balance End of Period
2011 valuation allowance for deferred tax assets	$64,034	$14,463	(a)	$—		$78,497
2010 valuation allowance for deferred tax assets	$62,480	$1,554	(a)	$—		$64,034
2009 valuation allowance for deferred tax assets	$65,295	$(2,815)	(d)	$—		$62,480
2011 reserve for uncollectible accounts	$1,750	$—		$—		$1,750
2010 reserve for uncollectible accounts	$1,500	$1,750	(b)	$(1,500)	(c)	$1,750
2009 reserve for uncollectible accounts	$3,000	$—		$(1,500)	(c)	$1,500
_______________________________________

(a)	The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The increase relates to the establishment of reserves against an account receivable associated with our SlimChip modem IP.

(c)	The decrease relates to the receipt of a payment against an account receivable associated with our SlimChip modem IP.

(d)	The decrease was necessary to adjust our valuation allowance against our state deferred tax assets.
(3)Exhibits.
See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
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

	*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
	*3.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 3.2 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
*4.1
Indenture, dated April 4, 2011, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

	*4.2	Form of 2.50% Senior Convertible Note due 2016 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
	*4.3	Specimen Stock Certificate of InterDigital, Inc. (Exhibit 4.3 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
Patent and Technology Contracts
*10.1
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

Real Estate Leases
	*10.2	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).
*10.3
Third Modification to Lease Agreement effective June 1, 2006 by and between InterDigital and Huntington Quadrangle 2 (successor to We’re Associates Company). (Exhibit 10.18 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2006).

Benefit Plans
	†*10.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).
	†*10.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
	†*10.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).
	†*10.7	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.8
1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Awarded to Independent Directors Upon Re-Election) (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

	†*10.9	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Annual Award to Independent Directors) (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

Exhibit Number	Exhibit Description
†*10.10
1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Periodically Awarded to Members of the Board of Directors) (Exhibit 10.64 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.11
1999 Restricted Stock Plan, Form of Restricted Stock Agreement (Awarded to Executives and Management as Part of Annual Bonus) (Exhibit 10.65 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.12
1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Awarded to Independent Directors Upon Re-Election) (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.13	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Annual Award to Independent Directors) (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).
†*10.14	1999 Restricted Stock Plan, Form of Restricted Stock Unit Award Agreement (Exhibit 10.86 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).
†*10.15
1999 Restricted Stock Plan, Form of Restricted Stock Unit Award Agreement, as amended December 14, 2006 (Exhibit 10.58 to Inter Digital’s Annual Report on Form 10-K for the year ended December 31, 2006).

†*10.16	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.17	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).
†*10.18	2000 Stock Award and Incentive Plan, Form of Option Agreement (Director Awards) (Exhibit 10.66 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
†*10.19	2000 Stock Award and Incentive Plan, Form of Option Agreement (Executive Awards) (Exhibit 10.67 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
†*10.20	2000 Stock Award and Incentive Plan, Form of Option Agreement (Inventor Awards) (Exhibit 10.68 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
†*10.21	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2002).
†*10.22	2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003).
†*10.23	2002 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.87 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).
†*10.24	2002 Stock Award and Incentive Plan, Form of Option Agreement (Inventor Awards) (Exhibit 10.69 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).
†*10.25	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
†*10.26	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Discretionary Award) (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated June 9, 2009).
†*10.27	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Discretionary Award) (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated June 9, 2009).
†*10.28	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors — Annual Award) (Exhibit 10.4 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
†*10.29	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors — Election Award) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
†*10.30	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Nonemployee Directors) (Exhibit 10.6 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
†*10.31	2009 Stock Incentive Plan, Term Sheet for Restricted Stock (Supplemental Award) (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated January 22, 2010).

Exhibit Number	Exhibit Description
†*10.32	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock (Supplemental Award) (Exhibit 10.2 to InterDigital’s Current Report on Form 8-K dated January 22, 2010).
†*10.33	Short-Term Incentive Plan, as amended October 2010 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q dated October 29, 2010).
†*10.34	Long-Term Compensation Program, as amended June 2009 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated July 30, 2009).
†*10.35	Long-Term Compensation Program, as amended December 2009 (Exhibit 10.63 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2009).
†*10.36	Long-Term Compensation Program, as amended October 2010 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated October 29, 2010).
†*10.37	Long-Term Compensation Program, as amended August 2011 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated October 28, 2011).
†10.38	Long-Term Compensation Program, as amended December 2011.
†*10.39	Compensation Program for Outside Directors, as amended January 2010 (Exhibit 10.67 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2009).
†*10.40	Compensation Program for Outside Directors (2011 - 2012 Board Term) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated October 28, 2011).
Employment-Related Agreements
†*10.41
Indemnity Agreement dated as of March 19, 2003 by and between InterDigital and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Gilbert F. Amelio, Jeffrey K. Belk, Steven T. Clontz, Edward B. Kamins, John A. Kritzmacher, Mark A. Lemmo, Scott A. McQuilkin, William J. Merritt, James J. Nolan, Jean F. Rankin, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.42
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

†*10.43	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
†*10.44	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.45	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.46	Amended and Restated Employment Agreement dated May 16, 2005, by and between William J. Merritt and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 16, 2005).
†*10.47	Employment Agreement dated as of May 16, 2006 by and between James Nolan and InterDigital (Exhibit 10.84 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006).
†*10.48
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

Exhibit Number	Exhibit Description
†*10.49	Employment Agreement dated July 9, 2007 by and between InterDigital, Inc. and Scott A. McQuilkin (Exhibit 10.91 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2007).
†*10.50
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

Other Material Contracts
*10.51
Bond Hedge Transaction Confirmation, dated March 29, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.52
Bond Hedge Transaction Confirmation, dated March 30, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.53
Warrant Transaction Confirmation, dated March 29, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.54
Warrant Transaction Confirmation, dated March 30, 2011, by and between InterDigital, Inc. and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
101
The following financial information from InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements. ++

______________________________________

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

++
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
INTERDIGITAL, INC.

Date: February 27, 2012	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2012	/s/ Steven T. Clontz
Steven T. Clontz, Chairman of the Board of Directors

Date: February 27, 2012	/s/ Gilbert F. Amelio
Gilbert F. Amelio, Director

Date: February 27, 2012	/s/ Jeffrey K. Belk
Jeffrey K. Belk, Director

Date: February 27, 2012	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: February 27, 2012	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 27, 2012	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 27, 2012	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 27, 2012	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2012	/s/ Scott A. McQuilkin
Scott A. McQuilkin, Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2012	/s/ Richard J. Brezski
Richard J. Brezski, Chief Accounting Officer