Form 10-Q
period 2012-03-31
InterDigital, Inc.
filed 2012-04-26
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	44,352,434
Title of Class	Outstanding at April 24, 2012

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$268,628	$342,211
Short-term investments	347,374	335,783
Accounts receivable, less allowances of $1,750	31,029	28,079
Deferred tax assets	52,573	53,990
Prepaid and other current assets	6,239	8,824
Total current assets	705,843	768,887
PROPERTY AND EQUIPMENT, NET	7,229	7,997
PATENTS, NET	140,245	137,963
DEFERRED TAX ASSETS	51,550	54,110
OTHER NON-CURRENT ASSETS	27,550	28,011
	226,574	228,081
TOTAL ASSETS	$932,417	$996,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$104	$180
Accounts payable	4,274	7,110
Accrued compensation and related expenses	11,229	14,129
Deferred revenue	108,212	134,087
Taxes payable	4,432	3,265
Dividends payable	4,469	4,570
Other accrued expenses	8,838	9,812
Total current liabilities	141,558	173,153
LONG-TERM DEBT	194,427	192,529
LONG-TERM DEFERRED REVENUE	140,681	153,953
OTHER LONG-TERM LIABILITIES	2,479	5,651

TOTAL LIABILITIES	479,145	525,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,293 and 69,118 shares issued and 45,062 and 45,548 shares outstanding	693	691
Additional paid-in capital	573,708	573,950
Retained earnings	473,145	466,727
Accumulated other comprehensive income (loss)	298	(439)
	1,047,844	1,040,929
Treasury stock, 24,231 and 23,570 shares of common held at cost	594,572	569,247
Total shareholders’ equity	453,272	471,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$932,417	$996,968

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
REVENUES	$69,305	$78,458

OPERATING EXPENSES:
Patent administration and licensing	23,228	15,948
Development	17,489	17,424
Selling, general and administrative	9,183	7,780
	49,900	41,152

Income from operations	19,405	37,306

OTHER EXPENSE	(2,734)	(942)
Income before income taxes	16,671	36,364
INCOME TAX PROVISION	(5,741)	(13,025)
NET INCOME	$10,930	$23,339
NET INCOME PER COMMON SHARE — BASIC	$0.24	$0.52
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	45,401	45,306
NET INCOME PER COMMON SHARE — DILUTED	$0.24	$0.51
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	45,946	45,872
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
Net income	$10,930	$23,339
Unrealized gain on investments, net of tax	737	12
Total comprehensive income	$11,667	$23,351

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,930	$23,339
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,287	5,842
Accretion of debt discount	1,899	—
Amortization of financing costs	326	—
Deferred revenue recognized	(56,865)	(61,610)
Increase in deferred revenue	17,718	17,338
Deferred income taxes	3,977	10,775
Share-based compensation	1,572	1,676
Impairment of long-term investment	—	1,301
Other	15	61
(Increase) decrease in assets:
Receivables	(2,950)	11,056
Deferred charges	125	42
Other current assets	2,181	(1,340)
(Decrease) increase in liabilities:
Accounts payable	(1,479)	(950)
Accrued compensation	(9,634)	(14,537)
Accrued taxes payable and other tax contingencies	1,167	(858)
Other accrued expenses	(974)	2,658
Net cash used in operating activities	(25,705)	(5,207)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(131,792)	(185,714)
Sales of short-term investments	121,336	184,585
Purchases of property and equipment	(531)	(931)
Capitalized patent costs	(8,627)	(6,671)
Net cash used in investing activities	(19,614)	(8,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	240	2,612
Payments on long-term debt, including capital lease obligations	(77)	(46)
Dividends paid	(4,570)	(4,526)
Tax benefit from share-based compensation	1,468	564
Repurchase of common stock	(25,325)	—
Net cash used in financing activities	(28,264)	(1,396)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,583)	(15,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,211	215,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,628	$200,117
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2012, and the results of our operations for the quarter ended March 31, 2012 and 2011 and our cash flows for the three months ended March 31, 2012 and 2011. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes in our existing accounting policies from the disclosures included in our 2011 Form 10-K.
New Accounting Guidance
Accounting Standards Updates: Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
In May 2011, the FASB issued authoritative guidance that is more closely aligned with the fair value measurement and disclosure guidance issued by the International Accounting Standards Board ("IASB"). The issuance of this standard results in global fair value measurement and disclosure guidance that minimizes the differences between U.S. GAAP and International Financial Reporting Standards. Many of the changes in the final standard represent clarifications to existing guidance, while some changes related to the valuation premise and the application of premiums and discounts and new required disclosures are more significant. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012; however, the adoption of this guidance does not have a significant impact on the Company’s financial statements or related disclosures.
Accounting Standards Updates: Presentation of Comprehensive Income
In June 2011, the FASB issued authoritative guidance requiring most entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. We have chosen to present items of net income and other comprehensive income in two separate but consecutive statements.
2. INCOME TAXES:
In first quarter 2012, our effective tax rate was approximately 34.4% based on the statutory federal tax rate net of discrete federal and foreign taxes. During first quarter 2011, our effective tax rate was approximately 35.8% based on the statutory federal tax rate net of discrete foreign taxes.
During first quarter 2012 and 2011, we paid approximately $0.9 million and $3.0 million, respectively, of foreign source withholding tax. We previously accrued approximately $0.8 million of the first quarter 2012 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

	For the Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$10,930	$10,930	$23,339	$23,339
Denominator:
Weighted-average shares outstanding: Basic	45,401	45,401	45,306	45,306
Dilutive effect of stock options, RSUs, convertible securities, and warrants		545		566
Weighted-average shares outstanding: Diluted		45,946		45,872
Earnings Per Share:
Net income: Basic	$0.24	$0.24	$0.52	$0.52
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		(0.01)
Net income: Diluted		$0.24		$0.51

For both three months ended March 31, 2012 and March 31, 2011, zero options to purchase shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For three months ended March 31, 2012, 4.0 million shares of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For three months ended March 31, 2012, 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.  There were no warrants or convertible securities outstanding for three months ended March 31, 2011.
4. LITIGATION AND LEGAL PROCEEDINGS

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
On November 14, 2011, InterDigital filed an opposition to Huawei's motion to expedite proceedings and filed a motion to stay or dismiss the proceedings. On November 16, 2011, the Court of Chancery denied Huawei's motion to expedite and requested a status update within 30 days. On December 16, 2011, InterDigital and Huawei submitted separate status reports to the Court of Chancery on the parallel proceedings in the USITC and the District of Delaware (discussed below).
On March 22, 2012, following the March 2, 2012 denial of Huawei's motion to partially lift the stay in the Delaware District Court proceeding (discussed below), Huawei filed a renewed motion for expedited proceedings. On April 5, 2012, InterDigital filed its opposition to Huawei's renewed motion for expedited proceedings and filed a renewed motion to stay or dismiss. On April 12, 2012, Huawei filed a reply in support of its renewed motion for expedited proceedings.
Nokia, Huawei, ZTE and LG USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, “ZTE” and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States, and/or selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000® capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. On August 31, 2011, the USITC formally instituted an investigation against Respondents (337-TA-800). On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company's USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. On December 5, 2011, the Administrative Law Judge ("ALJ") granted this motion, and on December 21, 2011, the Commission determined not to review the ALJ's determination, thus adding the LG entities as respondents and including allegations of infringement of the additional patent.
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
On January 6, 2012, the ALJ granted the parties' motion to extend the target date for completion of the investigation by four months from February 28, 2013 to June 28, 2013. On March 23, 2012, the ALJ issued a new procedural schedule for the USITC investigation, setting a trial date of October 22 to November 2, 2012. On January 20, 2012, LG filed a motion to terminate the USITC investigation as it relates to the LG entities alleging there is an arbitrable dispute. InterDigital filed its response opposing LG's motion on February 6, 2012.
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
On November 30, 2011, following the November 16, 2011 denial of Huawei's motion for expedited proceedings in the Delaware State Court proceeding (discussed above), Huawei filed in the Delaware District Court action a motion to partially lift the stay to adjudicate certain proposed counterclaims premised on InterDigital's purported breach of certain FRAND obligations, while the rest of the case remains stayed. On December 16, 2011, ZTE (USA) Inc. (“ZTE USA”) filed a pleading joining in Huawei's motion, and seeking to partially lift the stay so that ZTE USA's similar FRAND-based counterclaims can be adjudicated. On December 19, 2011, InterDigital filed a brief responding to Huawei's motion and seeking a discretionary stay with respect to Huawei's and ZTE USA's proposed counterclaims. On December 30, 2011, Huawei filed its reply brief in support of its motion to partially lift the stay. On January 9, 2012, InterDigital filed its reply brief in support of its request for a discretionary stay of Huawei's and ZTE USA's proposed counterclaims.
On March 2, 2012, the Court denied Huawei's and ZTE USA's request to partially lift the stay and granted InterDigital's request for a discretionary stay with respect to Huawei's proposed FRAND-based counterclaims.
Prior Nokia USITC Proceeding (337-TA-613), Related Delaware District Court and Southern District of New York Proceedings and Federal Circuit Appeal
In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc. (collectively, “Nokia”) alleging that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States, and/or selling after importation into the United States, certain 3G mobile handsets and components that infringe two of InterDigital's patents. In November and December 2007, a third patent and fourth patent, respectively, were added to our complaint against Nokia. The complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. Our complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
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
On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard argument on InterDigital's appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia's litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit's decision. On

August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit's decision, and on September 15, 2008, the Second Circuit denied Nokia's petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit's decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia's alleged license defense, and arguing that the Second Circuit's decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit's waiver finding was dispositive, and seeking the dismissal of Nokia's complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital's request and dismissed all of Nokia's claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital's motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. Following briefing, the Second Circuit heard oral argument on March 7, 2011. On May 23, 2011, the Second Circuit vacated the District Court's order of March 10, 2010 and remanded for the District Court to reconsider its denial of InterDigital's motion to recover against the preliminary injunction bond. On July 14, 2011, the District Court granted InterDigital's motion in part and denied the motion in part as moot, finding that InterDigital established damages in excess of $500,000 and therefore is entitled to recover the full amount of the $500,000 preliminary injunction bond, and requiring Nokia to direct its surety promptly to make payment to InterDigital. On July 26, 2011, Nokia filed a notice of appeal with the District Court indicating that it is appealing the District Court's July 14, 2011 order to the Second Circuit; Nokia filed its opening brief in the Second Circuit on October 18, 2011. On August 17, 2011, InterDigital moved in the District Court for an order requiring Hartford Fire Insurance Company (“Hartford”), Nokia's surety on the preliminary injunction bond, to pay InterDigital the full amount of the bond. Both Nokia and Hartford opposed this motion, and Nokia cross-moved for an order staying enforcement of the District Court's July 14, 2011 order until Nokia's appeal has been decided by the Second Circuit. InterDigital opposed Nokia's cross-motion. On December 22, 2011, the District Court granted InterDigital's motion to enforce liability against Nokia's surety, and denied Nokia's cross-motion. On December 30, 2011, Nokia filed with the Second Circuit a “motion to confirm automatic stay or, in the alternative, to stay payment of bond pending appeal,” in which Nokia sought to stay payment on its preliminary injunction bond pending appeal. On January 9, 2012, InterDigital filed its opposition with the Second Circuit, and on January 17, 2012, Nokia filed its reply. On March 5, 2012, the Second Circuit granted Nokia's motion to stay any efforts by InterDigital to collect on the injunction bond pending a decision on the underlying appeal. On April 17, 2012, the Second Circuit heard oral argument on the merits of Nokia's appeal of the July 14, 2011 order. No amounts were recorded in our 2011 or first quarter 2012 financial statements related to the aforementioned preliminary injunction bond. If any amount is ultimately received, such amount will be recorded as a reduction of patent administration and licensing expense at the time of receipt.
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
On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an order staying the proceedings pending the full and final resolution of InterDigital's USITC investigation against Nokia (337-TA-613). Specifically, the full and final resolution of the USITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the USITC, and any appeals therefrom. Pursuant to the order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.
Except for the Nokia Delaware Proceeding and the Nokia Arbitration Concerning Presentations (described below), the order does not affect any of the other legal proceedings between the parties, including the Prior Nokia USITC Proceeding and Related Delaware District Court and Southern District of New York Proceedings (described above).

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
The December 10, 2007 order entered by the Delaware District Court to stay the Nokia Delaware Proceeding (described above) also stayed the Nokia Arbitration Concerning Presentations pending the full and final resolution of the USITC investigation against Nokia (337-TA-613) as described above.
Other
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.
Contingency related to Technology Solutions Agreement Arbitration
Our wholly owned subsidiaries InterDigital Communications LLC and InterDigital Technology Corporation are engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing is currently scheduled for late June 2012. As of March 31, 2012, we have deferred related revenue of $33.1 million pending the resolution of this arbitration and recorded such amount within long term deferred revenue since the timing of the final outcome is not known.

5. EQUITY TRANSACTIONS:

Changes in shareholders’ equity for the three months ended March 31, 2012 were as follows (in thousands):

Total Shareholders' Equity
Balance as of December 31, 2011	$471,682
Net income	10,930
Unrealized gain on investments, net	737
Cash dividends declared	(4,469)
Repurchase of Common Stock	(25,325)
Net proceeds for exercise of stock options	240
Taxes withheld upon restricted stock unit vestings	(3,563)
Tax benefit from share-based compensation	1,468
Share-based compensation	1,572
Balance as of March 31, 2012	$453,272
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company may repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. We made no share repurchases during first quarter 2011. During first quarter 2012 we repurchased 0.7 million shares for $25.3 million. We repurchased 0.7 million shares at a cost of $24.7 million from April 1, 2012 through April 25, 2012, bringing the cumulative repurchase total under the 2009 Repurchase Program to 2.4 million shares at a cost of $75.0 million.
Dividends
Prior to 2011, we had not paid any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 per share. Cash dividends on outstanding common stock declared in first quarter 2012 and 2011 were as follows (in thousands, except per share data):

2012	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,469	$4,469

2011
First quarter	$0.10	$4,535	$4,535
Second quarter	0.10	4,540	9,075
Third quarter	0.10	4,549	13,624
Fourth quarter	0.10	4,570	18,194
	$0.40	$18,194

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2012, three licensees comprised 99% of our net accounts receivable balance. At December 31, 2011, three licensees represented 97% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$224,655	$—	$—	$224,655
Mutual and exchange traded funds	24,194	—	—	24,194
Commercial paper (b)	—	199,623	—	199,623
U.S. government securities	—	78,774	—	78,774
Corporate bonds and asset backed securities	—	88,756	—	88,756
	$248,849	$367,153	$—	$616,002
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $44.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$338,211	$—	$—	$338,211
Mutual and exchange traded funds	96,130	—	—	96,130
Commercial paper (b)	—	160,574	—	160,574
U.S. government securities	—	66,647	—	66,647
Corporate bonds and asset backed securities	—	16,432	—	16,432
	$434,341	$243,653	$—	$677,994
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $4.0 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 was $194.4 million and $192.5 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these level 2 Notes (as defined in Note 7 "Long-Term Debt") to be $230.9 million as of March 31, 2012 and $240.9 million as of December 31, 2011.

7. LONG-TERM DEBT:
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
The following table reflects the carrying value of the Company's convertible debt as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(35,573)	(37,471)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$194,427	$192,529
The following table presents the amount of interest cost recognized for the three months ended March 31, 2012 and March 31, 2011 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Contractual coupon interest	$1,438	$—
Accretion of debt discount	1,899	—
Amortization of financing costs	326	—
Total	$3,663	$—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2011 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below. Please refer to the Glossary of Terms in our 2011 Form 10-K for a list and detailed descriptions of the various technical, industry and other defined terms that are used in this Quarterly Report on Form 10-Q.
Patent Licensing
Patent licensing royalties of $68.6 million in first quarter 2012 decreased $6.0 million or 8% over fourth quarter 2011. This sequential decrease was primarily driven by a $3.6 million decrease in royalties from our Japanese per-unit licensees resulting from lower shipments and a $2.6 million decrease in royalties from past sales due to the fourth quarter 2011 recognition of royalties related to prior periods.
Technology Solutions
We are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. The arbitration hearing is currently scheduled for late June 2012. As of March 31, 2012, we have deferred related revenue of $33.1 million pending the resolution of this arbitration and recorded such amount within long term deferred revenue since the timing of the final outcome is not known. These amounts have either been collected or recorded in accounts receivable on their respective balance sheet dates.
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

Nokia, Huawei and ZTE U.S. International Trade Commission (“USITC” ) Proceeding and Related Delaware District Court Proceeding

On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States, and/or selling after importation into the United States, certain 3G wireless devices that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as respondents to the Company's USITC complaint, and that the USITC add an additional patent to the USITC complaint as well. On December 5, 2011, the Administrative Law Judge (“ALJ”) granted this motion, and on December 21, 2011 the USITC determined not to review the ALJ’s determination, thus adding the LG entities as respondents and including allegations of infringement of the additional patent. The ALJ has set a trial date of October 22 to November 2, 2012 and has set a target date of June 28, 2013 for completion of the USITC investigation.
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
Comparability of Financial Results
When comparing first quarter 2012 financial results against other periods, the following items should be taken into consideration:
•Our first quarter 2012 revenue includes $0.5 million of past sales related to signing of new patent license agreement in first quarter 2012;
•Our first quarter 2012 operating expenses reflect lower accrual rates for all active cycles under our Long-Term Compensation Program ("LTCP").
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2011 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2011 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.
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
Cash, cash equivalents and short-term investments
At March 31, 2012 and December 31, 2011, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2012	December 31, 2011	Increase / (Decrease)
Cash and cash equivalents	$268,628	$342,211	$(73,583)
Short-term investments	347,374	335,783	11,591
Total Cash and cash equivalents and short-term investments	$616,002	$677,994	$(61,992)

The decrease in cash, cash equivalents and short-term investments was primarily attributable to repurchases of common stock of $25.3 million, $25.7 million used in operating activities, $9.2 million in capital investments and $4.6 million of dividend payments.
Cash flows used in operations
We used the following cash flows from our operating activities in first quarter 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Increase / (Decrease)
Net cash used in operating activities	$(25,705)	$(5,207)	$(20,498)

Cash used in operating activities during first quarter 2012 included cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, and amortization of financing costs) of $39.8 million, cash payments for short-term and long-term incentive compensation of $10.3 million, cash payments for foreign source withholding taxes of $0.9 million. These items were partially offset by $27.2 million of cash receipts from patent license and technology solutions agreements along with other changes in working capital. We received $8.0 million of fixed fee payments and $14.2 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing licensees and a new licensee. Cash receipts from our technology solutions agreements totaled $5.0 million, primarily related to royalties and other license fees associated with our SlimChip modem core.

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

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments,and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2012 and December 31, 2011 (in thousands) as follows:

	March 31, 2012	December 31, 2011	Increase / (Decrease)
Current assets	$705,843	$768,887	$(63,044)
Less: current liabilities	141,558	173,153	(31,595)
Working capital	564,285	595,734	(31,449)
Subtract:
Cash and cash equivalents	268,628	342,211	(73,583)
Short-term investments	347,374	335,783	11,591
Add:
Current deferred revenue	108,212	134,087	(25,875)
Adjusted working capital	$56,495	$51,827	4,668

The $4.7 million increase in adjusted working capital is primarily attributable to a $2.9 million net decrease in accrued compensation primarily related to first quarter 2012 payments against our short-term incentive obligation.
Cash used in investing and financing activities
We used net cash in investing activities of $19.6 million in first quarter 2012 and $8.7 million in first quarter 2011. We purchased $10.5 million and $1.1 million of short-term marketable securities, net of sales, in first quarter 2012 and 2011, respectively. This increase in net purchases was driven by additional reinvestment of cash on hand as of December 31, 2011. Purchases of property and equipment decreased to $0.5 million in first quarter 2012 from $0.9 million in first quarter 2011 due to lower levels of investments in our new and existing facilities. Investment costs associated with patents increased to $8.6 million in first quarter 2012 from $6.7 million in first quarter 2011, primarily due to costs associated with a patent acquisition transaction in first quarter 2012.
Net cash used in financing activities increased by $26.9 million primarily due to our repurchases of common stock of $25.3 million and lower levels of proceeds from stock option exercises.

Other
Our combined short-term and long-term deferred revenue balance at March 31, 2012 was approximately $248.9 million, a decrease of $39.1 million from December 31, 2011. We have no material obligations associated with such deferred revenue. In first quarter 2012, deferred revenue decreased $39.1 million due to $56.9 million of deferred revenue recognized, partially offset by gross increases in deferred revenue of $17.7 million. The deferred revenue recognized was comprised of $33.7 million of amortized fixed fee royalty payments and $23.2 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees). The gross increases in deferred revenue of $17.7 million primarily related to cash received or due from patent licensees and technology solutions customers. Of the $17.7 million, $3.4 million relates to the technology solutions agreement arbitration discussed above in the "Overview" section.
Based on current license agreements, we expect the amortization of fixed fee royalty payments to reduce the March 31, 2012 deferred revenue balance of $248.9 million by $108.2 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances and the resolution of the technology solutions agreement arbitration.
For both the period ended March 31, 2012 and the period ended December 31, 2011, we had 0.3 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated $4.7 million and $4.9 million, respectively, of cash proceeds to the Company if they had been fully exercised as of such dates.

RESULTS OF OPERATIONS
First Quarter 2012 Compared to First Quarter 2011
Revenues
The following table compares first quarter 2012 revenues to first quarter 2011 revenues (in millions):

	For the Three Months Ended March 31,
	2012	2011	(Decrease)/ Increase
Per-unit royalty revenue	$34.4	$39.5	$(5.1)	(13)%
Fixed fee amortized royalty revenue	33.7	35.2	(1.5)	(4)%
Current patent royalties	68.1	74.7	(6.6)	(9)%
Past sales	0.5	2.3	(1.8)	(78)%
Total patent licensing royalties	68.6	77.0	(8.4)	(11)%
Technology solutions revenue	0.7	1.5	(0.8)	(53)%
Total revenue	$69.3	$78.5	$(9.2)	(12)%

The $9.2 million decrease in total revenue was primarily attributable to an $8.4 million decrease in patent licensing royalties. Of this decrease in patent licensing royalties, $5.1 million was attributable to a decrease in per-unit royalties, primarily from our Japanese per-unit licensees as a result of lower shipments. Fixed fee amortized royalty revenue decreased $1.5 million primarily due to the transition of a fixed fee patent license agreement to a per-unit patent license agreement at the end of first quarter 2011. Past sales of $0.5 million in first quarter 2012 related to a new patent license agreement signed during the quarter. Royalties from past sales totaled $2.3 million in first quarter 2011 and related to the first quarter 2011 resolution of a routine audit of an existing licensee and the signing of a new patent license agreement in first quarter 2011. The decrease in technology solutions revenue was due to lower royalties recognized in connection with our SlimChip modem IP as a result of the ongoing arbitration proceeding related to one of our technology solutions agreements.
In first quarter 2012 and first quarter 2011, 65% and 58% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In first quarter 2012 and first quarter 2011, the following licensees accounted for 10% or more of our total revenues:

	For the Three Months Ended March 31,
	2012	2011
Samsung Electronics Company, Ltd.	37%	33%
Research in Motion Limited	17%	15%
HTC Corporation	11%	10%

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months Ended March 31,
	2012	2011	Increase/ (Decrease)
Patent administration and licensing	$23.2	$15.9	$7.3	46%
Development	17.5	17.4	0.1	1%
Selling, general and administrative	9.2	7.8	1.4	18%
Total operating expenses	$49.9	$41.1	$8.8	21%

The $8.8 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$8.2
Personnel-related costs	0.9
Depreciation and patent amortization	0.5
Other	0.2
Long-term compensation	(1.0)
$8.8
Intellectual property enforcement and non-patent litigation increased $8.2 million primarily due to costs associated with the ITC action initiated in second half 2011. Personnel-related costs grew $0.9 million primarily due to increased personnel levels within our advanced research group. Depreciation and patent amortization increased $0.5 million due to higher levels of capitalized patent costs in recent years. These increases were partially offset by a decrease of $1.0 million in long-term compensation due to lower accrual rates for all active cycles of our LTCP.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement and patent amortization, offset in part by the above-noted decreases in long-term compensation.
Development Expense: The increase in development expense was primarily attributable to the above-noted increase in personnel related costs and was offset by the above-noted decrease in long-term compensation.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increase in non-patent litigation. Non-patent litigation costs increased due to the previously discussed arbitration proceeding related to one of our technology solutions agreements. This increase was partially offset by the above-noted decrease in long-term compensation.
Other (Expense) Income
The following table compares first quarter 2012 other (expense) income to first quarter 2011 other (expense) income (in millions):

	For the Three Months Ended March 31,
	2012	2011	(Decrease)/Increase
Interest expense	$(3.7)	$—	$(3.7)	30,833%
Other	—	(1.4)	1.4	(100)%
Investment income	1.0	0.5	0.5	100%
	$(2.7)	$(0.9)	$(1.8)	200%
The change between periods primarily resulted from the recognition of $3.7 million of interest expense associated with the Notes issued on April 4, 2011, which was partially offset by higher returns on our investment balances in first quarter 2012 as compared to first quarter 2011 and a decrease in other expense due to $1.3 million of investment impairments recorded in first quarter 2011.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our amortization of fixed fee royalty payments over the next twelve months to reduce our March 31, 2012 deferred revenue balance;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income tax returns;

•	The timing, outcome and impact of our various litigation, arbitration and administrative matters;

•	Our ability to obtain additional liquidity through debt and equity financings; and

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program in the next twelve months.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors of our 2011 Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2011 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Huawei Delaware State Court Proceeding

Reference is made to the Huawei Delaware State Court Proceeding initiated in October 2011 by Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) against InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital” for the purposes of the discussion of this matter) previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K"). On March 22, 2012, following the March 2, 2012 denial of Huawei's motion to partially lift the stay in the Delaware District Court proceeding (discussed below), Huawei filed a renewed motion for expedited proceedings. On April 5, 2012, InterDigital filed its opposition to Huawei's renewed motion and filed a renewed motion to stay or dismiss the proceedings. On April 12, 2012, Huawei filed a reply in support of its renewed motion for expedited proceedings.

Nokia, Huawei and ZTE USITC Proceeding and Related Delaware District Court Proceeding

Reference is made to the U.S. International Trade Commission ("USITC") proceeding and related Delaware District Court proceeding initiated in July 2011 by InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”) previously disclosed in the 2011 Form 10-K. On March 2, 2012, the United States District Court for the District of Delaware (the “Delaware District Court”) denied Huawei's and ZTE USA's requests, made in November 2011 and December 2011, respectively, to partially lift the stay of the Delaware District Court proceedings in order to adjudicate certain proposed counterclaims and granted InterDigital's December 2011 request for a discretionary stay with respect to Huawei's proposed FRAND-based counterclaims.
Nokia New York Southern District Proceeding
Reference is made to the notice of appeal filed by InterDigital with the United States District Court for the Southern District of New York (“New York District Court”) as previously disclosed in the 2011 Form 10-K, in which InterDigital indicated that it was appealing to the U.S. Court of Appeals for the Second Circuit (the "Second Circuit") the New York District Court's March 10, 2010 order denying InterDigital's motion to collect against the preliminary injunction bond posted by Nokia in March 2008 in connection with a preliminary injunction that was later ruled to have been wrongly obtained. On March 5, 2012, the Second Circuit granted Nokia's December 30, 2011 motion to stay any efforts by InterDigital to collect on the injunction bond pending a decision in Nokia's appeal of the New York District Court's July 14, 2011 order entitling InterDigital to recover the full amount of the $500,000 preliminary injunction bond and requiring Nokia to direct its surety promptly to make payment to InterDigital. On April 17, 2012, the Second Circuit heard oral argument on the merits of Nokia's appeal of the July 14, 2011 order.

See Note 4, “Litigation and Legal Proceedings,” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these proceedings.

Item 1A. RISK FACTORS.

In addition to factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 - Forward Looking-Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of the 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2011 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding company purchases of its common stock during first quarter 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2012 - January 31, 2012	—	—	—	$75,000,220
February 1, 2012 - February 29, 2012	617,700	$38.29	617,700	$51,351,428
March 1, 2012 - March 31, 2012	43,212	$38.78	43,212	$49,675,806
Total	660,912	$38.32	660,912	$49,675,806
__________
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the company's $100.0 million share repurchase program (the “2009 Repurchase Program"), which was authorized by the company's board of directors on March 11, 2009. The 2009 Repurchase Program has no expiration date. The company may repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2009 Repurchase Program.
From April 1, 2012 through April 25, 2012, we repurchased 0.7 million shares for $24.7 million, bringing the cumulative repurchase total under the 2009 Repurchase Program to 2.4 million shares at a cost of $75.0 million.

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

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on April 26, 2012, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements. ††

______________________________

†
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

INTERDIGITAL, INC.
Date: April 26, 2012	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 26, 2012	/s/ SCOTT A. MCQUILKIN
Scott A. McQuilkin
Chief Financial Officer

Date: April 26, 2012	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. †

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on April 26, 2012, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements. ††

______________________________

†
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