Form 10-Q
period 2012-06-30
InterDigital, Inc.
filed 2012-07-27
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	42,634,466
Title of Class	Outstanding at July 23, 2012

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — June 30, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Income — Three and Six Months Ended June 30, 2012 and 2011	4
Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2012 and 2011	5
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2012 and 2011	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures About Market Risk	29
Item 4 Controls and Procedures	29
Part II — Other Information:
Item 1 Legal Proceedings	31
Item 1A Risk Factors	32
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6 Exhibits	33
SIGNATURES	35
EXHIBIT INDEX	36
EX-10.2
EX-10.3
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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,985	$342,211
Short-term investments	355,134	335,783
Accounts receivable, less allowances of $1,750	38,833	28,079
Deferred tax assets	50,950	53,990
Prepaid and other current assets	8,624	8,824
Total current assets	622,526	768,887
PROPERTY AND EQUIPMENT, NET	6,952	7,997
PATENTS, NET	153,980	137,963
DEFERRED TAX ASSETS	49,837	54,110
OTHER NON-CURRENT ASSETS	26,970	28,011
	237,739	228,081
TOTAL ASSETS	$860,265	$996,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$180
Accounts payable	7,367	7,110
Accrued compensation and related expenses	17,420	14,129
Deferred revenue	117,877	134,087
Taxes payable	4,566	3,265
Dividends payable	4,348	4,570
Other accrued expenses	13,849	9,812
Total current liabilities	165,427	173,153
LONG-TERM DEBT	196,392	192,529
LONG-TERM DEFERRED REVENUE	87,417	153,953
OTHER LONG-TERM LIABILITIES	2,922	5,651

TOTAL LIABILITIES	452,158	525,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,341 and 69,118 shares issued and 43,384 and 45,548 shares outstanding	693	691
Additional paid-in capital	575,681	573,950
Retained earnings	478,427	466,727
Accumulated other comprehensive income (loss)	298	(439)
	1,055,099	1,040,929
Treasury stock, 25,957 and 23,570 shares of common held at cost	646,992	569,247
Total shareholders’ equity	408,107	471,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$860,265	$996,968

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
REVENUES:
Patent licensing royalties	$62,344	$68,551	$130,926	$145,513
Patent sales	9,000	—	9,000	—
Technology solutions	527	1,322	1,250	2,818
	$71,871	$69,873	$141,176	$148,331

OPERATING EXPENSES:
Patent administration and licensing	26,200	16,756	49,428	32,704
Development	17,177	15,763	34,666	33,187
Selling, general and administrative	10,920	7,547	20,103	15,327
	54,297	40,066	104,197	81,218

Income from operations	17,574	29,807	36,979	67,113

OTHER EXPENSE	(2,484)	(3,381)	(5,218)	(4,323)
Income before income taxes	15,090	26,426	31,761	62,790
INCOME TAX PROVISION	(5,417)	(9,270)	(11,158)	(22,295)
NET INCOME	$9,673	$17,156	$20,603	$40,495
NET INCOME PER COMMON SHARE — BASIC	$0.22	$0.38	$0.46	$0.89
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,876	45,369	44,639	45,338
NET INCOME PER COMMON SHARE — DILUTED	$0.22	$0.37	$0.46	$0.88
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	44,139	45,843	44,946	45,858
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Net income	$9,673	$17,156	$20,603	$40,495
Unrealized gain (loss) investments, net of tax	—	(79)	737	(67)
Total comprehensive income	$9,673	$17,077	$21,340	$40,428

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,603	$40,495
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,586	11,751
Accretion of debt discount	3,863	1,834
Amortization of financing costs	652	326
Deferred revenue recognized	(107,316)	(118,934)
Increase in deferred revenue	24,570	35,469
Deferred income taxes	7,313	(1,823)
Share-based compensation	3,135	3,367
Impairment of long-term investment	—	1,616
Other	849	(254)
(Increase) decrease in assets:
Receivables	(10,754)	3,898
Deferred charges	247	173
Other current assets	(215)	(661)
Increase (decrease) in liabilities:
Accounts payable	906	(2,104)
Accrued compensation	(3,107)	(10,231)
Accrued taxes payable and other tax contingencies	1,301	(51)
Other accrued expenses	4,037	3,872
Net cash used in operating activities	(41,330)	(31,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(211,271)	(362,285)
Sales of short-term investments	193,055	367,142
Purchases of property and equipment	(1,030)	(1,826)
Capitalized patent costs	(14,865)	(13,126)
Acquisition of patents	(13,000)	—
Net cash used in investing activities	(47,111)	(10,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	590	2,952
Payments on long-term debt, including capital lease obligations	(180)	(141)
Proceeds from issuance of convertible senior notes	—	230,000
Purchase of convertible bond hedge	—	(42,665)
Proceeds from issuance of warrants	—	31,740
Payments of debt issuance costs	—	(8,015)
Dividends paid	(9,040)	(9,062)
Tax benefit from share-based compensation	1,590	681
Repurchase of common stock	(77,745)	—
Net cash (used in) provided by financing activities	(84,785)	205,490
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(173,226)	164,138
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,211	215,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$168,985	$379,589
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2012, and the results of our operations for the three and six months ended June 30, 2012 and 2011 and our cash flows for the six months ended June 30, 2012 and 2011. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Presentation
Due to our recent patent sales, we have expanded the presentation of revenue on our income statement to separately state revenue generated from patent licensing royalties, patent sales, and technology solutions.
Change in Accounting Policies
Except as outlined below, there have been no material changes or updates in our existing accounting policies from the disclosures included in our 2011 Form 10-K.
Revenue Recognition
During the current year, we expanded our business strategy of monetizing our intellectual property to include the sale of select patent assets. As patent sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue. We will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
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
On December 23, 2011, the FASB issued an amendment to the new standard on comprehensive income to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. The deferred requirement would have called for the measurement and presentation in net income of items previously recognized in other comprehensive income.
2. SIGNIFICANT AGREEMENTS:

Sale of Patents to Intel Corporation

On June 18, 2012, we announced that certain of our subsidiaries have signed a definitive agreement to sell approximately 1,700 patents and patent applications, including approximately 160 issued U.S. patents and approximately 40 U.S. patent applications, to Intel Corporation for $375.0 million.  The agreement involves patents primarily related to 3G, LTE and 802.11 technologies.  We expect that the transaction will be completed in third quarter 2012, subject to customary closing conditions and any required regulatory approvals.  The accounting for the transaction is still being finalized.  However, we expect that a significant portion of the gross proceeds from the transaction will be recognized as revenue in the period in which the transaction closes.
3. INCOME TAXES:
In first half 2012, our effective tax rate was approximately 35.1% based on the statutory federal tax rate net of discrete federal and foreign taxes. During first half 2011, our effective tax rate was approximately 35.5% based on the statutory federal tax rate net of discrete foreign taxes.
During first half 2012 and 2011, we paid approximately $1.3 million and $4.8 million, respectively, of foreign source withholding tax. We previously accrued approximately $0.8 million of the first half 2012 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
4. NET INCOME PER SHARE:
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

	For the Three Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$9,673	$9,673	$17,156	$17,156
Denominator:
Weighted-average shares outstanding: Basic	43,876	43,876	45,369	45,369
Dilutive effect of stock options, RSUs, convertible securities, and warrants		263		474
Weighted-average shares outstanding: Diluted		44,139		45,843
Earnings Per Share:
Net income: Basic	$0.22	$0.22	$0.38	$0.38
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		(0.01)
Net income: Diluted		$0.22		$0.37

	For the Six Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$20,603	$20,603	$40,495	$40,495
Denominator:
Weighted-average shares outstanding: Basic	44,639	44,639	45,338	45,338
Dilutive effect of stock options, RSUs, convertible securities, and warrants		307		520
Weighted-average shares outstanding: Diluted		44,946		45,858
Earnings Per Share:
Net income: Basic	$0.46	$0.46	$0.89	$0.89
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		(0.01)
Net income: Diluted		$0.46		$0.88
For both three months and six months ended June 30, 2012 and June 30, 2011, options to purchase zero shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.
For both three months and six months ended June 30, 2012 and June 30, 2011, 4.0 million shares of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For both three months and six months ended June 30, 2012 and June 30, 2011, 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
5. LITIGATION AND LEGAL PROCEEDINGS
Huawei Complaint to European Commission
On May 23, 2012, Huawei lodged a complaint with the European Commission alleging that InterDigital was acting in breach of Article 102 of the Treaty on the Functioning of the European Community (the "TFEU").  Huawei is claiming that InterDigital has a dominant position with respect to the alleged market for the licensing of its 3G standard essential patents. Huawei further claims that InterDigital is acting in abuse of its alleged dominant position by allegedly seeking to force Huawei to agree to unfair purchase or selling prices and in applying dissimilar conditions to equivalent transactions contrary to the terms of Article 102 of the TFEU. The European Commission has not yet indicated whether or not it will initiate proceedings against InterDigital as a result of the complaint.
LG Arbitration
On March 19, 2012, LG Electronics, Inc. (“LG” for the purposes of the discussion of this matter) filed a demand for arbitration against InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital”) with the American Arbitration Association's International Centre for Dispute Resolution, initiating an arbitration in Washington D.C. LG seeks a declaration that it is licensed to certain patents owned by InterDigital, including the patents asserted against LG in the U.S. International Trade Commission (“USITC” or the “Commission”) proceeding initiated by InterDigital in the second half of 2011 (Investigation No. 337-TA-800, discussed below).

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
On March 22, 2012, InterDigital filed jurisdictional challenges to both of these complaints. On April 28, 2012, the Shenzhen Intermediate People's Court denied the jurisdictional challenges in both actions. On May 28, 2012, InterDigital appealed the rulings to The Higher People's Court of Guangdong Province.
Huawei Delaware State Court Proceeding
On October 25, 2011, Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) filed a complaint (“Complaint”) with the Court of Chancery of the State of Delaware (“Court of Chancery”) against InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital”). The Complaint asserts causes of action for breach of contract, equitable estoppel, waiver, and declaratory judgment. The Complaint seeks to enforce alleged contractual commitments made by InterDigital to license on FRAND terms patents Huawei claims InterDigital has declared essential to various 3G wireless standards. The Complaint further requests a declaratory judgment that InterDigital has not offered licenses on FRAND terms to such patents, a declaratory judgment that InterDigital is equitably estopped and has waived its right to seek injunctive or exclusionary relief for Huawei's alleged infringement of such patents, including but not limited to such relief as sought in InterDigital's USITC proceeding against Huawei, and a declaratory judgment determining an appropriate FRAND royalty for InterDigital's United States patents that Huawei claims have been declared essential to a standard used by Huawei's accused products. On the same date that the Complaint was filed, Huawei filed a motion seeking expedited proceedings.
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
On March 22, 2012, following the March 2, 2012 denial of Huawei's motion to partially lift the stay in the Delaware District Court proceeding (discussed below), Huawei filed a renewed motion for expedited proceedings. On April 5, 2012, InterDigital filed its opposition to Huawei's renewed motion for expedited proceedings and filed a renewed motion to stay or dismiss. On April 12, 2012, Huawei filed a reply in support of its renewed motion for expedited proceedings. On June 11, 2012, the Delaware Chancery Court held a hearing on Huawei's renewed motion for expedited proceedings and InterDigital's renewed motion to stay or dismiss. At the hearing, the Delaware Chancery Court dismissed the case without prejudice.
Nokia, Huawei and ZTE USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, “ZTE” and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States, and/or selling after importation into the United States, certain 3G wireless devices (including WCDMA and cdma2000® capable mobile phones, USB sticks, mobile hotspots, and tablets, and components of such devices) that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the U.S. any infringing 3G wireless devices (and components) that are imported by or on behalf of Respondents, and also seeks a cease and desist order to bar further sales of infringing products that have already been imported into the United States. On August 31, 2011, the USITC formally instituted an investigation against Respondents (337-TA-800). On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as Respondents to the Company's USITC complaint and the USITC's investigation, and that the USITC add an additional patent to the USITC complaint and investigation as well. On December 5, 2011, the Administrative Law Judge ("ALJ") granted this motion, and on December 21, 2011, the Commission determined not to review the ALJ's determination, thus adding the LG entities as Respondents and including allegations of infringement of the additional patent.
On September 29, 2011, Nokia filed a motion to terminate the USITC investigation, arguing that InterDigital's alleged commitment to the European Telecommunications Standards Institute (“ETSI”) regarding the licensing of essential patents on FRAND terms allegedly resulted in InterDigital's waiver of the right to seek exclusionary relief at the USITC. On October 19, 2011, InterDigital filed its opposition to the motion to terminate. On May 31, 2012, the ALJ denied Nokia's motion to terminate. On June 11, 2012, Nokia requested that the order denying its motion to terminate be certified for interlocutory review. On June 21, 2012, InterDigital opposed this request. On June 28, 2012, Nokia sought leave to file a supplement to its request for interlocutory review; InterDigital opposed this request on July 6, 2012.
On October 6, 2011, Nokia filed a motion to stay the USITC investigation based on its allegations that InterDigital had violated the protective order in the prior USITC investigation between InterDigital and Nokia (described below). On October 21, 2011, InterDigital filed its opposition to Nokia's motion to stay. On December 22, 2011, the ALJ denied Nokia's motion to stay.
On January 6, 2012, the ALJ granted the parties' motion to extend the target date for completion of the investigation by four months from February 28, 2013 to June 28, 2013. On March 23, 2012, the ALJ issued a new procedural schedule for the USITC investigation, setting a trial date of October 22 to November 2, 2012. On January 20, 2012, LG filed a motion to terminate the USITC investigation as it relates to the LG entities alleging there is an arbitrable dispute. InterDigital filed its response opposing LG's motion on February 6, 2012. The ALJ granted LG's motion on June 4, 2012. On June 11, 2012, InterDigital petitioned for review of this order. On July 6, 2012, the Commission determined not to review the ALJ's order and the investigation was terminated as to LG. InterDigital has 60 days from issuance of the Commissions's July 6, 2012 notice to appeal if it chooses to do so.
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
On March 21, 2012, InterDigital filed an unopposed motion requesting that the USITC add newly-formed entity Huawei Device USA, Inc. of Plano, Texas as a Respondent to InterDigital's USITC complaint and the USITC's investigation. On April 11, 2012, the ALJ granted this motion, and on May 1, 2012, the Commission determined not to review the ALJ's determination, thus adding Huawei Device USA, Inc. as a Respondent.
InterDigital has filed three motions for summary determination and Nokia has filed two motions for summary determination.  These matters have been briefed and remain pending before the ALJ.  On May 17, 2012, InterDigital filed a motion for summary determination that the asserted claims of InterDigital's patents are not invalid in view of the Respondents' failure to adequately disclose their invalidity contentions.  Respondents jointly opposed this motion on May 29, 2012.

InterDigital submitted a reply in further support of its motion on June 26, 2012.  InterDigital filed a motion for summary determination on May 23, 2012 that certain Nokia devices infringe claims 1 and 3 of InterDigital's U.S. Patent No. 7,970,127 (“the '127 patent”), and a motion for summary determination that certain Nokia devices infringe claims 1 and 2 of InterDigital's U.S. Patent No. 8,009,636.  Nokia opposed both of these motions on June 11, 2012, and InterDigital submitted replies in further support of these motions on June 28, 2012, and July 11, 2012, respectively.  On July 9, 2012, Nokia also submitted a sur-reply in further opposition to InterDigital's motion for summary determination of infringement of the '127 patent.
On June 20, 2012, Nokia filed a conditional motion for summary determination that the asserted claims of InterDigital's U.S. Patent No. 7,536,013 and the '127 patent are not infringed by certain Nokia devices.  InterDigital opposed this motion on July 2, 2012.  On July 13, 2012, Nokia submitted a reply in further support of this motion.  Finally, on June 22, 2012, Nokia filed a conditional motion for summary determination that the asserted claims of InterDigital's U.S. Patent No. 7,616,970 are invalid.  InterDigital opposed this motion on July 12, 2012.  Nokia may seek to submit a reply in further support of this motion.
On July 20, 2012, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital voluntarily moved to withdraw certain claims from the investigation, including all of the asserted claims from U.S. Patent No. 7,349,540.  By doing so, InterDigital expressly reserved all arguments regarding the infringement, validity and enforceability of those claims.  On July 24, 2012, the ALJ granted the motion.  The USITC has 30 days from July 24, 2012 to determine whether to review the ALJ's Initial Determination granting the motion.
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
On June 17, 2008, a panel of the U.S. Court of Appeals for the Second Circuit heard argument on InterDigital's appeal from the order of the U.S. District Court for the Southern District of New York preliminarily enjoining InterDigital from proceeding against Nokia in the consolidated investigation. On July 31, 2008, the Second Circuit reversed the preliminary injunction, finding that Nokia's litigation conduct resulted in a waiver of any right to arbitrate its license dispute. InterDigital promptly notified the Administrative Law Judge in the Nokia investigation (337-TA-613) of the Second Circuit's decision. On August 14, 2008, Nokia filed a petition for rehearing and petition for rehearing en banc of the Second Circuit's decision, and on September 15, 2008, the Second Circuit denied Nokia's petitions. The mandate from the Second Circuit issued to the Southern District of New York on September 22, 2008. Notwithstanding the Second Circuit's decision, on October 17, 2008 Nokia filed a request for a status conference with the District Court to establish a procedural schedule for Nokia to pursue a permanent injunction requiring InterDigital to arbitrate Nokia's alleged license defense, and arguing that the Second Circuit's decision does not bar such an action. On October 23, 2008, InterDigital filed a response with the District Court asserting that the Second Circuit's waiver finding was dispositive, and seeking the dismissal of Nokia's complaint in its entirety. On March 5, 2009, the Court in the Southern District Action granted InterDigital's request and dismissed all of Nokia's claims in the Southern District Action, but delayed issuing a final judgment pending a request by InterDigital seeking to collect against the $500,000 preliminary injunction bond posted by Nokia. On April 3, 2009, InterDigital filed a motion to collect against the preliminary injunction bond, contending that InterDigital was damaged by at least $500,000 as a result of the wrongfully obtained preliminary injunction. On March 10, 2010, the District Court denied InterDigital's motion to collect against the preliminary injunction bond. On April 9, 2010, InterDigital filed a notice of appeal with the District Court, indicating that InterDigital is appealing the denial of its motion to collect against the preliminary injunction bond to the U.S. Court of Appeals for the Second Circuit. Following briefing, the Second Circuit heard oral argument on March 7, 2011. On May 23, 2011, the Second Circuit vacated the District Court's order of March 10, 2010 and remanded for the District Court to reconsider its denial of InterDigital's motion to recover against the preliminary injunction bond. On July 14, 2011, the District Court granted InterDigital's motion in part and denied the motion in part as moot, finding that InterDigital established damages in excess of $500,000 and therefore is entitled to recover the full amount of the $500,000 preliminary injunction bond, and requiring Nokia to direct its surety promptly to make payment to InterDigital. On July 26, 2011, Nokia filed a notice of appeal with the District Court indicating that it is appealing the District Court's July 14, 2011 order to the Second Circuit; Nokia filed its opening brief in the Second Circuit on October 18, 2011. On August 17, 2011, InterDigital moved in the District Court for an order requiring Hartford Fire Insurance Company (“Hartford”), Nokia's surety on the preliminary injunction bond, to pay InterDigital the full amount of the bond. Both Nokia and Hartford opposed this motion, and Nokia cross-moved for an order staying enforcement of the District Court's July 14, 2011 order until Nokia's appeal has been decided by the Second Circuit. InterDigital opposed Nokia's cross-motion. On December 22, 2011, the District Court granted InterDigital's motion to enforce liability against Nokia's surety, and denied Nokia's cross-motion. On December 30, 2011, Nokia filed with the Second Circuit a “motion to confirm automatic stay or, in the alternative, to stay payment of bond pending appeal,” in which Nokia sought to stay payment on its preliminary injunction bond pending appeal. On January 9, 2012, InterDigital filed its opposition with the Second Circuit, and on January 17, 2012, Nokia filed its reply. On March 5, 2012, the Second Circuit granted Nokia's motion to stay any efforts by InterDigital to collect on the injunction bond pending a decision on the underlying appeal. On April 17, 2012, the Second Circuit heard oral argument on the merits of Nokia's appeal of the July 14, 2011 order. On April 30, 2012, the Second Circuit issued a summary order affirming the District Court's order granting InterDigital's motion to recover the full amount of its $500,000 preliminary injunction bond.  InterDigital received the $500,000 on June 14, 2012, and such amount was recorded as a reduction of patent administration and licensing expense in second quarter 2012.
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
Contingency related to Technology Solutions Agreement Arbitration
Our wholly owned subsidiaries InterDigital Communications LLC and InterDigital Technology Corporation are engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing took place in late June 2012, and a decision is expected in late 2012. As of June 30, 2012, we have deferred related revenue of $36.5 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months.

6. EQUITY TRANSACTIONS:

Changes in shareholders’ equity for the six months ended June 30, 2012 were as follows (in thousands):

Total Shareholders' Equity
Balance as of December 31, 2011	$471,682
Net income	20,603
Unrealized gain on investments, net	737
Cash dividends declared	(8,817)
Repurchase of Common Stock	(77,745)
Net proceeds for exercise of stock options	590
Taxes withheld upon restricted stock unit vestings	(3,668)
Tax benefit from share-based compensation	1,590
Share-based compensation	3,135
Balance as of June 30, 2012	$408,107
Repurchase of Common Stock
During first half 2012, we repurchased a cumulative total of 2.4 million shares of our common stock for $77.7 million under the 2009 Repurchase Program and the 2012 Repurchase Program, each as defined below. We made no share repurchases during second half 2011.
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company was able to repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During first half 2012, we repurchased 2.3 million shares under the 2009 Repurchase Program for $75.0 million, completing the 2009 Repurchase Program and bringing the cumulative repurchase total under the program to 3.3 million shares at a cost of $100.0 million.
In May 2012, our Board of Directors authorized a new share repurchase program, which was expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The Company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During first half 2012, we repurchased 0.1 million shares under the 2012 Repurchase Program for $2.7 million.
From July 1, 2012 through July 23, 2012, we repurchased an additional 0.8 million shares for $21.1 million, bringing the cumulative repurchase total under the 2012 Repurchase Program to 0.9 million shares at a cost of $23.8 million.
Dividends
Prior to 2011, we had not paid any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 per share. Cash dividends on outstanding common stock declared in 2012 and 2011 were as follows (in thousands, except per share data):

2012	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,469	$4,469
Second quarter	0.10	4,348	8,817
	$0.20	$8,817

2011	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,535	$4,535
Second quarter	0.10	4,540	9,075
Third quarter	0.10	4,549	13,624
Fourth quarter	0.10	4,570	18,194
	$0.40	$18,194

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At June 30, 2012, four licensees comprised 98% of our net accounts receivable balance. At December 31, 2011, three licensees represented 97% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$160,990		$—	$160,990
Mutual and exchange traded funds	98,391		—	98,391
Commercial paper (b)	—	174,653	—	174,653
U.S. government securities	—	75,749	—	75,749
Corporate bonds and asset backed securities	—	14,336	—	14,336
	$259,381	$264,738	$—	$524,119
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $8.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$338,211	$—	$—	$338,211
Mutual and exchange traded funds	96,130	—	—	96,130
Commercial paper (b)	—	160,574	—	160,574
U.S. government securities	—	66,647	—	66,647
Corporate bonds and asset backed securities	—	16,432	—	16,432
	$434,341	$243,653	$—	$677,994
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $4.0 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 was $196.4 million and $192.5 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these level 2 Notes (as defined in Note 8 "Long-Term Debt") to be $224.0 million as of June 30, 2012 and $240.9 million as of December 31, 2011.

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
The following table reflects the carrying value of the Company's convertible debt as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(33,608)	(37,471)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$196,392	$192,529
The following table presents the amount of interest cost recognized for the three and six months ended June 30, 2012 and June 30, 2011 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Contractual coupon interest	$1,438	$1,438	$2,875	$1,438
Accretion of debt discount	1,964	1,834	3,863	1,834
Amortization of financing costs	326	326	652	326
Total	$3,728	$3,598	$7,390	$3,598

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
Patent Sales
On June 18, 2012, we announced that certain of our subsidiaries have signed a definitive agreement to sell approximately 1,700 patents and patent applications, including approximately 160 issued U.S. patents and approximately 40 U.S. patent applications, to Intel Corporation for $375.0 million.  The agreement involves patents primarily related to 3G, LTE and 802.11 technologies.  We expect that the transaction will be completed in third quarter 2012, subject to customary closing conditions and any required regulatory approvals.  The accounting for the transaction is still being finalized.  However, we expect that a significant portion of the gross proceeds from the transaction will be recognized as revenue in the period in which the transaction closes.
During second quarter 2012, one of our subsidiaries entered into a definitive agreement to sell certain patents and patent applications to Nufront Mobile Communications Technology Co. Ltd. ("Nufront") for $9.0 million. This amount was recorded as revenue upon closing of the transaction in second quarter 2012. Additionally, the company recognized approximately $0.7 million of expenses associated with this patent sale in second quarter 2012.

We intend to pursue additional patent sale opportunities as part of our expanded strategy. However, we are unable to predict the timing and magnitude of any such sales due to the nature of the sales cycle for such transactions.
Patent Licensing
Patent licensing royalties of $62.4 million in second quarter 2012 decreased $6.2 million or 9% over first quarter 2012. This sequential decrease was primarily driven by a $6.3 million decrease in royalties from two of our per-unit licensees resulting from lower shipments.
Technology Solutions
We are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. The arbitration hearing took place in late June 2012, and a decision is expected in late 2012. As of June 30, 2012, we have deferred related revenue of $36.5 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months. This amount has either been collected or recorded in accounts receivable as of the current balance sheet date.
During second quarter 2012, we signed an expanded technology solutions agreement to develop a Release 7 baseband modem design on a time and materials basis. We expect to record the majority of revenue and costs related to this agreement over a twelve-month period beginning third quarter 2012.
Intellectual Property Enforcement
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

patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as Respondents to the Company's USITC complaint and the USITC investigation, and that the USITC add an additional patent to the USITC complaint and investigation as well. On December 5, 2011, the Administrative Law Judge (“ALJ”) granted this motion, and on December 21, 2011 the USITC determined not to review the ALJ’s determination, thus adding the LG entities as Respondents and including allegations of infringement of the additional patent. On January 20, 2012, LG filed a motion to terminate the USITC investigation as it relates to the LG entities alleging there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012, and on July 6, 2012, the Commission determined not to review the ALJ's order and partially terminated the investigation as to LG. InterDigital has 60 days from issuance of the Commission's July 6, 2012 notice to appeal if it chooses to do so.
On March 21, 2012, InterDigital filed an unopposed motion requesting that the USITC add newly-formed entity Huawei Device USA, Inc. of Plano, Texas as a Respondent to InterDigital's USITC complaint and the USITC's investigation. On April 11, 2012, the ALJ granted this motion, and on May 1, 2012, the Commission determined not to review the ALJ's determination, thus adding Huawei Device USA, Inc. as a Respondent.
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
Comparability of Financial Results
When comparing second quarter 2012 financial results against other periods, the following items should be taken into consideration:
•Our second quarter 2012 revenue includes:
◦ $9.0 million of revenue associated with the sale of four patent families; and
◦$1.2 million of past sales primarily related to an amended patent license agreement signed during the quarter and revenue associated with an audit of an existing licensee;
•Our second quarter 2012 operating expenses include:
◦a $3.0 million charge to increase our accrual rate under our Long-Term Compensation Program ("LTCP") on the program cycle ending December 31, 2012;
◦lower accrual rates, as compared to second quarter 2011, for the remaining two active cycles under our LTCP; and
◦$0.7 million of expense to remove the remaining net book value of patents sold during the quarter.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2011 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K. Except as outlined below, there have been no material changes in our existing critical accounting policies from the disclosures included in our 2011 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.
Revenue Recognition
During the current year, we expanded our business strategy of monetizing our intellectual property to include the sale of select patent assets. As patent sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue. We will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
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
On April 4, 2011, we completed an offering of $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the "Notes"). The net proceeds from the offering were approximately $222.0 million, after deducting the initial purchaser's discount and offering expenses. A portion of the net proceeds of the offering were used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the Notes. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include, among other things: acquisitions of intellectual property-related assets or businesses or securities in such businesses; capital expenditures; and working capital. Refer to Note 8, "Long-Term Debt," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed discussion of the Notes.
As discussed above in the "Overview" section, on June 18, 2012, we announced that we have entered into a definitive agreement to sell approximately 1,700 patents to Intel Corporation for $375.0 million in cash. Upon the closing of the transaction, which is expected to occur in third quarter 2012, we expect to record a significant portion of the $375.0 million of gross proceeds as revenue and to receive nearly $250.0 million of cash, net of taxes. We intend to use the net proceeds from the sale to fund our existing stock repurchase program and for other general corporate purposes.
Cash, cash equivalents and short-term investments
At June 30, 2012 and December 31, 2011, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2012	December 31, 2011	Increase / (Decrease)
Cash and cash equivalents	$168,985	$342,211	$(173,226)
Short-term investments	355,134	335,783	19,351
Total Cash and cash equivalents and short-term investments	$524,119	$677,994	$(153,875)
The decrease in cash, cash equivalents and short-term investments was primarily attributable to repurchases of common stock of $77.7 million, $41.3 million used in operating activities, $28.9 million in capital investments and patent acquisitions, and $9.0 million of dividend payments.
Cash flows used in operations
We used the following cash flows from our operating activities in first half 2012 and 2011 (in thousands):

	For the Six Months Ended June 30,
	2012	2011	Increase / (Decrease)
Net cash used in operating activities	$(41,330)	$(31,257)	$(10,073)

Cash used in operating activities during first half 2012 included cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, and amortization of financing costs) of $84.0 million, cash payments for short-term and long-term incentive compensation of $10.3 million, estimated federal tax payments of $1.5 million and cash payments for foreign source withholding taxes of $1.3 million. These cash uses were partially offset by $47.7 million of cash receipts from patent license, patent sale, and technology solutions agreements along with other changes in working capital. We received $8.0 million of fixed fee payments, $3.0 million of patent sales payments and $27.8 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers and a new licensee. Cash receipts from our technology solutions agreements totaled $8.9 million, primarily related to royalties and other license fees associated with our SlimChip modem core.

 Cash used in operating activities during first half 2011 was primarily due to cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, impairment of long-term investments, and amortization of financing costs) of $62.3 million, cash payments for short-term and long-term incentive compensation of $20.1 million, estimated federal tax payments of $19.0 million, and cash payments for foreign source withholding taxes of $4.8 million. These cash uses were partially offset by receipts of approximately $68.5 million related to patent license and technology solutions agreements. We received $16.0 million of fixed fee payments and $38.8 million of per-unit royalty payments, including past sales and prepayments, from existing customers and a new customer. Cash receipts from our technology solutions agreements totaled $13.7 million, primarily related to royalties and other license fees associated with our SlimChip modem core. Additionally, $6.5 million of activity in other working capital partially offset cash used in operating activities during first half 2011.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2012 and December 31, 2011 (in thousands) as follows:

	June 30, 2012	December 31, 2011	Increase / (Decrease)
Current assets	$622,526	$768,887	$(146,361)
Less: current liabilities	165,427	173,153	(7,726)
Working capital	457,099	595,734	(138,635)
Subtract:
Cash and cash equivalents	168,985	342,211	(173,226)
Short-term investments	355,134	335,783	19,351
Add:
Current deferred revenue	117,877	134,087	(16,210)
Adjusted working capital	$50,857	$51,827	$(970)

Adjusted working capital decreased less than 2%, or $1.0 million, since December 31, 2011. This net decrease is attributable to increases in our current liabilities, primarily associated with higher accrued other expense, accrued compensation and taxes payable, and was partially offset by increases in accounts receivable.
Cash used in or provided by investing and financing activities
We used net cash in investing activities of $47.1 million in first half 2012 and $10.1 million in first half 2011. We purchased $18.2 million of short-term marketable securities, net of sales in first half 2012, and sold $4.9 million of short-term marketable securities, net of purchases, in first half 2011. This increase in net purchases in first half 2012 was driven by additional reinvestment of cash on hand as of December 31, 2011. Purchases of property and equipment decreased to $1.0 million in first half 2012 from $1.8 million in first half 2011 due to lower levels of investments in our new and existing facilities. Investment costs associated with capitalized patent costs and acquisition of patents increased to $27.9 million in first half 2012 from $13.1 million in first half 2011, primarily due to investments in patent acquisitions during first half 2012.
Net cash (used in) provided by financing activities decreased by $290.3 million primarily due to our issuance of the Notes and related transactions in second quarter 2011 as discussed above, as well as our repurchases of common stock of $77.7 million in first half 2012.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2012 was approximately $205.3 million, a decrease of $82.7 million from December 31, 2011. We have no material obligations associated with such deferred revenue. In first half 2012, deferred revenue decreased $82.7 million due to $107.3 million of deferred revenue recognized, partially offset by gross increases in deferred revenue of $24.6 million. The deferred revenue recognized was comprised of $67.4 million of amortized fixed fee royalty payments and $39.9 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees). The gross increases in deferred revenue of $24.6 million primarily related to cash received or due from patent licensees and technology solutions customers. Of the $24.6 million, $6.8 million relates to the technology solutions agreement arbitration discussed above in the "Overview" section.
Based on current license agreements, we expect the amortization of fixed fee royalty payments and the resolution of the technology solutions agreement arbitration to reduce the June 30, 2012 deferred revenue balance of $205.3 million by $117.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
For both the period ended June 30, 2012 and the period ended December 31, 2011, we had 0.3 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated $4.3 million and $4.9 million, respectively, of cash proceeds to the Company if they had been fully exercised as of such dates.
RESULTS OF OPERATIONS
Second Quarter 2012 Compared to Second Quarter 2011
Revenues
The following table compares second quarter 2012 revenues to second quarter 2011 revenues (in millions):

	For the Three Months Ended June 30,
	2012	2011	(Decrease)/ Increase
Per-unit royalty revenue	$27.4	$35.0	$(7.6)	(22)%
Fixed fee amortized royalty revenue	33.8	33.2	0.6	2%
Current patent royalties	61.2	68.2	(7.0)	(10)%
Past sales	1.2	0.4	0.8	200%
Total patent licensing royalties	62.4	68.6	(6.2)	(9)%
Patent sales revenue	9.0	—	9.0	100%
Technology solutions revenue	0.5	1.3	(0.8)	(62)%
Total revenue	$71.9	$69.9	$2.0	3%

The $2.0 million increase in total revenue was primarily attributable to a $9.0 million increase in patent sales revenue as a result of the sale of patents and patent applications to Nufront. Not including the revenue from the patent sale, total revenue decreased $7.0 million. This decrease is primarily attributable to a $7.6 million decrease in per-unit royalty revenue, the majority of which is due to lower shipments from our per-unit licensees with concentrations in the smartphone market. Past sales of $1.2 million in second quarter 2012 primarily related to an amended patent license agreement signed during the quarter and revenue associated with an audit of an existing licensee. The decrease in technology solutions revenue was due to lower royalties recognized in connection with our SlimChip modem IP business.
In second quarter 2012 and second quarter 2011, 61% and 64% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In second quarter 2012 and second quarter 2011, the following companies accounted for 10% or more of our total revenues:

	For the Three Months Ended June 30,
	2012		2011
Samsung Electronics Company, Ltd. (a)	36%		37%
Nufront Mobile Communications Technology Co. Ltd.	13%	(b)	< 10%
Research in Motion Limited (c)	12%		16%
HTC Corporation	< 10%		11%
______________________________

(a) The 3G portion of our patent license agreement with Samsung Electronics Company, Ltd. expires at the end of 2012.
(b) Revenues related primarily to sale of patents.
(c) Our 2G/3G patent license agreement with Research in Motion Limited expires at the end of 2012.
Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Three Months Ended June 30,
	2012	2011	Increase/ (Decrease)
Patent administration and licensing	$26.2	$16.8	$9.4	56%
Development	17.2	15.8	1.4	9%
Selling, general and administrative	10.9	7.5	3.4	45%
Total operating expenses	$54.3	$40.1	$14.2	35%

The $14.2 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$8.9
Long-term compensation	2.0
Personnel-related costs	1.7
Cost of patent sale	0.7
Patent amortization	0.6
Patent maintenance and patent evaluation	0.3
Total increase in operating expenses	$14.2
Intellectual property enforcement and non-patent litigation increased $8.9 million primarily due to costs associated with the USITC action initiated in second half 2011 and the previously discussed arbitration proceeding related to one of our technology solutions agreements. Long-term compensation had a net increase of $2.0 million, which was primarily related to a $3.0 million charge to increase our accrual rate on the LTCP cycle ending December 31, 2012 and was partially offset by a $1.0 million decrease associated with lower accrual rates on the remaining program cycles. Personnel-related costs increased $1.7 million due to higher personnel levels, merit increases and the second quarter 2011 recognition of an increased government subsidy. We recognized $0.7 million of expense during second quarter to remove the remaining net book value of patents sold during the quarter. Patent amortization increased $0.6 million due to increases in the number of patent applications filed in recent years. The increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, cost of patent sale, patent amortization, patent maintenance and patent evaluation, personnel-related costs and long-term compensation.
Development Expense: The increase in development expense was primarily attributable to the above-noted increases in personnel-related costs and long-term compensation.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in non-patent litigation, personnel-related costs and long-term compensation.

Other (Expense) Income
The following table compares second quarter 2012 other (expense) income to second quarter 2011 other (expense) income (in millions):

	For the Three Months Ended June 30,
	2012	2011	(Decrease)/Increase
Interest expense	$(3.7)	$(3.6)	$(0.1)	3%
Other	(0.2)	(0.3)	0.1	(33)%
Investment income	1.4	0.5	0.9	180%
	$(2.5)	$(3.4)	$0.9	(26)%
In second quarter 2012, other expense was $2.5 million as compared to other expense of $3.4 million in second quarter 2011. The change between periods primarily resulted from higher returns on our investment balances during second quarter 2012 as compared to second quarter 2011.
First Six Months 2012 Compared to First Six Months 2011
Revenues
The following table compares first half 2012 revenues to first half 2011 revenues (in millions):

	For the Six Months Ended June 30,
	2012	2011	(Decrease)/Increase
Per-unit royalty revenue	$61.9	$74.4	$(12.5)	(17)%
Fixed fee amortized royalty revenue	67.4	68.4	(1.0)	(1)%
Current patent royalties	129.3	142.8	(13.5)	(9)%
Past sales	1.6	2.7	(1.1)	(41)%
Total patent licensing royalties	130.9	145.5	(14.6)	(10)%
Patent sales	9.0	—	9.0	100%
Technology solutions revenue	1.3	2.8	(1.5)	(54)%
Total revenue	$141.2	$148.3	$(7.1)	(5)%

Total revenue decreased $7.1 million in first half 2012. Not including revenue from patent sales, total revenue decreased $16.1 million. This decrease is primarily attributable to a $12.5 million decrease in per-unit royalty revenue driven by lower shipments from our Japanese per unit-unit licensees and our per-unit licensees with concentrations in smartphones. The decrease in technology solutions revenue was due to lower royalties recognized in connection with our SlimChip modem IP business. These decreases were partially offset by the sale of patents and patent applications to Nufront for $9.0 million during second quarter 2012.
In both first half 2012 and first half 2011, 51% of our total revenues were attributable to companies that individually accounted for 10% or more of these amounts. In first half 2012 and first half 2011, the following companies accounted for 10% or more of our total revenues:

	For the Six Months Ended June 30,
	2012	2011
Samsung Electronics Company, Ltd. (a)	36%	35%
Research in Motion Limited (b)	15%	16%
HTC Corporation	< 10%	10%
______________________________
(a) The 3G portion of our patent license agreement with Samsung Electronics Company, Ltd. expires at the end of 2012.
(b) Our 2G/3G patent license agreement with Research in Motion Limited expires at the end of 2012.

Operating Expenses

The following table summarizes the change in operating expenses by category (in millions):

	For the Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)
Patent administration and licensing	$49.4	$32.7	$16.7	51%
Development	34.7	33.2	1.5	5%
Selling, general and administrative	20.1	15.3	4.8	31%
Total operating expenses	$104.2	$81.2	$23.0	28%

The $23.0 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$17.0
Personnel-related costs	2.6
Patent amortization	1.2
Long-term compensation	1.0
Patent maintenance and evaluation	1.0
Cost of patent sale	0.7
Other	(0.5)
Total increase in operating expenses	$23.0
Intellectual property enforcement and non-patent litigation increased $17.0 million primarily due to costs associated with the USITC action initiated in second half 2011 and the previously discussed arbitration proceeding related to one of our technology solutions agreements. Personnel-related costs grew $2.6 million due to increased personnel levels, merit increases and the first half 2011 recognition of an increased government subsidy. Patent amortization increased $1.2 million due to increases in the number of patent applications filed in recent years. Long-term compensation had a net increase of $1.0 million, which was primarily related to a $2.6 million charge to increase our accrual rate on the LTCP cycle ending December 31, 2012 and was partially offset by a $1.6 million decrease associated with lower accrual rates on the remaining program cycles. The increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. We recognized $0.7 million of expense during first half 2012 to remove the remaining net book value of patents sold during the period.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, patent amortization, patent maintenance and patent evaluation, cost of patent sale, personnel-related costs and long-term compensation.
Development Expense: The increase in development expense was primarily attributable to the above-noted increases in personnel-related costs and long-term compensation.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in non-patent litigation, personnel-related costs and long-term compensation.

Other (Expense) Income
The following table compares first half 2012 other (expense) income to first half 2011 other (expense) income (in millions):

	For the Six Months Ended June 30,
	2012	2011	(Decrease)/Increase
Interest expense	$(7.4)	$(3.6)	$(3.8)	106%
Other	(0.2)	(1.8)	1.6	(89)%
Investment income	2.4	1.1	1.3	118%
	$(5.2)	$(4.3)	$(0.9)	21%

The change between periods primarily resulted from the recognition of an additional $3.7 million of interest expense associated with the Notes issued on April 4, 2011 due to the Notes being outstanding all of first half 2012. This change was partially offset by higher returns on our investment balances in first half 2012 as compared to first half 2011 and a decrease in other expense due to $1.6 million of investment impairments recorded in first half 2011.
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

•
Our expectation that the amortization of fixed fee royalty payments and the resolution of the technology solutions agreement arbitration will reduce our June 30, 2012 deferred revenue balance over the next twelve months;

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

•	Our expectation that the patent sale to Intel Corporation will be completed in third quarter 2012;

•	Our expectation that a significant portion of the gross proceeds from the Intel Corporation transaction will be recognized as revenue in the period in which the transaction closes;

•	Our expectation that we will receive nearly $250 million of cash, net of taxes, upon the closing of the Intel Corporation transaction;

•	Our intention to use the net proceeds from the Intel Corporation sale to fund our existing stock repurchase program and for other general corporate purposes; and

•	Our intention to pursue additional patent sale opportunities as part of our expanded strategy.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Huawei Complaint to European Commission

On May 23, 2012, Huawei lodged a complaint with the European Commission alleging that InterDigital was acting in breach of Article 102 of the Treaty on the Functioning of the European Community (the "TFEU").  Huawei is claiming that InterDigital has a dominant position with respect to the alleged market for the licensing of its 3G standard essential patents. Huawei further claims that InterDigital is acting in abuse of its alleged dominant position by allegedly seeking to force Huawei to agree to unfair purchase or selling prices and in applying dissimilar conditions to equivalent transactions contrary to the terms of Article 102 of the TFEU. The European Commission has not yet indicated whether or not it will initiate proceedings against InterDigital as a result of the complaint.
LG Arbitration
On March 19, 2012, LG Electronics, Inc. (“LG” for the purposes of the discussion of this matter) filed a demand for arbitration against InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital” for the purposes of the discussion of this matter) with the American Arbitration Association's International Centre for Dispute Resolution, initiating an arbitration in Washington D.C. LG seeks a declaration that it is licensed to certain patents owned by InterDigital, including the patents asserted against LG in the U.S. International Trade Commission (“USITC” or the “Commission”) proceeding initiated by InterDigital in the second half of 2011 (Investigation No. 337-TA-800).

Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. (“Huawei Technologies”) in the Shenzhen Intermediate People's Court in China previously disclosed in the 2011 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "First Quarter 2012 Form 10-Q").  On March 22, 2012, InterDigital filed jurisdictional challenges to both of these complaints. On April 28, 2012, the Shenzhen Intermediate People's Court denied the jurisdictional challenges in both actions. On May 28, 2012, InterDigital appealed the rulings to The Higher People's Court of Guangdong Province.

Huawei Delaware State Court Proceeding

Reference is made to the Huawei Delaware State Court Proceeding initiated in October 2011 by Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) against InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital” for the purposes of the discussion of this matter) previously disclosed in the 2011 Form 10-K and the First Quarter 2012 Form 10-Q. On June 11, 2012, the Delaware Chancery Court held a hearing on Huawei's renewed motion for expedited proceedings and InterDigital's renewed motion to stay or dismiss. At the hearing, the Delaware Chancery Court dismissed the case without prejudice.

Nokia, Huawei and ZTE USITC Proceeding and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 by InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”) previously disclosed in the 2011 Form 10-K and the First Quarter 2012 Form 10-Q. On March 21, 2012, InterDigital filed an unopposed motion requesting that the USITC add newly-formed entity Huawei Device USA, Inc. of Plano, Texas as a Respondent to InterDigital's USITC complaint and the USITC's investigation. On April 11, 2012, the Administrative Law Judge ("ALJ") granted this motion, and on May 1, 2012, the Commission determined not to review the ALJ's determination, thus adding Huawei Device USA, Inc. as a Respondent.
On May 31, 2012, ALJ denied Nokia's motion to terminate the USITC investigation. On June 11, 2012, Nokia requested that the order denying its motion to terminate be certified for interlocutory review. On June 21, 2012, InterDigital opposed this request. On June 28, 2012, Nokia sought leave to file a supplement to its request for interlocutory review;

InterDigital opposed this request on July 6, 2012. In addition, on June 4, 2012, the ALJ granted LG's motion to terminate the investigation as to LG, and on June 11, 2012, InterDigital petitioned for review of this order. On July 6, 2012, the Commission determined not to review the ALJ's order and terminated the investigation as to LG. InterDigital has 60 days from issuance of the Commissions's July 6, 2012 notice to appeal if it chooses to do so.

InterDigital has filed three motions for summary determination and Nokia has filed two motions for summary determination.  These matters have been briefed and remain pending before the ALJ.  On May 17, 2012, InterDigital filed a motion for summary determination that the asserted claims of InterDigital's patents are not invalid in view of the Respondents' failure to adequately disclose their invalidity contentions.  Respondents jointly opposed this motion on May 29, 2012.  InterDigital submitted a reply in further support of its motion on June 26, 2012.  InterDigital filed a motion for summary determination on May 23, 2012, that certain Nokia devices infringe claims 1 and 3 of InterDigital's U.S. Patent No. 7,970,127 (“the '127 patent”), and a motion for summary determination that certain Nokia devices infringe claims 1 and 2 of InterDigital's U.S. Patent No. 8,009,636.  Nokia opposed both of these motions on June 11, 2012, and InterDigital submitted replies in further support of these motions on June 28, 2012, and July 11, 2012, respectively.  On July 9, 2012, Nokia also submitted a sur-reply in further opposition to InterDigital's motion for summary determination of infringement of the '127 patent.

On June 20, 2012, Nokia filed a conditional motion for summary determination that the asserted claims of InterDigital's U.S. Patent No. 7,536,013 and the '127 patent are not infringed by certain Nokia devices.  InterDigital opposed this motion on July 2, 2012.  On July 13, 2012, Nokia submitted a reply in further support of this motion.  Finally, on June 22, 2012, Nokia filed a conditional motion for summary determination that the asserted claims of InterDigital's U.S. Patent No. 7,616,970 are invalid.  InterDigital opposed this motion on July 12, 2012.  Nokia may seek to submit a reply in further support of this motion.

On July 20, 2012, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital voluntarily moved to withdraw certain claims from the investigation, including all of the asserted claims from U.S. Patent No. 7,349,540.  By doing so, InterDigital expressly reserved all arguments regarding the infringement, validity and enforceability of those claims.  On July 24, 2012, the ALJ granted the motion.  The USITC has 30 days from July 24, 2012 to determine whether to review the ALJ's Initial Determination granting the motion.

Nokia New York Southern District Proceeding

Reference is made to the notice of appeal filed by InterDigital with the United States District Court for the Southern District of New York (“New York District Court”) as previously disclosed in the 2011 Form 10-K and the First Quarter 2012 Form 10-Q, in which InterDigital indicated that it was appealing to the U.S. Court of Appeals for the Second Circuit (the "Second Circuit") the New York District Court's March 10, 2010 order denying InterDigital's motion to collect against the preliminary injunction bond posted by Nokia in March 2008 in connection with a preliminary injunction that was later ruled to have been wrongly obtained. On April 30, 2012, the Second Circuit issued a summary order affirming the District Court's order granting InterDigital's motion to recover the full amount of its $500,000 preliminary injunction bond.  InterDigital received the $500,000 on June 14, 2012, and such amount was recorded as a reduction of patent administration and licensing expense in second quarter 2012.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these proceedings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table provides information regarding company purchases of its common stock during second quarter 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	715,439	$34.49	715,439	(2)	$25,001,078	(4)
May 1, 2012 - May 31, 2012	910,066	$27.47	910,066	(2)	$—	(4)
June 1, 2012 - June 30, 2012	100,000	$27.45	100,000	(3)	$197,255,200	(5)
Total	1,725,505	$30.38	1,725,505		$197,255,200	(5)
__________
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the company's $100.0 million share repurchase program (the “2009 Repurchase Program"), which was authorized by the company's board of directors and announced on March 11, 2009. The 2009 Repurchase Program, which had no expiration date, was completed in May 2012.
(3) Shares were purchased pursuant to the company's $200.0 million share repurchase program (the “2012 Repurchase Program"), which was initially authorized by the company's board of directors on May 3, 2012 and announced on May 4, 2012. On June 18, 2012, the company announced that the board had authorized an increase to the amount of 2012 Repurchase Program from $100.0 million to $200.0 million. The 2012 Repurchase Program has no expiration date. The company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(4) Amount shown reflects the amount remaining under the 2009 Repurchase Program.
(5) Amount shown reflects the amount remaining under the 2012 Repurchase Program.
From July 1, 2012 through July 23, 2012, we repurchased an additional 0.8 million shares for $21.1 million, bringing the cumulative repurchase total under the 2012 Repurchase Program to 0.9 million shares at a cost of $23.8 million.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
*†Exhibit 10.1	Employment Agreement dated as of May 9, 2012 by and between InterDigital, Inc. and Richard Brezski (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated May 11, 2012).

†Exhibit 10.2	Short-Term Incentive Plan, as amended May 2012.

†Exhibit 10.3	Long-Term Incentive Program, as amended May 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. ††

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. ††

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 26, 2012, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.**

______________________________

*	Incorporated by reference to the previous filing indicated.

**
As provided in Rule 406T of Regulation S-T, this information will not be deemed "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

†	Management contract or compensatory plan or arrangement.

††
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: July 26, 2012	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: July 26, 2012	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*†Exhibit 10.1	Employment Agreement dated as of May 9, 2012 by and between InterDigital, Inc. and Richard Brezski (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated May 11, 2012).

†Exhibit 10.2	Short-Term Incentive Plan, as amended May 2012.

†Exhibit 10.3	Long-Term Incentive Program, as amended May 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. ††

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. ††

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 26, 2012, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.**

______________________________

*	Incorporated by reference to the previous filing indicated.

**
As provided in Rule 406T of Regulation S-T, this information will not be deemed "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

†	Management contract or compensatory plan or arrangement.

††
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.