Form 10-Q
period 2012-09-30
InterDigital, Inc.
filed 2012-10-25
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-33579
INTERDIGITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA (State or Other Jurisdiction of Incorporation or Organization)	23-1882087 (I.R.S. Employer Identification No.)
200 Bellevue Parkway, Suite 300, Wilmington, DE 19809-3727
(Address of Principal Executive Offices and Zip Code)
(302) 281-3600
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	40,950,283
Title of Class	Outstanding at October 24, 2012

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — September 30, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Income — Three and Nine Months Ended September, 2012 and 2011	4
Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2012 and 2011	5
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2012 and 2011	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 Quantitative and Qualitative Disclosures About Market Risk	32
Item 4 Controls and Procedures	32
Part II — Other Information:
Item 1 Legal Proceedings	33
Item 1A Risk Factors	34
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6 Exhibits	36
SIGNATURES	37
EXHIBIT INDEX	38
EX-10.1
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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$520,892	$342,211
Short-term investments	260,435	335,783
Accounts receivable, less allowances of $1,750	36,302	28,079
Deferred tax assets	55,175	53,990
Prepaid and other current assets	8,859	8,824
Total current assets	881,663	768,887
PROPERTY AND EQUIPMENT, NET	7,079	7,997
PATENTS, NET	145,129	137,963
DEFERRED TAX ASSETS	55,181	54,110
OTHER NON-CURRENT ASSETS	26,554	28,011
	233,943	228,081
TOTAL ASSETS	$1,115,606	$996,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$180
Accounts payable	16,052	7,110
Accrued compensation and related expenses	20,689	14,129
Deferred revenue	94,664	134,087
Taxes payable	133,751	3,265
Dividends payable	4,095	4,570
Other accrued expenses	10,415	9,812
Total current liabilities	279,666	173,153
LONG-TERM DEBT	198,357	192,529
LONG-TERM DEFERRED REVENUE	67,252	153,953
OTHER LONG-TERM LIABILITIES	3,377	5,651

TOTAL LIABILITIES	548,652	525,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,350 and 69,118 shares issued and 40,940 and 45,548 shares outstanding	693	691
Additional paid-in capital	577,240	573,950
Retained earnings	709,955	466,727
Accumulated other comprehensive income (loss)	1,007	(439)
	1,288,895	1,040,929
Treasury stock, 28,410 and 23,570 shares of common held at cost	721,941	569,247
Total shareholders’ equity	566,954	471,682
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,115,606	$996,968

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
REVENUES:
Patent licensing royalties	$58,384	$75,281	$189,310	$220,794
Patent sales	375,000	—	384,000	—
Technology solutions	626	1,174	1,876	3,992
	$434,010	$76,455	$575,186	$224,786

OPERATING EXPENSES:
Patent administration and licensing	45,551	17,900	94,979	50,604
Development	16,375	17,015	51,041	50,202
Selling, general and administrative	8,865	9,387	28,968	24,714
	70,791	44,302	174,988	125,520

Income from operations	363,219	32,153	400,198	99,266

OTHER EXPENSE	(2,708)	(3,149)	(7,926)	(7,472)
Income before income taxes	360,511	29,004	392,272	91,794
INCOME TAX PROVISION	(124,842)	(2,798)	(136,000)	(25,093)
NET INCOME	$235,669	$26,206	$256,272	$66,701
NET INCOME PER COMMON SHARE — BASIC	$5.61	$0.58	$5.86	$1.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	42,024	45,463	43,761	45,380
NET INCOME PER COMMON SHARE — DILUTED	$5.56	$0.57	$5.81	$1.45
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	42,353	46,281	44,072	46,000
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Net income	$235,669	$26,206	$256,272	$66,701
Unrealized gain (loss) investments, net of tax	709	(473)	1,446	(540)
Total comprehensive income	$236,378	$25,733	$257,718	$66,161

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$256,272	$66,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,213	17,726
Amortization of deferred financing fees and accretion of debt discount	6,806	4,321
Deferred revenue recognized	(155,344)	(175,213)
Increase in deferred revenue	29,220	47,478
Deferred income taxes	(2,256)	7,310
Share-based compensation	4,637	6,036
Impairment of long-term investment	—	1,616
Non-cash cost of patent sales	10,654	—
Other	154	(301)
(Increase) decrease in assets:
Receivables	(8,223)	4,610
Deferred charges and other assets	(728)	(1,512)
Increase (decrease) in liabilities:
Accounts payable	8,338	(2,267)
Accrued compensation and other expenses	1,193	(2,375)
Accrued taxes payable and other tax contingencies	130,486	(6,690)
Net cash provided by (used in) operating activities	300,422	(32,560)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(267,737)	(471,382)
Sales of short-term investments	345,551	516,097
Purchases of property and equipment	(1,979)	(2,523)
Capitalized patent costs	(19,783)	(19,428)
Acquisition of patents	(13,750)	—
Net cash provided by investing activities	42,302	22,764
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	713	4,050
Payments on long-term debt, including capital lease obligations	(180)	(215)
Proceeds from issuance of convertible senior notes	—	230,000
Purchase of convertible bond hedge	—	(42,665)
Proceeds from issuance of warrants	—	31,740
Payments of debt issuance costs	—	(8,015)
Dividends paid	(13,388)	(13,602)
Tax benefit from share-based compensation	1,506	2,705
Repurchase of common stock	(152,694)	—
Net cash (used in) provided by financing activities	(164,043)	203,998
NET INCREASE IN CASH AND CASH EQUIVALENTS	178,681	194,202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,211	215,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$520,892	$409,653
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2012, and the results of our operations for the three months and nine months ended September 30, 2012 and 2011 and our cash flows for the nine months ended September 30, 2012 and 2011. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Presentation
Due to our recent patent sales, in second quarter 2012 we expanded the presentation of revenue on our income statement to separately state revenue generated from patent licensing royalties, patent sales, and technology solutions.
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
2. SIGNIFICANT AGREEMENTS:

Sale of Patents to Intel Corporation

On September 6, 2012, we completed the sale of approximately 1,700 patents and patent applications, including approximately 160 issued U.S. patents and approximately 40 U.S. patent applications, to Intel Corporation for $375.0 million.  The sale agreement involved patents primarily related to 3G, LTE and 802.11 technologies. Upon completion of the transaction in third quarter 2012, we recognized $375.0 million as patent sales revenue and $15.6 million as patent sales expense, which was recorded within the patent administration and licensing line on our condensed consolidated statements of income. Included in the patent sales expense was the remaining net book value of the patents sold, as well as commissions and legal and accounting services fees paid in conjunction with the sale.
3. INCOME TAXES:
In first nine months 2012, our effective tax rate was approximately 34.7% based on the statutory federal tax rate net of discrete federal and foreign taxes and the benefit from a capital loss carryforward. During first nine months 2011, our effective tax rate was approximately 27.3% based on the statutory federal tax rate net of discrete foreign taxes and a $6.8 million benefit related to the reversal of a previously accrued liability for tax contingencies of $6.5 million plus $0.3 million of interest.
During first nine months 2012 and 2011, we paid approximately $1.4 million and $4.8 million, respectively, of foreign source withholding tax. We previously accrued approximately $0.8 million of the first nine months 2012 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

	For the Three Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$235,669	$235,669	$26,206	$26,206
Denominator:
Weighted-average shares outstanding: Basic	42,024	42,024	45,463	45,463
Dilutive effect of stock options, RSUs, convertible securities, and warrants		329		818
Weighted-average shares outstanding: Diluted		42,353		46,281
Earnings Per Share:
Net income: Basic	$5.61	$5.61	$0.58	$0.58
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.05)		(0.01)
Net income: Diluted		$5.56		$0.57

	For the Nine Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$256,272	$256,272	$66,701	$66,701
Denominator:
Weighted-average shares outstanding: Basic	43,761	43,761	45,380	45,380
Dilutive effect of stock options, RSUs, convertible securities, and warrants		311		620
Weighted-average shares outstanding: Diluted		44,072		46,000
Earnings Per Share:
Net income: Basic	$5.86	$5.86	$1.47	$1.47
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.05)		(0.02)
Net income: Diluted		$5.81		$1.45
For both three months and nine months ended September 30, 2012 and September 30, 2011, options to purchase zero shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during these periods and, therefore, their effect would have been anti-dilutive.
For both three months and nine months ended September 30, 2012, 4.0 million shares of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For three months and nine months ended September 30, 2011, 3.7 million and 3.9 million shares, respectively, of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For both three months and nine months ended September 30, 2012 and September 30, 2011, 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
5. LITIGATION AND LEGAL PROCEEDINGS
Huawei Complaint to European Commission
On May 23, 2012, Huawei lodged a complaint with the European Commission alleging that InterDigital was acting in breach of Article 102 of the Treaty on the Functioning of the European Union (the "TFEU").  Huawei is claiming that InterDigital has a dominant position with respect to the alleged market for the licensing of its 3G standard essential patents. Huawei further claims that InterDigital is acting in abuse of its alleged dominant position by allegedly seeking to force Huawei to agree to unfair purchase or selling prices and in applying dissimilar conditions to equivalent transactions contrary to the terms of Article 102 of the TFEU. The European Commission has not yet indicated whether or not it will initiate proceedings against InterDigital as a result of the complaint.
LG Arbitration
On March 19, 2012, LG Electronics, Inc. (“LG” for the purposes of the discussion of this matter) filed a demand for arbitration against InterDigital's wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Communications, LLC (collectively, “InterDigital”) with the American Arbitration Association's International Centre for Dispute Resolution, initiating an arbitration in Washington, D.C. LG seeks a declaration that it is licensed to certain patents owned by InterDigital, including the patents asserted against LG in the U.S. International Trade Commission (“USITC” or the “Commission”) proceeding initiated by InterDigital in the second half of 2011 (Investigation No. 337-TA-800, discussed below).
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
On March 22, 2012, InterDigital filed jurisdictional challenges to both of these complaints. On April 28, 2012, the Shenzhen Intermediate People's Court denied the jurisdictional challenges in both actions. On May 28, 2012, InterDigital appealed the rulings to The Higher People's Court of Guangdong Province. On August 6, 2012, The Higher People's Court of Guangdong Province denied InterDigital's appeal of the jurisdictional challenges. On September 26, 2012, the Shenzhen Intermediate People's Court scheduled merits hearings for the complaints, beginning on October 10, 2012. On October 10, 2012, the Court began hearing argument on the complaints, and the hearing continued through October 17, 2012. No date has been set for when a decision will issue from the Shenzhen Intermediate People's Court.
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
On January 20, 2012, LG filed a motion to terminate the USITC investigation as it relates to the LG entities alleging there is an arbitrable dispute. InterDigital filed its response opposing LG's motion on February 6, 2012. The ALJ granted LG's motion on June 4, 2012. On June 11, 2012, InterDigital petitioned for review of this order. On July 6, 2012, the Commission determined not to review the ALJ's order and the investigation was terminated as to LG. On August 27, 2012, InterDigital filed a petition for review of the ALJ's order in the U.S. Court of Appeals for the Federal Circuit. On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs are normally due 40 days after the opening brief is served, and InterDigital's reply brief would normally be due 14 days after the responsive briefs are served.
On August 23, 2012, InterDigital and Respondents filed a joint motion to extend the target date and modify the procedural schedule for the USITC investigation. On September 10, 2012, the ALJ issued orders granting the motion.   The ALJ set a new date for the evidentiary hearing of February 12 to February 22, 2013 and the due date for the ALJ's Final Initial Determination of June 28, 2013. The target date for completion of the investigation was extended to October 28, 2013. On October 1, 2012, the USITC determined not to review the ALJ's Initial Determination amending the target date.
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
InterDigital has filed three motions for summary determination and Nokia has filed two motions for summary determination.  These matters have been briefed and all but one remain pending before the ALJ.  On May 17, 2012, InterDigital filed a motion for summary determination that the asserted claims of InterDigital's patents are not invalid in view of the Respondents' failure to adequately disclose their invalidity contentions.  Respondents jointly opposed this motion on May 29, 2012.  InterDigital submitted a reply in further support of its motion on June 26, 2012.  InterDigital filed a motion for summary determination on May 23, 2012 that certain Nokia devices infringe claims 1 and 3 of InterDigital's U.S. Patent No. 7,970,127 (“the '127 patent”), and a motion for summary determination that certain Nokia devices infringe claims 1 and 2 of InterDigital's U.S. Patent No. 8,009,636.  Nokia opposed both of these motions on June 11, 2012, and InterDigital submitted replies in further support of these motions on June 28, 2012, and July 11, 2012, respectively.  On July 9, 2012, Nokia also submitted a sur-reply in further opposition to InterDigital's motion for summary determination of infringement of the '127 patent. On August 9, 2012, the ALJ denied InterDigital's motion for summary determination that certain Nokia devices infringe the '127 patent on the grounds that genuine issues of fact remain for presentation at the evidentiary hearing.
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
On July 20, 2012, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital voluntarily moved to withdraw certain claims from the investigation, including all of the asserted claims from U.S. Patent No. 7,349,540.  By doing so, InterDigital expressly reserved all arguments regarding the infringement, validity and enforceability of those claims.  On July 24, 2012, the ALJ granted the motion.  On August 8, 2012, the USITC determined not to review the ALJ's Initial Determination granting the motion to terminate the investigation as to the asserted claims of the '540 patent.
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
On November 30, 2009, InterDigital filed with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) a petition for review of certain rulings by the Commission. In the appeal, neither the construction of the term “synchronize” nor the issue of validity can be raised because the Commission took no position on these issues in its determination. On December 17, 2009, Nokia filed a motion to intervene in the appeal, which was granted by the Federal Circuit on January 4, 2010. InterDigital's opening brief was filed on April 12, 2010. In its appeal, InterDigital seeks reversal of the Commission's claim constructions and non-infringement findings with respect to certain claim terms in U.S. Patent Nos. 7,190,966 and 7,286,847, vacatur of the Commission's determination of no Section 337 violation, and a remand for further proceedings before the Commission. InterDigital is not appealing the Commission's determination of non-infringement with respect to U.S. Patent Nos. 6,973,579 and 7,117,004. Nokia and the Commission filed their briefs on July 13, 2010. In their briefs, Nokia and the Commission argue that the Commission correctly construed the claim terms asserted by InterDigital in its appeal and that the Commission properly determined that Nokia did not infringe the patents on appeal. Nokia also argues that the Commission's finding of non-infringement should be affirmed based on an additional claim term. Nokia further argues that the Commission erred in finding that InterDigital could satisfy the domestic industry requirement based solely on its patent licensing activities and without proving that an article in the United States practices the claimed inventions, and that the Commission's finding of no Section 337 violation should be affirmed on that additional basis. InterDigital filed its reply brief on August 30, 2010. The Federal Circuit heard oral argument in the appeal on January 13, 2011. On August 1, 2012, the Federal Circuit issued its decision in the appeal, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On September 17, 2012, Nokia filed a combined petition for rehearing by the panel or en banc with the Federal Circuit. The petition seeks review only on the domestic industry issue. On September 24, 2012, the Federal Circuit invited responses from InterDigital and the Commission to Nokia's petition. On October 9, 2012, InterDigital and the Commission filed their respective responses to Nokia's petition. If the Federal Circuit denies Nokia's petition, the Federal Circuit will issue its mandate remanding the case for further proceedings by the Commission. Nokia may petition the U.S. Supreme Court for a writ of certiorari within 90 days after denial of its request for rehearing.
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
On December 10, 2007, pursuant to a joint request by the parties, the Delaware District Court entered an order staying the proceedings pending the full and final resolution of InterDigital's USITC investigation against Nokia (337-TA-613). Specifically, the full and final resolution of the USITC investigation includes any initial or final determinations of the Administrative Law Judge overseeing the proceeding, the USITC, and any appeals therefrom, and any remand proceedings thereafter. Pursuant to the order, the parties and their affiliates are generally prohibited from initiating against the other parties, in any forum, any claims or counterclaims that are the same as the claims and counterclaims pending in the Nokia Delaware Proceeding, and should any of the same or similar claims or counterclaims be initiated by a party, the other parties may seek dissolution of the stay.
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
InterDigital has no obligation as a result of this or any of the above-listed matters and we have not recorded any related liabilities in our financial statements.
Other
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.
Contingency related to Technology Solutions Agreement Arbitration
Our wholly owned subsidiaries InterDigital Communications LLC and InterDigital Technology Corporation are engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing took place in late June 2012, and a decision is expected in late 2012. As of September 30, 2012, we have deferred related revenue of $40.1 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months.

6. EQUITY TRANSACTIONS:

Changes in shareholders’ equity for the nine months ended September 30, 2012 were as follows (in thousands):

Total Shareholders' Equity
Balance as of December 31, 2011	$471,682
Net income	256,272
Unrealized gain on investments, net	1,446
Cash dividends declared	(12,912)
Repurchase of Common Stock	(152,694)
Net proceeds for exercise of stock options	713
Taxes withheld upon restricted stock unit vestings	(3,696)
Tax benefit from share-based compensation	1,506
Share-based compensation	4,637
Balance as of September 30, 2012	$566,954
Repurchase of Common Stock
During first nine months 2012, we repurchased a cumulative total of 4.9 million shares of our common stock for $152.7 million under the 2009 Repurchase Program and the 2012 Repurchase Program, each as defined below. We made no share repurchases during first nine months 2011.
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company was able to repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During first nine months 2012, we repurchased 2.3 million shares under the 2009 Repurchase Program for $75.0 million. The 2009 Repurchase Program was completed in second quarter 2012, bringing the cumulative repurchase total under the program to 3.3 million shares at a cost of $100.0 million.
In May 2012, our Board of Directors authorized a new share repurchase program, which was expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The Company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During first nine months 2012, we repurchased 2.6 million shares under the 2012 Repurchase Program for $77.7 million.
From October 1, 2012 through October 24, 2012, we did not make any share repurchases under the 2012 Repurchase Program.
Dividends
Prior to 2011, we had not paid any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 per share. Cash dividends on outstanding common stock declared in 2012 and 2011 were as follows (in thousands, except per share data):

2012	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,469	$4,469
Second quarter	0.10	4,348	8,817
Third quarter	0.10	4,095	12,912
	$0.30	$12,912

2011	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,535	$4,535
Second quarter	0.10	4,540	9,075
Third quarter	0.10	4,549	13,624
Fourth quarter	0.10	4,570	18,194
	$0.40	$18,194

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2012, three licensees comprised 95% of our net accounts receivable balance. At December 31, 2011, three licensees represented 97% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$472,929	$—	$—	$472,929
Mutual and exchange traded funds	100,152	—	—	100,152
Commercial paper (b)	—	149,788	—	149,788
U.S. government securities	—	45,732	—	45,732
Corporate bonds and asset backed securities	—	12,726	—	12,726
	$573,081	$208,246	$—	$781,327
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $48.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$338,211	$—	$—	$338,211
Mutual and exchange traded funds	96,130	—	—	96,130
Commercial paper (b)	—	160,574	—	160,574
U.S. government securities	—	66,647	—	66,647
Corporate bonds and asset backed securities	—	16,432	—	16,432
	$434,341	$243,653	$—	$677,994
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $4.0 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 was $198.4 million and $192.5 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these level 2 Notes (as defined in Note 8 "Long-Term Debt") to be $239.5 million as of September 30, 2012 and $240.9 million as of December 31, 2011.

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
The following table reflects the carrying value of the Company's convertible debt as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(31,643)	(37,471)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$198,357	$192,529
The following table presents the amount of interest cost recognized for the three months and nine months ended September 30, 2012 and September 30, 2011 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual coupon interest	$1,438	$1,437	$4,313	$2,875
Accretion of debt discount	1,965	1,835	5,828	3,669
Amortization of financing costs	326	326	978	652
Total	$3,729	$3,598	$11,119	$7,196

9. SUBSEQUENT EVENT:

On October 23, 2012 we announced that we initiated a voluntary early retirement program in September 2012.  This program rewards longtime contributors to the company's success while enabling the company to refocus resources on targeted new research areas.  Approximately 50 employees are expected to retire from employment with the company under the program. We expect to incur a related one-time repositioning cost of between $10.0 million and $12.0 million, and expect that the majority of that charge will be recognized in fourth quarter 2012, with the remainder being recognized in first quarter 2013.
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
Patent Sales
On September 6, 2012, we announced that certain of our subsidiaries have completed the sale of approximately 1,700 patents and patent applications, including approximately 160 issued U.S. patents and approximately 40 U.S. patent applications, to Intel Corporation ("Intel") for $375.0 million. The sale agreement involved patents primarily related to 3G, LTE and 802.11 technologies.  Upon completion of the transaction in third quarter 2012, we recognized $375.0 million as patent sales revenue and $15.6 million as patent sales expense, which was recorded within the patent administration and licensing line on our condensed consolidated statements of income. Included in the patent sales expense was the remaining net book value of the patents sold, as well as commissions and legal and accounting services fees paid in conjunction with the sale.
We intend to pursue additional patent sale opportunities as part of our expanded strategy. However, we are unable to predict the timing and magnitude of any such sales due to the nature of the sales cycle for such transactions.
Patent Licensing
Patent licensing royalties of $58.4 million in third quarter 2012 decreased $4.0 million or 6% over second quarter 2012. This sequential decrease was primarily driven by a $5.7 million decrease in royalties from our Japanese per-unit licensees resulting from lower shipments.
Technology Solutions
We are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. The arbitration hearing took place in late June 2012, and a decision is expected in late 2012. As of September 30, 2012, we have deferred related revenue of $40.1 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months. This amount has either been collected or recorded in accounts receivable as of the current balance sheet date.
Business Update
On October 23, 2012, we announced a further expansion of the corporate strategy announced in January 2012. The expansion includes enhancing our technology sourcing to broaden the scope of technology areas addressed and establishing a unit, InterDigital Solutions, dedicated to monetizing the company's market-ready technologies and research capabilities. The augmented sourcing function will be subdivided into two main areas:

•
Innovation Partners, a new sourcing model based around partnerships with leading inventors and research organizations, as well as the acquisition of technology and patent portfolios that align with InterDigital's roadmap; and

•	Innovation Labs, which will continue to pursue internally funded technology with the goal of further building the company's already strong portfolio of intellectual property.
The newly formed InterDigital Solutions unit will focus on commercializing market-ready technologies that emerge from Innovation Labs - such as the company's Smart Access Manager, M2M technology, and SlimChip modem IP.

As part of our ongoing expense management, we also announced that we initiated a voluntary early retirement program in September 2012.  This program rewards longtime contributors to the company's success while enabling the company to refocus resources on targeted new research areas.  Approximately 50 employees are expected to retire from employment with the company under the program. We expect to incur a related one-time repositioning cost of between $10 million and $12 million, and expect that the majority of that charge will be recognized in fourth quarter 2012, with the remainder being recognized in first quarter 2013. Beginning in 2013, we expect to realize annualized savings as a result of this program in excess of $10 million.
For more information about the voluntary early retirement program, see Part II, Item 5 “Other Information,” of this Quarterly Report on Form 10-Q.
Intellectual Property Enforcement
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:

Nokia, Huawei and ZTE U.S. International Trade Commission (“USITC”) Proceeding and Related Delaware District Court Proceeding

On July 26, 2011, InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) filed a complaint with the USITC against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”), alleging that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States, and/or selling after importation into the United States, certain 3G wireless devices that infringe seven of InterDigital's U.S. patents (the “Asserted Patents”). The action also extends to certain WCDMA and cdma2000® devices incorporating WiFi functionality. On August 31, 2011, the USITC formally instituted an investigation against Respondents. On May 1, 2012, Huawei Device USA, Inc. was added as a Respondent. On October 5, 2011, InterDigital filed a motion requesting that the USITC add LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics Mobilecomm U.S.A., Inc. (collectively, “LG”) as Respondents to the Company's USITC complaint and the USITC investigation, and that the USITC add an additional patent to the USITC complaint and investigation as well. On December 5, 2011, the Administrative Law Judge (“ALJ”) granted this motion, and on December 21, 2011 the USITC determined not to review the ALJ’s determination, thus adding the LG entities as Respondents and including allegations of infringement of the additional patent. On January 20, 2012, LG filed a motion to terminate the USITC investigation as it relates to the LG entities alleging there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012, and on July 6, 2012, the Commission determined not to review the ALJ's order and partially terminated the investigation as to LG. On August 27, 2012, InterDigital filed a petition for review in the U.S. Court of Appeals for the Federal Circuit of the ALJ's June 4, 2012 order.
On September 10, 2012, the ALJ set a new date for the evidentiary hearing of February 12 to February 22, 2013 and the due date for the ALJ's Final Initial Determination of June 28, 2013. The target date for completion of the investigation was extended to October 28, 2013.
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

Prior Nokia USITC Proceeding/Federal Circuit Appeal
On August 1, 2012, the Federal Circuit issued its decision in the appeal, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On September 17, 2012, Nokia filed a combined petition for rehearing by the panel or en banc with the Federal Circuit. The petition seeks review only on the domestic industry issue. On September 24, 2012, the Federal Circuit invited responses from InterDigital and the Commission to Nokia's petition. On October 9, 2012, InterDigital and the Commission filed their respective responses to Nokia's petition. If the Federal Circuit denies Nokia's petition, the Federal Circuit will issue its mandate remanding the case for further proceedings by the Commission. Nokia may petition the U.S. Supreme Court for a writ of certiorari within 90 days after denial of its request for rehearing.
Comparability of Financial Results
When comparing third quarter 2012 financial results against other periods, the following items should be taken into consideration:
•Our third quarter 2012 revenue includes:
◦ $375.0 million of revenue associated with the Intel patent sale; and
◦$1.0 million of past sales related to a new patent license agreement signed during the quarter;
•Our third quarter 2012 operating expenses include:
◦lower accrual rates, as compared to third quarter 2011, for two of the three active cycles under our Long-Term Compensation Program ("LTCP"); and
◦$15.6 million of expense related to the Intel patent sale.
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
As discussed above in the "Overview" section, on September 6, 2012, we announced that we have completed the sale of approximately 1,700 patents to Intel Corporation for $375.0 million in cash. Upon the closing of the transaction in third quarter 2012, we received $375.0 million of cash and recorded this amount as revenue. Driven by this transaction, we expect to make an estimated federal tax payment of approximately $80 million in fourth quarter 2012. We intend to use the net proceeds from the sale to fund our existing stock repurchase program and for other general corporate purposes.
Cash, cash equivalents and short-term investments
At September 30, 2012 and December 31, 2011, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2012	December 31, 2011	Increase / (Decrease)
Cash and cash equivalents	$520,892	$342,211	$178,681
Short-term investments	260,435	335,783	(75,348)
Total Cash and cash equivalents and short-term investments	$781,327	$677,994	$103,333
The increase in cash, cash equivalents and short-term investments was primarily attributable to $300.4 million of cash provided by operating activities, and was partially offset by repurchases of common stock of $152.7 million, $35.5 million in capital investments and patent acquisitions, and $13.4 million of dividend payments.
Cash flows provided by (used in) operations
We generated or used the following cash flows from our operating activities in first nine months 2012 and 2011 (in thousands):

	For the Nine Months Ended September 30,
	2012	2011	Increase / (Decrease)
Net cash provided by (used in) operating activities	$300,422	$(32,560)	$332,982

The positive operating cash flow during first nine months 2012 was derived principally from cash receipts of $440.9 million from patent sales, and patent license and technology solutions agreements. We received $380.0 million of patent sales payments, $39.9 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers and new licensees and $8.0 million of fixed fee payments. Cash receipts from our technology solutions agreements totaled $13.0 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, and amortization of financing costs) of $144.3 million, cash payments for short-term and long-term incentive compensation of $10.3 million, estimated federal tax payments of $6.5 million and cash payments for foreign source withholding taxes of $1.4 million.

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

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2012 and December 31, 2011 (in thousands) as follows:

	September 30, 2012	December 31, 2011	Increase / (Decrease)
Current assets	$881,663	$768,887	$112,776
Less: current liabilities	279,666	173,153	106,513
Working capital	601,997	595,734	6,263
Subtract:
Cash and cash equivalents	520,892	342,211	178,681
Short-term investments	260,435	335,783	(75,348)
Add:
Current deferred revenue	94,664	134,087	(39,423)
Adjusted working capital	$(84,666)	$51,827	$(136,493)

The $136.5 million net decrease in adjusted working capital is attributable to increases in our current liabilities, primarily associated with higher taxes payable related to our recent $375.0 million patent sale to Intel.
Cash used in or provided by investing and financing activities
We generated net cash in investing activities of $42.3 million in first nine months 2012 and $22.8 million in first nine months 2011. We sold $77.8 million and $44.7 million of short-term marketable securities, net of purchases, in first nine months 2012 and 2011, respectively. This increase in net sales in first nine months 2012 was driven by higher cash needs associated with our stock repurchase program. Purchases of property and equipment decreased to $2.0 million in first nine months 2012 from $2.5 million in first nine months 2011 due to lower levels of investments in our new and existing facilities. Investment costs associated with capitalized patent costs and acquisition of patents increased to $33.5 million in first nine months 2012 from $19.4 million in first nine months 2011, primarily due to investments in patent acquisitions during first nine months 2012.
Net cash (used in) provided by financing activities decreased by $368.0 million primarily due to our issuance of the Notes and related transactions in second quarter 2011 as discussed above, as well as our repurchases of common stock of $152.7 million in first nine months 2012.
Other
Our combined short-term and long-term deferred revenue balance at September 30, 2012 was approximately $161.9 million, a decrease of $126.1 million from December 31, 2011. We have no material obligations associated with such deferred revenue. In first nine months 2012, deferred revenue decreased $126.1 million due to $155.3 million of deferred revenue recognized, partially offset by a gross increase in deferred revenue of $29.2 million. The deferred revenue recognized was comprised of $101.2 million of amortized fixed fee royalty payments and $54.1 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees). The gross increase in deferred revenue of $29.2 million primarily related to cash received or due from patent licensees and technology solutions customers. Of the $29.2 million, $10.4 million relates to the technology solutions agreement arbitration discussed above in the "Overview" section.
Based on current license agreements, we expect the amortization of fixed fee royalty payments and the resolution of the technology solutions agreement arbitration to reduce the September 30, 2012 deferred revenue balance of $161.9 million by $94.7 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.

RESULTS OF OPERATIONS
Third Quarter 2012 Compared to Third Quarter 2011
Revenues
The following table compares third quarter 2012 revenues to third quarter 2011 revenues (in millions):

	For the Three Months Ended September 30,
	2012	2011	Increase/(Decrease)
Per-unit royalty revenue	$23.6	$34.2	$(10.6)	(31)%
Fixed fee amortized royalty revenue	33.8	33.2	0.6	2%
Current patent royalties	57.4	67.4	(10.0)	(15)%
Past sales	1.0	7.9	(6.9)	(87)%
Total patent licensing royalties	58.4	75.3	(16.9)	(22)%
Patent sales revenue	375.0	—	375.0	100%
Technology solutions revenue	0.6	1.2	(0.6)	(50)%
Total revenue	$434.0	$76.5	$357.5	467%

The $357.5 million increase in total revenue was primarily attributable to the $375.0 million sale of patents to Intel. Not including the revenue from this patent sale, total revenue decreased $17.5 million. This decrease is primarily attributable to a $10.6 million decrease in per-unit royalty revenue, the majority of which is due to lower shipments from our Japanese per-unit licensees and our licensees with concentrations in the smartphone market. Past sales of $1.0 million in third quarter 2012 related to a new patent license agreement signed during the quarter. Past sales totaled $7.9 million in third quarter 2011 and primarily related to an audit of existing licensee. The decrease in technology solutions revenue was due to lower royalties recognized in connection with our SlimChip modem IP business.
In third quarter 2012 and third quarter 2011, 86% and 70% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In third quarter 2012 and third quarter 2011, the following companies accounted for 10% or more of our total revenues:

	For the Three Months Ended September 30,
	2012		2011
Intel Corporation	86%	(a)	< 10%
Samsung Electronics Company, Ltd.	< 10%	(b)	34%
Research in Motion Limited	< 10%	(c)	13%
HTC Corporation	< 10%		12%
Sierra Wireless	< 10%		11%
______________________________
(a) Revenues related primarily to sale of patents.
(b) The 3G portion of our patent license agreement with Samsung Electronics Company, Ltd. expires at the end of 2012.
(c) Our 2G/3G patent license agreement with Research in Motion Limited expires at the end of 2012; however, we will continue to receive royalties under this agreement through first quarter 2013.
Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	Three months ended September 30,
	2012	2011	Increase/ (Decrease)
Patent administration and licensing	$45.6	$17.9	$27.7	155%
Development	16.4	17.0	(0.6)	(4)%
Selling, general and administrative	8.9	9.4	(0.5)	(5)%
Total operating expenses	$70.9	$44.3	$26.6	60%

The $26.6 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Cost of patent sale	$15.6
Intellectual property enforcement and non-patent litigation	11.3
Personnel-related costs	1.6
Patent amortization	0.8
Patent maintenance and patent evaluation	0.5
Other	(0.1)
Strategic alternatives evaluation process costs	(1.5)
Long-term compensation	(1.6)
Total increase in operating expenses	$26.6
In third quarter 2012, we recognized $15.6 million of expense associated with the patent sale to Intel. Included in this amount was the remaining net book value of patents sold during the quarter, as well as commissions and legal and accounting services fees paid in conjunction with the sale. Intellectual property enforcement and non-patent litigation increased $11.3 million primarily due to increased activity associated with the USITC action initiated in second half 2011. Personnel-related costs increased $1.6 million primarily due to higher personnel levels. Patent amortization increased $0.8 million due to increases in the number of patent applications filed in recent years. The increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. These and other increases were partially offset by decreases in costs associated with our 2011 strategic alternatives evaluation process and our long-term compensation costs. We incurred $1.5 million of costs associated with our strategic alternatives evaluation process in third quarter 2011 that did not reoccur in third quarter 2012. The $1.6 million decrease in long-term compensation was primarily due to a third quarter 2011 charge of $0.9 million to adjust the accrual rate for the incentive period under our LTCP covering January 1, 2009 through December 31, 2011 and lower accrual rates in 2012 on the remaining program cycles.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in cost of patent sale, intellectual property enforcement, patent maintenance and patent evaluation, and patent amortization.
Development Expense: The decrease in development expense was primarily attributable to the above-noted decrease in long-term compensation costs and a decrease in consulting services due to lower levels of outsourced resources used for development projects. These decreases were partially offset by the above-noted increase in personnel-related costs.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily due to the above-noted decreases in costs associated with the strategic alternatives evaluation process and long-term compensation costs. These decreases were partially offset by the above-noted increase in personnel-related costs and an increase in non-patent litigation due to the previously discussed arbitration proceeding related to one of our technology solutions agreements.

Other (Expense) Income
The following table compares third quarter 2012 other (expense) income to third quarter 2011 other (expense) income (in millions):

	Three months ended September 30,
	2012	2011	(Decrease)/Increase
Interest expense	$(3.7)	$(3.6)	$(0.1)	3%
Other	—	(0.1)	0.1	(100)%
Investment income	1.0	0.5	0.5	100%
	$(2.7)	$(3.2)	$0.5	(16)%
In third quarter 2012, other expense was $2.7 million as compared to other expense of $3.2 million in third quarter 2011. The change between periods primarily resulted from higher returns on our investment balances during third quarter 2012 as compared to third quarter 2011.

First Nine Months 2012 Compared to First Nine Months 2011
Revenues
The following table compares first nine months 2012 revenues to first nine months 2011 revenues (in millions):

	For the Nine Months Ended September 30,
	2012	2011	Increase/(Decrease)
Per-unit royalty revenue	$85.5	$108.6	$(23.1)	(21)%
Fixed fee amortized royalty revenue	101.2	101.6	(0.4)	—%
Current patent royalties	186.7	210.2	(23.5)	(11)%
Past sales	2.6	10.6	(8.0)	(75)%
Total patent licensing royalties	189.3	220.8	(31.5)	(14)%
Patent sales revenue	384.0	—	384.0	100%
Technology solutions revenue	1.9	4.0	(2.1)	(53)%
Total revenue	$575.2	$224.8	$350.4	156%

Total revenue increased $350.4 million in first nine months 2012, primarily attributable to patent sales. Not including patent sales revenue, total revenue decreased $33.6 million. This decrease is primarily attributable to a $23.1 million decrease in per-unit royalty revenue primarily driven by lower shipments from our Japanese per unit-unit licensees and our per-unit licensees with concentrations in smartphones. Past sales of $2.6 million in first nine months 2012 primarily related to the signing of new patent license agreements, an amended patent license agreement, and revenue associated with the resolution of a routine audit of an existing licensee. Past sales totaled $10.6 million in first nine months 2011, related to the resolution of audits of existing licensees. The decrease in technology solutions revenue in first nine months 2012 was due to lower royalties recognized in connection with our SlimChip modem IP business. These decreases were partially offset by the sales of patents and patent applications to Intel, and to Nufront Mobile Communications Technology Co. Ltd. (which closed in second quarter 2012), for a total of $384.0 million during first nine months 2012.
In first nine months 2012 and first nine months 2011, 78% and 60%, respectively, of our total revenues were attributable to companies that individually accounted for 10% or more of these amounts. In first nine months 2012 and first nine months 2011, the following companies accounted for 10% or more of our total revenues:

	For the Nine Months Ended September 30,
	2012		2011
Intel Corporation	65%	(a)	< 10%
Samsung Electronics Company, Ltd.	13%	(b)	34%
Research in Motion Limited	< 10%	(c)	15%
HTC Corporation	< 10%		11%
______________________________
(a) Revenues related primarily to sale of patents.
(b) The 3G portion of our patent license agreement with Samsung Electronics Company, Ltd. expires at the end of 2012.
(c) Our 2G/3G patent license agreement with Research in Motion Limited expires at the end of 2012; however, we will continue to receive royalties under this agreement through first quarter 2013.

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Nine Months Ended September 30,
	2012	2011	Increase/ (Decrease)
Patent administration and licensing	$95.0	$50.6	$44.4	88%
Development	51.0	50.2	0.8	2%
Selling, general and administrative	29.0	24.7	4.3	17%
Total operating expenses	$175.0	$125.5	$49.5	39%

The $49.5 million increase in operating expenses was primarily due to net changes in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$28.3
Cost of patent sales	16.5
Personnel-related costs	3.3
Patent maintenance and patent evaluation	1.3
Patent amortization	2.0
Long-term compensation	0.3
Other	(0.1)
Strategic alternatives evaluation process costs	(1.0)
Consulting services	(1.1)
Total increase in operating expenses	$49.5
Intellectual property enforcement and non-patent litigation increased $28.3 million primarily due to costs associated with the USITC action initiated in second half 2011 and the ongoing arbitration proceeding related to one of our technology solutions agreements. In first nine months 2012, we recognized $16.5 million of expense associated with patent sales. Included in this amount was the remaining net book value of patents sold, as well as commissions and legal and accounting services fees paid in conjunction with the sales. Personnel-related costs grew $3.3 million due to increased personnel levels, merit increases and the recognition of an increased government subsidy in first nine months 2011. The increase in patent maintenance and patent evaluation costs was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. Patent amortization increased $2.0 million due to increases in the number of patent applications filed in recent years. Long-term compensation had a net increase of $0.3 million, which was primarily related to a $2.6 million charge to increase the accrual rate on our LTCP cycle ending December 31, 2012 and was partially offset by a $1.6 million decrease associated with lower accrual rates on the remaining program cycles. Strategic alternatives evaluation process costs decreased $1.0 million due to the company exiting the process in first quarter 2012. Consulting services decreased $1.1 million due to lower levels of outsourced resources used for development projects.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, cost of patent sales, patent amortization, patent maintenance and patent evaluation, and personnel-related costs. These increases were partially offset by lower levels of consulting services.
Development Expense: The increase in development expense was primarily attributable to the above-noted increase in personnel-related costs. This increase was partially offset by the above-noted decrease in consulting services.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increases in non-patent litigation, personnel-related costs and long-term compensation. These increases were partially offset by the above-noted decrease in costs associated with the strategic alternatives process.

Other (Expense) Income
The following table compares first nine months 2012 other (expense) income to first nine months 2011 other (expense) income (in millions):

	For the Nine Months Ended September 30,
	2012	2011	(Decrease)/Increase
Interest expense	$(11.1)	$(7.2)	$(3.9)	54%
Other	(0.2)	(1.8)	1.6	(89)%
Investment income	3.3	1.5	1.8	120%
	$(8.0)	$(7.5)	$(0.5)	7%
The change between periods primarily resulted from the recognition of an additional $3.7 million of interest expense associated with the Notes issued on April 4, 2011 due to the Notes being outstanding for the full first nine months 2012. This change was partially offset by higher returns on our investment balances in first nine months 2012 as compared to first nine months 2011 and a decrease in other expense due to $1.6 million of investment impairments recorded in first nine months 2011.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial statements or results of operations;

•
Our expectation that the amortization of fixed fee royalty payments and the resolution of the technology solutions agreement arbitration will reduce our September 30, 2012 deferred revenue balance over the next twelve months;

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

•	Our intention to use the net proceeds from the Intel Corporation sale to fund our existing stock repurchase program and for other general corporate purposes;

•	Our expectation that we will pay the tax obligation corresponding to the Intel patent sale in fourth quarter 2012;

•	Our intention to pursue additional patent sale opportunities as part of our expanded strategy;

•
Our expanded strategy announced on October 23, 2012, that includes enhancing our technology sourcing to broaden the scope of technology areas addressed and establishing a unit, InterDigital Solutions, dedicated to monetizing the company's market-ready technologies and research capabilities;

•	Our goal to further build the company's already strong portfolio of intellectual property;

•	Our plans for the InterDigital Solutions unit to focus on commercializing market-ready technologies that emerge from Innovation Labs;

•	Our expectation that approximately 50 employees will retire from employment with the company under the voluntary early retirement program, and our expectations regarding actual retirement dates;

•
Our expectation that related to the voluntary early retirement program we will incur a one-time repositioning cost of between $10 million and $12 million, and that the majority of that charge will be recognized in fourth quarter 2012, with the remainder being recognized in first quarter 2013; and

•	Our expectation that, beginning in 2013, we will realize annualized savings as a result of the voluntary early retirement program in excess of $10 million.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. (“Huawei Technologies”) in the Shenzhen Intermediate People's Court in China previously disclosed in the 2011 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "First Quarter 2012 Form 10-Q") and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the "Second Quarter 2012 Form 10-Q").  On August 6, 2012, The Higher People's Court of Guangdong Province denied InterDigital's appeal of the jurisdictional challenges. On September 26, 2012, the Shenzhen Intermediate People's Court scheduled merits hearings for the complaints, beginning on October 10, 2012. On October 10, 2012, the Court began hearing argument on the complaints, and the hearing continued through October 17, 2012. No date has been set for when a decision will issue from the Shenzhen Intermediate People's Court.

Nokia, Huawei and ZTE USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 by InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC, InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”) previously disclosed in the 2011 Form 10-K, the First Quarter 2012 Form 10-Q and the Second Quarter 2012 Form 10-Q. On August 27, 2012, InterDigital filed a petition for review in the U.S. Court of Appeals for the Federal Circuit of the ALJ's June 4, 2012 order granting LG's motion to terminate the investigation as to LG. On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs are normally due 40 days after the opening brief is served, and InterDigital's reply brief would normally be due 14 days after the responsive briefs are served.
On August 8, 2012, the USITC determined not to review the ALJ's Initial Determination granting InterDigital's motion to terminate the investigation as to the asserted claims of the '540 patent.
On August 9, 2012, the ALJ denied InterDigital's motion for summary determination that certain Nokia devices infringe InterDigital's U.S. Patent No. 7,970,127 on the grounds that genuine issues of fact remain for presentation at the evidentiary hearing.
On August 23, 2012, InterDigital and Respondents filed a joint motion to extend the target date and modify the procedural schedule for the USITC investigation. On September 10, 2012, the ALJ issued orders granting the motion.   The ALJ set a new date for the evidentiary hearing of February 12 to February 22, 2013 and the due date for the ALJ's Final Initial Determination of June 28, 2013. The target date for completion of the investigation was extended to October 28, 2013. On October 1, 2012, the USITC determined not to review the ALJ's Initial Determination amending the target date.
Prior Nokia USITC Proceeding (337-TA-613), Related Delaware District Court and Southern District of New York Proceedings and Federal Circuit Appeal

Reference is made to the prior Nokia USITC proceeding and related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2011 Form 10-K. On August 1, 2012, the Federal Circuit issued its decision in the appeal, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On September 17, 2012, Nokia filed a combined petition for rehearing by the panel or en banc with the Federal Circuit. The petition seeks review only on the domestic industry issue. On September 24, 2012, the Federal Circuit invited responses from InterDigital and the Commission to Nokia's petition. On October 9, 2012, InterDigital and the Commission filed their respective responses to Nokia's petition. If the Federal Circuit denies Nokia's petition, the Federal Circuit will issue its mandate remanding the case for further proceedings by the Commission. Nokia may petition the U.S. Supreme Court for a writ of certiorari within 90 days after denial of its request for rehearing.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding company purchases of its common stock during third quarter 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2012 - July 31, 2012	1,041,600	$27.94	1,041,600	$168,153,801
August 1, 2012 - August 31, 2012	859,841	$31.29	859,841	$141,251,393
September 1, 2012 - September 30, 2012	551,000	$34.38	551,000	$122,306,391
Total	2,452,441	$30.56	2,452,441	$122,306,391
__________
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the company's $200.0 million share repurchase program (the “2012 Repurchase Program"), which was initially authorized by the company's board of directors on May 3, 2012 and announced on May 4, 2012. On June 18, 2012, the company announced that the board had authorized an increase to the amount of the 2012 Repurchase Program from $100.0 million to $200.0 million. The 2012 Repurchase Program has no expiration date. The company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2012 Repurchase Program.
From October 1, 2012 through October 24, 2012, we did not make any share repurchases under the 2012 Repurchase Program    .

Item 5. OTHER INFORMATION.

The Company provides the following disclosures in lieu of the filing of a report on Form 8-K pursuant to Item 2.05, Costs Associated with Exit or Disposal Activities, and sub-sections (b) and (e) of Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 19, 2012, the Company accepted the retirement elections of certain employees pursuant to the Company's Designated Employee Incentive Separation Pay Plan (the “Incentive Separation Plan”), discussed further below. The Company's Board of Directors approved the offer of the plan to certain employees on September 20, 2012; however, a reasonably determinable estimate of the total number of participants and associated charges could not be made until October 19, 2012, after the majority of the eligible participants had made their elections and management determined which elections would be accepted. Approximately 50 employees are expected to retire from employment with the Company under the Incentive Separation Plan, with the majority of the participating employees expected to retire on December 15, 2012, and the remaining participating employees expected to retire on various dates between October 26, 2012 and April 30, 2013. As a result of the Incentive Separation Plan, the Company expects to incur a one-time repositioning cost of between approximately $10 million and $12 million, and expects that the majority of that charge will be recognized in fourth quarter 2012, with the remainder being recognized in first quarter 2013.

On October 19, 2012, the Company accepted the retirement election of named executive officer Mark A. Lemmo, Executive Vice President, Corporate Development, pursuant to the Incentive Separation Plan, discussed further below. Mr. Lemmo's retirement from employment by the Company will be effective December 15, 2012. In connection with the Company's acceptance of Mr. Lemmo's retirement election, on October 25, 2012, Mr. Lemmo resigned from his position as Executive Vice President, Corporate Development, at the Company, as well as from all officer positions and directorships held at the Company's subsidiaries. Accordingly, Mr. Lemmo no longer has a policy-making function at the Company and, as a result, has ceased to be an officer subject to Section 16 of the Securities Exchange Act of 1934, as amended. Mr. Lemmo will continue as a non-executive employee of the Company through his retirement date.

Upon the Company's acceptance of his retirement election on October 19, 2012, Mr. Lemmo became a participant in the Company's Incentive Separation Plan. The Incentive Separation Plan is a voluntary early retirement program in which participation was made available to all Company employees (with the exception of the Company's Chief Executive Officer) who had a minimum of five years of service with the Company and whose age plus years of service with the Company is greater than or equal to 60 years as of December 31, 2012. In addition, the Company's Chief Executive Officer may specifically designate additional employees as eligible to participate in the Incentive Separation Plan.

Pursuant to the terms of the Incentive Separation Plan, Mr. Lemmo will receive the following:

•	A lump sum payment equal to one year of his annual salary of $322,900;

•	A lump sum payout of his 2012 short-term incentive payment under the Company's Short-Term Incentive Plan at 100% of target, equal to $145,305;

•	A lump sum payout equal to the current monthly contribution that the Company pays on his behalf for health insurance coverage (medical and dental) multiplied by 24, which totals approximately $45,300;

•
Immediate vesting, upon his last day of employment, of his outstanding time-based restricted stock units (“RSUs”) granted under the time-based portion of the Company's Long-Term Compensation Program (“LTCP”), calculated on a pro-rata basis using a vesting date of December 31, 2012, which will result in the vesting of 3,954 RSUs on or around December 15, 2012; and

•
Cash payouts under the long-term incentive portion (“LTIP”) of the LTCP equal to 85% of his target payout level for the three-year cycle ending December 31, 2012, 75% of his target payout level for the three-year cycle ending December 31, 2013 (calculated on a pro-rata basis using a vesting date of December 31, 2012) and 50% of his target payout level for the three-year cycle ending December 31, 2014 (calculated on a pro-rata basis using a vesting date of December 31, 2012), resulting in a total cash payout under the LTIP of $326,898.

All of the above-listed cash payments will be paid to Mr. Lemmo between January 1, 2013 and March 15, 2013.

In connection with his retirement, Mr. Lemmo will execute a Separation Agreement and General Release (the form of which is included as Exhibit B to the Incentive Separation Plan). Among other things, the Separation Agreement and General Release provides that in exchange for the payments described above, Mr. Lemmo will release and discharge the Company from any and all claims, causes of actions, complaints, lawsuits or liabilities of any kind that may arise under a number of circumstances, including any claims under his employment agreement with the Company, which will be terminated as of the date he signs the Separation Agreement and General Release.

The Incentive Compensation Plan is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q. The foregoing description of the Incentive Compensation Plan is not complete and is qualified in its entirety by reference to the full text of the plan.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†Exhibit 10.1	Long-Term Incentive Program, as amended September 2012.

†Exhibit 10.2	Compensation Program for Non-Management Directors, as amended September 2012.

†Exhibit 10.3	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (September 2012).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on October 25, 2012, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

†	Management contract or compensatory plan or arrangement.

*
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

INTERDIGITAL, INC.

Date: October 25, 2012	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 25, 2012	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
†Exhibit 10.1	Long-Term Incentive Program, as amended September 2012.

†Exhibit 10.2	Compensation Program for Non-Management Directors, as amended September 2012.

†Exhibit 10.3	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (September 2012).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on October 25, 2012, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

†	Management contract or compensatory plan or arrangement.

*
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