Form 10-Q
period 2013-03-31
InterDigital, Inc.
filed 2013-04-25
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	41,150,958
Title of Class	Outstanding at April 22, 2013

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$368,688	$349,843
Short-term investments	267,120	227,436
Accounts receivable, less allowances of $1,750	51,512	169,874
Deferred tax assets	43,155	36,997
Prepaid and other current assets	31,039	30,197
Total current assets	761,514	814,347
PROPERTY AND EQUIPMENT, NET	7,318	7,824
PATENTS, NET	191,142	177,557
DEFERRED TAX ASSETS	35,123	30,687
OTHER NON-CURRENT ASSETS	19,590	26,194
	253,173	242,262
TOTAL ASSETS	$1,014,687	$1,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	9,269	9,600
Accrued compensation and related expenses	7,832	20,661
Deferred revenue	111,949	106,305
Taxes payable	1,238	3,960
Dividends payable	4,115	—
Other accrued expenses	29,935	32,387
Total current liabilities	164,338	172,913
LONG-TERM DEBT	202,425	200,391
LONG-TERM DEFERRED REVENUE	142,276	161,820
OTHER LONG-TERM LIABILITIES	—	2,780

TOTAL LIABILITIES	509,039	537,904

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,560 and 69,459 shares issued and 41,151 and 41,050 shares outstanding	696	695
Additional paid-in capital	583,755	579,852
Retained earnings	642,753	659,235
Accumulated other comprehensive income	1,019	864
	1,228,223	1,240,646
Treasury stock, 28,409 shares of common held at cost	721,941	721,941
Total InterDigital, Inc. shareholders’ equity	506,282	518,705
Noncontrolling interest	(634)	—
Total equity	505,648	518,705
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,014,687	$1,056,609

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
REVENUES:
Patent licensing royalties	$46,911	$68,582
Technology solutions	452	723
	$47,363	$69,305

OPERATING EXPENSES:
Patent administration and licensing	36,875	23,228
Development	16,146	17,489
Selling, general and administrative	7,842	9,183
Repositioning	1,544	—
	62,407	49,900

(Loss) income from operations	(15,044)	19,405

OTHER EXPENSE	(9,480)	(2,734)
(Loss) income before income taxes	(24,524)	16,671
INCOME TAX BENEFIT (PROVISION)	11,621	(5,741)
NET (LOSS) INCOME	$(12,903)	$10,930
Net (loss) income attributable to noncontrolling interest	(634)	—
NET (LOSS) INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$(12,269)	$10,930
NET (LOSS) INCOME PER COMMON SHARE — BASIC	$(0.30)	$0.24
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	41,138	45,401
NET (LOSS) INCOME PER COMMON SHARE — DILUTED	$(0.30)	$0.24
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,138	45,946
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
Net (loss) income	$(12,903)	$10,930
Unrealized (loss) gain investments, net of tax	155	737
Comprehensive (loss) income	$(12,748)	$11,667
Comprehensive (loss) income attributable to noncontrolling interest	(634)	—
Total comprehensive (loss) income attributable to InterDigital, Inc.	$(12,114)	$11,667

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,903)	$10,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,979	6,287
Amortization of deferred financing fees and accretion of debt discount	2,359	2,225
Deferred revenue recognized	(25,472)	(56,865)
Increase in deferred revenue	11,569	17,718
Deferred income taxes	(10,594)	3,977
Share-based compensation	5,518	1,572
Impairment of long-term investment	6,669	—
Other	(23)	15
(Increase) decrease in assets:
Receivables	118,362	(2,950)
Deferred charges and other assets	(847)	2,306
Increase (decrease) in liabilities:
Accounts payable	(3,537)	(1,479)
Accrued compensation and other expenses	(20,120)	(10,608)
Accrued taxes payable and other tax contingencies	(2,722)	1,167
Net cash provided by (used in) operating activities	76,238	(25,705)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(102,343)	(131,792)
Sales of short-term investments	62,898	121,336
Purchases of property and equipment	(429)	(531)
Capitalized patent costs	(4,923)	(7,627)
Acquisition of patents	(12,500)	(1,000)
Long-term investments	(445)	—
Net cash used in investing activities	(57,742)	(19,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	209	240
Payments on long-term debt, including capital lease obligations	—	(77)
Dividends paid	—	(4,570)
Tax benefit from share-based compensation	140	1,468
Repurchase of common stock	—	(25,325)
Net cash provided by (used in) financing activities	349	(28,264)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,845	(73,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	349,843	342,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$368,688	$268,628
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2013, and the results of our operations for the three months ended March 31, 2013 and 2012 and our cash flows for the three months ended March 31, 2013 and 2012. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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

Change in Accounting Policies
There have been no material changes or updates in our existing accounting policies from the disclosures included in our 2012 Form 10-K.
New Accounting Guidance

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

2. REPOSITIONING:
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in 2013. These charges are included within the repositioning line of our Consolidated Statements of Operations. The majority of the charges represent cash obligations associated with severance. During fourth quarter 2012 and first quarter 2013, cash payments of $1.4 million and $10.4 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2012 and March 31, 2013, our accrued repositioning charge was $11.1 million and $2.2 million, respectively. We do not expect to incur additional charges related to the VERP and all remaining severance and related costs are scheduled to be paid within twelve months of the balance sheet date. We did not incur any repositioning charges during first quarter 2012.
3. INCOME TAXES:
In first quarter 2013, our effective tax rate was approximately 47.4% based on the statutory federal tax rate net of discrete federal and state taxes. During first quarter 2012, our effective tax rate was approximately 34.4% based on the statutory federal tax rate net of discrete federal and foreign taxes. The increase in the effective tax rate resulted from a discrete first quarter 2013 reversal of a valuation allowance against certain deferred tax assets and the impact of additional forecasted state tax expense on the annualized effective tax rate in 2013.
During first quarter 2013 and 2012, we paid approximately $1.8 million and $0.9 million, respectively, of foreign source withholding tax. We previously accrued approximately $1.6 million of the first quarter 2013 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

	For the Three Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income applicable to common shareholders	$(12,269)	$(12,269)	$10,930	$10,930
Denominator:
Weighted-average shares outstanding: Basic	41,138	41,138	45,401	45,401
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		545
Weighted-average shares outstanding: Diluted		41,138		45,946
Earnings Per Share:
Net (loss) income: Basic	$(0.30)	$(0.30)	$0.24	$0.24
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		—
Net (loss) income: Diluted		$(0.30)		$0.24

For three months ended March 31, 2013, the effects of all potential dilutive securities were excluded from the computation of diluted EPS as a result of the net loss reported in the period.

For three months ended March 31, 2012, options to purchase zero shares of common stock were excluded from the computation of diluted EPS because their exercise prices were greater than the weighted-average market price of our common stock during the periods and, therefore, their effect would have been anti-dilutive. For three months ended March 31, 2012, 4.0 million shares of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For three months ended March 31, 2012, 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
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
On February 21, 2013, Samsung moved for partial termination of the investigation as to six of the seven patents asserted against Samsung, alleging that Samsung was authorized to import the specific 3G or 4G devices that InterDigital relied on to form the basis of its complaint. InterDigital opposed this motion on March 4, 2013.
On February 22, 2013, Huawei and ZTE moved to stay the investigation pending their respective requests to the United States District Court for the District of Delaware (described below) to set a fair, reasonable and non-discriminatory (“FRAND”) royalty rate for a license that covers the asserted patents, or in the alternative, until a Final Determination issues in the 337-TA-800 investigation. Nokia joined this motion on February 28, 2013, and InterDigital opposed it on March 6, 2013. Also, on March 6, 2013, Samsung responded to Huawei's and ZTE's motion, noting that it does not join their motion, but does not oppose the requested stay. On March 12, 2013, the ALJ denied Huawei's and ZTE's motion to stay the investigation.
On March 13, 2013, InterDigital moved to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 by all 337-TA-868 Respondents. On March 25, 2013, the 337-TA-868 Respondents opposed InterDigital's motion.
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
On January 24, 2013, Huawei filed its answer and counterclaims to InterDigital's Delaware District Court complaint. Huawei asserted counterclaims for breach of contract, equitable estoppel, waiver of right to enjoin and declarations that InterDigital has not offered or granted Huawei licenses on FRAND terms, declarations seeking the determination of FRAND terms and declarations of noninfringement, invalidity and unenforceability of the asserted patents. In addition to the declaratory relief specified in its counterclaims, Huawei seeks specific performance of InterDigital's purported contracts with Huawei and standards-setting organizations, appropriate damages in an amount to be determined at trial, reasonable attorneys' fees and such other relief as the court may deem appropriate. On January 31, 2013, ZTE filed its answer and counterclaims to InterDigital's Delaware District Court complaint; ZTE asserted counterclaims for breach of contract, equitable estoppel, waiver of right to enjoin and declarations that InterDigital has not offered ZTE licenses on FRAND terms, declarations seeking the determination of FRAND terms and declarations of noninfringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, ZTE seeks specific performance of InterDigital's purported contracts with ZTE and standards-setting organizations, appropriate damages in an amount to be determined at trial, reasonable attorneys' fees and such other relief as the court may deem appropriate.
On February 11, 2013, Huawei and ZTE filed motions to expedite discovery and trial on their FRAND-related counterclaims. Huawei sought a schedule for discovery and trial on its FRAND-related counterclaims that would afford Huawei the opportunity to accept a FRAND license rate at the earliest opportunity, and in any case before December 28, 2013. ZTE sought a trial on its FRAND-related counterclaims no later than November 2013. On March 14, 2013, those motions were denied.
On February 28, 2013, Nokia filed its answer and counterclaims to InterDigital's Delaware District Court complaint, and then amended its answer and counterclaims on March 5, 2013. Nokia asserted counterclaims for breach of contract, breach of implied contract, unfair competition under Cal. Bus. & Prof. Code § 17200, equitable estoppel, a declaration setting FRAND terms and conditions, a declaration that InterDigital is estopped from seeking an exclusion order based on its U.S. declared-essential patents, a declaration of patent misuse, a declaration that InterDigital has failed to offer FRAND terms, a declaration that Nokia has an implied license to the asserted patents, and declarations of non-infringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, Nokia seeks an order that InterDigital specifically perform its purported contracts by not seeking a USITC exclusion order for its essential patents and by granting Nokia a license on FRAND terms and conditions, an injunction preventing InterDigital from participating in a USITC investigation based on essential patents, appropriate damages in an amount to be determined, and any other relief as the court may deem just and proper.
On March 13, 2013, InterDigital filed an amended Delaware District Court complaint against Nokia and Samsung, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On April 1, 2013, Nokia filed its answer and counterclaims to InterDigital's amended Delaware District Court complaint. On April 24, 2013, Samsung filed its answer and a counterclaim to InterDigital's amended Delaware District Court complaint. Samsung asserted a counterclaim for breach of contract. Samsung seeks a judgment that InterDigital has breached its purported contractual commitments, a judgment that the asserted patents are not infringed, are invalid, and unenforceable, an order that InterDigital specifically perform its purported contractual commitments, damages in an amount to be determined, attorneys' fees, costs and expenses, and any other relief as the court may deem just and proper.
On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On March 22, 2013, Huawei and ZTE filed their respective answers and counterclaims to InterDigital's amended Delaware District Court complaint. On April 9, 2013, InterDigital filed a motion to dismiss Huawei's and ZTE's counterclaims relating to their FRAND allegations. On April 22, 2013, InterDigital filed a motion to dismiss Nokia's counterclaims relating to its FRAND allegations.
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
On February 17, 2013, Huawei filed a notice of appeal with respect to the first proceeding, seeking a finding that InterDigital's conduct constitutes refusal to deal and an order that InterDigital cease purportedly tying 3G and 4G essential patents. On March 11, 2013, InterDigital filed notices of appeal with respect to the judgments in both proceedings, seeking reversal of the court's February 4, 2013 rulings.
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
On January 20, 2012, LG filed a motion to terminate the investigation as it relates to the LG entities, alleging that there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012. On July 6, 2012, the Commission determined not to review the ALJ's order, and the investigation was terminated as to LG. On August 27, 2012, InterDigital filed a petition for review of the ALJ's order in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs were filed on January 22, 2013, and InterDigital's reply brief was filed on February 8, 2013. The Federal Circuit heard oral argument on April 4, 2013.

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
The ALJ held an evidentiary hearing from February 12-21, 2013. The parties submitted initial post-hearing briefs on March 8, 2013 and reply post-hearing briefs on March 22, 2013. As noted above, the ALJ's Initial Determination is due on or before June 28, 2013, and the target date for the Commission's Final Determination is October 28, 2013.
LG Arbitration
On March 19, 2012, LG Electronics, Inc. filed a demand for arbitration against the company's wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Communications, LLC (now InterDigital Communications, Inc.) with the American Arbitration Association's International Centre for Dispute Resolution (“ICDR”), initiating an arbitration in Washington, D.C. LG seeks a declaration that it is licensed to certain patents owned by InterDigital, including the patents asserted against LG in USITC Proceeding (337-TA-800). On April 18, 2012, InterDigital filed an Answering Statement objecting to the jurisdiction of the ICDR on the ground that LG's claims are not arbitrable, and denying all claims made by LG in its demand for arbitration. The issue of whether LG's claim to arbitrability is wholly groundless is currently on appeal before the Federal Circuit. In January 2013, the appointment of the arbitral tribunal was completed. The tribunal has set the procedural schedule for the arbitration and set the hearing for November 2013.
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
On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On March 27, 2013, Nokia filed a motion asking the Federal Circuit to recall its mandate, which the Federal Circuit denied on March 28, 2013. On March 28, 2013, Nokia asked the United States Supreme Court for an extension of time to file a petition for a writ of certiorari from April 10, 2013, to May 10, 2013. On April 1, 2013, the Supreme Court granted the requested extension.
On February 4, 2013, on remand from the Federal Circuit, the Commission issued an order requiring the parties to submit comments regarding what further proceedings must be conducted to comply with the Federal Circuit's August 1, 2012 judgment, including whether any issues should be remanded to an ALJ to be assigned to this investigation. All parties filed initial responses to the Commission's order by February 14, 2013 and reply responses by February 22, 2013.
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
As of first quarter 2013, InterDigital has accrued a litigation contingency of $3.2 million related to its Huawei China Proceedings.  InterDigital has no further obligations as a result of this or any of the other matters described in this Note 5 to Consolidated Financial Statements, and we have not recorded any additional related liabilities in our financial statements.
Other
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.
Contingency related to Technology Solutions Agreement Arbitration
Our wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.) and InterDigital Technology Corporation are engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing took place in late June 2012, and a decision is expected in 2013. As of March 31, 2013, we have deferred related revenue of $48.1 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months.
Arbitration Award
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron Corporation (“Pegatron”).  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association's International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron is required to pay us a total of approximately $29.9 million, including $23.5 million for past royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses.  In addition, in the event Pegatron does not pay the amount due under the award within thirty days, Pegatron must also pay interest at a rate of 18% compounded annually.  Pegatron has not indicated whether it will contest the award, and we will defer recognition of the award until collectibility is reasonably assured.

6. EQUITY TRANSACTIONS:

Changes in shareholders’ equity for the three months ended March 31, 2013 were as follows (in thousands):

Total Shareholders' Equity
Balance as of December 31, 2012	$518,705
Net loss	(12,269)
Unrealized gain on investments, net	155
Cash dividends declared	(4,115)
Net proceeds for exercise of stock options	209
Taxes withheld upon restricted stock unit vestings	(2,061)
Tax benefit from share-based compensation	140
Share-based compensation	5,518
Total InterDigital, Inc. shareholders’ equity	$506,282
Noncontrolling interest	(634)
Total Equity as of March 31, 2013	$505,648
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The Company was able to repurchase shares under the 2009 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During first quarter 2012, we repurchased 2.3 million shares under the 2009 Repurchase Program for $75.0 million. The 2009 Repurchase Program was completed in second quarter 2012, bringing the cumulative repurchase total under the program to 3.3 million shares at a cost of $100.0 million.
In May 2012, our Board of Directors authorized a new share repurchase program, which was expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The Company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During 2012, we repurchased 2.6 million shares under the 2012 Repurchase Program for $77.7 million.
During first quarter 2013, and from April 1, 2013 through April 24, 2013, we did not make any share repurchases under the 2012 Repurchase Program.
Dividends
Prior to 2011, we had not paid any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the Company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 per share. Cash dividends on outstanding common stock declared in 2013 and 2012 were as follows (in thousands, except per share data):

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
	$0.10	$4,115

2012	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,469	$4,469
Second quarter	0.10	4,348	8,817
Third quarter	0.10	4,095	12,912
Fourth quarter	1.60	65,643	78,555
	$1.90	$78,555

In December 2012, we declared and paid a special cash dividend of $1.50 per share on our outstanding common stock. We currently expect to continue to pay dividends comparable to our quarterly $0.10 per share cash dividend in the future; however, continued payment of cash dividends and changes in the company's dividend policy will depend on the company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by an existing debt, economic conditions and other factors considered relevant by our Board of Directors.
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we entered into privately negotiated warrant transactions with Barclays Bank PLC, through its agent, Barclays Capital Inc., whereby we sold to Barclays Bank PLC warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at a strike price of $64.09 per share, also subject to adjustment. The warrants become exercisable in tranches starting in June 2016. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, the Company received $27.6 million and $4.1 million, respectively, on April 4, 2011.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2013, three licensees comprised 83% of our net accounts receivable balance. At December 31, 2012, four licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$328,699	$—	$—	$328,699
Mutual and exchange traded funds	101,070	—	—	101,070
Commercial paper (b)	—	150,845	—	150,845
U.S. government securities	—	44,332	—	44,332
Corporate bonds and asset backed securities	—	10,862	—	10,862
	$429,769	$206,039	$—	$635,808
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $40.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$261,899	$—	$—	$261,899
Mutual and exchange traded funds	100,682	—	—	100,682
Commercial paper (b)	—	150,868	—	150,868
U.S. government securities	—	50,560	—	50,560
Corporate bonds and asset backed securities	—	13,270	—	13,270
	$362,581	$214,698	$—	$577,279
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $87.9 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 was $202.4 million and $200.4 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these level 2 Notes (as defined in Note 8 "Long-Term Debt") to be $257.0 million as of March 31, 2013 and $245.2 million as of December 31, 2012.
During first quarter 2013, we reassessed an investment accounted for under the cost method and concluded that given their current financial position it was necessary to record an impairment of $6.7 million, which wrote down our carrying amount of our investment to approximately $15.1 million at March 31, 2013. Given that there are no observable inputs relevant to our investment, we assessed pertinent risk factors, and reviewed a thirdparty valuation that used the discounted cash flow method in order to assign a fair market value to our investment.
8. LONG-TERM DEBT:
Senior Convertible Note, Note Hedge and Warrant Transactions
On April 4, 2011, InterDigital issued $230.0 million in aggregate principal amount of its 2.50% Senior Convertible Notes due 2016 (the “Notes”) pursuant to an indenture (the “Indenture”), dated as of April 4, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year. The Notes will mature on March 15, 2016, unless earlier converted or repurchased. The Notes are the company's senior unsecured obligations and rank equally in right of payment with any of the company's future senior unsecured indebtedness, and the Notes are structurally subordinated to the company's future secured indebtedness to the extent of the value of the related collateral and to the indebtedness and other liabilities, including trade payables, of the Company's subsidiaries, except with respect to any subsidiaries that become guarantors pursuant to the terms of the Indenture.
The Notes will be convertible into cash and, if applicable, shares of the Company's common stock at a conversion rate of 17.958 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $55.69 per share), as adjusted for the special cash dividend paid by the Company on December 28, 2012. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances as set forth in the Indenture.
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
On March 29 and March 30, 2011, InterDigital also entered into privately-negotiated warrant transactions with Barclays Bank PLC, through its agent, Barclays Capital Inc., whereby InterDigital sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock at a strike price of $64.09 per share, as adjusted for the special dividend paid by the Company on December 28, 2012. The warrants become exercisable in tranches starting in June 2016. As consideration for the warrants issued on March 29 and March 30, 2011, the Company received, on April 4, 2011, $27.6 million and $4.1 million, respectively.
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
The following table reflects the carrying value of the Company's convertible debt as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(27,575)	(29,609)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$202,425	$200,391
The following table presents the amount of interest cost recognized for the three months ended March 31, 2013 and March 31, 2012 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Contractual coupon interest	$1,438	$1,438
Accretion of debt discount	2,034	1,899
Amortization of financing costs	326	326
Total	$3,798	$3,663

9. VARIABLE INTEREST ENTITIES:
Convida Wireless
On December 21, 2012, we formed a joint venture with Sony Corporation of America to combine Sony's consumer electronics expertise with our wireless machine-to-machine ("M2M") and bandwidth management research. The joint venture, called Convida Wireless, will focus on driving new research in M2M wireless communications and other connectivity areas. Based on the terms of the agreement, the parties will contribute funding and resources for additional M2M research and platform development, which we will perform. Stephens Capital Partners LLC ("Stephens"), the principal investing affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Our agreement with Sony is a multiple-element arrangement that also includes a three-year license to our patents for Sony's sale of 3G and 4G products, effective January 1, 2013, and an amount for past sales.
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless. As of March 31, 2013, the entity has not been funded and, as such, the only balance sheet impact is a noncontrolling interest in expenses incurred to date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2012 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Patent Licensing
Patent licensing royalties of $46.9 million in first quarter 2013 decreased $40.3 million, or 46% over fourth quarter 2012. This sequential decrease was primarily driven by the expiration of the 3G potion of our patent license agreement with Samsung Electronics Company, Ltd. ("Samsung") at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony Corporation of America ("Sony") patent license agreement signed in fourth quarter 2012. Additionally, a $23.0 million decrease in past sales resulting from the signing of a new licensee in fourth quarter 2012 contributed to this sequential decrease in patent licensing royalties.
Arbitration Award
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron Corporation (“Pegatron”).  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association's International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron is required to pay us a total of approximately $29.9 million, including $23.5 million for past royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses.  In addition, in the event Pegatron does not pay the amount due under the award within thirty days, Pegatron must also pay interest at a rate of 18% compounded annually.  Pegatron has not indicated whether it will contest the award, and we will defer recognition of the award until collectibility is reasonably assured.
Technology Solutions
We are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. The arbitration hearing took place in late June 2012, and a decision is expected in 2013. As of March 31, 2013, we have deferred related revenue of $48.1 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months. We have collected $41.9 million of this amount and the remaining $6.2 million is recorded in accounts receivable as of the current balance sheet date.
Repositioning

On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in 2013. During 2012 and first quarter 2013, cash payments of $1.4 million and $10.4 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2012 and March 31, 2013, our accrued repositioning charge was $11.1 million and $2.2 million, respectively. We do not expect to incur additional charges related to the VERP and all remaining severance and related costs are scheduled to be paid within twelve months of the balance sheet date. We did not incur any repositioning charges during first quarter 2012.

Intellectual Property Enforcement
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:
Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents have been asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014.
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244.
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
The ALJ held an evidentiary hearing from February 12, 2013 to February 21, 2013. The ALJ's Initial Determination is due by June 28, 2013, and the target date for the Commission's Final Determination is October 28, 2013.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
On August 1, 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in this proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On March 27, 2013, Nokia filed a motion asking the Federal Circuit to recall its mandate, which the Federal Circuit denied on March 28, 2013. On March 28, 2013, Nokia asked the United States Supreme Court for an extension of time to file a petition for a writ of certiorari from April 10, 2013, to May 10, 2013. On April 1, 2013, the Supreme Court granted the requested extension.

Comparability of Financial Results
When comparing first quarter 2013 financial results against other periods, the following items should be taken into consideration:
•Our first quarter 2013 revenue includes:
◦$0.7 million of past sales related to the resolution of an audit of an existing licensee.
•Our first quarter 2013 operating and other expenses include:
◦a charge of $6.7 million related to an impairment on our investment in other entities; and
◦$1.5 million of expense associated with actions to reposition the company's operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2012 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K. Except as outlined below, there have been no material changes in our existing critical accounting policies from the disclosures included in our 2012 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months.
Cash, cash equivalents and short-term investments
At March 31, 2013 and December 31, 2012, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2013	December 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$368,688	$349,843	$18,845
Short-term investments	267,120	227,436	39,684
Total Cash and cash equivalents and short-term investments	$635,808	$577,279	$58,529
The increase in cash, cash equivalents and short-term investments was primarily attributable to $76.2 million of cash provided by operating activities, which was primarily offset by $18.3 million in capital investments, including patent acquisitions and other long-term investments.
Cash flows from operations
We generated or used the following cash flows from our operating activities in first quarter 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Increase / (Decrease)
Net cash provided by (used in) operating activities	$76,238	$(25,705)	$101,943

The positive operating cash flow during first quarter 2013 was derived principally from cash receipts of $151.8 million from patent license and technology solutions agreements. We received $129.3 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers and $17.9 million of fixed-fee payments. Cash receipts from our technology solutions agreements totaled $4.6 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash cost of patent sales, non-cash compensation) of $46.6 million, cash payments for short-term and long-term incentive compensation of $17.3 million, cash payments for foreign source withholding taxes of $1.8 million and other changes in working capital.

Cash used in operating activities during first quarter 2012 included cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation, accretion of debt discount, and amortization of financing costs) of $39.8 million, cash payments for short-term and long-term incentive compensation of $10.3 million and cash payments for foreign source withholding taxes of $0.9 million. These items were partially offset by $27.2 million of cash receipts from patent license and technology solutions agreements along with other changes in working capital. We received $8.0 million of fixed fee payments and $14.2 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing licensees and a new licensee. Cash receipts from our technology solutions agreements totaled $5.0 million, primarily related to royalties and other license fees associated with our SlimChip modem core.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2013 and December 31, 2012 (in thousands) as follows:

	March 31, 2013	December 31, 2012	Increase / (Decrease)
Current assets	$761,514	$814,347	$(52,833)
Less: current liabilities	164,338	172,913	(8,575)
Working capital	597,176	641,434	(44,258)
Subtract:
Cash and cash equivalents	368,688	349,843	18,845
Short-term investments	267,120	227,436	39,684
Add:
Current deferred revenue	111,949	106,305	5,644
Adjusted working capital	$73,317	$170,460	$(97,143)

The $97.1 million net decrease in adjusted working capital is attributable to decreases in our current assets primarily associated with decreases in accounts receivable of $118.4 million due to cash receipts from patent license and technology solutions agreements. This decrease was partially offset by a net decrease in accrued compensation of $12.8 million and an increase of $6.2 million to deferred tax assets.
Cash flows from investing and financing activities
We used net cash in investing activities of $57.7 million in first quarter 2013 and $19.6 million in first quarter 2012. We purchased $39.4 million and $10.5 million of short-term marketable securities, net of sales, in first quarter 2013 and 2012, respectively. This increase in net purchases in first quarter 2013 was driven by higher cash receipts in first quarter 2013. Investment costs associated with capitalized patent costs and acquisition of patents increased to $17.4 million in first quarter 2013 from $8.6 million in first quarter 2012, primarily due to a patent acquisition during first quarter 2013 and timing differences associated with capitalized patent costs.
Net cash provided by financing activities for first quarter 2013 was $0.3 million, a $28.6 million increase that was primarily due to our repurchases of common stock of $25.3 million in first quarter 2012, which did not recur in first quarter 2013, and $4.6 million due to timing of dividend payments.
Other
Our combined short-term and long-term deferred revenue balance at March 31, 2013 was approximately $254.2 million, a decrease of $13.9 million from December 31, 2012. We have no material obligations associated with such deferred revenue. In first quarter 2013, deferred revenue decreased $13.9 million due to $25.5 million of deferred revenue recognized, offset by a gross increase in deferred revenue of $11.6 million. The deferred revenue recognized was comprised of $16.9 million of amortized fixed-fee royalty payments and $8.6 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees). The gross increase in deferred revenue of $11.6 million primarily related to cash received or due from patent licensees and technology solutions customers.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments and the resolution of the technology solutions agreement arbitration to reduce the March 31, 2013 deferred revenue balance of $254.2 million by $111.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
First Quarter 2013 Compared to First Quarter 2012
Revenues
The following table compares first quarter 2013 revenues to first quarter 2012 revenues (in millions):

	For the Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
Per-unit royalty revenue	$29.3	$34.4	$(5.1)	(15)%
Fixed-fee amortized royalty revenue	16.9	33.7	(16.8)	(50)%
Current patent royalties	46.2	68.1	(21.9)	(32)%
Past sales	0.7	0.5	0.2	40%
Total patent licensing royalties	46.9	68.6	(21.7)	(32)%
Technology solutions revenue	0.5	0.7	(0.2)	(29)%
Total revenue	$47.4	$69.3	$(21.9)	(32)%

The $21.9 million decrease in total revenue was primarily attributable to the $16.8 million decrease in fixed-fee amortized royalty revenue, the majority of which was due to the expiration of the 3G portion of our patent license agreement with Samsung at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony patent license agreement signed in fourth quarter 2012. Per-unit royalty revenue decreased $5.1 million due to lower shipments from our Japanese per-unit licensees and one of our licensees with concentrations in the smartphone market. Past sales of $0.7 million in first quarter 2013 related to the resolution of an audit of an existing licensee. Past sales of $0.5 million in first quarter 2012 related to a new patent license agreement signed during the quarter. The decrease in technology solutions revenue was due to lower royalties recognized in connection with our SlimChip modem IP business.
In both first quarter 2013 and first quarter 2012, 65% of our total revenues were attributable to companies that individually accounted for 10% or more of our total revenues. In first quarter 2013 and first quarter 2012, the following companies accounted for 10% or more of our total revenues:

	For the Three Months Ended March 31,
	2013		2012
Sony	21%		—%
HTC Corporation	20%		11%
BlackBerry	14%		17%
Sharp Corporation	10%		< 10%
Samsung	—%	(a)	37%
______________________________

(a) The 3G portion of our patent license agreement with Samsung expired at the end of 2012.
Operating Expenses

The following table summarizes the changes in operating expenses between first quarter 2013 and first quarter 2012 by category (in millions):

	Three months ended March 31,
	2013	2012	Increase/ (Decrease)
Patent administration and licensing	$36.9	$23.2	$13.7	59%
Development	16.2	17.5	(1.3)	(7)%
Selling, general and administrative	7.8	9.2	(1.4)	(15)%
Repositioning	$1.5	$—	$1.5	—%
Total operating expenses	$62.4	$49.9	$12.5	25%
Operating expenses increased 25% to $62.4 million in first quarter 2013 from $49.9 million in first quarter 2012. Not including $1.5 million in repositioning charges in first quarter 2013, operating expenses would have increased 22%. The $12.5 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$8.4
Patent amortization	1.8
Consulting services	1.7
Patent maintenance and patent evaluation	1.0
Long-term compensation	(1.0)
Personnel-related costs	(0.4)
Strategic alternatives evaluation process costs	(0.4)
Other	(0.1)
Total increase in operating expenses not including repositioning charges	$11.0
Repositioning charges	$1.5
Total increase in operating expenses	$12.5

Intellectual property enforcement and non-patent litigation costs increased $8.4 million primarily due to costs associated with the USITC actions and various arbitrations with our existing licensees. Patent amortization increased $1.8 million due to patent acquisitions in recent years. Consulting services increased $1.7 million primarily to support research and development projects initiated in the last twelve months and patent administration and licensing efforts. The $1.0 million increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. The $1.0 million decrease in long-term compensation was primarily due to a lower accrual rate in 2013 for one of the active program cycles. Personnel-related costs decreased $0.4 million primarily due to lower personnel levels as a result of the VERP initiated in third quarter 2012. We incurred $0.4 million of costs associated with our strategic alternatives evaluation process in first quarter 2012 that did not reoccur in first quarter 2013.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement and non-patent litigation, patent maintenance and patent evaluation, patent amortization, and consulting services costs.
Development Expense: The decrease in development expense was primarily attributable to the above-noted decreases in personnel-related and long-term compensation costs. These decreases were partially offset by an increase in consulting services due to higher levels of outsourced resources used for development projects.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily attributable to the above-noted decreases in personnel-related costs, strategic alternatives evaluation process costs, and long-term compensation costs.
Other (Expense) Income
The following table compares first quarter 2013 other (expense) income to first quarter 2012 other (expense) income (in millions):

	Three months ended March 31,
	2013	2012	(Decrease)/Increase
Interest expense	$(3.8)	$(3.7)	$(0.1)	3%
Other	(6.4)	—	(6.4)	—%
Investment income	0.7	1.0	(0.3)	(30)%
	$(9.5)	$(2.7)	$(6.8)	252%

The increase in other expense primarily resulted from the recognition of a $6.7 million investment impairment during first quarter 2013.
Income tax provision
In first quarter 2013, our effective tax rate was approximately 47.4% based on the statutory federal tax rate net of discrete federal and foreign taxes. During first quarter 2012, our effective tax rate was approximately 34.4% based on the statutory federal tax rate net of discrete foreign taxes. The increase in the effective tax rate resulted from a discrete first quarter 2013 reversal of a valuation allowance against certain deferred tax assets and the impact of additional forecasted state tax expense on the annualized effective tax rate in 2013.
During first quarter 2013 and 2012, we paid approximately $1.8 million and $0.9 million, respectively, of foreign source withholding tax. We previously accrued approximately $1.6 million of the first quarter 2013 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

•
Our expectation that the amortization of fixed fee royalty payments and the resolution of the technology solutions agreement arbitration will reduce our March 31, 2013 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of our various litigation, arbitration and administrative matters;

•	Our ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months; and

•	Our expectation that we will not incur any additional charges related to the VERP.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors of our 2012 Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2012 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 by InterDigital's wholly-owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, "Samsung"), Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei, the “337-TA-868 Respondents”) previously disclosed in the 2012 Form 10-K. On March 4, 2013, InterDigital opposed Samsung's February 21, 2013 motion for partial termination of the USITC investigation as to six of the seven patents asserted against Samsung. On March 6, 2013, InterDigital opposed Huawei's and ZTE's February 22, 2013 motion (which was joined by Nokia on February 28, 2013) to stay the USITC investigation pending pending their respective requests to the Delaware District Court to set a FRAND royalty rate for a license that covers the asserted patents, or in the alternative, until a Final Determination issues in the 337-TA-800 investigation. Also, on March 6, 2013, Samsung responded to Huawei's and ZTE's motion, noting that it does not join their motion, but does not oppose the requested stay. On March 12, 2013, the ALJ denied Huawei's and ZTE's motion to stay the investigation. On March 13, 2013, InterDigital moved to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 by all 337-TA-868 Respondents. On March 25, 2013, the 337-TA-868 Respondents opposed InterDigital's motion.

On February 28, 2013, Nokia filed its answer and counterclaims to InterDigital's complaint filed against Nokia in Delaware District Court, and then amended its answer and counterclaims on March 5, 2013. Nokia asserted counterclaims for breach of contract, breach of implied contract, unfair competition under Cal. Bus. & Prof. Code § 17200, equitable estoppel, a declaration setting FRAND terms and conditions, a declaration that InterDigital is estopped from seeking an exclusion order based on its U.S. declared-essential patents, a declaration of patent misuse, a declaration that InterDigital has failed to offer FRAND terms, a declaration that Nokia has an implied license to the asserted patents, and declarations of non-infringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, Nokia seeks an order that InterDigital specifically perform its purported contracts by not seeking a USITC exclusion order for its essential patents and by granting Nokia a license on FRAND terms and conditions, an injunction preventing InterDigital from participating in a USITC investigation based on essential patents, appropriate damages in an amount to be determined, and any other relief as the court may deem just and proper.

On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On April 1, 2013, Nokia filed its answer and counterclaims to InterDigital's amended Delaware District Court complaint. On April 24, 2013, Samsung filed its answer and a counterclaim to InterDigital's amended Delaware District Court complaint. Samsung asserted a counterclaim for breach of contract. Samsung seeks a judgment that InterDigital has breached its purported contractual commitments, a judgment that the asserted patents are not infringed, are invalid, and unenforceable, an order that InterDigital specifically perform its purported contractual commitments, damages in an amount to be determined, attorneys' fees, costs and expenses, and any other relief as the court may deem just and proper.

On March 14, 2013, Huawei's and ZTE's February 11, 2013 motions to expedite discovery and trial on their FRAND-related counterclaims were denied by the Delaware District Court. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On March 22, 2013, Huawei and ZTE filed their respective answers and counterclaims to InterDigital's amended Delaware District Court complaint. On April 9, 2013, InterDigital filed a motion to dismiss Huawei's and ZTE's counterclaims relating to their FRAND allegations. On April 22, 2013, InterDigital filed a motion to dismiss Nokia's counterclaims relating to its FRAND allegations.

Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. (“Huawei Technologies”) in the Shenzhen Intermediate People's Court in China previously disclosed in the 2012 Form 10-K.  On February 17, 2013, Huawei Technologies filed a notice of appeal with respect to the first proceeding, seeking a finding that InterDigital's conduct constitutes refusal to deal and an order that InterDigital cease purportedly tying 3G and 4G essential patents. On March 11, 2013, InterDigital filed notices of appeal with respect to the judgments in both proceedings, seeking reversal of the court's February 4, 2013 rulings.

Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 by InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”) previously disclosed in the 2011 Form 10-K, the First Quarter 2012 Form 10-Q and the Second Quarter 2012 Form 10-Q. The ALJ held an evidentiary hearing from February 12-21, 2013. The parties submitted initial post-hearing briefs on March 8, 2013 and reply post-hearing briefs on March 22, 2013. The ALJ's Initial Determination is due on or before June 28, 2013, and the target date for the Commission's Final Determination is October 28, 2013.
On April 4, 2013, the U.S. Court of Appeals for the Federal Circuit heard oral argument on InterDigital's appeal of the ALJ's June 4, 2012 order granting LG's motion to terminate the investigation as to LG.
LG Arbitration

Reference is made to the arbitration initiated by LG Electronics, Inc. in March 2012 against InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Communications, LLC (now InterDigital Communications, Inc.). The tribunal has set the procedural schedule for the arbitration and set the hearing for November 2013.

Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2012 Form 10-K. In response to the Commission's February 4, 2013 order requiring the parties to submit comments regarding what further proceedings must be conducted to comply with the Federal Circuit's August 1, 2012 judgment, all parties filed initial responses by February 14, 2013 and reply responses by February 22, 2013. On March 27, 2013, Nokia filed a motion asking the Federal Circuit to recall its January 17, 2013 mandate remanding the proceeding to the Commission for further proceedings. The Federal Circuit denied this motion on March 28, 2013. On March 28, 2013, Nokia asked the United States Supreme Court for an extension of time to file a petition for a writ of certiorari from April 10, 2013, to May 10, 2013. On April 1, 2013, the Supreme Court granted the requested extension.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these proceedings.
Item 1A. RISK FACTORS.

In addition to factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of the 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2012 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered shares of our common stock or repurchases of our common stock under our repurchase program during first quarter 2013 or from April 1, 2013 through April 24, 2013.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†Exhibit 10.1	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.2	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.3	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Jannie K. Lau (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.4	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.5	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.6	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

†	Management contract or compensatory plan or arrangement. Incorporated by reference to the previous filing indicated.

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

INTERDIGITAL, INC.

Date: April 25, 2013	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 25, 2013	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
†Exhibit 10.1	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.2	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.3	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Jannie K. Lau (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.4	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.5	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†Exhibit 10.6	Employment Agreement dated March 14, 2013 between InterDigital, Inc. and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

†	Management contract or compensatory plan or arrangement. Incorporated by reference to the previous filing indicated.

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