Form 10-Q
period 2013-06-30
InterDigital, Inc.
filed 2013-07-26
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	41,182,879
Title of Class	Outstanding at July 23, 2013

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — June 30, 2013 and December 31, 2012	3
Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2013 and 2012	4
Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2013 and 2012	5
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2013 and 2012	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 Quantitative and Qualitative Disclosures About Market Risk	31
Item 4 Controls and Procedures	31
Part II — Other Information:
Item 1 Legal Proceedings	32
Item 1A Risk Factors	33
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6 Exhibits	35
SIGNATURES	36
EXHIBIT INDEX	37
EX-10.1
EX-10.3
EX-10.4
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2013	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$459,023	$349,843
Short-term investments	310,769	227,436
Accounts receivable, less allowances of $1,750	60,609	169,874
Deferred tax assets	42,061	36,997
Prepaid and other current assets	31,416	30,197
Total current assets	903,878	814,347
PROPERTY AND EQUIPMENT, NET	7,195	7,824
PATENTS, NET	192,498	177,557
DEFERRED TAX ASSETS	31,245	30,687
OTHER NON-CURRENT ASSETS	19,087	26,194
	250,025	242,262
TOTAL ASSETS	$1,153,903	$1,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	13,112	9,600
Accrued compensation and related expenses	8,993	20,661
Deferred revenue	116,858	106,305
Taxes payable	1,502	3,960
Dividends payable	4,118	—
Other accrued expenses	21,464	32,387
Total current liabilities	166,047	172,913
LONG-TERM DEBT	204,530	200,391
LONG-TERM DEFERRED REVENUE	265,098	161,820
OTHER LONG-TERM LIABILITIES	—	2,780

TOTAL LIABILITIES	635,675	537,904

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,590 and 69,459 shares issued and 41,180 and 41,050 shares outstanding	696	695
Additional paid-in capital	586,700	579,852
Retained earnings	647,826	659,235
Accumulated other comprehensive income	1,112	864
	1,236,334	1,240,646
Treasury stock, 28,409 shares of common held at cost	721,941	721,941
Total InterDigital, Inc. shareholders’ equity	514,393	518,705
Noncontrolling interest	3,835	—
Total equity	518,228	518,705
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,153,903	$1,056,609

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
REVENUES:
Patent licensing royalties	$67,210	$62,344	$114,121	$130,926
Patent sales	—	$9,000	—	9,000
Technology solutions	482	527	934	1,250
	$67,692	$71,871	$115,055	$141,176

OPERATING EXPENSES:
Patent administration and licensing	33,164	26,200	70,039	49,428
Development	13,477	17,177	29,623	34,666
Selling, general and administrative	8,359	10,920	16,201	20,103
Repositioning	—	—	1,544	—
	55,000	54,297	117,407	104,197

Income (loss) from operations	12,692	17,574	(2,352)	36,979

OTHER INCOME (EXPENSE)	2,899	(2,484)	(6,581)	(5,218)
Income (loss) before income taxes	15,591	15,090	(8,933)	31,761
INCOME TAX (PROVISION) BENEFIT	(6,985)	(5,417)	4,636	(11,158)
NET INCOME (LOSS)	$8,606	$9,673	$(4,297)	$20,603
Net (loss) income attributable to noncontrolling interest	(632)	—	(1,266)	—
NET INCOME (LOSS) ATTRIBUTABLE TO INTERDIGITAL, INC.	$9,238	$9,673	$(3,031)	$20,603
NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.22	$0.22	$(0.07)	$0.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	41,161	43,876	41,150	44,639
NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.22	$0.22	$(0.07)	$0.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,456	44,139	41,150	44,946
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Net income (loss)	$8,606	$9,673	$(4,297)	$20,603
Unrealized gain investments, net of tax	93	—	248	737
Comprehensive income (loss)	$8,699	$9,673	$(4,049)	$21,340
Comprehensive (loss) income attributable to noncontrolling interest	(632)	—	(1,266)	—
Total comprehensive income (loss) attributable to InterDigital, Inc.	$9,331	$9,673	$(2,783)	$21,340

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,297)	$20,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,212	12,586
Amortization of deferred financing fees and accretion of debt discount	4,790	4,515
Deferred revenue recognized	(52,523)	(107,316)
Increase in deferred revenue	166,353	24,570
Deferred income taxes	(5,622)	7,313
Share-based compensation	7,791	3,135
Impairment of long-term investment	6,669	—
Other	57	849
(Increase) decrease in assets:
Receivables	109,265	(10,754)
Deferred charges and other assets	(619)	32
Increase (decrease) in liabilities:
Accounts payable	1,915	906
Accrued compensation and other expenses	(27,783)	930
Accrued taxes payable and other tax contingencies	(2,458)	1,301
Net cash provided by (used in) operating activities	219,750	(41,330)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(213,432)	(211,271)
Sales of short-term investments	129,925	193,055
Purchases of property and equipment	(1,180)	(1,030)
Capitalized patent costs	(14,735)	(14,865)
Acquisition of patents	(13,013)	(13,000)
Long-term investments	(445)	—
Net cash used in investing activities	(112,880)	(47,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	5,101	—
Net proceeds from exercise of stock options	641	590
Payments on long-term debt, including capital lease obligations	—	(180)
Dividends paid	(4,115)	(9,040)
Tax benefit from share-based compensation	683	1,590
Repurchase of common stock	—	(77,745)
Net cash provided by (used in) financing activities	2,310	(84,785)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,180	(173,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	349,843	342,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$459,023	$168,985
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2013, and the results of our operations for the three and six months ended June 30, 2013 and 2012 and our cash flows for the six months June 30, 2013 and 2012. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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

2. REPOSITIONING:
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in first quarter 2013. These charges are included within the repositioning line of our Consolidated Statements of Operations. The majority of the charges represent cash obligations associated with severance. During fourth quarter 2012 and first half 2013, cash payments of $1.4 million and $12.6 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2012 and June 30, 2013, our accrued repositioning charge was $11.1 million and zero, respectively. We do not expect to incur any additional charges related to the VERP. We did not incur any repositioning charges during first half 2012.
3. INCOME TAXES:
In first half 2013, our effective tax rate was approximately 51.9% based on the statutory federal tax rate net of discrete federal and state taxes. During first half 2012, our effective tax rate was approximately 35.1% based on the statutory federal tax rate net of discrete federal and foreign taxes. The increase in the effective tax rate resulted from a discrete first quarter 2013 reversal of a valuation allowance against certain deferred tax assets and the impact of additional forecasted state tax expense on the annualized effective tax rate in 2013.
During first half 2013 and 2012, we paid approximately $2.6 million and $1.3 million, respectively, of foreign source withholding tax. We previously accrued approximately $1.9 million of the first half 2013 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

	For the three months ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$9,238	$9,238	$9,673	$9,673
Denominator:
Weighted-average shares outstanding: Basic	41,161	41,161	43,876	43,876
Dilutive effect of stock options, RSUs, convertible securities, and warrants		295		263
Weighted-average shares outstanding: Diluted		41,456		44,139
Earnings Per Share:
Net income: Basic	$0.22	$0.22	$0.22	$0.22
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		—
Net income: Diluted		$0.22		$0.22

	For the Six Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income applicable to common shareholders	$(3,031)	$(3,031)	$20,603	$20,603
Denominator:
Weighted-average shares outstanding: Basic	41,150	41,150	44,639	44,639
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		307
Weighted-average shares outstanding: Diluted		41,150		44,946
Earnings Per Share:
Net (loss) income: Basic	$(0.07)	$(0.07)	$0.46	$0.46
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		—
Net (loss) income: Diluted		$(0.07)		$0.46
For the three months ended June 30, 2013 and June 30, 2012, options to purchase less than 0.1 million and zero shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2012, 4.0 million shares of common stock issuable under convertible securities and 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
For the six months ended June 30, 2012, options to purchase zero shares of common stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

For the six months ended June 30, 2013, the effects of all potential dilutive securities were excluded from the computation of diluted EPS as a result of the net loss reported in the period.
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
On March 13, 2013, InterDigital moved to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 by all 337-TA-868 Respondents. On March 25, 2013, the 337-TA-868 Respondents opposed InterDigital's motion. On May 10, 2013, the ALJ denied InterDigital's motion to amend the complaint. On July 18, 2013, Samsung moved to stay the 337-TA-868 investigation pending disposition by the Commission of the 337-TA-800 investigation, which is scheduled to be completed by October 28, 2013. Responses to Samsung's motion are due on July 29, 2013. Trial before the ALJ is currently scheduled to begin in December 2013.
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
On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On March 22, 2013, Huawei and ZTE filed their respective answers and counterclaims to InterDigital's amended Delaware District Court complaint. On April 9, 2013, InterDigital filed a motion to dismiss Huawei's and ZTE's counterclaims relating to their FRAND allegations. On April 22, 2013, InterDigital filed a motion to dismiss Nokia's counterclaims relating to its FRAND allegations. On July 12, 2013, the Delaware District Court held a hearing on InterDigital's motions to dismiss. By order issued the same day, the Delaware District Court granted InterDigital's motions, dismissing counterclaims for equitable estoppel, implied license, waiver of the right to injunction or exclusionary relief, and violation of California Bus. & Prof. Code § 17200 with prejudice. It further dismissed the counterclaims for breach of contract and declaratory relief related to InterDigital's FRAND commitments with leave to amend. Any amended pleading was ordered to be filed by August 6, 2013.
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
On February 17, 2013, Huawei filed a notice of appeal with respect to the first proceeding, seeking a finding that InterDigital's conduct constitutes refusal to deal and an order that InterDigital cease purportedly tying 3G and 4G essential patents. On March 11, 2013, InterDigital filed notices of appeal with respect to the judgments in both proceedings, seeking reversal of the court's February 4, 2013 rulings. On July 2, 2013, the Guangdong Province High Court heard argument on InterDigital's appeal with respect to the second proceeding. On July 9, 2013, the Guangdong Province High Court heard argument on InterDigital's and Huawei's appeal with respect to the first proceeding.
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
On January 20, 2012, LG filed a motion to terminate the investigation as it relates to the LG entities, alleging that there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012. On July 6, 2012, the Commission determined not to review the ALJ's order, and the investigation was terminated as to LG. On August 27, 2012, InterDigital filed a petition for review of the ALJ's order in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs were filed on January 22, 2013, and InterDigital's reply brief was filed on February 8, 2013. The Federal Circuit heard oral argument on April 4, 2013. On June 7, 2013, the Federal Circuit reversed the termination of the investigation as to LG, finding that LG's request for termination and arbitration was wholly groundless, and remanded to the Commission for further proceedings. On July 19, 2013, LG filed a petition for rehearing and rehearing en banc. The court has not yet requested briefing in response to LG's petition.
On the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay.

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
The ALJ held an evidentiary hearing from February 12-21, 2013. The parties submitted initial post-hearing briefs on March 8, 2013 and reply post-hearing briefs on March 22, 2013. The ALJ's Initial Determination ("ID") issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Specifically, the ALJ found infringement with respect to claims 1-9 of U.S. Patent No. 7,616,970 (the “'970 patent”), but not as to the other asserted claims of the '970 patent, or any of the other asserted patents. In addition, the ALJ found that the asserted claims of the '970 patent, U.S. Patent No. 7,536,013, and U.S. Patent No. 7,970,127 were invalid in light of the prior art. The ALJ further found that InterDigital had established a licensing-based domestic industry. With respect to the 337-TA-800 Respondents' FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital's licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments. Further, the ALJ found that the 337-TA-800 Respondents had not shown that they are licensed under the asserted patents. On July 10, 2013, the ALJ issued a Recommended Determination on Remedy, concluding that if a violation is found by the Commission, the ALJ recommends the issuance of a Limited Exclusion Order as to all 337-TA-800 Respondents, and cease and desist orders as to 337-TA-800 Respondents Nokia and Huawei.
Petitions for review of the ID to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. InterDigital requested review of certain limited erroneous claim constructions and the ALJ's resulting erroneous determinations that InterDigital's U.S. Patent No. 7,706,830, U.S. Patent No. 8,009,636, U.S. Patent No.7,502,406 and U.S. Patent No.7,706,332 were not infringed and that the claims of the '970 patent are invalid. The 337-TA-800 Respondents requested review of the ALJ's determination that a domestic industry exists as to each of the asserted patents. In addition, the 337-TA-800 Respondents requested review of a number of alleged claims construction errors and the impact of such alleged errors on the infringement and validity of the patents listed above, as well as review of the ALJ's determination that Respondents are not licensed under certain of the asserted patents through a third party. Responses to the various petitions were filed on July 23, 2013. The Commission is expected to determine whether to review the ID, in whole or in part, by August 30, 2013. As noted above, the target date for the Commission to issue its Final Determination is October 28, 2013.
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

The issue of whether LG's claim to arbitrability is wholly groundless was appealed to the Federal Circuit. On June 7, 2013, the Federal Circuit issued an opinion holding that the USITC erred in terminating USITC Proceeding (337-TA-800) as to LG because “there is no plausible argument that the parties' dispute in this case arose under their patent license agreement” and finding that “LG's assertion of arbitrability was 'wholly groundless.'” The Federal Circuit reversed the USITC's order terminating the USITC proceeding as to LG and remanded to the USITC for further proceedings.
On June 25, 2013, the arbitration tribunal granted the parties' joint request to stay the arbitration pending the exhaustion of all appellate rights from the Federal Circuit's decision.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc., alleging a violation of Section 337 of the Tariff Act of 1930 in that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G mobile handsets and components that infringe two of InterDigital's patents. In November and December 2007, a third patent and a fourth patent were added to our complaint against Nokia. The complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. InterDigital's complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.
In addition, on the same date as the filing of USITC Proceeding (337-TA-613), InterDigital also filed a complaint in the Delaware District Court alleging that Nokia's 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC complaint. The complaint seeks a permanent injunction and damages in an amount to be determined. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. Thus, this Delaware action is stayed with respect to the patents in this case until the USITC's determination on these patents becomes final, including any appeals. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action.
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
On May 10, 2013, Nokia filed a petition for a writ of certiorari to the United States Supreme Court (No. 12 -1352). Briefs in opposition to Nokia's petition are due August 14, 2013.
Nokia Delaware Proceeding
In January 2005, Nokia filed a complaint in the Delaware District Court against InterDigital Communications Corporation (now InterDigital, Inc.) and its wholly owned subsidiary InterDigital Technology Corporation, alleging that InterDigital has used false or misleading descriptions or representations regarding the Company's patents' scope, validity and applicability to products built to comply with 3G standards (the “Nokia Delaware Proceeding”). Nokia's amended complaint seeks declaratory relief, injunctive relief and damages, including punitive damages, in an amount to be determined. InterDigital subsequently filed counterclaims based on Nokia's licensing activities as well as Nokia's false or misleading descriptions or representations regarding Nokia's 3G patents and Nokia's undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. InterDigital's counterclaims seek injunctive relief as well as damages, including punitive damages, in an amount to be determined.
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
Other
As of second quarter 2013, InterDigital has accrued a litigation contingency of $3.2 million related to its Huawei China Proceedings.  InterDigital has no further obligations as a result of this or any of the other matters described in this Note 5 to Consolidated Financial Statements, and we have not recorded any additional related liabilities in our financial statements.
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.
Contingency related to Technology Solutions Agreement Arbitration
Our wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.) and InterDigital Technology Corporation are engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing took place in late June 2012, and a decision is expected in 2013. As of June 30, 2013, we have deferred related revenue of $52.6 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months.

Arbitration Award
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron Corporation (“Pegatron”).  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association's International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron is required to pay us approximately $29.9 million, including $23.5 million for past royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses.  On May 15, 2013, InterDigital received $29.9 million.
On May 24, 2013, Pegatron responded to InterDigital's petition to confirm the award, and on June 24, 2013, the U.S. District Court for the Northern District of California entered an Order confirming the award and entered judgment in the matter.

6. EQUITY TRANSACTIONS:

Changes in shareholders’ equity for the six months June 30, 2013 were as follows (in thousands):

Total Shareholders' Equity
Balance as of December 31, 2012	$518,705
Net loss	(3,031)
Unrealized gain on investments, net	248
Cash dividends declared	(8,233)
Net proceeds for exercise of stock options	641
Taxes withheld upon restricted stock unit vestings	(2,411)
Tax benefit from share-based compensation	683
Share-based compensation	7,791
Total InterDigital, Inc. shareholders’ equity	$514,393
Proceeds from noncontrolling interests	5,101
Net (loss) income attributable to noncontrolling interest	(1,266)
Noncontrolling interest	3,835
Total Equity as of June 30, 2013	$518,228
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
In May 2012, our Board of Directors authorized a new share repurchase program, which was expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The Company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During first half 2012, we repurchased 0.1 million shares at a cost of $2.7 million under the 2012 Repurchase Program. Cumulatively, we repurchased 2.6 million shares under the 2012 Repurchase Program for $77.7 million during 2012.
During first half 2013, and from July 1, 2013 through July 25, 2013, we did not make any share repurchases under the 2012 Repurchase Program.
Dividends
Cash dividends on outstanding common stock declared in 2013 and 2012 were as follows (in thousands, except per share data):

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
	$0.20	$8,233

2012	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,469	$4,469
Second quarter	0.10	4,348	8,817
Third quarter	0.10	4,095	12,912
Fourth quarter	1.60	65,643	78,555
	$1.90	$78,555

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At June 30, 2013, four licensees comprised 95% of our net accounts receivable balance. At December 31, 2012, four licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$444,548	$—	$—	$444,548
Mutual and exchange traded funds	100,552	—	—	100,552
Commercial paper (b)	—	163,277	—	163,277
U.S. government securities	—	48,600	—	48,600
Corporate bonds and asset backed securities	—	12,815	—	12,815
	$545,100	$224,692	$—	$769,792
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $14.5 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$261,899	$—	$—	$261,899
Mutual and exchange traded funds	100,682	—	—	100,682
Commercial paper (b)	—	150,868	—	150,868
U.S. government securities	—	50,560	—	50,560
Corporate bonds and asset backed securities	—	13,270	—	13,270
	$362,581	$214,698	$—	$577,279
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $87.9 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 was $204.5 million and $200.4 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these level 2 Notes (as defined in Note 8 "Long-Term Debt") to be $247.0 million as of June 30, 2013 and $245.2 million as of December 31, 2012.

During first half 2013, we reassessed an investment accounted for under the cost method and concluded that given the entity's current financial position it was necessary to record an impairment of $6.7 million during first quarter 2013, which wrote down our carrying amount of our investment to approximately $15.1 million at June 30, 2013. Given that there are no observable inputs relevant to our investment, we assessed pertinent risk factors, and reviewed a third party valuation that used the discounted cash flow method in order to assign a fair market value to our investment.
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
The following table reflects the carrying value of the Company's convertible debt as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(25,470)	(29,609)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$204,530	$200,391
The following table presents the amount of interest cost recognized for the three and six months ended June 30, 2013 and June 30, 2012 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,438	$1,438	$2,876	$2,875
Accretion of debt discount	2,105	1,964	4,139	3,863
Amortization of financing costs	326	326	652	652
Total	$3,869	$3,728	$7,667	$7,390

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
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless. For the six months ended June 30, 2013, we have allocated approximately $1.3 million of Convida Wireless's net loss to non-controlling interests held by other parties.

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
Patent Licensing
Patent licensing royalties of $67.2 million in second quarter 2013 increased $20.3 million, or 43%, over first quarter 2013. This sequential increase was primarily driven by the Pegatron Corporation (“Pegatron”) arbitration award as discussed below.
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron.  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association's International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron is required to pay us approximately $29.9 million, including $23.5 million for past royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses. On May 15, 2013, InterDigital received $29.9 million.
Technology Solutions
We are engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. The arbitration hearing took place in late June 2012, and a decision is expected in 2013. As of June 30, 2013, we have deferred related revenue of $52.6 million pending the resolution of this arbitration and recorded such amount within short-term deferred revenue since we expect a decision within the next twelve months. We have collected $45.5 million of this amount and the remaining $7.1 million is recorded in accounts receivable as of the current balance sheet date.
Repositioning
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in first half 2013. During 2013 and 2012, cash payments of $12.6 million and $1.4 million, respectively, were made for severance and related costs associated with the VERP. As of June 30, 2013 and December 31, 2012, our accrued repositioning charge was zero and $11.1 million, respectively. We did not incur any repositioning charges during second quarter 2013, and we do not expect to incur any additional charges related to the VERP.
Intellectual Property Enforcement
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:
Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents have been asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. Trial before the ALJ is currently scheduled to begin in December 2013.
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
Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. filed a complaint with the USITC against Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the "337-TA-800 Respondents"), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G wireless devices (including WCDMA- and cdma2000-capable mobile phones, USB sticks, mobile hotspots and tablets and components of such devices) that infringe seven of InterDigital's U.S. patents. The action also extends to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States any infringing 3G wireless devices (and components) that are imported by or on behalf of the 337-TA-800 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States.
The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Specifically, the ALJ found infringement with respect to claims 1-9 of U.S. Patent No. 7,616,970 (the “'970 patent”), but not as to the other asserted claims of the '970 patent, or any of the other asserted patents. In addition, the ALJ found that the asserted claims of the '970 patent, U.S. Patent No. 7,536,013, and U.S. Patent No. 7,970,127 were invalid in light of the prior art. The ALJ further found that InterDigital had established a licensing-based domestic industry. With respect to the 337-TA-800 Respondents' FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital's licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments. Further, the ALJ found that the 337-TA-800 Respondents had not shown that they were licensed under the asserted patents. On July 10, 2013, the ALJ issued a Recommended Determination on Remedy, concluding that if a violation is found by the Commission, the ALJ recommends the issuance of a Limited Exclusion Order as to all 337-TA-800 Respondents, and cease and desist orders as to 337-TA-800 Respondents Nokia and Huawei.

Petitions for review of the Initial Determination to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. Responses to the various petitions were filed on July 23, 2013. The Commission is expected to determine whether to review the ID, in whole or in part, by August 30, 2013. The target date for the Commission to issue its Final Determination is October 28, 2013.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
On August 1, 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in this proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On May 10, 2013, Nokia filed a petition for a writ of certiorari to the United States Supreme Court (No. 12 -1352). Briefs in opposition to Nokia's petition are due August 14, 2013.
Comparability of Financial Results
When comparing second quarter 2013 financial results against other periods, the following items should be taken into consideration:
•Our second quarter 2013 revenue and other income includes:
◦$24.2 million of past sales primarily related to the Pegatron arbitration award; and
◦$6.2 million of interest income related to the Pegatron arbitration award.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We also have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months.
Cash, cash equivalents and short-term investments
At June 30, 2013 and December 31, 2012, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2013	December 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$459,023	$349,843	$109,180
Short-term investments	310,769	227,436	83,333
Total Cash and cash equivalents and short-term investments	$769,792	$577,279	$192,513
The increase in cash, cash equivalents and short-term investments was primarily attributable to $219.8 million of cash provided by operating activities, which was primarily offset by $28.2 million in capital investments, including patent acquisitions and other long-term investments.
Cash flows from operations
We generated or used the following cash flows from our operating activities in first half 2013 and 2012 (in thousands):

	For the six months ended June 30,
	2013	2012	Increase / (Decrease)
Net cash provided by (used in) operating activities	$219,750	$(41,330)	$261,080

The positive operating cash flow during first half 2013 was derived principally from cash receipts of $343.4 million from patent license and technology solutions agreements. We received $310.7 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers and $23.4 million of fixed-fee payments. Included in the

$310.7 million of per-unit cash receipts are prepayments totaling $242.4 million from existing licensees. Cash receipts from our technology solutions agreements totaled $9.2 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash cost of patent sales and non-cash compensation) of $93.4 million, cash payments for short-term and long-term incentive compensation of $17.3 million, cash payments for foreign source withholding taxes of $2.6 million and other changes in working capital.

Cash used in operating activities during first half 2012 included cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash cost of patent sales and non-cash compensation) of $87.8 million, cash payments for short-term and long-term incentive compensation of $10.3 million, estimated federal tax payments of $1.5 million and cash payments for foreign source withholding taxes of $1.3 million. These cash uses were partially offset by $47.7 million of cash receipts from patent license, patent sale, and technology solutions agreements along with other changes in working capital. We received $8.0 million of fixed fee payments, $3.0 million of patent sales payments and $27.8 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers and a new licensee. Cash receipts from our technology solutions agreements totaled $8.9 million, primarily related to royalties and other license fees associated with our SlimChip modem core.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments, and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2013 and December 31, 2012 (in thousands) as follows:

	June 30, 2013	December 31, 2012	Increase / (Decrease)
Current assets	$903,878	$814,347	$89,531
Less: current liabilities	166,047	172,913	(6,866)
Working capital	737,831	641,434	96,397
Subtract:
Cash and cash equivalents	459,023	349,843	109,180
Short-term investments	310,769	227,436	83,333
Add:
Current deferred revenue	116,858	106,305	10,553
Adjusted working capital	$84,897	$170,460	$(85,563)

The $85.6 million net decrease in adjusted working capital is primarily attributable to decreases in in accounts receivable of $109.3 million due to cash receipts from patent license and technology solutions agreements. This decrease was partially offset by net decreases in accrued compensation and other accrued expenses totaling $22.6 million. The decreases to accrued compensation and other accrued expenses were primarily attributable to the cash payments for short-term and long-term compensation discussed above and accrued repositioning payments related to the VERP.
Cash flows from investing and financing activities
We used net cash in investing activities of $112.9 million in first half 2013 and $47.1 million in first half 2012. We purchased $83.5 million and $18.2 million of short-term marketable securities, net of sales, in first half 2013 and 2012, respectively. This increase in net purchases in first half 2013 was driven by higher cash receipts in first half 2013. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $27.7 million in first half 2013 from $27.9 million in first half 2012, primarily due to timing differences associated with capitalized patent costs.

Net cash provided by financing activities for first half 2013 was $2.3 million, an $87.1 million increase from first half 2012 that was primarily due to our repurchases of common stock of $77.7 million in second quarter 2012, which did not recur in first half 2013, $4.9 million due to timing of dividend payments, and $5.1 million related to proceeds from non-controlling interests.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2013 was approximately $382.0 million, an increase of $113.8 million from December 31, 2012. We have no material obligations associated with such deferred revenue. In first half 2013, deferred revenue increased $113.8 million due to a gross increase in deferred revenue of $166.4 million, primarily associated with new prepayments, which were partially offset by $52.5 million of deferred revenue recognized. The deferred revenue recognized was comprised of $33.8 million of amortized fixed-fee royalty payments and $18.7 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments and the resolution of the technology solutions agreement arbitration to reduce the June 30, 2013 deferred revenue balance of $382.0 million by $116.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
Second Quarter 2013 Compared to Second Quarter 2012
Revenues
The following table compares second quarter 2013 revenues to second quarter 2012 revenues (in millions):

	For the three months ended June 30,
	2013	2012	Increase/(Decrease)
Per-unit royalty revenue	$26.1	$27.4	$(1.3)	(5)%
Fixed-fee amortized royalty revenue	16.9	33.8	(16.9)	(50)%
Current patent royalties	43.0	61.2	(18.2)	(30)%
Past sales	24.2	1.2	23.0	1,917%
Total patent licensing royalties	67.2	62.4	4.8	8%
Patent sales revenue	—	9.0	(9.0)	(100)%
Technology solutions revenue	0.5	0.5	—	—%
Total revenue	$67.7	$71.9	$(4.2)	(6)%

The $4.2 million decrease in total revenue was primarily attributable to the $16.9 million decrease in fixed-fee amortized royalty revenue, as well as a $9.0 million decrease in patent sales, partially offset by a $23.0 million increase in past sales revenue. The majority of the fixed-fee amortized royalty revenue decrease was due to the expiration of the 3G portion of our patent license agreement with Samsung at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony patent license agreement signed in fourth quarter 2012. Per-unit royalty revenue decreased $1.3 million due to lower shipments from our Japanese per-unit licensees and one of our licensees with concentrations in the smartphone market. Past sales of $24.2 million in second quarter 2013 related primarily to the previously discussed Pegatron arbitration award.
In both second quarter 2013 and second quarter 2012, 61% of our total revenues were attributable to companies that individually accounted for 10% or more of our total revenues. In second quarter 2013 and second quarter 2012, the following companies accounted for 10% or more of our total revenues:

	For the three months ended June 30,
	2013	2012
Pegatron Corporation	35%	< 10%
Sony Corporation of America	15%	—%
BlackBerry	11%	12%
Nufront Mobile Communications Technology Co. Ltd.	—%	13%
Samsung Electronics Company, Ltd.	—%	36%

Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2013 and second quarter 2012 by category (in millions):

	Three months ended June 30,
	2013	2012	Increase/ (Decrease)
Patent administration and licensing	$33.2	$26.2	$7.0	27%
Development	13.5	17.2	(3.7)	(22)%
Selling, general and administrative	8.3	10.9	(2.6)	(24)%
Total operating expenses	$55.0	$54.3	$0.7	1%
Operating expenses increased 1% to $55.0 million in second quarter 2013 from $54.3 million in second quarter 2012. The $0.7 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	3.7
Patent amortization	2.1
Patent maintenance and patent evaluation	0.7
Other	0.4
Facilities expense	0.2
Cost of patent sale	(0.7)
Personnel-related costs	(2.2)
Long-term compensation	(3.5)
Total increase in operating expenses	$0.7

Intellectual property enforcement and non-patent litigation costs increased $3.7 million primarily due to costs associated with the USITC actions. This increase in intellectual property enforcement was partially offset by a decrease in non-patent litigation costs due to lower activity in the previously discussed arbitration proceeding related to one of our technology solutions agreements. Patent amortization increased $2.1 million due to patent acquisitions in recent years. The $0.7 million increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. The $0.2 million increase in facilities expense related to the expansion of our facilities in second half 2012. The $5.7 million decrease in long-term compensation and personnel-related costs was primarily due to lower accrual rates in 2013 for our performance compensation plans and lower personnel levels as a result of the VERP initiated in third quarter 2012. We recognized $0.7 million of expense during second quarter 2012 to remove the remaining net book value of patents sold during that quarter.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, patent maintenance and patent evaluation, and patent amortization. These increases were partially offset by the above-noted decreases in personnel-related and long-term compensation costs.

Development Expense: The decrease in development expense was primarily attributable to the above-noted decreases in personnel-related and long-term compensation costs.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily attributable to the above-noted decreases in non-patent litigation costs, personnel-related costs, and long-term compensation costs. These decreases were partially offset by increased facilities costs.
Other Income (Expense)
The following table compares second quarter 2013 other (expense) income to second quarter 2012 other (expense) income (in millions):

	Three months ended June 30,
	2013	2012	Change
Interest expense	$(3.9)	$(3.7)	$(0.2)	5%
Other	(0.6)	$(0.2)	(0.4)	200%
Investment income	7.4	$1.4	6.0	429%
	$2.9	$(2.5)	$5.4	(216)%

The change in other income primarily resulted from the interest income associated with the previously discussed Pegatron arbitration award received in second quarter 2013.
Income tax provision
In second quarter 2013, our effective tax rate was approximately 44.8% based on the statutory federal tax rate net of discrete federal and foreign taxes. During second quarter 2012, our effective tax rate was approximately 35.9% based on the statutory federal tax rate net of discrete foreign taxes. The increase in the effective tax rate resulted from a discrete first quarter 2013 reversal of a valuation allowance against certain deferred tax assets and the impact of additional forecasted state tax expense on the annualized effective tax rate in 2013.
First Half 2013 Compared to First Half 2012
Revenues
The following table compares first half 2013 revenues to first half 2012 revenues (in millions):

	For the six months ended June 30,
	2013	2012	Increase/(Decrease)
Per-unit royalty revenue	$55.4	$61.9	$(6.5)	(11)%
Fixed-fee amortized royalty revenue	33.8	67.4	(33.6)	(50)%
Current patent royalties	89.2	129.3	(40.1)	(31)%
Past sales	24.9	1.6	23.3	1,456%
Total patent licensing royalties	114.1	130.9	(16.8)	(13)%
Patent sales revenue	—	9.0	(9.0)	(100)%
Technology solutions revenue	0.9	1.3	(0.4)	(31)%
Total revenue	$115.0	$141.2	$(26.2)	(19)%

The $26.2 million decrease in total revenue was primarily attributable to the $33.6 million decrease in fixed-fee amortized royalty revenue, the majority of which was due to the expiration of the 3G portion of our patent license agreement with Samsung at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony patent license agreement signed in fourth quarter 2012 and a $23.3 million increase in past sales revenue. Per-unit royalty revenue decreased $6.5 million due to lower shipments from our Japanese per-unit licensees and one of our licensees with concentrations in the smartphone market. Past sales of $24.9 million in first half 2013 related primarily to the Pegatron arbitration award. The decrease in technology solutions revenue was due to lower royalties recognized in connection with our SlimChip modem IP business.
In first half 2013 and first half 2012, 63% and 51% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In first half 2013 and first half 2012, the following companies accounted for 10% or more of our total revenues:

	For the six months ended June 30,
	2013	2012
Pegatron Corporation	21%	< 10%
Sony Corporation of America	17%	—%
HTC Corporation	13%	< 10%
Blackberry	12%	15%
Samsung Electronics Company, Ltd.	—%	36%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2013 and first half 2012 by category (in millions):

	For the six months ended June 30,
	2013	2012	Increase/ (Decrease)
Patent administration and licensing	$70.0	$49.4	$20.6	42%
Development	29.6	34.7	(5.1)	(15)%
Selling, general and administrative	16.3	20.1	(3.8)	(19)%
Repositioning	1.5	$—	1.5	—%
Total operating expenses	$117.4	$104.2	$13.2	13%
Operating expenses increased 13% to $117.4 million in first half 2013 from $104.2 million in first half 2012. Not including $1.5 million in repositioning charges in first half 2013, operating expenses would have increased 11%. The $13.2 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$12.1
Patent amortization	3.7
Patent maintenance and patent evaluation	1.8
Consulting services	1.5
Other	0.3
Cost of patent sales	(0.7)
Personnel-related costs	(2.3)
Long-term compensation	(4.7)
Total increase in operating expenses not including repositioning charges	$11.7
Repositioning charges	1.5
Total increase in operating expenses	$13.2

Intellectual property enforcement and non-patent litigation costs increased $12.1 million primarily due to costs associated with the USITC actions and various arbitrations with our existing licensees. This increase in intellectual property enforcement was partially offset by a decrease in non-patent litigation costs due to lower activity in the previously discussed arbitration proceeding related to one of our technology solutions agreements. Patent amortization increased $3.7 million due to patent acquisitions in recent years. Consulting services increased $1.5 million primarily to support research and development projects initiated in the last twelve months and a transition from personnel costs to consulting services as a result of the VERP.

The $1.8 million increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. The $7.0 million decrease in long-term compensation and personnel-related costs was primarily due to lower accrual rates in 2013 for our performance compensation plans and lower personnel levels as a result of the VERP initiated in third quarter 2012.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, patent maintenance and patent evaluation, and patent amortization, partially offset by decreases long-term compensation and personnel-related costs discussed above.
Development Expense: The decrease in development expense was primarily attributable to the above-noted decreases in personnel-related and long-term compensation costs. These decreases were partially offset by an increase in consulting services due to higher levels of outsourced resources used for development projects.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily attributable to decreases in non-patent litigation costs related to an arbitration involving one of our technology solutions agreements as well as decreases in long-term compensation and personnel-related costs discussed above. These decreases were partially offset by an increase in consulting services as a result of the VERP.
Repositioning: We recognized an additional charge of $1.5 million in first half 2013 related to the VERP previously discussed. The majority of the charge represents cash obligations associated with severance.

Other (Expense) Income
The following table compares first half 2013 other (expense) income to first half 2012 other (expense) income (in millions):

	For the six months ended June 30,
	2013	2012	Change
Interest expense	$(7.7)	$(7.4)	$(0.3)	4%
Other	(7.0)	$(0.2)	(6.8)	3,400%
Investment income	8.1	$2.4	5.7	238%
	$(6.6)	$(5.2)	$(1.4)	27%

The change in other expense primarily resulted from the recognition of a $6.7 million investment impairment during first half 2013, partially offset by an increase in investment income that primarily resulted from interest income associated with the Pegatron arbitration award received in second quarter 2013.
Income tax provision
In first half 2013, our effective tax rate was approximately 51.9% based on the statutory federal tax rate net of discrete federal and foreign taxes. During first half 2012, our effective tax rate was approximately 35.1% based on the statutory federal tax rate net of discrete foreign taxes. The increase in the effective tax rate resulted from a discrete first half 2013 reversal of a valuation allowance against certain deferred tax assets and the impact of additional forecasted state tax expense on the annualized effective tax rate in 2013.
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

•
Our expectation that the amortization of fixed fee royalty payments and the resolution of the technology solutions agreement arbitration will reduce our June 30, 2013 deferred revenue balance over the next twelve months;

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
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. Risk Factors of our 2012 Form 10-K and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2012 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 by InterDigital's wholly-owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, "Samsung"), Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei, the “337-TA-868 Respondents”) previously disclosed in the 2012 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "First Quarter 2013 10-Q"). On May 10, 2013, the ALJ denied InterDigital's motion to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 by all 337-TA-868 Respondents. On July 18, 2013, Samsung moved to stay the 337-TA-868 investigation pending disposition by the Commission of the 337-TA-800 investigation, which is scheduled to be completed by October 28, 2013. Responses to Samsung's motion are due on July 29, 2013. Trial before the ALJ is currently scheduled to begin in December 2013.
    On July 12, 2013, the Delaware District Court held a hearing on InterDigital's motions to dismiss Huawei's, ZTE's and Nokia's counterclaims relating to their FRAND allegations. By order issued the same day, the Delaware District Court granted InterDigital's motions, dismissing counterclaims for equitable estoppel, implied license, waiver of the right to injunction or exclusionary relief, and violation of California Bus. & Prof. Code § 17200 with prejudice. It further dismissed the counterclaims for breach of contract and declaratory relief related to InterDigital's FRAND commitments with leave to amend. Any amended pleading was ordered to be filed by August 6, 2013.

Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. (“Huawei Technologies”) in the Shenzhen Intermediate People's Court in China previously disclosed in the 2012 Form 10-K and the First Quarter 2013 Form 10-Q.  On July 2, 2013, the Guangdong Province High Court heard argument on InterDigital's appeal with respect to the second proceeding, and on July 9, 2013, the Guangdong Province High Court heard argument on InterDigital's and Huawei's appeal with respect to the first proceeding.

Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 by InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”) previously disclosed in the 2012 Form 10-K and the First Quarter 2013 Form 10-Q. The ALJ's Initial Determination ("ID") in USITC Proceeding 337-TA-800 issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Specifically, the ALJ found infringement with respect to claims 1-9 of U.S. Patent No. 7,616,970 (the “'970 patent”), but not as to the other asserted claims of the '970 patent, or any of the other asserted patents. In addition, the ALJ found that the asserted claims of the '970 patent, U.S. Patent No. 7,536,013, and U.S. Patent No. 7,970,127 were invalid in light of the prior art. The ALJ further found that InterDigital had established a licensing-based domestic industry. With respect to the 337-TA-800 Respondents' FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital's licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments. Further, the ALJ found that the 337-TA-800 Respondents had not shown that they were licensed under the asserted patents. On July 10, 2013, the ALJ issued a Recommended Determination on Remedy, concluding that if a violation is found by the Commission, the ALJ recommends the issuance of a Limited Exclusion Order as to all 337-TA 800 Respondents, and cease and desist orders as to 337-TA-800 Respondents Nokia and Huawei.

Petitions for review of the ID to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. InterDigital requested review of certain limited erroneous claim constructions and the ALJ's resulting erroneous determinations that InterDigital's U.S. Patent No. 7,706,830, U.S. Patent No. 8,009,636, U.S. Patent No.7,502,406 and U.S. Patent No.7,706,332 were not infringed and that the claims of the '970 patent are invalid. The 337-TA-800 Respondents requested review of the ALJ's determination that a domestic industry exists as to each of the asserted patents. In addition, the 337-TA-800 Respondents requested review of a number of alleged claims construction errors and the impact of such alleged errors on the infringement and validity of the patents listed above, as well as review of the ALJ's determination that Respondents are not licensed under certain of the asserted patents through a third party. Responses to the various petitions were filed on July 23, 2013. The Commission is expected to determine whether to review the ID, in whole or in part, by August 30, 2013. As noted above, the target date for the Commission to issue its Final Determination is October 28, 2013.
On June 7, 2013, the Federal Circuit reversed the termination of the USITC investigation as to LG, finding that LG's request for termination and arbitration was wholly groundless, and remanded to the Commission for further proceedings. On July 19, 2013, LG filed a petition for rehearing and rehearing en banc. The court has not yet requested briefing in response to LG's petition.
LG Arbitration

Reference is made to the arbitration initiated by LG Electronics, Inc. in March 2012 against InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Communications, LLC (now InterDigital Communications, Inc.) previously disclosed in the 2012 Form 10-K and the First Quarter 2013 Form 10-Q. The issue of whether LG's claim to arbitrability is wholly groundless was appealed to the Federal Circuit. On June 7, 2013, the Federal Circuit issued an opinion holding that the USITC erred in terminating USITC Proceeding (337-TA-800) as to LG because “there is no plausible argument that the parties' dispute in this case arose under their patent license agreement” and finding that “LG's assertion of arbitrability was 'wholly groundless.'” The Federal Circuit reversed the USITC's order terminating the USITC proceeding as to LG and remanded to the USITC for further proceedings. On June 25, 2013, the arbitration tribunal granted the parties' joint request to stay the arbitration pending the exhaustion of all appellate rights from the Federal Circuit's decision.

Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2012 Form 10-K and the First Quarter 2013 Form 10-Q. On May 10, 2013, Nokia filed a petition for a writ of certiorari to the United States Supreme Court (No. 12 -1352). Briefs in opposition to Nokia's petition are due August 14, 2013.
Pegatron Arbitration Award
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron Corporation (“Pegatron”).  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association's International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron is required to pay us approximately $29.9 million, including $23.5 million for past royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses.  On May 15, 2013, InterDigital received $29.9 million.
On May 24, 2013, Pegatron responded to InterDigital's petition to confirm the award, and on June 24, 2013, the U.S. District Court for the Northern District of California entered an Order confirming the award and entered judgment in the matter.
See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these proceedings.
Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A. Risk Factors of the 2012 Form 10-K for information concerning risk factors. We are updating our risk factors to amend the risk factor set forth below. The following risk factor should be read in conjunction with the other risk factors set forth in the 2012 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2012 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Rulings in third party legal proceedings, increased scrutiny by regulatory authorities, the outcome of potential patent legislation, USPTO rule changes and international patent rule changes may affect our strategies for patent prosecution, licensing and enforcement and may increase our costs of doing business and/or lead to monetary fines, penalties or other remedies or sanctions.

The potential effect of rulings in legal proceedings among third parties may affect our strategies for patent prosecution, licensing and enforcement. In addition, domestic and foreign regulatory authorities have recently increased their scrutiny of the use of standard essential patents in the mobile wireless industry, including the enforcement of such patents against competitors. Such scrutiny has resulted in inquiries that may lead to enforcement actions against the Company and/or impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could result in monetary fines, penalties or other remedies or sanctions, which could adversely affect our business and financial condition.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered shares of our common stock or repurchases of our common stock under our repurchase program during second quarter 2013 or from July 1, 2013 through July 25, 2013.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†Exhibit 10.1	Amendment to 2009 Stock Incentive Plan.

†*Exhibit 10.2	InterDigital, Inc. Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).

†Exhibit 10.3	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors).

†Exhibit 10.4	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Nonemployee Directors).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to the previous filing indicated.

**
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

INTERDIGITAL, INC.

Date: July 26, 2013	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: July 26, 2013	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
†Exhibit 10.1	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013.

†*Exhibit 10.2	InterDigital, Inc. Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).

†Exhibit 10.3	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Nonemployee Directors).

†Exhibit 10.4	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Nonemployee Directors).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to the previous filing indicated.

**
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