Form 10-Q
period 2013-09-30
InterDigital, Inc.
filed 2013-10-31
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	41,192,391
Title of Class	Outstanding at October 29, 2013

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$555,543	$349,843
Short-term investments	201,299	227,436
Accounts receivable, less allowances of $1,750	67,392	169,874
Deferred tax assets	24,541	36,997
Prepaid and other current assets	30,519	30,197
Total current assets	879,294	814,347
PROPERTY AND EQUIPMENT, NET	8,970	7,824
PATENTS, NET	193,787	177,557
DEFERRED TAX ASSETS	28,899	30,687
OTHER NON-CURRENT ASSETS	18,635	26,194
	250,291	242,262
TOTAL ASSETS	$1,129,585	$1,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	13,230	9,600
Accrued compensation and related expenses	11,910	20,661
Deferred revenue	71,225	106,305
Taxes payable	1,732	3,960
Dividends payable	4,119	—
Other accrued expenses	24,331	32,387
Total current liabilities	126,547	172,913
LONG-TERM DEBT	206,635	200,391
LONG-TERM DEFERRED REVENUE	248,989	161,820
OTHER LONG-TERM LIABILITIES	90	2,780

TOTAL LIABILITIES	582,261	537,904

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,596 and 69,459 shares issued and 41,187 and 41,050 shares outstanding	696	695
Additional paid-in capital	593,564	579,852
Retained earnings	670,291	659,235
Accumulated other comprehensive income	154	864
	1,264,705	1,240,646
Treasury stock, 28,409 shares of common held at cost	721,941	721,941
Total InterDigital, Inc. shareholders’ equity	542,764	518,705
Noncontrolling interest	4,560	—
Total equity	547,324	518,705
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,129,585	$1,056,609

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
REVENUES:
Patent licensing royalties	$55,755	$58,384	$169,876	$189,310
Patent sales	—	375,000	—	384,000
Technology solutions	54,868	626	55,802	1,876
	$110,623	$434,010	$225,678	$575,186

OPERATING EXPENSES:
Patent administration and licensing	36,786	45,551	106,825	94,979
Development	15,772	16,375	45,395	51,041
Selling, general and administrative	8,937	8,865	25,138	28,968
Repositioning	—	—	1,544	—
	61,495	70,791	178,902	174,988

Income from operations	49,128	363,219	46,776	400,198

OTHER EXPENSE	(2,950)	(2,708)	(9,531)	(7,926)
Income before income taxes	46,178	360,511	37,245	392,272
INCOME TAX PROVISION	(20,068)	(124,842)	(15,432)	(136,000)
NET INCOME	$26,110	$235,669	$21,813	$256,272
Net loss attributable to noncontrolling interest	(550)	—	(1,816)	—
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$26,660	$235,669	$23,629	$256,272
NET INCOME PER COMMON SHARE — BASIC	$0.65	$5.61	$0.57	$5.86
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	41,185	42,024	41,162	43,761
NET INCOME PER COMMON SHARE — DILUTED	$0.64	$5.56	$0.57	$5.81
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,448	42,353	41,467	44,072
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net income	$26,110	$235,669	$21,813	$256,272
Unrealized (loss) gain investments, net of tax	(958)	709	(710)	1,446
Comprehensive income	$25,152	$236,378	$21,103	$257,718
Comprehensive loss attributable to noncontrolling interest	(550)	—	(1,816)	—
Total comprehensive income attributable to InterDigital, Inc.	$25,702	$236,378	$22,919	$257,718

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,813	$256,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,063	19,213
Amortization of deferred financing fees and accretion of debt discount	7,222	6,806
Deferred revenue recognized	(135,187)	(155,344)
Increase in deferred revenue	187,276	29,220
Deferred income taxes	14,244	(2,256)
Share-based compensation	11,835	4,637
Non-cash cost of patent sales	—	10,654
Impairment of long-term investment	6,669	—
Other	638	154
Decrease (increase) in assets:
Receivables	102,482	(8,223)
Deferred charges and other assets	(243)	(728)
Increase (decrease) in liabilities:
Accounts payable	(527)	8,338
Accrued compensation and other expenses	(19,337)	1,193
Accrued taxes payable and other tax contingencies	(2,228)	130,486
Net cash provided by operating activities	218,720	300,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(292,906)	(267,737)
Sales of short-term investments	317,973	345,551
Purchases of property and equipment	(2,732)	(1,979)
Capitalized patent costs	(21,537)	(19,783)
Acquisition of patents	(13,013)	(13,750)
Purchases of long-term investments	(445)	—
Net cash (used in) provided by investing activities	(12,660)	42,302
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	6,376	—
Net proceeds from exercise of stock options	734	713
Payments on long-term debt, including capital lease obligations	—	(180)
Dividends paid	(8,233)	(13,388)
Tax benefit from share-based compensation	763	1,506
Repurchase of common stock	—	(152,694)
Net cash used in financing activities	(360)	(164,043)
NET INCREASE IN CASH AND CASH EQUIVALENTS	205,700	178,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	349,843	342,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$555,543	$520,892
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2013, and the results of our operations for the three and nine months ended September 30, 2013 and 2012 and our cash flows for the nine months ended September 30, 2013 and 2012. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Guidance
Accounting Standards Updates: Presentation of Comprehensive Income

In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The amended standard has not impacted the Company's financial position or results of operations.

Accounting Standards Updates: Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; however, early adoption is permitted. We do not expect this guidance to have a material impact on our results of operations or financial position.

2. REPOSITIONING:
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in first quarter 2013. These charges are included within the repositioning line of our Condensed Consolidated Statements of Income. The majority of the charges represent cash obligations associated with severance. During fourth quarter 2012 and first nine months 2013, cash payments of $1.4 million and $12.6 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2012 and September 30, 2013, our accrued repositioning charge was $11.1 million and zero, respectively. We do not expect to incur any additional charges related to the VERP. We did not incur any repositioning charges during first nine months 2012.
3. INCOME TAXES:
In first nine months 2013, our effective tax rate was approximately 41.4% based on the statutory federal tax rate net of discrete federal and state taxes. During first nine months 2012, our effective tax rate was approximately 34.7% based on the statutory federal tax rate net of discrete federal and foreign taxes. The increase in the effective tax rate resulted from the impact of additional forecasted state tax expense, resulting, in part, from the Company's income mix related to the increase in technology solutions revenue, on the annualized effective tax rate in 2013 and was partially offset by a discrete first quarter 2013 reversal of a valuation allowance against certain deferred tax assets.
During first nine months 2013 and 2012, we paid approximately $2.8 million and $1.4 million, respectively, of foreign source withholding tax. We previously accrued approximately $2.1 million of the first nine months 2013 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
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

	For the Three Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$26,660	$26,660	$235,669	$235,669
Denominator:
Weighted-average shares outstanding: Basic	41,185	41,185	42,024	42,024
Dilutive effect of stock options, RSUs, convertible securities, and warrants		263		329
Weighted-average shares outstanding: Diluted		41,448		42,353
Earnings Per Share:
Net income: Basic	$0.65	$0.65	$5.61	$5.61
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.01)		(0.05)
Net income: Diluted		$0.64		$5.56

	For the Nine Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$23,629	$23,629	$256,272	$256,272
Denominator:
Weighted-average shares outstanding: Basic	41,162	41,162	43,761	43,761
Dilutive effect of stock options, RSUs, convertible securities, and warrants		305		311
Weighted-average shares outstanding: Diluted		41,467		44,072
Earnings Per Share:
Net income: Basic	$0.57	$0.57	$5.86	$5.86
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		(0.05)
Net income: Diluted		$0.57		$5.81
For the three and nine months ended September 30, 2013, options to purchase less than 0.1 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, options to purchase zero shares of common stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
For the three and nine months ended September 30, 2013 and 2012, 4.0 million shares of common stock issuable under convertible securities and 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
5. LITIGATION AND LEGAL PROCEEDINGS:
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

On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination ("ID") to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the

Commission’s final determination are now May 12, 2014 and September 10, 2014, respectively. The trial dates remain unchanged.

On February 21, 2013, Samsung moved for partial termination of the investigation as to six of the seven patents asserted against Samsung, alleging that Samsung was authorized to import the specific 3G or 4G devices that InterDigital relied on to form the basis of its complaint. InterDigital opposed this motion on March 4, 2013. On May 10, 2013, the ALJ denied Samsung’s motion for partial termination.

On February 22, 2013, Huawei and ZTE moved to stay the investigation pending their respective requests to the United States District Court for the District of Delaware (described below) to set a fair, reasonable and non-discriminatory (“FRAND”) royalty rate for a license that covers the asserted patents, or in the alternative, until a Final Determination issues in the 337-TA-800 investigation. Nokia joined this motion on February 28, 2013, and InterDigital opposed it on March 6, 2013. Also, on March 6, 2013, Samsung responded to Huawei’s and ZTE’s motion, noting that it does not join their motion, but does not oppose the requested stay. On March 12, 2013, the ALJ denied Huawei’s and ZTE’s motion to stay the investigation.

On March 13, 2013, InterDigital moved to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 by all 337-TA-868 Respondents. On March 25, 2013, the 337-TA-868 Respondents opposed InterDigital’s motion. On May 10, 2013, the ALJ denied InterDigital’s motion to amend the complaint. On July 18, 2013, Samsung moved to stay the 337-TA-868 investigation pending disposition by the Commission of the 337-TA-800 investigation, which is scheduled to be completed by December 19, 2013. InterDigital opposed this motion on July 29, 2013. On August 8, 2013, the ALJ denied this motion. On June 19, 2013, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of over 30 collective claims from five of the seven asserted patents. The ALJ granted this motion on June 24, 2013. On August 22, 2013, InterDigital also filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of eight collective claims from the other two asserted patents. The ALJ granted this motion on August 26, 2013.

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

On February 28, 2013, Nokia filed its answer and counterclaims to InterDigital's Delaware District Court complaint, and then amended its answer and counterclaims on March 5, 2013. Nokia asserted counterclaims for breach of contract, breach of implied contract, unfair competition under Cal. Bus. & Prof. Code § 17200, equitable estoppel, a declaration setting FRAND terms and conditions, a declaration that InterDigital is estopped from seeking an exclusion order based on its U.S. declared-essential patents, a declaration of patent misuse, a declaration that InterDigital has failed to offer FRAND terms, a declaration that Nokia has an implied license to the asserted patents, and declarations of non-infringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, Nokia seeks an order that InterDigital specifically perform its purported contracts by not seeking a USITC exclusion order for its essential patents and by granting Nokia a license on FRAND terms and conditions, an injunction preventing InterDigital from participating in a USITC investigation based on essential patents, appropriate damages in an amount to be determined, including all attorney’s fees and costs spent in participating in all three USITC Investigations (337-TA-868, 337-TA-800 and 337-TA-613), and any other relief as the court may deem just and proper.

On March 13, 2013, InterDigital filed an amended Delaware District Court complaint against Nokia and Samsung, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On April 1, 2013, Nokia filed its answer and counterclaims to InterDigital’s amended Delaware District Court complaint. On April 24, 2013, Samsung filed its answer and a counterclaim to InterDigital's amended Delaware District Court complaint. Samsung asserted a counterclaim for breach of contract. Samsung seeks a judgment that InterDigital has breached its purported contractual commitments, a judgment that the asserted patents are not infringed, are invalid, and unenforceable, an order that InterDigital specifically perform its purported contractual commitments, damages in an amount to be determined, attorneys' fees, costs and expenses, and any other relief as the court may deem just and proper.

On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On March 22, 2013, Huawei and ZTE filed their respective answers and counterclaims to InterDigital’s amended Delaware District Court complaint. On April 9, 2013, InterDigital filed a motion to dismiss Huawei’s and ZTE’s counterclaims relating to their FRAND allegations. On April 22, 2013, InterDigital filed a motion to dismiss Nokia’s counterclaims relating to its FRAND allegations. On July 12, 2013, the Delaware District Court held a hearing on InterDigital’s motions to dismiss. By order issued the same day, the Delaware District Court granted InterDigital’s motions, dismissing counterclaims for equitable estoppel, implied license, waiver of the right to injunction or exclusionary relief, and violation of California Bus. & Prof. Code § 17200 with prejudice. It further dismissed the counterclaims for breach of contract and declaratory relief related to InterDigital’s FRAND commitments with leave to amend.

In June 2013, the Delaware District Court set separate schedules for InterDigital’s cases against Nokia, Huawei and ZTE, on the one hand, and Samsung, on the other. On June 10, 2013, the court set a schedule in InterDigital’s case against Samsung that includes a trial beginning on June 15, 2015. On June 26, 2013, the court set a common pretrial schedule in InterDigital’s cases against Nokia, Huawei, and ZTE, along with separate trials beginning on the following days: September 8, 2014 for Nokia, October 6, 2014 for Huawei, and October 20, 2014 for ZTE.

On August 6, 2013, Huawei, Nokia, and ZTE filed answers and amended counterclaims for breach of contract and for declaratory judgments seeking determination of FRAND terms. The counterclaims also continue to seek declarations of noninfringement, invalidity, and unenforceability. Nokia also continued to assert a counterclaim for a declaration of patent misuse. On August 30, 2013, InterDigital filed a motion to dismiss the declaratory judgment counterclaims relating to the request for determination of FRAND terms. On September 30, 2013, Huawei, Nokia, and ZTE filed their oppositions to this motion to dismiss. On October 17, 2013, InterDigital filed its reply. The court has not yet ruled on InterDigital’s motion.

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

Huawei China Proceedings

On February 21, 2012, InterDigital was served with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China on December 5, 2011. The first complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, LLC (now InterDigital Communications, Inc.). This first complaint alleges that InterDigital had a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its market power by engaging in allegedly unlawful practices, including differentiated pricing, tying and refusal to deal.  Huawei sought relief in the amount of 20.0 million RMB (approximately 3.2 million USD based on the exchange rate as of September 30, 2013), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its costs associated with this matter.  The second complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Patent Holdings, Inc. and IPR Licensing, Inc.  This second complaint alleges that InterDigital is a member of certain standards-setting organization(s); that it is the practice of certain standards-setting organization(s) that owners of essential patents included in relevant standards license those patents on FRAND terms; and that InterDigital has failed to negotiate on FRAND terms with Huawei. Huawei is asking the court to determine the FRAND rate for licensing essential Chinese patents to Huawei and also seeks compensation for its costs associated with this matter.

On February 4, 2013, the Shenzhen Intermediate People's Court issued rulings in the two proceedings. With respect to the first complaint, the court decided that InterDigital had violated the Chinese Anti-Monopoly Law by (i) making proposals for royalties from Huawei that the court believed were excessive, (ii) tying the licensing of essential patents to the licensing of non-essential patents, (iii) requesting as part of its licensing proposals that Huawei provide a grant-back of certain patent rights to InterDigital and (iv) commencing a USITC action against Huawei while still in discussions with Huawei for a license. Based on these findings, the court ordered InterDigital to cease the alleged excessive pricing and alleged improper bundling of InterDigital's Chinese essential and non-essential patents, and to pay Huawei 20.0 million RMB (approximately 3.2 million USD) in damages related to attorneys’ fees and other charges, without disclosing a factual basis for its determination of damages. The court dismissed Huawei's remaining allegations, including Huawei's claim that InterDigital improperly sought a worldwide license and improperly sought to bundle the licensing of essential patents on multiple generations of technologies. With respect to the second complaint, the court determined that, despite the fact that the FRAND requirement originates from ETSI's Intellectual Property Rights policy, which refers to French law, InterDigital's license offers to Huawei should be evaluated under Chinese law. Under Chinese law, the court concluded that the offers did not comply with FRAND. The court further ruled that the royalties to be paid by Huawei for InterDigital's 2G, 3G and 4G essential Chinese patents under Chinese law should not exceed 0.019% of the actual sales price of each Huawei product, without explanation as to how it arrived at this calculation.

On February 17, 2013, Huawei filed a notice of appeal with respect to the first proceeding, seeking a finding that InterDigital’s conduct constitutes refusal to deal and an order that InterDigital cease purportedly tying 3G and 4G essential patents. On March 11, 2013, InterDigital filed notices of appeal with respect to the judgments in both proceedings, seeking reversal of the court’s February 4, 2013 rulings. On July 2, 2013, the Guangdong Province High Court heard argument on InterDigital’s appeal with respect to the second proceeding. On July 9, 2013, the Guangdong Province High Court heard argument on InterDigital’s and Huawei’s appeal with respect to the first proceeding. On October 16, 2013, the Guangdong Province High Court issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the second proceeding, and on October 21, 2013, the Guangdong Province High Court issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the first proceeding.

We believe that the decisions in the first and second proceedings are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating our lump-sum patent license agreement with Apple in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA- 800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, particularly in view of the recent arbitration decision, discussed below, which found that our license agreement with Apple is limited in scope. InterDigital intends to appeal the Guangdong Province High Court’s decisions to the Supreme People’s Court in Beijing.

InterDigital recently learned that Huawei filed earlier this year a new Chinese Anti-Monopoly Law complaint against InterDigital in the Shenzhen Intermediate People’s Court and that, according to the court’s website, a hearing has been tentatively scheduled in the case for March 20, 2014. InterDigital has not yet been served with the complaint.

Investigation by National Development and Reform Commission of China

On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that the NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the Anti-Monopoly Law may be subject to a cease and desist order, fines, and disgorgement of any illegal gains. The Company is fully cooperating with the NDRC’s investigation.

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

On January 20, 2012, LG filed a motion to terminate the investigation as it relates to the LG entities, alleging that there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012. On July 6, 2012, the Commission determined not to review the ALJ's order, and the investigation was terminated as to LG. On August 27, 2012, InterDigital filed a petition for review of the ALJ's order in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs were filed on January 22, 2013, and InterDigital's reply brief was filed on February 8, 2013. The Federal Circuit heard oral argument on April 4, 2013. On June 7, 2013, the Federal Circuit reversed the termination of the investigation as to LG, finding that LG’s request for termination and arbitration was wholly groundless, and remanded to the Commission for further proceedings. On July 19, 2013, LG filed a petition for rehearing and rehearing en banc. On October 3, 2013, the Federal Circuit denied LG’s petition for rehearing and rehearing en banc and issued its mandate on October 10, 2013. If LG chooses to appeal this decision, it must file a petition for a writ of certiorari with the U.S. Supreme Court on or before January 2, 2014.

On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay.

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

The ALJ held an evidentiary hearing from February 12-21, 2013. The parties submitted initial post-hearing briefs on March 8, 2013 and reply post-hearing briefs on March 22, 2013. The ALJ’s Initial Determination (“ID”) issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Specifically, the ALJ found infringement with respect to claims 1-9 of U.S. Patent No. 7,616,970 (the “‘970 patent”), but not as to the other asserted claims of the ‘970 patent, or any of the other asserted patents. In addition, the ALJ found that the asserted claims of the ‘970 patent, U.S. Patent No. 7,536,013, and U.S. Patent No. 7,970,127 were invalid in light of the prior art. The ALJ further found that InterDigital had established a licensing-based domestic industry. With respect to the 337-TA-800 Respondents’ FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital’s licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments. Further, the ALJ found that the 337-TA-800 Respondents had not shown that they are licensed under the asserted patents. On July 10, 2013, the ALJ issued a Recommended Determination on Remedy, concluding that if a violation is found by the Commission, the ALJ recommends the issuance of a Limited Exclusion Order as to all 337-TA-800 Respondents, and cease and desist orders as to 337-TA-800 Respondents Nokia and Huawei.

Petitions for review of the ID to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. InterDigital requested review of certain limited erroneous claim constructions and the ALJ’s resulting erroneous determinations that InterDigital’s U.S. Patent No. 7,706,830, U.S. Patent No. 8,009,636, U.S. Patent No.7,502,406 and U.S. Patent No.7,706,332 were not infringed and that the claims of the ’970 patent are invalid. The 337-TA-800 Respondents requested review of the ALJ’s determination that a domestic industry exists as to each of the asserted patents. In addition, the 337-TA-800 Respondents requested review of a number of alleged claims construction errors and the impact of such alleged errors on the infringement and validity of the patents listed above, as well as review of the ALJ’s determination that Respondents are not licensed under certain of the asserted patents through a third party. Responses to the various petitions were filed on July 23, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety and requested limited briefing on the issue of whether licensing-based domestic industry requires proof of “Articles protected by the patent.” Opening briefs were submitted on September 27, 2013 and replies were submitted on October 21, 2013, after the end of the federal government shutdown. The target date for the Commission to issue its Final Determination, which was October 28, 2013 prior to the federal government shutdown, was extended to November 13, 2013 by operation of the notice issued by the Commission on September 30, 2013 tolling all schedules and deadlines during the pendency of the federal government shutdown. On October 23, 2013, the Commission issued a Notice further extending the target date for the Commission to issue its Final Determination, in view of the federal government shutdown, from November 13, 2013 to December 19, 2013.

LG Arbitration

On March 19, 2012, LG Electronics, Inc. filed a demand for arbitration against the Company’s wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Communications, LLC (now InterDigital Communications, Inc.) with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”), initiating an arbitration in Washington, D.C. LG seeks a declaration that it is licensed to certain patents owned by InterDigital, including the patents asserted against LG in USITC Proceeding (337-TA-800). On April 18, 2012, InterDigital filed an Answering Statement objecting to the jurisdiction of the ICDR on the ground that LG’s claims are not arbitrable, and denying all claims made by LG in its demand for arbitration.

The issue of whether LG’s claim to arbitrability is wholly groundless was appealed to the Federal Circuit. On June 7, 2013, the Federal Circuit issued an opinion holding that the USITC erred in terminating USITC Proceeding (337-TA-800) as to

LG because “there is no plausible argument that the parties’ dispute in this case arose under their patent license agreement” and finding that “LG’s assertion of arbitrability was ‘wholly groundless.’” The Federal Circuit reversed the USITC’s order terminating the USITC proceeding as to LG and remanded to the USITC for further proceedings.

On June 25, 2013, the arbitration tribunal granted the parties’ joint request to stay the arbitration pending the exhaustion of all appellate rights from the Federal Circuit’s decision. As noted above, the deadline for LG to file a petition for a writ of certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling is January 2, 2014.

Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc., alleging a violation of Section 337 of the Tariff Act of 1930 in that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G mobile handsets and components that infringe two of InterDigital's patents. In November and December 2007, a third patent and a fourth patent were added to the Company’s complaint against Nokia. The complaint seeks an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. InterDigital's complaint also seeks a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

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

On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On February 4, 2013, on remand from the Federal Circuit, the Commission issued an order requiring the parties to submit comments regarding what further proceedings must be conducted to comply with the Federal Circuit's August 1, 2012 judgment, including whether any issues should be remanded to an ALJ to be assigned to this investigation. All parties filed initial responses to the Commission’s order by February 14, 2013 and reply responses by February 22, 2013. On March 27, 2013, Nokia filed a motion asking the Federal Circuit to recall its mandate, which the Federal Circuit denied on March 28, 2013.

On May 10, 2013, Nokia filed a petition for a writ of certiorari to the United States Supreme Court (No. 12 -1352). Briefs in opposition to Nokia’s petition were filed on September 9, 2013, and Nokia filed its reply brief on September 23, 2013. On October 15, 2013, the Supreme Court denied Nokia’s petition for a writ of certiorari.

Nokia Delaware Proceeding

In January 2005, Nokia filed a complaint in the Delaware District Court against InterDigital Communications Corporation (now InterDigital, Inc.) and its wholly owned subsidiary InterDigital Technology Corporation, alleging that InterDigital has used false or misleading descriptions or representations regarding the Company’s patents' scope, validity and applicability to products built to comply with 3G standards (the “Nokia Delaware Proceeding”). Nokia's amended complaint seeks declaratory relief, injunctive relief and damages, including punitive damages, in an amount to be determined. InterDigital subsequently filed counterclaims based on Nokia's licensing activities as well as Nokia's false or misleading descriptions or representations regarding Nokia's 3G patents and Nokia's undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. InterDigital’s counterclaims seek injunctive relief as well as damages, including punitive damages, in an amount to be determined.

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

Other
As of third quarter 2013, InterDigital has accrued a litigation contingency of $3.2 million related to its Huawei China Proceedings.  InterDigital has no further obligations as a result of this or any of the other matters described in this Note 5 to Consolidated Financial Statements, and we have not recorded any additional related liabilities in our financial statements.
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.
Technology Solutions Agreement Arbitration Award
Our wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.) and InterDigital Technology Corporation were engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing took place in late June 2012, and the arbitration award was issued on August 13, 2013. As a result of the award, in third quarter 2013 InterDigital recognized related revenue of $51.6 million that had been deferred pending the resolution of the arbitration. InterDigital has continued to defer $1.7 million related to certain product classes not covered by the arbitration.
Pegatron Arbitration Award
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron Corporation (“Pegatron”).  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association's International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron was required to pay us approximately $29.9 million, including $23.5 million for past royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses.  On May 15, 2013, InterDigital received $29.9 million.
On May 24, 2013, Pegatron responded to InterDigital's petition to confirm the award, and, on June 24, 2013, the U.S. District Court for the Northern District of California entered an Order confirming the award and entered judgment in the matter.
Arbitration with Apple Inc. Regarding Scope of 2007 Patent License Agreement

On October 10, 2013, a three-member tribunal constituted by the American Arbitration Association’s International Centre for Dispute Resolution issued an arbitration award in a proceeding initiated by our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. to resolve a dispute surrounding our 2007 patent license agreement with Apple Inc. (the "Apple PLA”).  The arbitration award declared that Apple iPads, and any Apple products that operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA. On October 30, 2013, InterDigital Technology Corporation and IPR Licensing, Inc. filed a petition to confirm the arbitration award in the United States District Court for the Northern District of California.

6. EQUITY TRANSACTIONS:
Changes in shareholders’ equity for the nine months ended September 30, 2013 were as follows (in thousands):

Total Shareholders' Equity
Balance as of December 31, 2012	$518,705
Net income	23,629
Unrealized loss on investments, net	(710)
Cash dividends declared	(12,352)
Net proceeds for exercise of stock options	734
Taxes withheld upon restricted stock unit vestings	(2,448)
Tax benefit from share-based compensation	763
Reclassification of cash compensation to share-based compensation	2,608
Share-based compensation	11,835
Total InterDigital, Inc. shareholders’ equity	$542,764
Proceeds from noncontrolling interests	6,376
Net loss attributable to noncontrolling interest	(1,816)
Noncontrolling interest	4,560
Total Equity as of September 30, 2013	$547,324
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
In May 2012, our Board of Directors authorized a new share repurchase program, which was expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The Company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases. During first nine months 2012, we repurchased 2.6 million shares at a cost of $77.7 million under the 2012 Repurchase Program. We did not make any additional share repurchases under the 2012 Repurchase Program in fourth quarter 2012.
During first nine months 2013, we did not make any share repurchases under the 2012 Repurchase Program. From October 1, 2013 through October 30, 2013, we repurchased less than 0.1 million shares at a cost of $1.7 million under the 2012 Repurchase Program.
Dividends
Cash dividends on outstanding common stock declared in 2013 and 2012 were as follows (in thousands, except per share data):

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
	$0.30	$12,352

2012	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,469	$4,469
Second quarter	0.10	4,348	8,817
Third quarter	0.10	4,095	12,912
Fourth quarter	1.60	65,643	78,555
	$1.90	$78,555

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2013, four licensees comprised 94% of our net accounts receivable balance. At December 31, 2012, four licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.

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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$518,352	$—	$—	$518,352
Commercial paper (b)	—	188,060	—	188,060
U.S. government securities	—	37,463	—	37,463
Corporate bonds, asset backed and other securities	1,766	11,201	—	12,967
	$520,118	$236,724	$—	$756,842
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $37.2 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$261,899	$—	$—	$261,899
Mutual and exchange traded funds	100,682	—	—	100,682
Commercial paper (b)	—	150,868	—	150,868
U.S. government securities	—	50,560	—	50,560
Corporate bonds, asset backed and other securities	—	13,270	—	13,270
	$362,581	$214,698	$—	$577,279
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $87.9 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 was $206.6 million and $200.4 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these level 2 Notes (as defined in Note 8 "Long-Term Debt") to be $240.9 million as of September 30, 2013 and $245.2 million as of December 31, 2012.
When assessing whether an other-than-temporary decline in value has occurred, we consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts. During first quarter 2013, we reassessed the carrying value of an investment accounted for under the cost method and concluded that given the entity's current financial position it was necessary to record an impairment of $6.7 million during first quarter 2013, which wrote down our carrying amount of our investment to approximately $15.1 million. Subsequent to first quarter 2013, we assessed subsequent rounds of financing, the entity's current financial performance, pertinent risk factors, performance ratios and industry analyst forecasts and concluded that, while financial ratios and liquidity have declined, the available information did not indicate an other-than-temporary impairment based on our current carrying value.  We will continue to monitor this investment and will update our assessment during fourth quarter 2013.  As of September 30, 2013, the aggregate carrying amount of our investment was $15.1 million.
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
The following table reflects the carrying value of the Company's convertible debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(23,365)	(29,609)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$206,635	$200,391

The following table presents the amount of interest cost recognized for the three and nine months ended September 30, 2013 and September 30, 2012 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,438	$1,438	$4,313	$4,313
Accretion of debt discount	2,105	1,965	6,244	5,828
Amortization of financing costs	326	326	978	978
Total	$3,869	$3,729	$11,535	$11,119

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
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless. For the nine months ended September 30, 2013 we have allocated approximately $1.8 million of Convida Wireless's net loss to noncontrolling interests held by other parties.

10. SUBSEQUENT EVENTS:
In early fourth quarter 2013, we received an award in an arbitration that we initiated with a licensee to resolve a dispute surrounding an existing patent license agreement (the “PLA”).  Because the PLA is a fixed-fee agreement, we continued to recognize revenue from this licensee during the course of the dispute. The arbitration award declared that certain products are not licensed under the PLA. As a result of this declaration, it is now clear that certain products not licensed under the PLA but manufactured by a supplier of the licensee are licensed under the per-unit patent license agreement we have with that supplier. Accordingly, we expect to recognize approximately $27.0 million of past sales revenue from this supplier in fourth quarter 2013 related to such products sold through June 30, 2013.
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
Patent Licensing
Patent licensing royalties of $55.7 million in third quarter 2013 decreased $11.5 million, or 17%, over second quarter 2013. This sequential decrease was primarily driven by the second quarter recognition of the Pegatron Corporation (“Pegatron”) arbitration award as discussed below.
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron. The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association's International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron was required to pay us approximately $29.9 million, including $23.5 million for past royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses. On May 15, 2013, InterDigital received $29.9 million.
Also in connection with the award discussed above, the Company recognized additional royalties during third quarter 2013 related to the period July 1, 2012 through June 30, 2013, with $12.2 million recognized as past sales and $3.4 million recognized as per-unit royalties.
In early fourth quarter 2013, we received an award in an arbitration that we initiated with a licensee to resolve a dispute surrounding an existing patent license agreement (the “PLA”).  Because the PLA is a fixed-fee agreement, we continued to recognize revenue from this licensee during the course of the dispute. The arbitration award declared that certain products are not licensed under the PLA. As a result of this declaration, it is now clear that certain products not licensed under the PLA but manufactured by a supplier of the licensee are licensed under the per-unit patent license agreement we have with that supplier. Accordingly, we expect to recognize approximately $27.0 million of past sales revenue from this supplier in fourth quarter 2013 related to such products sold through June 30, 2013.
Technology Solutions
We were engaged in arbitration to determine whether royalties are owed on specific product classes pursuant to one of our technology solutions agreements. The arbitration hearing took place in late June 2012, and the arbitration award was issued on August 13, 2013. As a result of the award, in third quarter 2013 we recognized related revenue of $51.6 million that had been deferred pending the resolution of the arbitration. We currently have deferred $1.7 million related to certain product classes not covered by the arbitration.
Repositioning
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in the first nine months 2013. During 2013 and 2012, cash payments of $12.6 million and $1.4 million, respectively, were made for severance and related costs associated with the VERP. As of September 30, 2013 and December 31, 2012, our accrued repositioning charge was zero and $11.1 million, respectively. We did not incur any repositioning charges during third quarter 2013, and we do not expect to incur any additional charges related to the VERP.

Intellectual Property Enforcement
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:
Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents have been asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. The evidentiary hearing in the proceeding is scheduled for February 2014 and the Administrative Law Judge ("ALJ") overseeing the proceeding has set May 12, 2014 as the due date for the ALJ's Final Initial Determination and September 10, 2014 as the target date for the Commission's completion of the investigation.
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. The Delaware District Court has set separate trial dates for the cases against each of the four defendants, with Nokia scheduled for September 2014, Huawei and ZTE scheduled for October 2014 and Samsung scheduled for June 2015.
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
Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. The target date for the Commission to issue its Final Determination is December 19, 2013.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
On August 1, 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in this proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On May 10, 2013, Nokia filed a petition for a writ of certiorari to the United States Supreme Court (No. 12 -1352), and on October 15, 2013, the Supreme Court denied Nokia's petition.
Comparability of Financial Results
When comparing third quarter 2013 financial results against other periods, the following items should be taken into consideration:

•	Our third quarter 2013 revenue includes:

◦	$51.6 million of revenue associated with the technology solutions agreement arbitration award; and

◦	$12.5 million of past sales primarily related to the Pegatron arbitration award.

•	Our third quarter 2013 operating expenses include:

◦	a $4.3 million charge to increase certain accrual rates on our incentive compensation plans.
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
Cash, cash equivalents and short-term investments
At September 30, 2013 and December 31, 2012, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2013	December 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$555,543	$349,843	$205,700
Short-term investments	201,299	227,436	(26,137)
Total Cash and cash equivalents and short-term investments	$756,842	$577,279	$179,563
The increase in cash, cash equivalents and short-term investments was primarily attributable to $218.7 million of cash provided by operating activities, which was primarily offset by $37.7 million in capital investments, including patent acquisitions and other long-term investments.
Cash flows from operations
We generated the following cash flows from our operating activities in first nine months 2013 and 2012 (in thousands):

	For the Nine Months Ended September 30,
	2013	2012	Increase / (Decrease)
Net cash provided by operating activities	$218,720	$300,422	$(81,702)

The positive operating cash flow during first nine months 2013 was derived principally from cash receipts of $387.6 million from patent license and technology solutions agreements and patent sales. We received $340.8 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers, $2.0 million of patent sales and $28.9 million of fixed-fee payments. Included in the $340.8 million of per-unit cash receipts are prepayments totaling $242.4 million from existing licensees. Cash receipts from our technology solutions agreements totaled $15.9 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents and share-based compensation) of $143.0 million, cash payments for short-term and long-term incentive compensation of $17.3 million, cash payments related to the VERP of $12.6 million and cash payments for foreign source withholding taxes of $2.8 million.

The positive operating cash flow during first nine months 2012 was derived principally from cash receipts of $440.9 million from patent sales and patent license and technology solutions agreements. We received $380.0 million of patent sales payments, $39.9 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers and new licensees and $8.0 million of fixed-fee payments. Cash receipts from our technology solutions agreements totaled $13.0 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents,non-cash cost of patent sales and share-based compensation) of $140.5 million, cash payments for short-term and long-term incentive compensation of $10.3 million, estimated federal tax payments of $6.5 million and cash payments for foreign source withholding taxes of $1.4 million.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2013 and December 31, 2012 (in thousands) as follows:

	September 30, 2013	December 31, 2012	Increase / (Decrease)
Current assets	$879,294	$814,347	$64,947
Less: current liabilities	126,547	172,913	(46,366)
Working capital	752,747	641,434	111,313
Subtract:
Cash and cash equivalents	555,543	349,843	205,700
Short-term investments	201,299	227,436	(26,137)
Add:
Current deferred revenue	71,225	106,305	(35,080)
Adjusted working capital	$67,130	$170,460	$(103,330)

The $103.3 million net decrease in adjusted working capital is primarily attributable to decreases in net accounts receivable of $102.5 million due to cash receipts from patent license and technology solutions agreements and decreases in deferred tax assets. These decreases were partially offset by net decreases in accrued compensation and other accrued expenses totaling $16.8 million. The decreases to accrued compensation and other accrued expenses were primarily attributable to the cash payments for short-term and long-term compensation discussed above and accrued repositioning payments related to the VERP.
Cash flows from investing and financing activities
We used net cash in investing activities of $12.7 million in first nine months 2013 and generated net cash of $42.3 million in first nine months 2012. We sold $25.1 million and $77.8 million of short-term marketable securities, net of purchases, in first nine months 2013 and 2012, respectively. This decrease in net sales in first nine months 2013 was driven by higher cash needs during first nine months 2012 primarily associated with our share repurchase program. Investment costs associated with capitalized patent costs and acquisition of patents increased to $34.6 million in first nine months 2013 from $33.5 million in first nine months 2012, primarily due to timing differences associated with capitalized patent costs.
Net cash used by financing activities for first nine months 2013 was $0.4 million, a $163.7 million decrease from first nine months 2012. This decrease was primarily due to our repurchases of common stock of $152.7 million in first nine months 2012, which did not recur in first nine months 2013, $5.2 million primarily due to the timing of dividend payments, and $6.4 million related to proceeds from noncontrolling interests.
Other
Our combined short-term and long-term deferred revenue balance at September 30, 2013 was approximately $320.2 million, an increase of $52.1 million from December 31, 2012. We have no material obligations associated with such deferred revenue. In first nine months 2013, deferred revenue increased $52.1 million due to a gross increase in deferred revenue of $187.3 million, primarily associated with new prepayments, which was partially offset by $135.2 million of deferred revenue recognized. The deferred revenue recognized was comprised of $50.7 million of amortized fixed-fee royalty payments, $51.6 million from the technology solutions agreement arbitration award and $32.9 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the September 30, 2013 deferred revenue balance of $320.2 million by $71.2 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
Third Quarter 2013 Compared to Third Quarter 2012

Revenues
The following table compares third quarter 2013 revenues to third quarter 2012 revenues (in millions):

	For the Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
Per-unit royalty revenue	$26.3	$23.6	$2.7	11%
Fixed-fee amortized royalty revenue	16.9	33.8	(16.9)	(50)%
Current patent royalties	43.2	57.4	(14.2)	(25)%
Past sales	12.5	1.0	11.5	1,150%
Total patent licensing royalties	55.7	58.4	(2.7)	(5)%
Patent sales revenue	—	375.0	(375.0)	(100)%
Technology solutions revenue	54.9	0.6	54.3	9,050%
Total revenue	$110.6	$434.0	$(323.4)	(75)%

The $323.4 million decrease in total revenue was primarily attributable to the $375.0 million decrease in patent sales, as well as a $14.2 million decrease in current patent royalties. These decreases were partially offset by a $54.3 million increase in technology solutions revenue and an $11.5 million increase in past sales revenue. The decrease in patent sales was attributable to the $375.0 million patent sale to Intel Corporation ("Intel") in third quarter 2012. The majority of the current patent royalties decrease was attributable to fixed-fee amortized royalty revenue decrease related to the expiration of the 3G portion of our patent license agreement with Samsung at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony patent license agreement signed in fourth quarter 2012. Per-unit royalty revenue increased $2.7 million primarily due to the inclusion of certain products as a result of the previously discussed Pegatron arbitration award. Past sales of $12.5 million in third quarter 2013 primarily related to the revenue recognized for additional periods as a result of the previously discussed Pegatron arbitration award. The increase in technology solutions revenue was due to the recognition of revenue upon the resolution of the previously discussed technology solutions agreement arbitration.
In third quarter 2013 and third quarter 2012, 63% and 86% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In third quarter 2013 and third quarter 2012, the following companies accounted for 10% or more of our total revenues:

	For the Three Months Ended September 30,
	2013	2012
Intel Mobile Communications GmbH	49%	—%
Pegatron Corporation	14%	< 10%
Intel Corporation	—%	86%

Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2013 and third quarter 2012 by category (in millions):

	For the Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)
Patent administration and licensing	$36.8	$45.6	$(8.8)	(19)%
Development	15.8	16.4	(0.6)	(4)%
Selling, general and administrative	8.9	8.9	—	—%
Total operating expenses	$61.5	$70.9	$(9.4)	(13)%

Operating expenses decreased 13% to $61.5 million in third quarter 2013 from $70.9 million in third quarter 2012. The $9.4 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in millions):

Increase/ (Decrease)
Cost of patent sale	(15.6)
Personnel-related costs	(1.6)
Intellectual property enforcement and non-patent litigation	0.6
Other	0.5
Patent maintenance and patent evaluation	1.5
Patent amortization	1.9
Long-term compensation	3.3
Total decrease in operating expenses	$(9.4)

The $15.6 million decrease in costs from patent sales primarily related to the patent sale to Intel in third quarter 2012. The $1.6 million decrease in personnel-related costs was primarily due to lower personnel levels as a result of the VERP initiated in third quarter 2012. Intellectual property enforcement and non-patent litigation costs increased $0.6 million primarily due to costs associated with the USITC actions. This increase in intellectual property enforcement was partially offset by a decrease in non-patent litigation costs due to lower activity in the previously discussed arbitration proceeding related to one of our technology solutions agreements. The $1.5 million increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. Patent amortization increased $1.9 million primarily due to patent acquisitions in recent years. The $3.3 million increase in long-term compensation was primarily due to a $4.3 million additional expense recorded in third quarter 2013 to increase the accrual rates for our incentive compensation plans, primarily as a result of the positive impact of the recently resolved arbitrations on the company's financial results.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in cost of patent sales, which was partially offset by the above-noted increases in costs associated with the USITC actions, patent amortization and higher accrual rates for our performance compensation plans.
Development Expense: The decrease in development expense was primarily attributable to the above-noted decrease in personnel-related costs and a decrease in consulting services due to lower levels of outsourced resources used for development projects. These decreases were partially offset by the above-noted increase in long-term compensation costs.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to the above-noted increase in long-term compensation costs.
Other Income (Expense)
The following table compares third quarter 2013 other (expense) income to third quarter 2012 other (expense) income (in millions):

	For the Three Months Ended September 30,
	2013	2012	Change
Interest expense	$(3.9)	$(3.7)	$(0.2)	5%
Other	0.1	$—	0.1	—%
Investment income	0.8	$1.0	(0.2)	(20)%
	$(3.0)	$(2.7)	$(0.3)	11%

In third quarter 2013, other expense was $3.0 million as compared to other expense of $2.7 million in third quarter 2012. The change between periods primarily resulted from lower returns on our investment balances during third quarter 2013 as compared to third quarter 2012.

Income tax provision
In third quarter 2013, our effective tax rate was approximately 43.5% based on the statutory federal tax rate net of discrete federal and state taxes. During third quarter 2012, our effective tax rate was approximately 34.6% based on the statutory federal tax rate net of discrete federal and foreign taxes. The increase in the effective tax rate resulted from the impact of additional forecasted state tax expense, resulting, in part, from the company's income mix related to the increase in technology solutions revenue, on the annualized effective tax rate in 2013.
First Nine Months 2013 Compared to First Nine Months 2012
Revenues
The following table compares first nine months 2013 revenues to first nine months 2012 revenues (in millions):

	For the Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
Per-unit royalty revenue	$81.7	$85.5	$(3.8)	(4)%
Fixed-fee amortized royalty revenue	50.7	101.2	(50.5)	(50)%
Current patent royalties	132.4	186.7	(54.3)	(29)%
Past sales	37.4	2.6	34.8	1,338%
Total patent licensing royalties	169.8	189.3	(19.5)	(10)%
Patent sales revenue	—	384.0	(384.0)	(100)%
Technology solutions revenue	55.8	1.9	53.9	2,837%
Total revenue	$225.6	$575.2	$(349.6)	(61)%

The $349.6 million decrease in total revenue was primarily attributable to the $384.0 million decrease in patent sales revenue and a $54.3 million decrease in current patent royalties. The decrease in patent sales was due to the first nine months 2012 sales of patents and patent applications to Intel and Nufront Mobile Communications Technology Co. Ltd. The majority of the current patent royalties decrease was attributable to a fixed-fee amortized royalty revenue decrease primarily due to the expiration of the 3G portion of our patent license agreement with Samsung at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony patent license agreement signed in fourth quarter 2012. Additionally, per-unit royalty revenue decreased $3.8 million due to lower shipments from our Japanese per-unit licensees and one of our licensees with concentrations in the smartphone market. These decreases were partially offset by increases in past sales of $34.8 million and technology solutions revenue of $53.9 million primarily related to the previously discussed Pegatron and technology solutions agreement arbitration awards, respectively.
In first nine months 2013 and first nine months 2012, 65% and 78% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In first nine months 2013 and first nine months 2012, the following companies accounted for 10% or more of our total revenues:

	For the Nine Months Ended September 30,
	2013	2012
Intel Mobile Communications GmbH	24%	—%
Pegatron Corporation	18%	< 10%
Sony Corporation of America	13%	< 10%
Blackberry	10%	< 10%
Samsung Electronics Company, Ltd.	< 10%	13%
Intel Corporation	—%	65%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2013 and first nine months 2012 by category (in millions):

	For the Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)
Patent administration and licensing	$106.8	$95.0	$11.8	12%
Development	45.4	51.0	(5.6)	(11)%
Selling, general and administrative	25.1	29.0	(3.9)	(13)%
Repositioning	1.5	$—	1.5	—%
Total operating expenses	$178.8	$175.0	$3.8	2%
Operating expenses increased 2% to $178.8 million in first nine months 2013 from $175.0 million in first nine months 2012. Not including $1.5 million in repositioning charges in first nine months 2013, operating expenses would have increased 1%. The $3.8 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$12.9
Patent amortization	5.6
Patent maintenance and patent evaluation	3.3
Consulting services	1.2
Other	1.2
Long-term compensation	(1.4)
Personnel-related costs	(4.0)
Cost of patent sales	(16.5)
Total increase in operating expenses not including repositioning charges	$2.3
Repositioning charges	1.5
Total increase in operating expenses	$3.8

Intellectual property enforcement and non-patent litigation costs increased $12.9 million primarily due to costs associated with the USITC actions and various arbitrations with our existing licensees. This increase in intellectual property enforcement was partially offset by a decrease in non-patent litigation costs due to lower activity in the previously discussed arbitration proceeding related to one of our technology solutions agreements. Patent amortization increased $5.6 million due to patent acquisitions in recent years. The $3.3 million increase in patent maintenance and patent evaluation was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. Consulting services increased $1.2 million primarily related to a transition from personnel costs to consulting services as a result of the VERP and to support business development initiatives. The $5.4 million decrease in long-term compensation and personnel-related costs was primarily due to lower accrual rates in 2013 for our incentive compensation plans and lower personnel levels as a result of the VERP initiated in third quarter 2012. The $16.5 million decrease in costs from patent sales primarily related to the patent sale to Intel in third quarter 2012.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, patent maintenance and patent evaluation, and patent amortization, partially offset by the decrease in long-term compensation.
Development Expense: The decrease in development expense was primarily attributable to the above-noted decreases in long-term compensation and personnel-related costs.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily attributable to the decrease in non-patent litigation costs related to the arbitration involving one of our technology solutions agreements, as well as the decreases in long-term compensation and personnel-related costs discussed above. These decreases were partially offset by the above-noted increase in consulting services and increased facilities expense associated with the new Delaware office opened in late third quarter 2012.
Repositioning: We recognized a charge of $1.5 million in first nine months 2013 related to the VERP. The majority of the charge represents cash obligations associated with severance.

Other (Expense) Income
The following table compares first nine months 2013 other (expense) income to first nine months 2012 other (expense) income (in millions):

	For the Nine Months Ended September 30,
	2013	2012	Change
Interest expense	$(11.5)	$(11.1)	$(0.4)	4%
Other	(6.9)	$(0.2)	(6.7)	3,350%
Investment income	8.9	$3.3	5.6	170%
	$(9.5)	$(8.0)	$(1.5)	19%

The change in other expense primarily resulted from the recognition of a $6.7 million investment impairment during first nine months 2013, partially offset by an increase in investment income that primarily resulted from interest income associated with the Pegatron arbitration award received in second quarter 2013.
Income tax provision
In first nine months 2013, our effective tax rate was approximately 41.4% based on the statutory federal tax rate net of discrete federal and state taxes. During first nine months 2012, our effective tax rate was approximately 34.7% based on the statutory federal tax rate net of discrete federal and foreign taxes. The increase in the effective tax rate resulted from the impact of additional forecasted state tax expense, resulting, in part, from the Company's income mix related to the increase in technology solutions revenue, on the annualized effective tax rate in 2013 and was partially offset by a discrete first quarter 2013 reversal of a valuation allowance against certain deferred tax assets.
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

•
Our expectation that the amortization of fixed-fee royalty payments and the resolution of the technology solutions agreement arbitration will reduce our September 30, 2013 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans and beliefs with respect to, our various litigation, arbitration and administrative matters;

•	Our ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;

•	Our expectation that we will not incur any additional charges related to the VERP; and

•	Our expectation that we will recognize approximately $27.0 million of past sales revenue from a certain licensee in fourth quarter 2013 related to certain products sold through June 30, 2013.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A. of our 2012 Form 10-K and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2012 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 by InterDigital's wholly-owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, "Samsung"), Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei, the “337-TA-868 Respondents”) previously disclosed in the 2012 Form 10-K, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "First Quarter 2013 10-Q") and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the "Second Quarter 2013 Form 10-Q"). On August 8, 2013, the ALJ denied Samsung's motion to stay the 337-TA-868 investigation pending disposition by the Commission of the 337-TA-800 investigation. On June 19, 2013, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of over 30 collective claims from five of the seven asserted patents. The ALJ granted this motion on June 24, 2013. On August 22, 2013, InterDigital also filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of eight collective claims from the other two asserted patents. The ALJ granted this motion on August 26, 2013. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination ("ID") to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the Commission’s final determination are now May 12, 2014 and September 10, 2014, respectively. The trial dates remain unchanged.

    On August 6, 2013, Huawei, Nokia, and ZTE filed answers and amended counterclaims in the Delaware District Court cases for breach of contract and for declaratory judgments seeking determination of FRAND terms. The counterclaims also continue to seek declarations of noninfringement, invalidity, and unenforceability. Nokia also continued to assert a counterclaim for a declaration of patent misuse. On August 30, 2013, InterDigital filed a motion to dismiss the declaratory judgment counterclaims relating to the request for determination of FRAND terms. On September 30, 2013, Huawei, Nokia, and ZTE filed their oppositions to this motion to dismiss. On October 17, 2013, InterDigital filed its reply. The Delaware District Court has not yet ruled on InterDigital’s motion.

Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China previously disclosed in the 2012 Form 10-K, First Quarter 2013 Form 10-Q and Second Quarter 2013 Form 10-Q.  On October 16, 2013, the Guangdong Province High Court issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the second proceeding (the FRAND case), and on October 21, 2013, the Guangdong Province High Court issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the first proceeding (the Chinese Anti-Monopoly Law case). We believe that the decisions in the first and second proceedings are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating our lump-sum patent license agreement with Apple in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA- 800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, particularly in view of the recent arbitration decision, discussed below, which found that our license agreement with Apple is limited in scope. InterDigital intends to appeal the Guangdong Province High Court’s decisions to the Supreme People’s Court in Beijing.

In addition, InterDigital recently learned that Huawei filed earlier this year a new Chinese Anti-Monopoly Law complaint against InterDigital in the Shenzhen Intermediate People’s Court and that, according to the court’s website, a hearing has been tentatively scheduled in the case for March 20, 2014. InterDigital has not yet been served with the complaint.

Investigation by Chinese National Development and Reform Commission of China

On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that the NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the Anti-Monopoly Law may be subject to a cease and desist order, fines, and disgorgement of any illegal gains. The Company is fully cooperating with the NDRC’s investigation.

Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 by InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”), Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, “Huawei”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia and Huawei, “Respondents”) previously disclosed in the 2012 Form 10-K, First Quarter 2013 Form 10-Q and Second Quarter 2013 Form 10-Q. On September 4, 2013, the Commission determined to review the ALJ's Initial Determination ("ID") in its entirety and requested limited briefing on the issue of whether licensing-based domestic industry requires proof of “Articles protected by the patent.” Opening briefs were submitted on September 27, 2013 and replies were submitted on October 21, 2013, after the end of the federal government shutdown. By operation of the notice issued by the Commission on September 30, 2013 tolling all schedules and deadlines during the pendency of the federal government shutdown, the target date for completion of the investigation was extended by 16 days from October 28, 2013 to November 13, 2013. On October 23, 2013, the Commission issued a Notice further extending the target date for the Commission to issue its Final Determination, in view of the federal government shutdown, from November 13, 2013 to December 19, 2013.
On October 3, 2013, the Federal Circuit denied LG’s petition for rehearing and rehearing en banc on the issue of the Federal Circuit's reversal of the termination of the USITC investigation as to LG, and issued its mandate on October 10, 2013. If LG chooses to appeal this decision, it must file a petition for a writ of certiorari with the U.S. Supreme Court on or before January 2, 2014.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2012 Form 10-K, First Quarter 2013 Form 10-Q and Second Quarter 2013 Form 10-Q. On October 15, 2013, the United States Supreme Court denied Nokia's petition for a writ of certiorari.

Technology Solutions Agreement Arbitration Award

Our wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.) and InterDigital Technology Corporation were engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing took place in late June 2012, and the arbitration award was issued on August 13, 2013. As a result of the award, in third quarter 2013 InterDigital recognized related revenue of $51.6 million that had been deferred pending the resolution of the arbitration. InterDigital has continued to defer $1.7 million related to certain product classes not covered by the arbitration.

Arbitration with Apple Inc. Regarding Scope of 2007 Patent License Agreement

On October 10, 2013, a three-member tribunal constituted by the American Arbitration Association’s International Centre for Dispute Resolution issued an arbitration award in a proceeding initiated by our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. to resolve a dispute surrounding our 2007 patent license agreement with Apple Inc. (the "Apple PLA”).  The arbitration award declared that Apple iPads, and any Apple products that operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA. On October 30, 2013, InterDigital Technology Corporation and IPR Licensing, Inc. filed a petition to confirm the arbitration award in the United States District Court for the Northern District of California.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these proceedings.

Item 1A. RISK FACTORS.

In addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. of our 2012 Form 10-K and in Part II, Item 1A. of our Second Quarter 2013 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2012 Form 10-K and Second Quarter 2013 Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered shares of our common stock or repurchases of our common stock under our repurchase program during third quarter 2013. From October 1, 2013 through October 30, 2013, we repurchased 48,000 shares at a cost of $1.7 million under the 2012 Repurchase Program.

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

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: October 31, 2013	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 31, 2013	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

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