Form 10-K
period 2013-12-31
InterDigital, Inc.
filed 2014-02-24
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,823,567,304 as of June 28, 2013.
The number of shares outstanding of the registrant’s common stock was 40,452,673 as of February 20, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2014 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	BUSINESS.

Overview
InterDigital, Inc. ("InterDigital") designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of intellectual property to the wireless communications industry.
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2013, InterDigital's wholly owned subsidiaries held a portfolio of over 20,500 patents and patent applications related to the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 2G, 3G, 4G and the IEEE 802 suite of standards. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select patent acquisitions. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices.
InterDigital derives revenues primarily from patent licensing and sales, technology solutions licensing and sales and engineering services. In 2013, our total revenues were $325.4 million, a decrease of $337.7 million compared to 2012. Our revenues in 2012 included $384.0 million related to the sale of less than ten percent of our patent portfolio. Our patent licensing revenues in 2013 were $264.2 million, a decrease of $12.4 million compared to 2012. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the selected financial data in Part II, Item 6, and in the financial statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our objective is to continue to be a leading designer and developer of technology solutions and intellectual property for the wireless industry and to monetize those solutions and intellectual property through a combination of licensing, sales and other revenue opportunities.
To execute our strategy, we intend to:

•
Develop and source innovative technologies related to wireless. We intend to maintain a leading position in advanced wireless technology, by leveraging our expertise in digital cellular and wireless products to guide internal research and development capabilities and by directing our efforts in partnering with leading inventors and industry players to source new technologies.

•
Establish and grow our patent-based revenue. We intend to grow our licensing revenue base by adding licensees, expanding into adjacent technology areas that align with our intellectual property position and leveraging the continued growth of the overall mobile technology market. Those licensing efforts can be self-driven or executed in conjunction with licensing partnerships, trusts and other efforts, and may involve the vigorous defense of our intellectual property through litigation and other means. We also believe that the size and growth rate of our patent portfolio enable us to sell patent assets that are not essential to our core licensing programs as a sustainable revenue stream, as well as to execute patent swaps that can strengthen our overall portfolio.

•
Pursue commercial opportunities for our advanced platforms and solutions.  We intend to pursue, through our InterDigital Solutions unit, the commercialization of our technology platforms and solutions. As part of our ongoing research and development efforts, InterDigital often builds out entire functioning platforms in various technology areas. InterDigital Solutions seeks to bring those technologies to market through various structures including technology licensing, joint ventures, and partnerships.

•
Maintain a collaborative relationship with key industry players and worldwide standards bodies.   We intend to continue contributing to the ongoing process of defining wireless standards and other industry-wide efforts and incorporating our inventions into those technology areas. Those efforts, and the knowledge gained through them, underpin internal development efforts and also help guide technology and intellectual property sourcing through partners and other external sources.

Technology Research and Development
InterDigital pursues a diversified approach to sourcing the innovations that underpin our business. That approach incorporates internally driven research and development efforts by our InterDigital Labs unit, as well as externally focused efforts by our Innovation Partners unit. As of December 31, 2013, our patent portfolio consisted of approximately 1,700 U.S. patents (approximately 180 of which were issued in 2013) and approximately 10,300 non-U.S. patents (approximately 1,300 of which were issued in 2013). As of the same date, we also had numerous patent applications pending worldwide, with approximately 1,200 applications pending in the United States and approximately 7,300 pending non-U.S. applications. The patents and applications comprising our portfolio relate predominantly to digital wireless radiotelephony technology (including, without limitation, 2G, 3G and 4G technologies). Issued patents expire at differing times ranging from 2014 through 2032.
InterDigital Labs
As an early participant in the digital wireless market, InterDigital developed pioneering solutions for the primary cellular air interface technologies in use today, TDMA and CDMA. That early involvement, our continued development of those advanced digital wireless technologies and innovations in OFDM/OFDMA and MIMO technologies have enabled us to create our significant worldwide portfolio of patents. In conjunction with our participation in certain standards bodies, we have filed declarations stating that we have patents that we believe are or may be essential or may become essential to cellular and other wireless standards and that, with respect to our essential patents, we are prepared to grant licenses on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the respective standards organizations.
Our capabilities in the development of advanced digital wireless technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. As of December 31, 2013, we employed approximately 164 engineers, 74% of whom hold advanced degrees (including 46 doctorate degrees). Over the last three years, investment in development has ranged from $63.3 million to $67.9 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided in the results of operations, under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
Our current research efforts are focused on technology solutions to solve the industry's challenge of delivering connectivity and content to handsets and various other connected devices, such as tablets and laptops, as well as areas of network infrastructure including spectrum research and wireless backhaul. We have taken a broad approach to solve these challenges, which includes air interface enhancements, policy-driven bandwidth management, cognitive radio and intelligent and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks, to enable richer multimedia experience with optimal data usage and radio network efficiency. From an air interface perspective, we are creating evolved system architectures that enable operation in small cells and additional frequency bands, improved cell-edge performance as well as device-to-device communications. These solutions provide interference mitigation across cells, uniform coverage and significantly improved data rates, system capacity and energy efficiency. We are also developing technologies that will optimize use of the current network resources by dynamically allocating and aggregating bandwidth across different networks and spectrum bands. With the goal of reducing the looming bandwidth supply/demand gap in mobile networks, our technologies will enable the aggregation, segregation and offload of traffic. In the field of machine-to-machine (M2M) applications and the Internet of Things (IoT), we are developing technologies to enable seamless interconnection for multiple access types (cellular, WLAN, WPAN) and M2M service frameworks that can be managed by an operator and leveraged by a diverse set of vertical applications.
Innovation Partners
In fourth quarter 2012, we announced an enhancement to our technology sourcing strategy with the formation of Innovation Partners, an external sourcing model based around partnerships with leading inventors and research organizations, as well as the acquisition of technology and patent portfolios that align with InterDigital's roadmap.
In 2013, Innovation Partners engaged with a range of external companies to drive research and source intellectual property:

•
In December 2013, we announced that we had signed a collaboration agreement with VTT Technical Research Centre of Finland, a multi-technological applied research organization in Northern Europe. The initial engagement focuses on the future of "user-centric context aware" research that will create value for the mobile ecosystem.

•
In September 2013, we signed a development agreement with a wholly owned subsidiary of DDD Group plc regarding its next generation HD and UHD video processing technologies. The agreement focused on collaboration to combine DDD's image processing techniques with InterDigital's user-adaptive video streaming technology to explore the feasibility of the combined solution for applications in streaming video to mobile devices and Smart TVs.

•
In February 2013, we entered into a collaboration with BIO-key International, Inc., a company involved in fingerprint biometric identification solutions and advanced mobile credentialing and identity verification. The engagement brought together BIO-key's research and development and InterDigital's identity and access management research.

InterDigital’s Technology Position
Cellular Technologies
We have a long history of developing cellular technologies, including those related to CDMA and TDMA and, more recently, OFDM/OFDMA and MIMO. A number of our TDMA-based and CDMA-based inventions are being used in all 2G, 2.5G and 3G wireless networks and mobile terminal devices.
We led the industry in establishing TDMA-based TIA/EIA-54 as a U.S. digital wireless standard in the 1980s. We developed a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. Some of our TDMA inventions include or relate to:

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
The cellular industry has ongoing initiatives aimed at technology improvements. We have engineering development projects to build and enhance our technology portfolio in many of these areas, including the LTE and LTE-Advanced projects for 3GPP radio technology, further evolution of the 3GPP WCDMA Standard (including HSPA+) and continuing improvements to the legacy GSM-EDGE Radio Access Network. The common goal is to improve the user experience and reduce the cost to operators via increased capacity, reduced cost per bit, increased data rates, improved cell-edge or coverage solutions and reduced latency. Of the above technologies, LTE is the most advanced in that it uses the newer OFDMA/MIMO. Some of our LTE inventions include or relate to:

•	MIMO technologies for reducing interference and increasing data rates;

•	OFDM/OFDMA/SC-FDMA;

•	Power control;

•	Hybrid-ARQ for fast error correction;

•	Discontinuous reception for improved battery life;

•	Control channel structures for efficient signaling;

•	Advanced resource scheduling/allocation (bandwidth on-demand);

•	Security;

•	Home Node-B (femto cells);

•	Relay communications for improved cell-edge performance;

•	LTE receiver implementations;

•	Carrier aggregation for LTE-Advanced;

•	Multi-carrier HSDPA;

•	Coordinated Multi-Point Communications for LTE-Advanced; and

•	Machine Type Communications.
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
Patent-Based Revenue
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Apple Inc. ("Apple"), Sony Corporation of America, HTC Corporation and BlackBerry Limited, among others. In 2012, we began the process of securing license agreements with companies shipping 4G products.
Most of our patent license agreements are structured on a royalty-bearing basis, while others are structured on a paid-up basis or a combination thereof. Upon entering into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement (i.e., past patent royalties) and also agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Almost all of our patent license agreements provide for the payment of royalties based on sales of licensed products designed to operate in accordance with particular standards (convenience-based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement-based licenses).
In most cases, we recognize the revenue from per-unit royalties in the period when we receive royalty reports from licensees. In circumstances where we receive consideration for past patent royalties, we recognize such payments as revenue in the period in which the patent license agreement is signed. Some of these patent license agreements provide for the non-refundable prepayment of royalties that are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties are calculated and either applied against any prepayment or become payable in cash or other consideration. Additionally, royalties on sales of licensed products under the license agreement become payable or applied against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per unit, a percentage of sales, a percentage of sales with a per-unit cap and other similar measures. The formulas can also vary by other factors, including territory, covered standards, quantity and dates sold.
Some of our patent licenses are paid up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions can include paid-up licenses for a period of time, for a class of products, for a number of products sold, under certain patents or patent claims, for sales in certain countries or a combination thereof. Licenses have become paid-up based on the payment of fixed amounts or after the payment of royalties for a term. With the exception of amounts allocated to past patent royalties, we recognize revenues related to fixed amounts on a straight-line basis. Our license agreements typically contain provisions that give us the right to audit our licensees' books and records to ensure compliance with the licensees' reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we seek payment for the amount owed and enter into negotiations with the licensee to resolve the discrepancy.
The company also pursues, on occasion, targeted sales of portions of its large and growing patent portfolio as a revenue stream. This strategy is based on the expectation that the company's portfolio and its growth rate extend well beyond the requirements for a successful licensing program. In addition, the strategy leverages the desire from new entrants in the mobile technology space to build strong intellectual property positions to support their businesses.
Signal Trust for Wireless Innovation
On October 17, 2013, InterDigital announced the formation of the Signal Trust for Wireless Innovation. The goal of the Signal Trust is to monetize a large InterDigital patent portfolio related to cellular infrastructure. More than 500 patents and patent applications were transferred to the Signal Trust, focusing primarily on 3G and LTE technologies and developed by InterDigital's engineers and researchers over more than a decade. A number of these innovations have been contributed to the worldwide standards process, resulting in a portfolio that includes patents for pioneering inventions that the company believes are used pervasively in the cellular wireless industry.
InterDigital has committed funding to the Signal Trust to help ensure its successful launch, and the company will also be the primary beneficiary of the Signal Trust. The distributions from the Signal Trust will support continued research related to cellular wireless technologies. A small portion of the proceeds from the Signal Trust will be used to fund, through the newly formed Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate.
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
InterDigital Solutions
In fourth quarter 2012, the company announced the formation of InterDigital Solutions. This unit is focused on commercializing market-ready technologies. These include:

•
Smart Access Manager, a standards-based bandwidth management solution for operators, infrastructure companies and device manufacturers. Smart Access Manager enables operators and others to integrate Wi-Fi management seamlessly into their offerings, and, at the end of 2013, was in field trials with operators in the United States, Europe and elsewhere.

•
User-Aware Video, a solution that uses contextual awareness of viewers and viewing conditions to deliver real-time and streaming video with the minimum required bandwidth to ensure an optimal viewing experience.

InterDigital Solutions' mission also includes leveraging InterDigital's technology and people in strategic engineering services engagements that supplement the company's core research while acting as new sources of revenue.
Convida Wireless
During 2012, we completed the formation of a joint venture with Sony Corporation of America. Called Convida Wireless, the joint venture combines InterDigital's advanced M2M research capabilities with Sony's consumer electronics expertise. Convida Wireless provides an outlet for driving new research in the growing M2M wireless communications field.
Wireless Communications Industry Overview

The wireless communications industry continues to experience rapid growth worldwide, as well as an expansion of device types entering the market. IHS iSuppli estimates that just over 1.7 billion handsets and tablets alone were shipped in 2013—a number that is expected to grow to more than 2 billion devices yearly in 2017 (source: IHS iSuppli, Smartphone and Mobile Broadband Devices Tracker, 2013). In addition, the rate of uptake of the latest 4G technologies has been very rapid, with global LTE subscriber growth increasing an estimated 115% in 2013 over 2012 (IHS iSuppli Research, January 2013).
Worldwide shipments of mobile handsets, PCs and tablets, 2007-2017 ('000s). Source: IHS iSuppli Connected Devices Database, Q4 2013.
Worldwide shipments of LTE handsets, 2011-2017 ('Ms). Source: IHS iSuppli Design Forecast -- Mobile Handsets, H2 2013.
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

Standards have evolved in response to consumer demand for services and expanded capabilities of mobile devices. Cellular standards have evolved from voice-oriented services to multimedia services that exploit the higher speeds offered by newer technologies, such as 3G, or, most recently, LTE. The wireless communications industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and select public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectra within a relatively modest operating range. The IEEE wireless standards bodies are creating sets of standards to enable higher data rates, provide coverage over longer distances, enable roaming and integrate more fully with cellular networks.
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
Business Activities
2013 Patent Licensing Activity
In first quarter 2013, we entered into a new agreement with SII Mobile Communications Inc. to extend patent coverage to include 4G technologies, including LTE and LTE-Advanced, as well as products not previously covered under the parties' existing agreement. The patent license agreements now provide SII Mobile Communications with worldwide, non-transferable, non-exclusive, royalty-bearing patent coverage for certain products designed to operate in accordance with 2G, 3G and 4G wireless technologies. SII Mobile Communications Inc. is a subsidiary of Seiko Instruments Inc. and is headquartered in Japan.
In third quarter 2013, we entered into an amendment to our worldwide, non-exclusive, royalty-bearing patent license agreement with Panasonic Mobile Communications Co., Ltd. (“PMC”), headquartered in Japan. This amendment expanded the scope of our existing agreement with PMC to cover its sales of products designed to operate in accordance with 4G wireless technologies, including LTE, LTE-Advanced and WiMax standards, in addition to 2G and 3G wireless technologies. PMC is a worldwide leader in the development and manufacture of mobile communications products.
In fourth quarter 2013, we entered into a worldwide, non-exclusive, royalty-bearing patent license agreement with Teltronics S.A. Unipersonal ("Teltronics"), headquartered in Spain. The agreement covers products that are designed to operate in accordance with 4G wireless technologies, including LTE, LTE-Advanced and WiMax. Teltronics is a world leader in the design and manufacturing of mission-critical radio communications equipment and systems.
Customers Generating Revenues Exceeding 10% of Total 2013 Revenues
Pegatron Corporation ("Pegatron"), Intel Mobile Communications GmbH ("Intel") and Sony Corporation of America ("Sony") comprised approximately 30%, 18% and 12% of our total 2013 revenues, respectively.
In 2008, we entered into a patent license agreement with Pegatron (the “2008 Pegatron PLA”) that covers Pegatron and its affiliates. Under the terms of the 2008 Pegatron PLA, we granted Pegatron a non-exclusive, non-transferable, world-wide royalty-bearing license covering the sale of certain products designed to operate in accordance with 2G and 3G wireless standards. In 2007, we entered into a worldwide, non-transferable, non-exclusive, fixed-fee royalty-bearing patent license agreement with Apple (the “2007 Apple PLA”).  In second quarter and fourth quarter 2013, we received arbitration awards in separate proceedings we initiated against Pegatron and Apple, respectively.  Taken together, these arbitration awards clarified that Pegatron owes us royalties on certain products it produces for Apple.  The Pegatron arbitration award confirmed that, to the extent that Pegatron manufactures products for Apple that are not licensed under the 2007 Apple PLA, those products are covered by the 2008 Pegatron PLA and are royalty bearing under that agreement.  The Apple arbitration award declared that Apple iPads, and any Apple products designed to operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA.  As a result of these two arbitration awards, we recognized $96.1 million of revenue associated with sales of Apple products under the 2008 Pegatron PLA in 2013, $71.4 million of which was recognized as past patent royalties and $24.7 million of which was recognized as per-unit royalties.

In third quarter 2013, we received an arbitration award in a proceeding initiated in 2012 to determine whether royalties were owed on specific product classes pursuant to our technology solutions agreement with Intel (the "Intel Agreement"). As a result of the award, in third quarter 2013, we recognized related revenue of $51.6 million that had been deferred pending the resolution of the arbitration, resulting in the recognition during 2013 of a total of $59.3 million of revenue associated with the Intel Agreement.
In fourth quarter 2012, we entered into a patent license agreement with Sony that covers Sony's sale of 3G and 4G products (the "Sony PLA"). During 2013, we recognized $40.0 million of revenue associated with the Sony PLA.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe any party is required to license our patents in order to manufacture and sell certain products and such party refuses to do so, we may institute legal action against them. This legal action typically takes the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the United States International Trade Commission (“USITC” or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. The response from the subject party can come in the form of challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products. The subject party may also respond by alleging that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, the subject party may allege that we have not complied with an obligation to offer a license to that party on fair, reasonable and non-discriminatory terms and conditions. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not essential. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the company can result in the payment of damages for past patent royalties, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the manufacturer from manufacturing and/or selling the infringing product.
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
Competition
With respect to our technology development activities, we face competition from companies, including in-house development teams at other wireless device companies and semiconductor companies and wireless operators, developing other and similar technologies that are competitive with our solutions that we may market or set forth into the standards-setting arena.
Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for licensing relationships or sale transactions. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain licenses from multiple holders of intellectual property. In licensing our patent portfolio, we compete with other patent holders for a share of the royalties, which may face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 2G, 3G and 4G products. However, numerous companies also claim that they hold 2G, 3G and 4G patents that are or may be essential or may become essential to cellular and other wireless standards. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate licensing fees or rates for essential patents. Similarly, potential purchasers of our patents often amass patent portfolios for defensive and/or cross-

licensing purposes and could choose to acquire patent assets within the same general technology space from other patent holders.
In the last several years, intellectual property has emerged as a strategically important asset class and a number of large patent acquisition transactions have taken place. As new participants have entered the mobile ecosystem, the market for intellectual property has become increasingly competitive, with many large, well-capitalized companies pursuing mobile ecosystem related patent portfolios. As we enhance our technology sourcing by supplementing our internal research and development efforts with acquisitions of intellectual property assets, we compete with such other companies over available mobile ecosystem related assets.
Employees
As of December 31, 2013, we had approximately 290 employees. None of our employees are represented by a collective bargaining unit.
Geographic Concentrations
We have one reportable segment. During 2013, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Taiwan	$128,551	$40,394	$43,993
United States	108,728	406,950	13,719
Canada	36,148	40,667	54,728
Japan	27,494	39,558	61,594
Korea	15,334	118,078	118,078
Germany	4,539	3,470	5,439
Other Europe	3,004	4,700	3,461
China	1,563	9,246	688
Other Asia	—	—	42
Total	$325,361	$663,063	$301,742
At December 31, 2013, 2012 and 2011, we held $215.9 million, $185.4 million and $146.0 million, respectively, or nearly 100% in each year, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. At each of December 31, 2013, 2012 and 2011, we also held less than $0.1 million of property and equipment, net of accumulated depreciation, in Canada. During 2013, we opened a small office in the United Kingdom and held less than $0.1 million of property and equipment, net of accumulated depreciation, in the United Kingdom at December 31, 2013.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our corporate headquarters and administrative offices are located in Wilmington, Delaware, USA. Our research and technology development centers are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; San Diego, California, USA; Montreal, Quebec, Canada; and London, England, United Kingdom.
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
Risks Related to Our Business
Rulings in legal proceedings and the outcome of potential patent legislation, USPTO rule changes and international patent rule changes may affect our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.
Rulings in our legal proceedings as well as those of third parties may affect our strategies for patent prosecution, licensing and enforcement.  For example, the U.S. International Trade Commission has recently taken some actions that have been viewed as unfavorable to patentees, including the company, seeking recourse in this forum.  Any potential changes in the law or other developments that reduce the number of forums available or the type of relief available in such forums (such as injunctive relief), or that otherwise cause us to seek alternative forums (such as arbitration or state court), would make it more difficult for InterDigital to enforce its patents, whether in adversarial proceedings or in negotiations.  Because we have historically depended on the availability of certain forms of legal process to enforce our patents and obtain fair and adequate compensation for the use of our intellectual property by unauthorized parties, developments that undermine our ability to do so could have a negative impact on the company’s revenue and future licensing efforts.  In addition, changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our costs, the scope of future patent coverage we secure and remedies that we may be entitled to in patent litigation and may require us to reevaluate and modify our patent prosecution, licensing and enforcement strategies. We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.
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
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates. There is also increasing downward pricing pressure on certain products, including handsets, that we believe implement our patented inventions, and some of our royalty rates are tied to the pricing of handsets. In addition, a number of other companies also claim to hold patents that are essential with respect to products for the cellular market. The increasing pricing pressure, as well as the number of patent holders seeking royalties on their cellular technologies, could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future revenue and cash flow. Finally, to the extent that royalty rates are determined through arbitration or other legal proceedings, because litigation and adversarial proceedings are inherently unpredictable and uncertain and there are few precedents for such determinations, it is possible that such rates may be lower than our historical rates, which may have an adverse effect on our revenue and cash flow.
Increased scrutiny by regulatory authorities may affect our strategies for patent prosecution, licensing and enforcement and may increase our costs of doing business and/or lead to monetary fines, penalties or other remedies or sanctions.

Domestic and foreign regulatory authorities have recently increased their scrutiny of the use of standards-essential patents in the mobile wireless industry, including the enforcement of such patents against competitors. Such scrutiny has resulted in, and may lead to additional, inquiries that may lead to enforcement actions against the company and/or impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could result in monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition.
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
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2013, Pegatron, Intel and Sony accounted for approximately 30%, 18% and 12% of our total revenues, respectively. In the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations under their respective license agreements, we are unable to renew one or more of such license agreements upon expiration or our revenues from these licensees significantly decline, our future revenue and cash flow could be materially adversely affected.
Our plans to broaden our revenue sources through enhanced technology sourcing, commercializing our market-ready technologies and research capabilities and developing new technology with commercial applicability may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to broaden our revenue sources through joint ventures, services agreements and the continued development, commercialization and licensing of technology projects. There is no guarantee that we will succeed in acquiring or developing technology and patents or partnering with inventors and research organizations to contribute new areas to our existing portfolio of intellectual property. Also, our technology development activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, each of which could reduce our opportunities for technology sales and licensing. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts or delays or failures to enter into technology licensing agreements to secure integration of additional functionality, could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive. In addition, the commercialization of certain technologies could potentially lead to patent exhaustion issues that could limit the company’s ability to derive licensing revenue from certain patents under its patent licensing program. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
Our strategy to diversify our patent-based revenue by pursuing patent licensing arrangements and patent sales may not be successful.
There is no guarantee that we will succeed in our pursuit of select patent licensing arrangements or patent sales, and, if we are successful, there is no guarantee that the revenue and cash flow generated through such patent sales or licensing arrangements (including trust arrangements) will be greater than the revenue and cash flow we would have generated if we had retained and licensed the patents ourselves. In addition, potential licensees may be reluctant to enter into new patent license agreements, and current licensees may be reluctant to renew their agreements, either at all or on terms acceptable to the company, based on the belief that we plan to sell or transfer some of the patents we are asking them to license.
Due to the nature of our business, we could be involved in a number of costly litigation, arbitration and administrative proceedings to enforce our intellectual property rights.

While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products, we may commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we could face counterclaims that challenge the essential nature of our patents, that our patents are invalid, unenforceable or not infringed or that our royalty rates are other than fair, reasonable and nondiscriminatory. As a result of enforcing our patents, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.
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
We may engage in acquisitions or other strategic transactions or make investments that could result in significant changes, costs and/or management disruption and fail to enhance shareholder value.
We may acquire or develop businesses, acquire technology and/or intellectual property, enter into joint ventures or other strategic transactions, purchase equity and debt securities in other entities, including minority equity interests and corporate bonds/notes in publicly traded and privately held companies or create new businesses. In some cases, such strategic investments may serve as consideration for a license in lieu of cash royalties. Most strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Further, we may attempt to develop technologies or services that we believe we would be able to sell or license commercially using inside or outside technical, legal and financial resources. Acquisitions or strategic investments may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We could make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.
Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of acquired companies or businesses may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. We cannot assure you that the integration of acquired businesses, technology and/or intellectual property with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. In addition, any acquired companies or business or newly developed technology or service we may offer would be subject to its own risks that may or may not be the same as the risks already disclosed herein. We may not derive any commercial value from the acquired or developed technology, products and intellectual property or from future technologies and products based on the acquired or developed technology and/or intellectual property, and we may be subject to liabilities that are not covered by the indemnification protection we may obtain.
Our revenue may be affected by the deployment of 4G or other technologies in place of 2G and 3G technologies or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
Although we own a growing portfolio of issued and pending patents related to 4G and non-cellular technologies, our patent portfolio licensing program in these areas is less established and may not be as successful in generating licensing income as our 2G and 3G licensing programs. Many wireless operators have selected LTE as their next-generation technology for deployment in existing or future spectrum bands as complementary to their existing 2G or 3G networks. Although we believe that certain of our technology is, may be or may become essential to the LTE standard, we may not be as successful in licensing 4G products or products containing other technologies as we have been in licensing 2G and 3G products or we may not achieve a level of royalty revenues on such products that is comparable to that we have historically received on 2G and 3G products.
The licenses that we grant under our patent license agreements typically only cover products designated to operate in accordance with specified cellular technologies and that were manufactured or deployed or soon to be manufactured or deployed at the time of entry into the agreement. As a result, many of our current patent license agreements cover products designed to operate in accordance with 2G and/or 3G standards but do not cover products designed to operate in accordance with 4G standards. Also, we have patent license agreements with licensees that now offer for sale types of products that were not sold by such licensees at the time the patent license agreements were entered into and, thus, are not licensed by us. We do not derive patent licensing revenue from the sale of products by our licensees that are not covered by a patent license agreement. In order to grant a patent license for any such products, we will need to extend or modify our patent license agreements or enter into new license agreements with such licensees. We may not be able to modify these license agreements on financial terms acceptable to us, without affecting the other material terms and conditions of our license agreements with such licensees or at all. Further, such modifications may adversely affect our revenue on the sale of products covered by the license prior to modification.
Consolidation in the wireless communications industry could adversely affect our business.
The wireless communications industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. Any concentration or sale within the wireless industry may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. For example, in 2013, Samsung, Nokia and Apple collectively accounted for just over 50% of worldwide handset shipments. Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
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
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. With our January 1, 2007 adoption of the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2013 and 2012, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
Our technologies may not be become patented, adopted by wireless standards or widely deployed.
We invest significant resources in the development of advanced wireless technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G and beyond, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for the adoption or deployment of technologies we develop. If the technologies in which we invest do not become patented or are not adopted by the relevant standards or deployed in the mainstream markets, at all or at the rate or within time periods we expect, or if we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected.
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
We face competition from companies, including the in-house development teams at wireless device and semiconductor manufacturing companies and operators, developing other and similar technologies that are competitive with our solutions that we may market or set forth into the standards-setting arena. Due to competing solutions, our solutions may not find a viable commercial marketplace or be adopted by the relevant standards. In addition, in licensing our patent portfolio, we may compete with other companies, many of whom also claim to hold essential patents, for a share of the available royalties. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain a license from multiple holders of intellectual property. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder.
Our technology development activities may experience delays.
We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies. Delays may have adverse financial effects and may allow competitors with comparable technology offerings to gain an advantage over us in the marketplace or in the standards setting arena. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, certain of our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results could be adversely affected, and our ability to secure new licensees and other business opportunities could be diminished.
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
From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company could be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in January 2012, the FASB and International Accounting Standards Board released an updated exposure draft, Revenue from Contracts with Customers, which, if it becomes final, could significantly impact the timing of revenue recognition for new and existing contracts with licensees. This and other potential changes in reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
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
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 3, 2011 to February 21, 2014, the trading price of our common stock has ranged from a low of $22.37 per share to a high of $82.50 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
Our total consolidated long-term debt as of December 31, 2013 was approximately $208.8 million. This level of debt could have significant consequences on our future operations, including:

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
Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in King of Prussia, Pennsylvania, USA, Melville, New York, USA, San Diego, California, USA, and Montreal, Quebec, Canada. The following table sets forth information with respect to our principal properties:

Location	Approximate Square Feet	Principal Use	Type of Ownership /Lease Expiration Date
King of Prussia, Pennsylvania	52,000	Administrative office and research space	Owned
Melville, New York	44,800	Administrative office and research space	February 2020
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Montreal, Quebec	17,300	Administrative office and research space	June 2016
San Diego, California	11,800	Administrative office and research space	April 2018
We are also a party to a lease for a small office in London, England, United Kingdom that contains administrative office and research space.
We believe that the facilities described above are suitable and adequate for our present purposes and our needs in the near future.

Item 3.	LEGAL PROCEEDINGS.

Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
USITC Proceeding (337-TA-868)
On January 2, 2013, the Company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the United States International Trade Commission (the “USITC” or “Commission”) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and

ZTE (USA) Inc. (collectively, the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents have been asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On February 21, 2013, each 337-TA-868 Respondent filed their respective responses to the complaint.
On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination (“ID”) to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the Commission’s final determination are now May 12, 2014 and September 10, 2014, respectively. The trial dates were unchanged, and the trial commenced on February 10, 2014 and ended on February 20, 2014.
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
On March 13, 2013, InterDigital moved to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 by all 337-TA-868 Respondents. On March 25, 2013, the 337-TA-868 Respondents opposed InterDigital’s motion. On May 10, 2013, the ALJ denied InterDigital’s motion to amend the complaint. On July 18, 2013, Samsung moved to stay the 337-TA-868 investigation pending disposition by the Commission of the 337-TA-800 investigation, which was scheduled to be completed by December 19, 2013. InterDigital opposed that motion on July 29, 2013. On August 8, 2013, the ALJ denied the motion. On June 19, 2013, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of over 30 collective claims from five of the seven asserted patents. The ALJ granted the motion on June 24, 2013. On August 22, 2013, InterDigital also filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of eight collective claims from the other two asserted patents. The ALJ granted the motion on August 26, 2013.
On December 6, 2013, Samsung moved for partial summary determination that Samsung does not infringe U.S. Patent No. 7,502,406 (“the ’406 Patent”). On January 15, 2014, InterDigital and Samsung submitted a joint stipulation in which the parties agreed to the termination of the ’406 Patent from the Investigation in view of the USITC’s claim construction and determination in the 337-TA-800 investigation that the asserted claims of the ’406 patent were not infringed. On January 24, 2014, the ALJ issued an initial determination granting Samsung’s motion. On January 31, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ‘406 Patent, which, if denied, would ensure that InterDigital would be permitted to appeal the order to the Federal Circuit. That petition for review remains pending before the USITC.
On December 6, 2013, Samsung moved for partial summary determination that certain of the asserted claims of U.S. Patent Nos. 7,190,966 (“the ’966 patent”), 7,286,847 (“the ’847 patent”), and 7,706, 830 (“the ’830 patent”) are invalid for lack of sufficient written description. ZTE and Huawei joined Samsung’s motion on December 12, 2013. InterDigital opposed Samsung’s motion on December 18, 2014. On January 30, 2014, the ALJ denied the motion.
On December 12, 2013, Samsung moved for partial summary determination that, in view of the Commission’s claim construction and determination in the 337-TA-800 investigation, it does not infringe the asserted claims of U.S. Patent No. 8,009,636 (“the ’636 patent”), and the ’830, ’966, and ’847 patents. Huawei and ZTE joined Samsung’s motion on December 12, 2013 and December 13, 2014, respectively. InterDigital opposed Samsung’s motion on January 2, 2014. On February 5, 2014, the ALJ granted in part and denied in part the motion. Specifically, the ALJ granted the motion with respect to the ’830 and ’636 patents, and denied the motion with respect to the ’966 and ’847 patents. On February 14, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’830 and ’636 Patents, which, if denied, would ensure that InterDigital would be permitted to appeal the order to the Federal Circuit. That petition for review remains pending before the USITC.
On December 12, 2013, Respondents moved for summary determination that InterDigital has failed to satisfy the technical prong of the domestic industry requirement with respect to U.S. Patent No. 7,941,151 (“the ’151 patent”). InterDigital opposed the motion on January 2, 2014. On January 30, 2014, the ALJ denied the motion.
On December 12, 2013, InterDigital moved for summary determination that Respondents infringe limitations of the asserted claims of the ’966 and ’847 patents. Respondents opposed the motion on January 2, 2014. InterDigital moved for leave to file a reply on January 16, 2014, and Respondents opposed InterDigital’s motion for leave on January 23, 2014. On January 30, 2014, the ALJ denied the motion.
On December 12, 2013, InterDigital moved for summary determination that the ’151 patent is not unenforceable for inequitable conduct. Respondents opposed InterDigital’s motion on January 2, 2014. InterDigital moved for leave to file a reply on January 13, 2014, and Respondents opposed InterDigital’s motion for leave on January 16, 2014. On February 4, 2014, the ALJ denied the motion.
On December 12, 2013, Samsung moved to terminate the investigation as to U.S. Patent No. 7,616,970 (the "’970 Patent”) in view of the USITC’s determination in the 337-TA-800 investigation that the asserted claims of the ’970 patent are not valid. On January 6, 2014, InterDigital responded to this motion and stated that, subject to its objection to the Commission’s final determination in the 337-TA-800 investigation and reserving its right to appeal that determination, InterDigital acquiesced to the termination of the 337-TA-868 investigation as to the ’970 Patent. On January 6, 2014, the Commission’s Office of Unfair Import Investigations responded in support of the underlying legal analysis but stated that it would not support the motion in the form of a motion to terminate. Samsung withdrew the motion to terminate and, on January 9, 2014, Samsung moved for partial summary determination of no violation of Section 337 as to the ’970 Patent in view of the USITC’s determination in the 337-TA-800 investigation that the asserted claims of the ’970 patent are not valid. On January 10, 2014, InterDigital responded to this motion and stated that, subject to its objection to the Commission’s final determination in the 337-TA-800 investigation and reserving its right to appeal that determination, InterDigital acquiesced to the termination of the 337-TA-868 investigation as to the ’970 Patent. On January 15, 2014, the ALJ issued an initial determination finding that the ALJ is bound by the Commission’s determination in the 337-TA-800 investigation and granting Samsung’s motion. On January 27, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’970 Patent, and on February 11, 2014, the USITC denied this petition.  InterDigital is now permitted to appeal the order terminating the 337-TA-868 investigation to the Federal Circuit.
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute.  The agreement is based on an expedited process leading to a license on terms set by the arbitration panel, with the arbitration process expected to be complete in 2014 or early 2015.  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a FRAND rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed below under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. On January 2, 2014, InterDigital and Huawei filed a joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents on the basis of this confidential settlement agreement between the parties. On the same day, InterDigital and Huawei also moved to stay the procedural schedule with respect to the Huawei Respondents pending the parties’ motion to terminate. On January 6, 2014, the ALJ granted the motion to stay, and on January 16, 2014, the ALJ granted the joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents. On February 12, 2014, the USITC determined not to review the initial determination terminating the Huawei Respondents from the 337-TA-868 investigation.
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
On August 6, 2013, Huawei, Nokia, and ZTE filed answers and amended counterclaims for breach of contract and for declaratory judgments seeking determination of FRAND terms. The counterclaims also continue to seek declarations of noninfringement, invalidity, and unenforceability. Nokia also continued to assert a counterclaim for a declaration of patent misuse. On August 30, 2013, InterDigital filed a motion to dismiss the declaratory judgment counterclaims relating to the request for determination of FRAND terms. On September 30, 2013, Huawei, Nokia, and ZTE filed their oppositions to this motion to dismiss. On October 17, 2013, InterDigital filed its reply. The motion was heard on November 26, 2013. The court has not yet ruled on InterDigital’s motion.
On December 30, 2013, InterDigital and Huawei filed a stipulation of dismissal on account of the confidential settlement agreement and agreement to arbitrate their disputes in this action. On the same day, the Delaware District Court granted the stipulation of dismissal.
On February 11, 2014, the Delaware District Court judge granted an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims.
Huawei Complaint to European Commission
On May 23, 2012, Huawei lodged a complaint with the European Commission alleging that InterDigital was acting in breach of Article 102 of the Treaty on the Functioning of the European Union (the "TFEU"). Huawei alleged that InterDigital has a dominant position with respect to the alleged market for the licensing of its 3G standards-essential patents. Huawei further alleged that InterDigital was acting in abuse of its alleged dominant position by allegedly seeking to force Huawei to agree to unfair purchase or selling prices and in applying dissimilar conditions to equivalent transactions contrary to Article 102 of the TFEU. The European Commission had not yet indicated whether or not it would initiate proceedings against InterDigital as a result of the complaint and, in January 2014, as a result of the confidential settlement agreement mentioned above, Huawei contacted the European Commission and requested the withdrawal of the complaint.
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
InterDigital believes that the decisions in the first and second proceedings are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating InterDigital’s lump-sum patent license agreement with Apple in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA-800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, particularly in view of the arbitration decision, discussed below, which found that InterDigital’s license agreement with Apple is limited in scope. InterDigital intends to appeal the Guangdong Province High Court’s decision regarding the setting of FRAND royalties with respect to InterDigital’s Chinese essential patents to the Supreme People’s Court in Beijing.
InterDigital learned that Huawei filed in 2013 a new Chinese Anti-Monopoly Law complaint against InterDigital in the Shenzhen Intermediate People’s Court. At Huawei’s request, in connection with InterDigital and Huawei’s confidential settlement agreement, this complaint was dismissed on January 9, 2014.
Investigation by National Development and Reform Commission of China
On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that the NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the Anti-Monopoly Law may be subject to a cease and desist order, fines, and disgorgement of any illegal gains. The Company continues to cooperate with the NDRC’s investigation and, on February 10, 2014, submitted a proposed commitments request to NDRC that could form the predicate for suspension of NDRC's investigation under a procedure provided for under the Anti-Monopoly Law.
Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
USITC Proceeding (337-TA-800)
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
On January 20, 2012, LG filed a motion to terminate the investigation as it relates to the LG entities, alleging that there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012. On July 6, 2012, the Commission determined not to review the ALJ's order, and the investigation was terminated as to LG. On August 27, 2012, InterDigital filed a petition for review of the ALJ's order in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs were filed on January 22, 2013, and InterDigital's reply brief was filed on February 8, 2013. The Federal Circuit heard oral argument on April 4, 2013. On June 7, 2013, the Federal Circuit reversed the termination of the investigation as to LG, finding that LG’s request for termination and arbitration was wholly groundless, and remanded to the Commission for further proceedings. On July 19, 2013, LG filed a petition for rehearing and rehearing en banc. On October 3, 2013, the Federal Circuit denied LG’s petition for rehearing and rehearing en banc and issued its mandate on October 10, 2013. LG filed a petition for a writ of certiorari with the U.S. Supreme Court seeking reversal of the Federal Circuit’s judgment on December 31, 2013. Responses to LG’s petition are due on March 19, 2014. On January 13, 2014, InterDigital filed a motion to terminate the 337-TA-800 investigation as to the LG Respondents. No opposition to InterDigital’s motion was filed. On February 12, 2014, the Commission granted InterDigital’s motion to terminate the investigation as to LG. In terminating the 337-TA-800 investigation, the Commission adopted the ALJ’s determination that the ‘830, ‘636, ‘406, and ‘332 patents are not invalid. The Commission declined to take a position regarding InterDigital’s domestic industry or FRAND issues.
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
The ALJ held an evidentiary hearing from February 12-21, 2013. The parties submitted initial post-hearing briefs on March 8, 2013 and reply post-hearing briefs on March 22, 2013. The ALJ’s Initial Determination (“ID”) issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Specifically, the ALJ found infringement with respect to claims 1-9 of the ‘970 patent, but not as to the other asserted claims of the ‘970 patent, or any of the other asserted patents. In addition, the ALJ found that the asserted claims of the ‘970 patent, U.S. Patent No. 7,536,013, and U.S. Patent No. 7,970,127 were invalid in light of the prior art. The ALJ further found that InterDigital had established a licensing-based domestic industry. With respect to the 337-TA-800 Respondents’ FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital’s licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments. Further, the ALJ found that the 337-TA-800 Respondents had not shown that they are licensed under the asserted patents. On July 10, 2013, the ALJ issued a Recommended Determination on Remedy, concluding that if a violation is found by the Commission, the ALJ recommends the issuance of a Limited Exclusion Order as to all 337-TA-800 Respondents, and cease and desist orders as to 337-TA-800 Respondents Nokia and Huawei.
Petitions for review of the ID to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. InterDigital requested review of certain limited erroneous claim constructions and the ALJ’s resulting erroneous determinations that InterDigital’s U.S. Patent No. 7,706,830, U.S. Patent No. 8,009,636, U.S. Patent No.7,502,406 and U.S. Patent No.7,706,332 were not infringed and that the claims of the ’970 patent are invalid. The 337-TA-800 Respondents requested review of the ALJ’s determination that a domestic industry exists as to each of the asserted patents. In addition, the 337-TA-800 Respondents requested review of a number of alleged claims construction errors and the impact of such alleged errors on the infringement and validity of the patents listed above, as well as review of the ALJ’s determination that Respondents are not licensed under certain of the asserted patents through a third party. Responses to the various petitions were filed on July 23, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety and requested limited briefing on the issue of whether licensing-based domestic industry requires proof of “Articles protected by the patent.” Opening briefs were submitted on September 27, 2013 and replies were submitted on October 21, 2013 after the end of the government shutdown. The target date for the Commission to issue its Final Determination, which was October 28, 2013 prior to the federal government shutdown, was extended to November 13, 2013 by operation of the notice issued by the Commission on September 30, 2013 tolling all schedules and deadlines during the pendency of the federal government shutdown. On October 23, 2013, the Commission issued a Notice further extending the target date for the Commission to issue its Final Determination, in view of the federal government shutdown, from November 13, 2013 to December 19, 2013.
On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review.
On December 20, 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. InterDigital’s appeal was docketed on December 23, 2014. On January 17, 2014, the Nokia and ZTE Respondents moved for leave to intervene in the appeal. On January 30, 2014, the ALJ granted these motions. On January 22, 2014, third party Samsung moved for leave to intervene in the appeal. Nokia and ZTE responded to this motion on February 2, 2014. Samsung's motion remains pending.
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. On January 14, 2014, InterDigital and Huawei filed a stipulation of dismissal of their disputes in this action on account of the confidential settlement agreement mentioned above. On the same day, the Delaware District Court granted the stipulation of dismissal.
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
On June 25, 2013, the arbitration tribunal granted the parties’ joint request to stay the arbitration pending the exhaustion of all appellate rights from the Federal Circuit’s decision. As noted above, LG filed a petition for a writ of certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling on December 31, 2013.
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
On February 12, 2014, the Commission issued a notice, order and opinion remanding the investigation to an ALJ. In doing so, the Commission determined certain issues and identified others that would be subject to further proceedings by the ALJ. For example, with respect to domestic industry, the Commission acknowledged the Federal Circuit’s affirmance of InterDigital’s domestic industry and declined Nokia’s invitation to revisit the issue on remand. With respect to validity, the Commission affirmed the ALJ’s determination that the Lucas reference does not anticipate or render obvious the asserted claims of the ‘966 and ‘847 patents. The Commission further affirmed the ALJ’s determination that the asserted claims of the ‘966 and ’847 patents are not rendered obvious by the IS-95 references combined with the CODIT reference. The Commission construed the claim limitation “synchronize” in the asserted claims of the ‘847 patent to mean “establishing a timing reference with the pilot signal transmitted by a base station,” as InterDigital had originally proposed to the ALJ.
With respect to infringement, the Commission determined that the PRACH preamble used in the accused Nokia handsets satisfies the “code”/“signal” limitation of the asserted claims of the ‘966 and ‘847 patents under the Federal Circuit’s revised claim construction. The Commission also determined that the transmission of the PRACH preambles meet the claim limitation “increased power level” in the asserted claims of the ‘966 and ‘847 patents based on the Federal Circuit’s revised claim construction. The Commission further determined that Nokia waived any argument that the PRACH preamble and message signals in the accused Nokia handsets are never transmitted. The Commission separately found that the accused handsets do not satisfy the “synchronized to a pilot signal” limitation under the doctrine of equivalents.
The Commission assigned the investigation to an ALJ for limited remand proceedings consistent with its February 12, 2014 opinion. The Commission defined the scope of the remand proceedings by enumerating the particular issues before the ALJ. Specifically, the Commission ordered the ALJ to:

•
take additional briefing and make findings on whether the accused Nokia handsets meet the “generated using a same code” limitation or “the message being transmitted only subsequent to the subscriber unit receiving the indication” limitation in the asserted claims of the ‘966 patent, and whether the accused Nokia handsets meet the “generated using a same code” limitation or the “function of a same code” limitation in the asserted claims of the ‘847 patent;

•
take additional briefing and make findings on whether the 3GPP standard supports a finding that the pilot signal (P-CPICH) satisfies the claim limitation “synchronized to a pilot signal” as recited in the asserted claims of the ‘847 patent by synchronizing to either the P-SCH or S-SCH signals under the Commission's construction of that claim limitation, as well as, regarding the asserted claims of the ‘847 patent, whether the PRACH Message is transmitted during the power ramp up process; and

•
take evidence and/or briefing and make findings regarding (i) whether Nokia’s currently imported products infringe the asserted patents; (ii) whether the chips in the currently imported products are licensed; (iii) whether the issue of the standard-essential nature of the ‘847 and ‘966 patents is contested; (iv) whether there is “patent hold-up” or “reverse patent hold-up”; and (v) the statutory public interest factors.

The ALJ requested the parties submit by February 24, 2014 briefing regarding their respective positions, including proposed procedural schedules, for the limited proceedings they respectively contend are necessary in view of the Commission’s order regarding the scope of the remand. The Commission did not authorize the taking of discovery, the taking of evidence, or the briefing of issues relating to validity of the asserted claims.
The Commission’s action is important for several reasons. Foremost, it confirms the validity of the asserted claims of the ‘966 and ‘847 patents in light of the evidence and arguments presented by Nokia in the 337-TA-613 investigation. Additionally, the Commission’s determination that 3GPP WCDMA PRACH preambles satisfy the “code”/“signal” limitation of the asserted claims of the ‘966 and ‘847 patents, and that the transmission of the PRACH preambles meet the claim limitation “increased power level” in the asserted claims of the ‘966 and ‘847 patents, both based on the Federal Circuit’s revised claim constructions, demonstrates the scope and vitality of the ‘966 and ‘847 patents, particularly as these patents apply to 3G WCDMA capable devices.

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
Technology Solutions Agreement Arbitration Award
Our wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.) and InterDigital Technology Corporation were engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under one of our technology solutions agreements.  The arbitration hearing took place in late June 2012, and the arbitration award was issued on August 13, 2013. As a result of the award, in third quarter 2013, we recognized related revenue of $51.6 million that had been deferred pending the resolution of the arbitration.
Pegatron Arbitration Award
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron Corporation (“Pegatron”).  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association’s International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron was required to pay us approximately $29.9 million, including $23.5 million for past patent royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses.  On May 15, 2013, InterDigital received $29.9 million.

On May 24, 2013, Pegatron responded to InterDigital’s petition to confirm the award, and, on June 24, 2013, the U.S. District Court for the Northern District of California entered an Order confirming the award and entered judgment in the matter.
Arbitration with Apple Inc. Regarding Scope of 2007 Patent License Agreement
On October 10, 2013, a three-member tribunal constituted by the American Arbitration Association’s International Centre for Dispute Resolution issued an arbitration award in a proceeding initiated by our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. to resolve a dispute surrounding our 2007 patent license agreement with Apple Inc. (the "Apple PLA”).  The arbitration award declared that Apple iPads, and any Apple products designed to operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA.  On October 30, 2013, InterDigital Technology Corporation and IPR Licensing, Inc. filed a petition to confirm the arbitration award in the United States District Court for the Northern District of California. On December 11, 2013, Apple responded to InterDigital’s petition to confirm the award, stating that it did not oppose confirmation of the award, and on December 17, 2013, InterDigital filed a reply in support of its petition to confirm the arbitration award. A hearing is scheduled on InterDigital’s petition for April 4, 2014.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The NASDAQ Stock Market (“NASDAQ”) is the principal market for our common stock, which is traded under the symbol "IDCC." The following table sets forth the high and low sales prices of our common stock for each quarterly period in 2013 and 2012, as reported by NASDAQ.

	High	Low
2013
First quarter	$48.68	$41.67
Second quarter	48.60	38.60
Third quarter	41.24	35.02
Fourth quarter	39.87	28.53

	High	Low
2012
First quarter	$46.75	$34.75
Second quarter	35.25	22.37
Third quarter	37.29	25.00
Fourth quarter	45.24	33.06

Holders
As of February 20, 2014, there were 841 holders of record of our common stock.
Dividends
Prior to 2010, we had not declared any cash dividends on our shares of common stock. In fourth quarter 2010, our Board of Directors approved the company’s initial dividend policy and declared the first quarterly cash dividend of $0.10 per share. On December 5, 2012, we announced that our Board of Directors had declared a special cash dividend of $1.50 per share on InterDigital common stock. The dividend was payable on December 28, 2012 to stockholders of record as of the close of business on December 17, 2012. Cash dividends on the company's outstanding common stock declared in 2013 and 2012 were as follows (in thousands, except per share data):

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
Fourth quarter	0.10	4,031	16,383
	$0.40	$16,383

2012
First quarter	$0.10	$4,469	$4,469
Second quarter	0.10	4,348	8,817
Third quarter	0.10	4,095	12,912
Fourth quarter	1.60	65,643	78,555
	$1.90	$78,555
We currently expect to continue to pay dividends comparable to our regular quarterly $0.10 cash dividends in the future; however, continued payment of cash dividends and changes in the company’s dividend policy will depend on the company’s earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.

Performance Graph
The following graph compares five-year cumulative total returns of the company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2008 and that all dividends were re-invested. Such returns are based on historical results and are not intended to suggest future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among InterDigital, Inc., the NASDAQ Composite Index and the NASDAQ Telecommunications Index

	12/08	12/09	12/10	12/11	12/12	12/13
InterDigital, Inc.	100.00	96.58	151.42	160.17	158.00	114.33
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Telecommunications	100.00	137.81	148.84	131.52	136.58	189.00
The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding company purchases of its common stock during fourth quarter 2013.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2013 - October 31, 2013	16,000	$34.99	16,000	$121,746,500
November 1, 2013 - November 30, 2013	288,000	$33.35	288,000	$112,141,502
December 1, 2013 - December 31, 2013	613,000	$32.16	613,000	$93,189,610
Total	917,000	$32.76	917,000	$93,189,610
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
(3) Amounts shown in this column reflect the amounts remaining under the 2012 Repurchase Program.
From January 1, 2014 through February 23, 2014, we did not make any share repurchases under the 2012 Repurchase Program.

Item 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information contained in this Form 10-K.

	2013	2012	2011	2010	2009
	(in thousands except per share data)
Consolidated statements of operations data:
Revenues (a)	$325,361	$663,063	$301,742	$394,545	$297,404
Income from operations (b)	$84,756	$419,030	$134,757	$235,873	$113,889
Income tax provision (c)	$(25,836)	$(136,830)	$(35,140)	$(84,831)	$(25,447)
Net income applicable to Interdigital, Inc. common shareholders	$38,165	$271,804	$89,468	$153,616	$87,256
Net income per common share — basic	$0.93	$6.31	$1.97	$3.48	$2.02
Net income per common share — diluted	$0.92	$6.26	$1.94	$3.43	$1.97
Weighted average number of common shares outstanding — basic	41,115	43,070	45,411	44,084	43,295
Weighted average number of common shares outstanding — diluted	41,424	43,396	46,014	44,824	44,327
Cash dividends declared per common share (d)	$0.40	$1.90	$0.40	$0.10	$—
Consolidated balance sheets data:
Cash and cash equivalents	$497,714	$349,843	$342,211	$215,451	$210,863
Short-term investments	200,737	227,436	335,783	326,218	198,943
Working capital	731,076	641,434	595,734	440,996	449,762
Total assets	1,113,183	1,056,609	996,968	874,643	908,485
Total debt	208,813	200,391	192,709	468	1,052
Total InterDigital, Inc. shareholders’ equity	528,650	518,705	471,682	353,116	169,537
Noncontrolling interest	5,170	—	—	—	—
Total shareholders’ equity	$533,820	$518,705	$471,682	$353,116	$169,537
_______________________________________

(a)
In 2013, our revenues included $124.7 million of past patent royalties related to the previously discussed arbitration awards. In 2012, our revenues included $384.0 million associated with patent sales.

(b)	Our income from operations included charges of $1.5 million, $12.5 million and $38.6 million in 2013, 2012 and 2009, respectively, associated with actions to reposition the company’s operations.

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
Business

InterDigital, Inc. ("InterDigital") designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of intellectual property to the wireless communications industry.
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2013, InterDigital's wholly owned subsidiaries held a portfolio of over 20,500 patents and patent applications related to the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 2G, 3G, 4G and the IEEE 802 suite of standards. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select patent acquisitions. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices.
InterDigital derives revenues primarily from patent licensing and sales, technology solutions licensing and sales and engineering services. In 2013, 2012, and 2011, our total revenues were $325.4 million, $663.1 million and $301.7 million, respectively. Our revenues in 2012 included $384.0 million related to the sale of less than ten percent of our patent portfolio. Our patent licensing revenues in 2013, 2012, and 2011 were $264.2 million, $276.6 million and $295.3 million, respectively.
In 2013, the amortization of fixed-fee royalty payments accounted for approximately 26% of our patent licensing revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our patent licensing revenue is variable in nature due to the per-unit structure of the related license agreements. Approximately 83% of this per-unit, variable portion for 2013 related to sales by three of our licensees with concentrations in the smartphone market and our collection of Japanese licensees, for whom the majority of the sales are within Japan. As a result, our per-unit, variable patent license royalties have been, and will continue to be, largely influenced by the sales performance of these licensees.
Huawei Settlement Agreement
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. The agreement is based on an expedited process leading to a license on terms set by the arbitration panel, with the arbitration process expected to be complete in 2014 or early 2015.
Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties, including the two USITC investigations and related U.S. district court proceedings as they relate to Huawei, and including withdrawal by Huawei of its various antitrust complaints, but excluding the action filed by Huawei in China to set a FRAND rate for the licensing of InterDigital’s Chinese standards-essential patents.  The terms of the settlement agreement permit InterDigital to further appeal, through a petition for retrial in the Chinese Supreme People’s Court, this Chinese court decision relating to InterDigital’s Chinese standards-essential patents.
Repositioning
On October 23, 2012, we announced that, as part of our ongoing expense management, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred related repositioning charges of $1.5 million and $12.5 million in 2013 and 2012, respectively. These charges are included in the repositioning line of our Consolidated Statements of Income. The majority of the charges represent cash obligations associated with severance. During 2012 and 2013, cash payments of $1.4 million and $12.6 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2013 and December 31, 2012, our accrued repositioning charges were zero and $11.1 million, respectively. We do not expect to incur any additional charges related to the VERP.
Patent Sales
On June 18, 2012, we announced that certain of our subsidiaries had entered into a definitive agreement to sell approximately 1,700 patents and patent applications, including approximately 160 issued U.S. patents and approximately 40 U.S. patent applications, to Intel Corporation for $375.0 million. The sale agreement involved patents primarily related to 3G, LTE and 802.11 technologies. Upon completion of the transaction in third quarter 2012, we recognized $375.0 million as patent sales revenue and $15.6 million as patent sales expense, which was recorded within the patent administration and licensing line on our Consolidated Statements of Income. Included in the patent sales expense was the remaining net book value of the patents sold, as well as commissions and legal and accounting services fees paid in conjunction with the sale. We did not complete any patents sales in 2013 or 2011.

We intend to pursue additional patent sale opportunities as part of our expanded strategy. However, we are unable to predict the timing and magnitude of any such sales due to the unpredictable nature of the sales cycle for such transactions.
Expiration of Apple Patent License Agreement
Our patent license agreement with Apple Inc. (“Apple”), which covers certain Apple iPhones (but does not cover Apple iPads or any Apple products designed to operate on CDMA2000 or LTE networks), expires at the end of June 2014.  Because this is a fixed-fee agreement, we recognize the revenue associated with this agreement on a straight-line basis over the life of the agreement.  Upon expiration of the agreement, Apple will become unlicensed as to all products covered under the agreement.
Patent Licensing Royalties
Patent licensing royalties in 2013 of $264.2 million decreased 4% from the prior year. This $12.4 million year-over-year decrease in patent licensing royalties was primarily driven by a decrease in fixed-fee revenues offset by an increase in past patent royalties driven by arbitration awards received in 2013. Refer to "Results of Operations -- 2013 Compared with 2012" for further discussion of our 2013 revenue.
In 2007, we entered into a worldwide, non-transferable, non-exclusive, fixed-fee royalty-bearing patent license agreement with Apple (the “2007 Apple PLA”). In 2008, we entered into a patent license agreement with Pegatron (the “2008 Pegatron PLA”) that covers Pegatron and its affiliates.  Under the terms of the 2008 Pegatron PLA, we granted Pegatron a non-exclusive, non-transferable, worldwide royalty-bearing license covering the sale of certain products designed to operate in accordance with 2G and 3G wireless standards.
In second quarter and fourth quarter 2013, we received arbitration awards in separate proceedings we initiated against Pegatron and Apple, respectively.  Taken together, these arbitration awards clarified that Pegatron owes us royalties on certain products it produces for Apple.  The Pegatron arbitration award confirmed that, to the extent that Pegatron manufactures products for Apple that are not licensed under the 2007 Apple PLA, those products are covered by the 2008 Pegatron PLA and are royalty bearing under that agreement.  The Apple arbitration award declared that Apple iPads, and any Apple products designed to operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA.  As a result of these two arbitration awards, we recognized $96.1 million of revenue associated with sales of Apple products under the 2008 Pegatron PLA in 2013, $71.4 million of which was recognized as past patent royalties revenue and $24.7 million of which was recognized as per-unit royalties.
Technology Solutions and Engineering Services
In third quarter 2013, we received an arbitration award in a proceeding initiated in 2012 to determine whether royalties were owed on specific product classes pursuant to our technology solutions agreement with Intel Mobile Communications GmbH ("Intel") (the "Intel Agreement"). As a result of the award, in third quarter 2013, we recognized related revenue of $51.6 million that had been deferred pending the resolution of the arbitration, resulting in the recognition during 2013 of a total of $59.3 million of revenue associated with the Intel Agreement.
USITC Proceedings
Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. On January 16, 2014, the Administrative Law Judge ("ALJ") overseeing the proceeding granted a joint motion by InterDigital and Huawei to terminate the investigation as to Huawei, and on February 12, 2014, the USITC determined not to review the initial determination terminating the investigation as to Huawei. Certain of the asserted patents have been asserted against Nokia and ZTE in earlier pending USITC proceedings (including the Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. The evidentiary hearing in the proceeding was held in February 2014 and the ALJ has set May 12, 2014 as the due date for the ALJ's Final Initial Determination and September 10, 2014 as the target date for the Commission's completion of the investigation.
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244. On December 30, 2013, the Delaware District Court granted the stipulation of dismissal filed by InterDigital and Huawei, terminating the Huawei district court action. The Delaware District Court has set separate trial dates for the cases against each of the three remaining defendants, with Nokia scheduled for September 2014, ZTE scheduled for October 2014 and Samsung scheduled for June 2015.
Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. filed a complaint with the USITC against Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the "337-TA-800 Respondents"), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G wireless devices (including WCDMA- and cdma2000-capable mobile phones, USB sticks, mobile hotspots and tablets and components of such devices) that infringe seven of InterDigital's U.S. patents. The action also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States any infringing 3G wireless devices (and components) that are imported by or on behalf of the 337-TA-800 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States.
The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review. On December 20, 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. On January 17, 2014, the Nokia and ZTE Respondents moved for leave to intervene in the appeal, and on January 30, 2014, the ALJ granted these motions. On January 22, 2014, third party Samsung moved for leave to intervene in the appeal. Samsung's motion remains pending.
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

On February 12, 2014, the Commission issued a notice, order and opinion remanding the 337-TA-613 investigation to an ALJ. In doing so, the Commission determined certain issues and identified others that would be subject to further proceedings by the ALJ. Please see Part I, Item 3, of this Form 10-K for more information regarding the Commission's February 12, 2014 action in the 337-TA-613 investigation as well as for a fuller discussion of our other USITC proceedings.
Cash and Short-Term Investments
At December 31, 2013, we had $698.5 million of cash and short-term investments and an additional $164.5 million of fixed-fee or royalty prepayments due under agreements signed, including $92.8 million recorded in accounts receivable as it is due within twelve months of the balance sheet date. A substantial portion of this balance relates to fixed and prepaid royalty payments we have received that relate to future sales of our licensees’ products. As a result, our cash receipts from existing licenses subject to fixed and prepaid royalties will be reduced in future periods. During 2013, we recorded $441.0 million of cash receipts related to patent licensing, technology solutions agreements and patent sales as follows (in thousands):

Cash In
Prepaid royalties	$242,401
Past patent royalties	73,808
Current royalties	58,710
Fixed royalty payments	42,150
Technology solutions	19,882
Patent sales	4,000
$440,951
The $284.6 million of fixed-fee and prepaid royalty cash receipts, together with a $62.5 million accrual of accounts receivable related to scheduled prepaid royalties and fixed-fee payments, more than offset the $174.0 million in deferred revenue recognized, resulting in a net $35.9 million increase in deferred revenue to $304.0 million at December 31, 2013. Approximately $69.5 million of our $304.0 million deferred revenue balance relates to fixed royalty payments that are scheduled to amortize as follows (in thousands):

2014	$60,176
2015	4,612
2016	3,271
2017	1,459
2018	—
Thereafter	—
$69,518
The remaining $234.5 million of deferred revenue primarily relates to prepaid royalties that will be recorded as revenue as our licensees report their sales of covered products.
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). The company repurchased shares under the 2009 Repurchase Program through pre-arranged trading plans and completed the program in second quarter 2012.
In May 2012, our Board of Directors authorized a new share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2009 Repurchase Program and the 2012 Repurchase Program, in millions.

Period	2009 Repurchase Program		2012 Repurchase Program		Total Both Programs
	# of Shares	Value	# of Shares	Value	# of Shares	Value
2013	—	$—	0.9	$29.1	0.9	$29.1
2012	2.3	75.0	2.6	77.7	4.9	152.7
2011	—	—	—	—	—	—
Prior to 2011	1.0	25.0	—	—	1.0	25.0
Total	3.3	$100.0	3.5	$106.8	6.8	$206.8
From January 1, 2014 through February 23, 2014, we did not make any share repurchases under the 2012 Repurchase Program.
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
In 2013, our intellectual property enforcement costs increased to $75.0 million from $52.7 million and $23.7 million in 2012 and 2011, respectively. This represented 52% of our 2013 total patent administration and licensing costs of $143.0 million. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Comparability of Financial Results
When comparing 2013 financial results against other periods, the following items should be taken into consideration:
• Our 2013 revenue includes:

•	$73.8 million of past patent royalties primarily as a result of arbitration awards received during the year related to patent license agreements; and

•	$53.3 million of past technology solutions revenue recognized due to the resolution of the Intel arbitration.
• Our 2013 operating expenses include:

•	$1.5 million of expense associated with actions to reposition the company’s operations; and

•	$6.5 million of expense to increase certain accrual rates under our incentive compensation plan.
• Our 2013 other expense includes:

•	A charge of $21.7 million related to an impairment on our investment in Pantech Co., Ltd. (“Pantech”); and

•	$11.8 million of interest income related to arbitration awards received during the year.

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
Patent License Agreements
Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance for revenue arrangements with multiple deliverables. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:
Consideration for Past Patent Royalties:  Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive consideration for past patent royalties in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectibility is reasonably assured. In prior periods, we have referred to "past patent royalties" as "past sales."
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

Licensees that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is very limited. When a licensee is required to gross-up their royalty payment to cover applicable foreign withholding tax requirements, the additional consideration is recorded as revenue.
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
Sony Agreement
On December 21, 2012, we formed a joint venture with Sony Corporation of America to combine Sony's consumer electronics expertise with our wireless M2M and bandwidth management research. The joint venture, called Convida Wireless, is focused on driving new research in M2M wireless communications and other connectivity areas. Based on the terms of the agreement, the parties will contribute funding and resources for additional M2M research and platform development, which we will perform. Stephens Capital Partners LLC (“Stephens”), the principal investing affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Our agreement with Sony includes a three-year license to our patents for Sony's sale of 3G and 4G products, effective January 1, 2013, and an amount for past patent royalties.
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
In connection with this arrangement, we recognized $22.3 million of patent licensing revenue in fourth quarter 2012, $40.0 million in 2013 and we expect to recognize $76.6 million of patent licensing revenue, using the straight-line method, over the remaining life of the three-year term of the patent license. The remaining $15.0 million represents funding toward M2M research and platform development.
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless. Because Convida Wireless had no operations in 2012, the consolidation of Convida Wireless had no impact on our financial statements as of December 31, 2012, and there was no income or loss to allocate to interests held by other parties. For the twelve months ended December 31, 2013, we have allocated approximately $2.5 million of Convida Wireless's net loss for the same period to noncontrolling interests held by other parties.
The agreement is a multiple-element arrangement for accounting purposes. As discussed in our revenue recognition policy footnote, we identified each element of the arrangement and determined when those elements should be recognized. Using the accounting guidance for multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of selling price for each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, market growth rates and other relevant factors. Changes in any number of these assumptions may have had a substantial impact on the fair value as assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in each of the following key estimates would have had on fourth quarter 2012 revenue and pretax income is summarized in the following table (in millions):

	Change in estimate
	+ 5%	- 5%
Value of patents acquired	$1.4	$(1.4)
Allocation between past and future royalties	$(7.0)	$7.0

Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards and performance-based awards, which can be in the form of equity or cash, under the LTCP. Prior to 2010, performance-based awards would alternate annually between RSU and cash cycles, each of which generally covered a three-year period and could overlap with another cycle by as many as two years.
For LTCP cycles that began between 2010 and 2012, executives and employees at or above the manager level received 25% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the respective three-year cycle and the remaining 75% in the form of performance-based awards granted under the long-term incentive plan (“LTIP”) component of the LTCP. LTIP performance-based awards may be paid out in the form of cash, equity or any combination thereof, as determined by the Compensation Committee of the Board of Directors. Where the form of payment has not been determined at the beginning of the cycle, as is the case of Cycle 5, Cycle 6 and Cycle 7 (each as defined below), the LTIP payment was assumed to be 100% cash for accounting purposes. In January 2013, subsequent to the start of Cycles 6 and 7, it was determined that the LTIP component of such cycles would be paid out in equity and, therefore, performance-based RSUs were immediately granted on January 18, 2013. All employees below manager level received 100% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the respective three-year cycle.
In January 2013, the LTCP was amended to adjust the program participation levels to reflect current market conditions, to add a stock option program component and to provide management with more flexibility in setting the participation levels and allocation among compensation components. Beginning with the 2013 cycle, the company's Chief

Executive Officer (or, in certain circumstances the Compensation Committee) determines annually what percentage of LTCP participation each level of participant (e.g., manager, director, senior director, etc.) receives and the components of each participant's award, which can include time-based RSUs, stock options and performance-based awards granted under the LTIP. The Compensation Committee determines the form of the LTIP award. For the cycle that covers the period from January 1, 2013 through December 31, 2015 (Cycle 8), executive officers received 25% of their LTCP award in the form of time-based RSUs that vest at the end of the cycle, 25% in the form of stock options that vest ratably over three-years and have a seven-year term and 50% under the LTIP in the form of performance-based RSUs that vest contingent upon the company's achievement of goals during the 2013-2015 cycle as established by the Compensation Committee. Employees at the director, senior director and vice president levels received 50% of their LTCP award in the form of time-based RSUs and 50% in the form of performance-based RSUs under the LTIP. Employees at or below the senior manager level received 100% of their participation in the form of time-based RSUs.
The following LTCP cycles were active for all or some portion of the three years ended December 31, 2013:

•
RSU Cycle 4:  Time-based RSUs granted on January 1, 2009, which vested on January 1, 2012, and performance-based RSUs covering the period from January 1, 2009 to January 1, 2012 granted on January 1, 2009, which vested at a payout level of 31% on January 1, 2012;

•
Cycle 5:  Time-based RSUs granted on November 1, 2010, which vested on January 1, 2013, and a long-term performance-based incentive covering the period from January 1, 2010 through December 31, 2012, which was paid out in cash at the 100% level in first quarter 2013;

•
Cycle 6*: Time-based RSUs granted on January 1, 2011, which vested on January 1, 2014, and performance-based RSUs covering the period from January 1, 2011 through December 31, 2013 granted on January 18, 2013, which vested at a payout level of 71% on January 1, 2014;

•
Cycle 7*: Time-based RSUs granted on January 1, 2012, which vest on January 1, 2015, and performance-based RSUs covering the period from January 1, 2012 through December 31, 2014 granted on January 18, 2013.

•
Cycle 8: Time-based RSUs granted on January 18, 2013, which vest on January 18, 2016, stock options granted on January 18, 2013 and vest ratably over a three-year period and have a seven-year term, and performance-based RSUs covering the period from January 1, 2013 through December 31, 2015 granted on January 18, 2013.

______________________________________
* In January 2013, subsequent to the start of Cycles 6 and 7, it was determined that the LTIP component of such cycles would be paid out in equity and, therefore, performance-based RSUs were immediately granted on January 18, 2013. As the determination was made after December 31, 2012, these cycles were accounted for as cash awards during 2011 and 2012 and as equity awards in 2013.
The below table summarizes our LTCP and other share-based compensation expense for 2013, 2012 and 2011, in thousands:

	2013		2012		2011
Time-based awards	$4,641		$4,761		$4,852
Performance-based awards	7,260	a	8,204	b	3,120	c
Total LTCP	11,901		12,965		7,972

Other share-based compensation	4,039		1,702		1,990

Total compensation expense	$15,940		$14,667		$9,962
a) Included in 2013 is a charge of $1.7 million to increase the accrual rate for Cycle 6 from the previously estimated payout of 50% to the actual payout of 71%. The increase in the incentive payout from 50% to 71% was driven by the company's success toward achieving the goal for Cycle 6. Also included in 2013 is a charge of $4.8 million to increase the accrual rate for Cycle 7 from the previously estimated payout of zero to 65%. The increase in the incentive payout from zero to 65% was driven by the company's success toward achieving the goals for Cycle 7.
b) Included in 2012 is a charge of $4.4 million to increase the accrual rate for Cycle 5 from the previously estimated payout of 50% to the actual payout of 100%. The increase in the incentive payout from 50% to 100% was driven by the company's success in achieving a number of key goals, including the execution of strategic patent sales and the signing of new or amended 4G patent license agreements, after we had reduced the accrual rate to 50% in 2011.

c) Included in 2011 is a charge of $1.3 million to increase the accrual rate for the performance-based RSU grant under RSU Cycle 4 from 0% to 31% based on the final payout associated with this grant. In 2011, performance-based cash incentive cost of $1.8 million is net of a reduction of $5.7 million to decrease the accrual rates for Cycle 5 and Cycle 6 from 100% to 50%. This reduction was driven by the impact of our strategic alternatives review process on the timing of license agreements and includes a $1.9 million adjustment to amounts accrued through December 31, 2010.
At December 31, 2013, accrued compensation expense associated with the LTCP’s performance-based incentives was based on estimated payouts of 71%, 65% and 0% for Cycle 6, Cycle 7 and Cycle 8, respectively. Under the LTCP, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based incentive target amounts.
For each 1% change above or below 100% achievement, the payout is adjusted by 2.5 percentage points, with a maximum payout under the current program of 200% for all performance-based incentive awards, a maximum payout of 225% for performance-based cash cycles that began prior to 2010 and no payout for performance that falls below 80% achievement. The following table provides examples of the performance-based incentive payout that would be earned based on various levels of goal achievement:
Performance-Based Incentive Payout Scenarios Under LTCP

Goal Achievement	Payout
less than 80%	—%
80%	50%
100%	100%
120%	150%
140% or greater (current program maximum)	200%
150% or greater (maximum for cycles that began prior to 2010)	225%
If we had assumed that goal achievement for Cycle 7 would be 100% or less than 80%, we would have accrued $2.6 million more or $4.8 million less, respectively, of related compensation expense through December 31, 2013.
If we had assumed that goal achievement for Cycle 8 would be either 100% or 80%, we would have accrued $2.0 million more or $1.0 million less, respectively, of related compensation expense through December 31, 2013.
For LTCP RSU cycles that began prior to 2010, executives received 50% of their RSU grant as performance-based RSUs and 50% as time-based RSUs, and employees at or above the manager level received 25% of their RSU grant as performance-based RSUs and 75% as time-based RSUs.
For performance-based RSU cycles that began prior to 2010, 100% achievement of the goals set by the Compensation Committee of the Board of Directors resulted in a 100% payout of the performance-based RSU target amounts, and for each 1% change above or below 100% achievement, the performance-based RSU payout was adjusted by 4 percentage points, with a maximum payout of 300%. For performance that fell below 80% achievement, no payout occurred. The following table provides examples of the performance-based RSU payout that would have been earned based on various levels of goal achievement:
Performance-Based RSU Payout Scenarios for Cycles that began Prior to 2010

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
Between 2006 and 2013, we paid approximately $169.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations and existing stock repurchase and dividend programs in the next twelve months.

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
We have used and expect to continue to use the net proceeds discussed above for general corporate purposes, which may include, among other things: acquisitions of intellectual property-related assets or businesses or securities in such businesses, capital expenditures, payment of cash dividends, funding of our existing stock repurchase program and working capital.
Cash, cash equivalents and short-term investments
At December 31, 2013 and December 31, 2012, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	December 31, 2013	December 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$497,714	$349,843	$147,871
Short-term investments	200,737	227,436	(26,699)
Total cash and cash equivalents and short-term investments	$698,451	$577,279	$121,172

The increase in cash, cash equivalents and short-term investments was primarily attributable to $218.2 million of cash provided by operating activities, which was partially offset by the cost of repurchasing of common stock of $29.1 million, dividend payments of $12.4 million and $63.7 million in capital investments, including capitalized patent costs and patent acquisitions.
Cash flows from operations
We generated the following cash flows from our operating activities in 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2013	2012	Increase / (Decrease)
Cash flows provided by operating activities	$218,175	$177,608	$40,567
The positive operating cash flow during 2013 was derived principally from cash receipts of $441.0 million from patent license and technology solutions agreements. We received $374.9 million of per-unit royalty payments, including past patent royalties, current royalties and prepayments, from existing customers and $42.2 million of fixed-fee payments. Cash receipts from our technology solutions agreements totaled $19.9 million, primarily related to royalties and other license fees associated with our SlimChip modem core. We also received $4.0 million of patent sales payments from a 2012 patent sale. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation) of $191.3 million, cash payments for short-term and long-term incentive compensation of $17.3 million, cash payments related to the VERP of $12.6 million and cash payments for foreign source withholding taxes of $23.3 million.
Cash used in operating activities during 2012 was derived principally from cash receipts of $472.7 million from patent sales and patent license and technology solutions agreements. We received $380.0 million of patent sales payments, $67.3 million of per-unit royalty payments, including past patent royalties, current royalties, and prepayments from existing customers and new licensees, and $8.0 million of fixed-fee payments. Cash receipts from our technology solutions agreements totaled $17.4 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash cost of patent sales, and non-cash compensation), of $200.6 million, cash payments for short-term and long-term incentive compensation of $10.3 million, estimated federal tax payments of $110.5 million and cash payments for foreign source withholding taxes of $3.6 million.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2013 and December 31, 2012 (in thousands) as follows:

	December 31, 2013	December 31, 2012	Increase / (Decrease)
Current assets	$857,514	$814,347	$43,167
Less: current liabilities	126,438	172,913	(46,475)
Working capital	731,076	641,434	89,642
Subtract:
Cash and cash equivalents	497,714	349,843	147,871
Short-term investments	200,737	227,436	(26,699)
Add:
Current deferred revenue	60,176	106,305	(46,129)
Adjusted working capital	$92,801	$170,460	$(77,659)
The $77.7 million decrease in adjusted working capital in 2013 compared to 2012 is primarily attributable to a $77.0 million decrease in accounts receivable from patent license, patent sale and technology solutions agreements and decreases in deferred tax assets, as well as increases in accounts payable, dividend payable and taxes payable. These changes were partially offset by net decreases in accrued compensation and other accrued expenses of $24.5 million, primarily attributable to cash payments for short and long-term compensation as discussed above and accrued repositioning payments related to the VERP.
Cash used in or provided by investing and financing activities
We used net cash in investing activities of $38.3 million in 2013 and generated $63.0 million in 2012. We sold $25.3 million and $110.4 million of short-term marketable securities, net of purchases in 2013 and 2012, respectively. This decrease in net sales was driven by higher cash needs in 2012 primarily associated with our share repurchase program and cash dividends. Investment costs associated with capitalized patent costs and acquisition of patent costs increased to $59.1 million in 2013 from $43.8 million in 2012, primarily due to an increased investment in patent acquisitions in 2013.
Net cash used in financing activities decreased by $201.0 million in 2013 primarily due to a decrease in repurchases of common stock of $123.6 million and a decrease in dividend payments of $70.7 million,which was partially offset by proceeds from non-controlling interests of $7.7 million.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2013 was approximately $304.0 million, an increase of $35.9 million from December 31, 2012. We have no material obligations associated with such deferred revenue. The increase in deferred revenue was primarily due to a gross increase in deferred revenue of $209.9 million, primarily associated with new prepayments, which was partially offset by $174.0 million of deferred revenue recognized. This deferred revenue recognized was comprised of $67.7 million of amortized fixed-fee royalty payments, $51.6 million related to the technology solutions agreement arbitration award and $54.7 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the December 31, 2013 deferred revenue balance of $304.0 million by $60.2 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.

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
The following table summarizes our contractual obligations as of December 31, 2013 (in millions):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2.50% Senior Convertible Notes due 2016	$230.0	$—	$230.0	$—	$—
Contractual interest payments on Notes	13.0	5.8	7.2	—	—
Operating lease obligations	16.3	2.7	4.7	4.2	4.7
Purchase obligations (a)	26.7	26.7	—	—	—
Total contractual obligations	$286.0	$35.2	$241.9	$4.2	$4.7
_______________________________________

(a)	Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
RESULTS OF OPERATIONS
2013 Compared with 2012
Revenues
The following table compares 2013 revenues to 2012 revenues (in millions):

	For the Year Ended December 31,
	2013	2012	(Decrease)/Increase
Per-unit royalty revenue	$122.7	$115.3	$7.4	6%
Fixed-fee amortized royalty revenue	67.7	135.1	(67.4)	(50)%
Current patent royalties	190.4	250.4	(60.0)	(24)%
Past patent royalties	73.8	26.2	47.6	182%
Total patent licensing royalties	264.2	276.6	(12.4)	(4)%
Patent sales	—	384.0	(384.0)	(100)%
Technology solutions revenue (a)	61.2	2.5	58.7	2,348%
Total revenue	$325.4	$663.1	$(337.7)	(51)%
(a) The 2013 amount includes $53.3 million of past technology solutions revenue related to the Intel arbitration.
The $337.7 million decrease in total revenue was primarily attributable to the $384.0 million decrease in patent sales revenue and a $60.0 million decrease in current patent royalties. These decreases were partially offset by increases to past patent royalties of $47.6 million and technology solutions revenue of $58.7 million, each primarily related to the previously discussed arbitration awards. The decrease in patent sales was due to the 2012 sales of patents to Intel Corporation and Nufront Mobile Communications Technology Co. Ltd. The majority of the current patent royalties decrease was attributable to a fixed-fee amortized royalty revenue decrease primarily due to the expiration of the 3G portion of our patent license agreement with

Samsung at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony patent license agreement signed in fourth quarter 2012.  Additionally, per-unit royalty revenue increased $7.4 million primarily due to the inclusion of certain products as a result of the combination of the Pegatron and Apple arbitration awards.
    In 2013 and 2012, 60% and 72% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2013 and 2012, the following customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2013	2012
Pegatron Corporation (a)	30%	< 10%
Intel Mobile Communications GmbH (b)	18%	< 10%
Sony Corporation of America	12%	< 10%
Samsung Electronics Company, Ltd.	—%	15%
Intel Corporation	—%	57%
(a) 2013 revenues include $71.4 million of past patent royalties.
(b) 2013 revenues include $53.3 million of past technology solutions revenue.

Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended December 31,
	2013	2012	Increase/(Decrease)
Patent administration and licensing	$143.0	$126.3	$16.7	13%
Development	63.3	67.9	(4.6)	(7)%
Selling, general and administrative	32.7	37.4	(4.7)	(13)%
Repositioning	1.5	12.5	(11.0)	(88)%
Total operating expenses	$240.5	$244.1	$(3.6)	(1)%
Operating expenses decreased 1% to $240.5 million in 2013 from $244.1 million in 2012. Not including $1.5 million and $12.5 million in repositioning charges in 2013 and 2012, respectively, operating expenses would have increased 3%. The $3.6 million decrease in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Cost of patent sales	$(16.7)
Personnel-related costs	(4.7)
Long-term compensation	(1.1)
Other	1.4
Consulting services	2.5
Patent maintenance and evaluation	4.1
Depreciation and amortization	7.0
Intellectual property enforcement and non-patent litigation	14.9
Total decrease in operating expenses not including repositioning charges	7.4
Repositioning charge	(11.0)
Total decrease in operating expenses	$(3.6)
The $16.7 million decrease in costs from patent sales primarily related to the patent sale to Intel Corporation in 2012. Included in this amount during 2012 was the remaining net book value of patents sold, as well as commissions and legal and accounting services fees paid in conjunction with the sales. Personnel-related costs decreased $4.7 million primarily due to decreased personnel levels as a result of the VERP initiated in third quarter 2012. The decrease in long-term compensation expense was attributable to lower personnel levels as a result of the VERP and lower accruals rates on our active cycles as compared to 2012. The increase in consulting services resulted from the transition from internal labor to outsourced, in part as a result of the VERP. Patent maintenance and evaluation costs increased by $4.1 million primarily related to due diligence associated with both patent acquisition and patent sale opportunities. Patent amortization increased $7.0 million primarily due to patent acquisitions made during the past two years. Intellectual property enforcement and non-patent litigation costs increased $14.9 million primarily due to costs associated with the USITC actions and various arbitrations with our existing licensees. This increase in intellectual property enforcement was partially offset by a decrease in non-patent litigation costs due to lower activity in the previously discussed arbitration proceeding related to one of our technology solutions agreements.
Patent administration and licensing expense:  The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, patent amortization and patent maintenance and evaluation, partially offset by decreases in costs related to patent sales.
Development expense:  The decrease in development expense was primarily attributable to the above-noted decrease in personnel-related costs and long-term compensation.
Selling, general and administrative expense:  The decrease in selling, general and administrative expense was primarily attributable to the above-noted decreases in personnel-related costs and long-term compensation, partially offset by increases in consulting services.
Repositioning expense: As part of our ongoing expense management, we initiated the VERP in September 2012. Approximately 60 employees elected to participate in the VERP across five locations. We incurred charges of $1.5 million and $12.5 million in 2013 and 2012, respectively.
Other (Expense) Income
The following table compares 2013 other (expense) income to 2012 other (expense) income (in millions):

	For the Year Ended December 31,
	2013	2012	(Decrease)/Increase
Interest expense	$(15.5)	$(14.9)	$(0.6)	4%
Other	(22.1)	(0.2)	(21.9)	10,950%
Interest and investment income	14.3	4.7	9.6	204%
	$(23.3)	$(10.4)	$(12.9)	124%
The change in other expense primarily resulted from the recognition of a $21.7 million investment impairment on our investment in Pantech during 2013, partially offset by an increase in investment income attributable to $11.8 million of interest income associated with arbitration awards received during 2013.
Income Taxes
In 2013, our effective tax rate was approximately 42.0% based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate resulted from the impact of additional state tax expense, resulting, in part, from our income mix related to the increase in technology solutions revenue, on the effective tax rate in 2013. During 2012, our effective tax rate was approximately 33.5% based on the statutory federal tax rate net of discrete foreign taxes and a $6.7 million benefit related to the reversal of a valuation allowance against deferred taxes.
2012 Compared with 2011
Revenues
The following table compares 2012 revenues to 2011 revenues (in millions):

	For the Year Ended December 31,
	2012	2011	Increase/ (Decrease)
Fixed-fee amortized royalty revenue	$135.1	$135.2	$(0.1)	—%
Per-unit royalty revenue	115.3	146.5	(31.2)	(21)%
Current patent royalties	250.4	281.7	(31.3)	(11)%
Past patent royalties	26.2	13.6	12.6	93%
Total patent licensing royalties	276.6	295.3	(18.7)	(6)%
Patent sales	$384.0	$—	384.0	100%
Technology solutions revenue	2.5	6.4	(3.9)	(61)%
Total revenue	$663.1	$301.7	$361.4	120%

Total revenue increased $361.4 million in 2012, primarily attributable to patent sales. Not including patent sales revenue, total revenue decreased $22.6 million. This decrease was primarily attributable to a $31.3 million decrease in current patent licensing royalties, which was partially offset by a $12.6 million increase in past patent royalties. Per-unit royalty revenue decreased $31.2 million, the majority of which was due to lower shipments from our Japanese per-unit licensees and our licensees with concentrations in the smartphone market. Past patent royalties totaled $26.2 million in 2012, primarily related to the signing of new or amended license agreements and the resolution of audits of existing licensees. Past patent royalties totaled $13.6 million in 2011, primarily related to the resolution of audits of existing licensees. The decrease in technology solutions revenue was due to lower royalties recognized in connection with our SlimChip® modem IP business.

In 2012 and 2011, 72% and 59% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2012 and 2011, the following customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2012	2011
Intel Corporation	57%	—%
Samsung Electronics Company, Ltd.	15%	34%
BlackBerry Limited	< 10%	14%
HTC Corporation	< 10%	11%
Operating Expenses
The following table summarizes the change in operating expenses by category (in millions):

	For the Year Ended December 31,
	2012	2011	Increase/(Decrease)
Patent administration and licensing	$126.3	$71.7	$54.6	76%
Development	67.9	63.8	4.1	6%
Selling, general and administrative	37.4	31.5	5.9	19%
Repositioning	12.5	—	12.5	—%
Total operating expenses	$244.1	$167.0	$77.1	46%

Operating expenses increased 46% to $244.1 million in 2012 from $167.0 million in 2011. Not including $12.5 million in repositioning charges in 2012, operating expenses would have increased 39%. The $77.1 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$31.2
Cost of patent sales	16.7
Personnel-related costs	6.8
Long-term compensation	5.0
Litigation contingency	3.2
Depreciation and amortization	2.6
Patent maintenance and evaluation	1.4
Other	(0.8)
Strategic alternatives evaluation process costs	(1.5)
Total increase in operating expenses not including	$64.6
Repositioning Charge	12.5
Total increase in operating expenses	$77.1
Intellectual property enforcement and non-patent litigation costs increased $31.2 million primarily due to costs associated with the USITC actions initiated in second half 2011 and January 2013, the arbitration proceeding related to one of our technology solutions agreements, and various arbitrations with our existing licensees. We recognized $16.7 million of expense associated with patent sales. Included in this amount was the remaining net book value of patents sold, as well as commissions and legal and accounting services fees paid in conjunction with the sales. Personnel-related costs grew $6.8 million primarily due to increased personnel levels and merit increases. Long-term compensation increased $5.0 million, primarily due to a $4.4 million charge to increase the accrual rate on our LTCP cycle ended December 31, 2012, and a net $4.4 million reduction to the accrual rates on our active cycles in 2011. This increase was partially offset by lower accrual rates on the remaining two active cycles under the LTCP in 2012 as compared to 2011. In 2012, we recorded a litigation contingency related to our Huawei China proceedings. Patent amortization increased $3.1 million due to increases in the number of patent applications filed in recent years and patent acquisitions made during 2012, and was partially offset by decreases in depreciation of $0.5 million. The increase in patent maintenance and patent evaluation costs was primarily related to due diligence associated with both patent acquisition and patent sale opportunities. Costs associated with our strategic alternatives evaluation process decreased $1.5 million due to the company exiting the process in first quarter 2012.
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
Repositioning expense: As part of our ongoing expense management, we initiated a voluntary early retirement program ("VERP") in September 2012. Approximately 60 employees elected to participate in the VERP across five locations. We incurred a charge of $12.5 million in 2012.
Other (Expense) Income
    The following table compares 2012 other (expense) income to 2011 other (expense) income (in millions):

	For the Year Ended December 31,
	2012	2011	(Decrease)/Increase
Interest expense	$(14.9)	$(10.9)	$(4.0)	37%
Other	(0.2)	(1.8)	1.6	(89)%
Interest and investment income	4.7	2.6	2.1	81%
	$(10.4)	$(10.1)	$(0.3)	3%
The change between periods primarily resulted from the recognition of an additional $3.7 million of interest expense associated with the Notes, due to the Notes being outstanding for the full year in 2012 compared to only nine months in 2011. This change was partially offset by higher returns on our investment balances in 2012 and a decrease in other expense due to a $1.6 million charge for investment impairments recorded in 2011.
Income Taxes
In 2012, our effective tax rate was approximately 33.5% based on the statutory federal tax rate net of discrete foreign taxes and a $6.7 million benefit related to the reversal of a valuation allowance against deferred taxes. During 2011, our effective tax rate was approximately 28.2% based on the statutory federal tax rate net of discrete foreign taxes, a $6.8 million benefit related to the reversal of a previously accrued liability for tax contingencies and its related interest and $1.5 million of after-tax interest income related to a tax refund.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information in “Part I, Item 1. Business” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “future,” “target,” “goal,” “trend,” “seek to,” “will continue,” “predict,” “likely,” “in the event,” variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:
(i) Our objective to continue to be a leading designer and developer of technology solutions and intellectual property for the wireless industry and to monetize those solutions and intellectual property through a combination of licensing, sales and other revenue opportunities;
(ii) Our plans for executing on our business strategy, including our plans to source innovative technologies related to wireless, establish and grow our patent-based revenue, pursue commercial opportunities for our advanced platforms and solutions, and maintain a collaborative relationship with key industry players;
(iii) Our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular and other wireless standards, including 2G, 3G, 4G and the IEEE 802 suite of standards;
(iv) Our belief that companies making, importing, using or selling products compliant with standards covered by our patent portfolio require a license under our patents and will require a license under patents that may issue from our pending patent applications;
(v) Our belief that the size and growth rate of our patent portfolio enable us to sell patent assets that are not essential to our core licensing programs as a sustainable revenue stream, as well as to execute patent swaps that can strengthen our overall portfolio;
(vi) The predicted increases in worldwide mobile device shipments, including shipments of handsets, mobile PCs and tablets, over the next several years;
(vii) The types of licensing arrangements and various royalty structure models that we anticipate using under our future license agreements;
(viii) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed;
(ix) Our belief that our facilities are suitable and adequate for our present purposes and our needs in the near future;

(x) Our intention to appeal the Guangdong Province High Court’s decision regarding the setting of FRAND royalties with respect to InterDigital’s Chinese essential patents to the Supreme People’s Court in Beijing;
(xi) Our plan to continue to pay a quarterly cash dividend on our common stock at the rate set forth in our current dividend policy;
(xii) Our current plans to preserve a significant portion of our cash, cash equivalents and short-term investments to finance our business in the near future;
(xiii) Our belief that we have the ability to obtain additional liquidity through debt and equity financings;
(xiv) Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations and existing stock repurchase and dividend programs in the next twelve months;
(xv) The potential effects of new accounting standards on our financial statements or results of operations;
(xvi) The expected amortization of fixed-fee royalty payments over the next twelve months to reduce our deferred revenue balance;
(xvii) The expected timing, outcome and impact of our various litigation, arbitration and administrative matters; and
(xviii) Our belief that it is more likely than not that the company will successfully sustain its separate company reporting in connection with our New York State audit described in Note 11 to the Consolidated Financial Statements.
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
(vii) changes in the market share and sales performance of our primary licensees, delays in product shipments of our licensees, delays in the timely receipt and final reviews of quarterly royalty reports from our licensees, delays in payments from our licensees and related matters;
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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $698.5 million at December 31, 2013. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2013. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in millions)

	2014	2015	2016	2017	2018	Thereafter	Total
Money market and demand accounts	$465.7	$—	$—	$—	$—	$—	$465.7
Cash equivalents	$32.0	$—	$—	$—	$—	$—	$32.0
Short-term investments	$189.5	$5.3	$4.7	$0.9	$—	$0.4	$200.8
Interest rate	0.2%	1.0%	0.6%	2.3%	—%	0.8%	0.1%

Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2013 we had approximately $465.7 million in operating accounts and money market funds that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2006 and 2013, we paid approximately $169.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are classified as available-for-sale with a fair value of $200.8 million as of December 31, 2013.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/  PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2014

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2013	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$497,714	$349,843
Short-term investments	200,737	227,436
Accounts receivable, less allowances of $1,750	92,830	169,874
Deferred tax assets	26,197	36,997
Prepaid and other current assets	40,036	30,197
Total current assets	857,514	814,347
PROPERTY AND EQUIPMENT, NET	9,535	7,824
PATENTS, NET	206,371	177,557
DEFERRED TAX ASSETS	36,626	30,687
OTHER NON-CURRENT ASSETS	3,137	26,194
	255,669	242,262
TOTAL ASSETS	$1,113,183	$1,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	24,504	9,600
Accrued compensation and related expenses	15,403	20,661
Deferred revenue	60,176	106,305
Taxes payable	7,056	3,960
Dividend payable	4,031	—
Other accrued expenses	15,268	32,387
Total current liabilities	126,438	172,913
LONG-TERM DEBT	208,813	200,391
LONG-TERM DEFERRED REVENUE	243,864	161,820
OTHER LONG-TERM LIABILITIES	248	2,780

TOTAL LIABILITIES	579,363	537,904

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,614 and 69,459 shares issued and 40,288 and 41,050 shares outstanding	696	695
Additional paid-in capital	598,325	579,852
Retained earnings	680,718	659,235
Accumulated other comprehensive income (loss)	(14)	864
	1,279,725	1,240,646
Treasury stock, 29,326 and 28,409 shares of common held at cost	751,075	721,941
Total InterDigital, Inc. shareholders’ equity	528,650	518,705
Noncontrolling interest	5,170	—
Total equity	533,820	518,705
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,113,183	$1,056,609

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2013	2012	2011
REVENUES
Patent licensing royalties	$264,174	$276,547	$295,372
Patent sales	—	384,000	—
Technology solutions	61,187	2,516	6,370
	325,361	663,063	301,742

OPERATING EXPENSES:
Patent administration and licensing	143,037	126,284	71,736
Development	63,330	67,862	63,763
Selling, general and administrative	32,694	37,351	31,486
Repositioning	1,544	12,536	—
	240,605	244,033	166,985

Income from operations	84,756	419,030	134,757

OTHER EXPENSE (NET)	(23,237)	(10,396)	(10,149)
Income before income taxes	61,519	408,634	124,608
INCOME TAX PROVISION	(25,836)	(136,830)	(35,140)
NET INCOME	$35,683	$271,804	$89,468
Net loss attributable to noncontrolling interest	(2,482)	—	—
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$38,165	$271,804	$89,468
NET INCOME PER COMMON SHARE — BASIC	$0.93	$6.31	$1.97
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	41,115	43,070	45,411
NET INCOME PER COMMON SHARE — DILUTED	$0.92	$6.26	$1.94
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,424	43,396	46,014
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$1.90	$0.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$35,683	$271,804	$89,468
Unrealized (loss) gain investments, net of tax	(878)	1,303	(550)
Comprehensive income	$34,805	$273,107	$88,918
Comprehensive loss attributable to noncontrolling interest	(2,482)	—	—
Total comprehensive income attributable to InterDigital, Inc.	$37,287	$273,107	$88,918

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2010	68,602	$686	$525,767	$395,799	$111	23,570	$(569,247)	$—	$353,116
Net income	—	—	—	89,468	—	—	—	—	89,468
Net change in unrealized gain on short-term investments	—	—	—	—	(550)	—	—	—	(550)
Dividends declared	—	—	347	(18,540)	—	—	—	—	(18,193)
Exercise of Common Stock options	333	3	4,494	—	—	—	—	—	4,497
Issuance of Restricted Common Stock, net	183	2	(385)	—	—	—	—	—	(383)
Tax benefit from exercise of stock options	—	—	5,131	—	—	—	—	—	5,131
Amortization of unearned compensation	—	—	8,115	—	—	—	—	—	8,115
Convertible note hedge transactions, net of tax	—	—	(27,519)	—	—	—	—	—	(27,519)
Warrant transactions	—	—	31,740	—	—	—	—	—	31,740
Equity component of the Notes, net of tax	—	—	27,760	—	—	—	—	—	27,760
Deferred financing costs allocated to equity	—	—	(1,500)	—	—	—	—	—	(1,500)
BALANCE, DECEMBER 31, 2011	69,118	$691	$573,950	$466,727	$(439)	23,570	$(569,247)	$—	$471,682
Net income	—	—	—	271,804	—	—	—	—	271,804
Net change in unrealized gain on short-term investments	—	—	—	—	1,303	—	—	—	1,303
Dividends Declared	—	—	789	(79,296)	—	—	—	—	(78,507)
Exercise of Common Stock options	132	2	2,109	—	—	—	—	—	2,111
Issuance of Restricted Common Stock, net	209	2	(4,389)	—	—	—	—	—	(4,387)
Tax benefit from exercise of stock options	—	—	898	—	—	—	—	—	898
Amortization of unearned compensation	—	—	6,495	—	—	—	—	—	6,495
Repurchase of Common Stock	—	—	—	—	—	4,839	(152,694)	—	(152,694)
BALANCE, DECEMBER 31, 2012	69,459	$695	$579,852	$659,235	$864	28,409	$(721,941)	$—	$518,705
Net income attributable to InterDigital, Inc.	—	—	—	38,165	—	—	—	—	38,165
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	7,652	7,652
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,482)	(2,482)
Net change in unrealized gain on short-term investments	—	—	—	—	(878)	—	—	—	(878)
Dividends Declared	—	—	297	(16,682)	—	—	—	—	(16,385)
Exercise of Common Stock options	49	—	1,032	—	—	—	—	—	1,032
Issuance of Common Stock, net	106	1	(2,459)						(2,458)
Tax benefit from exercise of stock options	—	—	815	—	—	—	—	—	815
Amortization of unearned compensation	—	—	15,940	—	—	—	—	—	15,940
Repurchase of Common Stock	—	—	—	—	—	917	(29,134)	—	(29,134)
Reclassifications of share-based compensation	—	—	2,848	—	—	—	—	—	2,848
BALANCE, DECEMBER 31, 2013	69,614	$696	$598,325	$680,718	$(14)	29,326	$(751,075)	$5,170	$533,820

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,683	$271,804	$89,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,385	26,248	23,805
Amortization of deferred financing fees and accretion of debt discount	9,726	9,165	6,544
Deferred revenue recognized	(174,014)	(223,419)	(235,513)
Increase in deferred revenue	209,930	174,604	56,575
Deferred income taxes	4,861	40,416	(1,210)
Share-based compensation	15,940	6,495	8,115
Impairment of long-term investment	21,720	—	1,616
Non-cash cost of patent sales	—	10,654	—
Other	424	90	(238)
(Increase) decrease in assets:
Receivables	77,044	(141,795)	5,553
Deferred charges and other assets	(9,753)	(21,651)	21,025
Increase (decrease) in liabilities:
Accounts payable	14,655	2,453	(571)
Accrued compensation and other expenses	(24,522)	21,849	(2,322)
Accrued taxes payable and other tax contingencies	3,096	695	(7,185)
Net cash provided by (used in) operating activities	218,175	177,608	(34,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(417,728)	(331,828)	(713,683)
Sales of short-term investments	443,074	442,182	703,538
Purchases of property and equipment	(4,591)	(3,621)	(3,835)
Capitalized patent costs	(34,057)	(28,317)	(27,172)
Acquisition of patents	(25,013)	(15,450)	—
Net cash (used in) provided by investing activities	(38,315)	62,966	(41,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	1,032	2,111	4,497
Payments on long-term debt, including capital lease obligations	—	(180)	(288)
Proceeds from issuance of convertible senior notes	—	—	230,000
Purchase of convertible bond hedge	—	—	(42,665)
Proceeds from issuance of warrants	—	—	31,740
Payments of debt issuance costs	—	—	(8,015)
Proceeds from non-controlling interests	7,652	—	—
Dividends paid	(12,354)	(83,077)	(18,150)
Tax benefit from share-based compensation	815	898	5,131
Repurchase of common stock	(29,134)	(152,694)	—
Net cash (used in) provided by financing activities	(31,989)	(232,942)	202,250
NET INCREASE IN CASH AND CASH EQUIVALENTS	147,871	7,632	126,760
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	349,843	342,211	215,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$497,714	$349,843	$342,211
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	5,750	5,754	2,600
Income taxes paid, including foreign withholding taxes	24,961	116,871	36,593
Non-cash investing and financing activities:
Dividend payable	4,031	—	4,570
Non-cash acquisition of patents	—	28,900	—
Accrued capitalized patent costs	(452)	(286)	(105)
Accrued purchases of property, plant and equipment	—	—	(4)

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Repositioning
On October 23, 2012, we announced that, as part of our ongoing expense management, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred related repositioning charges of $1.5 million and $12.5 million in 2013 and 2012, respectively. These charges are included in the repositioning line of our Consolidated Statements of Income. The majority of the charges represent cash obligations associated with severance. During 2013 and 2012, cash payments of $12.6 million and $1.4 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2013 and December 31, 2012, our accrued repositioning charge was zero and $11.1 million, respectively. We do not expect to incur any additional charges related to the VERP.

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

Cash and cash equivalents at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Money market and demand accounts	$465,722	$261,899
Commercial paper	31,992	87,944
	$497,714	$349,843
Short-Term Investments
At December 31, 2013 and 2012, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. None of our marketable securities are deemed impaired as of December 31, 2013, as substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. Net unrealized loss on short-term investments was less than $0.1 million at December 31, 2013. Realized gains and losses for 2013, 2012 and 2011 were as follows (in thousands):

Year	Gains	Losses	Net
2013	$166	$(678)	$(512)
2012	$14	$(249)	$(235)
2011	$37	$(274)	$(237)
Short-term investments as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Commercial paper	$160,486	$62,924
U.S. government agency instruments	31,688	50,560
Corporate bonds and asset backed securities	8,563	13,270
Mutual and exchange traded funds	—	100,682
	$200,737	$227,436
At December 31, 2013 and 2012, $189.5 million and $207.4 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities primarily within two to five years.
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At December 31, 2013, five licensees comprised 96% of our net accounts receivable balance. At December 31, 2012, four licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$465,722	$—	$—	$465,722
Commercial paper (b)	—	192,478	—	192,478
U.S. government securities	—	31,688	—	31,688
Corporate bonds, asset backed and other securities	1,398	7,165	—	8,563
	$467,120	$231,331	$—	$698,451
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $32.0 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$261,899	$—	$—	$261,899
Mutual and exchange traded funds	100,682	—	—	100,682
Commercial paper (b)	—	150,868	—	150,868
U.S. government securities	—	50,560	—	50,560
Corporate bonds and asset backed securities	—	13,270	—	13,270
	$362,581	$214,698	$—	$577,279
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $87.9 million of commercial paper that is included within cash and cash equivalents.
The carrying amount of long-term debt reported in the consolidated balance sheet as of December 31, 2013 and December 31, 2012 was $208.8 million and $200.4 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of the Notes (as defined in Note 6, Obligations) to be $234.0 million and $245.2 million as of December 31, 2013 and December 31, 2012, respectively.

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

In September 2009, we entered into a worldwide patent licensing agreement with Pantech Co., Ltd. (“Pantech”) (formally known separately as Pantech Co., Ltd. and Pantech & Curitel Communications, Inc.). In exchange for granting Pantech the license, we received cash consideration and a minority equity interest in both Pantech Co., Ltd. and Pantech & Curitel Communications, Inc. Simultaneous with the execution of the patent license agreement, we executed a stock agreement to acquire a minority stake in Pantech using the Korean Won provided by Pantech with no participation at the board level or in management. Given that there are no observable inputs relevant to our investment in Pantech, we assessed pertinent risk factors, and reviewed a third-party valuation that used the discounted cash flow method, and incorporated illiquidity discounts in order to assign a fair market value to our investment. After consideration of the aforementioned factors, we valued our non-controlling equity interest in Pantech at $21.7 million. Due to the fact that we do not have significant influence over Pantech, we are accounting for this investment using the cost method of accounting. During 2013, we reassessed the carrying value of our investment in Pantech and concluded that given the entity's current financial position it was necessary to fully impair our investment, which wrote down the carrying amount of our investment to zero at December 31, 2013. When evaluating our investment, we assessed subsequent rounds of financing, the entity's current financial performance, pertinent risk factors, performance ratios and industry analyst forecasts. The $21.7 million impairment charge is included in Other Expense on our Consolidated Statements of Income.
During 2007, we made a $5.0 million investment for a non-controlling interest in Kineto Wireless (“Kineto”). Due to the fact that we do not have significant influence over Kineto, we are accounting for this investment using the cost method of accounting. In first quarter 2008, we wrote down this investment by $0.7 million based on a lower valuation of Kineto. Early in second quarter 2008, we participated in a new round of financing that included several other investors, investing an additional $0.7 million in Kineto. This second investment both maintained our ownership position and preserved certain liquidation preferences. During 2009, we reassessed our investment in Kineto and concluded that, given their financial position at the time, it was necessary to record an impairment of $3.9 million, which reduced our carrying amount of our investment in Kineto to approximately $1.0 million at December 31, 2009. During 2010, we reassessed our investment in Kineto and concluded that there was no evidence of an other-than-temporary impairment. As of December 31, 2010, the carrying amount of our investment in Kineto was $1.0 million. During 2011, we reassessed our investment in Kineto and concluded that given their financial position at the time, it was necessary to record an impairment of $1.0 million which reduced the carrying amount of our investment to zero as of December 31, 2011.
On December 17, 2009, we announced a multi-faceted collaboration agreement with Attila Technologies LLC (“Attila”). We will collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million to acquire a 7% minority stake. No other amounts were paid or are payable to Attila for the period ended December 31, 2009. Certain terms of the agreement afford us the ability to exercise significant influence over Attila; therefore we are accounting for this investment using the equity method of accounting. During 2010, we reassessed our investment in Attila and concluded that there was no evidence of an other-than-temporary impairment. As of December 31, 2010, the carrying amount of our investment in Attila was $0.7 million. During 2011, we reassessed our investment in Attila and concluded that given their financial position at the time, it was necessary to record an impairment of $0.7 million which reduced our carrying amount of the investment to zero as of December 31, 2011.
Patents
We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over 10 years, which represents the estimated useful lives of the patents. The ten year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents thus far has been 10 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.
Patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2013	2012
Weighted average estimated useful life (years)	10.2	10.3
Gross patents	$358,793	$300,174
Accumulated amortization	(152,422)	(122,617)
Patents, net	$206,371	$177,557
Amortization expense related to capitalized patent costs was $29.8 million, $22.7 million and $19.6 million in 2013, 2012 and 2011, respectively. These amounts are recorded within Patent administration and licensing line of our Consolidated Statements of Income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2013 is as follows (in thousands):

2014	$32,350
2015	31,519
2016	30,094
2017	27,460
2018	22,766
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
Patent License Agreements
Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance for revenue arrangements with multiple deliverables. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:
Consideration for Past Patent Royalties:  Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive consideration for past patent royalties in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectibility is reasonably assured. In prior periods, we have referred to "past patent royalties" as "past sales."
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
Licensees that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is very limited. When a licensee is required to gross-up their royalty payment to cover applicable foreign withholding tax requirements, the additional consideration is recorded in revenue.
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
Deferred Charges
From time to time, we use sales agents to assist us in our licensing activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements. We defer recognition of commission expense related to both prepayments and fixed-fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In 2013, 2012 and 2011, we paid cash commissions of less than $0.1 million, $4.7 million and $0.1 million, respectively.
Incremental direct costs incurred related to acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. We paid approximately $0.6 million of direct contract origination costs in 2009 in relation to our patent licensing agreement with Pantech. There were no direct contract origination costs incurred during 2013, 2012, or 2011.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our Notes offering, discussed in detail within Note 6, Obligations, the company incurred $8.0 million of directly related costs in 2011. The initial purchaser's transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. We allocated $6.5 million of debt issuance costs to the liability component of the debt, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $1.5 million of costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. There were no debt issuance costs incurred in 2013 or 2012.
Deferred charges are recorded in our Consolidated Balance Sheets within the following captions (in thousands):

	December 31,
	2013	2012
Prepaid and other current assets
Deferred commission expense	$290	$289
Deferred contract origination costs	79	79
Deferred financing costs	1,303	1,303
Other non-current assets
Deferred commission expense	750	1,061
Deferred contract origination costs	158	237
Deferred financing costs	1,629	2,932
Commission expense was approximately $0.3 million, $5.0 million and $0.4 million in 2013, 2012 and 2011, respectively. Commission expense is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred contract origination expense recognized in 2013, 2012 and 2011 was less than $0.1 million in each period and is included within the Patent administration and licensing line of our Consolidated Statements of Income.

Deferred financing expense was $1.3 million in 2013, $1.3 million in 2012, and $1.0 million in 2011. Deferred financing expense is included within the Other (Expense) Income line of our Consolidated Statements of Income.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs which are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any such capitalized software costs in any period presented. Research, development and other related costs were approximately $63.3 million, $67.9 million and $63.8 million in 2013, 2012 and 2011, respectively.
Compensation Programs
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued, net of any estimated award forfeitures. At December 31, 2013, 2012 and 2011, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 25% over their lives of one to three years, depending upon the type of grant and the specific terms of the award issued.
In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance. We did not incur any net tax shortfalls in 2013, 2012, or 2011.
In all periods, our policy has been to set the value of RSU and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants made that cliff vest, we expect to amortize the associated unrecognized compensation cost at December 31, 2013 on a straight-line basis over a three-year period.
Impairment of Long-Lived Assets
We evaluate long-lived and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We did not have any long-lived asset impairments in 2013, 2012 or 2011.
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
Between 2006 and 2013, we paid approximately $169.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
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

	For the Year Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$38,165	$38,165	$271,804	$271,804	$89,468	$89,468
Denominator:
Weighted-average shares outstanding: Basic	41,115	41,115	43,070	43,070	45,411	45,411
Dilutive effect of stock options, RSUs and convertible securities		309		326		603
Weighted-average shares outstanding: Diluted		41,424		43,396		46,014
Earnings Per Share:
Net income: Basic	$0.93	0.93	$6.31	6.31	$1.97	1.97
Dilutive effect of stock options, RSUs and convertible securities		(0.01)		(0.05)		(0.03)
Net income: Diluted		$0.92		$6.26		$1.94

For the years ended December 31, 2013, 2012 and 2011, options to purchase 0.1 million, zero and zero shares of common stock, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
For the years ended December 31, 2013, 2012 and 2011, 4.0 million, 4.0 million and 3.9 million shares of common stock issuable under convertible securities were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For each of the years ended December 31, 2013, 2012 and 2011, 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
New Accounting Guidance
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
3.    SIGNIFICANT EVENTS
Huawei Settlement Agreement
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. The agreement is based on an expedited process leading to a license on terms set by the arbitration panel, with the arbitration process expected to be complete in 2014 or early 2015.
Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties, including the two USITC investigations and related U.S. district court proceedings as they relate to Huawei, and including withdrawal by Huawei of its various antitrust complaints, but excluding the action filed by Huawei in China to set a FRAND rate for the licensing of InterDigital’s Chinese standards-essential patents.  The terms of the settlement agreement permit InterDigital to further appeal, through a petition for retrial in the Chinese Supreme People’s Court, this Chinese court decision relating to InterDigital’s Chinese standards-essential patents.
Pegatron and Apple Arbitration Awards
In 2007, we entered into a worldwide, non-transferable, non-exclusive, fixed-fee royalty-bearing patent license agreement with Apple (the “2007 Apple PLA”). In 2008, we entered into a patent license agreement with Pegatron (the “2008 Pegatron PLA”) that covers Pegatron and its affiliates.  Under the terms of the 2008 Pegatron PLA, we granted Pegatron a non-exclusive, non-transferable, worldwide royalty-bearing license covering the sale of certain products designed to operate in accordance with 2G and 3G wireless standards.
In second quarter and fourth quarter 2013, we received arbitration awards in separate proceedings we initiated against Pegatron and Apple, respectively.  Taken together, these arbitration awards clarified that Pegatron owes us royalties on certain products it produces for Apple.  The Pegatron arbitration award confirmed that, to the extent that Pegatron manufactures products for Apple that are not licensed under the 2007 Apple PLA, those products are covered by the 2008 Pegatron PLA and are royalty bearing under that agreement.  The Apple arbitration award declared that Apple iPads, and any Apple products designed to operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA.  As a result of these two arbitration awards, we recognized $96.1 million of revenue associated with sales of Apple products under the 2008 Pegatron PLA in 2013, $71.4 million of which was recognized as past patent royalties revenue and $24.7 million of which was recognized as per-unit royalties.
Technology Solutions Agreement Arbitration Award
We were engaged in an arbitration relating to a contractual dispute concerning the scope of royalty obligations and the scope of the licenses granted under our technology solutions agreement with Intel Mobile Communications GmbH.  The arbitration hearing took place in late June 2012, and the arbitration award was issued on August 13, 2013. As a result of the award, in third quarter 2013, we recognized related revenue of $51.6 million that had been deferred pending the resolution of the arbitration.
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
We have one reportable segment. During 2013, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Taiwan	128,551	40,394	43,993
United States	108,728	406,950	13,719
Canada	36,148	40,667	54,728
Japan	27,494	39,558	61,594
Korea	15,334	118,078	118,078
Germany	4,539	3,470	5,439
Other Europe	3,004	4,700	3,461
China	1,563	9,246	688
Other Asia	—	—	42
Total	$325,361	$663,063	$301,742
During 2013, 2012 and 2011, the following licensees or customers accounted for 10% or more of total revenues:

	2013	2012	2011
Pegatron Corporation (a)	30%	< 10%	< 10%
Intel Mobile Communications GmbH (b)	18%	< 10%	< 10%
Sony Corporation of America	12%	< 10%	—%
BlackBerry Limited	< 10%	< 10%	14%
HTC Corporation	< 10%	< 10%	11%
Samsung Electronics Company, Ltd.	—%	15%	34%
Intel Corporation	—%	57%	—%
(a) 2013 revenues include $71.4 million of past patent royalties.
(b) 2013 revenues include $53.3 million of past technology solutions revenue.
At December 31, 2013, 2012 and 2011, we held $215.9 million, $185.4 million and $146.0 million, respectively, or nearly 100% in each year, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. At each of December 31, 2013, 2012 and 2011, we also held less than $0.1 million of property and equipment, net of accumulated depreciation, in Canada. During 2013, we opened a small office in the United Kingdom and held less than $0.1 million of property and equipment, net of accumulated depreciation, in the United Kingdom at December 31, 2013.
5.    PROPERTY AND EQUIPMENT

	December 31,
	2013	2012
Computer equipment and software	$25,368	$28,143
Engineering and test equipment	11,631	11,604
Building and improvements	7,902	7,800
Leasehold improvements	6,477	4,655
Furniture and fixtures	1,166	1,578
Land	695	695
Property and equipment, gross	53,239	54,475
Less: accumulated depreciation	(43,704)	(46,651)
Property and equipment, net	$9,535	$7,824
Depreciation expense was $3.6 million, $3.6 million and $4.2 million in 2013, 2012 and 2011, respectively. Depreciation expense included depreciation of computer software costs of $1.0 million, $1.0 million and $1.2 million in 2013, 2012 and 2011, respectively. Accumulated depreciation related to computer software costs was $12.7 million and $15.7 million at December 31, 2013 and 2012, respectively. The net book value of our computer software was $2.5 million and $1.7 million at December 31, 2013 and 2012, respectively.

6.	OBLIGATIONS

	December 31,
	2013	2012
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Unamortized interest discount	(21,187)	(29,609)
Total debt obligations	208,813	200,391
Less: Current portion	—	—
Long-term debt obligations	$208,813	$200,391
There were no capital leases remaining at December 31, 2013 and December 31, 2012.
Maturities of principal of the long-term debt obligations of the company as of December 31, 2013 are as follows (in thousands):

2014	$—
2015	—
2016	230,000
2017	—
2018	—
Thereafter	—
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
The following table presents the amount of interest cost recognized for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands).

	For the Year Ended December 31,
	2013	2012	2011
Contractual coupon interest	$5,750	$5,750	$4,313
Accretion of debt discount	8,423	7,862	5,567
Amortization of financing costs	1,303	1,303	977
Total	$15,476	$14,915	$10,857

7.	COMMITMENTS
Leases
We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.3 million, $3.4 million and $3.4 million in 2013, 2012 and 2011, respectively. Minimum future rental payments for operating leases as of December 31, 2013 are as follows (in thousands):

2014	$2,700
2015	2,437
2016	2,301
2017	2,193
2018	2,047
Thereafter	4,719

8.	LITIGATION AND LEGAL PROCEEDINGS
Samsung, Nokia, Huawei and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
USITC Proceeding (337-TA-868)
On January 2, 2013, the Company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the United States International Trade Commission (the “USITC” or “Commission”) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents have been asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On February 21, 2013, each 337-TA-868 Respondent filed their respective responses to the complaint.
On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination (“ID”) to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the

ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the Commission’s final determination are now May 12, 2014 and September 10, 2014, respectively. The trial dates were unchanged, and the trial commenced on February 10, 2014 and ended on February 20, 2014.
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
On March 13, 2013, InterDigital moved to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 by all 337-TA-868 Respondents. On March 25, 2013, the 337-TA-868 Respondents opposed InterDigital’s motion. On May 10, 2013, the ALJ denied InterDigital’s motion to amend the complaint. On July 18, 2013, Samsung moved to stay the 337-TA-868 investigation pending disposition by the Commission of the 337-TA-800 investigation, which was scheduled to be completed by December 19, 2013. InterDigital opposed that motion on July 29, 2013. On August 8, 2013, the ALJ denied the motion. On June 19, 2013, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of over 30 collective claims from five of the seven asserted patents. The ALJ granted the motion on June 24, 2013. On August 22, 2013, InterDigital also filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of eight collective claims from the other two asserted patents. The ALJ granted the motion on August 26, 2013.
On December 6, 2013, Samsung moved for partial summary determination that Samsung does not infringe U.S. Patent No. 7,502,406 (“the ’406 Patent”). On January 15, 2014, InterDigital and Samsung submitted a joint stipulation in which the parties agreed to the termination of the ’406 Patent from the Investigation in view of the USITC’s claim construction and determination in the 337-TA-800 investigation that the asserted claims of the ’406 patent were not infringed. On January 24, 2014, the ALJ issued an initial determination granting Samsung’s motion. On January 31, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ‘406 Patent, which, if denied, would ensure that InterDigital would be permitted to appeal the order to the Federal Circuit. That petition for review remains pending before the USITC.
On December 6, 2013, Samsung moved for partial summary determination that certain of the asserted claims of U.S. Patent Nos. 7,190,966 (“the ’966 patent”), 7,286,847 (“the ’847 patent”), and 7,706, 830 (“the ’830 patent”) are invalid for lack of sufficient written description. ZTE and Huawei joined Samsung’s motion on December 12, 2013. InterDigital opposed Samsung’s motion on December 18, 2014. On January 30, 2014, the ALJ denied the motion.
On December 12, 2013, Samsung moved for partial summary determination that, in view of the Commission’s claim construction and determination in the 337-TA-800 investigation, it does not infringe the asserted claims of U.S. Patent No. 8,009,636 (“the ’636 patent”), and the ’830, ’966, and ’847 patents. Huawei and ZTE joined Samsung’s motion on December 12, 2013 and December 13, 2014, respectively. InterDigital opposed Samsung’s motion on January 2, 2014. On February 5, 2014, the ALJ granted in part and denied in part the motion. Specifically, the ALJ granted the motion with respect to the ’830 and ’636 patents, and denied the motion with respect to the ’966 and ’847 patents. On February 14, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’830 and ’636 Patents, which, if denied, would ensure that InterDigital would be permitted to appeal the order to the Federal Circuit. That petition for review remains pending before the USITC.
On December 12, 2013, Respondents moved for summary determination that InterDigital has failed to satisfy the technical prong of the domestic industry requirement with respect to U.S. Patent No. 7,941,151 (“the ’151 patent”). InterDigital opposed the motion on January 2, 2014. On January 30, 2014, the ALJ denied the motion.
On December 12, 2013, InterDigital moved for summary determination that Respondents infringe limitations of the asserted claims of the ’966 and ’847 patents. Respondents opposed the motion on January 2, 2014. InterDigital moved for leave to file a reply on January 16, 2014, and Respondents opposed InterDigital’s motion for leave on January 23, 2014. On January 30, 2014, the ALJ denied the motion.
On December 12, 2013, InterDigital moved for summary determination that the ’151 patent is not unenforceable for inequitable conduct. Respondents opposed InterDigital’s motion on January 2, 2014. InterDigital moved for leave to file a reply on January 13, 2014, and Respondents opposed InterDigital’s motion for leave on January 16, 2014. On February 4, 2014, the ALJ denied the motion.
On December 12, 2013, Samsung moved to terminate the investigation as to U.S. Patent No. 7,616,970 (the “’970 Patent”) in view of the USITC’s determination in the 337-TA-800 investigation that the asserted claims of the ’970 patent are not valid. On January 6, 2014, InterDigital responded to this motion and stated that, subject to its objection to the Commission’s final determination in the 337-TA-800 investigation and reserving its right to appeal that determination, InterDigital acquiesced to the termination of the 337-TA-868 investigation as to the ’970 Patent. On January 6, 2014, the Commission’s Office of Unfair Import Investigations responded in support of the underlying legal analysis but stated that it would not support the motion in the form of a motion to terminate. Samsung withdrew the motion to terminate and, on January 9, 2014, Samsung moved for partial summary determination of no violation of Section 337 as to the ’970 Patent in view of the USITC’s determination in the 337-TA-800 investigation that the asserted claims of the ’970 patent are not valid. On January 10, 2014, InterDigital responded to this motion and stated that, subject to its objection to the Commission’s final determination in the 337-TA-800 investigation and reserving its right to appeal that determination, InterDigital acquiesced to the termination of the 337-TA-868 investigation as to the ’970 Patent. On January 15, 2014, the ALJ issued an initial determination finding that the ALJ is bound by the Commission’s determination in the 337-TA-800 investigation and granting Samsung’s motion. On January 27, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’970 Patent, and on February 11, 2014, the USITC denied this petition.  InterDigital is now permitted to appeal the order terminating the 337-TA-868 investigation to the Federal Circuit.
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute.  The agreement is based on an expedited process leading to a license on terms set by the arbitration panel, with the arbitration process expected to be complete in 2014 or early 2015.  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a FRAND rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed below under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. On January 2, 2014, InterDigital and Huawei filed a joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents on the basis of this confidential settlement agreement between the parties. On the same day, InterDigital and Huawei also moved to stay the procedural schedule with respect to the Huawei Respondents pending the parties’ motion to terminate. On January 6, 2014, the ALJ granted the motion to stay, and on January 16, 2014, the ALJ granted the joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents. On February 12, 2014, the USITC determined not to review the initial determination terminating the Huawei Respondents from the 337-TA-868 investigation.
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
On January 24, 2013, Huawei filed its answer and counterclaims to InterDigital's Delaware District Court complaint. Huawei asserted counterclaims for breach of contract, equitable estoppel, waiver of right to enjoin and declarations that InterDigital has not offered or granted Huawei licenses on FRAND terms, declarations seeking the determination of FRAND terms and declarations of noninfringement, invalidity and unenforceability of the asserted patents. In addition to the declaratory relief specified in its counterclaims, Huawei seeks specific performance of InterDigital's purported contracts with Huawei and standards-setting organizations, appropriate damages in an amount to be determined at trial, reasonable attorneys' fees and such other relief as the court may deem appropriate. On January 31, 2013, ZTE filed its answer and counterclaims to InterDigital's Delaware District Court complaint; ZTE asserted counterclaims for breach of contract, equitable estoppel, waiver of right to enjoin and declarations that InterDigital has not offered ZTE licenses on FRAND terms, declarations seeking the determination of FRAND terms and declarations of noninfringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, ZTE seeks specific performance of InterDigital's purported contracts with ZTE and standards-

setting organizations, appropriate damages in an amount to be determined at trial, reasonable attorneys' fees and such other relief as the court may deem appropriate.
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
On August 6, 2013, Huawei, Nokia, and ZTE filed answers and amended counterclaims for breach of contract and for declaratory judgments seeking determination of FRAND terms. The counterclaims also continue to seek declarations of noninfringement, invalidity, and unenforceability. Nokia also continued to assert a counterclaim for a declaration of patent misuse. On August 30, 2013, InterDigital filed a motion to dismiss the declaratory judgment counterclaims relating to the request for determination of FRAND terms. On September 30, 2013, Huawei, Nokia, and ZTE filed their oppositions to this motion to dismiss. On October 17, 2013, InterDigital filed its reply. The motion was heard on November 26, 2013. The court has not yet ruled on InterDigital’s motion.
On December 30, 2013, InterDigital and Huawei filed a stipulation of dismissal on account of the confidential settlement agreement and agreement to arbitrate their disputes in this action. On the same day, the Delaware District Court granted the stipulation of dismissal.

On February 11, 2014, the Delaware District Court judge granted an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims.
Huawei Complaint to European Commission
On May 23, 2012, Huawei lodged a complaint with the European Commission alleging that InterDigital was acting in breach of Article 102 of the Treaty on the Functioning of the European Union (the "TFEU"). Huawei alleged that InterDigital has a dominant position with respect to the alleged market for the licensing of its 3G standards-essential patents. Huawei further alleged that InterDigital was acting in abuse of its alleged dominant position by allegedly seeking to force Huawei to agree to unfair purchase or selling prices and in applying dissimilar conditions to equivalent transactions contrary to Article 102 of the TFEU. The European Commission had not yet indicated whether or not it would initiate proceedings against InterDigital as a result of the complaint and, in January 2014, as a result of the confidential settlement agreement mentioned above, Huawei contacted the European Commission and requested the withdrawal of the complaint.
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

InterDigital believes that the decisions in the first and second proceedings are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating InterDigital’s lump-sum patent license agreement with Apple in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA-800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, particularly in view of the arbitration decision, discussed below, which found that InterDigital’s license agreement with Apple is limited in scope. InterDigital intends to appeal the Guangdong Province High Court’s decision regarding the setting of FRAND royalties with respect to InterDigital’s Chinese essential patents to the Supreme People’s Court in Beijing.
InterDigital learned that Huawei filed earlier in 2013 a new Chinese Anti-Monopoly Law complaint against InterDigital in the Shenzhen Intermediate People’s Court. At Huawei’s request, in connection with InterDigital and Huawei’s confidential settlement agreement, this complaint was dismissed on January 9, 2014.
Investigation by National Development and Reform Commission of China
On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that the NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the Anti-Monopoly Law may be subject to a cease and desist order, fines, and disgorgement of any illegal gains. The Company continues to cooperate with the NDRC’s investigation and, on February 10, 2014, submitted a proposed commitments request to NDRC that could form the predicate for suspension of NDRC's investigation under a procedure provided for under the Anti-Monopoly Law.
Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
USITC Proceeding (337-TA-800)
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
On January 20, 2012, LG filed a motion to terminate the investigation as it relates to the LG entities, alleging that there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012. On July 6, 2012, the Commission determined not to review the ALJ's order, and the investigation was terminated as to LG. On August 27, 2012, InterDigital filed a petition for review of the ALJ's order in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs were filed on January 22, 2013, and InterDigital's reply brief was filed on February 8, 2013. The Federal Circuit heard oral argument on April 4, 2013. On June 7, 2013, the Federal Circuit reversed the termination of the investigation as to LG, finding that LG’s request for termination and arbitration was wholly groundless, and remanded to the Commission for further proceedings. On July 19, 2013, LG filed a petition for rehearing and rehearing en banc. On October 3, 2013, the Federal Circuit denied LG’s petition for rehearing and rehearing en banc and issued its mandate on October 10, 2013. LG filed a petition for a writ of certiorari with the U.S. Supreme Court seeking reversal of the Federal Circuit’s judgment on December

31, 2013. Responses to LG’s petition are due on March 19, 2014. On January 13, 2014, InterDigital filed a motion to terminate the 337-TA-800 investigation as to the LG Respondents. No opposition to InterDigital’s motion was filed. On February 12, 2014, the Commission granted InterDigital’s motion to terminate the investigation as to LG. In terminating the 337-TA-800 investigation, the Commission adopted the ALJ’s determination that the ‘830, ‘636, ‘406, and ‘332 patents are not invalid. The Commission declined to take a position regarding InterDigital’s domestic industry or FRAND issues.
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
The ALJ held an evidentiary hearing from February 12-21, 2013. The parties submitted initial post-hearing briefs on March 8, 2013 and reply post-hearing briefs on March 22, 2013. The ALJ’s Initial Determination (“ID”) issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Specifically, the ALJ found infringement with respect to claims 1-9 of the ‘970 patent, but not as to the other asserted claims of the ‘970 patent, or any of the other asserted patents. In addition, the ALJ found that the asserted claims of the ‘970 patent, U.S. Patent No. 7,536,013, and U.S. Patent No. 7,970,127 were invalid in light of the prior art. The ALJ further found that InterDigital had established a licensing-based domestic industry. With respect to the 337-TA-800 Respondents’ FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital’s licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments. Further, the ALJ found that the 337-TA-800 Respondents had not shown that they are licensed under the asserted patents. On July 10, 2013, the ALJ issued a Recommended Determination on Remedy, concluding that if a violation is found by the Commission, the ALJ recommends the issuance of a Limited Exclusion Order as to all 337-TA-800 Respondents, and cease and desist orders as to 337-TA-800 Respondents Nokia and Huawei.
Petitions for review of the ID to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. InterDigital requested review of certain limited erroneous claim constructions and the ALJ’s resulting erroneous determinations that InterDigital’s U.S. Patent No. 7,706,830, U.S. Patent No. 8,009,636, U.S. Patent No.7,502,406 and U.S. Patent No.7,706,332 were not infringed and that the claims of the ’970 patent are invalid. The 337-TA-800 Respondents requested review of the ALJ’s determination that a domestic industry exists as to each of the asserted patents. In addition, the 337-TA-800 Respondents requested review of a number of alleged claims construction errors and the impact of such alleged errors on the infringement and validity of the patents listed above, as well as review of the ALJ’s determination that Respondents are not licensed under certain of the asserted patents through a third party. Responses to the various petitions were filed on July 23, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety and requested limited briefing on the issue of whether licensing-based domestic industry requires proof of “Articles protected by the patent.” Opening briefs were submitted on September 27, 2013 and replies were submitted on October 21, 2013 after the end of the government shutdown. The target date for the Commission to issue its Final Determination, which was October 28, 2013 prior to the federal government shutdown, was extended to November 13, 2013 by operation of the notice issued by the Commission on September 30, 2013 tolling all schedules and deadlines during the pendency of the federal government shutdown. On

October 23, 2013, the Commission issued a Notice further extending the target date for the Commission to issue its Final Determination, in view of the federal government shutdown, from November 13, 2013 to December 19, 2013.
On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review.
On December 20, 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. InterDigital’s appeal was docketed on December 23, 2014. On January 17, 2014, the Nokia and ZTE Respondents moved for leave to intervene in the appeal. On January 30, 2014, the ALJ granted these motions. On January 22, 2014, third party Samsung moved for leave to intervene in the appeal. Nokia and ZTE responded to this motion on February 2, 2014. Samsung's motion remains pending.
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. On January 14, 2014, InterDigital and Huawei filed a stipulation of dismissal of their disputes in this action on account of the confidential settlement agreement mentioned above. On the same day, the Delaware District Court granted the stipulation of dismissal.
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
On June 25, 2013, the arbitration tribunal granted the parties’ joint request to stay the arbitration pending the exhaustion of all appellate rights from the Federal Circuit’s decision. As noted above, LG filed a petition for a writ of certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling on December 31, 2013.
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
On February 12, 2014, the Commission issued a notice, order and opinion remanding the investigation to an ALJ. In doing so, the Commission determined certain issues and identified others that would be subject to further proceedings by the ALJ. For example, with respect to domestic industry, the Commission acknowledged the Federal Circuit’s affirmance of InterDigital’s domestic industry and declined Nokia’s invitation to revisit the issue on remand. With respect to validity, the Commission affirmed the ALJ’s determination that the Lucas reference does not anticipate or render obvious the asserted claims of the ‘966 and ‘847 patents. The Commission further affirmed the ALJ’s determination that the asserted claims of the ‘966 and ’847 patents are not rendered obvious by the IS-95 references combined with the CODIT reference. The Commission construed the claim limitation “synchronize” in the asserted claims of the ‘847 patent to mean “establishing a timing reference with the pilot signal transmitted by a base station,” as InterDigital had originally proposed to the ALJ.
With respect to infringement, the Commission determined that the PRACH preamble used in the accused Nokia handsets satisfies the “code”/“signal” limitation of the asserted claims of the ‘966 and ‘847 patents under the Federal Circuit’s revised claim construction. The Commission also determined that the transmission of the PRACH preambles meet the claim limitation “increased power level” in the asserted claims of the ‘966 and ‘847 patents based on the Federal Circuit’s revised claim construction. The Commission further determined that Nokia waived any argument that the PRACH preamble and message signals in the accused Nokia handsets are never transmitted. The Commission separately found that the accused handsets do not satisfy the “synchronized to a pilot signal” limitation under the doctrine of equivalents.
The Commission assigned the investigation to an ALJ for limited remand proceedings consistent with its February 12, 2014 opinion. The Commission defined the scope of the remand proceedings by enumerating the particular issues before the ALJ. Specifically, the Commission ordered the ALJ to:

•
take additional briefing and make findings on whether the accused Nokia handsets meet the “generated using a same code” limitation or “the message being transmitted only subsequent to the subscriber unit receiving the indication” limitation in the asserted claims of the ‘966 patent, and whether the accused Nokia handsets meet the “generated using a same code” limitation or the “function of a same code” limitation in the asserted claims of the ‘847 patent;

•
take additional briefing and make findings on whether the 3GPP standard supports a finding that the pilot signal (P-CPICH) satisfies the claim limitation “synchronized to a pilot signal” as recited in the asserted claims of the ‘847 patent by synchronizing to either the P-SCH or S-SCH signals under the Commission's construction of that claim limitation, as well as, regarding the asserted claims of the ‘847 patent, whether the PRACH Message is transmitted during the power ramp up process; and

•
take evidence and/or briefing and make findings regarding (i) whether Nokia’s currently imported products infringe the asserted patents; (ii) whether the chips in the currently imported products are licensed; (iii) whether the issue of the standard-essential nature of the ‘847 and ‘966 patents is contested; (iv) whether there is “patent hold-up” or “reverse patent hold-up”; and (v) the statutory public interest factors.

The ALJ requested the parties submit by February 24, 2014 briefing regarding their respective positions, including proposed procedural schedules, for the limited proceedings they respectively contend are necessary in view of the Commission’s order regarding the scope of the remand. The Commission did not authorize the taking of discovery, the taking of evidence, or the briefing of issues relating to validity of the asserted claims.
The Commission’s action is important for several reasons. Foremost, it confirms the validity of the asserted claims of the ‘966 and ‘847 patents in light of the evidence and arguments presented by Nokia in the 337-TA-613 investigation. Additionally, the Commission’s determination that 3GPP WCDMA PRACH preambles satisfy the “code”/“signal” limitation of the asserted claims of the ‘966 and ‘847 patents, and that the transmission of the PRACH preambles meet the claim limitation “increased power level” in the asserted claims of the ‘966 and ‘847 patents, both based on the Federal Circuit’s revised claim constructions, demonstrates the scope and vitality of the ‘966 and ‘847 patents, particularly as these patents apply to 3G WCDMA capable devices.
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
Pegatron Arbitration Award
On April 18, 2013, our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. filed an action in the U.S. District Court for the Northern District of California to confirm an arbitration award against Pegatron Corporation (“Pegatron”).  The arbitration award issued on April 17, 2013 from a three-member panel constituted by the American Arbitration Association’s International Centre for Dispute Resolution in a proceeding we initiated to resolve a dispute surrounding our 2008 patent license agreement with Pegatron.  Under the award, Pegatron was required to pay us approximately $29.9 million, including $23.5 million for past patent royalties through June 30, 2012, $6.2 million of interest, and additional amounts for certain arbitration costs and expenses.  On May 15, 2013, InterDigital received $29.9 million.
On May 24, 2013, Pegatron responded to InterDigital’s petition to confirm the award, and, on June 24, 2013, the U.S. District Court for the Northern District of California entered an Order confirming the award and entered judgment in the matter.
Arbitration with Apple Inc. Regarding Scope of 2007 Patent License Agreement
On October 10, 2013, a three-member tribunal constituted by the American Arbitration Association’s International Centre for Dispute Resolution issued an arbitration award in a proceeding initiated by our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. to resolve a dispute surrounding our 2007 patent license agreement with Apple Inc. (the "Apple PLA”).  The arbitration award declared that Apple iPads, and any Apple products designed to operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA.  On October 30, 2013, InterDigital Technology Corporation and IPR Licensing, Inc. filed a petition to confirm the arbitration award in the United States District Court for the Northern District of California. On December 11, 2013, Apple responded to InterDigital’s petition to confirm the award, stating that it did not oppose confirmation of the award, and on December 17, 2013, InterDigital filed a reply in support of its petition to confirm the arbitration award. A hearing is scheduled on InterDigital’s petition for April 4, 2014.

9.	RELATED PARTY TRANSACTIONS
On December 17, 2009, we announced a multi-faceted collaboration agreement with Attila, a company in which we have a direct investment. Under the agreement, we collaborate on the development and marketing of bandwidth aggregation technologies and related multi-network innovations. In addition, we paid approximately $0.7 million in 2009 to acquire a 7%

minority stake in Attila. In 2013, 2012 and 2011, we paid zero, zero and $0.4 million, respectively, to Attila in relation to the collaboration agreement previously discussed.
In February 2013, we entered into an R&D collaboration agreement with BIO-key International, Inc. ("BIO-key"), and made a direct investment in the company. The R&D collaboration will target advanced Cloud security and identity and access management solutions for the mobile market. As part of the agreement, we acquired approximately 4.0 million shares of BIO-key which were initially valued at $0.5 million. In 2013, we paid less than $0.1 million to BIO-key in relation to the collaboration agreement previously discussed.
On  September 17, 2013, InterDigital announced that it had entered into a development agreement with a wholly owned subsidiary of DDD Group plc ("DDD") regarding its next generation HD and UHD video processing technologies. Under the terms of the development agreement, DDD and InterDigital will collaborate to combine DDD's new image processing techniques with InterDigital's user adaptive video streaming technology to explore the feasibility of the combined solution for applications in streaming video to mobile devices and Smart TVs. As part of the agreement, we acquired approximately 7.0 million shares of DDD which were initially valued at $0.9 million. In 2013, we paid zero to DDD in relation to the development agreement previously discussed.

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
The following table summarizes changes in the number of equity instruments available for grant (in thousands) under the 2009 Plan for the current year:

Available for Grant
Balance at December 31, 2012	3,427
RSUs granted (a)	(1,458)
Options granted	(86)
Options expired and RSUs canceled	122
Balance at December 31, 2013	2,005
_______________________________________

(a)	RSUs granted include time-based RSUs, performance-based RSUs and dividend equivalents.
Stock Options
We have outstanding non-qualified stock options that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2009, our shareholders approved the 2009 Plan, which allows for the granting of incentive and non-qualified stock options, as well as other securities. The 2009 Plan authorizes the issuance of up to approximately 3.0 million shares of common stock. The administrator of the 2009 Plan, initially the Compensation Committee of the Board of Directors, determines the number of options to be granted. In 2013, both incentive and non-qualified stock options were granted pursuant to the Long-Term Compensation Program ("LTCP") under the 2009 Plan. Under the terms of the 2009 Plan, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Under all of the plans, options are generally exercisable for a period of between 7 to 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time.
Information with respect to current year stock option activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2012	210	$13.39
Granted	86	44.24
Canceled	(2)	19.61
Exercised	(49)	21.11
Balance at December 31, 2013	245	$22.61
The weighted average remaining contractual life of our outstanding options was 19.3 years as of December 31, 2013. We currently have approximately 0.1 million options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a Pre-existing Plan. For purposes of calculating the weighted average remaining contractual life, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.25 and $11.63. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $2.8 million and $12.1 million, respectively. The total intrinsic value of our options outstanding at December 31, 2013 was $3.0 million. In 2013, we recorded cash received from the exercise of options of $1.0 million and tax benefits from option exercises and RSU vestings of $0.8 million. Upon option exercise, we issued new shares of stock.
At both December 31, 2013 and 2012, we had approximately 0.2 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the company of $1.7 million and $2.8 million, respectively, if they had been fully exercised on those dates.
RSUs and Restricted Stock
Under the 2009 Plan, we may issue up to approximately 3.0 million RSUs and/or shares of restricted stock to current or prospective officers and employees and non-employee directors, consultants and advisors. No further grants are allowed under the Pre-existing Plans. Any cancellations of outstanding RSUs that were granted under the 2009 Plan or Pre-existing Plans will increase the number of RSUs and/or shares of restricted stock available for grant under the 2009 Plan. The RSUs vest over periods generally ranging from 0 to 3 years from the date of the grant. During 2013 and 2012, we granted approximately 0.9 million and 0.2 million RSUs, respectively, under the 2009 Plan. We have issued less than 0.1 million shares of restricted stock under the 2009 Plan.
At December 31, 2013 and 2012, we had unrecognized compensation cost related to share-based awards of $11.2 million and $6.1 million, respectively. For grants made prior to 2010 with graded vesting, we amortize the unrecognized compensation cost at December 31, 2013 over a weighted average period of less than one year using an accelerated method. For grants made in 2013, 2012 and 2011 that cliff vest, we expect to amortize the associated unrecognized compensation cost at December 31, 2013 on a straight-line basis over a three-year period.
We grant RSUs as an element of compensation to all of our employees under the LTCP.
Under all LTCP cycles that began after 2009, all time-based RSU awards vest at the end of the respective three-year LTCP cycle. Under the LTCP cycles that began between 2010 and 2012, for employees below manager level, 100% of their LTCP award is in the form of time-based RSUs, and for all employees at or above the manager level, 25% of their total LTCP award is in the form of time-based RSUs and the remaining 75% in the form of a performance-based award that is paid out at the end of the respective three-year cycle in cash, equity or any combination thereof pursuant to the Long-Term Incentive Plan (“LTIP”) component of the LTCP. Where the LTIP allocation has not been determined at the beginning of the cycle, as in the case of Cycles 5, 6, and 7 (as defined below), the allocation was assumed to be 100% cash for accounting purposes. In January 2013, subsequent to the start of Cycles 6 and 7, it was determined that the LTIP component of such cycles would be paid out in equity and, therefore, performance-based RSUs were granted on January 18, 2013. The terms of the current LTCP are discussed further below.
For LTCP cycles that began prior to 2010, RSU awards vested over three years according to the following schedules:

	Year 1	Year 2	Year 3
Time-Based Awards
- Employees below manager level (represents 100% of the total award)	33%	33%	34%
- Managers and technical equivalents (represents 75% of the total award)	33%	33%	34%
- Senior Officers (represents 50% of the total award)	—%	—%	100%
Performance-Based Awards
- Managers and technical equivalents (remaining 25% of the total award)	—%	—%	100%
- Senior officers (remaining 50% of the total award)	—%	—%	100%
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range for performance-based RSU awards under LTCP cycles that began prior to 2010 could have been anywhere from 0 to 3 times the value of the award. For cycles that began after 2009, the payout range for performance-based RSU awards can be anywhere from 0 to 2 times the value of the award.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2012	253	$38.09
Granted*	604	44.10
Forfeited*	(39)	43.12
Vested*	(163)	42.33
Balance at December 31, 2013	655	$42.04
_______________________________________

*
These numbers include less than 0.1 million RSUs credited on unvested RSUs as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the company's common stock, and vest if and when the underlying RSUs vest.

The total vest date fair value of the RSUs that vested in 2013, 2012 and 2011 was $6.5 million, $12.9 million and $8.0 million, respectively. The weighted average per share grant date fair value in 2013, 2012 and 2011 was $42.34, $39.35 and $42.17, respectively.
Other RSU Grants
We also grant RSUs to all non-management Board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
Compensation Programs
We use a variety of compensation programs to both attract and retain employees and more closely align employee compensation with company performance. These programs include both cash and share-based components, as discussed further below. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the 2009 Plan discussed above. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future. We recognized $7.3 million, $8.2 million and $3.1 million of compensation expense in 2013, 2012 and 2011, respectively, related to the performance-based incentive component of our LTCP, discussed in greater detail below. The majority of the share-based compensation expense, for all years, relates to RSU awards granted under our LTCP. The 2013 amount includes charges of $1.7 million and $4.8 million, respectively, to adjust the accrual rates for Cycles 6 and 7 (as defined below) to 71% and 65%, respectively. The 2012 amount includes a charge of $4.4 million to adjust the accrual rate for Cycle 5 (as defined below) to 100%. The 2011 amount includes a credit of $5.7 million to reduce the accrual rates for the performance-based incentive under Cycles 5 and 6 (each as defined below) from 100% to 50%, based on revised expectations for a lower payout. The $5.7 million adjustment represents a reduction to the accrual established for LTCP Cycles 5 and 6 in 2010 and 2011, respectively. The 2011 amount includes a charge of $1.3 million to increase the accrual rate for LTCP Cash Cycle 3 (as defined below) from the previously estimated payout of 50% to the actual payout of

86%. We also recognized share-based compensation expense of $15.9 million, $6.5 million and $8.1 million in 2013, 2012 and 2011, respectively.
Long-Term Compensation Program
Prior to 2010, the LTCP, which consists of overlapping cycles that are generally three years in length, was designed to alternate annually between equity and cash cycles, with equity cycles including both time-based and performance-based components and cash cycles consisting entirely of a performance-based cash incentive. Under the equity cycles, executives received 50% of their awards in the form of performance-based RSUs, and 50% in the form of time-based RSUs that vested in full at the end of the respective three-year cycle. Employees at or above the manager level received 25% of their equity awards in the form of performance-based RSUs, and 75% in the form of time-based RSUs that vested in full at the end of the three-year cycle. All performance-based RSUs vested, if at all, based on the company's achievement of certain goals established by the Compensation Committee of our Board of Directors for the three-year cycle. For cycles that began prior to 2010, payouts under the performance-based RSU cycles were capped at 300% and payouts under performance-based cash incentive cycles were capped at 225%. Prior to 2010, employees below the manager level did not participate in the LTCP, but did receive RSU grants under a separate program. The following cycles are relevant to our financial statements for the years ended 2011 and 2012:

•	Cash Cycle 3: A long-term performance-based cash incentive covering the performance period January 1, 2008 through December 31, 2010; and

•
RSU Cycle 4:  Time-based RSUs granted on January 1, 2009, which vested on January 1, 2012; and performance-based RSUs covering the performance period from January 1, 2009 through December 31, 2011 granted on January 1, 2009, which vested at a payout level of 31% on January 1, 2012.

In fourth quarter 2010, the LTCP was amended to, among other things, increase the relative proportion of performance-based compensation for both executives and managers, extend participation to all employees, and eliminate alternating annual RSU and cash cycles.
Under the terms of the LTCP as amended in 2010, effective beginning with the cycle that began on January 1, 2010, all employees below manager level received 100% of their LTCP participation in the form of time-based RSUs that vest in full at the end of the respective three-year cycle. Executives and employees at or above the manager level received 25% of their LTCP award in the form of time-based RSUs that vest in full at the end of the respective three-year cycle and the remaining 75% in the form of performance-based awards granted under the LTIP component of the LTCP. The LTIP performance-based awards that are applicable to both executives and managers may be paid out in the form of cash or equity, or any combination thereof at the end of the respective three-year cycle. The form of the LTIP award will be determined by the Compensation Committee of our Board of Directors, in its sole discretion, for each three-year cycle. The following cycles were initiated under the LTCP between 2010 and 2012:

•
Cycle 5:  Time-based RSUs granted on November 1, 2010, which vested on January 1, 2013; and a long-term performance-based incentive covering the performance period from January 1, 2010 through December 31, 2012, which was paid out in cash at the 100% level in first quarter 2013;

•
Cycle 6: Time-based RSUs granted on January 1, 2011, which vested on January 1, 2014; and performance-based RSUs covering the performance period from January 1, 2011 through December 31, 2013, granted on January 18, 2013, which vested at a payout level of 71% on January 1, 2014; and

•
Cycle 7: Time-based RSUs granted on January 1, 2012, which vest on January 1, 2015; and performance-based RSUs covering the performance period from January 1, 2012 through December 31, 2014, granted on January 18, 2013, which vest, if at all, on January 1, 2015.

In January 2013, the LTCP was further amended to adjust the program participation levels to reflect current market conditions, to add a stock option program component and to provide management with more flexibility in setting the participation levels and allocation among compensation components. Beginning with the 2013 cycle, the company's Chief Executive Officer (or, in certain circumstances the Compensation Committee) determines annually what percentage of LTCP participation each level of participant (e.g., manager, director, senior director, etc.) receives and the components of each participant's award, which can include time-based RSUs, stock options and performance-based awards granted under the LTIP. The Compensation Committee determines the form of the LTIP award. For the cycle that covers the performance period from January 1, 2013 through December 31, 2015 (Cycle 8), executive officers received 25% of their LTCP award in the form of time-based RSUs that vest at the end of the cycle, 25% in the form of stock options that vest ratably over three-years and have a seven-year term, and 50% under the LTIP in the form of performance-based RSUs that vest contingent upon the company's achievement of goals during the 2013-2015 cycle as established by the Compensation Committee. Employees at the director, senior director and vice president levels received 50% of their LTCP award in the form of time-based RSUs and 50% in the form of performance-based RSUs. Employees at or below the senior manager level received 100% of their participation in the form of time-based RSUs. All time-based and performance-based RSU awards under Cycle 8 were granted on January 18, 2013 and have a vest date of January 18, 2016.
Payouts of performance-based awards granted under the LTCP as amended and restated in January 2013 are determined by the Compensation Committee in its sole discretion, based on the company’s achievement of one of more performance goals, previously established and approved by the Compensation Committee, during the respective cycle period. Payouts may exceed or be less than target, depending on the level of the company’s achievement of the performance goal(s). No payout may be made under the LTIP if the company fails to achieve the minimum level of performance for the applicable cycle, and the payout for any particular cycle is capped at 200% of target.
401(k) and Profit-Sharing
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. The company matches a portion of employee contributions. The company’s contribution expense was approximately $1.0 million for each of 2013, 2012 and 2011. At its discretion, the company may also make a profit-sharing contribution to our employees’ 401(k) accounts. In fourth quarter 2009, the Compensation Committee of the Board of Directors determined that it would not elect to make a profit-sharing contribution to each employee in 2010 or the foreseeable future.

11.	TAXES
Our income tax provision consists of the following components for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Current
Federal	$(6,093)	$93,441	$30,990
State	225	44	131
Foreign source withholding tax	23,269	4,173	5,453
	17,401	97,658	36,574
Deferred
Federal	(18,727)	22,209	(21,621)
State	2,614	(4,494)	(416)
Foreign source withholding tax	24,548	21,457	20,603
	8,435	39,172	(1,434)
Total	$25,836	$136,830	$35,140
The deferred tax assets and liabilities are comprised of the following components at December 31, 2013 and 2012 (in thousands):

	2013
	Federal	State	Foreign	Total
Net operating losses	$—	$70,602	$—	$70,602
Deferred revenue, net	8,564	56	4,189	12,809
Foreign tax credits	—	—	—	—
Stock compensation	7,606	1,088	—	8,694
Patent amortization	16,424	—	—	16,424
Depreciation	1,295	169	—	1,464
Other-than-temporary impairment	9,815	301	—	10,116
Other accrued liabilities	1,044	44	—	1,088
Other employee benefits	4,497	517	—	5,014
	49,245	72,777	4,189	126,211
Less: valuation allowance	—	(70,492)	—	(70,492)
Net deferred tax asset	$49,245	$2,285	$4,189	$55,719

	2012
	Federal	State	Foreign	Total
Net operating losses	$—	$68,640	$—	$68,640
Deferred revenue, net	24,691	2,030	5,467	32,188
Foreign tax credits	—	—	—	—
Stock compensation	6,709	951	—	7,660
Patent amortization	13,215	7	—	13,222
Depreciation	1,202	199	—	1,401
Other accrued liabilities	1,662	302	—	1,964
Other-than-temporary impairment	2,212	414	—	2,626
Other employee benefits	4,096	735	—	4,831
	53,787	73,278	5,467	132,532
Less: valuation allowance	—	(68,378)	—	(68,378)
Net deferred tax asset	$53,787	$4,900	$5,467	$64,154
The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the company for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Tax at U.S. statutory rate	$21,538	$143,022	$43,612
Foreign withholding tax, with no U.S. foreign tax credit	—	—	—
State tax provision	2,536	(4,466)	(330)
Change in federal and state valuation allowance	261	(2,225)	(313)
Adjustment to tax credits	—	—	—
Adjustments to uncertain tax positions	—	—	(6,775)
Permanent differences	2,153	211	119
Other	(652)	288	(1,173)
Total tax provision	$25,836	$136,830	$35,140
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the majority of our state deferred tax assets will not be utilized; therefore and we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2013.
We recognize excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with and without approach excluding any indirect effects of the excess tax deductions. Under the approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the company. During 2013, 2012 and 2011, we realized $0.8 million, $0.9 million and $5.1 million, respectively, of such excess tax benefits for federal purposes, and accordingly recorded a corresponding credit to additional paid-in capital. As of December 31, 2013 and 2012, we had $12.2 million and $12.1 million, respectively, of state unrealized tax benefits associated with share-based compensation. These state tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.
Uncertain Income Tax Positions
As of each of December 31, 2013, 2012 and 2011, the company had zero unrecognized tax benefits. The total amount of unrecognized tax benefits could increase within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
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
During 2009, we established a reserve of $2.7 million related to the recognition of a $19.1 million gross benefit for amending tax returns for the periods 1999 — 2005 to switch foreign tax payments made during that period from a deduction to a foreign tax credits. In 2011, we recorded an additional tax benefit of $8.3 million to eliminate this tax contingency and recognize interest income on the associated refund. As of December 31, 2013, our reserve was zero. We do not expect a material change in this estimate in the next twelve months, although a change is possible.
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2011 through 2013 (in thousands):

	2013	2012	2011
Balance as of January 1	$—	$—	$6,459
Tax positions related to current year:
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Reductions	—	—	(6,459)
Settlements	—	—	—
Lapses in statues of limitations	—	—	—
Balance as of December 31	$—	$—	$—

Our policy is to recognize interest and or penalties related to income tax matters in income tax expense. Because we had zero unrecognized tax benefits as of each of December 31, 2013, 2012 and 2011, we also had zero accrued interest as of the same dates.
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
Currently the company is under audit by the U.S. Internal Revenue Service for the tax year ended December 31, 2011. To date, there have not been any identified issues. The company is also under audit by the State of New York for tax years 2002 through 2008. The State is claiming that prior to 2007 the company should have reported its returns as a combined report instead of as a separate entity as the company had filed. The company has reviewed the findings of the State and believes that it is more likely than not that the company will successfully sustain its separate company reporting and thus has not accrued any tax, interest or penalty exposure under the accounting for uncertain income tax position guidance.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2013, 2012 and 2011, we paid $23.3 million, $3.6 million and $5.5 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation. We previously accrued approximately $4.0 million of the 2013 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. At December 31, 2013, we accrued $7.1 million of foreign source withholding taxes payable associated with expected royalty payments from licensees and recorded corresponding deferred tax assets related to the expected foreign tax credits that will result from these payments.
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
Between 2006 and 2013, we paid approximately $169.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

12.	EQUITY TRANSACTIONS
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a 100.0 million share repurchase program (the “2009 Repurchase Program”). The company repurchased shares under the 2009 Repurchase Program through pre-arranged trading plans and completed the program in second quarter 2012.
In May 2012, our Board of Directors authorized a new share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below summarizes share repurchases made under the 2009 and 2012 Repurchase Programs in 2013, 2012, and 2011, in millions.

Period	2009 Repurchase Program		2012 Repurchase Program		Total Both Programs
	# of Shares	Value	# of Shares	Value	# of Shares	Value
2013	—	$—	0.9	$29.1	0.9	$29.1
2012	2.3	75.0	2.6	77.7	4.9	152.7
2011	—	—	—	—	—	—
Prior to 2011	1.0	25.0	—	—	1.0	25.0
Total	3.3	$100.0	3.5	$106.8	6.8	$206.8
From January 1, 2014 through February 23, 2014, we did not make any share repurchases under the 2012 Repurchase Program.
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

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
Fourth quarter	0.10	4,031	16,383
	$0.40	$16,383

2012
First quarter	$0.10	$4,469	$4,469
Second quarter	0.10	4,348	8,817
Third quarter	0.10	4,095	12,912
Fourth quarter	1.60	65,643	78,555
	$1.90	$78,555
We currently expect to continue to pay dividends comparable to our regular quarterly $0.10 cash dividends in the future; however, continued payment of cash dividends and changes in the company’s dividend policy will depend on the company’s earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.
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

13.	SELECTED QUARTERLY RESULTS (UNAUDITED)
The table below presents quarterly data for the years ended December 31, 2013 and 2012:

	First	Second	Third	Fourth
	(In thousands, except per share amounts, unaudited)
2013
Revenues (a)	$47,363	$67,692	$110,623	$99,683
Net income applicable to InterDigital, Inc.'s common shareholders (b)	$(12,269)	$9,238	$26,660	$14,536
Net income per common share — basic	$(0.30)	$0.22	$0.65	$0.35
Net income per common share — diluted	$(0.30)	$0.22	$0.64	$0.35
2012
Revenues (c)	$69,305	$71,871	$434,010	$87,877
Net income applicable to InterDigital, Inc.'s common shareholders (d)	$10,930	$9,673	$235,669	$15,532
Net income per common share — basic	$0.24	$0.22	$5.61	$0.38
Net income per common share — diluted	$0.24	$0.22	$5.56	$0.38

(a) In second quarter 2013, we recognized $23.5 million of past patent royalties as a result of an arbitration award. In third quarter 2013, we recognized $51.6 million of revenue that had been deferred pending the resolution of an arbitration relating to one of our technology solutions agreements. In fourth quarter 2013, we recognized $36.4 million of past patent royalties primarily as a result of an arbitration award.
(b) In first quarter 2013, we incurred a repositioning charge of $1.5 million related to our remaining VERP participants. In first quarter 2013 and fourth quarter 2013, we recorded charges of $6.7 million and $15.0 million, respectively, related to impairments on our investment in other entities.
(c) In third quarter 2012, our revenues included $375.0 million related to a patent sale to Intel Corporation.
(d) In third quarter 2012, we recognized $16.5 million of expense associated with the Intel patent sale. In fourth quarter 2012, we incurred $12.5 million of repositioning charges. In fourth quarter 2012, our income tax provision included a benefit of $4.5 million related to the release of valuation allowances on deferred tax assets, which we expect to utilize in future periods.

14. VARIABLE INTEREST ENTITIES
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
Our agreement with Sony is a multiple-element arrangement that also includes a three-year license to our patents for Sony's sale of 3G and 4G products, effective January 1, 2013, and an amount for past patent royalties.
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless. For the twelve months ended December 31, 2013, we have allocated approximately $2.5 million of Convida Wireless's net loss for the same period to noncontrolling interests held by other parties.
The assets and liabilities of Convida Wireless that are contained within our Consolidated Balance Sheet as of December 31, 2013 are as follows (in thousands):

ASSETS	DECEMBER 31, 2013
Cash	$8,905
Patents, Net	151

LIABILITIES
Other Accrued Expenses	$95
Signal Trust for Wireless Innovation
On October 17, 2013, we announced the establishment of the Signal Trust for Wireless Innovation, which will monetize a large InterDigital patent portfolio related to cellular infrastructure.
The more than 500 patents and patent applications being transferred to the Signal Trust focus primarily on 3G and LTE technologies, and were developed by InterDigital's engineers and researchers over more than a decade, with a number of the innovations contributed to the worldwide standards process.
InterDigital has committed funding to the Signal Trust to help ensure its successful launch. The company will also be the primary beneficiary of the Signal Trust. The distributions from the Signal Trust will support continued research related to cellular wireless technologies.  A small portion of the proceeds from the Signal Trust will be used to fund, through the newly formed Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate.

The Signal Trust is a variable interest entity. Based on the terms of the Trust Agreement, we have determined that we are the primary beneficiary for accounting purposes and must consolidate the Signal Trust. The impact of the consolidation of Signal Trust on our financial statements was immaterial as of December 31, 2013.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, management determined that, as of December 31, 2013, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2014 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on form 10-K (the "Proxy Statement").

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
(1)Financial Statements.
The information required by this item begins on Page 58.
(2)Financial Statement Schedules.
The following financial statement schedule of InterDigital is included herewith and should be read in conjunction with the Financial Statements included in this Item 15.
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance		Balance End of Period
2013 valuation allowance for deferred tax assets	$68,378	$2,114	(a)	$—		$70,492
2012 valuation allowance for deferred tax assets	$78,497	$(5,624)	(a)	$(4,495)	(b)	$68,378
2011 valuation allowance for deferred tax assets	$64,034	$14,463	(a)	$—		$78,497
2013 reserve for uncollectible accounts	$1,750	$—		$—		$1,750
2012 reserve for uncollectible accounts	$1,750	$—		$—		$1,750
2011 reserve for uncollectible accounts	$1,750	$—		$—		$1,750
_______________________________________

(a)	The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The decrease relates to the reversal of valuation allowances against state and federal deferred tax assets and net operating losses.

(3)Exhibits.
See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. ("InterDigital") (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
	*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.2 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
	*4.1	Indenture, dated April 4, 2011, between InterDigital and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
	*4.2	Form of 2.50% Senior Convertible Note due 2016 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
	*4.3	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
Real Estate Leases
	*10.1	Agreement of Lease dated November 25, 1996 by and between InterDigital and We're Associates Company (Exhibit 10.42 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2000).
*10.2
Third Modification to Lease Agreement effective June 1, 2006 by and between InterDigital and Huntington Quadrangle 2, LLC (successor to We're Associates Company). (Exhibit 10.18 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2006).

*10.3
Fourth Modification of Lease Agreement effective November 1, 2012 by and between InterDigital and Huntington Quadrangle 2, LLC (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2012).

*10.4	Lease Agreement effective March 1, 2012 by and between InterDigital and Musref Bellevue Parkway, LP (Exhibit 10.5 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2012).
Benefit Plans
†*10.5	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991).
†*10.6	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.7	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.8	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.9
1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Awarded to Independent Directors Upon Re-Election) (Exhibit 10.62 to InterDigital's Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.10	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement (Annual Award to Independent Directors) (Exhibit 10.63 to InterDigital's Quarterly Report on Form 10-Q dated November 9, 2004).
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

†*10.16	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.17	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital's Quarterly Report on Form 10-Q dated August 9, 2005).
†*10.18	2000 Stock Award and Incentive Plan, Form of Option Agreement (Inventor Awards) (Exhibit 10.68 to InterDigital's Quarterly Report on Form 10-Q dated November 9, 2004).
†*10.19	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.20
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Restricted Stock Units (Discretionary Award) (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated January 28, 2013).

†*10.21
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Restricted Stock Units (LTCP Time-Based Award) (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated January 28, 2013).

†*10.22
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Restricted Stock Units (LTCP Performance-Based Award) (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated January 28, 2013).

†*10.23	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (LTCP Award) (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated January 28, 2013).
†*10.24	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.25	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.26	Short-Term Incentive Plan, as amended October 2010 (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated October 29, 2010).
†*10.27	Short-Term Incentive Plan, as amended May 2012 (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated July 27, 2012).
†*10.28	Long-Term Compensation Program, as amended October 2010 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated October 29, 2010).
†*10.29	Long-Term Compensation Program, as amended August 2011 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated October 28, 2011).
†*10.30	Long-Term Compensation Program, as amended December 2011 (Exhibit 10.38 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2011).
†*10.31	Long-Term Compensation Program, as amended May 2012 (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated July 27, 2012).
†*10.32	Long-Term Compensation Program, as amended September 2012 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.33	Amended and Restated Long-Term Compensation Program (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated January 28, 2013).
†*10.34	Compensation Program for Outside Directors (2011 - 2012 Board Term) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated October 28, 2011).
†*10.35	Compensation Program for Outside Directors (as amended September 2012) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.36	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.37	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).
Employment-Related Agreements
†*10.38
Indemnity Agreement dated as of March 19, 2003 by and between InterDigital and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the company and the following individuals, were not filed: Gilbert F. Amelio, Jeffrey K. Belk, Richard J. Brezski, Steven T. Clontz, Edward B. Kamins, John A. Kritzmacher, Scott A. McQuilkin, William J. Merritt, James J. Nolan, Jean F. Rankin, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.47 to InterDigital's Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.39
Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and between InterDigital Communications Corporation, InterDigital and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: Richard J. Brezski, Steven T. Clontz, Edward B. Kamins, William J. Merritt, James J. Nolan, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.90 to InterDigital's Quarterly Report on Form 10-Q dated August 9, 2007).

†*10.40	Employment Agreement dated March 14, 2013 between InterDigital and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.41	Employment Agreement dated March 14, 2013 between InterDigital and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).

†*10.42	Employment Agreement dated March 14, 2013 between InterDigital and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.43	Employment Agreement dated March 14, 2013 between InterDigital and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.44	Employment Agreement dated March 14, 2013 between InterDigital and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
Other Material Contracts
*10.45
Bond Hedge Transaction Confirmation, dated March 29, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.46
Bond Hedge Transaction Confirmation, dated March 30, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.47
Warrant Transaction Confirmation, dated March 29, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.48
Warrant Transaction Confirmation, dated March 30, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

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
101
The following financial information from InterDigital's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 24, 2014, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Shareholders' Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

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
INTERDIGITAL, INC.

Date: February 24, 2014	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2014	/s/ Steven T. Clontz
Steven T. Clontz, Chairman of the Board of Directors

Date: February 24, 2014	/s/ Gilbert F. Amelio
Gilbert F. Amelio, Director

Date: February 24, 2014	/s/ Jeffrey K. Belk
Jeffrey K. Belk, Director

Date: February 24, 2014	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: February 24, 2014	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 24, 2014	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 24, 2014	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 24, 2014	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2014	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer)