Form 10-Q
period 2014-03-31
InterDigital, Inc.
filed 2014-05-01
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	40,453,401
Title of Class	Outstanding at April 30, 2014

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2014	DECEMBER 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$391,453	$497,714
Short-term investments	293,140	200,737
Accounts receivable, less allowances of $1,750	69,046	92,830
Deferred tax assets	23,241	26,197
Prepaid and other current assets	38,566	40,036
Total current assets	815,446	857,514
PROPERTY AND EQUIPMENT, NET	9,098	9,535
PATENTS, NET	206,341	206,371
DEFERRED TAX ASSETS	47,175	36,626
OTHER NON-CURRENT ASSETS	2,299	3,137
	264,913	255,669
TOTAL ASSETS	$1,080,359	$1,113,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,666	$24,504
Accrued compensation and related expenses	9,934	15,403
Deferred revenue	58,538	60,176
Taxes payable	2,581	7,056
Dividends payable	3,954	4,031
Other accrued expenses	21,173	15,268
Total current liabilities	105,846	126,438
LONG-TERM DEBT	210,992	208,813
LONG-TERM DEFERRED REVENUE	233,355	243,864
OTHER LONG-TERM LIABILITIES	904	248

TOTAL LIABILITIES	551,097	579,363

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,780 and 69,614 shares issued and 40,454 and 40,228 shares outstanding	698	696
Additional paid-in capital	599,493	598,325
Retained earnings	674,797	680,718
Accumulated other comprehensive income	(402)	(14)
	1,274,586	1,279,725
Treasury stock, 29,326 shares of common held at cost	751,075	751,075
Total InterDigital, Inc. shareholders’ equity	523,511	528,650
Noncontrolling interest	5,751	5,170
Total equity	529,262	533,820
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,080,359	$1,113,183

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
REVENUES:
Patent licensing royalties	$54,274	$46,911
Technology solutions	3,570	452
	$57,844	$47,363

OPERATING EXPENSES:
Patent administration and licensing	33,298	36,875
Development	15,435	16,146
Selling, general and administrative	9,152	7,842
Repositioning	—	1,544
	57,885	62,407

Loss from operations	(41)	(15,044)

OTHER EXPENSE (NET)	(3,964)	(9,480)
Loss before income taxes	(4,005)	(24,524)
INCOME TAX BENEFIT	1,450	11,621
NET LOSS	$(2,555)	$(12,903)
Net loss attributable to noncontrolling interest	(694)	(634)
NET LOSS ATTRIBUTABLE TO INTERDIGITAL, INC.	$(1,861)	$(12,269)
NET LOSS PER COMMON SHARE — BASIC	$(0.05)	$(0.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,444	41,138
NET LOSS PER COMMON SHARE — DILUTED	$(0.05)	$(0.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	40,444	41,138
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
Net loss	$(2,555)	$(12,903)
Unrealized (loss) gain investments, net of tax	(388)	155
Comprehensive loss	$(2,943)	$(12,748)
Comprehensive loss attributable to noncontrolling interest	(694)	(634)
Total comprehensive loss attributable to InterDigital, Inc.	$(2,249)	$(12,114)

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,555)	$(12,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,351	7,979
Amortization of deferred financing fees and accretion of debt discount	2,505	2,359
Deferred revenue recognized	(26,635)	(25,472)
Increase in deferred revenue	14,498	11,569
Deferred income taxes	(7,593)	(10,594)
Share-based compensation	2,109	5,518
Impairment of long-term investment	—	6,669
Other	388	(23)
Decrease (increase) in assets:
Receivables	23,784	118,362
Deferred charges and other assets	1,800	(847)
Increase (decrease) in liabilities:
Accounts payable	(14,619)	(3,537)
Accrued compensation and other expenses	(1,417)	(20,120)
Accrued taxes payable and other tax contingencies	(4,475)	(2,722)
Net cash (used in) provided by operating activities	(2,859)	76,238
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(212,432)	(102,343)
Sales of short-term investments	119,428	62,898
Purchases of property and equipment	(1,220)	(429)
Capitalized patent costs	(7,883)	(4,923)
Acquisition of patents	—	(12,500)
Purchases of long-term investments	—	(445)
Net cash used in investing activities	(102,107)	(57,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	1,275	—
Net proceeds from exercise of stock options	343	209
Dividends paid	(4,043)	—
Tax benefit from share-based compensation	1,130	140
Net cash (used in) provided by financing activities	(1,295)	349
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(106,261)	18,845
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	497,714	349,843
CASH AND CASH EQUIVALENTS, END OF PERIOD	$391,453	$368,688
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2014, and the results of our operations for the three months ended March 31, 2014 and 2013 and our cash flows for the three months ended March 31, 2014 and 2013. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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

Change in Accounting Policies
There have been no material changes or updates in our existing accounting policies from the disclosures included in our 2013 Form 10-K.
New Accounting Guidance
Accounting Standards Update: Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.
2. REPOSITIONING:
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in first quarter 2013. These charges were included within the repositioning line of our Condensed Consolidated Statements of Operations. The majority of the charges represent cash obligations associated with severance. During fourth quarter 2012 and full year 2013, cash payments of $1.4 million and $12.6 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2013 and March 31, 2014, our repositioning accrual was zero. There were no additional charges or cash payments related to the VERP in 2014 and we do not expect to incur any additional charges related to the VERP.
3. INCOME TAXES:
In first quarter 2014, our effective tax rate was approximately 36.2% as compared to 47.4% during first quarter 2013, based on the statutory federal tax rate net of discrete federal and foreign taxes. The decrease in the effective tax rate resulted from the impact of lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
During first quarter 2014 and 2013, we paid approximately $9.2 million and $1.8 million, respectively, of foreign source withholding tax. In 2013, we accrued approximately $5.2 million of the first quarter 2014 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
Subsequent to March 31, 2014, the Company settled an outstanding audit and, in connection with this settlement, paid $2.5 million in taxes and related interest. As the settlement occurred subsequent to the end of first quarter, the payment will be included in our second quarter 2014 financial results as a discrete charge within the income tax provision.
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

	For the Three Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss applicable to common shareholders	$(1,861)	$(1,861)	$(12,269)	$(12,269)
Denominator:
Weighted-average shares outstanding: Basic	40,444	40,444	41,138	41,138
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		—
Weighted-average shares outstanding: Diluted		40,444		41,138
Earnings Per Share:
Net loss: Basic	$(0.05)	$(0.05)	$(0.30)	$(0.30)
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		—
Net loss: Diluted		$(0.05)		$(0.30)
For both three months ended March 31, 2014 and 2013, the effects of all potential dilutive securities were excluded from the computation of diluted EPS as a result of the net loss reported in both periods.
5. LITIGATION AND LEGAL PROCEEDINGS:
Samsung, Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
USITC Proceeding (337-TA-868)
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
On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination (“ID”) to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the Commission’s final determination were set for May 12, 2014 and September 10, 2014, respectively. The trial dates were unchanged, and the trial commenced on February 10, 2014 and ended on February 20, 2014. On April 18, 2014, the ALJ issued an initial determination extending the target date for completion of the investigation by one month to October 10, 2014, thereby moving the due date for the ALJ's final initial determination to June 13, 2014. The ALJ's initial determination is subject to review by the full Commission, and the Commission must determine no later than May 20, 2014 whether it will review the ALJ's extension. If it does not, the ALJ's initial determination will become a determination of the Commission.
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
On March 13, 2013, InterDigital moved to amend the USITC complaint and notice of investigation to assert allegations of infringement of recently-issued U.S. Patent No. 8,380,244 (the “’244 patent”) by all 337-TA-868 Respondents. On March 25, 2013, the 337-TA-868 Respondents opposed InterDigital’s motion. On May 10, 2013, the ALJ denied InterDigital’s motion to amend the complaint. On July 18, 2013, Samsung moved to stay the 337-TA-868 investigation pending disposition by the Commission of the 337-TA-800 investigation, which was scheduled to be completed by December 19, 2013. InterDigital opposed that motion on July 29, 2013. On August 8, 2013, the ALJ denied the motion. On June 19, 2013, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of over 30 collective claims from five of the seven asserted patents. The ALJ granted the motion on June 24, 2013. On August 22, 2013, InterDigital also filed an unopposed motion to partially terminate the investigation due to InterDigital’s withdrawal of eight collective claims from the other two asserted patents. The ALJ granted the motion on August 26, 2013.
On December 6, 2013, Samsung moved for partial summary determination that Samsung does not infringe U.S. Patent No. 7,502,406 (the “’406 patent”). On January 15, 2014, InterDigital and Samsung submitted a joint stipulation in which the parties agreed to the termination of the ’406 patent from the Investigation in view of the USITC’s claim construction and determination in the 337-TA-800 investigation that the asserted claims of the ’406 patent were not infringed. On January 24, 2014, the ALJ issued an initial determination granting Samsung’s motion. On January 31, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ‘406 patent. On February 24, 2014, the Commission determined not to review the initial determination, making it a determination of the Commission. On April 14, 2014, InterDigital filed a petition for review of the Commission’s determination with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”).
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

8,009,636 (the “’636 patent”), and the ’830, ’966, and ’847 patents. Huawei and ZTE joined Samsung’s motion on December 12, 2013 and December 13, 2014, respectively. InterDigital opposed Samsung’s motion on January 2, 2014. On February 5, 2014, the ALJ granted in part and denied in part the motion. Specifically, the ALJ granted the motion with respect to the ’830 and ’636 patents, and denied the motion with respect to the ’966 and ’847 patents. On February 14, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’830 and ’636 Patents. On March 5, 2014, the Commission denied this petition. On April 14, 2014, InterDigital filed a petition for review of the Commission’s determination with the Federal Circuit.
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
On December 12, 2013, Samsung moved to terminate the investigation as to U.S. Patent No. 7,616,970 (the “’970 patent”) in view of the USITC’s determination in the 337-TA-800 investigation that the asserted claims of the ’970 patent are not valid. On January 6, 2014, InterDigital responded to this motion and stated that, subject to its objection to the Commission’s final determination in the 337-TA-800 investigation and reserving its right to appeal that determination, InterDigital acquiesced to the termination of the 337-TA-868 investigation as to the ’970 patent. On January 6, 2014, the Commission’s Office of Unfair Import Investigations responded in support of the underlying legal analysis but stated that would not support the motion in the form of a motion to terminate. Samsung withdrew the motion to terminate and, on January 9, 2014, Samsung moved for partial summary determination of no violation of Section 337 as to the ‘970 patent in view of the USITC’s determination in the 337-TA-800 investigation that the asserted claims of the ’970 patent are not valid. On January 10, 2014, InterDigital responded to this motion and stated that, subject to its objection to the Commission’s final determination in the 337-TA-800 investigation and reserving its right to appeal that determination, InterDigital acquiesced to the termination of the 337-TA-868 investigation as to the ’970 patent. On January 15, 2014, the ALJ issued an initial determination finding that the ALJ is bound by the Commission’s determination in the 337-TA-800 investigation and granting Samsung’s motion. On January 27, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’970 patent, and on February 11, 2014, the USITC denied this petition.  On April 14, 2014, InterDigital filed a petition for review of the Commission’s determination with the Federal Circuit.
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes (see "Huawei Arbitration" below).  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a FRAND rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed below under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. On January 2, 2014, InterDigital and Huawei filed a joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents on the basis of this confidential settlement agreement between the parties. On the same day, InterDigital and Huawei also moved to stay the procedural schedule with respect to the Huawei Respondents pending the parties’ motion to terminate. On January 6, 2014, the ALJ granted the motion to stay, and on January 16, 2014, the ALJ granted the joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents. On February 12, 2014, the USITC determined not to review the initial determination terminating the Huawei Respondents from the 337-TA-868 investigation.
From February 10 to February 20, 2014, ALJ Essex presided over the evidentiary hearing in this investigation. The patents in issue in this investigation as of the hearing were the '966 and '847 patents asserted against ZTE and Samsung, and the '151 patent asserted against ZTE, Samsung and Nokia. On March 7, 2014, InterDigital and Respondents filed opening post-hearing briefs. On March 21, 2014, InterDigital and Respondents filed reply post-hearing briefs. The ALJ’s Final ID is scheduled to issue on or before June 13, 2014.
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

On March 13, 2013, InterDigital filed an amended Delaware District Court complaint against Nokia and Samsung, respectively, to assert allegations of infringement of the recently issued '244 patent. On April 1, 2013, Nokia filed its answer and counterclaims to InterDigital’s amended Delaware District Court complaint. On April 24, 2013, Samsung filed its answer and a counterclaim to InterDigital's amended Delaware District Court complaint. Samsung asserted a counterclaim for breach of contract. Samsung seeks a judgment that InterDigital has breached its purported contractual commitments, a judgment that the asserted patents are not infringed, are invalid, and unenforceable, an order that InterDigital specifically perform its purported contractual commitments, damages in an amount to be determined, attorneys' fees, costs and expenses, and any other relief as the court may deem just and proper.

On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the '244 patent. On March 22, 2013, Huawei and ZTE filed their respective answers and counterclaims to InterDigital’s amended Delaware District Court complaint. On April 9, 2013, InterDigital filed a motion to dismiss Huawei’s and ZTE’s counterclaims relating to their FRAND allegations. On April 22, 2013, InterDigital filed a motion to dismiss Nokia’s counterclaims relating to its FRAND allegations. On July 12, 2013, the Delaware District Court held a hearing on InterDigital’s motions to dismiss. By order issued the same day, the Delaware District Court granted InterDigital’s motions, dismissing counterclaims for equitable estoppel, implied license, waiver of the right to injunction or exclusionary relief, and violation of California Bus. & Prof. Code § 17200 with prejudice. It further dismissed the counterclaims for breach of contract and declaratory relief related to InterDigital’s FRAND commitments with leave to amend.

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

On February 11, 2014, the Delaware District Court judge granted an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and any FRAND-related counterclaims. The parties are in the process of negotiating a proposed schedule to address these issues.

On March 12, 2014, the Delaware District Court judge held a claim construction hearing in the Nokia and ZTE cases. The court issued a claim construction opinion on April 22, 2014. As to the ’966 and ’847 patents asserted in the ZTE case(which patents are also in issue in the 337-TA-868 USITC investigation and the related Samsung Delaware action, as well as in the 337-TA-613 USITC investigation and the related stayed Delaware action, and are also related to the ’830 and ’636 patents in issue in the 337-TA-800 USITC investigation and in the appeal of that investigation before the Federal Circuit as well as the related stayed Delaware action), the court adopted InterDigital’s proposed constructions for the three claim terms construed by the court. As to the ’151 patent asserted in both the Nokia and ZTE cases (which patent is also in issue in the 337-TA-868 USITC investigation and the Samsung Delaware action) and the ’244 patent asserted in both the Nokia and ZTE cases (which patent is also in issue in the related Samsung Delaware action, and which is related to the ’970 patent asserted in each of the 337-TA-800 and 337-TA-868 USITC investigations and in appeals of those investigations before the Federal Circuit), the court adopted certain constructions proposed by InterDigital, certain constructions proposed by Nokia and/or ZTE, and arrived at certain other constructions based on its own analysis. The court also ordered the parties to confer regarding which terms remain in dispute in light of the court’s opinion. The court’s claim constructions, which are not final and may be altered prior to the trials against ZTE and Nokia, may be considered and given weight by the USITC and its ALJs, as well as other courts, at their discretion. The court also found claim 16 of the asserted ’151 patent to be invalid as indefinite. InterDigital can appeal the court’s indefiniteness ruling as to claim 16 upon issuance of judgment by the court.

Huawei Arbitration

On December 23, 2013, InterDigital and Huawei agreed to engage in an expedited binding arbitration to resolve their licensing disputes. Pursuant to their agreement, on April 9, 2014, InterDigital and Huawei initiated an arbitration with the International Court of Arbitration of the International Chamber of Commerce (ICC) jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. This arbitration is expected to be completed by early 2015.

Huawei Complaint to European Commission
On May 23, 2012, Huawei lodged a complaint with the European Commission alleging that InterDigital was acting in breach of Article 102 of the Treaty on the Functioning of the European Union (the "TFEU"). Huawei alleged that InterDigital has a dominant position with respect to the alleged market for the licensing of its 3G standards-essential patents. Huawei further alleged that InterDigital was acting in abuse of its alleged dominant position by allegedly seeking to force Huawei to agree to unfair purchase or selling prices and in applying dissimilar conditions to equivalent transactions contrary to Article 102 of the TFEU. The European Commission had not yet indicated whether or not it would initiate proceedings against InterDigital as a result of the complaint and, in January 2014, as a result of the confidential settlement agreement mentioned above, Huawei contacted the European Commission and requested the withdrawal of the complaint. In February 2014, a spokesman for the European Commission publicly confirmed that proceedings had not been initiated and that the case had been closed, and in March 2014, the European Commission also confirmed to InterDigital that the case has been closed.

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

On April 14, 2014, InterDigital filed a petition for retrial of the second proceeding with the Chinese Supreme People’s Court (“SPC”), seeking dismissal of the judgment or at least a higher, market-based royalty rate for a license to InterDigital’s Chinese standards-essential patents (“SEPs”).  The petition for retrial argues, for example, that (1) the lower court improperly determined a Chinese FRAND running royalty rate by using as a benchmark the Apple lump sum fixed payment license agreement, and looking in hindsight at the unexpectedly successful sales of Apple iPhones to construct an artificial running royalty rate that neither InterDigital nor Apple could have intended and that would have varied significantly depending on the relative success or failure in hindsight of Apple iPhone sales; (2) the Apple license agreement was also an inappropriate benchmark because its scope of product coverage was significantly limited as compared to the license that the court was considering for Huawei, particularly when there are other more comparable license agreements; and (3) if the appropriate benchmarks had been used, and the court had considered the range of royalties offered by other similarly situated SEP holders in the wireless telecommunications industry, the court would have determined a FRAND royalty that was substantially higher than 0.019%, and would have found, consistent with findings of the ALJ’s initial determination in the USITC 337-TA-800 proceeding, that there was no proof that InterDigital’s offers to Huawei violated its FRAND commitments.  Although there is no set date by which the SPC must act in response to the petition, a decision regarding whether the petition will be accepted is not expected to issue until May 2014 or later.

Investigation by National Development and Reform Commission of China
On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law (“AML”) with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the AML may be subject to a cease and desist order, fines and disgorgement of any illegal gains. InterDigital continues to cooperate with NDRC’s investigation. On March 3, 2014, the Company submitted to NDRC, pursuant to a procedure set out in the AML, a formal application for suspension of the investigation that included proposed commitments by the Company.

Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
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

On January 20, 2012, LG filed a motion to terminate the investigation as it relates to the LG entities, alleging that there is an arbitrable dispute. The ALJ granted LG's motion on June 4, 2012. On July 6, 2012, the Commission determined not to review the ALJ's order, and the investigation was terminated as to LG. On August 27, 2012, InterDigital filed a petition for review of the ALJ's order in the Federal Circuit. On September 14, 2012, the Federal Circuit granted LG's motion to intervene. On October 23, 2012, InterDigital filed its opening brief. Responsive briefs were filed on January 22, 2013, and InterDigital's reply brief was filed on February 8, 2013. The Federal Circuit heard oral argument on April 4, 2013. On June 7, 2013, the

Federal Circuit reversed the termination of the investigation as to LG, finding that LG’s request for termination and arbitration was wholly groundless, and remanded to the Commission for further proceedings. On July 19, 2013, LG filed a petition for rehearing and rehearing en banc. On October 3, 2013, the Federal Circuit denied LG’s petition for rehearing and rehearing en banc and issued its mandate on October 10, 2013. LG filed a petition for a writ of certiorari with the U.S. Supreme Court seeking reversal of the Federal Circuit’s judgment on December 31, 2013. On January 13, 2014, InterDigital filed a motion to terminate the 337-TA-800 investigation as to the LG Respondents. No opposition to InterDigital’s motion was filed. On February 12, 2014, the Commission granted InterDigital’s motion to terminate the investigation as to LG. In terminating the 337-TA-800 investigation, the Commission adopted the ALJ’s determination that the ‘830, ‘636 and ‘406 patents and U.S. Patent No. 7,706,332 (the "‘332 patent") are not invalid. The Commission declined to take a position regarding InterDigital’s domestic industry or FRAND issues. On April 21, 2014, the Supreme Court granted LG’s petition for certiorari, vacating the underlying Federal Circuit decision and remanding the case to the Federal Circuit with instructions to dismiss the case as moot (in light of InterDigital’s decision to terminate the 337-TA-800 investigation as to LG).

On March 21, 2012, InterDigital filed an unopposed motion requesting that the Commission add newly formed entity Huawei Device USA, Inc. as a 337-TA-800 Respondent. On April 11, 2012, the ALJ granted this motion and, on May 1, 2012, the Commission determined not to review the ALJ's determination, thus adding Huawei Device USA, Inc. as a 337-TA-800 Respondent.

On July 20, 2012, in an effort to streamline the evidentiary hearing and narrow the remaining issues, InterDigital voluntarily moved to withdraw certain claims from the investigation, including all of the asserted claims from U.S. Patent No. 7,349,540 (the "‘540 patent"). By doing so, InterDigital expressly reserved all arguments regarding the infringement, validity and enforceability of those claims. On July 24, 2012, the ALJ granted the motion. On August 8, 2012, the Commission determined not to review the ALJ's Initial Determination granting the motion to terminate the investigation as to the asserted claims of the '540 patent.

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

The ALJ held an evidentiary hearing from February 12-21, 2013. The patents in issue in this investigation as of the hearing were the '830, '636, '406, '332 and '970 patents, U.S. Patent No. 7,536,013 (the "‘013 patent") and U.S. Patent No. 7,970,127 (the "‘127 patent") asserted against all of the Respondents. The parties submitted initial post-hearing briefs on March 8, 2013 and reply post-hearing briefs on March 22, 2013. The ALJ’s Initial Determination (“ID”) issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Specifically, the ALJ found infringement with respect to claims 1-9 of the ‘970 patent, but not as to the other asserted claims of the ‘970 patent, or any of the other asserted patents. In addition, the ALJ found that the asserted claims of the ‘970, ‘013 and ‘127 patents were invalid in light of the prior art. The ALJ further found that InterDigital had established a licensing-based domestic industry. With respect to the 337-TA-800 Respondents’ FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital’s licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments. Further, the ALJ found that the 337-TA-800 Respondents had not shown that they are licensed under the asserted patents. On July 10, 2013, the ALJ issued a Recommended Determination on Remedy, concluding that if a violation is found by the Commission, the ALJ recommends the issuance of a Limited Exclusion Order as to all 337-TA-800 Respondents, and cease and desist orders as to 337-TA-800 Respondents Nokia and Huawei.

Petitions for review of the ID to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. InterDigital requested review of certain limited erroneous claim constructions and the ALJ’s resulting erroneous determinations that the ‘830, ‘636, ‘406 and ‘332 patents were not infringed and that the claims of the ’970 patent are invalid. The 337-TA-800 Respondents requested review of the ALJ’s determination that a domestic industry exists as to each of the asserted patents. In addition, the 337-TA-800 Respondents requested review of a number of alleged claims construction errors and the impact of such alleged errors on the infringement and validity of the patents listed above, as well as review of the ALJ’s determination that Respondents are not licensed under certain of the asserted patents through a third party. Responses to the various petitions were filed on July 23, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety and requested limited briefing on the issue of whether licensing-based domestic industry requires proof of “Articles protected by the patent.” Opening briefs were submitted on September 27, 2013 and replies were submitted on October 21, 2013 after the end of the government shutdown. The target date for the Commission to issue its Final Determination, which was October 28, 2013 prior to the federal government shutdown, was extended to November 13, 2013 by operation of the notice issued by the Commission on September 30, 2013 tolling all schedules and deadlines during the pendency of the federal government shutdown. On October 23, 2013, the Commission issued a Notice further extending the target date for the Commission to issue its Final Determination, in view of the federal government shutdown, from November 13, 2013 to December 19, 2013.

On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review.

On December 20, 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. InterDigital’s appeal was docketed on December 23, 2014. On January 17, 2014, the Nokia and ZTE Respondents moved for leave to intervene in the appeal. On January 30, 2014, the court granted these motions. On January 22, 2014, third party Samsung moved for leave to intervene in the appeal. Nokia and ZTE responded to this motion on February 2, 2014. On March 13, 2014, the court denied Samsung’s motion to intervene without prejudice to Samsung’s moving for leave to file a brief as an amicus curiae. On April 7, 2014, InterDigital filed its opening appellate brief.

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

On June 25, 2013, the arbitration tribunal granted the parties’ joint request to stay the arbitration pending the exhaustion of all appellate rights from the Federal Circuit’s decision. As noted above, LG filed a petition for a writ of certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling on December 31, 2013, and on April 21, 2014, the

Supreme Court granted LG’s petition, vacating the underlying Federal Circuit decision and remanding the case to the Federal Circuit with instructions to dismiss the case as moot (in light of InterDigital’s decision to terminate the 337-TA-800 investigation as to LG). The arbitration currently remains stayed.

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

On February 24, 2014, Nokia filed a motion for reconsideration of portions the Commission’s February 12, order, arguing that the Commission’s remand of claims 6, 9, and 11 of the ‘847 patent was in error and seeking reconsideration of the Commission’s determination that Nokia waived certain non-infringement arguments. On March 4, 2014, InterDigital opposed Nokia’s motion as it related to the Commission’s determination of waiver of certain non-infringement arguments, but did not oppose the motion as it related to claims 6, 9, and 11 of the ‘847 patent. On March 24, 2014, the Commission issued a revised order and opinion dropping claims 6, 9, and 11 of the ‘847 patent from the remanded investigation and noting that Nokia’s petition for reconsideration was otherwise denied. On April 22, 2014, Nokia filed in the Federal Circuit a petition for a writ of mandamus to the USITC, requesting the court to order the Commission to address in the remand investigation the non-infringement arguments that the Commission determined Nokia has waived. Under applicable procedural rules, the Commission and InterDigital may respond to Nokia’s petition only if the Federal Circuit requests such a response. To date, the court has not requested a response by any party and the petition remains pending.

On March 5, 2014, the ALJ issued an order establishing August 28, 2015 as the target date for completion of the investigation, and a separate order setting the hearing in the matter for January 26-30, 2015.

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

Arbitration with Apple Inc. Regarding Scope of 2007 Patent License Agreement
On October 10, 2013, a three-member tribunal constituted by the American Arbitration Association’s International Centre for Dispute Resolution issued an arbitration award in a proceeding initiated by our wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. to resolve a dispute surrounding our 2007 patent license agreement with Apple Inc. (the "Apple PLA”).  The arbitration award declared that Apple iPads, and any Apple products designed to operate on CDMA2000 or LTE networks, are not licensed under the Apple PLA.  On October 30, 2013, InterDigital Technology Corporation and IPR Licensing, Inc. filed a petition to confirm the arbitration award in the United States District Court for the Northern District of California. On December 11, 2013, Apple responded to InterDigital’s petition to confirm the award, stating that it did not oppose confirmation of the award, and on December 17, 2013, InterDigital filed a reply in support of its petition to confirm the arbitration award. On April 2, 2014, the U.S. District Court for the Northern District of California confirmed the arbitration award and entered judgment in the matter.

Other

We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

6. EQUITY TRANSACTIONS:
Changes in shareholders’ equity for the three months ended March 31, 2014 and March 31, 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance beginning of period, December 31	$528,650	$518,705
Net loss	(1,861)	(12,269)
Unrealized loss on investments, net	(388)	155
Cash dividends declared	(4,045)	(4,115)
Net proceeds for exercise of stock options	343	209
Taxes withheld upon restricted stock unit vestings	(2,427)	(2,061)
Tax benefit from share-based compensation	1,130	140
Share-based compensation	2,109	5,518
Total InterDigital, Inc. shareholders’ equity end of period	$523,511	$506,282
Noncontrolling Interest Balance beginning of period, December 31	5,170	—
Proceeds from noncontrolling interests	1,275	—
Net loss attributable to noncontrolling interest	(694)	(634)
Noncontrolling interest	5,751	(634)
Total Equity end of period	$529,262	$505,648
Repurchase of Common Stock
In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). The company may repurchase shares under the 2012 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2012 Repurchase Program, in millions.

	# of Shares	Value
2014	—	$—
2013	0.9	29.1
2012	2.6	77.7
Total	3.5	$106.8
We did not make any additional share repurchases during first quarter 2014 or from April 1, 2014 through April 30, 2014.

Dividends
Cash dividends on outstanding common stock declared in 2014 and 2013 were as follows (in thousands, except per share data):

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,045	$4,045
	$0.10	$4,045

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
Fourth quarter	0.10	4,031	16,383
	$0.40	$16,383

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
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we entered into privately negotiated warrant transactions with Barclays Bank PLC, through its agent, Barclays Capital Inc., whereby we sold to Barclays Bank PLC warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at a strike price of $64.09 per share, as adjusted for the Company's special dividend paid December 28, 2012. The warrants become exercisable in tranches starting in June 2016. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, the Company received $27.6 million and $4.1 million, respectively, on April 4, 2011.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2014, four licensees comprised 96% of our net accounts receivable balance. At December 31, 2013, five licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$373,247	$—	$—	$373,247
Commercial paper (b)	—	97,922	—	97,922
U.S. government securities	—	178,634	—	178,634
Corporate bonds, asset backed and other securities	1,129	33,661	—	34,790
	$374,376	$310,217	$—	$684,593
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $18.2 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$465,722	$—	$—	$465,722
Commercial paper (b)	—	192,478	—	192,478
U.S. government securities	—	31,688	—	31,688
Corporate bonds, asset backed and other securities	1,398	7,165	—	8,563
	$467,120	$231,331	$—	$698,451
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $32.0 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 was $211.0 million and $208.8 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these Level 2 Notes (as defined in Note 8 "Long-Term Debt") to be $237.8 million as of March 31, 2014 and $234.0 million as of December 31, 2013.

When assessing whether an other-than-temporary decline in value has occurred, we consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts. During first quarter 2013, we reassessed the carrying value of an investment accounted for under the cost method and concluded that given the entity's current financial position it was necessary to record an impairment of $6.7 million during first quarter 2013, which wrote down our carrying amount of our investment to approximately $15.1 million. The $6.7 million impairment charge was included in Other Expense on our Consolidated Statements of Operations. During fourth quarter 2013, we reassessed the carrying value of our investment and concluded that given the entity's current financial position it was necessary to fully impair our investment, which wrote down the carrying amount of our investment to zero at December 31, 2013. When evaluating our investment, we assessed subsequent rounds of financing, the entity's current financial performance, pertinent risk factors, performance ratios and industry analyst forecasts. The $15.1 million impairment charge was recorded in fourth quarter 2013.
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
Existing accounting guidance provides that the March 29, 2011 convertible note hedge and warrant contracts be treated as derivative instruments for the period during which the initial purchaser's overallotment option was outstanding. Once the overallotment option was exercised on March 30, 2011, the March 29 convertible note hedge and warrant contracts were reclassified to equity, as the settlement terms of the Company's note hedge and warrant contracts both provide for net share settlement. There was no material net change in the value of these convertible note hedges and warrants during the one day they were classified as derivatives and the equity components of these instruments will not be adjusted for subsequent changes in fair value.
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
The following table reflects the carrying value of the Company's convertible debt as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(19,008)	(21,187)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$210,992	$208,813
The following table presents the amount of interest cost recognized for the three months ended March 31, 2014 and March 31, 2013 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Contractual coupon interest	$1,438	$1,438
Accretion of debt discount	2,179	2,033
Amortization of financing costs	326	326
Total	$3,943	$3,797

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
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless.  For the three months ended March 31, 2014 and 2013, we have allocated approximately $0.7 million and $0.6 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
The assets and liabilities of Convida Wireless that are contained within our Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

ASSETS	MARCH 31, 2014	DECEMBER 31, 2013
Cash	$9,258	$8,905
Patents, Net	197	151

LIABILITIES
Accounts Payable and Other Accrued Expenses	$173	$95

Signal Trust for Wireless Innovation

On October 17, 2013, we announced the establishment of the Signal Trust for Wireless Innovation, which will seek to monetize a large InterDigital patent portfolio related to cellular infrastructure.
The more than 500 patents and patent applications transferred to the Signal Trust focus primarily on 3G and LTE technologies, and were developed by InterDigital's engineers and researchers over more than a decade, with a number of the innovations contributed to the worldwide standards process.
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
The Signal Trust is a variable interest entity. Based on the terms of the Trust Agreement, we have determined that we are the primary beneficiary for accounting purposes and must consolidate the Signal Trust. The impact of the consolidation of the Signal Trust on our financial statements was immaterial as of December 31, 2013 and March 31, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2013 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Patent Licensing
Current patent licensing royalties of $53.4 million in first quarter 2014 decreased $4.5 million, or 8%, over fourth quarter 2013. This sequential decrease was primarily driven by decreased shipments from several licensees with concentrations in the smartphone market.
Technology Solutions
Technology solutions revenue of $3.6 million in first quarter 2014 decreased $1.8 million, or 34%, over fourth quarter 2013. This sequential decrease was primarily related to $1.7 million of past technology solutions revenue recognized in fourth quarter 2013 that did not recur in first quarter 2014.
Fujitsu Patent License Agreement
In April 2014, the company entered into a worldwide, non-exclusive, royalty bearing patent license agreement with Fujitsu Limited ("Fujitsu"). The agreement covers the sale of Fujitsu's 2G, 3G and 4G terminal unit and infrastructure equipment products, including LTE and LTE-Advanced products. We are currently evaluating the accounting for this agreement.
Intellectual Property Enforcement
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:
Samsung, Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe certain of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. On January 16, 2014, the Administrative Law Judge ("ALJ") overseeing the proceeding granted a joint motion by InterDigital and Huawei to terminate the investigation as to Huawei, and on February 12, 2014, the USITC determined not to review the initial determination terminating the investigation as to Huawei. Certain of the asserted patents have been asserted against Nokia and ZTE in earlier pending USITC proceedings (including the Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. The hearing in the investigation was held from February 10 to February 20, 2014. On April 18, 2014, the ALJ issued an initial determination extending the target date for completion of the investigation by one month to October 10, 2014, thereby moving the due date for the ALJ's final initial determination to June 13, 2014.

On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of the recently issued '244 patent. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the '244 patent. On December 30, 2013, the Delaware District Court granted the stipulation of dismissal filed by InterDigital and Huawei, terminating the Huawei district court action. The Delaware District Court has set separate trial dates for the cases against each of the three remaining defendants, with Nokia scheduled for September 2014, ZTE scheduled for October 2014 and Samsung scheduled for June 2015. In the Nokia and ZTE cases, issues relating to damages, FRAND-related affirmative defenses and FRAND-related counterclaims have been bifurcated.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. filed a complaint with the USITC against Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the "337-TA-800 Respondents"), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G wireless devices (including WCDMA- and cdma2000-capable mobile phones, USB sticks, mobile hotspots and tablets and components of such devices) that infringe certain of InterDigital's U.S. patents. The action also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States any infringing 3G wireless devices (and components) that are imported by or on behalf of the 337-TA-800 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States.
The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review. On December 20, 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. In January 2014, the court granted motions filed by the Nokia and ZTE Respondents for leave to intervene in the appeal.
Nokia 2007 USITC Proceeding (337-TA-613) and Related Delaware District Court Proceeding
On August 1, 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in this proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On February 12, 2014, the Commission issued a notice, order and opinion remanding the investigation to an ALJ. The ALJ has set August 28, 2015 as the target date for completion of the investigation, and has scheduled the hearing in the matter for January 26-30, 2015.
Comparability of Financial Results
When comparing first quarter 2014 financial results against other periods, the following items should be taken into consideration:

•	Our first quarter 2014 revenue includes:

◦	$0.9 million of past sales related to revenue recognized for royalties on underreported sales in previous periods from several licensees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2013 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2013 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.
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
Cash, cash equivalents and short-term investments
At March 31, 2014 and December 31, 2013, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2014	December 31, 2013	Increase / (Decrease)
Cash and cash equivalents	$391,453	$497,714	$(106,261)
Short-term investments	293,140	200,737	92,403
Total Cash and cash equivalents and short-term investments	$684,593	$698,451	$(13,858)
The decrease in cash, cash equivalents and short-term investments was primarily attributable to $2.9 million of cash used in operating activities, as well as $9.1 million in capital investments.
Cash flows from operations
We used or generated the following cash flows from our operating activities in first quarter 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Increase / (Decrease)
Net cash (used in) provided by operating activities	$(2,859)	$76,238	$(79,097)

Cash used in operations during first quarter 2014 included cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents and share-based compensation) of $46.4 million, cash payments for short-term incentive compensation of $11.0 million, and cash payments for foreign source withholding taxes of $9.2 million. These items were partially offset by cash receipts of $71.6 million from patent license and technology solutions agreements. We received $51.9 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers, and $14.8 million of fixed-fee payments. Cash receipts from our technology solutions agreements totaled $4.9 million, primarily related to royalties and other license fees associated with our SlimChip modem core.

The positive operating cash flow during first quarter 2013 was derived principally from cash receipts of $151.8 million from patent license and technology solutions agreements. We received $129.3 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers and $17.9 million of fixed-fee payments. Cash receipts from our technology solutions agreements totaled $4.6 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash cost of patent sales and non-cash compensation) of $46.6 million, cash payments for short-term and long-term incentive compensation of $17.3 million, cash payments for foreign source withholding taxes of $1.8 million and other changes in working capital.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2014 and December 31, 2013 (in thousands) as follows:

	March 31, 2014	December 31, 2013	Increase / (Decrease)
Current assets	$815,446	$857,514	$(42,068)
Less: current liabilities	105,846	126,438	(20,592)
Working capital	709,600	731,076	(21,476)
Subtract:
Cash and cash equivalents	391,453	497,714	(106,261)
Short-term investments	293,140	200,737	92,403
Add:
Current deferred revenue	58,538	60,176	(1,638)
Adjusted working capital	$83,545	$92,801	$(9,256)

The $9.3 million net decrease in adjusted working capital is primarily attributable to a net decrease in accounts receivable of $23.8 million due to cash receipts from patent license and technology solutions agreements. This decrease was partially offset by net decreases in accounts payable of $14.8 million.
Cash flows from investing and financing activities
We used net cash in investing activities of $102.1 million in first quarter 2014 and $57.7 million in first quarter 2013. We purchased $93.0 million and $39.4 million of short-term marketable securities, net of sales, in first quarter 2014 and 2013, respectively. This increase in net purchases in first quarter 2014 was driven by our first quarter 2014 cash receipts and lower cash needs in the quarter. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $7.9 million in first quarter 2014 from $17.4 million in first quarter 2013, primarily due to a patent acquisition in first quarter 2013.
Net cash used by financing activities for first quarter 2014 was $1.3 million, a $1.6 million decrease from first quarter 2013. This decrease primarily resulted from the timing of $4.0 million of dividend payments. This decrease was partially offset by proceeds from noncontrolling interest of $1.3 million and tax benefits from share-based compensation of $1.1 million.
Other
Our combined short-term and long-term deferred revenue balance at March 31, 2014 was approximately $291.9 million, a decrease of $12.1 million from December 31, 2013. We have no material obligations associated with such deferred revenue. The decrease was due to a gross increase in deferred revenue of $14.5 million associated with fixed-fee agreement payments, which was partially offset by $26.6 million of deferred revenue recognized. The deferred revenue recognized was comprised of $16.9 million of amortized fixed-fee royalty payments and $9.7 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the March 31, 2014 deferred revenue balance of $291.9 million by $58.5 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
First Quarter 2014 Compared to First Quarter 2013

Revenues
The following table compares first quarter 2014 revenues to first quarter 2013 revenues (in millions):

	For the Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
Per-unit royalty revenue	$36.5	$29.3	$7.2	25%
Fixed-fee amortized royalty revenue	16.9	16.9	—	—%
Current patent royalties	53.4	46.2	7.2	16%
Past sales	0.9	0.7	0.2	29%
Total patent licensing royalties	54.3	46.9	7.4	16%
Technology solutions revenue	3.6	0.5	3.1	620%
Total revenue	$57.9	$47.4	$10.5	22%

The $10.5 million increase in total revenue was primarily attributable to the $7.2 million increase in current patent royalties, as well as a $3.1 million increase in technology solutions revenue. The current patent royalties increase was primarily attributable to increased shipments by, and the coverage of additional products under our agreement with, Pegatron. Technology solutions revenue increased by $3.1 million primarily due to the inclusion of royalties on certain products upon the resolution of the Intel arbitration.
In first quarter 2014 and first quarter 2013, 48% and 65% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In first quarter 2014 and first quarter 2013, the following companies accounted for 10% or more of our total revenues:

	For the Three Months Ended March 31,
	2014	2013
Pegatron Corporation	31%	< 10%
Sony Corporation of America	17%	21%
HTC Corporation	<10%	20%
BlackBerry Limited	<10%	14%
Sharp Corporation	<10%	10%

Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2014 and first quarter 2013 by category (in millions):

	For the Three Months Ended March 31,
	2014	2013	Increase/ (Decrease)
Patent administration and licensing	$33.3	$36.9	$(3.6)	(10)%
Development	15.4	16.1	(0.7)	(4)%
Selling, general and administrative	9.2	7.8	1.4	18%
Repositioning	—	1.5	(1.5)	(100)%
Total operating expenses	$57.9	$62.3	$(4.4)	(7)%
Operating expenses decreased 7% to $57.9 million in first quarter 2014 from $62.3 million in first quarter 2013. Not including the $1.5 million in repositioning charges in first quarter 2013, operating expenses would have decreased 5%. The $4.4 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in millions):

Increase/ (Decrease)
Intellectual property enforcement and non-patent litigation	$(3.8)
Patent maintenance and patent evaluation	(1.2)
Personnel-related costs	(0.4)
Other	0.4
Long-term compensation	0.7
Depreciation and amortization	1.4
Total decrease in operating expenses not including repositioning charges	(2.9)
Repositioning	(1.5)
Total decrease in operating expenses	$(4.4)

The $3.8 million decrease in intellectual property enforcement and non-patent litigation primarily related to costs associated with the USITC actions and licensee arbitrations. The $1.2 million decrease in patent maintenance and patent evaluation costs was primarily related to decreased due diligence costs associated with both patent acquisition and patent sale opportunities. The $0.4 million decrease in personnel-related costs was primarily due to lower costs related to hiring. The $0.7 million increase in long-term compensation was primarily due to changes in the accrual rates for our incentive compensation plans, primarily as a result of the positive impact of the recently resolved arbitrations on the company's financial results. Patent amortization increased $1.4 million primarily due to patent acquisitions in recent years.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in costs associated with the USITC actions and a decrease in consulting services. These decreases were partially offset by increases in patent amortization due to patent acquisitions in recent years.
Development Expense: The decrease in development expense was primarily attributable to a decrease in consulting services due to lower levels of outsourced resources used for development projects.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to procurement costs associated with, and costs to support, third party development initiatives.
Other Income (Expense)
The following table compares first quarter 2014 other (expense) income to first quarter 2013 other (expense) income (in millions):

	For the Three Months Ended March 31,
	2014	2013	Change
Interest expense	$(4.0)	$(3.8)	$(0.2)	5%
Other	(0.2)	$(6.4)	6.2	(97)%
Interest and investment income	0.2	$0.7	(0.5)	(71)%
	$(4.0)	$(9.5)	$5.5	(58)%
In first quarter 2014, other expense was $4.0 million as compared to other expense of $9.5 million in first quarter 2013. The change between periods primarily resulted from the $6.7 million investment impairment recognized during first quarter 2013. This was partially offset by lower returns on our investment balances during first quarter 2014 as compared to first quarter 2013.
Income tax provision
In first quarter 2014, our effective tax rate was approximately 36.2% as compared to 47.4% during first quarter 2013, based on the statutory federal tax rate net of discrete federal and foreign taxes. The decrease in the effective tax rate resulted from the impact of lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our March 31, 2014 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans and beliefs with respect to, our various litigation, arbitration and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months; and

•	Our expectation that we will not incur any additional charges related to the VERP.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2013 Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2013 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Samsung, Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 by InterDigital's wholly-owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively, "Samsung"), Nokia Corporation and Nokia Inc. (collectively, “Nokia”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung and Nokia, the “337-TA-868 Respondents”) previously disclosed in the 2013 Form 10-K. On February 24, 2014, the Commission determined not to review the ALJ's initial determination granting Samsung's motion for partial summary determination that Samsung does not infringe U.S. Patent No. 7,502,406, making it a determination of the Commission. On March 5, 2014, the Commission denied InterDigital's petition for review of the initial determination terminating the 337-TA-868 investigation as to the ’830 and ’636 Patents. On April 14, 2014, InterDigital filed with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) petitions for review of each of these Commission determinations and of the Commission's January 2014 determination terminating the 337-TA-868 investigation as to the ’970 Patent.

From February 10 to February 20, 2014, ALJ Essex presided over the evidentiary hearing in this USITC investigation. The patents in issue in this investigation as of the hearing were the '966 and '847 patents asserted against ZTE and Samsung, and the '151 patent asserted against ZTE, Samsung and Nokia. On March 7, 2014, InterDigital and the 337-TA-868 Respondents filed opening post-hearing briefs. On March 21, 2014, InterDigital and Respondents filed reply post-hearing briefs. On April 18, 2014, the ALJ issued an initial determination extending the target date for completion of the investigation by one month to October 10, 2014, thereby moving the due date for the ALJ's final initial determination to June 13, 2014. The ALJ's initial determination is subject to review by the full Commission, and the Commission must determine no later than May 20, 2014 whether it will review the ALJ's extension. If it does not, the ALJ's initial determination will become a determination of the Commission.

On March 12, 2014, the Delaware District Court judge held a claim construction hearing in the related Delaware Nokia and ZTE proceedings. The court issued a claim construction opinion on April 22, 2014. As to the ’966 and ’847 patents asserted in the ZTE case (which patents are also in issue in the 337-TA-868 USITC investigation and the related Samsung Delaware action, as well as in the 337-TA-613 USITC investigation and the related stayed Delaware action, and are also related to the ’830 and ’636 patents in issue in the 337-TA-800 USITC investigation and in the appeal of that investigation before the Federal Circuit as well as the related stayed Delaware action), the court adopted InterDigital’s proposed constructions for the three claim terms construed by the court. As to the ’151 patent asserted in both the Nokia and ZTE cases (which patent is also in issue in the 337-TA-868 USITC investigation and the Samsung Delaware action) and the ’244 patent asserted in both the Nokia and ZTE cases (which patent is also in issue in the related Samsung Delaware action, and which is related to the ’970 patent asserted in each of the 337-TA-800 and 337-TA-868 USITC investigations and in appeals of those investigations before the Federal Circuit), the court adopted certain constructions proposed by InterDigital, certain constructions proposed by Nokia and/or ZTE, and arrived at certain other constructions based on its own analysis. The court also ordered the parties to confer regarding which terms remain in dispute in light of the court’s opinion. The court’s claim constructions, which are not final and may be altered prior to the trials against ZTE and Nokia, may be considered and given weight by the USITC and its ALJs, as well as other courts, at their discretion. The court also found claim 16 of the asserted ’151 patent to be invalid as indefinite. InterDigital can appeal the court’s indefiniteness ruling as to claim 16 upon issuance of judgment by the court.

Huawei Arbitration

On December 23, 2013, InterDigital and Huawei agreed to engage in an expedited binding arbitration to resolve their licensing disputes. Pursuant to their agreement, on April 9, 2014, InterDigital and Huawei initiated an arbitration with the International Court of Arbitration of the International Chamber of Commerce (ICC) jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. This arbitration is expected to be completed by early 2015.

Huawei Complaint to the European Commission

Reference is made to the May 2012 Huawei complaint to the European Commission previously disclosed in the 2013 Form 10-K. In February 2014, a spokesman for the European Commission publicly confirmed that proceedings had not been initiated and that the case had been closed, and in March 2014, the European Commission also confirmed to InterDigital that the case has been closed.

Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China previously disclosed in the 2013 Form 10-K.  On April 14, 2014, InterDigital filed a petition for retrial of the second proceeding (the FRAND case) with the Chinese Supreme People’s Court (“SPC”), seeking dismissal of the judgment or at least a higher, market-based royalty rate for a license to InterDigital’s Chinese standards-essential patents (“SEPs”).  The petition for retrial argues, for example, that (1) the lower court improperly determined a Chinese FRAND running royalty rate by using as a benchmark the Apple lump sum fixed payment license agreement, and looking in hindsight at the unexpectedly successful sales of Apple iPhones to construct an artificial running royalty rate that neither InterDigital nor Apple could have intended and that would have varied significantly depending on the relative success or failure in hindsight of Apple iPhone sales; (2) the Apple license agreement was also an inappropriate benchmark because its scope of product coverage was significantly limited as compared to the license that the court was considering for Huawei, particularly when there are other more comparable license agreements; and (3) if the appropriate benchmarks had been used, and the court had considered the range of royalties offered by other similarly situated SEP holders in the wireless telecommunications industry, the court would have determined a FRAND royalty that was substantially higher than 0.019%, and would have found, consistent with findings of the ALJ’s initial determination in the USITC 337-TA-800 proceeding, that there was no proof that InterDigital’s offers to Huawei violated its FRAND commitments.  Although there is no set date by which the SPC must act in response to the petition, a decision regarding whether the petition will be accepted is not expected to issue until May 2014 or later.

Investigation by National Development and Reform Commission of China

Reference is made to the investigation by China's National Development and Reform Commission ("NDRC") previously disclosed in the 2013 Form 10-K. InterDigital continues to cooperate with NDRC’s investigation. On March 3, 2014, the Company submitted to NDRC, pursuant to a procedure set out in China’s Anti-Monopoly Law, a formal application for suspension of the investigation that included proposed commitments by the Company.

Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 by InterDigital's wholly-owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. (collectively, the “Company,” “InterDigital,” “we,” or “our” for the purposes of the discussion of this matter) against Nokia Corporation and Nokia Inc. (collectively, “Nokia”) and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Nokia, “Respondents”) previously disclosed in the 2013 Form 10-K. On March 13, 2014, the Federal Circuit denied Samsung’s motion to intervene in InterDigital's Federal Circuit appeal without prejudice to Samsung’s moving for leave to file a brief as an amicus curiae. On April 7, 2014, InterDigital filed its opening appellate brief. On April 21, 2014, the Supreme Court granted LG’s petition for a writ of certiorari seeking reversal of the Federal Circuit's 2013 decision reversing the termination of the 337-TA-800 investigation as to LG. The Supreme Court vacated the underlying Federal Circuit decision and remanded the case to the Federal Circuit with instructions to dismiss the case as moot (in light of InterDigital’s January 2014 decision to terminate the 337-TA-800 investigation as to LG).
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2013 Form 10-K. On February 24, 2014, Nokia filed a motion for reconsideration of portions the Commission’s February 12, 2014 order, arguing that the Commission’s remand of claims 6, 9, and 11 of U.S. Patent No. 7,286,847 (the "'847 patent") was in error and seeking reconsideration of the Commission’s determination that Nokia waived certain non-infringement arguments. On March 4, 2014, InterDigital opposed Nokia’s motion as it related to the Commission’s determination of waiver of certain non-infringement arguments, but did not oppose the motion as it related to claims 6, 9, and 11 of the ‘847 patent. On March 24, 2014, the Commission issued a revised order and opinion dropping claims 6, 9, and 11 of the ‘847 patent from the remanded investigation and noting that Nokia’s petition for reconsideration was otherwise denied. On April 22, 2014, Nokia filed in the Federal Circuit a petition for a writ of mandamus to the USITC, requesting the court to order the Commission to address in the remand investigation the non-infringement arguments that the Commission determined Nokia has waived. Under applicable procedural rules, the Commission and InterDigital may respond to Nokia’s petition only if the Federal Circuit requests such a response. To date, the court has not requested a response by any party and the petition remains pending.

On March 5, 2014, the ALJ issued an order establishing August 28, 2015 as the target date for completion of the investigation, and a separate order setting the hearing in the matter for January 26-30, 2015.

Arbitration with Apple Inc. Regarding Scope of 2007 Patent License Agreement

Reference is made to the arbitration with Apple Inc. regarding the scope of our 2007 patent license agreement previously disclosed in the 2013 Form 10-K. On April 2, 2014, the U.S. District Court for the Northern District of California confirmed the arbitration award and entered judgment in the matter.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these proceedings.

Item 1A. RISK FACTORS.

In addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A of our 2013 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2013 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered shares of our common stock or repurchases of our common stock under the 2012 Repurchase Program during first quarter 2014 or from April 1, 2014 through April 30, 2014.

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

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: May 1, 2014	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: May 1, 2014	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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