Form 10-Q
period 2014-06-30
InterDigital, Inc.
filed 2014-08-07
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	39,825,464
Title of Class	Outstanding at August 5, 2014

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2014	DECEMBER 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$383,046	$497,714
Short-term investments	289,856	200,737
Accounts receivable, less allowances of $1,750	346,335	92,830
Deferred tax assets	54,677	26,197
Prepaid and other current assets	43,177	40,036
Total current assets	1,117,091	857,514
PROPERTY AND EQUIPMENT, NET	9,369	9,535
PATENTS, NET	271,657	206,371
DEFERRED TAX ASSETS	23,045	36,626
OTHER NON-CURRENT ASSETS	2,167	3,137
	306,238	255,669
TOTAL ASSETS	$1,423,329	$1,113,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,452	$24,504
Accrued compensation and related expenses	18,797	15,403
Deferred revenue	127,466	60,176
Taxes payable	44,546	7,056
Dividends payable	8,033	4,031
Other accrued expenses	14,129	15,268
Total current liabilities	245,423	126,438
LONG-TERM DEBT	213,247	208,813
LONG-TERM DEFERRED REVENUE	363,347	243,864
OTHER LONG-TERM LIABILITIES	988	248
TOTAL LIABILITIES	823,005	579,363
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,793 and 69,614 shares issued and 40,287 and 40,228 shares outstanding	698	696
Additional paid-in capital	607,231	598,325
Retained earnings	745,320	680,718
Accumulated other comprehensive income	368	(14)
	1,353,617	1,279,725
Treasury stock, 29,506 and 29,326 shares of common held at cost	759,530	751,075
Total InterDigital, Inc. shareholders’ equity	594,087	528,650
Noncontrolling interest	6,237	5,170
Total equity	600,324	533,820
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,423,329	$1,113,183

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
REVENUES:
Patent licensing royalties	$192,088	$67,210	$246,362	$114,121
Technology solutions	2,146	482	5,716	934
	$194,234	$67,692	$252,078	$115,055

OPERATING EXPENSES:
Patent administration and licensing	30,869	33,164	64,167	70,039
Development	22,908	13,477	38,343	29,623
Selling, general and administrative	12,085	8,359	21,237	16,201
Repositioning	—	—	—	1,544
	65,862	55,000	123,747	117,407

Income (loss) from operations	128,372	12,692	128,331	(2,352)

OTHER (EXPENSE) INCOME	(3,602)	2,899	(7,566)	(6,581)
Income (loss) before income taxes	124,770	15,591	120,765	(8,933)
INCOME TAX (PROVISION) BENEFIT	(46,658)	(6,985)	(45,208)	4,636
NET INCOME (LOSS)	$78,112	$8,606	$75,557	$(4,297)
Net (loss) income attributable to noncontrolling interest	(789)	(632)	(1,483)	(1,266)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERDIGITAL, INC.	$78,901	$9,238	$77,040	$(3,031)
NET INCOME (LOSS) PER COMMON SHARE — BASIC	$1.95	$0.22	$1.90	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,443	41,161	40,444	41,150
NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$1.93	$0.22	$1.90	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	40,822	41,456	40,643	41,150
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.10	$0.30	$0.20

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net income (loss)	$78,112	$8,606	$75,557	$(4,297)
Unrealized gain investments, net of tax	770	93	382	248
Comprehensive income (loss)	$78,882	$8,699	$75,939	$(4,049)
Comprehensive loss attributable to noncontrolling interest	(789)	(632)	(1,483)	(1,266)
Total comprehensive income (loss) attributable to InterDigital, Inc.	$79,671	$9,331	$77,422	$(2,783)

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,557	$(4,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,372	16,212
Amortization of deferred financing fees and accretion of debt discount	5,085	4,790
Deferred revenue recognized	(74,336)	(52,523)
Increase in deferred revenue	256,859	166,353
Deferred income taxes	(14,899)	(5,622)
Share-based compensation	9,721	7,791
Impairment of long-term investment	—	6,669
Other	288	57
Decrease (increase) in assets:
Receivables	(268,505)	109,265
Deferred charges and other assets	(3,191)	(619)
(Decrease) increase in liabilities:
Accounts payable	(12,443)	1,915
Accrued compensation and other expenses	283	(27,783)
Accrued taxes payable and other tax contingencies	37,490	(2,458)
Net cash provided by operating activities	30,281	219,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(263,395)	(213,432)
Sales of short-term investments	174,742	129,925
Purchases of property and equipment	(1,466)	(1,180)
Capitalized patent costs	(17,112)	(14,735)
Acquisition of patents	(25,275)	(13,013)
Purchases of long-term investments	—	(445)
Net cash used in investing activities	(132,506)	(112,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	2,550	5,101
Net proceeds from exercise of stock options	353	641
Dividends paid	(8,088)	(4,115)
Tax benefit from share-based compensation	1,196	683
Repurchase of common stock	(8,454)	—
Net cash (used in) provided by financing activities	(12,443)	2,310
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(114,668)	109,180
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	497,714	349,843
CASH AND CASH EQUIVALENTS, END OF PERIOD	$383,046	$459,023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	2,875	2,875
Income taxes paid, including foreign withholding taxes	22,823	3,084
Non-cash investing and financing activities:
Dividend payable	8,033	4,118
Accrued capitalized patent costs and acquisition of patents	21,034	1,600
Non-cash acquisition of patents	19,250	—
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)
1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2014, and the results of our operations for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months June 30, 2014 and 2013. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

2. REPOSITIONING:
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in first quarter 2013. These charges were included within the repositioning line of our Condensed Consolidated Statements of Operations. The majority of the charges represent cash obligations associated with severance. During fourth quarter 2012 and full year 2013, cash payments of $1.4 million and $12.6 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2013 and June 30, 2014, our repositioning accrual was zero. There were no additional charges or cash payments related to the VERP in 2014 and we do not expect to incur any additional charges related to the VERP.
3. SIGNIFICANT AGREEMENTS:
During second quarter 2014, we entered into a patent license agreement with Samsung Electronics Co., Ltd. ("Samsung"). The multi-year agreement also resolved all pending litigation between the companies. The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The agreement provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017 but has the potential to provide a license to Samsung for a total of ten years, including 2013. For the period through the earlier of any exercise or expiration of Samsung’s termination right, we expect to recognize revenue associated with this agreement on a straight-line basis. The amount of revenue we will recognize after 2017 will depend on, among other things, whether or not Samsung elects to terminate certain rights and obligations under the license and amounts payable in 2017 and thereafter. During second quarter 2014, we recognized $103.5 million of revenue, including $86.2 million of past patent royalties and $17.3 million of recurring fixed-fee royalties associated with this agreement. Additionally, as of June 30, 2014, we included $270.0 million within our Accounts Receivable balance, $200.0 million of which we collected after the balance sheet date and the remaining $70.0 million of which remains due within twelve months of the balance sheet date. Consistent with our accounting policy, we have not recorded in accounts receivable any amounts due more than twelve months from the balance sheet date.
Additionally, during second quarter 2014, the company’s patent-holding subsidiaries entered into patent license agreements with two additional licensees. Both of these agreements cover infrastructure equipment and one of the agreements also covers terminal units. We have recognized past sales from each agreement in second quarter 2014 and will recognize future revenue from these agreements on a straight-line basis over their respective expected terms, beginning with second quarter 2014. These two agreements contributed $37.5 million of revenue in the quarter, including $5.3 million of recurring revenue and $32.2 million of past sales. A portion of the consideration received under these agreements was in the form of patents. Refer to Note 8, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
Each of the three patent license agreements signed during second quarter 2014, as discussed above, is a multiple-element arrangement for accounting purposes. Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our 2013 Form 10-K, for each agreement, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
4. INCOME TAXES:
In first half 2014, our effective tax rate was approximately 37.4% as compared to 51.9% during first half 2013, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in the effective tax rate resulted from the impact of lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
During first half 2014 and 2013, we paid approximately $14.1 million and $2.6 million, respectively, of foreign source withholding tax. In 2013, we accrued approximately $5.7 million of the first half 2014 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. Additionally, as of June 30, 2014, included within our taxes payable and deferred tax asset balances is $44.6 million of foreign source withholding tax and the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. This balance is related to a receivable from a foreign licensee.
During second quarter 2014, the Company settled an outstanding audit and, in connection with this settlement, paid $2.5 million in taxes and related interest.
5. NET INCOME PER SHARE:
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

	For the Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$78,901	$78,901	$9,238	$9,238
Denominator:
Weighted-average shares outstanding: Basic	40,443	40,443	41,161	41,161
Dilutive effect of stock options, RSUs, convertible securities, and warrants		379		295
Weighted-average shares outstanding: Diluted		40,822		41,456
Earnings Per Share:
Net income: Basic	$1.95	$1.95	$0.22	$0.22
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.02)		—
Net income: Diluted		$1.93		$0.22

	For the Six Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) applicable to common shareholders	$77,040	$77,040	$(3,031)	$(3,031)
Denominator:
Weighted-average shares outstanding: Basic	40,444	40,444	41,150	41,150
Dilutive effect of stock options, RSUs, convertible securities, and warrants		199		—
Weighted-average shares outstanding: Diluted		40,643		41,150
Earnings Per Share:
Net income (loss): Basic	$1.90	$1.90	$(0.07)	$(0.07)
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		—
Net income (loss): Diluted		$1.90		$(0.07)
For the three months ended June 30, 2014 and June 30, 2013 and the six months ended June 30, 2014 and June 30, 2013, options to purchase 0.2 million, less than 0.1 million, 0.2 million and 0.1 million shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For the three and six months ended June 30, 2014 and June 30, 2013, 4.0 million shares of common stock issuable under convertible securities and 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

6. LITIGATION AND LEGAL PROCEEDINGS:
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
On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination (“ID”) to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the Commission’s final determination were set for May 12, 2014 and September 10, 2014, respectively. The trial dates were unchanged, and the trial commenced on February 10, 2014 and ended on February 20, 2014. On April 18, 2014, the ALJ issued an initial determination extending the target date for completion of the investigation by approximately one month to October 14, 2014, thereby moving the due date for the ALJ's final initial determination to June 13, 2014. On May 16, 2014, the Commission determined not to review the ALJ's initial determination extending the target date.
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
On December 6, 2013, Samsung moved for partial summary determination that certain of the asserted claims of U.S. Patent Nos. 7,190,966 (“the ’966 patent”), 7,286,847 (“the ’847 patent”), and 7,706, 830 (“the ’830 patent”) are invalid for lack of sufficient written description. ZTE and Huawei joined Samsung’s motion on December 12, 2013. InterDigital opposed Samsung’s motion on December 18, 2013. On January 30, 2014, the ALJ denied the motion.
On December 12, 2013, Samsung moved for partial summary determination that, in view of the Commission’s claim construction and determination in the 337-TA-800 investigation, it does not infringe the asserted claims of U.S. Patent No. 8,009,636 (the “’636 patent”), and the ’830, ’966, and ’847 patents. Huawei and ZTE joined Samsung’s motion on December 12, 2013 and December 13, 2013, respectively. InterDigital opposed Samsung’s motion on January 2, 2014. On February 5, 2014, the ALJ granted in part and denied in part the motion. Specifically, the ALJ granted the motion with respect to the ’830 and ’636 patents, and denied the motion with respect to the ’966 and ’847 patents. On February 14, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’830 and ’636 Patents. On March 5, 2014, the Commission denied this petition. On April 14, 2014, InterDigital filed a petition for review of the Commission’s determination with the Federal Circuit.
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

On April 24, 2014, the Samsung Respondents filed an unopposed motion to intervene in the appeal filed with the Federal Circuit by InterDigital on April 14, 2014. The Federal Circuit granted Samsung’s unopposed motion on May 1, 2014. On May 13, 2014, InterDigital, the USITC and Samsung filed a joint motion to stay the appeal filed by InterDigital on April 14, 2014, pending resolution of the appeal of the 337-TA- 800 investigation, discussed below. The court granted the parties’ joint motion on May 30, 2014.
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
On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014. On July 9, 2014, in view of the USITC’s termination of the 337-TA-868 investigation as to Samsung on the basis of settlement, InterDigital and Samsung jointly moved to dismiss the appeal of the 337-TA-868 investigation filed by InterDigital on April 14, 2014. The Federal Circuit granted the motion to dismiss the appeal on July 11, 2014.
On June 13, 2014, the ALJ issued an Initial Determination (“ID”) in the 337-TA-868 investigation. In the ID, the ALJ found that no violation of Section 337 has occurred in connection with the importation of 3G/4G devices by ZTE or Nokia, on the basis that the accused devices do not infringe asserted claims 1-6, 8-9, 16-21 or 23-24 of the ’151 patent, claims 1, 3, 6, 8, 9, or 11 of the ’966 patent, or claims 3 or 5 of the ’847 patent. The ALJ also found that claim 16 of the ’151 patent was invalid as indefinite.
In concluding that the accused devices do not infringe the asserted claims in the ’966 and ’847 “power ramp-up” patents, the ALJ’s decision hinged on the construction of one patent claim term (“successively transmits/transmitted signals”) related to a claim term that InterDigital believes the Commission misconstrued in its decision in the previous 337-TA-800 investigation regarding the same family of patents. As discussed below, InterDigital has appealed that claim construction from the 337-TA-800 investigation to the Federal Circuit. InterDigital believes it has a strong appeal based on a favorable prior ruling from the Federal Circuit related to this claim term on both the ’966 and ’847 patents, a favorable decision from the U.S. District Court for the District of Delaware involving this claim term in these same patents, and the Commission’s own decision in connection with the remand proceeding in the 337-TA-613 investigation, discussed below, dealing with these patents.
The ALJ also determined that, except for claim 16 of the ’151 patent, none of the asserted patents were invalid. The ALJ further determined that InterDigital did not violate any FRAND obligations, a conclusion also reached by the ALJ in the 337-TA-800 investigation, and that Respondents have engaged in patent “hold out.” Additionally, the ID recognized that both InterDigital’s licensing and research and development programs satisfy the “economic prong” of the Section 337 domestic industry requirement, confirming numerous prior rulings by the Commission in InterDigital USITC investigations as well as by the Federal Circuit in affirming the Commission’s domestic industry conclusions in the 337-TA-613 investigation. The ALJ found, however, that InterDigital did not establish the “technical prong” of the domestic industry requirement for the same reasons he concluded there was no infringement by the accused products. Finally, the ALJ recommended that, should the Commission find a violation of section 337, it should issue a cease and desist order against Nokia and an exclusion order directed to infringing products. The ALJ recommended, however, that the effective date of any exclusion order should be delayed by six months.
On June 30, 2014, InterDigital filed a Petition for Review with the USITC seeking review and reversal of the ALJ’s conclusion that claim 16 of the ‘151 patent is invalid; that none of the asserted patents are infringed; that InterDigital did not establish the “technical prong” of the domestic industry requirement; and that the effective date of any exclusion order should be delayed by six months. On the same day, Respondents filed a Conditional Petition for Review urging alternative grounds for affirmance of the ID’s finding that Section 337 was not violated and a Conditional Petition for Review with respect to FRAND issues. On July 8, 2014, oppositions to the petitions were field. By USITC rule, the Commission will determine whether to review the ID on or before August 14, 2014. The target date for completion of the investigation is October 14, 2014.
On May 20, 2014, Nokia Corp. and Microsoft Mobile Oy (“MMO”) moved to substitute MMO for Nokia Corp. as a respondent in the investigation. On May 30, 2014, InterDigital responded in support of the motion as to the addition of MMO to the investigation but opposed the motion to the extent it sought termination of the investigation as to Nokia Corp. Nokia Corp. and MMO sought leave to reply in further support of their motion on June 3, 2014, which InterDigital opposed on June 5, 2014. By initial determination dated June 13, 2014, the ALJ granted the motion as to the addition of MMO as a respondent in the investigation but denied the motion as it related to termination of the investigation as to Nokia Corp. On June 23, 2014, Nokia Corp. and MMO petitioned the Commission for review of the initial determination to the extent it added MMO to the investigation but did not substitute MMO for Nokia Corp., which InterDigital opposed on June 30, 2014. On July 14, 2014, the Commission determined not to review this initial determination.
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
On August 6, 2013, Huawei, Nokia, and ZTE filed answers and amended counterclaims for breach of contract and for declaratory judgments seeking determination of FRAND terms. The counterclaims also continue to seek declarations of noninfringement, invalidity, and unenforceability. Nokia also continued to assert a counterclaim for a declaration of patent misuse. On August 30, 2013, InterDigital filed a motion to dismiss the declaratory judgment counterclaims relating to the request for determination of FRAND terms. On September 30, 2013, Huawei, Nokia, and ZTE filed their oppositions to this motion to dismiss. On October 17, 2013, InterDigital filed its reply. The motion was heard on November 26, 2013. On May 28, 2014, the court granted InterDigital’s motion and dismissed defendants’ FRAND-related declaratory judgment counterclaims, ruling that such declaratory judgments would serve no useful purpose.
On December 30, 2013, InterDigital and Huawei filed a stipulation of dismissal on account of the confidential settlement agreement and agreement to arbitrate their disputes in this action. On the same day, the Delaware District Court granted the stipulation of dismissal.
On February 11, 2014, the Delaware District Court judge granted an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and any FRAND-related counterclaims. There is currently no schedule in place regarding these issues.
On March 12, 2014, the Delaware District Court judge held a claim construction hearing in the Nokia and ZTE cases. The court issued a claim construction opinion on April 22, 2014. As to the ’966 and ’847 patents asserted in the ZTE case (which patents are also in issue in the 337-TA-868 investigation and the related Samsung Delaware action, as well as in the 337-TA-613 investigation and the related stayed Delaware action, and are also related to the ’830 and ’636 patents in issue in the 337-TA-800 investigation and in the appeal of that investigation before the Federal Circuit as well as the related stayed Delaware action), the court adopted InterDigital’s proposed constructions for the three claim terms construed by the court. As to the ’151 patent asserted in both the Nokia and ZTE cases (which patent is also in issue in the 337-TA-868 investigation and the Samsung Delaware action) and the ’244 patent asserted in both the Nokia and ZTE cases (which patent is also in issue in the related Samsung Delaware action, and which is related to the ’970 patent asserted in each of the 337-TA-800 and 337-TA-868 investigations and in appeals of those investigations before the Federal Circuit), the court adopted certain constructions proposed by InterDigital, certain constructions proposed by Nokia and/or ZTE, and arrived at certain other constructions based on its own analysis. The court also ordered the parties to confer regarding which terms remain in dispute in light of the court’s opinion. The court’s claim constructions, which are not final and may be altered prior to the trials against ZTE and Nokia, may be considered and given weight by the USITC and its ALJs, as well as other courts, at their discretion. The court also found claim 16 of the asserted ’151 patent to be invalid as indefinite. InterDigital can appeal the court’s indefiniteness ruling as to claim 16 upon issuance of judgment by the court.
On May 29, 2014, the court issued an order construing the claim term “circuit,” which appears in the ’847 patent, adopting a construction that InterDigital agreed would be acceptable to it and rejecting narrowing limitations proposed by ZTE.

On June 23, 2014, the court held a supplemental claim construction hearing on the term “synchronized to [a/the] pilot signal,” which appears in the ’847 patent. The parties submitted supplemental letter briefs concerning construction of “synchronized to [a/the] pilot signal” on June 27 and 30, 2014. Construction of the term “synchronized to [a/the] pilot signal” remains pending before the court.    On June 10, 2014, InterDigital filed a motion seeking summary judgment (1) that the asserted ’151 patent is not unenforceable by reason of inequitable conduct; (2) that the asserted claims of the ’244 patent are not anticipated or obvious in view of the prior art; and (3) that the asserted claims of the ’966 and ’847 patents are not invalid for lack of enablement or written description. Also on June 10, 2014, Nokia and ZTE filed motions seeking summary judgment (1) that the asserted claims of the ’151 patent are not infringed; (2) that the asserted claims of the ’966 and ’847 patents are not infringed; and (3) that the asserted claims of the ’244 patent are not infringed and are invalid for lack of written description. On June 27, 2014, the parties filed oppositions to the pending motions for summary judgment. On July 10 and 11, 2014, the parties filed replies in further support of their respective motions for summary judgment. All of the forgoing motions remain pending before the Delaware District Court.
On June 3, 2014, InterDigital and Samsung jointly moved to stay the case against Samsung until August 18, 2014, to allow the parties time to fulfill certain contractual obligations under their settlement agreement before they jointly stipulate to dismissal with prejudice of the action. On June 9, 2014, the court granted the parties’ joint motion. On August 5, 2014, the parties filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice.
On July 1, 2014, InterDigital moved under Federal Rule of Civil Procedure 25(c) to join MMO into the case. On July 22, 2014 defendants Nokia and MMO filed a cross-motion seeking to substitute MMO for Nokia Corp. in this case.
On July 3, 2014, Nokia filed a motion to stay this Delaware action in view of the pending appeal of the 337-TA-800 investigation and the ID issued in the 337-TA-868 investigation. On July 8, 2014, InterDigital opposed Nokia’s motion, and on July 9, 2014, Nokia filed a reply in further support of its motion. Following a hearing held on July 10, 2014, the Delaware District Court denied Nokia’s motion to stay the case.
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
On April 14, 2014, InterDigital filed a petition for retrial of the second proceeding with the Chinese Supreme People’s Court (“SPC”), seeking dismissal of the judgment or at least a higher, market-based royalty rate for a license to InterDigital’s Chinese standards-essential patents (“SEPs”).  The petition for retrial argues, for example, that (1) the lower court improperly determined a Chinese FRAND running royalty rate by using as a benchmark the Apple lump sum fixed payment license agreement, and looking in hindsight at the unexpectedly successful sales of Apple iPhones to construct an artificial running royalty rate that neither InterDigital nor Apple could have intended and that would have varied significantly depending on the relative success or failure in hindsight of Apple iPhone sales; (2) the Apple license agreement was also an inappropriate benchmark because its scope of product coverage was significantly limited as compared to the license that the court was considering for Huawei, particularly when there are other more comparable license agreements; and (3) if the appropriate benchmarks had been used, and the court had considered the range of royalties offered by other similarly situated SEP holders in the wireless telecommunications industry, the court would have determined a FRAND royalty that was substantially higher than 0.019%, and would have found, consistent with findings of the ALJ’s initial determination in the USITC 337-TA-800 proceeding, that there was no proof that InterDigital’s offers to Huawei violated its FRAND commitments.  There is no set date by which the SPC must act in response to the petition.
Investigation by National Development and Reform Commission of China
On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law (“AML”) with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the AML may be subject to a cease and desist order, fines and disgorgement of any illegal gains. On March 3, 2014, the Company submitted to NDRC, pursuant to a procedure set out in the AML, a formal application for suspension of the investigation that included proposed commitments by the Company. On May 22, 2014, NDRC formally suspended its investigation of the Company based on the commitments proposed by the Company. The Company’s commitments with respect to the licensing of its patent portfolio for wireless mobile standards to Chinese manufacturers of cellular terminal units ("Chinese Manufacturers") are as follows:

1.
Whenever InterDigital engages with a Chinese Manufacturer to license InterDigital's patent portfolio for 2G, 3G and 4G wireless mobile standards, InterDigital will offer such Chinese Manufacturer the option of taking a worldwide portfolio license of only its standards-essential wireless patents, and comply with F/RAND principles when negotiating and entering into such licensing agreements with Chinese Manufacturers.

2.
As part of its licensing offer, InterDigital will not require that a Chinese Manufacturer agree to a royalty-free, reciprocal cross-license of such Chinese Manufacturer's similarly categorized standards-essential wireless patents.

3.
Prior to commencing any action against a Chinese Manufacturer in which InterDigital may seek exclusionary or injunctive relief for the infringement of any of its wireless standards-essential patents, InterDigital will offer such Chinese Manufacturer the option to enter into expedited binding arbitration under fair and reasonable procedures to resolve the royalty rate and other terms of a worldwide license under InterDigital's wireless standards-essential patents.  If the Chinese Manufacturer accepts InterDigital's binding arbitration offer or otherwise enters into an agreement with InterDigital on a binding arbitration mechanism, InterDigital will, in accordance with the terms of the arbitration agreement and patent license agreement, refrain from seeking exclusionary or injunctive relief against such company.

The commitments contained in item 3 above will expire five years from the effective date of the suspension of the investigation, or May 22, 2019.
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
On December 20, 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. InterDigital’s appeal was docketed on December 23, 2014. On January 17, 2014, the Nokia and ZTE Respondents moved for leave to intervene in the appeal. On January 30, 2014, the court granted these motions. On January 22, 2014, third party Samsung moved for leave to intervene in the appeal. Nokia and ZTE responded to this motion on February 2, 2014. On March 13, 2014, the court denied Samsung’s motion to intervene without prejudice to Samsung’s moving for leave to file a brief as an amicus curiae. On April 7, 2014, InterDigital filed its opening appellate brief. The USITC and intervenors Nokia and ZTE filed responsive briefs on July 1, 2014. InterDigital’s reply brief is due on August 8, 2014.
On July 2, 2014, Nokia Corporation, Nokia Inc., and MMO filed an unopposed motion to substitute MMO for Nokia Corporation as intervenor. The court granted this motion on July 11, 2014.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standard essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standard essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately 3.2 million USD based on the exchange rate as of June 30, 2014), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
The Company has not recorded any accrual at June 30, 2014 for contingent losses associated with this matter, as the matter is still in a preliminary stage.
LG Arbitration and Related Delaware Chancery Court Proceeding
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
On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The final evidentiary hearing is scheduled to take place from February 16-20, 2015.
Also on June 9, 2014, LG filed an action in the Court of Chancery of the State of Delaware seeking a declaration that InterDigital breached a non-disclosure agreement between the parties by submitting certain evidence regarding the parties’ licensing communications to the arbitration tribunal; LG also seeks related injunctive relief. On June 23, 2014, InterDigital filed a motion to dismiss LG’s complaint. The court held a hearing on InterDigital’s motion on July 16, 2014, but has not yet issued a decision.
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
On February 24, 2014, Nokia filed a motion for reconsideration of portions the Commission’s February 12, order, arguing that the Commission’s remand of claims 6, 9, and 11 of the ‘847 patent was in error and seeking reconsideration of the Commission’s determination that Nokia waived certain non-infringement arguments. On March 4, 2014, InterDigital opposed Nokia’s motion as it related to the Commission’s determination of waiver of certain non-infringement arguments, but did not oppose the motion as it related to claims 6, 9, and 11 of the ‘847 patent. On March 24, 2014, the Commission issued a revised order and opinion dropping claims 6, 9, and 11 of the ‘847 patent from the remanded investigation and noting that Nokia’s petition for reconsideration was otherwise denied. On April 22, 2014, Nokia filed in the Federal Circuit a petition for a writ of mandamus to the USITC, requesting the court to order the Commission to address in the remand investigation the non-infringement arguments that the Commission determined Nokia has waived. On July 24, 2014, the Federal Circuit denied Nokia's petition.
On March 5, 2014, the ALJ issued an order establishing August 28, 2015 as the target date for completion of the investigation, and a separate order setting the hearing in the matter for January 26-30, 2015.
On May 21, 2014, Nokia Corp. and MMO moved to substitute MMO for Nokia Corp. as a respondent in the investigation. On June 2, 2014, InterDigital responded in support of the motion as to the addition of MMO to the investigation but opposed the motion to the extent it sought termination of the investigation as to Nokia Corp. Nokia Corp. and MMO sought leave to reply in further support of their motion on June 13, 2014. By initial determination dated June 18, 2014, the ALJ granted the motion as to the addition of MMO as a respondent in the investigation but denied the motion as it related to termination of the investigation as to Nokia Corp. On June 26, 2014, Nokia Corp. and MMO petitioned the Commission for review of the initial determination to the extent it added MMO to the investigation but did not substitute MMO for Nokia Corp., which InterDigital opposed on July 3, 2014. The Commission determined not to review the initial determination on July 18, 2014.
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
Arbitration with Arima Communications Corporation
On May 13, 2014, a panel convened by the American Arbitration Association’s International Centre for Dispute Resolution issued a partial final award in a dispute between InterDigital and Arima Communications Corporation (“Arima”) regarding the obligations of the parties relating to Arima’s patent license agreement with the company. The arbitration panel awarded InterDigital unpaid patent license fees of approximately $14.5 million plus interest and related fees and costs (including reasonable attorneys’ fees) in an amount to be determined.
After InterDigital submitted an application for fees and costs, on July 1, 2014, the panel issued a final award, which was subsequently modified on July 14, 2014, resulting in an award of approximately $23.6 million. On July 2, 2014, InterDigital commenced an action in the Delaware District Court to confirm the arbitration award and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million. The Company will recognize any related revenue in the period in which collectibility is reasonably assured.
Other
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

7. EQUITY TRANSACTIONS:
Changes in shareholders’ equity for the six months ended June 30, 2014 and June 30, 2013 were as follows (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Balance beginning of period, December 31	$528,650	$518,705
Net income (loss)	77,040	(3,031)
Unrealized gain on investments, net	382	248
Cash dividends declared	(12,336)	(8,233)
Repurchase of Common Stock	(8,454)	—
Net proceeds for exercise of stock options	353	641
Taxes withheld upon restricted stock unit vestings	(2,465)	(2,411)
Tax benefit from share-based compensation	1,196	683
Share-based compensation	9,721	7,791
Total InterDigital, Inc. shareholders’ equity end of period	$594,087	$514,393
Noncontrolling Interest Balance beginning of period, December 31	5,170	—
Proceeds from noncontrolling interests	2,550	5,101
Net (loss) income attributable to noncontrolling interest	(1,483)	(1,266)
Noncontrolling interest	6,237	3,835
Total Equity end of period	$600,324	$518,228

Repurchase of Common Stock
In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). Of the $200.0 million authorized under the 2012 Repurchase Program, $106.8 million was utilized prior to the termination of the program in June 2014. In June 2014, our Board of Directors authorized a new $300.0 million share repurchase program (the “2014 Repurchase Program"). The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2012 Repurchase Program and the 2014 Repurchase Program, in millions.

	2012 Repurchase Program		2014 Repurchase Program
	# of Shares	Value	# of Shares	Value
2014	—	$—	0.2	$8.5
2013	0.9	29.1	—	—
2012	2.6	77.7	—	—
Total	3.5	$106.8	0.2	$8.5
All shares repurchased under the 2014 Repurchase Program as set forth in the table above occurred during first half 2014. In addition, from July 1, 2014 through August 6, 2014, we repurchased 0.5 million shares at a cost of $21.5 million under the 2014 Repurchase Program.
Dividends
Cash dividends on outstanding common stock declared in 2014 and 2013 were as follows (in thousands, except per share data):

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,045	$4,045
Second quarter	0.20	8,291	12,336
	$0.30	$12,336

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
Fourth quarter	0.10	4,031	16,383
	$0.40	$16,383
In June 2014, we announced that our Board of Directors had approved a 100% increase in the Company's quarterly cash dividend, to $0.20 per share. We currently expect to continue to pay dividends comparable to our quarterly $0.20 per share cash dividend in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.
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
8. CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At June 30, 2014, two licensees comprised 92% of our net accounts receivable balance. At December 31, 2013, five licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$364,153	$—	$—	$364,153
Commercial paper (b)	—	92,873	—	92,873
U.S. government securities	—	174,856	—	174,856
Corporate bonds, asset backed and other securities	1,891	39,129	—	41,020
	$366,044	$306,858	$—	$672,902
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $18.9 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$465,722	$—	$—	$465,722
Commercial paper (b)	—	192,478	—	192,478
U.S. government securities	—	31,688	—	31,688
Corporate bonds, asset backed and other securities	1,398	7,165	—	8,563
	$467,120	$231,331	$—	$698,451
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $18.2 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 was $213.2 million and $208.8 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these Level 2 Notes (as defined in Note 8 "Long-Term Debt") to be $253.9 million as of June 30, 2014 and $234.0 million as of December 31, 2013.
When assessing whether an other-than-temporary decline in value has occurred, we consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts. During first quarter 2013, we reassessed the carrying value of an investment accounted for under the cost method and concluded that given the entity's current financial position it was necessary to record an impairment of $6.7 million during first quarter 2013, which wrote down our carrying amount of our investment to approximately $15.1 million. The $6.7 million impairment charge was included in Other Expense on our Consolidated Statements of Operations in first quarter 2013. During fourth quarter 2013, we reassessed the carrying value of our investment and concluded that given the entity's current financial position it was necessary to fully impair our investment, which wrote down the carrying amount of our investment to zero at December 31, 2013. When evaluating our investment, we assessed subsequent rounds of financing, the entity's current financial performance, pertinent risk factors, performance ratios and industry analyst forecasts. The $15.1 million impairment charge was recorded in fourth quarter 2013.
As discussed in Note 3, "Significant Agreements," we acquired patents associated with patent license agreements signed during second quarter 2014. We have recorded these patents based on their total estimated fair value of $64.3 million and will amortize them over their estimated useful lives. We estimated the fair value of the patents in these transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction.
9. LONG-TERM DEBT:
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
The following table reflects the carrying value of the Company's convertible debt as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(16,753)	(21,187)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$213,247	$208,813
The following table presents the amount of interest cost recognized for the three and six months ended June 30, 2014 and June 30, 2013 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Contractual coupon interest	$1,438	$1,438	$2,876	$2,876
Accretion of debt discount	2,255	2,105	4,434	4,139
Amortization of financing costs	326	326	652	652
Total	$4,019	$3,869	$7,962	$7,667

10. VARIABLE INTEREST ENTITIES:
Convida Wireless
On December 21, 2012, we formed a joint venture with Sony Corporation of America to combine Sony's consumer electronics expertise with our wireless machine-to-machine ("M2M") and bandwidth management research. The joint venture, called Convida Wireless, focuses on driving new research in M2M wireless communications and other connectivity areas. Based on the terms of the agreement, the parties contributed funding and resources for additional M2M research and platform development, which we perform. Stephens Capital Partners LLC ("Stephens"), the principal investing affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Our agreement with Sony is a multiple-element arrangement that also includes a three-year license to our patents for Sony's sale of 3G and 4G products, effective January 1, 2013, and an amount for past sales.
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless.  For the three months ended June 30, 2014 and 2013, we have allocated approximately $0.8 million and $0.6 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties. For the six months ended June 30, 2014 and 2013, we have allocated approximately $1.5 million and $1.3 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.

The assets and liabilities of Convida Wireless that are contained within our Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

ASSETS	JUNE 30, 2014	DECEMBER 31, 2013
Cash	$11,595	$8,905
Patents, Net	486	151

LIABILITIES
Accounts Payable and Other Accrued Expenses	$441	$95

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
The Signal Trust is a variable interest entity. Based on the terms of the Trust Agreement, we have determined that we are the primary beneficiary for accounting purposes and must consolidate the Signal Trust. The impact of the consolidation of the Signal Trust on our financial statements was immaterial as of June 30, 2014 and December 31, 2013.

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
Patent License Agreements
Second Quarter 2014 Agreements
During second quarter 2014, we entered into a patent license agreement with Samsung Electronics Co., Ltd. ("Samsung"). The multi-year agreement also resolved all pending litigation between the companies. The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The agreement provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017 but has the potential to provide a license to Samsung for a total of ten years, including 2013. For the period through the earlier of any exercise or expiration of Samsung’s termination right, we expect to recognize revenue associated with this agreement on a straight-line basis. The amount of revenue we will recognize after 2017 will depend on, among other things, whether or not Samsung elects to terminate certain rights and obligations under the license and amounts payable in 2017 and thereafter. During second quarter 2014, we recognized $103.5 million of revenue, including $86.2 million of past patent royalties and $17.3 million of recurring fixed-fee royalties associated with this agreement. Additionally, as of June 30, 2014, we included $270.0 million within our Accounts Receivable balance, $200.0 million of which we collected after the balance sheet date and the remaining $70.0 million of which remains due within twelve months of the balance sheet date. Consistent with our accounting policy, we have not recorded in accounts receivable any amounts due more than twelve months from the balance sheet date.
Additionally, during second quarter 2014, we signed two additional patent license agreements. These two agreements contributed $37.5 million of revenue in the quarter, including $5.3 million of recurring revenue and $32.2 million of past sales.
Apple Agreement
Our patent license agreement with Apple Inc. (“Apple”), which covered certain Apple iPhones (but did not cover Apple iPads or any Apple products designed to operate on CDMA2000 or LTE networks), expired at the end of June 2014. Because this was a fixed-fee agreement, we recognized the revenue associated with this agreement on a straight-line basis over the life of the agreement. Upon expiration of the agreement, Apple has become unlicensed as to all products covered under the agreement.
Other
As of June 30, 2014, due to the deteriorating financial condition of one of our fixed-fee licensees, we determined that the patent license agreement with such licensee no longer met all of the revenue recognition criteria; as a result, we reduced both accounts receivable and deferred revenue by $15.0 million. This amount represented the amount due to us over the next twelve months from such licensee. We will continue to monitor the situation and will resume revenue recognition if and when this patent license agreement again meets all of the revenue recognition criteria.
Arbitration with Arima Communications Corporation
On July 1, 2014, a panel convened by the American Arbitration Association’s International Centre for Dispute Resolution issued a final award in a dispute between InterDigital and Arima Communications Corporation (“Arima”) regarding the obligations of the parties relating to Arima’s patent license agreement with the Company. This award was subsequently modified on July 14, 2014, resulting in an award to InterDigital of approximately $23.6 million (which included $14.5 million of unpaid patent license fees plus interest and related fees and costs). On July 2, 2014, we commenced an action in the Delaware District Court to confirm the arbitration award and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million. We will recognize any related revenue in the period in which collectibility is reasonably assured.
Revenue
Total revenue of $194.2 million in second quarter 2014 increased $136.4 million over first quarter 2014, driven primarily by a $119.1 million increase in past sales and an $18.7 million increase in recurring revenue. These sequential increases were primarily associated with the new patent license agreements signed during second quarter 2014, as discussed above.
Intellectual Property Enforcement
Please see Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:
Samsung, Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe certain of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. On January 16, 2014, the Administrative Law Judge ("ALJ") overseeing the proceeding granted a joint motion by InterDigital and Huawei to terminate the investigation as to Huawei, and on February 12, 2014, the USITC determined not to review the initial determination terminating the investigation as to Huawei. Certain of the asserted patents have been asserted against Nokia and ZTE in earlier pending USITC proceedings (including the Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014. On June 13, 2014, the ALJ issued an Initial Determination (“ID”) in the in the 337-TA-868 investigation. In the ID, the ALJ found that no violation of Section 337 has occurred in connection with the importation of 3G/4G devices by ZTE or Nokia, on the basis that the accused devices do not infringe certain asserted claims of the ’151, ’966 and ’847 patents. The ALJ also found that claim 16 of the ’151 patent was invalid as indefinite. On June 30, 2014, InterDigital filed a Petition for Review seeking review and reversal of the ALJ’s conclusion that claim 16 of the ‘151 patent is invalid and that none of the asserted patents are infringed. On the same day, Respondents filed a Conditional Petition for Review urging alternative grounds for affirmance of the ID’s finding that Section 337 was not violated and a Conditional Petition for Review with respect to FRAND issues. By USITC rule, the Commission will determine whether to review the ID on or before August 14, 2014. The target date for completion of the investigation is October 14, 2014.
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of the recently issued '244 patent. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the '244 patent. On December 30, 2013, the Delaware District Court granted the stipulation of dismissal filed by InterDigital and Huawei, terminating the Huawei district court action. On June 3, 2014, InterDigital and Samsung jointly moved to stay the case against Samsung until August 18, 2014, to allow the parties time to fulfill certain contractual obligations under their settlement agreement before they jointly stipulate to dismissal with prejudice of the action. On June 9, 2014, the court granted the parties’ joint motion. On August 5, 2014, the parties filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice. The Delaware District Court has set separate trial dates for the cases against each of the two remaining defendants, with Nokia scheduled for September 2014 and ZTE scheduled for October 2014. Issues relating to damages, FRAND-related affirmative defenses and FRAND-related counterclaims have been bifurcated.

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
The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review. In December 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. In January 2014, the court granted motions filed by the Nokia and ZTE Respondents for leave to intervene in the appeal.
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
Comparability of Financial Results
When comparing second quarter 2014 financial results against other periods, the following items should be taken into consideration:

•	Our second quarter 2014 revenue includes:

◦	$119.9 million of past sales primarily related to the new patent license agreements signed during the quarter.

•	Our second quarter 2014 operating expenses includes:

◦	$7.0 million of expenses to increase certain accrual rates under our incentive compensation plans.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2013 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2013 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements. See below for updates related to certain critical accounting estimates.
Second Quarter 2014 Agreements
Each of the three patent license agreements signed during second quarter 2014, as discussed above, is a multiple-element arrangement for accounting purposes. Consistent with the revenue recognition policy disclosed in Note 2, Summary of

Significant Accounting Policies, to the consolidated financial statements included in our 2013 Form 10-K, for each agreement, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
The impact that a five percent change to the following key estimate would have had on second quarter 2014 revenue is summarized in the following table (in millions):

	Change in estimate
	+5%	-5%
Allocation to past patent royalties	$5.7	$(5.7)
Revenue From Non-financial Sources
During first half 2014 and first half 2013, our patent licensing royalties were derived from patent license agreements ("PLAs") with twenty-six and twenty-three independent licensees, respectively. During first half 2014 and first half 2013, we recognized revenue from two PLAs and one PLA, respectively, for which patents comprised less than one-third of the total consideration paid or due to us under those agreements. In addition, during first half 2014, we recognized revenue from one PLA that was executed in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid or due to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA.
During first half 2014 and first half 2013, 8% and 4%, respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions. We estimated the fair value of the patents in the above transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to this transaction.
The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, assumed royalty rates, sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in the estimated value of the patents would have had on our second quarter 2014 revenue, patent amortization and pretax income is summarized in the following table (in millions):

	Change in estimate
	+5%	-5%
Revenue	$1.0	$(1.0)
Patent Amortization	0.1	(0.1)
Pre-tax Income	$0.9	$(0.9)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-

term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months.
Cash, cash equivalents and short-term investments
At June 30, 2014 and December 31, 2013, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2014	December 31, 2013	Increase / (Decrease)
Cash and cash equivalents	$383,046	$497,714	$(114,668)
Short-term investments	289,856	200,737	89,119
Total Cash and cash equivalents and short-term investments	$672,902	$698,451	$(25,549)
The decrease in cash, cash equivalents and short-term investments was primarily attributable to capital investments of$43.9 million and $12.4 million of cash used by financing activities, which was partially offset by $30.3 million of cash provided by operating activities.
Cash flows from operations
We generated the following cash flows from our operating activities in first half 2014 and 2013 (in thousands):

	For the Six Months Ended June 30,
	2014	2013	Increase / (Decrease)
Net cash provided by operating activities	$30,281	$219,750	$(189,469)

Cash provided by operations during first half 2014 included cash receipts of $170.2 million from patent license and technology solutions agreements. We received $85.6 million of per-unit royalty payments, including past patent royalties, current royalties and prepayments, from existing customers, and $79.5 million of fixed-fee payments from existing and new licensees. Cash receipts from our technology solutions agreements totaled $5.2 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These items were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents and share-based compensation) of $95.7 million, cash payments for short-term incentive compensation of $11.0 million, cash payments for foreign source withholding and income taxes of $22.8 million and other changes in working capital.

The positive operating cash flow during first half 2013 was derived principally from cash receipts of $343.4 million from patent license and technology solutions agreements. We received $310.7 million of per-unit royalty payments, including past patent royalties, current royalties and prepayments, from existing customers and $23.4 million of fixed-fee payments. Included in the $310.7 million of per-unit cash receipts are prepayments totaling $242.4 million from existing licensees. Cash receipts from our technology solutions agreements totaled $9.2 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents, non-cash cost of patent sales and non-cash compensation) of $93.4 million, cash payments for short-term and long-term incentive compensation of $17.3 million, cash payments for foreign source withholding taxes of $2.6 million and other changes in working capital.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2014, and December 31, 2013 (in thousands), as follows:

	June 30, 2014	December 31, 2013	Increase / (Decrease)
Current assets	$1,117,091	$857,514	$259,577
Less: current liabilities	245,423	126,438	118,985
Working capital	871,668	731,076	140,592
Subtract:
Cash and cash equivalents	383,046	497,714	(114,668)
Short-term investments	289,856	200,737	89,119
Add:
Current deferred revenue	127,466	60,176	67,290
Adjusted working capital	$326,232	$92,801	$233,431

The $233.4 million net increase in adjusted working capital is primarily attributable to a net increase in accounts receivable of $253.5 million primarily related to new patent license agreements signed during the quarter and was partially offset by the related increase in foreign taxes payable.
Cash flows from investing and financing activities
We used net cash in investing activities of $132.5 million in first half 2014 and $112.9 million in first half 2013. We purchased $88.7 million and $83.5 million of short-term marketable securities, net of sales, in first half 2014 and 2013, respectively. Investment costs associated with capitalized patent costs and acquisition of patents increased to $42.4 million in first half 2014 from $27.7 million in first half 2013, primarily due to an initial payment of $25.0 million on a $45.0 million patent acquisition made in first half 2014.
Net cash used by financing activities for first half 2014 was $12.4 million, a $14.8 million decrease from first half 2013. This decrease primarily resulted from the timing of $4.0 million of dividend payments and $8.5 million of share repurchases.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2014 was approximately $490.8 million, an increase of $186.8 million from December 31, 2013. We have no material obligations associated with such deferred revenue. The increase was due to a gross increase in deferred revenue of $256.9 million associated with fixed-fee agreement payments or payments due within twelve months and patents received in consideration for patent license agreements signed during the quarter, which was partially offset by $74.3 million of deferred revenue recognized. The deferred revenue recognized was comprised of $55.2 million of amortized fixed-fee royalty payments, $16.8 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and $2.3 million of past patent royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the June 30, 2014 deferred revenue balance of $490.8 million by $127.5 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
Second Quarter 2014 Compared to Second Quarter 2013

Revenues
The following table compares second quarter 2014 revenues to second quarter 2013 revenues (in millions):

	For the Three Months Ended June 30,
	2014	2013	Increase/(Decrease)
Per-unit royalty revenue	$33.9	$26.1	$7.8	30%
Fixed-fee amortized royalty revenue	38.3	16.9	21.4	127%
Current patent royalties [a]	72.2	43.0	29.2	68%
Past patent royalties [b]	119.9	24.2	95.7	395%
Total patent licensing royalties	192.1	67.2	124.9	186%
Current technology solutions revenue [a]	2.1	0.5	1.6	320%
Past technology solutions revenue [b]	—	—	—	—%
Total revenue	$194.2	$67.7	$126.5	187%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $126.5 million increase in total revenue was primarily attributable to the $95.7 million increase in past sales, as well as a $29.2 million increase in current patent royalties. The new patent license agreements signed during second quarter 2014 contributed to the increased past sales, as well as the increase in fixed-fee royalties. Additionally, per-unit royalties increased $7.8 million primarily related to increased shipments by, and the coverage of additional products under, our agreement with Pegatron Corporation ("Pegatron"). Current technology solutions revenue increased by $1.6 million primarily due to the inclusion of royalties on certain products upon the resolution of the Intel arbitration.
In second quarter 2014 and second quarter 2013, 64% and 61% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In second quarter 2014 and second quarter 2013, the following companies accounted for 10% or more of our total revenues:

	For the Three Months Ended June 30,
	2014	2013
Samsung	53%	—%
Telefonaktiebolaget LM Ericsson	11%	—%
Pegatron	<10%	35%
Sony Corporation of America	<10%	15%
BlackBerry Limited	<10%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2014 and second quarter 2013 by category (in millions):

	For the Three Months Ended June 30,
	2014	2013	Increase/ (Decrease)
Patent administration and licensing	$30.9	$33.2	$(2.3)	(7)%
Development	22.9	13.5	9.4	70%
Selling, general and administrative	12.1	8.3	3.8	46%
Total operating expenses	$65.9	$55.0	$10.9	20%

Operating expenses increased 20% to $65.9 million in second quarter 2014 from $55.0 million in second quarter 2013. The $10.9 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Performance-based incentive compensation	$13.4
Consulting services	2.6
Depreciation and amortization	1.7
Personnel-related costs	1.0
Other	0.1
Intellectual property enforcement and non-patent litigation	(7.9)
Total increase in operating expenses	$10.9

The $10.9 million increase in operating expenses was primarily due to performance-based incentive compensation adjustments related to increased revenue and cash flow resulting from new license agreements. The $13.4 million increase in performance-based incentive compensation was primarily attributable to both a true-up to increase the beginning period compensation to the current rate and higher accrual rates in second quarter 2014 as compared to very low accrual rates in second quarter 2013. The $2.6 million increase in consulting services was primarily related to the support of research and development projects initiated in the last twelve months. Patent amortization increased $1.7 million primarily due to patent acquisitions made within the last year. The $1.0 million increase in personnel-related costs was primarily related to hiring activity. The $7.9 million decrease in intellectual property enforcement and non-patent litigation primarily related to costs associated with the USITC actions and licensee arbitrations.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in costs associated with the USITC actions and licensee arbitrations and a decrease in consulting services. These decreases were partially offset by increases in patent amortization and performance-based incentive compensation as described above.
Development Expense: The increase in development expense was primarily attributable to increases in performance-based incentive compensation and consulting services as described above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to an increase in performance-based incentive compensation as described above.
Other (Expense) Income
The following table compares second quarter 2014 other (expense) income to second quarter 2013 other (expense) income (in millions):

	For the Three Months Ended June 30,
	2014	2013	Change
Interest expense	$(4.0)	$(3.9)	$(0.1)	3%
Other	—	$(0.6)	0.6	(100)%
Interest and investment income	0.4	$7.4	(7.0)	(95)%
	$(3.6)	$2.9	$(6.5)	(224)%
In second quarter 2014, other expense was $3.6 million as compared to other income of $2.9 million in second quarter 2013. The change in other (expense) income between periods primarily resulted from interest income associated with the Pegatron arbitration award received in second quarter 2013.

Income tax provision
In second quarter 2014, our effective tax rate was approximately 37.4% as compared to 44.8% during second quarter 2013, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in the effective tax rate resulted from the impact of lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
First Half 2014 Compared to First Half 2013
Revenues
The following table compares first half 2014 revenues to first half 2013 revenues (in millions):

	For the Six Months Ended June 30,
	2014	2013	Increase/(Decrease)
Per-unit royalty revenue	$70.4	$55.4	$15.0	27%
Fixed-fee amortized royalty revenue	55.2	33.8	21.4	63%
Current patent royalties [a]	125.6	89.2	36.4	41%
Past patent royalties [b]	120.8	24.9	95.9	385%
Total patent licensing royalties	246.4	114.1	132.3	116%
Current technology solutions revenue [a]	4.9	0.9	4.0	444%
Past technology solutions revenue [b]	0.8	—	0.8	100%
Total revenue	$252.1	$115.0	$137.1	119%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $137.1 million increase in total revenue was primarily attributable to the $95.9 million increase in past sales, as well as a $36.4 million increase in current patent royalties and a $4.0 million increase in current technology solutions revenue. The new patent license agreements signed during second quarter 2014 contributed to the increased past sales, as well as the increase in fixed-fee royalties. Additionally, per-unit royalties increased $15.0 million primarily related to the $34.8 million royalty increase associated with increased shipments by, and the coverage of additional products under, our agreement with Pegatron. The increase in per-unit royalties from Pegatron was partially offset by a total decrease of $18.5 million attributable to certain of our other per-unit licensees with concentrations in the smartphone market. Current technology solutions revenue increased by $4.0 million primarily due to the inclusion of royalties on certain products upon the resolution of the Intel arbitration.
In first half 2014 and first half 2013, 55% and 63% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In first half 2014 and first half 2013, the following companies accounted for 10% or more of our total revenues:

	For the Six Months Ended June 30,
	2014	2013
Samsung	41%	—%
Pegatron	14%	21%
Sony Corporation of America	< 10%	17%
HTC Corporation	< 10%	13%
BlackBerry Limited	< 10%	12%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2014 and first half 2013 by category (in millions):

	For the Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)
Patent administration and licensing	$64.2	$70.0	$(5.8)	(8)%
Development	38.3	29.6	8.7	29%
Selling, general and administrative	21.2	16.2	5.0	31%
Repositioning	—	1.5	(1.5)	(100)%
Total operating expenses	$123.7	$117.3	$6.4	5%
Operating expenses increased 5% to $123.7 million in first half 2014 from $117.4 million in first half 2013. Not including the $1.5 million in repositioning charges in first half 2013, operating expenses would have increased 7%. The $6.4 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Performance-based incentive compensation	$15.4
Depreciation and amortization	3.0
Consulting services	2.1
Patent maintenance and patent evaluation	(1.0)
Intellectual property enforcement and non-patent litigation	(11.6)
Total decrease in operating expenses not including repositioning charges	7.9
Repositioning	(1.5)
Total increase in operating expenses	$6.4

The $6.4 million increase in operating expenses was primarily due to performance-based incentive compensation adjustments related to increased revenue and cash flow resulting from new license agreements. The $15.4 million increase in performance-based incentive compensation was primarily attributable to both a true-up to increase the beginning period compensation to the current rate and higher accrual rates in second quarter 2014 as compared to very low accrual rates in second quarter 2013. Patent amortization increased $3.0 million primarily due to patent acquisitions made within the last year. The $2.1 million increase in consulting services was primarily related to the support of research and development projects initiated in the last twelve months. The $1.0 million decrease in patent maintenance and patent evaluation costs was primarily related to decreased due diligence costs associated with both patent acquisition and patent sale opportunities. The $11.6 million decrease in intellectual property enforcement and non-patent litigation primarily related to costs associated with the USITC actions and licensee arbitrations.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in costs associated with the USITC actions and licensee arbitrations and a decrease in consulting services. These decreases were partially offset by increases in patent amortization and performance-based incentive compensation as described above.
Development Expense: The increase in development expense was primarily attributable to increases in performance-based incentive compensation and consulting services as described above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to an increase in performance-based incentive compensation as described above.
Other (Expense) Income
The following table compares first half 2014 other (expense) income to first half 2013 other (expense) income (in millions):

	For the Six Months Ended June 30,
	2014	2013	Change
Interest expense	$(8.0)	$(7.7)	$(0.3)	4%
Other	(0.2)	$(7.0)	6.8	(97)%
Interest and investment income	0.6	$8.1	(7.5)	(93)%
	$(7.6)	$(6.6)	$(1.0)	15%
In first half 2014, other expense was $7.6 million as compared to other expense of $6.6 million in first half 2013. The change between periods primarily resulted from the $6.7 million investment impairment recognized during first quarter 2013, which was offset by the interest income associated with the Pegatron arbitration award received in second quarter 2013.
Income tax provision
In first half 2014, our effective tax rate was approximately 37.4% as compared to 51.9% during first half 2013, based on the statutory federal tax rate net of discrete federal and foreign taxes. The decrease in the effective tax rate resulted from the impact of lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our June 30, 2014 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans and beliefs with respect to, our various litigation, arbitration and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;

•	Our expectation that we will not incur any additional charges related to the VERP;

•
Our expectation that for the period through the earlier of any exercise or expiration of Samsung’s termination right, we expect to recognize revenue associated with the Samsung patent license agreement on a straight-line basis; and

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.20 per share cash dividend in the future.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Samsung, Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 involving InterDigital, Samsung, Nokia and ZTE previously disclosed in the 2013 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "First Quarter 2014 Form 10-Q"). On April 24, 2014, the Samsung Respondents filed an unopposed motion to intervene in the appeal filed with the Federal Circuit by InterDigital on April 14, 2014. The Federal Circuit granted Samsung’s unopposed motion on May 1, 2014. On May 13, 2014, InterDigital, the USITC and Samsung filed a joint motion to stay the appeal filed by InterDigital on April 14, 2014, pending resolution of the appeal of the 337-TA- 800 investigation, discussed below. The court granted the parties’ joint motion on May 30, 2014.

On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014. On July 9, 2014, in view of the USITC’s termination of the 337-TA-868 investigation as to Samsung on the basis of settlement, InterDigital and Samsung jointly moved to dismiss the appeal of the 337-TA-868 investigation filed by InterDigital on April 14, 2014. The Federal Circuit granted the motion to dismiss the appeal on July 11, 2014.

On June 13, 2014, the ALJ issued an Initial Determination (“ID”) n the 337-TA-868 investigation. In the ID, the ALJ found that no violation of Section 337 has occurred in connection with the importation of 3G/4G devices by ZTE or Nokia, on the basis that the accused devices do not infringe asserted claims 1-6, 8-9, 16-21 or 23-24 of the ’151 patent, claims 1, 3, 6, 8, 9, or 11 of the ’966 patent, or claims 3 or 5 of the ’847 patent. The ALJ also found that claim 16 of the ’151 patent was invalid as indefinite.

In concluding that the accused devices do not infringe the asserted claims in the ’966 and ’847 “power ramp-up” patents, the ALJ’s decision hinged on the construction of one patent claim term (“successively transmits/transmitted signals”) related to a claim term that InterDigital believes the Commission misconstrued in its decision in the previous 337-TA-800 investigation regarding the same family of patents. As discussed below, InterDigital has appealed that claim construction from the 337-TA-800 investigation to the Federal Circuit. InterDigital believes it has a strong appeal based on a favorable prior ruling from the Federal Circuit related to this claim term on both the ’966 and ’847 patents, a favorable decision from the U.S. District Court for the District of Delaware involving this claim term in these same patents, and the Commission’s own decision in connection with the remand proceeding in the 337-TA-613 investigation, discussed below, dealing with these patents.
The ALJ also determined that, except for claim 16 of the ’151 patent, none of the asserted patents were invalid. The ALJ further determined that InterDigital did not violate any FRAND obligations, a conclusion also reached by the ALJ in the 337-TA-800 investigation, and that Respondents have engaged in patent “hold out.” Additionally, the ID recognized that both InterDigital’s licensing and research and development programs satisfy the “economic prong” of the Section 337 domestic industry requirement, confirming numerous prior rulings by the Commission in InterDigital USITC investigations as well as by the Federal Circuit in affirming the Commission’s domestic industry conclusions in the 337-TA-613 investigation. The ALJ found, however, that InterDigital did not establish the “technical prong” of the domestic industry requirement for the same reasons he concluded there was no infringement by the accused products. Finally, the ALJ recommended that, should the Commission find a violation of section 337, it should issue a cease and desist order against Nokia and an exclusion order directed to infringing products. The ALJ recommended, however, that the effective date of any exclusion order should be delayed by six months.
On June 30, 2014, InterDigital filed a Petition for Review seeking review with the USITC and reversal of the ALJ’s conclusion that claim 16 of the ‘151 patent is invalid; that none of the asserted patents are infringed; that InterDigital did not establish the “technical prong” of the domestic industry requirement; and that the effective date of any exclusion order should be delayed by six months. On the same day, Respondents filed a Conditional Petition for Review urging alternative grounds for affirmance of the ID’s finding that Section 337 was not violated and a Conditional Petition for Review with respect to FRAND issues. On July 8, 2014, oppositions to the petitions were field. By USITC rule, the Commission will determine whether to review the ID on or before August 14, 2014. The target date for completion of the investigation is October 14, 2014.
On May 20, 2014, Nokia Corp. and Microsoft Mobile Oy (“MMO”) moved to substitute MMO for Nokia Corp. as a respondent in the 337-TA-868 investigation. On May 30, 2014, InterDigital responded in support of the motion as to the addition of MMO to the investigation but opposed the motion to the extent it sought termination of the investigation as to

Nokia Corp. Nokia Corp. and MMO sought leave to reply in further support of their motion on June 3, 2014, which InterDigital opposed on June 5, 2014. By initial determination dated June 13, 2014, the ALJ granted the motion as to the addition of MMO as a respondent in the investigation but denied the motion as it related to termination of the investigation as to Nokia Corp. On June 23, 2014, Nokia Corp. and MMO petitioned the Commission for review of the initial determination to the extent it added MMO to the investigation but did not substitute MMO for Nokia Corp., which InterDigital opposed on June 30, 2014. On July 14, 2014, the Commission determined not to review this initial determination.

In the related Delaware Nokia and ZTE proceedings, on May 28, 2014, the court granted InterDigital’s motion to dismiss the defendants' declaratory judgment counterclaims relating to the request for determination of FRAND terms, ruling that such declaratory judgments would serve no useful purpose. On May 29, 2014, the court issued an order construing the claim term “circuit,” which appears in the ’847 patent, adopting a construction that InterDigital agreed would be acceptable to it and rejecting narrowing limitations proposed by ZTE. On June 23, 2014, the court held a supplemental claim construction hearing on the term “synchronized to [a/the] pilot signal,” which appears in the ’847 patent. The parties submitted supplemental letter briefs concerning construction of “synchronized to [a/the] pilot signal” on June 27 and 30, 2014. Construction of the term “synchronized to [a/the] pilot signal” remains pending before the court.

On June 10, 2014, InterDigital filed a motion seeking summary judgment (1) that the asserted ’151 patent is not unenforceable by reason of inequitable conduct; (2) that the asserted claims of the ’244 patent are not anticipated or obvious in view of the prior art; and (3) that the asserted claims of the ’966 and ’847 patents are not invalid for lack of enablement or written description. Also on June 10, 2014, Nokia and ZTE filed motions seeking summary judgment (1) that the asserted claims of the ’151 patent are not infringed; (2) that the asserted claims of the ’966 and ’847 patents are not infringed; and (3) that the asserted claims of the ’244 patent are not infringed and are invalid for lack of written description. On June 27, 2014, the parties filed oppositions to the pending motions for summary judgment. On July 10 and 11, 2014, the parties filed replies in further support of their respective motions for summary judgment. All of the forgoing motions remain pending before the Delaware District Court.

On June 3, 2014, InterDigital and Samsung jointly moved to stay the case against Samsung until August 18, 2014, to allow the parties time to fulfill certain contractual obligations under their settlement agreement before they jointly stipulate to dismissal with prejudice of the action. On June 9, 2014, the court granted the parties’ joint motion. On August 5, 2014, the parties filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice.
On July 1, 2014, InterDigital moved under Federal Rule of Civil Procedure 25(c) to join MMO into the case. On July 22, 2014 defendants Nokia and MMO filed a cross-motion seeking to substitute MMO for Nokia Corp. in this case.
On July 3, 2014, Nokia filed a motion to stay this Delaware action in view of the pending appeal of the 337-TA-800 investigation and the ID issued in the 337-TA-868 investigation. On July 8, 2014, InterDigital opposed Nokia’s motion, and on July 9, 2014, Nokia filed a reply in further support of its motion. Following a hearing held on July 10, 2014, the Delaware District Court denied Nokia’s motion to stay the case.
Investigation by National Development and Reform Commission of China

Reference is made to the investigation by China's National Development and Reform Commission ("NDRC") previously disclosed in the 2013 Form 10-K and the First Quarter 2014 Form 10-Q. On May 22, 2014, the NDRC formally suspended its investigation of InterDigital. The Company’s commitments with respect to the licensing of its patent portfolio for wireless mobile standards to Chinese manufacturers of cellular terminal units ("Chinese Manufacturers") are as follows:

1.
Whenever InterDigital engages with a Chinese Manufacturer to license InterDigital's patent portfolio for 2G, 3G and 4G wireless mobile standards, InterDigital will offer such Chinese Manufacturer the option of taking a worldwide portfolio license of only its standards-essential wireless patents, and comply with F/RAND principles when negotiating and entering into such licensing agreements with Chinese Manufacturers.

2.
As part of its licensing offer, InterDigital will not require that a Chinese Manufacturer agree to a royalty-free, reciprocal cross-license of such Chinese Manufacturer's similarly categorized standards-essential wireless patents.

3.
Prior to commencing any action against a Chinese Manufacturer in which InterDigital may seek exclusionary or injunctive relief for the infringement of any of its wireless standards-essential patents, InterDigital will offer such Chinese Manufacturer the option to enter into expedited binding arbitration under fair and reasonable procedures to resolve the royalty rate and other terms of a worldwide license under InterDigital's wireless standards-essential patents.  If the Chinese Manufacturer accepts InterDigital's binding arbitration offer or otherwise enters into an agreement with InterDigital on a binding arbitration mechanism, InterDigital will, in accordance with the terms of the arbitration agreement and patent license agreement, refrain from seeking exclusionary or injunctive relief against such company.
The commitments contained in item 3 above will expire five years from the effective date of the suspension of the investigation, or May 22, 2019.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 and the related Federal Circuit appeal involving InterDigital, Nokia and ZTE previously disclosed in the 2013 Form 10-K and the First Quarter 2014 Form 10-Q. On July 1, 2014, the USITC and intervenors Nokia and ZTE filed briefs in response to InterDigital's opening appellate brief in its Federal Circuit appeal. InterDigital’s reply brief is due on August 8, 2014. On July 2, 2014, Nokia Corporation, Nokia Inc., and MMO filed an unopposed motion to substitute MMO for Nokia Corporation as intervenor. The court granted this motion on July 11, 2014.
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standard essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standard essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately 3.2 million USD based on the exchange rate as of June 30, 2014), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
LG Arbitration and Related Delaware Chancery Court Proceeding
Reference is made to the arbitration initiated against InterDigital by LG Electronics, Inc. ("LG") in March 2012 previously disclosed in the 2013 Form 10-K. On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The final evidentiary hearing is scheduled to take place from February 16-20, 2015.
Also on June 9, 2014, LG filed an action in the Court of Chancery of the State of Delaware seeking a declaration that InterDigital breached a non-disclosure agreement between the parties by submitting certain evidence regarding the parties’ licensing communications to the arbitration tribunal; LG also seeks related injunctive relief. On June 23, 2014, InterDigital filed a motion to dismiss LG’s complaint. The court held a hearing on InterDigital’s motion on July 16, 2014, but has not yet issued a decision.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2013 Form 10-K and the First Quarter 2014 Form 10-Q. On May 21, 2014, Nokia Corp. and MMO moved to substitute MMO for Nokia Corp. as a respondent in the investigation. On June 2, 2014, InterDigital responded in support of the motion as to the addition of MMO to the investigation but opposed the motion to the extent it sought termination of the investigation as to Nokia Corp. Nokia Corp. and MMO sought leave to reply in further support of their motion on June 13, 2014. By initial determination dated June 18, 2014, the ALJ granted the motion as to the addition of MMO as a respondent in the investigation but denied the motion as it related to termination of the investigation as to Nokia Corp. On June 26, 2014, Nokia Corp. and MMO petitioned the Commission for review of the initial determination to the extent it added MMO to the investigation but did not substitute MMO for Nokia Corp., which InterDigital opposed on July 3, 2014. The Commission determined not to review the initial determination on July 18, 2014.
On July 24, 2014, the Federal Circuit denied Nokia's April 22, 2014 petition for a writ of mandamus to the USITC, in which Nokia had requested the court to order the Commission to address in the remand investigation the non-infringement arguments that the Commission determined Nokia has waived.

Arbitration with Arima Communications Corporation
On May 13, 2014, a panel convened by the American Arbitration Association’s International Centre for Dispute Resolution issued a partial final award in a dispute between InterDigital and Arima Communications Corporation (“Arima”) regarding the obligations of the parties relating to Arima’s patent license agreement with the company. The arbitration panel awarded InterDigital unpaid patent license fees of approximately $14.5 million plus interest and related fees and costs (including reasonable attorneys’ fees) in an amount to be determined.
After InterDigital submitted an application for fees and costs, on July 1, 2014, the panel issued a final award, which was subsequently modified on July 14, 2014, resulting in an award of approximately $23.6 million. On July 2, 2014, InterDigital commenced an action in the Delaware District Court to confirm the arbitration award and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million. The Company will recognize any related revenue in the period in which collectibility is reasonably assured.
See Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these proceedings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding Company purchases of its common stock during second quarter 2014.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2014 - April 30, 2014	—	$—	—	$—
May 1, 2014 - May 31, 2014	—	$—	—	$—
June 1, 2014 - June 30, 2014	180,000	$46.95	180,000	$291,545,688
Total	180,000	$46.95	180,000	$291,545,688
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the Company's $300.0 million share repurchase program (the “2014 Repurchase Program"), which was authorized by the Company's Board of Directors on June 11, 2014 and announced on June 12, 2014. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.
In addition, from July 1, 2014 through August 6, 2014, we repurchased 461,500 shares at a cost of $21.5 million under the 2014 Repurchase Program.
In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100.0 million to $200.0 million (the "2012 Repurchase Program"). In June 2014, the 2012 Repurchase Program was terminated. Of the $200 million authorized under the 2012 Repurchase Program, $106.8 million was utilized prior to the termination of the program. The Company did not make any repurchases under the 2012 Repurchase Program in 2014.

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

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 7, 2014, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: August 7, 2014	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: August 7, 2014	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 7, 2014, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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