Form 10-Q
period 2014-09-30
InterDigital, Inc.
filed 2014-10-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	37,164,303
Title of Class	Outstanding at October 28, 2014

InterDigital® is a registered trademark and SlimChip™ is a trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$368,799	$497,714
Short-term investments	363,893	200,737
Accounts receivable, less allowances of $1,750	134,176	92,830
Deferred tax assets	45,357	26,197
Prepaid and other current assets	47,768	40,036
Total current assets	959,993	857,514
PROPERTY AND EQUIPMENT, NET	9,314	9,535
PATENTS, NET	268,414	206,371
DEFERRED TAX ASSETS	57,609	36,626
OTHER NON-CURRENT ASSETS	2,064	3,137
	337,401	255,669
TOTAL ASSETS	$1,297,394	$1,113,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,661	$24,504
Accrued compensation and related expenses	25,345	15,403
Deferred revenue	127,746	60,176
Taxes payable	11,550	7,056
Dividends payable	7,666	4,031
Other accrued expenses	13,721	15,268
Total current liabilities	217,689	126,438
LONG-TERM DEBT	215,502	208,813
LONG-TERM DEFERRED REVENUE	332,269	243,864
OTHER LONG-TERM LIABILITIES	1,692	248
TOTAL LIABILITIES	767,152	579,363
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,795 and 69,614 shares issued and 38,474 and 40,288 shares outstanding	698	696
Additional paid-in capital	611,251	598,325
Retained earnings	750,923	680,718
Accumulated other comprehensive loss	(168)	(14)
	1,362,704	1,279,725
Treasury stock, 31,321 and 29,326 shares of common held at cost	839,097	751,075
Total InterDigital, Inc. shareholders’ equity	523,607	528,650
Noncontrolling interest	6,635	5,170
Total equity	530,242	533,820
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,297,394	$1,113,183

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
REVENUES:
Patent licensing royalties	$73,399	$55,755	$319,761	$169,876
Patent sales	1,999	—	1,999	—
Technology solutions	2,224	54,868	7,940	55,802
	$77,622	$110,623	$329,700	$225,678

OPERATING EXPENSES:
Patent administration and licensing	33,454	36,786	97,621	106,825
Development	19,191	15,772	57,534	45,395
Selling, general and administrative	9,636	8,937	30,873	25,138
Repositioning	—	—	—	1,544
	62,281	61,495	186,028	178,902

Income from operations	15,341	49,128	143,672	46,776

OTHER EXPENSE	(3,167)	(2,950)	(10,733)	(9,531)
Income before income taxes	12,174	46,178	132,939	37,245
INCOME TAX BENEFIT (PROVISION)	461	(20,068)	(44,747)	(15,432)
NET INCOME	$12,635	$26,110	$88,192	$21,813
Net loss attributable to noncontrolling interest	(877)	(550)	(2,360)	(1,816)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$13,512	$26,660	$90,552	$23,629
NET INCOME PER COMMON SHARE — BASIC	$0.34	$0.65	$2.25	$0.57
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,620	41,185	40,166	41,162
NET INCOME PER COMMON SHARE — DILUTED	$0.34	$0.64	$2.23	$0.57
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	40,191	41,448	40,556	41,467
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.10	$0.50	$0.30

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Net income	$12,635	$26,110	$88,192	$21,813
Unrealized loss investments, net of tax	(536)	(958)	(154)	(710)
Comprehensive income	$12,099	$25,152	$88,038	$21,103
Comprehensive loss attributable to noncontrolling interest	(877)	(550)	(2,360)	(1,816)
Total comprehensive income attributable to InterDigital, Inc.	$12,976	$25,702	$90,398	$22,919

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,192	$21,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,722	24,063
Amortization of deferred financing fees and accretion of debt discount	7,665	7,222
Deferred revenue recognized	(119,150)	(135,187)
Increase in deferred revenue	270,872	187,276
Deferred income taxes	(40,143)	14,244
Share-based compensation	13,458	11,835
Impairment of long-term investment	—	6,669
Non-cash cost of patent sales	700	—
Other	256	638
(Increase) decrease in assets:
Receivables	(56,346)	102,482
Deferred charges and other assets	(7,802)	(243)
(Decrease) increase in liabilities:
Accounts payable	(14,016)	(527)
Accrued compensation and other expenses	6,497	(19,337)
Accrued taxes payable and other tax contingencies	5,124	(2,228)
Net cash provided by operating activities	186,029	218,720
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(395,060)	(292,906)
Sales of short-term investments	231,667	317,973
Purchases of property and equipment	(3,196)	(2,732)
Capitalized patent costs	(23,325)	(21,537)
Acquisition of patents	(26,300)	(13,013)
Purchases of long-term investments	—	(445)
Net cash used in investing activities	(216,214)	(12,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	3,825	6,376
Net proceeds from exercise of stock options	369	734
Dividends paid	(16,120)	(8,233)
Tax benefit from share-based compensation	1,218	763
Repurchase of common stock	(88,022)	—
Net cash used in financing activities	(98,730)	(360)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(128,915)	205,700
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	497,714	349,843
CASH AND CASH EQUIVALENTS, END OF PERIOD	$368,799	$555,543
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	5,750	5,750
Income taxes paid, including foreign withholding taxes	85,991	3,331
Non-cash investing and financing activities:
Dividend payable	7,666	4,119
Accrued capitalized patent costs and acquisition of patents	21,705	1,600
Non-cash acquisition of patents	19,250	—
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)
1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2014, and the results of our operations for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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

2. REPOSITIONING:
On October 23, 2012, we announced that, as part of our ongoing expense management effort, we had initiated a voluntary early retirement program ("VERP"). In connection with the VERP, we incurred a related repositioning charge of $12.5 million in 2012. We recognized an additional charge of $1.5 million related to the VERP in first quarter 2013. These charges were included within the repositioning line of our Condensed Consolidated Statements of Operations. The majority of the charges represent cash obligations associated with severance. During fourth quarter 2012 and full year 2013, cash payments of $1.4 million and $12.6 million, respectively, were made for severance and related costs associated with the VERP. As of December 31, 2013 and September 30, 2014, our repositioning accrual was zero. There were no additional charges or cash payments related to the VERP in 2014 and we do not expect to incur any additional charges related to the VERP.
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
Additionally, during second quarter 2014, the company’s patent-holding subsidiaries entered into patent license agreements with two additional licensees. Both of these agreements cover infrastructure equipment and one of the agreements also covers terminal units. We recognized past sales from each agreement in second quarter 2014 and are recognizing future revenue from these agreements on a straight-line basis over their respective expected terms, beginning with second quarter 2014. A portion of the consideration received under these agreements was in the form of patents. Refer to Note 8, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
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
4. INCOME TAXES:
In first nine months 2014, our effective tax rate was approximately 33.7% as compared to 41.4% during first nine months 2013, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in the effective tax rate resulted from the impact of a $5.7 million net benefit from available U.S. federal research and development tax credits, along with lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
During first nine months 2014 and 2013, we paid approximately $51.9 million and $2.8 million, respectively, of foreign source withholding tax. In 2013, we accrued approximately $5.7 million of the first nine months 2014 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. Additionally, as of September 30, 2014, included within our taxes payable and deferred tax asset balances is $11.5 million of foreign source withholding tax and the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. This balance is related to a receivable from a foreign licensee.
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

	For the Three Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$13,512	$13,512	$26,660	$26,660
Denominator:
Weighted-average shares outstanding: Basic	39,620	39,620	41,185	41,185
Dilutive effect of stock options, RSUs, convertible securities, and warrants		571		263
Weighted-average shares outstanding: Diluted		40,191		41,448
Earnings Per Share:
Net income: Basic	$0.34	$0.34	$0.65	$0.65
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		(0.01)
Net income: Diluted		$0.34		$0.64

	For the Nine Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$90,552	$90,552	$23,629	$23,629
Denominator:
Weighted-average shares outstanding: Basic	40,166	40,166	41,162	41,162
Dilutive effect of stock options, RSUs, convertible securities, and warrants		390		305
Weighted-average shares outstanding: Diluted		40,556		41,467
Earnings Per Share:
Net income: Basic	$2.25	$2.25	$0.57	$0.57
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.02)		—
Net income: Diluted		$2.23		$0.57
For all periods presented above, options to purchase less than 0.2 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For all periods presented above, 4.0 million shares of common stock issuable under convertible securities and 4.0 million shares of common stock issuable under warrants were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
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
On June 30, 2014, InterDigital filed a Petition for Review with the USITC seeking review and reversal of the ALJ’s conclusion that claim 16 of the ‘151 patent is invalid; that none of the asserted patents are infringed; that InterDigital did not establish the “technical prong” of the domestic industry requirement; and that the effective date of any exclusion order should be delayed by six months. On the same day, Respondents filed a Conditional Petition for Review urging alternative grounds for affirmance of the ID’s finding that Section 337 was not violated and a Conditional Petition for Review with respect to FRAND issues. On July 8, 2014, oppositions to the petitions were filed.
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
On August 8, 2014, the Commission determined to review in part the June 13, 2014 ID and terminated the investigation with a finding of no violation. With respect to the ’966 and ’847 patents, the Commission determined not to review the ID’s construction of “successively transmitted signals”/”successively transmits signals,” and determined not to review the ID’s conclusion that, based on that construction, the accused products do not infringe and the domestic industry products do not practice the asserted claims of the ’966 and ’847 patents. The Commission also determined not to review the ID’s conclusion that claim 3 of the ’847 patent is not invalid for lack of written description. With respect to the ’151 patent, the Commission determined not to review the ID’s conclusion that the accused products do not infringe and the domestic industry products do not practice the “same physical downlink control channel” limitation of independent claims 1 and 16. The Commission also determined not to review the ID’s conclusion that claim 16 is invalid for indefiniteness. The Commission further determined to review the ID’s construction of “and to” in claim 16 of the ’151 patent, affording that term its plain and ordinary meaning. In view of that that construction, the Commission reversed the ID’s conclusion, which was based on the reversed claim construction, that claims 16-21 and 23-24 are not infringed. The Commission also determined to review the ID’s infringement analysis of the term “and if so” in claim 1 and, on review, took no position concerning whether the accused products practice the determining steps in sequence as required in claims 1-6 and 8-9. Except as noted above concerning whether the domestic industry products practice the asserted patents, the Commission took no position on the remaining domestic industry-related issues raised in the petitions for review. In addition, the Commission took no position on the FRAND issues raised by Respondents.
On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 8, 2014 final determination.
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
On February 28, 2013, Nokia filed its answer and counterclaims to InterDigital's Delaware District Court complaint, and then amended its answer and counterclaims on March 5, 2013. Nokia asserted counterclaims for breach of contract, breach of implied contract, unfair competition under Cal. Bus. & Prof. Code § 17200, equitable estoppel, a declaration setting FRAND terms and conditions, a declaration that InterDigital is estopped from seeking an exclusion order based on its U.S. declared-

essential patents, a declaration of patent misuse, a declaration that InterDigital has failed to offer FRAND terms, a declaration that Nokia has an implied license to the asserted patents, and declarations of non-infringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, Nokia seeks an order that InterDigital specifically perform its purported contracts by not seeking a USITC exclusion order for its essential patents and by granting Nokia a license on FRAND terms and conditions, an injunction preventing InterDigital from participating in a USITC investigation based on essential patents, appropriate damages in an amount to be determined, including all attorney’s fees and costs spent in participating in all three USITC Investigations (337-TA-868, 337-TA-800 and 337-TA-613), and any other relief as the court may deem just and proper.
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
On May 29, 2014, the court issued an order construing the claim term “circuit,” which appears in the ’847 patent, adopting a construction that InterDigital agreed would be acceptable to it and rejecting narrowing limitations proposed by ZTE. On June 23, 2014, the court held a supplemental claim construction hearing on the term “synchronized to [a/the] pilot signal,” which appears in the ’847 patent. The parties submitted supplemental letter briefs concerning construction of “synchronized to [a/the] pilot signal” on June 27 and 30, 2014. On August 8, 2014, the court issued a further claim construction ruling construing the term “synchronized to [a/the] pilot signal” to mean “establish a timing reference with a pilot signal.” On September 2, 2014, Nokia and MMO moved the court for further construction of the term “logical connection” in the ’244 patent. InterDigital opposed that request. On September 22, 2014, the court denied the request of Nokia and MMO, declining to construe the term further.
On June 10, 2014, InterDigital filed a motion seeking summary judgment (1) that the asserted ’151 patent is not unenforceable by reason of inequitable conduct; (2) that the asserted claims of the ’244 patent are not anticipated or obvious in view of the prior art; and (3) that the asserted claims of the ’966 and ’847 patents are not invalid for lack of enablement or written description. Also on June 10, 2014, Nokia and ZTE filed motions seeking summary judgment (1) that the asserted claims of the ’151 patent are not infringed; (2) that the asserted claims of the ’966 and ’847 patents are not infringed; and (3) that the asserted claims of the ’244 patent are not infringed and are invalid for lack of written description. On June 27, 2014, the parties filed oppositions to the pending motions for summary judgment. On July 10 and 11, 2014, the parties filed replies in further support of their respective motions for summary judgment. On August 28, 2014, the court (1) granted in part InterDigital’s motion for summary judgment that the asserted ’151 patent is not unenforceable by reason of inequitable conduct, holding that only one of the references forming the basis of defendants’ allegations would remain in issue, (2) denied InterDigital’s motion for summary judgment that the asserted claims of the ’244 patent are not anticipated or obvious in view of the prior art, (3) granted InterDigital’s motion for summary judgment that the asserted claims of the ’966 and ’847 patents are not invalid for lack of enablement, but denied the motion as to written description, and (4) denied each of defendants’ motions for summary judgment.
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
On July 1, 2014, InterDigital moved under Federal Rule of Civil Procedure 25(c) to join MMO into the case. On July 22, 2014 defendants Nokia Corp. and MMO filed a cross-motion seeking to substitute MMO for Nokia Corp. in this case. On August 28, 2014, the court granted InterDigital’s motion to join MMO into the case, and granted in part and denied in part the cross-motion of Nokia Corp. and MMO to substitute, permitting MMO to enter the case as a defendant but declining to dismiss Nokia Corp. from the action.
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
On August 29, 2014, a final pre-trial conference was held for the Nokia and MMO trial. On that same day the Delaware District Court continued the trial as to Nokia and MMO to a date to be determined. On September 4, 2014, the defendants requested that the court permit the Nokia and MMO trial to proceed in place of the ZTE trial, scheduled to commence on October 20, 2014. InterDigital opposed that request. On September 16, 2014, the court denied defendants’ request. On September 26, 2014, the Delaware District Court re-scheduled the Nokia and MMO trial to commence on March 9, 2015.
The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. As noted above, the Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, which will be addressed at a later phase of the case.
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
Huawei China Proceedings
On February 21, 2012, InterDigital was served with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China on December 5, 2011. The first complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, LLC (now InterDigital Communications, Inc.). This first complaint alleges that InterDigital had a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its market power by engaging in allegedly unlawful practices, including differentiated pricing, tying and refusal to deal. Huawei sought relief in the amount of 20.0 million RMB (approximately $3.2 million based on the exchange rate as of September 30, 2013), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its costs associated with this matter. The second complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This second complaint alleges that InterDigital is a member of certain standards-setting organization(s); that it is the practice of certain standards-setting organization(s) that owners of essential patents included in relevant standards license those patents on FRAND terms; and that InterDigital has failed to negotiate on FRAND terms with Huawei. Huawei is asking the court to determine the FRAND rate for licensing essential Chinese patents to Huawei and also seeks compensation for its costs associated with this matter.
On February 4, 2013, the Shenzhen Intermediate People's Court issued rulings in the two proceedings. With respect to the first complaint, the court decided that InterDigital had violated the Chinese Anti-Monopoly Law by (i) making proposals for royalties from Huawei that the court believed were excessive, (ii) tying the licensing of essential patents to the licensing of non-essential patents, (iii) requesting as part of its licensing proposals that Huawei provide a grant-back of certain patent rights to InterDigital and (iv) commencing a USITC action against Huawei while still in discussions with Huawei for a license. Based on these findings, the court ordered InterDigital to cease the alleged excessive pricing and alleged improper bundling of InterDigital's Chinese essential and non-essential patents, and to pay Huawei 20.0 million RMB (approximately $3.2 million) in damages related to attorneys’ fees and other charges, without disclosing a factual basis for its determination of damages. The court dismissed Huawei's remaining allegations, including Huawei's claim that InterDigital improperly sought a worldwide license and improperly sought to bundle the licensing of essential patents on multiple generations of technologies. With respect to the second complaint, the court determined that, despite the fact that the FRAND requirement originates from ETSI's Intellectual Property Rights policy, which refers to French law, InterDigital's license offers to Huawei should be evaluated under Chinese law. Under Chinese law, the court concluded that the offers did not comply with FRAND. The court further ruled that the royalties to be paid by Huawei for InterDigital's 2G, 3G and 4G essential Chinese patents under Chinese law should not exceed 0.019% of the actual sales price of each Huawei product, without explanation as to how it arrived at this calculation.
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
On April 14, 2014, InterDigital filed a petition for retrial of the second proceeding with the Chinese Supreme People’s Court (“SPC”), seeking dismissal of the judgment or at least a higher, market-based royalty rate for a license to InterDigital’s Chinese standards-essential patents (“SEPs”).  The petition for retrial argues, for example, that (1) the lower court improperly determined a Chinese FRAND running royalty rate by using as a benchmark the Apple lump sum fixed payment license agreement, and looking in hindsight at the unexpectedly successful sales of Apple iPhones to construct an artificial running royalty rate that neither InterDigital nor Apple could have intended and that would have varied significantly depending on the relative success or failure in hindsight of Apple iPhone sales; (2) the Apple license agreement was also an inappropriate benchmark because its scope of product coverage was significantly limited as compared to the license that the court was considering for Huawei, particularly when there are other more comparable license agreements; and (3) if the appropriate benchmarks had been used, and the court had considered the range of royalties offered by other similarly situated SEP holders in the wireless telecommunications industry, the court would have determined a FRAND royalty that was substantially higher than 0.019%, and would have found, consistent with findings of the ALJ’s initial determination in the USITC 337-TA-800 proceeding, that there was no proof that InterDigital’s offers to Huawei violated its FRAND commitments.  The SPC has scheduled a hearing for October 31, 2014, regarding whether to grant a retrial. If the retrial is granted, the SPC will schedule a second hearing to decide the merits of the case.
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
On April 7, 2014, InterDigital filed its opening appellate brief. The USITC and intervenors Nokia and ZTE filed responsive briefs on July 1, 2014. InterDigital filed its reply brief on August 8, 2014. Oral argument is scheduled for November 7, 2014.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.3 million based on the exchange rate as of September 30, 2014), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
On August 7, 2014, InterDigital filed petitions challenging the jurisdiction of the Shenzhen Intermediate People's Court to hear the actions. On August 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the anti-monopoly law case. InterDigital filed an appeal of this decision on September 26, 2014. On September 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the FRAND case, and InterDigital filed an appeal of that decision on October 27, 2014. Hearing dates for both cases have yet to be scheduled.
The Company has not recorded any accrual at September 30, 2014 for contingent losses associated with this matter, as the matter is still in a preliminary stage.
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
Also on June 9, 2014, LG filed an action in the Court of Chancery of the State of Delaware seeking a declaration that InterDigital breached a non-disclosure agreement between the parties by submitting certain evidence regarding the parties’ licensing communications to the arbitration tribunal; LG also seeks related injunctive relief. On June 23, 2014, InterDigital filed a motion to dismiss LG’s complaint. The court held a hearing on InterDigital’s motion on July 16, 2014, and on August 20, 2014 the court dismissed the action without prejudice. On August 28, 2014, LG filed a notice of appeal to the Delaware Supreme Court. On October 13, 2014, LG filed its opening appeal brief. InterDigital’s answer is due on November 12, 2014.
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

On February 24, 2014, Nokia filed a motion for reconsideration of portions of the Commission’s February 12 order, arguing that the Commission’s remand of claims 6, 9, and 11 of the ‘847 patent was in error and seeking reconsideration of the Commission’s determination that Nokia waived certain non-infringement arguments. On March 4, 2014, InterDigital opposed Nokia’s motion as it related to the Commission’s determination of waiver of certain non-infringement arguments, but did not oppose the motion as it related to claims 6, 9, and 11 of the ‘847 patent. On March 24, 2014, the Commission issued a revised order and opinion dropping claims 6, 9, and 11 of the ‘847 patent from the remanded investigation and noting that Nokia’s petition for reconsideration was otherwise denied. On April 22, 2014, Nokia filed in the Federal Circuit a petition for a writ of mandamus to the USITC, requesting the court to order the Commission to address in the remand investigation the non-infringement arguments that the Commission determined Nokia has waived. On July 24, 2014, the Federal Circuit denied Nokia's petition.
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
On October 6, 2014, respondents filed a motion for summary determination that the accused products do not infringe the claims of the ’966 and ’847 patents, and for termination of the investigation. InterDigital filed its response to the motion on October 16, 2014.
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
Arbitration with Arima Communications Corporation
On May 13, 2014, a panel convened by the American Arbitration Association’s International Centre for Dispute Resolution issued a partial final award in a dispute between InterDigital and Arima Communications Corporation (“Arima”), headquartered in Taiwan, regarding the obligations of the parties relating to Arima’s patent license agreement with the company. The arbitration panel awarded InterDigital unpaid patent license fees of approximately $14.5 million plus interest and related fees and costs (including reasonable attorneys’ fees) in an amount to be determined.
After InterDigital submitted an application for fees and costs, on July 1, 2014, the panel issued a final award, which was subsequently modified on July 14, 2014, resulting in an award of approximately $23.6 million. On July 2, 2014, InterDigital commenced an action in the Delaware District Court to confirm the arbitration award, and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million (which will continue to accrue interest until payment by Arima). On August 21, 2014, Arima filed a cross-petition to vacate, or in the alternative to modify, the arbitration award. The parties have fully briefed their respective petitions and are awaiting a decision from the court.
The Company will recognize any related revenue in the period in which collectability is reasonably assured.
Investigation by Taiwan Fair Trade Commission
On December 6, 2013, InterDigital received notice from the Taiwan Fair Trade Commission (“TFTC”) that the TFTC had initiated an investigation to examine alleged anti-competitive behavior under Taiwan’s Fair Trade Act (FTA). Companies found to violate the FTA may be ordered to cease and rectify the unlawful conduct, take other necessary corrective action, and/or pay an administrative fine. InterDigital is fully cooperating with the TFTC’s investigation.
Arima China Proceeding
On September 22, 2014, InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China on July 9, 2014.  The complaint names as defendants InterDigital, Inc., InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc.  The complaint alleges that InterDigital has abused its dominant market position and violated China’s anti-monopoly laws by licensing its patents at excessively high prices, engaging in discriminatory treatment, and imposing unreasonable trading conditions. Arima seeks relief in the amount of 120.0 million RMB (approximately $19.5 million based on the exchange rate as of September 30, 2014), and an order requiring InterDigital to license all of its patents to Arima on a fair, reasonable and non-discriminatory basis. On October 22, 2014, InterDigital filed a petition challenging the jurisdiction of the Jiangsu High People’s Court to hear the action. The court’s decision on the jurisdictional issue is pending.
The Company has not recorded any accrual at September 30, 2014 for contingent losses associated with this matter, as the matter is still in a preliminary stage.
Other
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

7. EQUITY TRANSACTIONS:
Changes in shareholders’ equity for the nine months ended September 30, 2014 and September 30, 2013 were as follows (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Balance beginning of period, December 31	$528,650	$518,705
Net income attributable to InterDigital, Inc.	90,552	23,629
Unrealized loss on investments, net	(154)	(710)
Cash dividends declared	(19,653)	(12,352)
Repurchase of Common Stock	(88,022)	—
Net proceeds for exercise of stock options	369	734
Taxes withheld upon restricted stock unit vestings	(2,811)	(2,448)
Tax benefit from share-based compensation	1,218	763
Reclassification of cash compensation to share-based compensation	—	2,608
Share-based compensation	13,458	11,835
Total InterDigital, Inc. shareholders’ equity end of period	$523,607	$542,764
Noncontrolling Interest Balance beginning of period, December 31	5,170	—
Proceeds from noncontrolling interests	3,825	6,376
Net loss attributable to noncontrolling interest	(2,360)	(1,816)
Noncontrolling interest	6,635	4,560
Total Equity end of period	$530,242	$547,324
Repurchase of Common Stock
In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100 million to $200 million (the "2012 Repurchase Program"). Of the $200 million authorized under the 2012 Repurchase Program, $106.8 million was utilized prior to the termination of the program in June 2014. In June 2014, our Board of Directors authorized a new $300 million share repurchase program (the “2014 Repurchase Program"). The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2012 Repurchase Program and the 2014 Repurchase Program, in millions.

	2012 Repurchase Program		2014 Repurchase Program
	# of Shares	Value	# of Shares	Value
2014	—	$—	2.0	$88.0
2013	0.9	29.1	—	—
2012	2.6	77.7	—	—
Total	3.5	$106.8	2.0	$88.0
All shares repurchased under the 2014 Repurchase Program as set forth in the table above occurred during first nine months 2014. In addition, from October 1, 2014 through October 29, 2014, we repurchased 1.4 million shares at a cost of $54.9 million under the 2014 Repurchase Program.

Dividends
Cash dividends on outstanding common stock declared in 2014 and 2013 were as follows (in thousands, except per share data):

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
	$0.50	$19,653

2013	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
Fourth quarter	0.10	4,031	16,383
	$0.40	$16,383
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2014, two licensees comprised 87% of our net accounts receivable balance. At December 31, 2013, five licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$284,713	$—	$—	$284,713
Commercial paper (b)	—	233,107	—	233,107
U.S. government securities	—	174,594	—	174,594
Corporate bonds, asset backed and other securities	923	39,355	—	40,278
	$285,636	$447,056	$—	$732,692
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $84.1 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$465,722	$—	$—	$465,722
Commercial paper (b)	—	192,478	—	192,478
U.S. government securities	—	31,688	—	31,688
Corporate bonds, asset backed and other securities	1,398	7,165	—	8,563
	$467,120	$231,331	$—	$698,451
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $32.0 million of commercial paper that is included within cash and cash equivalents.

The carrying amount of long-term debt reported in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 was $215.5 million and $208.8 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of these Level 2 Notes (as defined in Note 9 "Long-Term Debt") to be $235.5 million as of September 30, 2014 and $234.0 million as of December 31, 2013.

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
As discussed in Note 3, "Significant Agreements," we acquired patents associated with patent license agreements signed during second quarter 2014. We have recorded these patents based on their total estimated fair value of $64.3 million and are amortizing them over their estimated useful lives. We estimated the fair value of the patents in these transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction.
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
The following table reflects the carrying value of the Company's convertible debt as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Less: Unamortized interest discount	(14,498)	(21,187)
Net carrying amount of 2.50% Senior Convertible Notes due 2016	$215,502	$208,813

The following table presents the amount of interest cost recognized for the three and nine months ended September 30, 2014 and September 30, 2013 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon interest	$1,438	$1,438	$4,313	$4,313
Accretion of debt discount	2,255	2,105	6,688	6,244
Amortization of financing costs	326	326	977	978
Total	$4,019	$3,869	$11,978	$11,535

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
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless.  For the three months ended September 30, 2014 and 2013, we have allocated approximately $0.9 million and $0.6 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties. For the nine months ended September 30, 2014 and 2013, we have allocated approximately $2.4 million and $1.8 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
The assets and liabilities of Convida Wireless that are contained within our Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

ASSETS	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Cash	$8,590	$8,905
Patents, Net	1,104	151

LIABILITIES
Accounts Payable and Other Accrued Expenses	$183	$95

Signal Trust for Wireless Innovation

On October 17, 2013, we announced the establishment of the Signal Trust for Wireless Innovation, which seeks to monetize a large InterDigital patent portfolio related to cellular infrastructure.
The more than 500 patents and patent applications transferred to the Signal Trust focus primarily on 3G and LTE technologies, and were developed by InterDigital's engineers and researchers over more than a decade, with a number of the innovations contributed to the worldwide standards process.
InterDigital has committed funding to the Signal Trust to help ensure its successful launch. The Company is also the primary beneficiary of the Signal Trust. The distributions from the Signal Trust will support continued research related to cellular wireless technologies. A small portion of the proceeds from the Signal Trust will be used to fund, through the newly formed Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate.

The Signal Trust is a variable interest entity. Based on the terms of the Trust Agreement, we have determined that we are the primary beneficiary for accounting purposes and must consolidate the Signal Trust. The impact of the consolidation of the Signal Trust on our financial statements was immaterial as of September 30, 2014 and December 31, 2013.

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
Other
As of June 30, 2014, due to the deteriorating financial condition of one of our fixed-fee licensees (the “Financially Distressed Licensee”), we determined that the patent license agreement with such licensee no longer met all of the revenue recognition criteria.   As a result, we reduced both accounts receivable and deferred revenue by $15.0 million as of the end of second quarter 2014.  This amount represented the amount due to us over the next twelve months from the Financially Distressed Licensee.  In third quarter 2014, the Financially Distressed Licensee filed for bankruptcy protection in both South Korea and the United States.  We will continue to monitor the situation and will resume revenue recognition under this patent license agreement if and when it again meets all of the revenue recognition criteria.
Arbitration with Arima Communications Corporation
On July 1, 2014, a panel convened by the American Arbitration Association’s International Centre for Dispute Resolution issued a final award in a dispute between InterDigital and Arima Communications Corporation (“Arima”), headquartered in Taiwan, regarding the obligations of the parties relating to Arima’s patent license agreement with the Company. This award was subsequently modified on July 14, 2014, resulting in an award to InterDigital of approximately $23.6 million (which included $14.5 million of unpaid patent license fees plus interest and related fees and costs). On July 2, 2014, we commenced an action in the Delaware District Court to confirm the arbitration award, and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million (which will continue to accrue interest until payment by Arima). On August 21, 2014, Arima filed a cross-petition to vacate, or in the alternative to modify, the arbitration award. The parties have fully briefed their respective petitions and are awaiting a decision from the Delaware District Court. We will recognize any related revenue in the period in which collectability is reasonably assured.
Revenue
Recurring revenue of $73.2 million in third quarter 2014 decreased $1.1 million over second quarter 2014 primarily due to lower fixed-fee royalties related to the expiration of the Apple agreement and the absence of revenue from the Financially Distressed Licensee, as discussed above. This decrease in fixed-fee royalties was partially offset by higher per-unit royalties. Additionally, past sales of $2.4 million in third quarter 2014 decreased $117.5 million over second quarter 2014, as second quarter 2014 included $118.4 million of past sales resulting from new agreements.
Stock Repurchase
During third quarter 2014, we repurchased 1.8 million shares of common stock for $79.6 million. Since the initiation of the Company's new $300 million share repurchase program in June 2014 and through October 29, 2014, we have repurchased 3.4 million shares of our common stock for a cumulative repurchase price of $142.9 million.
Intellectual Property Enforcement
Please see Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:
Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe certain of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. On January 16, 2014, the Administrative Law Judge ("ALJ") overseeing the proceeding granted a joint motion by InterDigital and Huawei to terminate the investigation as to Huawei, and on February 12, 2014, the USITC determined not to review the initial determination terminating the investigation as to Huawei. Certain of the asserted patents have been asserted against Nokia and ZTE in earlier pending USITC proceedings (including the Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014. On June 13, 2014, the ALJ issued an Initial Determination (“ID”) in the in the 337-TA-868 investigation. On August 8, 2014, the Commission determined to review in part the ID and terminated the investigation with a finding of no violation. On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 8, 2014 final determination.
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of the recently issued '244 patent. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the '244 patent. On December 30, 2013, the Delaware District Court granted the stipulation of dismissal filed by InterDigital and Huawei, terminating the Huawei district court action. On August 5, 2014, InterDigital and Samsung filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice. On September 26, 2014, the Delaware District Court re-scheduled the Nokia and MMO trial to commence on March 9, 2015. The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, which will be addressed at a later phase of the case.
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
The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review. In December 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. In January 2014, the court granted motions filed by the Nokia and ZTE Respondents for leave to intervene in the appeal. Oral argument in the appeal is scheduled for November 7, 2014.
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
Comparability of Financial Results
When comparing third quarter 2014 financial results against other periods, the following items should be taken into consideration:

•	Our third quarter 2014 revenue includes:

•	$2.0 million of patent sale revenue; and

•	$2.4 million of past sales.

•	Our third quarter 2014 operating expenses and income tax provision include:
•$0.7 million of non-cash cost of patents sold during the quarter;
•a $1.2 million adjustment related to payroll taxes and employment level tax credits, primarily due to an ongoing audit; and
•a $5.7 million discrete net benefit within our tax provision, related to U.S. research and development credits.
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
Second Quarter 2014 Agreements
As discussed in Note 3, Significant Agreements, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, each of the three patent license agreements signed during second quarter 2014 is a multiple-element arrangement for accounting purposes. Consistent with the revenue recognition policy disclosed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our 2013 Form 10-K, for each agreement, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
The impact that a five percent change to the following key estimate would have had on nine months ended September 30, 2014 revenue is summarized in the following table (in millions):

	Change in estimate
	+5%	-5%
Allocation to past patent royalties	$5.5	$(5.5)
Revenue from Non-financial Sources
During nine months ended September 30, 2014 and 2013, our patent licensing royalties were derived from patent license agreements ("PLAs") with twenty-five and twenty-one independent licensees, respectively. During nine months ended September 30, 2014 and 2013, we recognized revenue from two PLAs and one PLA, respectively, for which patents comprised less than one-third of the total consideration paid or due to us under those agreements. In addition, during nine months ended September 30, 2014, we recognized revenue from one PLA that was executed in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid or due to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA.
During nine months ended September 30, 2014 and 2013, 7% and 3%, respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions. We estimated the fair value of the patents in the above transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to this transaction.
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
The impact that a five percent change in the estimated value of the patents would have had on our nine months ended September 30, 2014 revenue, patent amortization and pretax income is summarized in the following table (in millions):

	Change in estimate
	+5%	-5%
Revenue	$1.3	$(1.3)
Patent Amortization	0.2	(0.2)
Pre-tax Income	$1.1	$(1.1)

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

Cash, cash equivalents and short-term investments
At September 30, 2014 and December 31, 2013, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2014	December 31, 2013	Increase / (Decrease)
Cash and cash equivalents	$368,799	$497,714	$(128,915)
Short-term investments	363,893	200,737	163,156
Total Cash and cash equivalents and short-term investments	$732,692	$698,451	$34,241
The increase in cash, cash equivalents and short-term investments was primarily attributable to $186.0 million of cash provided by operating activities, which was partially offset by capital investments of $52.8 million and $98.7 million of cash used by financing activities.
Cash flows from operations
We generated the following cash flows from our operating activities in first nine months 2014 and 2013 (in thousands):

	For the Nine Months Ended September 30,
	2014	2013	Increase / (Decrease)
Net cash provided by operating activities	$186,029	$218,720	$(32,691)

Cash provided by operations during first nine months 2014 included cash receipts of $431.5 million from patent license and technology solutions agreements and patent sales. We received $114.6 million of per-unit royalty payments, including past patent royalties, current royalties and prepayments, from existing customers, $305.3 million of fixed-fee payments from existing and new licensees, and $2.0 million of patent sale payments. Cash receipts from our technology solutions agreements totaled $9.6 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These items were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents and share-based compensation) of $141.8 million, cash payments for short-term incentive compensation of $11.0 million, cash payments for foreign source withholding and income taxes of $86.0 million and other changes in working capital.

The positive operating cash flow during first nine months 2013 was derived principally from cash receipts of $387.6 million from patent license and technology solutions agreements and patent sales. We received $340.8 million of per-unit royalty payments, including past sales, current royalties and prepayments, from existing customers, $2.0 million of patent sales and $28.9 million of fixed-fee payments. Included in the $340.8 million of per-unit cash receipts were prepayments totaling $242.4 million from existing licensees. Cash receipts from our technology solutions agreements totaled $15.9 million, primarily related to royalties and other license fees associated with our SlimChip modem core. These cash receipts and other changes in working capital were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of patents and share-based compensation) of $143.0 million, cash payments for short-term and long-term incentive compensation of $17.3 million, cash payments related to the VERP of $12.6 million and cash payments for foreign source withholding taxes of $2.8 million.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2014, and December 31, 2013 (in thousands), as follows:

	September 30, 2014	December 31, 2013	Increase / (Decrease)
Current assets	$959,993	$857,514	$102,479
Less: current liabilities	217,689	126,438	91,251
Working capital	742,304	731,076	11,228
Subtract:
Cash and cash equivalents	368,799	497,714	(128,915)
Short-term investments	363,893	200,737	163,156
Add:
Current deferred revenue	127,746	60,176	67,570
Adjusted working capital	$137,358	$92,801	$44,557

The $44.6 million net increase in adjusted working capital is primarily attributable to a net increase in accounts receivable of $41.3 million and a $19.2 million increase in deferred tax assets primarily related to new patent license agreements signed during second quarter 2014 and was partially offset by increases in accrued compensation and accounts payable.
Cash flows from investing and financing activities
We used net cash in investing activities of $216.2 million in first nine months 2014 and $12.7 million in first nine months 2013. We purchased $163.4 million, net of sales, and sold $25.1 million, net of purchases, of short-term marketable securities in first nine months 2014 and 2013, respectively. Investment costs associated with capitalized patent costs and acquisition of patents increased to $49.6 million in first nine months 2014 from $34.6 million in first nine months 2013, primarily due to an initial payment of $25.0 million on a $45.0 million patent acquisition made in first nine months 2014.
Net cash used by financing activities for first nine months 2014 was $98.7 million, a $98.4 million increase from first nine months 2013. This increase primarily resulted from $88.0 million of share repurchases and an $8.0 million increase in dividend payments related to the doubling of our quarterly dividend.
Other
Our combined short-term and long-term deferred revenue balance at September 30, 2014 was approximately $460.0 million, an increase of $156.0 million from December 31, 2013. We have no material obligations associated with such deferred revenue. The increase was due to a gross increase in deferred revenue of $270.9 million associated with fixed-fee agreement payments or payments due within twelve months and patents received in consideration for patent license agreements signed during second quarter 2014, which was partially offset by $119.2 million of deferred revenue recognized. The deferred revenue recognized was comprised of $88.5 million of amortized fixed-fee royalty payments and $28.1 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and $2.6 million of past patent royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the September 30, 2014 deferred revenue balance of $460.0 million by $127.7 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
Third Quarter 2014 Compared to Third Quarter 2013

Revenues
The following table compares third quarter 2014 revenues to third quarter 2013 revenues (in millions):

	For the Three Months Ended September 30,
	2014	2013	Increase/(Decrease)
Per-unit royalty revenue	$37.6	$26.3	$11.3	43%
Fixed-fee amortized royalty revenue	33.4	16.9	16.5	98%
Current patent royalties [a]	71.0	43.2	27.8	64%
Past patent royalties [b]	2.4	12.5	(10.1)	(81)%
Total patent licensing royalties	73.4	55.7	17.7	32%
Current technology solutions revenue [a]	2.2	3.3	(1.1)	(33)%
Past technology solutions revenue [b]	—	51.6	(51.6)	(100)%
Patent sales	2.0	—	2.0	100%
Total revenue	$77.6	$110.6	$(33.0)	(30)%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $33.0 million decrease in total revenue was primarily attributable to the $61.7 million decrease in past sales, which was partially offset by the $26.7 million increase in recurring revenues. Past sales decreased due to the inclusion in third quarter 2013 of $51.6 million related to the resolution of a technology solutions agreement arbitration and $12.3 million related to our arbitration with Pegatron Corporation ("Pegatron"). Current patent royalties increased due to increases in both fixed-fee amortized royalty revenue and per-unit royalty revenue. The new patent license agreements signed during second quarter 2014 contributed to the increased fixed-fee royalties, and were partially offset by the expiration of the Apple agreement and the absence of revenue from the Financially Distressed Licensee. Additionally, per-unit royalties increased $11.3 million primarily related to increased shipments by, and the coverage of additional products under, our agreement with Pegatron. Current technology solutions revenue decreased by $1.1 million primarily related to decreased shipments by one of our technology solutions customers.
In third quarter 2014 and third quarter 2013, 55% and 63% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2014 and third quarter 2013, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended September 30,
	2014	2013
Samsung Electronics Company, Ltd.	22%	—%
Pegatron Corporation	20%	14%
Sony Corporation of America	13%	< 10%
Intel Mobile Communications GmbH	< 10%	49%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2014 and third quarter 2013 by category (in millions):

	For the Three Months Ended September 30,
	2014	2013	Increase/ (Decrease)
Patent administration and licensing	$33.5	$36.8	$(3.3)	(9)%
Development	19.2	15.8	3.4	22%
Selling, general and administrative	9.6	8.9	0.7	8%
Total operating expenses	$62.3	$61.5	$0.8	1%

Operating expenses increased 1% to $62.3 million in third quarter 2014 from $61.5 million in third quarter 2013. The $0.8 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Depreciation and amortization	$3.2
Consulting services	2.1
Personnel-related costs	1.6
Commercial initiatives and Signal Trust	1.6
Cost of patent sales	0.7
Patent maintenance and patent evaluation	(1.2)
Intellectual property enforcement and non-patent litigation	(7.2)
Total increase in operating expenses	$0.8

The $0.8 million increase in operating expenses was primarily due to the $3.2 million increase in patent amortization primarily related to patent acquisitions made within the last year. The $2.1 million increase in consulting services was primarily related to the support of research and development projects and corporate initiatives that have ramped up over the last twelve months. The $1.6 million increase in personnel-related costs was primarily related to hiring activity. The $1.6 million increase in commercial initiatives and Signal Trust expense was related to a new commercial initiative launched in first half 2014 and the Signal Trust for Wireless Innovation (the "Signal Trust"), which was created in fourth quarter 2013. The $0.7 million increase in cost of patent sales was related to patents sold during the quarter, and represents the remaining net book value of the patents sold. The $1.2 million decrease in patent maintenance and patent evaluation was primarily due to decreased due diligence costs associated with both patent acquisition and patent sale opportunities. The $7.2 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in costs associated with the USITC actions and a decrease in patent maintenance. These decreases were partially offset by increases in patent amortization, cost of patent sales, personnel-related costs, and costs associated with the Signal Trust as described above.
Development Expense: The increase in development expense was primarily attributable to increases in personnel-related costs, consulting services, and commercial initiative-related costs as described above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to increases in personnel-related costs and consulting services as described above.
Other (Expense) Income
The following table compares third quarter 2014 other (expense) income to third quarter 2013 other (expense) income (in millions):

	For the Three Months Ended September 30,
	2014	2013	Change
Interest expense	$(4.0)	$(3.9)	$(0.1)	3%
Other	0.3	0.1	0.2	200%
Interest and investment income	0.5	0.8	(0.3)	(38)%
	$(3.2)	$(3.0)	$(0.2)	7%
In third quarter 2014, other expense was $3.2 million as compared to other expense of $3.0 million in third quarter 2013. The change between periods primarily resulted from lower returns on our investment balances during third quarter 2014 as compared to third quarter 2013.

Income tax provision
In third quarter 2014, our effective tax rate was approximately 3.8% as compared to 43.5% during third quarter 2013, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in the effective tax rate resulted from the impact of a discrete item in third quarter 2014 related to a $5.7 million net benefit from available U.S. federal research and development tax credits, along with lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
First Nine Months 2014 Compared to First Nine Months 2013
Revenues
The following table compares first nine months 2014 revenues to first nine months 2013 revenues (in millions):

	For the Nine Months Ended September 30,
	2014	2013	Increase/(Decrease)
Per-unit royalty revenue	$108.0	$81.7	$26.3	32%
Fixed-fee amortized royalty revenue	88.5	50.7	37.8	75%
Current patent royalties [a]	196.5	132.4	64.1	48%
Past patent royalties [b]	123.2	37.4	85.8	229%
Total patent licensing royalties	319.7	169.8	149.9	88%
Current technology solutions revenue [a]	7.1	4.2	2.9	69%
Past technology solutions revenue [b]	0.8	51.6	(50.8)	(98)%
Patent Sales	2.0	—	2.0	100%
Total revenue	$329.6	$225.6	$104.0	46%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $104.0 million increase in total revenue was primarily attributable to the $35.0 million increase in past sales, as well as the $64.1 million increase in current patent royalties. The new patent license agreements signed during second quarter 2014 contributed to the increased past sales, as well as the increase in fixed-fee royalties. The increase in fixed-fee royalties were partially offset by the expiration of the Apple agreement and the absence of revenue from the Financially Distressed Licensee. Additionally, per-unit royalty revenue increased $26.3 million primarily related to the $46.6 million royalty increase associated with increased shipments by, and the coverage of additional products under, our agreement with Pegatron. The increase in per-unit royalties from Pegatron was partially offset by a total decrease of $20.5 million attributable to certain of our other per-unit licensees with concentrations in the smartphone market. Current technology solutions revenue increased by $2.9 million primarily due to the inclusion of royalties on certain products upon the resolution of our arbitration with Intel Mobile Communications GmbH.
In first nine months 2014 and first nine months 2013, 52% and 65% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2014 and first nine months 2013, the following companies accounted for 10% or more of our total revenue:

	For the Nine Months Ended September 30,
	2014	2013
Samsung Electronics Company, Ltd.	37%	—%
Pegatron Corporation	15%	18%
Intel Mobile Communications GmbH	< 10%	24%
Sony Corporation of America	< 10%	13%
Blackberry Limited	< 10%	10%

Operating Expenses

The following table summarizes the changes in operating expenses between first nine months 2014 and first nine months 2013 by category (in millions):

	For the Nine Months Ended September 30,
	2014	2013	Increase/ (Decrease)
Patent administration and licensing	$97.6	$106.8	$(9.2)	(9)%
Development	57.5	45.4	12.1	27%
Selling, general and administrative	30.9	25.1	5.8	23%
Repositioning	—	1.5	(1.5)	(100)%
Total operating expenses	$186.0	$178.8	$7.2	4%
Operating expenses increased 4% to $186.0 million in first nine months 2014 from $178.8 million in first nine months 2013. Not including the $1.5 million in repositioning charges in first nine months 2013, operating expenses would have increased 5%. The $7.2 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in millions):

Increase/ (Decrease)
Performance-based incentive compensation	$15.4
Depreciation and amortization	6.4
Consulting services	3.7
Commercial initiatives and Signal Trust	2.5
Cost of patent sales	0.7
Personnel-related costs	0.6
Other	0.6
Patent maintenance and patent evaluation	(2.4)
Intellectual property enforcement and non-patent litigation	(18.8)
Total decrease in operating expenses not including repositioning charges	8.7
Repositioning	(1.5)
Total increase in operating expenses	$7.2

The $8.7 million increase in operating expenses was primarily due to the $15.4 million increase in performance-based incentive compensation, including both short-term and long-term compensation, that was primarily attributable to both a true-up to increase the beginning period compensation to the current accrual rate and higher accrual rates in first nine months 2014 as compared to significantly lower accrual rates in first nine months 2013. Patent amortization increased $6.4 million primarily due to patent acquisitions made within the last year. The $3.7 million increase in consulting services was primarily related to the support of research and development projects and corporate initiatives that have ramped up over the last twelve months. The $2.5 million increase in commercial initiatives and Signal Trust expense related to a new commercial initiative launched in first half 2014 and the Signal Trust, which was created in fourth quarter 2013. The $0.7 million increase in cost of patent sales is related to patents sold during the quarter, and represents the remaining net book value of the patents sold. The $0.6 million increase in personnel-related costs was primarily related to hiring activity. The $2.4 million decrease in patent maintenance and patent evaluation costs was primarily related to decreased due diligence costs associated with both patent acquisition and patent sale opportunities. The $18.8 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions and licensee arbitrations.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in costs associated with the USITC actions and licensee arbitrations and a decrease in patent maintenance. These decreases were partially offset by increases in patent amortization, performance-based incentive compensation, and costs associated with the Signal Trust as described above.
Development Expense: The increase in development expense was primarily attributable to increases in performance-based incentive compensation, consulting services, and commercial initiative-related costs as described above. In addition, a $1.0 million adjustment related to payroll taxes and employment level tax credits, primarily due to an ongoing audit, contributed to the increase.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to increases in performance-based incentive compensation and consulting services as described above.
Repositioning Expense: The decrease in repositioning expense was attributable to the absence of charges related to the VERP in first nine months 2014.

Other (Expense) Income
The following table compares first nine months 2014 other (expense) income to first nine months 2013 other (expense) income (in millions):

	For the Nine Months Ended September 30,
	2014	2013	Change
Interest expense	$(12.0)	$(11.5)	$(0.5)	4%
Other	0.2	(6.9)	7.1	(103)%
Interest and investment income	1.1	8.9	(7.8)	(88)%
	$(10.7)	$(9.5)	$(1.2)	13%
In first nine months 2014, other expense was $10.7 million as compared to other expense of $9.5 million in first nine months 2013. The change between periods primarily resulted from the $6.7 million investment impairment recognized during first nine months 2013, which was partially offset by the interest income associated with the Pegatron arbitration award received in second quarter 2013.
Income tax provision
In first nine months 2014, our effective tax rate was approximately 33.7% as compared to 41.4% during first nine months 2013, based on the statutory federal tax rate net of discrete federal and foreign taxes. The decrease in the effective tax rate resulted from the impact of a discrete item in first nine months 2014 related to a $5.7 million net benefit from available U.S. federal research and development tax credits, along with lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our September 30, 2014 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans and beliefs with respect to, our various litigation, arbitration and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 involving InterDigital Nokia and ZTE previously disclosed in the 2013 Form 10-K,the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the "First Quarter 2014 Form 10-Q") and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "Second Quarter 2014 Form 10-Q"). On August 8, 2014, the Commission determined to review in part the Administrative Law Judge's June 13, 2014 initial determination (the "ID") in the 337-TA-868 investigation and terminated the investigation with a finding of no violation. With respect to the ’966 and ’847 patents, the Commission determined not to review the ID’s construction of “successively transmitted signals”/”successively transmits signals,” and determined not to review the ID’s conclusion that, based on that construction, the accused products do not infringe and the domestic industry products do not practice the asserted claims of the ’966 and ’847 patents. The Commission also determined not to review the ID’s conclusion that claim 3 of the ’847 patent is not invalid for lack of written description. With respect to the ’151 patent, the Commission determined not to review the ID’s conclusion that the accused products do not infringe and the domestic industry products do not practice the “same physical downlink control channel” limitation of independent claims 1 and 16. The Commission also determined not to review the ID’s conclusion that claim 16 is invalid for indefiniteness. The Commission further determined to review the ID’s construction of “and to” in claim 16 of the ’151 patent, affording that term its plain and ordinary meaning. In view of that that construction, the Commission reversed the ID’s conclusion, which was based on the reversed claim construction, that claims 16-21 and 23-24 are not infringed. The Commission also determined to review the ID’s infringement analysis of the term “and if so” in claim 1 and, on review, took no position concerning whether the accused products practice the determining steps in sequence as required in claims 1-6 and 8-9. Except as noted above concerning whether the domestic industry products practice the asserted patents, the Commission took no position on the remaining domestic industry-related issues raised in the petitions for review. In addition, the Commission took no position on the FRAND issues raised by Respondents. On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 8, 2014 final determination.

In the related Delaware District Court proceeding, on August 8, 2014, the court issued a further claim construction ruling construing the term “synchronized to [a/the] pilot signal” to mean “establish a timing reference with a pilot signal.” On September 2, 2014, Nokia and Microsoft Mobile Oy ("MMO") moved the court for further construction of the term “logical connection” in the ’244 patent. InterDigital opposed that request. On September 22, 2014, the court denied the request of Nokia and MMO, declining to construe the term further.

On August 28, 2014, the Delaware District Court (1) granted in part InterDigital’s motion for summary judgment that the asserted ’151 patent is not unenforceable by reason of inequitable conduct, holding that only one of the references forming the basis of defendants’ allegations would remain in issue, (2) denied InterDigital’s motion for summary judgment that the asserted claims of the ’244 patent are not anticipated or obvious in view of the prior art, (3) granted InterDigital’s motion for summary judgment that the asserted claims of the ’966 and ’847 patents are not invalid for lack of enablement, but denied the motion as to written description, and (4) denied each of defendants’ June 10, 2014 motions for summary judgment.

On August 28, 2014, the Delaware District Court granted InterDigital’s motion to join MMO into the case, and granted in part and denied in part the cross-motion of Nokia Corp. and MMO to substitute, permitting MMO to enter the case as a defendant but declining to dismiss Nokia Corp. from the action.

On August 29, 2014, a final pre-trial conference was held for the Nokia and MMO trial. On that same day the Delaware District Court continued the trial as to Nokia and MMO to a date to be determined. On September 4, 2014, the defendants requested that the court permit the Nokia and MMO trial to proceed in place of the ZTE trial, scheduled to commence on October 20, 2014. InterDigital opposed that request. On September 16, 2014, the court denied defendants’ request. On September 26, 2014, the Delaware District Court re-scheduled the Nokia and MMO trial to commence on March 9, 2015.

The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. As noted above, the Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, which will be addressed at a later phase of the case.

Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China previously disclosed in the 2013 Form 10-K and the First Quarter 2014 Form 10-Q. The Chinese Supreme People's Court ("SPC") scheduled a hearing for October 31, 2014, regarding whether to grant a retrial of the FRAND proceeding. If the retrial is granted, the SPC will schedule a second hearing to decide the merits of the case.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 and the related Federal Circuit appeal involving InterDigital, Nokia and ZTE previously disclosed in the 2013 Form 10-K,the First Quarter 2014 Form 10-Q and the Second Quarter 2014 Form 10-Q. On August 8, 2014, InterDigital filed its reply brief in the Federal Circuit appeal. Oral argument is scheduled for November 7, 2014.
ZTE China Proceedings
Reference is made to the ZTE China Proceedings in which InterDigital was served in July 2014 with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China previously disclosed in the Second Quarter 2014 Form 10-Q. On August 7, 2014, InterDigital filed petitions challenging the jurisdiction of the Shenzhen Intermediate People's Court to hear the actions. On August 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the anti-monopoly law case. InterDigital filed an appeal of this decision on September 26, 2014. On September 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the FRAND case, and InterDigital filed an appeal of that decision on October 27, 2014. Hearing dates for both cases have yet to be scheduled.
LG Arbitration and Related Delaware Chancery Court Proceeding
Reference is made to the arbitration initiated against InterDigital by LG Electronics, Inc. ("LG") in March 2012 previously disclosed in the 2013 Form 10-K and the Second Quarter 2014 Form 10-Q. On August 20, 2014, the Court of Chancery of the State of Delaware dismissed with prejudice the action filed by LG on June 9, 2014 seeking a declaration that InterDigital breached a non-disclosure agreement between the parties by submitting certain evidence regarding the parties’ licensing communications to the arbitration tribunal, and seeking related injunctive relief. On August 28, 2014, LG filed a notice of appeal to the Delaware Supreme Court, and on October 13, 2014, LG filed its opening appeal brief. InterDigital's answer is due on November 12, 2014.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2013 Form 10-K, the First Quarter 2014 Form 10-Q and the Second Quarter 2014 Form 10-Q. On October 6, 2014, respondents filed a motion for summary determination that the accused products do not infringe the claims of the ’966 and ’847 patents, and for termination of the 337-TA-613 investigation. InterDigital filed its response to the motion on October 16, 2014.
Arbitration with Arima Communications Corporation
Reference is made to the arbitration with Arima previously disclosed in the Second Quarter 2014 Form 10-Q. On August 21, 2014, Arima filed a cross-petition to vacate, or in the alternative to modify, the arbitration award. The parties have fully briefed their respective petitions and are awaiting a decision from the Delaware District Court.
Investigation by Taiwan Fair Trade Commission
On December 6, 2013, InterDigital received notice from the Taiwan Fair Trade Commission (“TFTC”) that the TFTC had initiated an investigation to examine alleged anti-competitive behavior under Taiwan’s Fair Trade Act (FTA). Companies found to violate the FTA may be ordered to cease and rectify the unlawful conduct, take other necessary corrective action, and/or pay an administrative fine. InterDigital is fully cooperating with the TFTC’s investigation.

Arima China Proceeding
On September 22, 2014, InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China on July 9, 2014.  The complaint names as defendants InterDigital, Inc., InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc.  The complaint alleges that InterDigital has abused its dominant market position and violated China’s anti-monopoly laws by licensing its patents at excessively high prices, engaging in discriminatory treatment, and imposing unreasonable trading conditions. Arima seeks relief in the amount of 120.0 million RMB (approximately $19.5 million based on the exchange rate as of September 30, 2014), and an order requiring InterDigital to license all of its patents to Arima on a fair, reasonable and non-discriminatory basis. On October 22, 2014, InterDigital filed a petition challenging the jurisdiction of the Jiangsu High People's Court to hear the action. The court's decision on the jurisdictional issue is pending.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding Company purchases of its common stock during third quarter 2014.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2014 - July 31, 2014	461,500	$46.72	461,500	$270,011,481
August 1, 2014 - August 31, 2014	360,000	$43.65	360,000	$254,291,406
September 1, 2014 - September 30, 2014	993,500	$42.71	993,500	$211,978,931
Total	1,815,000	$44.59	1,815,000	$211,978,931
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
In addition, from October 1, 2014 through October 29, 2014, we repurchased 1.4 million shares at a cost of $54.9 million under the 2014 Repurchase Program.

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

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on October 30, 2014, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: October 30, 2014	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 30, 2014	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit 101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on October 30, 2014, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

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