Form 10-K
period 2014-12-31
InterDigital, Inc.
filed 2015-02-19
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,907,242,992 as of June 30, 2014.
The number of shares outstanding of the registrant’s common stock was 37,136,023 as of February 17, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2015 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

__________
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
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2014, InterDigital's wholly owned subsidiaries held a portfolio of approximately 20,500 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 2G, 3G, 4G and the IEEE 802 suite of standards. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select patent acquisitions. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices.
InterDigital derives revenues primarily from patent licensing and sales, with contributions from technology solutions licensing and sales and engineering services. In 2014, our total revenues were $415.8 million, an increase of $90.5 million compared to 2013. Our patent licensing revenues in 2014 were $403.4 million, an increase of $139.2 million compared to 2013. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the selected financial data in Part II, Item 6, and in the financial statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our objective is to continue to be a leading designer and developer of technology solutions and intellectual property for the mobile industry and to monetize those solutions and intellectual property through a combination of licensing, sales and other revenue opportunities.
To execute our strategy, we intend to:

•
Develop and source innovative technologies related to wireless. We intend to maintain a leading position in advanced mobile technology and to advance our position in the fields of the Internet of Things (IoT) and media content delivery by leveraging our expertise in digital cellular, wireless and video technologies to guide internal research and development capabilities and by directing our efforts in partnering with leading inventors and industry players to source new technologies.

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

•
Pursue commercial opportunities for our advanced platforms and solutions.  We intend to pursue, through our InterDigital Solutions unit, the commercialization of technology platforms and solutions. As part of our ongoing research and development efforts, InterDigital often builds out entire functioning platforms in various technology areas. InterDigital Solutions seeks to bring those technologies, as well as other technologies we may develop or acquire, to market through various structures including technology licensing, stand-alone commercial initiatives, joint ventures, and partnerships.

•
Maintain a collaborative relationship with key industry players and worldwide standards bodies.   We intend to continue contributing to the ongoing process of defining mobile standards and other industry-wide efforts and incorporating our inventions into those technology areas. Those efforts, and the knowledge gained through them, underpin internal development efforts and also help guide technology and intellectual property sourcing through partners and other external sources.

Technology Research and Development
InterDigital pursues a diversified approach to sourcing the innovations that underpin our business. That approach incorporates internally driven research and development efforts by our InterDigital Labs unit, as well as externally focused efforts by our Innovation Partners unit. Our efforts are guided by our vision of the future of mobile communications - The Living NetworkSM - which is articulated around the variables of content, context and connectivity, and how the interplay of these elements drives future technology capabilities and needs.
As of December 31, 2014, our patent portfolio consisted of approximately 1,700 U.S. patents (approximately 220 of which were issued in 2014) and approximately 10,600 non-U.S. patents (approximately 1,300 of which were issued in 2014). As of the same date, we also had numerous patent applications pending worldwide, with close to 1,200 applications pending in the United States and approximately 7,000 pending non-U.S. applications. The patents and applications comprising our portfolio relate predominantly to digital wireless radiotelephony technology (including, without limitation, 2G, 3G and 4G technologies). Issued patents expire at differing times ranging from 2015 through 2033. The company operates six research and development facilities in four countries, including the addition of research and development offices in London in 2013 and in Seoul in 2014.
InterDigital Labs
As an early and ongoing participant in the digital wireless market, InterDigital developed pioneering solutions for the primary cellular air interface technologies in use today, TDMA and CDMA. That early involvement, our continued development of those advanced digital wireless technologies and innovations in OFDM/OFDMA and MIMO technologies have enabled us to create our significant worldwide portfolio of patents. In conjunction with our participation in certain standards bodies, we have filed declarations stating that we have patents that we believe are or may be essential or may become essential to cellular and other wireless standards and that, with respect to our essential patents, we are prepared to grant licenses on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the respective standards organizations.
Our capabilities in the development of advanced mobile technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. As of December 31, 2014, InterDigital employed over 170 engineers, approximately 80% of whom hold advanced degrees (including 54 doctorate degrees). Over the last three years, investment in development has ranged from $64.7 million to $75.3 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided in the results of operations, under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
Our current research efforts are focused on technology solutions to solve the industry's challenges and unlock new capabilities related to connectivity, content delivery, and contextual data, particularly as they relate to handset and other connected devices, such as tablets and laptops, video content delivery, as well as areas of network infrastructure including spectrum research and wireless backhaul. We have taken a broad approach to solve these challenges, which includes air interface enhancements, policy-driven bandwidth management, cognitive radio and intelligent and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks, to enable richer multimedia experience with optimal data usage and radio network efficiency. From a connectivity standpoint, we are creating evolved system architectures that enable operation in small cells and additional frequency bands, improved cell-edge performance as well as device-to-device communications. These solutions provide interference mitigation across cells, uniform coverage and significantly improved data rates, system capacity and energy efficiency. We are also developing technologies that will optimize use of the current network resources by dynamically allocating and aggregating bandwidth across different networks and spectrum bands. With the goal of reducing the looming bandwidth supply/demand gap in mobile networks, our technologies will enable the aggregation, segregation and offload of traffic. Many of these technologies are being developed within the scope of the company's efforts to define future generations of wireless including 5G, which is expected to comprise a number of these technologies. In the field of video delivery, we are developing solutions that optimize the delivery of content to a range of devices based on contextual data, as well as helping to define and develop new compression technologies. In the field of machine-to-machine (M2M) applications and IoT, we are developing technologies to enable seamless interconnection for multiple access types (cellular, WLAN, WPAN) and M2M service frameworks that can be managed by an operator and leveraged by a diverse set of vertical applications.
Innovation Partners
To supplement our own development efforts, our Innovation Partners unit pursues an external sourcing model based around partnerships with leading inventors and research organizations, as well as the acquisition of technology and patent portfolios that align with InterDigital's roadmap. Building on collaborations entered into in 2013 with a wholly owned subsidiary of DDD Group plc, VTT Technical Research Centre of Finland, and BIO-key International Inc., Innovation Partners added new relationships in 2014, including an expansion of our relationship with McGill University and an agreement with IfU, an elite private research institution in Germany. The unit also evaluated and engaged in targeted acquisitions and investments in areas that are complementary to InterDigital Labs' main research areas.
InterDigital’s Technology Development Focus
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
Other Wireless Technologies
Our strong wireless background includes engineering and corporate development activities that focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802, IETF and ETSI standards. We are building a portfolio of technology related to Wi-Fi, WLAN, WMAN, WRAN and the digital cellular area that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (i.e., completed specifications such as 802.11n, 802.11ac, and 802.11ad and future specifications like 802.11ax and NG60), the use of lower frequency bands for IoT and other new use cases such as TV-Whitespace (802.11af) and sub 1 GHz (802.11ah), and fast initial link setup (802.11ai) to enhance hotspot operation (WFA HOTSPOT 2.0). High efficiency WLAN (HEW) and carrier grade Wi-Fi initiatives are investigating ways of bringing cellular-like quality to WLANs and we are actively participating (802.11ax). We have contributed to many earlier efforts that are complete or in the later phases of standardization such as handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), radio resource measurements (IEEE 802.11k), wireless network management (IEEE 802.11v), and wireless network security and broadband wireless (IEEE 802.16, including WiMAX wireless technology). We also are expanding our portfolio of technologies in areas such as M2M or MTC, mobility, spectrum management and session continuity within ETSI and IETF. In addition, we have commenced development of a portfolio related to improved video delivery, including solutions related to the ITU-T HEVC standards.
Patent-Based Revenue
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Samsung Electronics Co., Ltd. ("Samsung"), Sony Corporation of America ("Sony"), HTC Corporation and BlackBerry Limited, among others.
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
Signal Trust for Wireless Innovation
In 2013, InterDigital formed the Signal Trust for Wireless Innovation (the "Signal Trust"). The goal of the Signal Trust is to monetize a large InterDigital patent portfolio related to cellular infrastructure. More than 500 patents and patent applications were transferred to the Signal Trust, focusing primarily on 3G and LTE technologies and developed by InterDigital's engineers and researchers over more than a decade. A number of these innovations have been contributed to the worldwide standards process, resulting in a portfolio that includes patents for pioneering inventions that the company believes are used pervasively in the cellular wireless industry.
InterDigital has committed funding to the Signal Trust to help ensure its successful launch, and the company is also the primary beneficiary of the Signal Trust. The distributions from the Signal Trust will support continued research related to cellular wireless technologies. A small portion of the proceeds from the Signal Trust will be used to fund, through the Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate.
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
InterDigital Solutions
Our InterDigital Solutions unit is focused on incubating and commercializing market-ready technologies. These include:

•
Smart Access Manager, a bandwidth management solution for operators, infrastructure companies and device manufacturers. Smart Access Manager enables operators and others to integrate Wi-Fi management seamlessly into their offerings.

•	Perceptual Pre-Filter and other video technologies that enhance the streaming of high quality content while reducing bandwidth requirements.
InterDigital Solutions' mission also includes leveraging InterDigital's technology and people in strategic engineering services engagements that supplement the company's core research while acting as new sources of revenue.
Standalone Commercial Initiatives
We have identified several areas that present robust commercial opportunities. In such cases, we have chosen to establish separate commercial initiatives focused on the specific opportunity and developing commercial products to address the identified need. While such initiatives are in their early stages, they are potential revenue sources for the company. These initiatives currently consist of:

•
wot.ioTM, which offers a data service exchangeTM for connected device platforms. wot.ioTM solves the challenge of rapidly and flexibly extracting business value from connected data. This solution is independent of individual technologies and complements existing vendor platforms for organizations operating in the IoT and M2M markets.

•
XCellAirTM, a cloud-based, multi-vendor, multi-technology mobile network management and optimization solution that enables mobile network operators, mobile system operators and Internet service providers to manage, optimize and monetize heterogeneous network resources.

Convida Wireless
During 2012, we completed the formation of a joint venture with Sony. Called Convida Wireless, the joint venture combines InterDigital's advanced M2M research capabilities with Sony's consumer electronics expertise. Convida Wireless provides an outlet for driving new research in the growing M2M wireless communications field.
Wireless Communications Industry Overview
The wireless communications industry continues to experience rapid growth worldwide, as well as an expansion of device types entering the market. In smartphones alone, the market is seeing rapid expansion: IHS estimates that just over 480 million LTE handsets were shipped in 2014, and they expect that number to triple by 2018 (source: IHS, H2 2014 Mobile Handset Design Forecast Tool). In addition, new markets are emerging related to core wireless connectivity. IHS estimates that the IoT market will grow to more than 40 billion connected devices by 2019, and to more than 80 billion by 2025, spanning most industry segments (source: IHS - Consumer IoT, January 2015).
Global Mobile Device Shipments
Worldwide shipments of mobile handsets, mobile PCs and tablets, 2009-2018 ('000s). Source: IHS Consumer, Mobile & IT Market Tracker.

Global 3G & LTE Handset Shipments
Worldwide shipments of 3G and LTE mobile handsets, 2012-2018 ('000s). Source: IHS H2 2014 Mobile Handset Design Forecast Tool.
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
Standards have evolved in response to consumer demand for services and expanded capabilities of mobile devices. Cellular standards have evolved from voice-oriented services to multimedia services that exploit the higher speeds offered by newer technologies, such as LTE. The wireless communications industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and select public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectra within a relatively modest operating range. The IEEE wireless standards bodies are creating sets of standards to enable higher data rates, provide coverage over longer distances, enable roaming and integrate more fully with cellular networks.
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
Business Activities
2014 Patent Licensing Activity
During second quarter 2014, we entered into a patent license agreement with Samsung. The multi-year agreement also resolved all pending litigation between the companies. The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The agreement provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017 but has the potential to provide a license to Samsung for a total of ten years, including 2013.

We also entered into two additional patent license agreements during second quarter 2014, including a worldwide, non-exclusive, royalty bearing patent license agreement with Fujitsu Limited ("Fujitsu"). The agreement covers the sale of Fujitsu's 2G, 3G and 4G terminal unit and infrastructure equipment products, including LTE and LTE-Advanced products.
Customers Generating Revenues Exceeding 10% of Total 2014 Revenues
Samsung and Pegatron Corporation ("Pegatron") comprised approximately 33% and 18% of our total 2014 revenues, respectively.
As discussed above, in second quarter 2014, we entered into a patent license agreement with Samsung. During 2014, we recognized $138.0 million of revenue, including $86.3 million of past patent royalties and $51.7 million of recurring fixed-fee royalties, associated with this agreement.
In 2008, we entered into a patent license agreement with Pegatron (the “2008 Pegatron PLA”) that covers Pegatron and its affiliates. Under the terms of the 2008 Pegatron PLA, we granted Pegatron a non-exclusive, non-transferable, world-wide royalty-bearing license covering the sale of certain products designed to operate in accordance with 2G and 3G wireless standards ("Licensed Products"). In second quarter and fourth quarter 2013, we received arbitration awards in separate proceedings we initiated against Pegatron and Apple, respectively.  Taken together, these arbitration awards clarified that Pegatron owes us royalties on certain products it produces for Apple.  The Pegatron arbitration award confirmed that, to the extent that Pegatron manufactures Licensed Products for Apple that are not licensed under our 2007 patent license agreement with Apple (the "2007 Apple PLA"), those products are covered by the 2008 Pegatron PLA and are royalty bearing under that agreement.  Upon the expiration of the 2007 Apple PLA at the end of June 2014, Apple has become unlicensed as to all products that were covered under the agreement and therefore all Apple sales are unlicensed, except to the extent certain products are licensed under the terms of our license agreements with certain Apple suppliers, including Pegatron. We recognized $75.1 million of revenue under the 2008 Pegatron PLA in 2014, all of which was associated with sales of Apple products.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe any party is required to license our patents in order to manufacture and sell certain products and such party refuses to do so, we may institute legal action against them. This legal action has typically taken the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the United States International Trade Commission (“USITC” or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. Parties may bring administrative and/or judicial challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products. Parties may also allege that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer a license to that party on fair, reasonable and non-discriminatory terms and conditions. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not essential. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the company can result in the payment of damages for past patent royalties, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the manufacturer from manufacturing and/or selling the infringing product.
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
Employees
As of December 31, 2014, we had approximately 320 employees. None of our employees are represented by a collective bargaining unit.
Geographic Concentrations
We have one reportable segment. During 2014, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
South Korea	$144,398	$15,334	$118,078
Taiwan	115,955	128,551	40,394
United States	53,163	108,728	406,950
Japan	52,194	27,494	39,558
Sweden	24,530	—	—
Canada	15,422	36,148	40,667
Germany	5,293	4,539	3,470
Other Europe	4,064	3,004	4,700
China	800	1,563	9,246
Other Asia	2	—	—
Total	$415,821	$325,361	$663,063

At December 31, 2014, 2013 and 2012, we held $278.1 million, $215.9 million and $185.4 million, respectively, or nearly 100% in each year, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. At each of December 31, 2014, 2013 and 2012, we held less than $0.1 million of property and equipment, net of accumulated depreciation, collectively, in Canada, the United Kingdom and South Korea.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our corporate headquarters and administrative offices are located in Wilmington, Delaware, USA. Our research and technology development centers are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; San Diego, California, USA; Montreal, Quebec, Canada; London, England, United Kingdom; and Seoul, South Korea.

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
Risks Related to Our Business
Potential patent and litigation reform legislation and USPTO and international patent rule changes may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure and remedies that we may be entitled to in patent litigation and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. We continue to monitor and evaluate our strategies for research and development and patent prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.
Rulings in legal proceedings, potential legislation affecting the jurisdiction and authority of the U.S. International Trade Commission (“USITC”), and potential changes to the intellectual property rights (“IPR”) policies of worldwide standards bodies may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.
Rulings in our legal proceedings as well as those of third parties may affect our strategies for patent prosecution, licensing and enforcement.  For example, in recent years, the USITC and U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patentees, including the company. Decisions that occur in these forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction, and damages, in ways that are detrimental to the abilities of patentees to enforce patents and obtain damages awards. Similarly, legislation designed to reduce the jurisdiction and remedial authority of the USITC has periodically been introduced in Congress.  Any potential changes in the law, the IPR policies of standards bodies or other developments that reduce the number of forums available or the type of relief available in such forums (such as injunctive relief), restrict permissible licensing practices (such as our ability to license on a worldwide portfolio basis) or that otherwise cause us to seek alternative forums (such as arbitration or state court), would make it more difficult for InterDigital to enforce its patents, whether in adversarial proceedings or in negotiations.  Because we have historically depended on the availability of certain forms of legal process to enforce our patents and obtain fair and adequate compensation for our investments in research and development and the unauthorized use of our intellectual property, developments that undermine our ability to do so could have a negative impact on the company’s revenue and future licensing efforts.  We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.
Royalty rates, or other terms, under our patent license agreements could be subject to determination through arbitration or other third party adjudications or regulatory proceedings, and arbitrators or other third party adjudicators or regulators could determine that our patent royalty rates should be at levels lower than our agreed or historical rates.
Historically, the terms of our patent license agreements, including our royalty rates, have been reached through arms-length bilateral negotiations with our licensees. We could agree, as we have with Huawei pursuant to our December 2013 settlement agreement, to have royalty rates, or other terms, set by third party adjudicators such as arbitrators, and it is also possible that courts or regulators could decide to set or otherwise determine the fair, reasonable and non-discriminatory (“FRAND”) consistency of such terms. Changes to or clarifications of our obligations to be prepared to offer licenses to standards-essential patents on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, our current and prospective licensees could instigate legal proceedings or regulatory proceedings requesting third party adjudicators or regulators, such as China's National Development and Reform Commission and Taiwan's Fair Trade Commission, to set FRAND terms and conditions for, or determine the FRAND-consistency of current terms and conditions in, our patent license agreements. To the extent that our patent royalty rates are determined through arbitration or other third party adjudications or regulatory proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that such rates may be lower than our agreed or historical rates, which may have an adverse effect on our revenue and cash flow.
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
Domestic and foreign antitrust and other regulatory authorities, such as China's National Development and Reform Commission and Taiwan's Fair Trade Commission, have increased their scrutiny of the use of standards-essential patents in the mobile wireless industry, including the enforcement of such patents against competitors. Such scrutiny has resulted in, and may lead to additional, inquiries that may lead to enforcement actions against the company and/or impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could result in monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition.
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
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2014, Samsung and Pegatron accounted for approximately 33% and 18% of our total revenues, respectively. In the event that we are unable to renew one or more of such license agreements upon expiration, our future revenue and cash flow could be materially adversely affected. In addition, in the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. See Item 3, Legal Proceedings, in this Form 10-K for a description of our material legal proceedings. In addition, in the event that there is a material decrease in shipments of licensed products by one of our significant per-unit licensees, such as Pegatron (as a result of a change in the Apple supply chain or otherwise), our revenues from such licensee would significantly decline and our future revenue and cash flow could be materially adversely affected.
Royalty rates could decrease for future license agreements due to downward product pricing pressures and competition over a finite pool of patent royalties.
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates. There is also increasing downward pricing pressure on certain wireless products, including handsets, that we believe implement our patented inventions, and some of our royalty rates are tied to the pricing of handsets. In addition, a number of other companies also claim to hold patents that are essential with respect to products for the cellular market. The pricing pressure, as well as the number of patent holders seeking royalties on their cellular technologies, could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future revenue and cash flow.
Our plans to broaden our patent-based revenue sources through enhanced intellectual property sourcing, joint ventures, and developing technology in new areas may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to broaden our patent-based revenue sources through targeted acquisitions, research partnerships, joint ventures and the continued development of new technologies. There is no guarantee that we will succeed in acquiring or developing technology and patents or partnering with inventors and research organizations to add new dimensions to our existing portfolio of intellectual property and potentially create new patent licensing programs. Also, our development activities may experience delays, which could reduce our opportunities for patent sales and licensing. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
Our plans to expand our revenue sources through commercializing our market-ready technologies and developing new technology with commercial applicability may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to expand our revenue sources through the continued development, commercialization and licensing of technology projects. Our technology development activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, each of which could reduce our opportunities for technology sales and licensing. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts or delays or failures to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive. In addition, the commercialization of certain technologies could potentially lead to patent exhaustion or implied license issues that could limit the company’s ability to derive licensing revenue from certain patents under its patent licensing program. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
Our investments in new commercial initiatives may not generate meaningful revenues.
We have invested, and may continue to invest, in new businesses focused on commercializing technology that we have developed, incubated internally and/or acquired. Commercial success depends on many factors, including the demand for the technology, the highly competitive markets for our technology products, regulatory issues associated with such technology products, and effective marketing and licensing or product sales. In addition, our new technology offerings may require robust ecosystems of customers and service provides that may fail to materialize. Further, the establishment and operation of these commercial initiatives requires significant support, including technical, legal and financial resources. It is possible that these commercial initiatives will not be successful and/or will not achieve meaningful revenues for a number of years, if at all. Further, we may attempt to develop technologies or services that we believe we would be able to sell or license commercially using inside or outside technical, legal and financial resources. If our new commercial initiatives are not successful, or are not successful in the timeframe we anticipate, we may incur significant costs, our business may not grow as anticipated and/or our reputation may be harmed. The commercialization of certain technologies could potentially lead to patent exhaustion or implied license issues that could limit the company’s ability to derive licensing revenue from certain patents under its patent licensing program. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.

Our strategy to diversify our patent-based revenue by pursuing alternative patent licensing arrangements and patent sales may not be successful.
There is no guarantee that we will succeed in our pursuit of select patent licensing arrangements or patent sales, and, if we are successful, there is no guarantee that the revenue and cash flow generated through such patent sales or alternative licensing arrangements (including trust arrangements) will be greater than the revenue and cash flow we would have generated if we had retained and licensed the patents ourselves. In addition, potential licensees may be reluctant to enter into new patent license agreements, and current licensees may be reluctant to renew their agreements, either at all or on terms acceptable to the company, based on the belief that we plan to sell or transfer some of the patents we are asking them to license.
Our revenue and cash flow are dependent upon our licensees' sales and market conditions and other factors that are beyond our control or are difficult to forecast.
A significant portion of our licensing revenues are running royalty-based and dependent on sales by our licensees that are outside our control and that could be negatively affected by a variety of factors, including global and/or country-specific economic conditions, country-specific natural disasters impacting licensee manufacturing and sales, buying patterns of end users, competition for our licensees' products and any decline in the sale prices our licensees receive for their covered products. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the licensees of our products or technologies. Our revenue and cash flow also could be affected by (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms or within the timeframe we expect, (ii) a decline in the financial condition of any licensee or (iii) the failure of sales to meet market forecasts due to global economic conditions, political instability, natural disasters, competitive technologies or otherwise. It is also difficult to predict the timing, nature and amount of licensing revenue associated with past infringement and new licenses, strategic relationships and the resolution of legal proceedings. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition. In addition, some of our patent license agreements provide for fixed payments or prepayments that cover our licensees' future sales for a specified period and reduce future cash receipts from those licensees. As a result, our cash flow has historically fluctuated from period to period. Depending upon the payment structure of any new patent license agreements into which we may enter, such cash flow fluctuations may continue in the future.
Due to the nature of our business, we could be involved in a number of costly litigation, arbitration and administrative proceedings to enforce our intellectual property rights.
While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products, we may commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we could face counterclaims that challenge the essential nature of our patents, that our patents are invalid, unenforceable or not infringed or that we have not complied with certain commitments to standards-setting organizations (for example, that our royalty rates or other licensing terms and conditions are allegedly other than fair, reasonable and nondiscriminatory). As a result of enforcing our patents, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.
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
Our revenue may be affected by the deployment of next-generation wireless standards in place of 2G, 3G and 4G technologies or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
Although we own a growing portfolio of issued and pending patents related to 2G, 3G and 4G cellular technologies and non-cellular technologies, our patent portfolio licensing program for the next-generation wireless standards may not be as successful in generating licensing income as our current licensing programs. Although we continue to participate in worldwide standards bodies and contribute our intellectual property to the next-generation wireless standards, our technologies might not be adopted by the relevant standards, we may not be as successful in the licensing of next-generation products as we have been in licensing 2G, 3G and 4G products, or we may not achieve a level of royalty revenues on such products that is comparable to that which we have historically received on 2G, 3G and 4G products.
The licenses that we grant under our patent license agreements typically only cover products designed to operate in accordance with specified cellular technologies and that were manufactured or deployed or anticipated to be manufactured or deployed at the time of entry into the agreement. Also, we have patent license agreements with licensees that now offer for sale types of products that were not sold by such licensees at the time the patent license agreements were entered into and, thus, are not licensed by us. We do not derive patent licensing revenue from the sale of products by our licensees that are not covered by a patent license agreement. In order to grant a patent license for any such products, we will need to extend or modify our patent license agreements or enter into new license agreements with such licensees. We may not be able to modify these license agreements on financial terms acceptable to us, without affecting the other material terms and conditions of our license agreements with such licensees or at all. Further, such modifications may adversely affect our revenue on the sale of products covered by the license prior to modification.
We may engage in acquisitions or other strategic transactions or make investments that could result in significant changes, costs and/or management disruption and fail to enhance shareholder value.
We may acquire businesses, technology and/or intellectual property, enter into joint ventures or other strategic transactions, or make investments in other entities, by purchasing minority equity interests or corporate bonds/notes in publicly traded or privately held companies. In some cases, such strategic investments may serve as consideration for a license in lieu of cash royalties. Most strategic investments entail a high degree of risk and will not become liquid for a period of time, if at all. Acquisitions or strategic investments may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We could make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.
Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired companies, businesses and/or assets in an efficient and effective manner. The integration of acquired companies or businesses may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. We cannot assure you that the integration of acquired businesses, technology and/or intellectual property with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. In addition, any acquired company or business would be subject to its own risks that may or may not be the same as the risks already disclosed herein. We may not derive any commercial value from the acquired technology or intellectual property or from future technologies or products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by the indemnification protection we may obtain.
We face risks from doing business in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; currency control regulations and variability in the value of the U.S. dollar against foreign currency; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
We depend on key senior management, engineering, patent and licensing resources.
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, licensing, engineering and other skills. The market for such talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in patents and in licensing and with significant engineering experience in cellular and air interface technologies. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration, by our ability to offer competitive cash and equity compensation and work environment conditions and by the geographic location of our various offices. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.
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
The wireless communications industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. Any concentration or sale within the wireless industry may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. For example, in 2014, Samsung, Nokia and Apple collectively accounted for 44% of worldwide handset shipments. Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
Changes to our tax assets or liabilities could have an adverse effect on our consolidated financial condition or results of operations.
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. With our January 1, 2007 adoption of the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2014 and 2013, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
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
Many of our license agreements have fixed terms. Although we endeavor to renew license agreements with fixed terms prior to the expiration of the license agreements, due to various factors, including the technology and business needs and competitive positions of our licensees and, at times, reluctance on the part of our licensees to participate in renewal discussions, we may not be able to renegotiate the license agreements on acceptable terms before the expiration of the license agreement, on acceptable terms after the expiration of the license agreement, or at all. If there is a delay in renegotiating and renewing a license agreement prior to its expiration, there could be a gap in time during which we may be unable to recognize revenue from that licensee or we may be forced to renegotiate and renew the license agreement on terms that are more favorable to such licensee, and, as a result, our revenue and cash flow could be materially adversely affected. In addition, if we fail to renegotiate and renew our license agreements at all, we could lose existing licensees, and our revenue and cash flow could be materially adversely affected.
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
We are positioning some of our current development projects for the evolving advanced digital wireless markets. Certain of these markets may continue to develop at a slower rate or pace than we expect and may be of a smaller size than we expect. In addition, there could be fewer applications for our technology and products than we expect. The development of advanced wireless markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, pricing of advanced wireless infrastructure and mobile devices, rate of growth in telecommunications services and the availability of capital for, and the high cost of, radio frequency licenses and infrastructure improvements. Failure of the markets for our technologies and/or our products to materialize to the extent or at the rate we expect could reduce our opportunities for sales and licensing and could materially adversely affect our long-term business, financial condition and operating results.
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
From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, the company could be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in May 2014, the FASB and International Accounting Standards Board issued revenue guidance, Revenue from Contracts with Customers, that, once adopted by the company in 2017, could significantly impact the timing of revenue recognition for new and existing contracts with licensees. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- New Accounting Guidance. This and other potential changes in reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
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
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated. These attempts, which in some cases could be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business or personal information could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. In addition, to the extent that any future security breach results in inappropriate disclosure of our employees’, licensees’, or customers’ confidential and /or personal information, we may incur liability or additional costs to remedy any damages caused by such breach. We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.
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
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 3, 2012 to February 18, 2015, the trading price of our common stock has ranged from a low of $22.37 per share to a high of $54.90 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•
the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to licensing, technology development, litigation, arbitration and other legal proceedings in which we are involved and intellectual property impacting us or our business;

•	announcements concerning strategic transactions, such as commercial initiatives, joint ventures, strategic investments, acquisitions or divestitures;

•	financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	investor perceptions as to the likelihood of achievement of near-term goals;

•	changes in market share of significant licensees;

•	changes in operating performance and stock market valuations of other wireless communications companies generally; and

•	market conditions or trends in our industry or the economy as a whole.
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
Our total consolidated long-term debt as of December 31, 2014 was approximately $217.8 million. This level of debt could have significant consequences on our future operations, including:

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
Our current dividend policy, contemplates the payment of a regular quarterly cash dividend of $0.20 per share on our outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment and timing of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
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
Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in King of Prussia, Pennsylvania, USA; Melville, New York, USA; San Diego, California, USA; and Montreal, Quebec, Canada. The following table sets forth information with respect to our principal properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
King of Prussia, Pennsylvania	52,000	Administrative office and research space	Owned
Melville, New York	44,800	Administrative office and research space	February 2020
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Montreal, Quebec	17,300	Office and research space	June 2016
San Diego, California	11,800	Office and research space	April 2018
We are also a party to leases for several smaller spaces, including our offices in London, England, United Kingdom, and Seoul, South Korea that contain office and research space. In addition, we own a building in Washington, District of Columbia, USA, that houses administrative office space.
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
On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination (“ID”) to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the

Commission’s final determination were set for May 12, 2014 and September 10, 2014, respectively. The trial dates were unchanged, and the trial commenced on February 10, 2014 and ended on February 20, 2014. On April 18, 2014, the ALJ issued an initial determination extending the target date for completion of the investigation by approximately one month to October 14, 2014, thereby moving the due date for the ALJ's final initial determination to June 13, 2014. On May 16, 2014, the Commission determined not to review the ALJ’s initial determination extending the target date.
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

On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 8, 2014 final determination. On November 5, 2014, MMO and Nokia filed a motion for leave to intervene in the appeal. On November 6, 2014, ZTE also filed a motion for leave to intervene. The Federal Circuit granted both of these motions on November 7, 2014.
On December 29, 2014, InterDigital and the USITC filed a joint unopposed motion to stay the appeal pending the Federal Circuit’s final disposition in the appeal of the 337-TA- 800 investigation (described below). InterDigital also notified the court that it would not pursue its appeal of the Commission's determination as it relates to the '151 patent. The appeal is thus directed only to the '966 and '847 patents. The court granted the motion to stay on January 9, 2015.
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
On February 11, 2014, the Delaware District Court judge granted an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and any FRAND-related counterclaims. On January 5, 2015, the Delaware District Court entered a scheduling order that contained a schedule related to damages and FRAND-related issues. Accordingly, trials related to damages and FRAND-related issues are tentatively scheduled for March 21, 2016 with ZTE and April 11, 2016 with MMO.
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
The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The court issued formal judgment to this effect on October 29, 2014. As noted above, the Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, and trials related to damages and FRAND-related issues are tentatively scheduled for March 21, 2016 with ZTE and April 11, 2016 with MMO.
On November 26, 2014, ZTE filed a motion for judgment as a matter of law that the asserted claims of the '966, '847 and ’244 patents are not infringed and, in the alternative, for a new trial. InterDigital filed an opposition on December 15, 2014, and ZTE filed a reply on January 7, 2015. The motion is fully briefed and remains pending.
On December 12, 2014, MMO, Nokia Corp., and Nokia Inc. filed a motion for leave to file additional claim construction briefs relating to three claim terms of the ’244 patent. On January 5, 2015, InterDigital opposed defendants’

motion, and on January 15, 2015, defendants filed a reply in further support of their motion. On January 21, 2015, the court granted defendants’ motion as to two of the claim terms, permitting additional briefing in connection with those terms, and denied the motion as to the third.
On January 5, 2015, the court issued an order scheduling a claim construction hearing on February 27, 2015 to address the further construction of certain claim terms of the ’151 patent. On January 21, 2015 the court ordered that the scope of the two claim terms of the ’244 patent will also be addressed at the hearing on February 27, 2015. In its January 5, 2015 order, the court also scheduled the infringement trials against ZTE as to the '151 patent for April 20, 2015, and against Nokia and MMO as to the ’151 and ’244 patents for April 27, 2015. In addition, the order scheduled trial involving Nokia, MMO and InterDigital on the issue of inequitable conduct on May 6, 2015.
Huawei Arbitration
On December 23, 2013, InterDigital and Huawei agreed to engage in an expedited binding arbitration to resolve their licensing disputes. Pursuant to their agreement, on April 9, 2014, InterDigital and Huawei initiated an arbitration with the International Court of Arbitration of the International Chamber of Commerce (ICC) jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. An arbitration hearing was held on January 12-16, 2015. This arbitration is expected to be completed in 2015.
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
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC may convene a further hearing before deciding whether to grant a retrial. If the retrial is granted, the SPC will likely schedule one or more additional hearings before it issues a decision on the merits of the case.
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

On April 7, 2014, InterDigital filed its opening appellate brief. The USITC and intervenors Nokia and ZTE filed responsive briefs on July 1, 2014. InterDigital filed its reply brief on August 8, 2014. Oral argument occurred on November 7, 2014. On February 18, 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.3 million based on the exchange rate as of December 31, 2014), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
On August 7, 2014, InterDigital filed petitions challenging the jurisdiction of the Shenzhen Intermediate People's Court to hear the actions. On August 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the anti-monopoly law case. InterDigital filed an appeal of this decision on September 26, 2014. On September 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the FRAND case, and InterDigital filed an appeal of that decision on October 27, 2014. On December 18, 2014, the Guangdong High Court issued decisions on both appeals upholding the Shenzhen Intermediate Court’s decisions that it had jurisdiction to hear these cases. The Shenzhen Court has not yet set trial dates for the anti-monopoly law or FRAND cases. InterDigital filed a petition for retrial with the Supreme People’s Court regarding its jurisdictional challenges to both cases on February 10, 2015.
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
On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The final evidentiary hearing is scheduled to take place July 20-23, 2015.
Also on June 9, 2014, LG filed an action in the Court of Chancery of the State of Delaware seeking a declaration that InterDigital breached a non-disclosure agreement between the parties by submitting certain evidence regarding the parties’ licensing communications to the arbitration tribunal; LG also seeks related injunctive relief. On June 23, 2014, InterDigital filed a motion to dismiss LG’s complaint. The court held a hearing on InterDigital’s motion on July 16, 2014, and on August 20, 2014 the court dismissed the action without prejudice. On August 28, 2014, LG filed a notice of appeal to the Delaware Supreme Court. On October 13, 2014, LG filed its opening appeal brief, on November 12, 2014, InterDigital filed its answering brief and on December 1, 2014, LG filed its reply brief. The Delaware Supreme Court will hear oral argument on LG’s appeal on March 11, 2015.
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
On February 24, 2014, Nokia filed a motion for reconsideration of portions of the Commission’s February 12 order, arguing that the Commission’s remand of claims 6, 9, and 11 of the ‘847 patent was in error and seeking reconsideration of the Commission’s determination that Nokia waived certain non-infringement arguments. On March 4, 2014, InterDigital opposed Nokia’s motion as it related to the Commission’s determination of waiver of certain non-infringement arguments, but did not oppose the motion as it related to claims 6, 9, and 11 of the ‘847 patent. On March 24, 2014, the Commission issued a revised order and opinion dropping claims 6, 9, and 11 of the ‘847 patent from the remanded investigation and noting that Nokia’s petition for reconsideration was otherwise denied. On April 22, 2014, Nokia filed in the Federal Circuit a petition for a writ of mandamus to the USITC, requesting the court to order the Commission to address in the remand investigation the non-infringement arguments that the Commission determined Nokia has waived. On July 24, 2014, the Federal Circuit denied Nokia’s petition.
On March 5, 2014, the ALJ issued an order establishing August 28, 2015 as the target date for completion of the investigation (which order the Commission determined not to review on April 1, 2014), and a separate order setting the hearing in the matter for January 26-30, 2015.
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
On October 6, 2014, respondents filed a motion for summary determination that the accused products do not infringe the claims of the ’966 and ’847 patents, and for termination of the investigation. InterDigital opposed respondents’ motion on October 16, 2014, and on November 20, 2014, the ALJ denied respondents’ motion.
On November 17, 2014, InterDigital filed a motion for summary determination that the accused products meet certain claim elements of the ’966 and ’847 patents. On December 1, 2014, respondents filed an opposition to this motion, and on December 22, 2014, the ALJ denied InterDigital’s motion.
On December 1, 2014, InterDigital moved for an order substituting InterDigital Communications Corporation with InterDigital Communications, Inc. Respondents opposed the motion on December 11, 2014. The ALJ granted the motion on January 14, 2015. On January 22, 2015, respondents filed a petition for review of the ALJ’s order. InterDigital opposed the petition for review on January 29, 2015. The Commission has not yet ruled on respondents’ petition.
The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. Pursuant to the procedural schedule in issue, the ALJ’s initial determination is due no later than April 27, 2015, and the Commission must determine whether to review the ALJ’s initial determination no later than June 26, 2015. If the Commission determines to review the initial determination, its final determination will be due no later than August 28, 2015.
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
After InterDigital submitted an application for fees and costs, on July 1, 2014, the panel issued a final award, which was subsequently modified on July 14, 2014, resulting in an award of approximately $23.6 million. On July 2, 2014, InterDigital commenced an action in the Delaware District Court to confirm the arbitration award, and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million (which will continue to accrue interest until payment by Arima). On August 21, 2014, Arima filed a cross-petition to vacate, or in the alternative to modify, the arbitration award. The parties have fully briefed their respective petitions, and on December 11, 2014, the parties submitted a joint status report to the court. The parties are awaiting a decision from the court.
On September 10, 2014, InterDigital filed a petition for recognition of its arbitration award against Arima in the Shilin District Court in Taiwan.  Arima filed an opposition to that petition for recognition on January 14, 2015, including a motion to stay the enforcement proceeding, and InterDigital filed its brief in opposition to the motion to stay the proceeding on February 2, 2015.  The petition is under consideration by the Taiwan court.
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
Arima Taiwan Proceedings
On December 18, 2014, InterDigital was served with a complaint filed by Arima in Taiwan’s Intellectual Property Court on July 25, 2014. The complaint names as defendants InterDigital’s wholly owned subsidiaries InterDigital Technology

Corporation and IPR Licensing, Inc. The complaint alleges that InterDigital abused its dominant position by forcing Arima to sign its patent license agreement with InterDigital in 2005, setting an unreasonably high and discriminatory royalty rate, and including other abusive and discriminatory provisions in the license agreement, in violation of the Fair Trade Act of Taiwan. The complaint seeks damages in the amount of NTD 100,000,000 (approximately $3.2 million based on the exchange rate as of December 31, 2014), and that this amount be trebled as an intentional violation.  On December 18, 2014, InterDigital was also served with a motion filed by Arima on July 25, 2014 to enjoin its wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. from enforcing the terms of their patent license agreement with Arima.  On December 23, 2014, there was an initial hearing on these matters. InterDigital filed jurisdictional objections and an opposition to the injunction motion on January 23, 2015. On February 3, 2015, the Intellectual Property Court held a hearing on the jurisdictional issues and the injunction motion, during which Arima submitted a supplemental brief on jurisdiction. The court set of deadline of March 3, 2015 for Arima to submit its next brief, and March 19, 2015 for InterDigital to submit its response to Arima’s brief. Another hearing on those issues has been set for March 24, 2015.
Arima China Proceeding
On September 22, 2014, InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China on July 9, 2014.  The complaint names as defendants InterDigital, Inc., InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc.  The complaint alleges that InterDigital has abused its dominant market position and violated China’s anti-monopoly laws by licensing its patents at excessively high prices, engaging in discriminatory treatment, and imposing unreasonable trading conditions. Arima seeks relief in the amount of 120.0 million RMB (approximately $19.5 million based on the exchange rate as of December 31, 2014), and an order requiring InterDigital to license all of its patents to Arima on a fair, reasonable and non-discriminatory basis. On October 22, 2014, InterDigital filed a petition challenging the jurisdiction of the Jiangsu High People’s Court to hear the action. On December 11, 2014, Arima served an opposition to this jurisdictional challenge, and on January 9, 2015, InterDigital filed its reply to Arima’s opposition.  On January 16, 2015, the court held a hearing on the jurisdictional petition. On February 2, 2015, InterDigital filed a post-hearing statement on the jurisdictional challenge, along with a rebuttal opinion regarding Arima’s evidence related to the jurisdictional challenge. The court’s decision on the jurisdictional issue is pending.
Pegatron Civil Suit
We recently learned that on or about February 3, 2015, Pegatron Corporation, one of our licensees, filed a civil suit in Taiwan Intellectual Property Court against InterDigital, Inc. and certain of its subsidiaries alleging breach of the Taiwan Fair Trade Act.  We have not yet been served with or otherwise received a copy of the complaint.

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
Market Information
The NASDAQ Stock Market (“NASDAQ”) is the principal market for our common stock, which is traded under the symbol "IDCC." The following table sets forth the high and low sales prices of our common stock for each quarterly period in 2014 and 2013, as reported by NASDAQ.

2014	High	Low
First quarter	$33.60	$26.25
Second quarter	49.10	31.45
Third quarter	48.93	39.40
Fourth quarter	54.90	38.64

2013	High	Low
First quarter	$48.68	$41.67
Second quarter	48.60	38.60
Third quarter	41.24	35.02
Fourth quarter	39.87	28.53
Holders
As of February 17, 2015, there were 692 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2014 and 2013 were as follows (in thousands, except per share data):

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
Fourth quarter	0.20	7,500	27,153
	$0.70	$27,153

2013
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
Fourth quarter	0.10	4,031	16,383
	$0.40	$16,383
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

Performance Graph
The following graph compares five-year cumulative total returns of the company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2009 and that all dividends were re-invested. Such returns are based on historical results and are not intended to suggest future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among InterDigital, Inc., the NASDAQ Composite Index and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
InterDigital, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	12/09	12/10	12/11	12/12	12/13	12/14
InterDigital, Inc.	100.00	156.78	165.84	163.70	118.38	215.71
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Telecommunications	100.00	107.95	96.16	100.40	139.11	148.69

The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding company purchases of its common stock during fourth quarter 2014.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2014 - October 31, 2014	1,415,000	$41.20	1,415,000	$154,432,447
November 1, 2014 - November 30, 2014	138,600	$49.21	138,600	$147,639,950
December 1, 2014 - December 31, 2014	5,300	$49.95	5,300	$147,375,338
Total	1,558,900	$44.96	1,558,900	$147,375,338

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
In addition, from January 1, 2015 through February 18, 2015, we repurchased less than 0.1 million shares at a cost of $2.2 million under the 2014 Repurchase Program.

Item 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information contained in this Form 10-K.

	2014	2013	2012	2011	2010
	(in thousands except per share data)
Consolidated statements of operations data:
Revenues (a)	$415,821	$325,361	$663,063	$301,742	$394,545
Income from operations (b)	$168,960	$84,756	$419,030	$134,757	$235,873
Income tax provision (c)	$(52,108)	$(25,836)	$(136,830)	$(35,140)	$(84,831)
Net income applicable to Interdigital, Inc. common shareholders	$104,342	$38,165	$271,804	$89,468	$153,616
Net income per common share — basic	$2.65	$0.93	$6.31	$1.97	$3.48
Net income per common share — diluted	$2.62	$0.92	$6.26	$1.94	$3.43
Weighted average number of common shares outstanding — basic	39,420	41,115	43,070	45,411	44,084
Weighted average number of common shares outstanding — diluted	39,879	41,424	43,396	46,014	44,824
Cash dividends declared per common share (d)	$0.70	$0.40	$1.90	$0.40	$0.10
Consolidated balance sheets data:
Cash and cash equivalents	$428,567	$497,714	$349,843	$342,211	$215,451
Short-term investments	275,361	200,737	227,436	335,783	326,218
Working capital	638,010	731,076	641,434	595,734	440,996
Total assets	1,194,591	1,113,183	1,056,609	996,968	874,643
Total debt	217,835	208,813	200,391	192,709	468
Total InterDigital, Inc. shareholders’ equity	468,328	528,650	518,705	471,682	353,116
Noncontrolling interest	7,349	5,170	—	—	—
Total shareholders’ equity	$475,677	$533,820	$518,705	$471,682	$353,116

(a)
In 2014, our revenues included $125.0 million in past sales primarily related to newly signed license agreements. In 2013, our revenues included $127.0 million of past sales primarily related to arbitration awards. In 2012, our revenues included $384.0 million associated with patent sales.

(b)	Our income from operations included charges of $1.5 million and $12.5 million in 2013 and 2012, respectively, associated with actions to reposition the company’s operations.

(c)
In 2014, our income tax provision included the impact of a $4.2 million net tax benefit, primarily attributable to available U.S. federal research and development tax credits, which was partially offset by an audit settlement. In 2012, our income tax provision included a tax benefit of $6.7 million related to the release of valuation allowances on deferred tax assets, which we now expect to utilize. In 2011, our income tax provision included benefits of $6.8 million related to the favorable resolution of tax contingencies and $1.5 million associated with after-tax interest income on tax refunds. See Note 11 to the Consolidated Financial Statements for further discussion on these foreign tax credits.

(d)
In June 2014, we announced that our Board of Directors had approved a 100% increase in the Company's quarterly cash dividend, to $0.20 per share. On December 5, 2012, we announced that our Board of Directors had declared a special cash dividend of $1.50 per share on InterDigital common stock. The special cash dividend was payable on December 28, 2012 to stockholders of record as of the close of business on December 17, 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K.

Throughout the following discussion and elsewhere in this Form 10-K, we refer to “recurring revenues” and “past sales.”  Recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  Past sales are comprised of “past patent royalties” and “past technology solutions revenue.”
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
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2014, InterDigital's wholly owned subsidiaries held a portfolio of approximately 20,500 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 2G, 3G, 4G and the IEEE 802 suite of standards. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select patent acquisitions. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices.
InterDigital derives revenues primarily from patent licensing and sales, technology solutions licensing and sales and engineering services. In 2014, 2013, and 2012, our total revenues were $415.8 million, $325.4 million and $663.1 million, respectively. Our revenues in 2012 included $384.0 million related to the sale of less than ten percent of our patent portfolio. Our recurring revenues in 2014, 2013, and 2012 were $288.8 million, $198.3 million and $252.8 million, respectively.
In 2014, the amortization of fixed-fee royalty payments accounted for approximately 42% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue is variable in nature due to the per-unit structure of the related license agreements. Approximately 70% of this per-unit, variable portion for 2014 related to sales by our collection of Taiwanese licensees, the majority of which revenue was derived from the sale of Apple products.
New Agreements
During second quarter 2014, we entered into a patent license agreement with Samsung. The multi-year agreement resolved all pending litigation between the companies and set forth terms covering Samsung's sales of 3G, 4G and certain future generation wireless products. The agreement provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017 but has the potential to provide a license to Samsung for a total of ten years, including 2013. For the period through the earlier of any exercise or expiration of Samsung’s termination right, we expect to recognize revenue associated with this agreement on a straight-line basis. The amount of revenue we will recognize after 2017 will depend on, among other things, whether or not Samsung elects to terminate certain rights and obligations under the license and amounts payable in 2017 and thereafter. During 2014, we recognized $138.0 million of revenue, including $86.2 million of past patent royalties and $51.8 million in recurring fixed-fee royalties associated with this agreement. Consistent with our accounting policies, we have not recorded in accounts receivable any amounts due more than twelve months from the balance sheet date.
Additionally, during second quarter 2014, we entered into patent license agreements with two additional licensees. Both of these agreements cover infrastructure equipment and one of the agreements also covers terminal units. We recognized past sales from each agreement in second quarter 2014 and are recognizing future revenue from these agreements on a straight-line basis over their respective expected terms, beginning with second quarter 2014. A portion of the consideration received under these agreements was in the form of patents. In 2014, these two agreements contributed $48.1 million of revenue, including $16.0 million of recurring revenue and $32.1 million of past patent royalties.
Huawei Settlement Agreement
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. The agreement is based on an expedited process leading to a license on terms set by the arbitration panel, with the arbitration process expected to be completed in 2015.
Arbitration with Arima Communications Corporation
On July 1, 2014, a panel convened by the American Arbitration Association’s International Centre for Dispute Resolution issued a final award in a dispute between InterDigital and Arima Communications Corporation (“Arima”),

headquartered in Taiwan, regarding the obligations of the parties relating to Arima’s patent license agreement with the Company. This award was subsequently modified on July 14, 2014, resulting in an award to InterDigital of approximately $23.6 million (which included $14.5 million of unpaid patent license fees plus interest and related fees and costs). On July 2, 2014, we commenced an action in the Delaware District Court to confirm the arbitration award, and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million (which will continue to accrue interest until payment by Arima). On August 21, 2014, Arima filed a cross-petition to vacate, or in the alternative to modify, the arbitration award. The parties have fully briefed their respective petitions and are awaiting a decision from the Delaware District Court. On September 10, 2014, InterDigital filed a petition for recognition of its arbitration award against Arima in the Shilin District Court in Taiwan.  Arima filed an opposition to that petition for recognition on January 14, 2015.  The petition is under consideration by the Taiwan court. We will recognize any related revenue in the period in which collectability is reasonably assured.
Expiration and Termination of Patent License Agreements
Our patent license agreement with Apple, which covered certain Apple iPhones (but did not cover Apple iPads or any Apple products designed to operate on CDMA2000 or LTE networks), expired at the end of June 2014.  Because this was a fixed-fee agreement, we recognized the revenue associated with this agreement on a straight-line basis over the life of the agreement.  Upon expiration of the agreement, Apple has become unlicensed as to all products that were covered under the agreement and therefore all Apple sales are unlicensed, except to the extent certain products are licensed under the terms of our license agreements with certain Apple suppliers.
In addition, on October 31, 2014, we received notice of the termination of the patent license agreement from the court receiver for one of our fixed-fee licensees. As of November 1, 2014, all sales of products that were covered by such license are unlicensed. As of June 30, 2014, we had determined that the patent license agreement with such licensee no longer met all of the revenue recognition criteria and, as a result, we reduced both accounts receivable and deferred revenue by $15.0 million. This amount represented the amount due to us over the next twelve months from such licensee.
Together, the two agreements mentioned above contributed approximately $11.0 million to our patent licensing royalties during 2014.
Our patent license agreement with Sony expires at the end of November 2015. This is a fixed-fee agreement and, as a result, we continue to recognize revenue associated with this agreement on a straight-line basis over the life of the agreement. Upon expiration of this agreement, Sony will become unlicensed as to all products covered under the agreement. Including Sony, five patent license agreements, or portions of such agreements, are scheduled to expire during 2015, and, accordingly, we may not recognize revenue from each such license in every period in 2015. Collectively, these agreements contributed approximately $46.3 million of revenue to our patent licensing royalties in 2014.
Revenue
Recurring revenue in 2014 of $288.8 million increased 46% from the prior year. This $90.5 million year-over-year increase in recurring revenue was primarily driven by an increase in fixed-fee revenues attributable to new patent license agreements signed during 2014, as discussed above, as well as increased per-unit royalties that are primarily attributable to Pegatron.
Additionally, during 2014, we recognized $125.0 million of past sales revenue, primarily attributable to the new agreements discussed above, as compared to $127.0 million recognized in 2013. The 2013 past sales amount was primarily attributable to revenue recognized as a result of arbitration awards.
Refer to "Results of Operations -- 2014 Compared with 2013" for further discussion of our 2014 revenue.
USITC Proceedings
Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe certain of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. On January 16, 2014, the Administrative Law Judge ("ALJ") overseeing the proceeding granted a joint motion by InterDigital and Huawei to terminate the investigation as to Huawei, and on February 12, 2014, the USITC determined not to review the initial determination terminating the investigation as to Huawei. Certain of the asserted patents have been asserted against Nokia and ZTE in earlier pending USITC proceedings (including the Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014. On June 13, 2014, the ALJ issued an Initial Determination (“ID”) in the in the 337-TA-868 investigation. On August 8, 2014, the Commission determined to review in part the ID and terminated the investigation with a finding of no violation. On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 8, 2014 final determination. On December 29, 2014, InterDigital and the USITC filed a joint unopposed motion to stay the appeal pending the Federal Circuit’s final disposition in the appeal of the 337-TA- 800 investigation (described below). The court granted the motion to stay on January 9, 2015.
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of the recently issued '244 patent. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the '244 patent. On December 30, 2013, the Delaware District Court granted the stipulation of dismissal filed by InterDigital and Huawei, terminating the Huawei district court action. On August 5, 2014, InterDigital and Samsung filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice. On September 26, 2014, the Delaware District Court re-scheduled the Nokia and MMO trial to commence on March 9, 2015. The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, which will be addressed at a later phase of the case. The court has scheduled the infringement trials against ZTE as to the ‘151 patent for April 20, 2015, and against Nokia and MMO as to the ’151 and ’244 patents for April 27, 2015. Trials related to damages and FRAND-related issues are tentatively scheduled for March 2016 with ZTE and April 2016 with MMO.
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

The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review. In December 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. In January 2014, the court granted motions filed by the Nokia and ZTE Respondents for leave to intervene in the appeal. Oral argument in the appeal occurred in November 2014. On February 18, 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
On August 1, 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in this proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On February 12, 2014, the Commission issued a notice, order and opinion remanding the investigation to an ALJ. The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. The ALJ has set August 28, 2015 as the target date for completion of the investigation.
Please see Part I, Item 3, of this Form 10-K for a fuller discussion of our USITC proceedings.
Cash and Short-Term Investments
At December 31, 2014, we had $703.9 million of cash and short-term investments and up to an additional $527.7 million of payments due under signed agreements, including $51.7 million recorded in accounts receivable that is due within twelve months of the balance sheet date. A substantial portion of our cash and short-term investments relates to fixed and prepaid royalty payments we have received that relate to future sales of our licensees’ products. As a result, our cash receipts from existing licenses subject to fixed and prepaid royalties will be lower than if the royalty payments were structured to coincide with the underlying sales. During 2014, we recorded $560.6 million of cash receipts related to patent licensing, technology solutions agreements and patent sales as follows (in thousands):

Cash In
Fixed royalty payments	$285,041
Past fixed royalty payments	103,959
Current royalties	151,706
Technology solutions	11,649
Past per-unit patent royalties	3,726
Prepaid royalties	2,500
Patent sales	1,999
$560,580
The $287.5 million of fixed-fee and prepaid royalty cash receipts, together with a $48.7 million accrual of accounts receivable related to scheduled payments, more than offset the $163.1 million in deferred revenue recognized, resulting in a net $114.0 million increase in deferred revenue to $418.0 million at December 31, 2014. Approximately $223.7 million of our $418.0 million deferred revenue balance relates to fixed royalty payments that are scheduled to amortize as follows (in thousands):

2015	$124,695
2016	80,635
2017	15,823
2018	858
2019	858
Thereafter	857
$223,726
The remaining $194.3 million of deferred revenue primarily relates to prepaid royalties that will be recorded as revenue as our licensees report their sales of covered products.
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). We repurchased shares under the 2009 Repurchase Program through pre-arranged trading plans and completed the program in second quarter 2012. In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100 million to $200 million (the "2012 Repurchase Program"). Of the $200 million authorized under the 2012 Repurchase Program, $106.8 million was utilized prior to the termination of the program in June 2014. In June 2014, our Board of Directors authorized a new $300 million share repurchase program (the “2014 Repurchase Program"). We may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2009 Repurchase Program, the 2012 Repurchase Program and the 2014 Repurchase Program, in thousands.

	2009 Repurchase Program		2012 Repurchase Program		2014 Repurchase Program		Total All Programs
	# of Shares	Value	# of Shares	Value	# of Shares	Value	# of Shares	Value
2014	—	$—	—	$—	3,554	$152,625	3,554	$152,625
2013	—	—	917	29,135	—	—	917	29,135
2012	2,286	75,000	2,552	77,694	—	—	4,838	152,694
Prior to 2012	1,012	25,000	—	—	—	—	1,012	25,000
Total	3,298	$100,000	3,469	$106,829	3,554	$152,625	10,321	$359,454
In addition, from January 1, 2015 through February 18, 2015, we repurchased less than 0.1 million shares at a cost of $2.2 million under the 2014 Repurchase Program.
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
In 2014, our intellectual property enforcement costs decreased to $52.1 million from $75.0 million and $52.7 million in 2013 and 2012, respectively. This represented 39% of our 2014 total patent administration and licensing costs of $133.8 million. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Comparability of Financial Results
When comparing 2014 financial results against other periods, the following items should be taken into consideration:

•	Our 2014 revenue includes:

•	$125.0 million of past sales primarily related to the new patent license agreements signed during the year; and

•	$2.0 million of patent sale revenue.

•	Our 2014 operating expenses include:

•	$6.4 million of expenses to increase certain accrual rates under our incentive compensation plans;

•	a $1.2 million adjustment related to payroll taxes and employment level tax credits, primarily due to an ongoing audit; and

•	$0.7 million of non-cash cost of patents sold during the year.

•	Our 2014 other expense includes:

•	a charge of $0.6 million related to an impairment of an investment.

•	Our 2014 income tax provision includes:

•	a $5.8 million net tax benefit, primarily attributable to available U.S. federal research and development tax credits; and

•	a $1.6 million, net of federal benefit, charge related to an audit settlement.
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
Technology Solutions and Engineering Services
Technology solutions revenue consists primarily of revenue from royalty payments. We recognize revenue from royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements. Technology solutions revenues also consist of revenues from software licenses and engineering services.

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
2014 Multiple Element Arrangements
During 2014, we signed three patent license agreements that were considered multiple-element arrangements for accounting purposes. In accordance with our revenue recognition policy, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.

The impact that a five percent change to the following key estimate would have had on 2014 revenue is summarized in the following table (in thousands):

	Change in estimate
	+5%	-%5
Allocation to past patent royalties	$5,343	$(5,343)
Revenue from Non-financial Sources

During 2014, 2013, and 2012 our patent licensing royalties were derived from patent license agreements ("PLAs") with 25, 21, and 24 independent licensees, respectively. During 2014, 2013 and 2012, we recognized revenue from two PLAs, one PLA and one PLA, respectively, for which patents comprised less than one-third of the total consideration paid or due to us under those agreements. In addition, during 2014, we recognized revenue from one PLA that was executed in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid or due to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA. During 2014, 2013, and 2012 approximately 7%, 3%, 2% respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions. We estimated the fair value of the patents in the above transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to this transaction. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, assumed royalty rates, sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction. The impact that a five percent change in the estimated value of the patents would have had on 2014 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands):

	Change in estimate
	+5%	-%5
Revenue	$1,507	$(1,507)
Less: Patent amortization	332	(332)
Pre-tax income	$1,175	$(1,175)
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards and performance-based awards under our long-term compensation program ("LTCP"). Our LTCP typically includes annual grants with a three-year vesting period; as a result, in any one year, we are typically accounting for three active LTCP cycles.
The aggregate amount of performance compensation expense we record in a period, under both short-term and long-term performance compensation programs, requires the input of subjective assumptions and is a function of our estimated progress toward performance compensation goals at the beginning of the period, and our estimated progress or final assessment of progress toward performance compensation goals at the end of the period. Our estimated progress toward goals under performance equity grants is based on a meeting a minimum confidence level in accordance with ASC 718. Achievement rates can vary by performance cycle and from period to period, resulting in variability in our compensation expense.
If we had accrued all performance compensation cost throughout 2014 on the assumption that all plans would be paid out at 100%, we would have recorded $10.3 million less in compensation expense in 2014 than we actually recorded. There are two LTCP cycles that will carry over into 2015, for which if we record the performance-based incentive components at a 100% accrual rate during 2015, we estimate that we will record $4.5 million in incentive-based compensation for those cycles in 2015.
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued, net of any estimated award forfeitures. This requires us to make subjective assumptions around the value of the equity at the time of issuance and the expected forfeiture rates, which in both cases are generally based on historical experience. The estimated value of stock options includes assumptions around expected life, stock volatility, and dividends. The expected life of our stock option awards are based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term. In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance.
The below table summarizes our performance-based and other share-based compensation expense for 2014, 2013 and 2012, in thousands:

	2014		2013		2012
Short-term incentive compensation	$20,404		$10,550		$8,469
Time-based awards	6,734		4,641		4,761
Performance-based awards (d)	8,947	a	7,260	b	8,204	c
Other share-based compensation	2,814		4,039		1,702
Total performance-based and other share-based compensation expense	$38,899		$26,490		$23,136

(a) Included in 2014 is a charge of $4.8 million to increase the accrual rates under our LTCP driven by the company's success toward achieving goals for the related cycles.
(b) Included in 2013 is a charge of $6.5 million to increase the accrual rates under our LTCP driven by the company's success toward achieving goals for the related cycles.

(c) Included in 2012 is a charge of $4.4 million to increase the accrual rates under our LTCP driven by the company's success toward achieving goals for the related cycles.
(d) In January 2013, the Compensation Committee of our Board of Directors determined that the performance-based component of two then existing performance cycles would be paid out in equity (as opposed to making the determination at the end of the respective cycles as to whether to pay out in cash or equity), and, therefore, performance-based RSUs for such cycles were immediately granted. As the determination was made subsequent to December 31, 2012, the performance-based awards for such cycles were accounted for as cash awards during 2012 and as equity awards in 2013 and 2014.
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
Between 2006 and 2014, we paid approximately $239.8 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.
During 2014, we completed research and development credit studies for the periods from 2010 through 2013. As a result of the study, we amended our United States federal income tax returns for the periods from 2010 through 2012 to claim the research and development credit for those periods. After all periods were amended and the 2013 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the tax credits in the amount of $5.7 million. Additionally, in 2014, we recognized a benefit after consideration of any unrecognized tax benefits of $0.9 million for the estimated research and development credit for 2014. In addition, in 2014 we recorded $0.7 million of unrecognized tax benefits related to other matters.
New Accounting Guidance
Accounting Standards Update: Discontinued Operations
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.
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
Legal Proceedings
We are routinely involved in disputes associated with enforcement and licensing activities regarding our intellectual property, including litigations, arbitrations and other proceedings. These litigations, arbitrations and other proceedings are important means to enforce our intellectual property rights. We are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Refer to Part I, Item 3, of this Form 10-K for a description of our material legal proceedings.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations and existing stock repurchase program and dividend program for the next twelve months. We also may from time to time access the capital markets to augment our liquidity position as our business dictates and to take advantage of favorable interest rate environments or other market conditions.
Cash, cash equivalents and short-term investments
At December 31, 2014 and December 31, 2013, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	December 31, 2014	December 31, 2013	Increase / (Decrease)
Cash and cash equivalents	$428,567	$497,714	$(69,147)
Short-term investments	275,361	200,737	74,624
Total cash and cash equivalents and short-term investments	$703,928	$698,451	$5,477
The increase in cash, cash equivalents and short-term investments was primarily attributable to $242.0 million of cash provided by operating activities, which was partially offset by the cost of repurchasing common stock of $152.6 million, dividend payments of $23.7 million and $65.3 million in capital investments, including capitalized patent costs and patent acquisitions.
Cash flows from operations
We generated the following cash flows from our operating activities in 2014 and 2013 (in thousands):

	For the Year Ended December 31,
	2014	2013	Increase / (Decrease)
Cash flows provided by operating activities	$242,013	$218,175	$23,838
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $23.8 million was primarily attributable to an increase in cash receipts of $119.6 million primarily from new agreements signed during the year. These cash receipts were offset by an increase in cash outflows of $71.5 million primarily due to income taxes paid. The table below provides the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2014 and 2013 (in thousands).

	For the Year Ended December 31,
	2014	2013	Increase / (Decrease)
Cash Receipts:
Fixed fee royalty payments [a]	$389,000	$42,150	$346,850
Current royalties [b]	155,432	132,518	22,914
Technology solutions	11,649	19,882	(8,233)
Prepaid royalties	2,500	242,401	(239,901)
Patent Sales	1,999	4,000	(2,001)
Total cash receipts	$560,580	$440,951	$119,629

Cash Outflows:
Cash operating expenses [c]	(185,421)	(191,280)	5,859
Income taxes paid [d]	(114,876)	(24,961)	(89,915)
VERP payments	—	(12,600)	12,600
Total cash outflows	(300,297)	(228,841)	(71,456)

Other working capital adjustments	(18,270)	6,065	(24,335)

Cash flows provided by operating activities	$242,013	$218,175	$23,838

(a) Fixed fee royalty payments for the year ended December 31, 2014 include $118.4 million of cash receipts recognized as past sales revenue.
(b) Current patent royalty payments for the years ended December 31, 2014 and 2013 include $3.7 million and $73.8 million, respectively, of cash receipts recognized as past sales revenue.
(c) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(d) Income taxes paid include foreign withholding taxes.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2014 and December 31, 2013 (in thousands) as follows:

	December 31, 2014	December 31, 2013	Increase / (Decrease)
Current assets	$843,179	$857,514	$(14,335)
Less: current liabilities	205,169	126,438	78,731
Working capital	638,010	731,076	(93,066)
Subtract:
Cash and cash equivalents	428,567	497,714	(69,147)
Short-term investments	275,361	200,737	74,624
Add:
Current deferred revenue	124,695	60,176	64,519
Adjusted working capital	$58,777	$92,801	$(34,024)

The $34.0 million decrease in adjusted working capital in 2014 compared to 2013 is primarily attributable to decreases in accounts receivable from patent license agreements, as well as a net increase in current liabilities. The decrease in accounts receivable is primarily attributable to the collection of per-unit receivables as well as a decrease associated with the previously discussed terminated patent license agreement with one of our fixed-fee licensees. The net increase in current liabilities is primarily attributable to higher accounts payable, related to a payment due on a patent purchase, and higher accrued compensation, due to higher achievement levels with respect to our short-term incentive compensation goals. These decreases to adjusted working capital were partially offset by an increase in deferred tax assets related to the expected utilization of timing differences between book and tax recognition.
Cash used in or provided by investing and financing activities
We used net cash in investing activities of $140.3 million and $38.3 million, respectively, in 2014 and 2013. We purchased $75.0 million, net of sales, and sold $25.3 million, net of purchases, of short-term marketable securities in 2014 and 2013, respectively. The change was primarily due to higher cash receipts in 2014. Investment costs associated with capitalized patent costs and acquisition of patent costs decreased to $58.2 million in 2014 from $59.1 million in 2013, primarily due to a decreased investment in patent acquisitions in 2014.
Net cash used in financing activities increased by $138.9 million in 2014 primarily due to an increase in repurchases of common stock of $123.5 million, an increase in dividend payments of $11.4 million, and a decrease in proceeds from non-controlling interests of $2.6 million.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2014 was approximately $418.0 million, an increase of $114.0 million from December 31, 2013. We have no material obligations associated with such deferred revenue. The increase in deferred revenue was primarily due to a gross increase in deferred revenue of $272.9 million, primarily associated with new prepayments, which was partially offset by $163.1 million of deferred revenue recognized. This deferred revenue recognized was comprised of $121.9 million of amortized fixed-fee royalty payments and $26.2 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the December 31, 2014 deferred revenue balance of $418.0 million by $124.7 million over the next twelve months. Additional reductions to deferred revenue over the next twelve months will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
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
The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2.50% Senior Convertible Notes due 2016	$230,000	$—	$230,000	$—	$—
Contractual interest payments on Notes	7,188	5,750	1,438	—	—
Operating lease obligations	15,016	3,121	7,176	4,719	—
Purchase obligations (a)	37,132	37,132	—	—	—
Total contractual obligations	$289,336	$46,003	$238,614	$4,719	$—

(a)
Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet at December 31, 2014 included a $1.4 million noncurrent liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
RESULTS OF OPERATIONS
2014 Compared with 2013
Revenues
The following table compares 2014 revenues to 2013 revenues (in thousands):

	For the Year Ended December 31,
	2014	2013	(Decrease)/Increase
Per-unit royalty revenue	$157,250	$122,709	$34,541	28%
Fixed-fee amortized royalty revenue	121,903	67,658	54,245	80%
Current patent royalties [a]	279,153	190,367	88,786	47%
Past patent royalties [b]	124,236	73,808	50,428	68%
Total patent licensing royalties	403,389	264,175	139,214	53%
Patent sales	1,999	—	1,999	100%
Current technology solutions revenue [a]	9,633	7,960	1,673	21%
Past technology solutions revenue [b]	800	53,226	(52,426)	(98)%
Total revenue	$415,821	$325,361	$90,460	28%

a.     Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.     Past sales consist of past patent royalties and past technology solutions revenue.

The $90.5 million increase in total revenue was primarily attributable to the $88.8 million increase in current patent royalties and a $50.4 million increase in past patent royalties. The new patent license agreements signed during 2014, as discussed above, contributed $186.1 million in total to the increased fixed-fee and past patent royalties. These increases were partially offset by a decrease of $13.6 million in fixed-fee amortized royalty revenue related to agreements that have expired or were terminated, and past patent royalties in 2013 included approximately $71.4 million recognized as a result of arbitration awards received in 2013. Additionally, per-unit royalty revenue increased $34.5 million, and was primarily related to a $49.8 million increase associated with increased shipments by, and the coverage of additional products under, our agreement with Pegatron. This increase in per-unit royalties from Pegatron was partially offset by a total decrease of $15.3 million attributable to certain of our other per-unit licensees with concentrations in the smartphone market. Current technology solutions revenue increased by $1.7 million primarily due to the inclusion of royalties on certain products upon the resolution in 2013 of our arbitration with Intel Mobile Communications GmbH ("Intel"). These increases were partially offset by a decrease in past technology solutions revenue of $52.4 million, primarily due to revenue that was recognized in 2013 as a result of the award received upon the resolution of the Intel arbitration.
    In 2014 and 2013, 51% and 60% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2014 and 2013, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2014	2013
Samsung [a]	33%	—%
Pegatron [b]	18%	30%
Intel [c]	< 10%	18%
Sony	< 10%	12%
a. 2014 revenues include $86.3 million of past patent royalties.
b. 2013 revenues include $71.4 million of past patent royalties.
c. 2013 revenues include $53.3 million of past technology solutions revenue.
Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2014	2013	Increase/(Decrease)
Patent administration and licensing	$133,808	$143,037	$(9,229)	(6)%
Development	75,300	64,729	10,571	16%
Selling, general and administrative	37,753	31,295	6,458	21%
Repositioning	—	1,544	(1,544)	(100)%
Total operating expenses	$246,861	$240,605	$6,256	3%
Operating expenses increased 3% to $246.9 million in 2014 from $240.6 million in 2013. The $6.3 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/ (Decrease)
Performance-based incentive compensation	$13,441
Depreciation and amortization	8,490
Consulting services	4,603
Commercial initiatives and Signal Trust	4,460
Personnel-related costs	1,844
Cost of patent sales	700
Other	120
Patent maintenance and evaluation	(2,963)
Intellectual property enforcement	(22,895)
Total increase in operating expenses not including repositioning charge	7,800
Repositioning charge	(1,544)
Total increase in operating expenses	$6,256
The $13.4 million increase in performance-based incentive compensation, including both short-term and long-term compensation, was primarily attributable to both a true-up to increase the beginning period compensation to the current accrual rate and higher accrual rates in 2014 as compared to significantly lower accrual rates in 2013. The $8.5 million increase in depreciation and amortization was primarily due to patent acquisitions made during the past two years, along with the organic annual growth of our patent portfolio. The $4.6 million increase in consulting services was primarily related to the support of research and development projects and corporate initiatives that have ramped up over the last twelve months. The $4.5 million increase in commercial initiatives and Signal Trust expense was related to a new commercial initiative launched in 2014 and the Signal Trust for Wireless Innovation (the "Signal Trust"), which was created in fourth quarter 2013. Personnel-related costs increased $1.8 million primarily due to hiring activity during 2014. The $0.7 million increase in cost of patent sales was related to patents sold during the year, and represents the remaining net book value of the patents sold. The $3.0 million decrease in patent maintenance and evaluation costs was primarily related to decreased due diligence costs associated with both patent acquisition and patent sale activities. The $22.9 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions and licensee arbitrations.
Patent administration and licensing expense:  The $9.2 million decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in intellectual property enforcement and patent maintenance and evaluation costs, partially offset by increases in performance-based incentive compensation and patent amortization described above.
Development expense:  The $10.6 million increase in development expense was primarily attributable to the above-noted increases in performance-based compensation, consulting services, and costs related to commercial initiatives and the Signal Trust as described above.
Selling, general and administrative expense:  The $6.5 million increase in selling, general and administrative expense was primarily attributable to the above-noted increases in performance-based compensation and personnel-related costs.
Repositioning expense: As part of our ongoing expense management, we initiated the VERP in September 2012. Approximately 60 employees elected to participate in the VERP across five locations. We incurred charges of zero and $1.5 million in 2014 and 2013, respectively.
Other (Expense) Income
The following table compares 2014 other (expense) income to 2013 other (expense) income (in thousands):

	For the Year Ended December 31,
	2014	2013	(Decrease)/Increase
Interest expense	$(16,084)	$(15,475)	$(609)	4%
Other than temporary impairment and other	(747)	(22,058)	21,311	(97)%
Interest and investment income	1,399	14,296	(12,897)	(90)%
	$(15,432)	$(23,237)	$7,805	(34)%
The change in other expense primarily resulted from the recognition of a $21.7 million investment impairment on our investment in Pantech Co., Ltd. ("Pantech") during 2013, partially offset by a decrease in investment income attributable to $11.8 million of interest income associated with arbitration awards received during 2013.
Income Taxes
In 2014, our effective tax rate was approximately 33.9% as compared to 42.0% in 2013, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in the effective tax rate from 2013 to 2014 resulted primarily from a $6.3 million net benefit from research and development tax credits covering the periods 2010 through 2014, which was partially offset by an audit settlement. The decrease in the effective tax rate also resulted from the impact of lower forecasted state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
2013 Compared with 2012

Revenues
The following table compares 2013 revenues to 2012 revenues (in thousands):

	For the Year Ended December 31,
	2013	2012	Increase/ (Decrease)
Per-unit royalty revenue	$122,709	$115,295	$7,414	6%
Fixed-fee amortized royalty revenue	67,658	135,056	(67,398)	(50)%
Current patent royalties [a]	190,367	250,351	(59,984)	(24)%
Past patent royalties [b]	73,808	26,238	47,570	181%
Total patent licensing royalties	264,175	276,589	(12,414)	(4)%
Patent sales	—	384,000	(384,000)	(100)%
Current technology solutions revenue [a]	7,960	2,474	5,486	222%
Past technology solutions revenue [b]	53,226	—	53,226	100%
Total revenue	$325,361	$663,063	$(337,702)	(51)%
a.     Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.     Past sales consist of past patent royalties and past technology solutions revenue.
The $337.7 million decrease in total revenue was primarily attributable to the $384.0 million decrease in patent sales revenue and a $60.0 million decrease in current patent royalties. These decreases were partially offset by increases to past patent royalties of $47.6 million and technology solutions revenue of $58.7 million, each primarily related to the resolution of arbitrations during 2013. The decrease in patent sales was due to the company's 2012 sales of patents to Intel Corporation (the "Intel patent sale") and Nufront Mobile Communications Technology Co. Ltd. The majority of the current patent royalties decrease was attributable to a fixed-fee amortized royalty revenue decrease primarily due to the expiration of the 3G portion of our patent license agreement with Samsung at the end of 2012, which was partially offset by the addition of fixed-fee amortized royalty revenue from the Sony patent license agreement signed in fourth quarter 2012. Additionally, per-unit royalty revenue increased $7.4 million primarily due to the inclusion of certain products as a result of the combination of the 2013 Pegatron and Apple arbitration awards.

In 2013 and 2012, 60% and 72% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2013 and 2012, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2013	2012
Pegatron [a]	30%	< 10%
Intel Mobile Communications GmbH [b]	18%	< 10%
Sony	12%	< 10%
Samsung	—%	15%
Intel Corporation	—%	57%

(a) 2013 revenues include $71.4 million of past patent royalties.
(b) 2013 revenues include $53.3 million of past technology solutions revenue.

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2013	2012	Increase/(Decrease)
Patent administration and licensing	$143,037	$126,284	$16,753	13%
Development	64,729	67,862	(3,133)	(5)%
Selling, general and administrative	31,295	37,351	(6,056)	(16)%
Repositioning	1,544	12,536	(10,992)	(88)%
Total operating expenses	$240,605	$244,033	$(3,428)	(1)%
Operating expenses decreased 1% to $240.5 million in 2013 from $244.1 million in 2012. Not including $1.5 million and $12.5 million in repositioning charges in 2013 and 2012, respectively, operating expenses would have increased 3%. The $3.4 million decrease in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/ (Decrease)
Cost of patent sales	(16,644)
Personnel-related costs	(4,734)
Performance-based incentive compensation	(1,075)
Other	1,466
Consulting services	2,513
Patent maintenance and evaluation	4,123
Depreciation and amortization	6,991
Intellectual property enforcement and non-patent litigation	14,924
Total decrease in operating expenses not including repositioning charge	7,564
Repositioning Charge	(10,992)
Total decrease in operating expenses	$(3,428)
The $16.6 million decrease in costs from patent sales primarily related to the Intel patent sale. Included in this amount during 2012 was the remaining net book value of patents sold, as well as commissions and legal and accounting services fees paid in conjunction with the sales. Personnel-related costs decreased $4.7 million primarily due to decreased personnel levels as a result of the VERP initiated in third quarter 2012. The decrease in performance-based incentive compensation expense was attributable to lower personnel levels as a result of the VERP and lower accruals rates on our active cycles as compared to 2012. The increase in consulting services resulted from the transition from internal labor to outsourced, in part as a result of the VERP. Patent maintenance and evaluation costs increased by $4.1 million primarily related to due diligence associated with both patent acquisition and patent sale opportunities. Patent amortization increased $7.0 million primarily due to patent acquisitions made during 2012 and 2013. Intellectual property enforcement and non-patent litigation costs increased $14.9 million primarily due to costs associated with the USITC actions and various arbitrations with our existing licensees. This increase in intellectual property enforcement was partially offset by a decrease in non-patent litigation costs due to lower activity in the Intel arbitration proceeding.
Patent administration and licensing expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement, patent amortization and patent maintenance and evaluation, partially offset by decreases in costs related to patent sales.
Development expense: The decrease in development expense was primarily attributable to the above-noted decrease in personnel-related costs and performance-based incentive compensation.
Selling, general and administrative expense: The decrease in selling, general and administrative expense was primarily attributable to the above-noted decreases in personnel-related costs and performance-based incentive compensation, partially offset by an increase in consulting services.

Repositioning expense: As part of our ongoing expense management, we initiated the VERP in September 2012. Approximately 60 employees elected to participate in the VERP across five locations. We incurred charges of $1.5 million and $12.5 million in 2013 and 2012, respectively.
Other (Expense) Income
    The following table compares 2013 other (expense) income to 2012 other (expense) income (in thousands):

	For the Year Ended December 31,
	2013	2012	(Decrease)/Increase
Interest expense	$(15,475)	$(14,920)	$(555)	4%
Other than temporary impairment and other	(22,058)	(214)	(21,844)	10,207%
Interest and investment income	14,296	4,738	9,558	202%
	$(23,237)	$(10,396)	$(12,841)	124%
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
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information in “Part I, Item 1. Business” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “future,” “target,” “goal,” “trend,” “seek to,” “will continue,” “predict,” “likely,” “in the event,” variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:
(i) Our objective to continue to be a leading designer and developer of technology solutions and intellectual property for the mobile industry and to monetize those solutions and intellectual property through a combination of licensing, sales and other revenue opportunities;
(ii) Our plans for executing on our business strategy, including our plans to develop and source innovative technologies related to wireless, establish and grow our patent-based revenue, pursue commercial opportunities for our advanced platforms and solutions, and maintain a collaborative relationship with key industry players and worldwide standards bodies;
(iii) Our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular and other wireless standards, including 2G, 3G, 4G and the IEEE 802 suite of standards;
(iv) Our belief that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio require a license under our patents and will require a license under patents that may issue from our pending patent applications;
(v) Our belief that the size and growth rate of our patent portfolio enable us to sell patent assets that are not essential to our core licensing programs as a sustainable revenue stream, as well as to execute patent swaps that can strengthen our overall portfolio;

(vi) Our belief that our standalone commercial initiatives are potential sources of revenue;
(vii) The predicted increases in worldwide mobile device shipments, including shipments of handsets, mobile PCs and tablets, and the estimated growth of the IoT market over the next several years;
(viii) The types of licensing arrangements and various royalty structure models that we anticipate using under our future license agreements;
(ix) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed;
(x) Our belief that our facilities are suitable and adequate for our present purposes and our needs in the near future;
(xi) Our plan to continue to pay a quarterly cash dividend on our common stock at the rate set forth in our current dividend policy;
(xii) Our belief that intellectual property enforcement costs will likely continue to be a significant cost for us in the future;
(xiii) Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations and existing stock repurchase program and dividend program for the next twelve months;
(xiv) The potential effects of new accounting standards on our financial statements or results of operations;
(xv) Our expectation that for the period through the earlier of any exercise or expiration of Samsung’s termination right we will recognize revenue associated with the Samsung patent license agreement on a straight-line basis;
(xvi) The expected amortization of fixed-fee royalty payments over the next twelve months to reduce our deferred revenue balance; and
(xvii) The expected timing, outcome and impact of our various litigation, arbitration and administrative matters.
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
(ix) the determination of royalty rates, or other terms, under our patent license agreements through arbitration or other third party adjudications, or the establishment by arbitrators or other third party adjudicators of patent royalty rates at levels lower than our agreed or historical rates;
(x) the impact of potential patent legislation, USPTO rule changes and international patent rule changes on our patent prosecution and licensing strategies;

(xi) the impact of rulings in legal proceedings, potential legislation affecting the jurisdiction and authority of the USITC and potential changes to the IPR policies of worldwide standards bodies on our investments in research and development and our strategies for patent prosecution, licensing and enforcement;
(xii) the timing and/or outcome of any state or federal tax examinations or audits, changes in tax laws and the resulting impact on our tax assets and liabilities;
(xiii) the effects of any dispositions, acquisitions or other strategic transactions by the company;
(xiv) decreased liquidity in the capital markets; and
(xv) unanticipated increases in the company's cash needs or decreases in available cash.
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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $703.9 million at December 31, 2014. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2014. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2015	2016	2017	2018	2019	Thereafter	Total
Money market and demand accounts	$307,995	$—	$—	$—	$—	$—	$307,995
Cash equivalents	$120,572	$—	$—	$—	$—	$—	$120,572
Short-term investments	$151,382	$79,988	$43,903	$—	$4	$84	$275,361
Average Interest rate	0.4%	0.7%	1.2%	—%	0.4%	1.1%	0.6%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2014 we had approximately $117.8 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.

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
Between 2006 and 2014, we paid approximately $239.8 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are classified as available-for-sale with a fair value of $275.4 million as of December 31, 2014.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 19, 2015

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2014	DECEMBER 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$428,567	$497,714
Short-term investments	275,361	200,737
Accounts receivable, less allowances of $1,654 and $1,750	51,702	92,830
Deferred tax assets	54,019	26,197
Prepaid and other current assets	33,530	40,036
Total current assets	843,179	857,514
PROPERTY AND EQUIPMENT, NET	12,546	9,535
PATENTS, NET	265,540	206,371
DEFERRED TAX ASSETS	71,783	36,626
OTHER NON-CURRENT ASSETS	1,543	3,137
	351,412	255,669
TOTAL ASSETS	$1,194,591	$1,113,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	34,654	24,504
Accrued compensation and related expenses	27,089	15,403
Deferred revenue	124,695	60,176
Taxes payable	—	7,056
Dividend payable	7,456	4,031
Other accrued expenses	11,275	15,268
Total current liabilities	205,169	126,438
LONG-TERM DEBT	217,835	208,813
LONG-TERM DEFERRED REVENUE	293,342	243,864
OTHER LONG-TERM LIABILITIES	2,568	248

TOTAL LIABILITIES	718,914	579,363

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,800 and 69,614 shares issued and 36,920 and 40,288 shares outstanding	698	696
Additional paid-in capital	614,162	598,325
Retained earnings	757,050	680,718
Accumulated other comprehensive income (loss)	118	(14)
	1,372,028	1,279,725
Treasury stock, 32,880 and 29,326 shares of common held at cost	903,700	751,075
Total InterDigital, Inc. shareholders’ equity	468,328	528,650
Noncontrolling interest	7,349	5,170
Total equity	475,677	533,820
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,194,591	$1,113,183

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2014	2013	2012
REVENUES:
Patent licensing royalties	$403,389	$264,174	$276,547
Patent sales	1,999	—	384,000
Technology solutions	10,433	61,187	2,516
Total Revenue	415,821	325,361	663,063
OPERATING EXPENSES:
Patent administration and licensing	133,808	143,037	126,284
Development	75,300	64,729	67,862
Selling, general and administrative	37,753	31,295	37,351
Repositioning	—	1,544	12,536
Total Operating Expenses	246,861	240,605	244,033
Income from operations	168,960	84,756	419,030
OTHER EXPENSE (NET)	(15,432)	(23,237)	(10,396)
Income before income taxes	153,528	61,519	408,634
INCOME TAX PROVISION	(52,108)	(25,836)	(136,830)
NET INCOME	$101,420	$35,683	$271,804
Net loss attributable to noncontrolling interest	(2,922)	(2,482)	—
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$104,342	$38,165	$271,804
NET INCOME PER COMMON SHARE — BASIC	$2.65	$0.93	$6.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	39,420	41,115	43,070
NET INCOME PER COMMON SHARE — DILUTED	$2.62	$0.92	$6.26
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	39,879	41,424	43,396
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.70	$0.40	$1.90

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$101,420	$35,683	$271,804
Unrealized gain (loss) investments, net of tax	12	(878)	1,303
Other-than-temporary impairment losses related to available for sale securities, net of income taxes of $65, $0, $0	120	—	—
Comprehensive income	$101,552	$34,805	$273,107
Comprehensive loss attributable to noncontrolling interest	(2,922)	(2,482)	—
Total comprehensive income attributable to InterDigital, Inc.	$104,474	$37,287	$273,107

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2011	69,118	$691	$573,950	$466,727	$(439)	23,570	$(569,247)	$—	$471,682
Net income	—	—	—	271,804	—	—	—	—	271,804
Net change in unrealized gain on short-term investments	—	—	—	—	1,303	—	—	—	1,303
Dividends Declared	—	—	789	(79,296)	—	—	—	—	(78,507)
Exercise of Common Stock options	132	2	2,109	—	—	—	—	—	2,111
Issuance of Restricted Common Stock, net	209	2	(4,389)	—	—	—	—	—	(4,387)
Tax benefit from exercise of stock options	—	—	898	—	—	—	—	—	898
Amortization of unearned compensation	—	—	6,495	—	—	—	—	—	6,495
Repurchase of Common Stock	—	—	—	—	—	4,839	(152,694)	—	(152,694)
BALANCE, DECEMBER 31, 2012	69,459	$695	$579,852	$659,235	$864	28,409	$(721,941)	$—	$518,705
Net income attributable to InterDigital, Inc.	—	—	—	38,165	—	—	—	—	38,165
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	7,652	7,652
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,482)	(2,482)
Net change in unrealized gain on short-term investments	—	—	—	—	(878)	—	—	—	(878)
Dividends Declared	—	—	297	(16,682)	—	—	—	—	(16,385)
Exercise of Common Stock options	49	—	1,032	—	—	—	—	—	1,032
Issuance of Common Stock, net	106	1	(2,459)						(2,458)
Tax benefit from exercise of stock options	—	—	815	—	—	—	—	—	815
Amortization of unearned compensation	—	—	15,940	—	—	—	—	—	15,940
Repurchase of Common Stock	—	—	—	—	—	917	(29,134)	—	(29,134)
Reclassifications of share-based compensation	—	—	2,848	—	—	—	—	—	2,848
BALANCE, DECEMBER 31, 2013	69,614	$696	$598,325	$680,718	$(14)	29,326	$(751,075)	$5,170	$533,820
Net income attributable to InterDigital, Inc.	—	—	—	104,342	—	—	—	—	104,342
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	5,101	5,101
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,922)	(2,922)
Net change in unrealized gain on short-term investments	—	—	—	—	132	—	—	—	132
Dividends Declared	—	—	857	(28,010)	—	—	—	—	(27,153)
Exercise of Common Stock options	21	—	402	—	—	—	—	—	402
Issuance of Common Stock, net	165	2	(2,740)	—	—	—	—	—	(2,738)
Tax benefit from exercise of stock options	—	—	(1,176)	—	—	—	—	—	(1,176)
Amortization of unearned compensation	—	—	18,494	—	—	—	—	—	18,494
Repurchase of Common Stock	—	—	—	—	—	3,554	(152,625)	—	(152,625)
BALANCE, DECEMBER 31, 2014	69,800	$698	$614,162	$757,050	$118	32,880	$(903,700)	$7,349	$475,677

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,420	$35,683	$271,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,246	33,385	26,248
Amortization of deferred financing fees and accretion of debt discount	10,325	9,726	9,165
Deferred revenue recognized	(163,139)	(174,014)	(223,419)
Increase in deferred revenue	272,885	209,930	174,604
Deferred income taxes	(62,979)	4,861	40,416
Tax benefit from share-based compensation	(1,176)	—	—
Share-based compensation	18,494	15,940	6,495
Impairment of investments	559	21,720	—
Non-cash cost of patent sales	700	—	10,654
Other	572	424	90
Decrease (Increase) in assets:
Receivables	26,128	77,044	(141,795)
Deferred charges and other assets	6,156	(9,753)	(21,651)
(Decrease) Increase in liabilities:
Accounts payable	(10,396)	14,655	2,453
Accrued compensation and other expenses	5,853	(24,522)	21,849
Accrued taxes payable and other tax contingencies	(5,635)	3,096	695
Net cash provided by operating activities	242,013	218,175	177,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(438,157)	(417,728)	(331,828)
Sales of short-term investments	363,175	443,074	442,182
Purchases of property and equipment	(7,095)	(4,591)	(3,621)
Capitalized patent costs	(31,932)	(34,057)	(28,317)
Acquisition of patents	(26,300)	(25,013)	(15,450)
Net cash (used in) provided by investing activities	(140,309)	(38,315)	62,966

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	402	1,032	2,111
Payments on long-term debt, including capital lease obligations	—	—	(180)
Proceeds from non-controlling interests	5,101	7,652	—
Dividends paid	(23,729)	(12,354)	(83,077)
Tax benefit from share-based compensation	—	815	898
Repurchase of common stock	(152,625)	(29,134)	(152,694)
Net cash (used in) financing activities	(170,851)	(31,989)	(232,942)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69,147)	147,871	7,632
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	497,714	349,843	342,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$428,567	$497,714	$349,843
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	5,750	5,750	5,754
Income taxes paid, including foreign withholding taxes	114,876	24,961	116,871
Non-cash investing and financing activities:
Dividend payable	7,456	4,031	—
Non-cash acquisition of patents	19,250	—	28,900
Accrued capitalized patent costs and acquisition of patents	20,546	(452)	(286)

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
In determining whether we are the primary beneficiary of a variable interest entity and therefore required to consolidate, we apply a qualitative approach that determines whether we have both the power to direct the economically significant activities of the entity and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative relationships and other arrangements. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.
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
Cash and cash equivalents at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Money market and demand accounts	$307,995	$465,722
Commercial paper	120,572	31,992
	$428,567	$497,714
Short-Term Investments
At December 31, 2014 and 2013, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. During 2014, we recorded an other-than-temporary impairment of approximately $0.6 million. Net unrealized loss on short-term investments was $0.1 million and $0.9 million at December 31, 2014 and 2013, respectively. Net unrealized gain on short-term investments was $1.3 million at December 31, 2012. Realized gains and losses for 2014, 2013 and 2012 were as follows (in thousands):

Year	Gains	Losses	Net
2014	$48	$(681)	$(633)
2013	$166	$(678)	$(512)
2012	$14	$(249)	$(235)
Short-term investments as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Commercial paper	$86,877	$160,486
U.S. government agency instruments	151,618	31,688
Corporate bonds and asset backed securities	36,866	8,563
	$275,361	$200,737
At December 31, 2014 and 2013, $151.4 million and $189.5 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities primarily within two to five years.
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At December 31, 2014, three licensees comprised 94% of our net accounts receivable balance. At December 31, 2013, five licensees represented 96% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2014 and December 31, 2013 (in thousands):

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$307,995	$—	$—	$307,995
Commercial paper (b)	—	207,449	—	207,449
U.S. government securities	—	151,618	—	151,618
Corporate bonds, asset backed and other securities	671	36,195	—	36,866
	$308,666	$395,262	$—	$703,928
_______________

(a)	Included within cash and cash equivalents.

(b)	Includes $120.6 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$465,722	$—	$—	$465,722
Commercial paper (b)	—	192,478	—	192,478
U.S. government securities	—	31,688	—	31,688
Corporate bonds and asset backed securities	1,398	7,165	—	8,563
	$467,120	$231,331	$—	$698,451
_______________

(a)	Included within cash and cash equivalents.

(b)	Includes $32.0 million of commercial paper that is included within cash and cash equivalents.
The carrying amount of long-term debt reported in the consolidated balance sheet as of December 31, 2014 and December 31, 2013 was $217.8 million and $208.8 million, respectively. Using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources, we determined the fair value of the Notes (as defined in Note 6, Obligations) to be $255.3 million and $234.0 million as of December 31, 2014 and December 31, 2013, respectively.
As discussed in Note 3, "Significant Events," we acquired patents associated with patent license agreements signed during second quarter 2014. We have recorded these patents based on their total estimated fair value of $64.3 million and are amortizing them over their estimated useful lives. We estimated the fair value of the patents in these transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction.
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
Other-than-Temporary Impairments
We review our investment portfolio during each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other-than-temporary. For non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We charge the impairment to the Other Expense (Net) line of our Consolidated Statements of Income.
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
In September 2009, we entered into a worldwide patent licensing agreement with Pantech Co., Ltd. (“Pantech”) (formally known separately as Pantech Co., Ltd. and Pantech & Curitel Communications, Inc.). In exchange for granting Pantech the license, we received cash consideration and a minority equity interest in both Pantech Co., Ltd. and Pantech & Curitel Communications, Inc. Simultaneous with the execution of the patent license agreement, we executed a stock agreement to acquire a minority stake in Pantech using the Korean Won provided by Pantech with no participation at the board level or in management. Given that there are no observable inputs relevant to our investment in Pantech, we assessed pertinent risk factors, and reviewed a third-party valuation that used the discounted cash flow method, and incorporated illiquidity discounts in order to assign a fair market value to our investment. After consideration of the aforementioned factors, we valued our non-controlling equity interest in Pantech at $21.7 million. Due to the fact that we do not have significant influence over Pantech, we are accounting for this investment using the cost method of accounting. During 2013, we reassessed the carrying value of our investment in Pantech and concluded that given the entity's current financial position it was necessary to fully impair our investment, which wrote down the carrying amount of our investment to zero at December 31, 2013. When evaluating our investment, we assessed subsequent rounds of financing, the entity's current financial performance, pertinent risk factors, performance ratios and industry analyst forecasts. The $21.7 million impairment charge is included in Other Expense (Net) on our Consolidated Statements of Income.

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
Patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2014	2013
Weighted average estimated useful life (years)	10.0	10.2
Gross patents	$455,447	$358,793
Accumulated amortization	(189,907)	(152,422)
Patents, net	$265,540	$206,371
Amortization expense related to capitalized patent costs was $38.4 million, $29.8 million and $22.7 million in 2014, 2013 and 2012, respectively. These amounts are recorded within the Patent administration and licensing line of our Consolidated Statements of Income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2014 is as follows (in thousands):

2015	$39,902
2016	38,485
2017	35,686
2018	31,124
2019	28,650
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
Technology Solutions and Engineering Services
Technology solutions revenue consists primarily of revenue from royalty payments. We recognize revenue from royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements. Technology solutions revenues also consist of revenues from software licenses and engineering services. Software license revenues are recognized in accordance with the original and revised guidance for software revenue recognition. When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance for construction-type and certain production-type contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.
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
Deferred Charges
From time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense related to both prepayments and fixed-fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In 2014, 2013 and 2012, we paid cash commissions of approximately $0.3 million, less than $0.1 million and $4.7 million, respectively.
Incremental direct costs incurred related to acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. There were no direct contract origination costs incurred during 2014, 2013, or 2012.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our Notes offering, discussed in detail within Note 6, Obligations, the company incurred $8.0 million of directly related costs in 2011. The initial purchaser's transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. We allocated $6.5 million of debt issuance costs to the liability component of the debt, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $1.5 million of costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. There were no debt issuance costs incurred in 2014, 2013 or 2012.
Deferred charges are recorded in our Consolidated Balance Sheets within the following captions (in thousands):

	December 31,
	2014	2013
Prepaid and other current assets
Deferred commission expense	$342	$290
Deferred contract origination costs	79	79
Deferred financing costs	1,303	1,303
Other non-current assets
Deferred commission expense	495	750
Deferred contract origination costs	79	158
Deferred financing costs	326	1,629
Commission expense was approximately $0.4 million, $0.3 million and $5.0 million in 2014, 2013 and 2012, respectively. Commission expense is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred contract origination expense recognized in 2014, 2013 and 2012 was less than $0.1 million in each period and is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred financing expense was $1.3 million in each of 2014, 2013 and 2012. Deferred financing expense is included within the Other Expense (Net) line of our Consolidated Statements of Income.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any such capitalized software costs in any period presented. Research, development and other related costs were approximately $75.3 million, $64.7 million and $67.9 million in 2014, 2013 and 2012, respectively.
Compensation Programs
Our compensation programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards and performance-based awards under our long-term compensation program ("LTCP"). Our LTCP typically includes annual grants with a three-year vesting period; as a result, in any one year, we are typically accounting for three active LTCP cycles.
The aggregate amount of performance compensation expense we record in a period, under both short-term and long-term performance compensation programs, requires the input of subjective assumptions and is a function of our estimated progress toward performance compensation goals at the beginning of the period, and our estimated progress or final assessment of progress toward performance compensation goals at the end of the period. Our estimated progress toward goals under performance equity grants is based on a meeting a minimum confidence level in accordance with ASC 718. Achievement rates can vary by performance cycle and from period to period, resulting in variability in our compensation expense.
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued, net of any estimated award forfeitures. This requires us to make subjective assumptions around the value of the equity at the time of issuance and the expected forfeiture rates, which in both cases are generally based on historical experience. At December 31, 2014, 2013 and 2012, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 25% over their lives of one to three years, depending upon the type of grant and the specific terms of the award issued. The estimated value of stock options includes assumptions around expected life, stock volatility, and dividends. The expected life of our stock option awards are based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term. In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance.
Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We did not have any long-lived asset impairments in 2014, 2013 or 2012.
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
Between 2006 and 2014, we paid approximately $239.8 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.
During 2014, we completed research and development credit studies for the periods from 2010 through 2013. As a result of the study, we amended our United States federal income tax returns for the periods from 2010 through 2012 to claim the research and development credit for those periods. After all periods were amended and the 2013 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the tax credits in the amount of $5.7 million. Additionally, in 2014, we recognized a benefit after consideration of any unrecognized tax benefits of $0.9 million for the estimated research and development credit for 2014. In addition, in 2014 we recorded $0.7 million of unrecognized tax benefits related to other matters.
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

	For the Year Ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$104,342	$104,342	$38,165	$38,165	$271,804	$271,804
Denominator:
Weighted-average shares outstanding: Basic	39,420	39,420	41,115	41,115	43,070	43,070
Dilutive effect of stock options, RSUs and convertible securities		459		309		326
Weighted-average shares outstanding: Diluted		39,879		41,424		43,396
Earnings Per Share:
Net income: Basic	$2.65	2.65	$0.93	0.93	$6.31	6.31
Dilutive effect of stock options, RSUs and convertible securities		(0.03)		(0.01)		(0.05)
Net income: Diluted		$2.62		$0.92		$6.26

Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock at December 31, 2014, 2013 and 2012, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):
.

	For the Year Ended December 31,
	2014	2013	2012
Stock options	75	79	—
Convertible securities	4,000	4,000	4,000
Warrants	4,000	4,000	4,000
Total	8,075	8,079	8,000
New Accounting Guidance
Accounting Standards Update: Discontinued Operations
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.	SIGNIFICANT EVENTS
Patent License Agreements
During second quarter 2014, we entered into a patent license agreement with Samsung Electronics Co., Ltd. ("Samsung"). The multi-year agreement also resolved all pending litigation between the companies. The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The agreement provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017 but has the potential to provide a license to Samsung for a total of ten years, including 2013. For the period through the earlier of any exercise or expiration of Samsung’s termination right, we expect to recognize revenue associated with this agreement on a straight-line basis. The amount of revenue we will recognize after 2017 will depend on, among other things, whether or not Samsung elects to terminate certain rights and obligations under the license and amounts payable in 2017 and thereafter. During 2014 , we recognized $138.0 million of revenue, including $86.2 million of past patent royalties and $51.8 million of recurring fixed-fee royalties, associated with this agreement.
Additionally, during second quarter 2014, the company’s patent-holding subsidiaries entered into patent license agreements with two additional licensees. Both of these agreements cover infrastructure equipment and one of the agreements also covers terminal units. We recognized past sales from each agreement in second quarter 2014 and are recognizing future revenue from these agreements on a straight-line basis over their respective expected terms, beginning with second quarter 2014. These two agreements contributed $48.1 million of revenue in the year, including $16.0 million of recurring revenue and $32.1 million of past sales. A portion of the consideration received under these agreements was in the form of patents. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
Each of the three patent license agreements signed during second quarter 2014, as discussed above, is a multiple-element arrangement for accounting purposes. Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," for each agreement, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
Huawei Settlement Agreement
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. The agreement is based on an expedited process leading to a license on terms set by the arbitration panel, with the arbitration process expected to be completed in 2015.
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
We have one reportable segment. During 2014 and 2013, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. These revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
South Korea	144,398	15,334	118,078
Taiwan	115,955	128,551	40,394
United States	53,163	108,728	406,950
Japan	52,194	27,494	39,558
Sweden	24,530	—	—
Canada	15,422	36,148	40,667
Germany	5,293	4,539	3,470
Other Europe	4,064	3,004	4,700
China	800	1,563	9,246
Other Asia	2	—	—
Total	$415,821	$325,361	$663,063
During 2014, 2013 and 2012, the following licensees or customers accounted for 10% or more of total revenues:

	2014	2013	2012
Samsung [a]	33%	—%	15%
Pegatron Corporation [b]	18%	30%	< 10%
Intel Mobile Communications GmbH [c]	< 10%	18%	< 10%
Sony Corporation of America	< 10%	12%	< 10%
Intel Corporation	—%	—%	57%

(a) 2014 revenues include $86.2 million of past patent royalties.
(b) 2013 revenues include $71.4 million of past patent royalties.
(c) 2013 revenues include $53.3 million of past technology solutions revenue.
At December 31, 2014, 2013 and 2012, we held $278.1 million, $215.9 million and $185.4 million, respectively, or nearly 100% in each year, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. At each of December 31, 2014, 2013 and 2012, we held less than $0.1 million of property and equipment, net of accumulated depreciation, collectively, in Canada, the United Kingdom and South Korea.
5.    PROPERTY AND EQUIPMENT

	December 31,
	2014	2013
Computer equipment and software	$27,678	$25,368
Engineering and test equipment	11,970	11,631
Building and improvements	11,076	7,902
Leasehold improvements	7,406	6,477
Furniture and fixtures	1,292	1,166
Land	695	695
Property and equipment, gross	60,117	53,239
Less: accumulated depreciation	(47,571)	(43,704)
Property and equipment, net	$12,546	$9,535
Depreciation expense was $3.9 million, $3.6 million and $3.6 million in 2014, 2013 and 2012, respectively. Depreciation expense included depreciation of computer software costs of $1.4 million, $1.0 million and $1.0 million in 2014, 2013 and 2012, respectively. Accumulated depreciation related to computer software costs was $14.3 million and $12.7 million at December 31, 2014 and 2013, respectively. The net book value of our computer software was $2.2 million and $2.5 million at December 31, 2014 and 2013, respectively.

6.	OBLIGATIONS

	December 31,
	2014	2013
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
Unamortized interest discount	(12,165)	(21,187)
Total debt obligations	217,835	208,813
Less: Current portion	—	—
Long-term debt obligations	$217,835	$208,813
There were no capital leases remaining at December 31, 2014 and December 31, 2013.
Maturities of principal of the long-term debt obligations of the company as of December 31, 2014 are as follows (in thousands):

2015	$—
2016	230,000
2017	—
2018	—
2019	—
Thereafter	—
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
The following table presents the amount of interest cost recognized for the years ended December 31, 2014, 2013 and 2012 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands).

	For the Year Ended December 31,
	2014	2013	2012
Contractual coupon interest	$5,750	$5,750	$5,750
Accretion of debt discount	9,022	8,423	7,862
Amortization of financing costs	1,303	1,303	1,303
Total	$16,075	$15,476	$14,915

7.	COMMITMENTS
Leases
We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.2 million, $3.3 million and $3.4 million in 2014, 2013 and 2012, respectively. Minimum future rental payments for operating leases as of December 31, 2014 are as follows (in thousands):

2015	$3,121
2016	2,852
2017	2,298
2018	2,027
2019	1,966
Thereafter	2,753

8.	LITIGATION AND LEGAL PROCEEDINGS
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
On February 6, 2013, the Administrative Law Judge (“ALJ”) overseeing the proceeding issued an order setting a target date of June 4, 2014 for the Commission's final determination in the investigation, with the ALJ's Initial Determination on alleged violation due on February 4, 2014. On September 26, 2013, the ALJ issued an order modifying the procedural schedule and extending the target date for completion of the investigation. The ALJ set new dates for the evidentiary hearing of February 10 to February 21, 2014, moved the due date for the ALJ’s Final Initial Determination (“ID”) to April 25, 2014 and extended the target date for the Commission’s completion of the investigation to August 25, 2014. On October 18, 2013, the ALJ issued an order, in light of the 16-day federal government shutdown, modifying the date for the ALJ’s Final ID and extending the target date for completion of the investigation. The date for the ALJ's Final ID and the target date for the Commission’s final determination were set for May 12, 2014 and September 10, 2014, respectively. The trial dates were unchanged, and the trial commenced on February 10, 2014 and ended on February 20, 2014. On April 18, 2014, the ALJ issued an initial determination extending the target date for completion of the investigation by approximately one month to October 14, 2014, thereby moving the due date for the ALJ's final initial determination to June 13, 2014. On May 16, 2014, the Commission determined not to review the ALJ’s initial determination extending the target date.
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

On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 8, 2014 final determination. On November 5, 2014, MMO and Nokia filed a motion for leave to intervene in the appeal. On November 6, 2014, ZTE also filed a motion for leave to intervene. The Federal Circuit granted both of these motions on November 7, 2014.
On December 29, 2014, InterDigital and the USITC filed a joint unopposed motion to stay the appeal pending the Federal Circuit’s final disposition in the appeal of the 337-TA- 800 investigation (described below). InterDigital also notified the court that it would not pursue its appeal of the Commission's determination as it relates to the '151 patent. The appeal is thus directed only to the '966 and '847 patents. The court granted the motion to stay on January 9, 2015.
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
On February 11, 2014, the Delaware District Court judge granted an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and any FRAND-related counterclaims. On January 5, 2015, the Delaware District Court entered a scheduling order that contained a schedule related to damages and FRAND-related issues. Accordingly, trials related to damages and FRAND-related issues are tentatively scheduled for March 21, 2016 with ZTE and April 11, 2016 with MMO.
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
The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The court issued formal judgment to this effect on October 29, 2014. As noted above, the Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, and trials related to damages and FRAND-related issues are tentatively scheduled for March 21, 2016 with ZTE and April 11, 2016 with MMO.
On November 26, 2014, ZTE filed a motion for judgment as a matter of law that the asserted claims of the '966, '847 and ’244 patents are not infringed and, in the alternative, for a new trial. InterDigital filed an opposition on December 15, 2014, and ZTE filed a reply on January 7, 2015. The motion is fully briefed and remains pending.
On December 12, 2014, MMO, Nokia Corp., and Nokia Inc. filed a motion for leave to file additional claim construction briefs relating to three claim terms of the ’244 patent. On January 5, 2015, InterDigital opposed defendants’

motion, and on January 15, 2015, defendants filed a reply in further support of their motion. On January 21, 2015, the court granted defendants’ motion as to two of the claim terms, permitting additional briefing in connection with those terms, and denied the motion as to the third.
On January 5, 2015, the court issued an order scheduling a claim construction hearing on February 27, 2015 to address the further construction of certain claim terms of the ’151 patent. On January 21, 2015 the court ordered that the scope of the two claim terms of the ’244 patent will also be addressed at the hearing on February 27, 2015. In its January 5, 2015 order, the court also scheduled the infringement trials against ZTE as to the '151 patent for April 20, 2015, and against Nokia and MMO as to the ’151 and ’244 patents for April 27, 2015. In addition, the order scheduled trial involving Nokia, MMO and InterDigital on the issue of inequitable conduct on May 6, 2015.
Huawei Arbitration
On December 23, 2013, InterDigital and Huawei agreed to engage in an expedited binding arbitration to resolve their licensing disputes. Pursuant to their agreement, on April 9, 2014, InterDigital and Huawei initiated an arbitration with the International Court of Arbitration of the International Chamber of Commerce (ICC) jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. An arbitration hearing was held on January 12-16, 2015. This arbitration is expected to be completed in 2015.
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
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC may convene a further hearing before deciding whether to grant a retrial. If the retrial is granted, the SPC will likely schedule one or more additional hearings before it issues a decision on the merits of the case.
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

On April 7, 2014, InterDigital filed its opening appellate brief. The USITC and intervenors Nokia and ZTE filed responsive briefs on July 1, 2014. InterDigital filed its reply brief on August 8, 2014. Oral argument occurred on November 7, 2014. On February 18, 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.3 million based on the exchange rate as of December 31, 2014), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
On August 7, 2014, InterDigital filed petitions challenging the jurisdiction of the Shenzhen Intermediate People's Court to hear the actions. On August 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the anti-monopoly law case. InterDigital filed an appeal of this decision on September 26, 2014. On September 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the FRAND case, and InterDigital filed an appeal of that decision on October 27, 2014. On December 18, 2014, the Guangdong High Court issued decisions on both appeals upholding the Shenzhen Intermediate Court’s decisions that it had jurisdiction to hear these cases. The Shenzhen Court has not yet set trial dates for the anti-monopoly law or FRAND cases. InterDigital filed a petition for retrial with the Supreme People’s Court regarding its jurisdictional challenges to both cases on February 10, 2015.
The Company has not recorded any accrual at December 31, 2014 for contingent losses associated with this matter, as the matter is still in a preliminary stage.
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
On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The final evidentiary hearing is scheduled to take place July 20-23, 2015.
Also on June 9, 2014, LG filed an action in the Court of Chancery of the State of Delaware seeking a declaration that InterDigital breached a non-disclosure agreement between the parties by submitting certain evidence regarding the parties’ licensing communications to the arbitration tribunal; LG also seeks related injunctive relief. On June 23, 2014, InterDigital filed a motion to dismiss LG’s complaint. The court held a hearing on InterDigital’s motion on July 16, 2014, and on August 20, 2014 the court dismissed the action without prejudice. On August 28, 2014, LG filed a notice of appeal to the Delaware Supreme Court. On October 13, 2014, LG filed its opening appeal brief, on November 12, 2014, InterDigital filed its answering brief and on December 1, 2014, LG filed its reply brief. The Delaware Supreme Court will hear oral argument on LG’s appeal on March 11, 2015.
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
On February 24, 2014, Nokia filed a motion for reconsideration of portions of the Commission’s February 12 order, arguing that the Commission’s remand of claims 6, 9, and 11 of the ‘847 patent was in error and seeking reconsideration of the Commission’s determination that Nokia waived certain non-infringement arguments. On March 4, 2014, InterDigital opposed Nokia’s motion as it related to the Commission’s determination of waiver of certain non-infringement arguments, but did not oppose the motion as it related to claims 6, 9, and 11 of the ‘847 patent. On March 24, 2014, the Commission issued a revised order and opinion dropping claims 6, 9, and 11 of the ‘847 patent from the remanded investigation and noting that Nokia’s petition for reconsideration was otherwise denied. On April 22, 2014, Nokia filed in the Federal Circuit a petition for a writ of mandamus to the USITC, requesting the court to order the Commission to address in the remand investigation the non-infringement arguments that the Commission determined Nokia has waived. On July 24, 2014, the Federal Circuit denied Nokia’s petition.
On March 5, 2014, the ALJ issued an order establishing August 28, 2015 as the target date for completion of the investigation (which order the Commission determined not to review on April 1, 2014), and a separate order setting the hearing in the matter for January 26-30, 2015.
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
On October 6, 2014, respondents filed a motion for summary determination that the accused products do not infringe the claims of the ’966 and ’847 patents, and for termination of the investigation. InterDigital opposed respondents’ motion on October 16, 2014, and on November 20, 2014, the ALJ denied respondents’ motion.
On November 17, 2014, InterDigital filed a motion for summary determination that the accused products meet certain claim elements of the ’966 and ’847 patents. On December 1, 2014, respondents filed an opposition to this motion, and on December 22, 2014, the ALJ denied InterDigital’s motion.
On December 1, 2014, InterDigital moved for an order substituting InterDigital Communications Corporation with InterDigital Communications, Inc. Respondents opposed the motion on December 11, 2014. The ALJ granted the motion on January 14, 2015. On January 22, 2015, respondents filed a petition for review of the ALJ’s order. InterDigital opposed the petition for review on January 29, 2015. The Commission has not yet ruled on respondents’ petition.
The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. Pursuant to the procedural schedule in issue, the ALJ’s initial determination is due no later than April 27, 2015, and the Commission must determine whether to review the ALJ’s initial determination no later than June 26, 2015. If the Commission determines to review the initial determination, its final determination will be due no later than August 28, 2015.
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
After InterDigital submitted an application for fees and costs, on July 1, 2014, the panel issued a final award, which was subsequently modified on July 14, 2014, resulting in an award of approximately $23.6 million. On July 2, 2014, InterDigital commenced an action in the Delaware District Court to confirm the arbitration award, and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million (which will continue to accrue interest until payment by Arima). On August 21, 2014, Arima filed a cross-petition to vacate, or in the alternative to modify, the arbitration award. The parties have fully briefed their respective petitions, and on December 11, 2014, the parties submitted a joint status report to the court. The parties are awaiting a decision from the court.
On September 10, 2014, InterDigital filed a petition for recognition of its arbitration award against Arima in the Shilin District Court in Taiwan.  Arima filed an opposition to that petition for recognition on January 14, 2015, including a motion to stay the enforcement proceeding, and InterDigital filed its brief in opposition to the motion to stay the proceeding on February 2, 2015.  The petition is under consideration by the Taiwan court.
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

Arima Taiwan Proceedings
On December 18, 2014, InterDigital was served with a complaint filed by Arima in Taiwan’s Intellectual Property Court on July 25, 2014. The complaint names as defendants InterDigital’s wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. The complaint alleges that InterDigital abused its dominant position by forcing Arima to sign its patent license agreement with InterDigital in 2005, setting an unreasonably high and discriminatory royalty rate, and including other abusive and discriminatory provisions in the license agreement, in violation of the Fair Trade Act of Taiwan. The complaint seeks damages in the amount of NTD 100,000,000 (approximately $3.2 million based on the exchange rate as of December 31, 2014), and that this amount be trebled as an intentional violation.  On December 18, 2014, InterDigital was also served with a motion filed by Arima on July 25, 2014 to enjoin its wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. from enforcing the terms of their patent license agreement with Arima.  On December 23, 2014, there was an initial hearing on these matters. InterDigital filed jurisdictional objections and an opposition to the injunction motion on January 23, 2015. On February 3, 2015, the Intellectual Property Court held a hearing on the jurisdictional issues and the injunction motion, during which Arima submitted a supplemental brief on jurisdiction. The court set of deadline of March 3, 2015 for Arima to submit its next brief, and March 19, 2015 for InterDigital to submit its response to Arima’s brief. Another hearing on those issues has been set for March 24, 2015.
Arima China Proceeding
On September 22, 2014, InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China on July 9, 2014.  The complaint names as defendants InterDigital, Inc., InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc.  The complaint alleges that InterDigital has abused its dominant market position and violated China’s anti-monopoly laws by licensing its patents at excessively high prices, engaging in discriminatory treatment, and imposing unreasonable trading conditions. Arima seeks relief in the amount of 120.0 million RMB (approximately $19.5 million based on the exchange rate as of December 31, 2014), and an order requiring InterDigital to license all of its patents to Arima on a fair, reasonable and non-discriminatory basis. On October 22, 2014, InterDigital filed a petition challenging the jurisdiction of the Jiangsu High People’s Court to hear the action. On December 11, 2014, Arima served an opposition to this jurisdictional challenge, and on January 9, 2015, InterDigital filed its reply to Arima’s opposition.  On January 16, 2015, the court held a hearing on the jurisdictional petition. On February 2, 2015, InterDigital filed a post-hearing statement on the jurisdictional challenge, along with a rebuttal opinion regarding Arima’s evidence related to the jurisdictional challenge. The court’s decision on the jurisdictional issue is pending.
The Company has not recorded any accrual at December 31, 2014 for contingent losses associated with this matter, as the matter is still in a preliminary stage.
Pegatron Civil Suit
We recently learned that on or about February 3, 2015, Pegatron Corporation, one of our licensees, filed a civil suit in Taiwan Intellectual Property Court against InterDigital, Inc. and certain of its subsidiaries alleging breach of the Taiwan Fair Trade Act.  We have not yet been served with or otherwise received a copy of the complaint.

Other
We are party to certain other disputes and legal actions in the ordinary course of business. We do not believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

9.	RELATED PARTY TRANSACTIONS
In February 2013, we entered into an R&D collaboration agreement with BIO-key International, Inc. ("BIO-key"), and made a direct investment in the company. The R&D collaboration will target advanced Cloud security and identity and access management solutions for the mobile market. As part of the agreement, we acquired approximately 4.0 million shares of BIO-key which were initially valued at $0.5 million. During 2014, we sold approximately 1.4 million of such shares, which had been initially valued at approximately $0.2 million. In 2014 and 2013, we paid zero and less than $0.1 million, respectively, to BIO-key in relation to the collaboration agreement previously discussed.
On  September 17, 2013, InterDigital announced that it had entered into a development agreement with a wholly owned subsidiary of DDD Group plc ("DDD") regarding its next generation HD and UHD video processing technologies. Under the terms of the development agreement, DDD and InterDigital will collaborate to combine DDD's new image processing techniques with InterDigital's user adaptive video streaming technology to explore the feasibility of the combined solution for applications in streaming video to mobile devices and Smart TVs. As part of the agreement, we acquired approximately 7.0 million shares of DDD which were initially valued at $0.9 million. In 2014 and 2013, we paid zero to DDD in relation to the development agreement previously discussed.

10.	COMPENSATION PLANS AND PROGRAMS
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards and performance-based awards under our long-term compensation program ("LTCP"). Our LTCP typically includes annual grants with a three-year vesting period; as a result, in any one year, we are typically accounting for three active LTCP cycles. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the 2009 Plan discussed below. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future.
Stock Plans
On June 4, 2009, the company’s shareholders adopted and approved the 2009 Stock Incentive Plan (the “2009 Plan”), under which current or prospective officers and employees and non-employee directors, consultants and advisors can receive share-based awards such as RSUs, restricted stock, stock options and other stock awards. As of December 31, 2014, no further grants were permitted under any previously existing stock plans (the “Pre-existing Plans”). The company's shareholders re-approved the material terms of the 2009 Plan on June 12, 2014. We issue the share-based awards authorized under the 2009 Plan through a variety of compensation programs.
The following table summarizes changes in the number of equity instruments available for grant (in thousands) under the 2009 Plan for the current year:

Available for Grant
Balance at December 31, 2013	2,005
RSUs granted (a)	(840)
Options granted	(140)
Options expired and RSUs canceled	420
Balance at December 31, 2014	1,445

(a)	RSUs granted include time-based RSUs, performance-based RSUs and dividend equivalents.
RSUs and Restricted Stock
Under the 2009 Plan, we may issue RSUs and/or shares of restricted stock to current or prospective officers and employees and non-employee directors, consultants and advisors. No further grants are allowed under the Pre-existing Plans. Any cancellations of outstanding RSUs that were granted under the 2009 Plan or Pre-existing Plans will increase the number of RSUs and/or shares of restricted stock available for grant under the 2009 Plan. The RSUs vest over periods generally ranging from 0 to 3 years from the date of the grant. During 2014 and 2013, we granted approximately 0.6 million and 0.9 million RSUs, respectively, under the 2009 Plan. We have issued less than 0.1 million shares of restricted stock under the 2009 Plan.

At December 31, 2014 and 2013, we had unrecognized compensation cost related to share-based awards of $17.9 million and $11.2 million, respectively. For grants made in 2014, 2013 and 2012 that cliff vest, we expect to amortize the associated unrecognized compensation cost at December 31, 2014 on a straight-line basis over a three-year period.

Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range for performance-based RSU awards under LTCP cycles that began after 2009, the payout range for performance-based RSU awards can be anywhere from 0 to 2 times the value of the award.

Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2013	1,632	$42.04
Granted*	840	34.42
Forfeited*	(312)	45.01
Vested*	(258)	31.29
Balance at December 31, 2014	1,902	$35.73

* These numbers include less than 0.1 million RSUs credited on unvested RSUs as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout level of 200%.

The total vest date fair value of the RSUs that vested in 2014, 2013 and 2012 was $7.7 million, $6.5 million and $12.9 million, respectively. The weighted average per share grant date fair value in 2014, 2013 and 2012 was $31.29, $42.34 and $39.35, respectively.
Other RSU Grants
We also grant RSUs to all non-management Board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
Stock Options
We have outstanding non-qualified stock options that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2009, our shareholders approved the 2009 Plan, which allows for the granting of incentive and non-qualified stock options, as well as other securities. The 2009 Plan authorizes the issuance of up to 3.0 million shares of common stock pursuant to incentive stock options. The administrator of the 2009 Plan, initially the Compensation Committee of the Board of Directors, determines the number of options to be granted. In 2013 and 2014, both incentive and non-qualified stock options were granted pursuant to the LTCP under the 2009 Plan. Under the terms of the 2009 Plan, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Under all of the plans, options are generally exercisable for a period of between 7 to 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time.
Information with respect to current year stock option activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2013	245	$22.61
Granted	140	30.69
Canceled	(28)	38.78
Exercised	(21)	20.13
Balance at December 31, 2014	336	$24.90
The weighted average remaining contractual life of our outstanding options was 15.12 years as of December 31, 2014. We currently have approximately 0.1 million options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a Pre-existing Plan. For purposes of calculating the weighted average remaining contractual life, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.00 and $11.63. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $1.0 million and $2.8 million, respectively. The total intrinsic value of our options outstanding at December 31, 2014 was $9.4 million. In 2014, we recorded cash received from the exercise of options of $0.4 million. Upon option exercise, we issued new shares of stock.
At both December 31, 2014 and 2013, we had approximately 0.3 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the company of $8.4 million and $1.7 million, respectively, if they had been fully exercised on those dates.
401(k)
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. The company matches a portion of employee contributions. The company’s contribution expense was approximately $1.0 million for each of 2014, 2013 and 2012. At its discretion, the company may also make a profit-sharing contribution to our employees’ 401(k) accounts.

11.	TAXES
Our income tax provision consists of the following components for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Current
Federal	$49,049	$(6,093)	$93,441
State	2,499	225	44
Foreign source withholding tax	70,703	23,269	4,173
	122,251	17,401	97,658
Deferred
Federal	(121,937)	(18,727)	22,209
State	(437)	2,614	(4,494)
Foreign source withholding tax	52,231	24,548	21,457
	(70,143)	8,435	39,172
Total	$52,108	$25,836	$136,830
The deferred tax assets and liabilities are comprised of the following components at December 31, 2014 and 2013 (in thousands):

	2014
	Federal	State	Foreign	Total
Net operating losses	$—	$71,837	$4	$71,841
Deferred revenue, net	50,575	41	22,657	73,273
Stock compensation	10,567	1,751	—	12,318
Patent amortization	18,337	—	—	18,337
Depreciation	1,110	29	—	1,139
Other-than-temporary impairment	10,010	154	—	10,164
Other accrued liabilities	1,097	(28)	—	1,069
Other employee benefits	8,784	668	—	9,452
	100,480	74,452	22,661	197,593
Less: valuation allowance	—	(71,731)	—	(71,731)
Net deferred tax asset	$100,480	$2,721	$22,661	$125,862

	2013
	Federal	State	Foreign	Total
Net operating losses	$—	$70,602	$—	$70,602
Deferred revenue, net	8,564	56	4,189	12,809
Stock compensation	7,606	1,088	—	8,694
Patent amortization	16,424	—	—	16,424
Depreciation	1,295	169	—	1,464
Other accrued liabilities	1,044	44	—	1,088
Other-than-temporary impairment	9,815	301	—	10,116
Other employee benefits	4,497	517	—	5,014
	49,245	72,777	4,189	126,211
Less: valuation allowance	—	(70,492)	—	(70,492)
Net deferred tax asset	$49,245	$2,285	$4,189	$55,719
The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the company for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State tax provision	0.1%	4.1%	(1.1)%
Change in federal and state valuation allowance	—%	0.4%	(0.5)%
Research and development tax credits	(4.7)%	—%	—%
Uncertain tax positions	0.9%	—%	—%
Permanent differences	1.5%	3.5%	0.1%
Settlement with taxing authorities	1.1%	—%	—%
Other	0.1%	(1.1)%	0.1%
Total tax provision	34.0%	41.9%	33.6%
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the majority of our state deferred tax assets will not be utilized; therefore we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2014. All other deferred tax assets are fully benefited.
We recognize excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with and without approach excluding any indirect effects of the excess tax deductions. Under the approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the company. During 2014, we realized $1.2 million of tax shortfalls and accordingly recorded a corresponding debit to additional paid-in capital. We had sufficient windfall benefits previously recorded in additional paid-in capital to offset the shortfall in the current year. During 2013 and 2012, we realized $0.8 million and $0.9 million, respectively, of such excess tax benefits for federal purposes, and accordingly recorded a corresponding credit to additional paid-in capital. As of both December 31, 2014 and 2013, we had $12.2 million of state unrealized tax benefits associated with share-based compensation. These state tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.
Uncertain Income Tax Positions
As of December 31, 2014, the company had $1.4 million of unrecognized tax expense. At December 31, 2013 and 2012, the company had zero unrecognized tax benefits. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.

During 2014, we established a reserve of $0.7 million related to the recognition of a gross benefit for research and development credits. We also recorded$0.7 million of unrecognized tax benefits related to certain deductions that may not be allowed by the Internal Revenue Code.
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2012 through 2014 (in thousands):

	2014	2013	2012
Balance as of January 1	$—	$—	$—
Tax positions related to current year:
Additions	95	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	1,266	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statues of limitations	—	—	—
Balance as of December 31	$1,361	$—	$—
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we had zero unrecognized tax benefits as of each of December 31, 2013 and 2012, we also had zero accrued interest as of the same dates. For certain positions that related to years prior to 2014, we have recorded less than $0.1 million of accrued interest during 2014.
The company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2007 to the present are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2018. The 2014 return is expected to be filed by September 15, 2015 and the statute of limitations will expire three years from the date it is filed. Specific tax treaty procedures remain open for certain jurisdictions for 2006, 2007 and 2008. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years. The total amount of state net operating losses is $1.3 billion.
Currently, the company is under audit by the U.S. Internal Revenue Service for the tax year ended December 31, 2010. To date, there have not been any identified issues. The company is also under audit by the State of New York for tax years 2009 through 2012. No other federal, state or foreign audits are in process.
The IRS examination for 2011 was closed in 2014 resulting in no changes. The New York State audit for the years 2002 to 2008 was concluded in 2014 resulting in a $2.5 million settlement with the state.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2014, 2013 and 2012, we paid $70.7 million, $23.3 million and $3.6 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation. We previously accrued approximately$5.7 million of the 2014 foreign source withholding payments and established a corresponding deferred tax asset representing the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes.
Between 2006 and 2014, we paid approximately $239.8 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

12.	EQUITY TRANSACTIONS
Repurchase of Common Stock
In March 2009, our Board of Directors authorized a $100.0 million share repurchase program (the “2009 Repurchase Program”). We repurchased shares under the 2009 Repurchase Program through pre-arranged trading plans and completed the program in second quarter 2012. In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100 million to $200 million (the "2012 Repurchase Program"). Of the $200 million authorized under the 2012 Repurchase Program, $106.8 million was utilized prior to the termination of the program in June 2014. In June 2014, our Board of Directors authorized a new $300 million share repurchase program (the “2014 Repurchase Program"). We may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
    The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2009 Repurchase Program, the 2012 Repurchase Program and the 2014 Repurchase Program, in thousands.

	2009 Repurchase Program		2012 Repurchase Program		2014 Repurchase Program		Total All Programs
	# of Shares	Value	# of Shares	Value	# of Shares	Value	# of Shares	Value
2014	—	$—	—	$—	3,554	$152,625	3,554	$152,625
2013	—	—	917	29,135	—	—	917	29,135
2012	2,286	75,000	2,552	77,694	—	—	4,838	152,694
Prior to 2012	1,012	25,000	—	—	—	—	1,012	25,000
Total	3,298	$100,000	3,469	$106,829	3,554	$152,625	10,321	$359,454
Dividends
Cash dividends on outstanding common stock declared in 2014 and 2013 were as follows (in thousands, except per share data):

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
Fourth quarter	0.20	7,500	27,153
	$0.70	$27,153

2013
First quarter	$0.10	$4,115	$4,115
Second quarter	0.10	4,118	8,233
Third quarter	0.10	4,119	12,352
Fourth quarter	0.10	4,031	16,383
	$0.40	$16,383
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

13.	SELECTED QUARTERLY RESULTS (UNAUDITED)
The table below presents quarterly data for the years ended December 31, 2014 and 2013:

	First	Second	Third	Fourth
	(In thousands, except per share amounts, unaudited)
2014
Revenues (a)	$57,844	$194,234	$77,622	$86,121
Net income applicable to InterDigital, Inc.'s common shareholders	$(1,861)	$78,901	$13,512	$13,790
Net income per common share — basic	$(0.05)	$1.95	$0.34	$0.37
Net income per common share — diluted	$(0.05)	$1.93	$0.34	$0.36
2013
Revenues (b)	$47,363	$67,692	$110,623	$99,683
Net income applicable to InterDigital, Inc.'s common shareholders (c)	$(12,269)	$9,238	$26,660	$14,536
Net income per common share — basic	$(0.30)	$0.22	$0.65	$0.35
Net income per common share — diluted	$(0.30)	$0.22	$0.64	$0.35

(a) In second quarter 2014, we recognized $119.9 million of past patent royalties primarily due to new patent license agreements.
(b) In second quarter 2013, we recognized $23.5 million of past patent royalties as a result of an arbitration award. In third quarter 2013, we recognized $51.6 million of revenue that had been deferred pending the resolution of an arbitration relating to one of our technology solutions agreements. In fourth quarter 2013, we recognized $36.4 million of past patent royalties primarily as a result of an arbitration award.
(c) In first quarter 2013, we incurred a repositioning charge of $1.5 million related to our remaining VERP participants. In first quarter 2013 and fourth quarter 2013, we recorded charges of $6.7 million and $15.0 million, respectively, related to impairments on our investment in other entities.
14. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of December 31, 2014, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $15.3 million and $0.4 million, respectively. Assets include $11.4 million of cash and cash equivalents and $3.9 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
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

Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless. For the year ended December 31, 2014, we have allocated approximately $2.9 million of Convida Wireless's net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
On October 17, 2013, we announced the establishment of the Signal Trust for Wireless Innovation ("Signal Trust"), which will monetize a large InterDigital patent portfolio related to cellular infrastructure.
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
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2014, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2015 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

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
(1)Financial Statements.
The information required by this item begins on Page 67.
(2)Financial Statement Schedules.
The following financial statement schedule of InterDigital is included herewith and should be read in conjunction with the Financial Statements included in this Item 15.
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance		Balance End of Period
2014 valuation allowance for deferred tax assets	$70,492	$1,187	(a)	$—		$71,679
2013 valuation allowance for deferred tax assets	$68,378	$2,114	(a)	$—		$70,492
2012 valuation allowance for deferred tax assets	$78,497	$(5,624)	(a)	$(4,495)	(b)	$68,378
2014 reserve for uncollectible accounts	$1,750	$(96)		$—		$1,654
2013 reserve for uncollectible accounts	$1,750	$—		$—		$1,750
2012 reserve for uncollectible accounts	$1,750	$—		$—		$1,750

(a)	The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The decrease relates to the reversal of valuation allowances against state and federal deferred tax assets and net operating losses.
(3)Exhibits.
See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. ("InterDigital") (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
	*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated January 30, 2015).
	*4.1	Indenture, dated April 4, 2011, between InterDigital and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
	*4.2	Form of 2.50% Senior Convertible Note due 2016 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
	*4.3	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Quarterly Report on Form 10-Q dated April 28, 2011).
Real Estate Leases
	*10.1	Agreement of Lease dated November 25, 1996 by and between InterDigital and We're Associates Company (Exhibit 10.42 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2000).
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

†*10.16	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.17	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital's Quarterly Report on Form 10-Q dated August 9, 2005).
†*10.18	2000 Stock Award and Incentive Plan, Form of Option Agreement (Inventor Awards) (Exhibit 10.68 to InterDigital's Quarterly Report on Form 10-Q dated November 9, 2004).
†*10.19	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
†*10.20	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
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

†*10.24	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (LTCP Award) (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated January 28, 2013).
†*10.25	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).

†*10.26	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.27	Compensation Program for Outside Directors (as amended September 2012) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.28	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.29	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).
Employment-Related Agreements
†*10.30
Indemnity Agreement dated as of March 19, 2003 by and between InterDigital and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the company and the following individuals, were not filed: Gilbert F. Amelio, Jeffrey K. Belk, Richard J. Brezski, Steven T. Clontz, S. Douglas Hutcheson, Edward B. Kamins, John A. Kritzmacher, Scott A. McQuilkin, William J. Merritt, James J. Nolan, Kai O. Öistämö, Jean F. Rankin, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.47 to InterDigital's Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.31
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

†*10.32	Employment Agreement dated March 14, 2013 between InterDigital and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.33	Employment Agreement dated March 14, 2013 between InterDigital and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.34	Employment Agreement dated March 14, 2013 between InterDigital and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.35	Employment Agreement dated March 14, 2013 between InterDigital and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.36	Employment Agreement dated March 14, 2013 between InterDigital and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
Other Material Contracts
*10.37
Bond Hedge Transaction Confirmation, dated March 29, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.38
Bond Hedge Transaction Confirmation, dated March 30, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.39
Warrant Transaction Confirmation, dated March 29, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.40
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
101
The following financial information from InterDigital's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Shareholders' Equity and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

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
INTERDIGITAL, INC.

Date: February 19, 2015	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2015	/s/ Steven T. Clontz
Steven T. Clontz, Chairman of the Board of Directors

Date: February 19, 2015	/s/ Gilbert F. Amelio
Gilbert F. Amelio, Director

Date: February 19, 2015	/s/ Jeffrey K. Belk
Jeffrey K. Belk, Director

Date: February 19, 2015	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Director

Date: February 19, 2015	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: February 19, 2015	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 19, 2015	/s/ Kai O. Öistämö
Kai O. Öistämö, Director

Date: February 19, 2015	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 19, 2015	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 19, 2015	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2015	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer)