Form 10-Q
period 2015-03-31
InterDigital, Inc.
filed 2015-04-29
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	36,067,492
Title of Class	Outstanding at April 27, 2015

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — March 31, 2015 and December 31, 2014	3
Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2015 and 2014	4
Condensed Consolidated Statements of Comprehensive Income — Three Months Ended March 31, 2015 and 2014	5
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 Quantitative and Qualitative Disclosures About Market Risk	40
Item 4 Controls and Procedures	40
Part II — Other Information:
Item 1 Legal Proceedings	41
Item 1A Risk Factors	42
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6 Exhibits	46
SIGNATURES	47
EXHIBIT INDEX	48
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2015	DECEMBER 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$687,200	$428,567
Short-term investments	223,981	275,361
Accounts receivable, less allowances of $1,654	103,069	51,702
Deferred tax assets	66,165	54,019
Prepaid and other current assets	36,701	32,227
Total current assets	1,117,116	841,876
PROPERTY AND EQUIPMENT, NET	10,836	12,546
PATENTS, NET	262,669	265,540
DEFERRED TAX ASSETS	66,196	71,783
OTHER NON-CURRENT ASSETS	956	1,217
	340,657	351,086
TOTAL ASSETS	$1,457,773	$1,192,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$218,866	$—
Accounts payable	9,319	34,654
Accrued compensation and related expenses	12,221	27,089
Deferred revenue	113,245	124,695
Taxes payable	11,550	—
Dividends payable	7,232	7,456
Other accrued expenses	13,231	11,275
Total current liabilities	385,664	205,169
LONG-TERM DEBT	250,674	216,206
LONG-TERM DEFERRED REVENUE	333,138	293,342
OTHER LONG-TERM LIABILITIES	3,960	2,568
TOTAL LIABILITIES	973,436	717,285
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,058 and 69,800 shares issued and 36,226 and 36,920 shares outstanding	701	698
Additional paid-in capital	651,344	614,162
Retained earnings	778,719	757,050
Accumulated other comprehensive loss	113	118
	1,430,877	1,372,028
Treasury stock, 33,832 and 32,880 shares of common held at cost	954,431	903,700
Total InterDigital, Inc. shareholders’ equity	476,446	468,328
Noncontrolling interest	7,891	7,349
Total equity	484,337	475,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,457,773	$1,192,962

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
REVENUES:
Patent licensing royalties	$108,973	$54,274
Technology solutions	1,405	3,570
	$110,378	$57,844

OPERATING EXPENSES:
Patent administration and licensing	31,625	33,694
Development	17,991	15,887
Selling, general and administrative	9,518	8,304
	59,134	57,885

Income (loss) from operations	51,244	(41)

OTHER EXPENSE	(5,236)	(3,964)
Income (loss) before income taxes	46,008	(4,005)
INCOME TAX (PROVISION) BENEFIT	(17,676)	1,450
NET INCOME (LOSS)	$28,332	$(2,555)
Net loss attributable to noncontrolling interest	(733)	(694)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERDIGITAL, INC.	$29,065	$(1,861)
NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.79	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	36,954	40,444
NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.78	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	37,329	40,444
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.10

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
Net income (loss)	$28,332	$(2,555)
Unrealized loss investments, net of tax	(5)	(388)
Comprehensive income (loss)	$28,327	$(2,943)
Comprehensive loss attributable to noncontrolling interest	(733)	(694)
Total comprehensive income (loss) attributable to InterDigital, Inc.	$29,060	$(2,249)

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,332	$(2,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,640	9,351
Amortization of deferred financing costs and accretion of debt discount	3,641	2,505
Deferred revenue recognized	(44,157)	(26,635)
Increase in deferred revenue	72,503	14,498
Deferred income taxes	(6,559)	(7,593)
Share-based compensation	2,978	2,109
Other	539	388
(Increase) decrease in assets:
Receivables	(51,367)	23,784
Deferred charges and other assets	(3,485)	1,800
(Decrease) increase in liabilities:
Accounts payable	(4,379)	(14,619)
Accrued compensation and other expenses	(19,476)	(1,417)
Accrued taxes payable and other tax contingencies	11,561	(4,475)
Net cash provided by (used in) operating activities	1,771	(2,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(48,881)	(212,432)
Sales of short-term investments	100,256	119,428
Purchases of property and equipment	(838)	(1,220)
Capitalized patent costs	(8,427)	(7,883)
Acquisition of patents	(20,000)	—
Net cash provided by (used in) investing activities	22,110	(102,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	1,275	1,275
Net proceeds from exercise of stock options	—	343
Proceeds from issuance of convertible senior notes	316,000	—
Purchase of convertible bond hedge	(59,376)	—
Proceeds from issuance of warrants	42,881	—
Payments of debt issuance costs	(9,403)	—
Dividends paid	(7,433)	(4,043)
Tax benefit from share-based compensation	1,539	1,130
Repurchase of common stock	(50,731)	—
Net cash provided by (used in) financing activities	234,752	(1,295)
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	258,633	(106,261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428,567	497,714
CASH AND CASH EQUIVALENTS, END OF PERIOD	$687,200	$391,453
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,875	2,875
Income taxes paid, including foreign withholding taxes	12,714	10,390
Non-cash investing and financing activities:
Dividend payable	7,232	3,954
Accrued capitalized patent costs and acquisition of patents	327	645
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)
1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2015, and the results of our operations for the three months ended March 31, 2015 and 2014 and our cash flows for the three months ended March 31, 2015 and 2014. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (our “2014 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2015. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates in our existing accounting policies from the disclosures included in our 2014 Form 10-K except as stated below in "New Accounting Guidance."
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
New Accounting Guidance
Accounting Standards Update: Debt issuance costs
In March 2015, as part of their simplification initiative, the Financial Accounting Standards Board ("FASB") issued amendments to guidance for reporting debt issuance costs. According to the revised standard, an entity will recognize debt issuance costs as a direct deduction from the debt liability as opposed to an asset. The costs will continue to be amortized and included within interest expense in the entity's financial statements. The guidance is effective for interim and annual periods beginning on or after December 15, 2015 but early adoption is permitted. The Company has elected to early adopt this guidance effective first quarter 2015 and we have retrospectively applied the change within our Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. The impact of this change to our December 31, 2014 balance sheet was reductions of $1.3 million and $0.3 million to Prepaid and other current assets and Other non-current assets, respectively, and $1.6 million to Long-term debt.  See Note 8, “Long-Term Debt” for further information on our debt issuance costs.
Accounting Standards Update: Consolidation
In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities, or VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We are still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. The FASB currently is contemplating changes to the new standard and its effective date.  In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018.  This proposal and other changes will be subject to the FASB’s due process requirement, which includes a period for public comments. We are currently evaluating the effect that adopting this guidance will have on the Company's financial position, results of operations or cash flows.
2. ASSETS FOR HELD SALE:
During first quarter 2015, we signed a non-binding letter of intent to enter into an agreement to sell our facility in King of Prussia, Pennsylvania, to a third party and enter into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. We entered into the sale agreement during second quarter 2015 and expect to close before the end of the second quarter. The carrying amount of the assets to be sold was $1.3 million as of March 31, 2015, which was reclassified from the Property and equipment, net line in our Consolidated Balance Sheets to Prepaid and other current assets. Any gain or loss related to the sale will be recorded within Other Income in the Consolidated Statements of Operations.
3. INCOME TAXES:
In first quarter 2015, our effective tax rate was approximately 38.4% as compared to 36.2% during first quarter 2014, based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate related to an increase in certain deductions that are not allowed for tax purposes.
During first quarter 2015 and 2014, we paid approximately $12.3 million and $9.2 million, respectively, of foreign source withholding tax. Additionally, as of March 31, 2015, included within our taxes payable and deferred tax asset balances was $11.6 million of foreign source withholding tax and the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. This balance is related to a receivable from a foreign licensee.
During first quarter 2015, the Company settled an outstanding audit and, in connection with this settlement, paid $0.3 million in taxes and related interest.
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

	For the Three Months Ended March 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) applicable to InterDigital, Inc.	$29,065	$29,065	$(1,861)	$(1,861)
Denominator:
Weighted-average shares outstanding: Basic	36,954	36,954	40,444	40,444
Dilutive effect of stock options, RSUs, convertible securities, and warrants		375		—
Weighted-average shares outstanding: Diluted		37,329		40,444
Earnings Per Share:
Net income (loss): Basic	$0.79	$0.79	$(0.05)	$(0.05)
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.01)		—
Net income (loss): Diluted		$0.78		$(0.05)

Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock at March 31, 2015, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. For the period ended March 31, 2014, the effects of all potentially dilutive securities were excluded from the computation of diluted EPS as a result of the net loss reported in the period. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Restricted Stock Units	—	359
Stock options	18	107
Convertible securities	5,100	4,130
Warrants	5,100	4,130
Total	10,218	8,726

5. LITIGATION AND LEGAL PROCEEDINGS:
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
In concluding that the accused devices do not infringe the asserted claims in the ’966 and ’847 “power ramp-up” patents, the ALJ’s decision hinged on the construction of one patent claim term (“successively transmits/transmitted signals”) related to a claim term that InterDigital believes the Commission misconstrued in its decision in the previous 337-TA-800 investigation regarding the same family of patents. As discussed below, InterDigital appealed that claim construction from the 337-TA-800 investigation to the Federal Circuit. On February 18, 2015, the Federal Circuit affirmed the Commission’s construction of the claim terms in the 337-TA-800 investigation.
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
On August 14, 2014, the Commission determined to review in part the June 13, 2014 ID and terminated the investigation with a finding of no violation. With respect to the ’966 and ’847 patents, the Commission determined not to review the ID’s construction of “successively transmitted signals”/”successively transmits signals,” and determined not to review the ID’s conclusion that, based on that construction, the accused products do not infringe and the domestic industry products do not practice the asserted claims of the ’966 and ’847 patents. The Commission also determined not to review the ID’s conclusion that claim 3 of the ’847 patent is not invalid for lack of written description. With respect to the ’151 patent, the Commission determined not to review the ID’s conclusion that the accused products do not infringe and the domestic industry products do not practice the “same physical downlink control channel” limitation of independent claims 1 and 16. The Commission also determined not to review the ID’s conclusion that claim 16 is invalid for indefiniteness. The Commission further determined to review the ID’s construction of “and to” in claim 16 of the ’151 patent, affording that term its plain and ordinary meaning. In view of that that construction, the Commission reversed the ID’s conclusion, which was based on the reversed claim construction, that claims 16-21 and 23-24 are not infringed. The Commission also determined to review the ID’s infringement analysis of the term “and if so” in claim 1 and, on review, took no position concerning whether the accused products practice the determining steps in sequence as required in claims 1-6 and 8-9. Except as noted above concerning whether the domestic industry products practice the asserted patents, the Commission took no position on the remaining domestic industry-related issues raised in the petitions for review. In addition, the Commission took no position on the FRAND issues raised by Respondents.
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
On January 5, 2015, the court issued an order scheduling a claim construction hearing on February 27, 2015 to address the further construction of certain claim terms of the ’151 patent. On January 21, 2015 the court ordered that the scope of the two claim terms of the ’244 patent also be addressed at the hearing on February 27, 2015. In its January 5, 2015 order, the court also scheduled the infringement trials against ZTE as to the '151 patent for April 20, 2015, and against Nokia and MMO as to the ’151 and ’244 patents for April 27, 2015. In addition, the order scheduled the trial involving Nokia, MMO and InterDigital on the issue of inequitable conduct on May 6, 2015.
On February 27, 2015, the court held a claim construction hearing to address certain claim terms of the ’244 and ’151 patents. The court issued an order construing the disputed terms on March 6, 2015, adopting certain constructions proposed by InterDigital, certain constructions proposed by Nokia/MMO and/or ZTE, and arrived at certain other constructions based on its own analysis.
On March 17, 2015, Nokia/MMO and ZTE filed a letter requesting that the court permit filing of a motion for summary judgment of non-infringement of the ’151 patent. InterDigital opposed the request on March 19, 2015, and on March 23, 2015, the court denied defendants’ request.
The ZTE trial addressing infringement of the ’151 patent was held from April 20 to April 22, 2015. On April 22, 2015, the jury returned a verdict in favor of ZTE, finding that the '151 patent is not infringed by ZTE 3G and 4G cellular devices.

On April 23, 2015, the court held a claim construction hearing to address certain claims of the '244 patent. The court issued an opinion construing the disputed term on April 24, 2015, adopting a combination of InterDigital's proposed construction and the court's own analysis.
On April 23, 2015, InterDigital filed a motion to partially dismiss its complaint pertaining to the '151' patent against Nokia and MMO, as well as Nokia and MMO's counterclaims that relate to the '151 patent, and on April 27, 2015, the judge granted the motion.
On April 24, 2015, Nokia and MMO filed a letter with the court requesting permission to move for summary judgment of no infringement as to the '244 patent. InterDigital opposed the request on April 25, 2015.
On April 27, 2015, the Nokia/MMO trial addressing infringement of the ’244 patent was postponed until a date to be determined.
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
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC convened a second hearing on April 1, 2015 regarding whether to grant a retrial. If the retrial is granted, the SPC will likely schedule one or more additional hearings before it issues a decision on the merits of the case.
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

On April 7, 2014, InterDigital filed its opening appellate brief. The USITC and intervenors Nokia and ZTE filed responsive briefs on July 1, 2014. InterDigital filed its reply brief on August 8, 2014. Oral argument occurred on November 7, 2014. On February 18, 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337. On April 6, 2015, InterDigital filed a combined petition for panel rehearing and rehearing en banc as to the ’830 and ’636 patents. The petition is pending.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.2 million based on the exchange rate as of March 31, 2015), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
On August 7, 2014, InterDigital filed petitions challenging the jurisdiction of the Shenzhen Intermediate People's Court to hear the actions. On August 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the anti-monopoly law case. InterDigital filed an appeal of this decision on September 26, 2014. On September 28, 2014, the court denied InterDigital’s jurisdictional challenge with respect to the FRAND case, and InterDigital filed an appeal of that decision on October 27, 2014. On December 18, 2014, the Guangdong High Court issued decisions on both appeals upholding the Shenzhen Intermediate Court’s decisions that it had jurisdiction to hear these cases. On February 10, 2015, InterDigital filed a petition for retrial with the Supreme People’s Court regarding its jurisdictional challenges to both cases.
The Shenzhen Court has set a hearing date of May 11, 2015 for the anti-monopoly law case and May 13, 2015 for the FRAND case.
The Company has not recorded any accrual at March 31, 2015 for contingent losses associated with this matter, as the matter is still in a preliminary stage.
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
Also on June 9, 2014, LG filed an action in the Court of Chancery of the State of Delaware seeking a declaration that InterDigital breached a non-disclosure agreement between the parties by submitting certain evidence regarding the parties’ licensing communications to the arbitration tribunal; LG also seeks related injunctive relief. On June 23, 2014, InterDigital filed a motion to dismiss LG’s complaint. The court held a hearing on InterDigital’s motion on July 16, 2014, and on August 20, 2014 the court dismissed the action without prejudice. On August 28, 2014, LG filed a notice of appeal to the Delaware Supreme Court. On October 13, 2014, LG filed its opening appeal brief, on November 12, 2014, InterDigital filed its answering brief and on December 1, 2014, LG filed its reply brief. The Delaware Supreme Court heard oral argument on LG’s appeal on March 11, 2015 and on April 14, 2015 issued a decision affirming the dismissal of the action by the Court of Chancery.
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
On December 1, 2014, InterDigital moved for an order substituting InterDigital Communications Corporation with InterDigital Communications, Inc. Respondents opposed the motion on December 11, 2014. The ALJ granted the motion on January 14, 2015. On January 22, 2015, respondents filed a petition for review of the ALJ’s order. InterDigital opposed the petition for review on January 29, 2015. On February 13, 2015, the Commission determined not to review the ALJ’s order granting InterDigital’s motion to substitute.
The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. On April 27, 2015, the ALJ issued his initial determination. The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, and that there was no evidence of patent hold-up, there is evidence of reverse hold-up, and the public interest does not preclude issuance of an exclusion order. The Commission must determine whether to review the ALJ’s initial determination no later than June 26, 2015. If the Commission determines to review the initial determination, its final determination will be due no later than August 28, 2015.
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
On September 10, 2014, InterDigital filed a petition for recognition of its arbitration award against Arima in the Shilin District Court in Taiwan.  Arima filed an opposition to that petition for recognition on January 14, 2015, including a motion to stay the enforcement proceeding, and InterDigital filed its brief in opposition to the motion to stay the proceeding on February 2, 2015, and the parties submitted supplemental briefing on that issue. Arima’s motion to stay the enforcement proceeding is under consideration by the Taiwan court. On March 11, 2015, Arima filed a supplemental brief on InterDigital’s main enforcement claim and on April 7, 2015, InterDigital filed its response to Arima’s supplemental brief.
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

Arima Taiwan Proceeding
On December 18, 2014, InterDigital was served with a complaint filed by Arima in Taiwan’s Intellectual Property Court on July 25, 2014. The complaint names as defendants InterDigital’s wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. The complaint alleges that InterDigital abused its dominant position by forcing Arima to sign its patent license agreement with InterDigital in 2005, setting an unreasonably high and discriminatory royalty rate, and including other abusive and discriminatory provisions in the license agreement, in violation of the Fair Trade Act of Taiwan. The complaint seeks damages in the amount of NTD 100,000,000 (approximately $3.2 million based on the exchange rate as of March 31, 2015), and that this amount be trebled as an intentional violation.  On December 18, 2014, InterDigital was also served with a motion filed by Arima on July 25, 2014 to enjoin its wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. from enforcing the terms of their patent license agreement with Arima.  On December 23, 2014, there was an initial hearing on these matters. InterDigital filed jurisdictional objections and an opposition to the injunction motion on January 23, 2015. On February 3, 2015, the Intellectual Property Court held a hearing on the jurisdictional issues and the injunction motion, during which Arima submitted a supplemental brief on jurisdiction. After the February 3, 2015 hearing, the parties submitted additional supplemental briefing on the jurisdictional issues and the injunction motion. On March 24, 2015, the Intellectual Property Court held a hearing on these issues and asked for additional briefing by both parties on these issues, as well as on the appropriate amount of bond should Arima’s motion for an injunction be granted. InterDigital’s supplemental brief is due on April 30, 2015. On April 27, 2015, the Intellectual Property Court issued a one-month stay of the civil litigation.
Arima China Proceeding
On September 22, 2014, InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China on July 9, 2014.  The complaint names as defendants InterDigital, Inc., InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc.  The complaint alleges that InterDigital has abused its dominant market position and violated China’s anti-monopoly laws by licensing its patents at excessively high prices, engaging in discriminatory treatment, and imposing unreasonable trading conditions. Arima seeks relief in the amount of 120.0 million RMB (approximately $19.4 million based on the exchange rate as of March 31, 2015), and an order requiring InterDigital to license all of its patents to Arima on a fair, reasonable and non-discriminatory basis. On October 22, 2014, InterDigital filed a petition challenging the jurisdiction of the Jiangsu High People’s Court to hear the action. On December 11, 2014, Arima served an opposition to this jurisdictional challenge, and on January 9, 2015, InterDigital filed its reply to Arima’s opposition.  On January 16, 2015, the court held a hearing on the jurisdictional petition. On February 2, 2015, InterDigital filed a post-hearing statement on the jurisdictional challenge, along with a rebuttal opinion regarding Arima’s evidence related to the jurisdictional challenge, and on February 26, 2015, Arima filed its reply to InterDigital’s post-hearing statement. On April 7, 2015, Arima filed a supplemental submission on the jurisdiction issue and on April 27, 2015, InterDigital filed its brief in response to Arima’s supplemental submission. The court’s decision on the jurisdictional issue is pending.
The Company has not recorded any accrual at March 31, 2015 for contingent losses associated with this matter, as the matter is still in a preliminary stage.
Pegatron Civil Suit
In first quarter 2015, we learned that on or about February 3, 2015, Pegatron Corporation, one of our licensees, filed a civil suit in Taiwan Intellectual Property Court against InterDigital, Inc. and certain of its subsidiaries alleging breach of the Taiwan Fair Trade Act.  We have not yet been served with or otherwise received a copy of the complaint.
Other
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

6. EQUITY TRANSACTIONS:
Changes in shareholders’ equity for the three months ended March 31, 2015 and March 31, 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Balance beginning of period, December 31	$468,328	$528,650
Net income (loss) attributable to InterDigital, Inc.	29,065	(1,861)
Unrealized loss on investments, net	(5)	(388)
Cash dividends declared	(7,232)	(3,954)
Repurchase of Common Stock	(50,731)	—
Convertible note hedge transactions, net of tax	(38,594)	—
Warrant transactions	42,881	—
Equity component of the 2020 Notes, net of tax	38,567	—
Deferred financing costs allocated to equity	(2,430)	—
Exercise of common stock options	—	343
Taxes withheld upon restricted stock unit vestings	(7,920)	(2,518)
Tax benefit from share-based compensation	1,539	1,130
Share-based compensation	2,978	2,109
Total InterDigital, Inc. shareholders’ equity end of period	$476,446	$523,511
Noncontrolling Interest Balance beginning of period, December 31	7,349	5,170
Proceeds from noncontrolling interests	1,275	1,275
Net loss attributable to noncontrolling interest	(733)	(694)
Noncontrolling interest	7,891	5,751
Total Equity end of period	$484,337	$529,262
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a new $300 million share repurchase program (the “2014 Repurchase Program"). The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, in thousands.

	2014 Repurchase Program
	# of Shares	Value
2015 [a]	951	$50,731
2014	3,554	152,625
Total	4,505	$203,356

a.
Includes the repurchase of 0.8 million shares of our common stock at $53.61 per share, the closing price of the stock on March 5, 2015, from institutional investors through one of the initial purchasers and its affiliate, as our agent, concurrently with the pricing of the offering of the 2020 Notes (as defined below in Note 8, "Long-Term Debt").

In addition, from April 1, 2015 through April 28, 2015, we repurchased 0.2 million shares at a cost of $8.8 million under the 2014 Repurchase Program.

Dividends
Cash dividends on outstanding common stock declared in 2015 and 2014 were as follows (in thousands, except per share data):

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
	$0.20	$7,232

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
Fourth quarter	0.20	7,500	27,153
	$0.70	$27,153
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
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at a strike price of $64.09 per share, as adjusted for the Company's special dividend paid December 28, 2012. The warrants become exercisable in tranches starting in June 2016. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, we received $27.6 million and $4.1 million, respectively, on April 4, 2011.
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, at an initial strike price of approximately $88.46 per share. The warrants become exercisable in tranches starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015,we received approximately $37.3 million and approximately $5.6 million, respectively.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2015 and December 31, 2014, three licensees comprised 98% and 94%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$497,352	$—	$—	$497,352
Commercial paper (b)	—	218,118	—	218,118
U.S. government securities	—	154,314	—	154,314
Corporate bonds, asset backed and other securities	510	40,887	—	41,397
	$497,862	$413,319	$—	$911,181
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $189.8 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$307,995	$—	$—	$307,995
Commercial paper (b)	—	207,449	—	207,449
U.S. government securities	—	151,618	—	151,618
Corporate bonds, asset backed and other securities	671	36,195	—	36,866
	$308,666	$395,262	$—	$703,928
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $120.6 million of commercial paper that is included within cash and cash equivalents.

The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$546,000	$469,540	$561,060	$230,000	$216,206	$255,300
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 8 "Long-Term Debt") was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
8. LONG-TERM DEBT:
2016 Senior Convertible Notes, and related Note Hedge and Warrant Transactions
In April 2011, we issued $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the “2016 Notes”). The 2016 Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year, and mature on March 15, 2016, unless earlier converted or repurchased.
The 2016 Notes will be convertible into cash and, if applicable, shares of our common stock at a current conversion rate of 17.958 shares of common stock per $1,000 principal amount of 2016 Notes (which is equivalent to a conversion price of approximately $55.69 per share), as adjusted for the special cash dividend paid by the Company on December 28, 2012.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 15, 2015, the 2016 Notes will be convertible only under certain circumstances as set forth in the indenture to the 2016 Notes. Commencing on December 15, 2015, the 2016 Notes will be convertible in multiples of $1,000 principal amount, at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding the maturity date of the 2016 Notes. Upon any conversion, the conversion obligation will be settled in cash up to, and including, the principal amount and, to the extent of any excess over the principal amount, in shares of our common stock.
The Company may not redeem the 2016 Notes prior to their maturity date.
On March 29 and March 30, 2011, in connection with the offering of the 2016 Notes, we entered into convertible note hedge transactions that cover, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at an initial strike price that corresponds to the initial conversion price of the 2016 Notes and are exercisable upon conversion of the 2016 Notes.
On April 4, 2011, the Company paid $37.1 million and $5.6 million for the convertible note hedge transactions entered into on March 29 and March 30, 2011, respectively. The aggregate cost of the convertible note hedge transactions was $42.7 million. As described in more detail below, this cost was partially offset by the proceeds from the sale of the warrants described below.
On March 29 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock at a strike price of $64.09 per share, as adjusted for the special dividend paid by the Company on December 28, 2012. The warrants become exercisable in tranches starting in June 2016. As consideration for the warrants issued on March 29 and March 30, 2011, we received, on April 4, 2011, $27.6 million and $4.1 million, respectively.
Accounting Treatment of the 2016 Notes and related Convertible Note Hedge and Warrant Transactions
The offering of the 2016 Notes on March 29, 2011 was for $200.0 million and included an overallotment option that allowed the initial purchaser to purchase up to an additional $30.0 million aggregate principal amount of 2016 Notes. The initial purchaser exercised its overallotment option on March 30, 2011, bringing the total amount of 2016 Notes issued on April 4, 2011 to $230.0 million.
In connection with the offering of the 2016 Notes, as discussed above, InterDigital entered into convertible note hedge transactions with respect to its common stock. The $42.7 million cost of the convertible note hedge transactions was partially offset by the proceeds from the sale of the warrants described above, resulting in a net cost of $10.9 million.
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

Under current accounting guidance, the Company bifurcated the proceeds from the offering of the 2016 Notes between the liability and equity components of the debt. On the date of issuance, the liability and equity components were calculated to be approximately $187.0 million and $43.0 million, respectively. The initial $187.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $43.0 million ($28.0 million net of tax) equity component represents the difference between the fair value of the initial $187.0 million in debt and the $230.0 million of gross proceeds. The related initial debt discount of $43.0 million is being amortized using the effective interest method over the life of the 2016 Notes. An effective interest rate of 7% was used to calculate the debt discount on the 2016 Notes.
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
2020 Senior Convertible Notes, and related Note Hedge and Warrant Transactions
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 1.50% per year, payable in cash on March 1 and September 1 of each year, commencing September 1, 2015, and mature on March 1, 2020, unless earlier converted or repurchased.
The 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 13.8172 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to an initial conversion price of approximately $72.37 per share). It is our current intent and policy to settle all conversions through combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the indenture to the 2020 Notes. Commencing on December 1, 2019, the 2020 Notes will be convertible in multiples of $1,000 principal amount, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date of the 2020 Notes.
The Company may not redeem the 2020 Notes prior to their maturity date.
On March 5 and March 9, 2015, in connection with the offering of the 2020 Notes, we entered into convertible note hedge transactions that cover approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, at a strike price that corresponds initially to the initial conversion price of the 2020 Notes and are exercisable upon conversion of the 2020 Notes.
The cost of the March 5 and March 9, 2015 convertible note hedge transactions was approximately $51.7 million and approximately $7.7 million, respectively.
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million, respectively, of common stock at an initial strike price of approximately $88.46 per share. The warrants become exercisable in tranches starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
The Company also repurchased 0.8 million shares of our common stock at $53.61 per share, the closing price of the stock on March 5, 2015, from institutional investors through one of the initial purchasers and its affiliate, as our agent, concurrently with the pricing of the offering of the 2020 Notes.
Accounting Treatment of the 2020 Notes and related Convertible Note Hedge and Warrant Transactions
The offering of the 2020 Notes on March 5, 2015 was for $275.0 million and included an overallotment option that allowed the initial purchasers to purchase up to an additional $41.0 million aggregate principal amount of 2020 Notes. The initial purchasers exercised their overallotment option on March 9, 2015, bringing the total amount of 2020 Notes issued on March 11, 2015 to $316.0 million.
In connection with the offering of the 2020 Notes, as discussed above, InterDigital entered into convertible note hedge transactions with respect to its common stock. The $59.4 million cost of the convertible note hedge transactions was partially offset by the proceeds from the sale of the warrants described above, resulting in a net cost of $16.5 million. Both the convertible note hedge and warrants were classified as equity.

The Company bifurcated the proceeds from the offering of the 2020 Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $256.7 million and $59.3 million, respectively. The initial $256.7 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $59.3 million ($38.5 million net of tax) equity component represents the difference between the fair value of the initial $256.7 million in debt and the $316.0 million of gross proceeds. The related initial debt discount of $59.3 million is being amortized using the effective interest method over the life of the 2020 Notes. An effective interest rate of 5.89% was used to calculate the debt discount on the 2020 Notes.
In connection with the above-noted transactions, the Company incurred $9.3 million of directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $7.0 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $2.3 million of costs allocated to the equity component were recorded as a reduction of the equity component.
As described in Note 1, "Basis of Presentation," in March 2015, as part of their simplification initiative, FASB issued amendments to guidance for reporting debt issuance costs. According to the revised standard, an entity will recognize debt issuance costs as a direct deduction from the debt liability as opposed to an asset.
The following table reflects the carrying value of the Company's convertible debt as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Principal	$230,000	$316,000	$546,000	$230,000	$—	$230,000
Less:
Unamortized interest discount	(9,831)	(58,469)	(68,300)	(12,165)	—	(12,165)
Deferred financing costs	(1,303)	(6,857)	(8,160)	(1,629)	—	(1,629)
Net carrying amount of Notes	$218,866	$250,674	$469,540	$216,206	$—	$216,206
The following table presents the amount of interest cost recognized for the three months ended March 31, 2015 and March 31, 2014 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended March 31,
	2015			2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,438	$395	$1,833	$1,438	$—	$1,438
Accretion of debt discount	2,334	865	3,199	2,179	—	2,179
Amortization of deferred financing costs	326	116	442	326	—	326
Total	$4,098	$1,376	$5,474	$3,943	$—	$3,943

9. VARIABLE INTEREST ENTITIES:
As further discussed below, we are the primary beneficiary of two variable interest entities. As of March 31, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $16.3 million and $0.3 million, respectively. Assets include $9.7 million of cash and cash equivalents and $4.1 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
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
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless.  For both the three months ended March 31, 2015 and 2014, we have allocated approximately $0.7 million of Convida Wireless' net loss to noncontrolling interests held by other parties.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2014 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Revenue
Recurring revenue of $110.4 million in first quarter 2015 increased $25.3 million from $85.1 million in fourth quarter 2014 due to increased per-unit royalties that were primarily attributable to increased shipments by Pegatron Corporation ("Pegatron") and our other Taiwan-based licensees.
Refer to "Results of Operations -- First Quarter 2015 Compared to First Quarter 2014" for further discussion of our 2015 revenue.
2020 Senior Convertible Notes

In March 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the “2020 Notes”). The net proceeds from the offering were approximately $306.7 million after deducting the initial purchaser's discount, commissions and offering expenses. A portion of the net proceeds from the offering was used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the 2020 Notes. We also used $43.6 million of the remaining net proceeds to repurchase shares of our common stock concurrently with the pricing of the offering of the 2020 Notes.
The 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 13.8172 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to an initial conversion price of approximately $72.37 per share).
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million shares of common stock, respectively, at an initial strike price of approximately $88.46 per share. The warrants become exercisable in tranches starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
Please see Note 8, “Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the 2020 Notes and related note hedge and warrant transactions.
Stock Repurchase
During first quarter 2015, we repurchased 1.0 million shares of common stock for $50.7 million. Since the initiation of the Company's $300 million share repurchase program in June 2014 through April 28, 2015, we have repurchased 0.2 million shares of our common stock for a cumulative repurchase price of $8.8 million.
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
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of the recently issued '244 patent. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the '244 patent. On December 30, 2013, the Delaware District Court granted the stipulation of dismissal filed by InterDigital and Huawei, terminating the Huawei district court action. On August 5, 2014, InterDigital and Samsung filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice. The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, which will be addressed at a later phase of the case. The ZTE trial addressing infringement of’151 patent was held from April 20 to April 22, 2015. On April 22, 2015, the jury returned a verdict in favor of ZTE, finding that the '151 patent is not infringed by ZTE 3G and 4G cellular devices. On April 27, 2015, the Nokia/MMO trial addressing infringement of the ’244 patent was postponed until a date to be determined. Trials related to damages and FRAND-related issues are tentatively scheduled for March 2016 with ZTE and April 2016 with MMO.

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
The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review. In December 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. In January 2014, the court granted motions filed by the Nokia and ZTE Respondents for leave to intervene in the appeal. Oral argument in the appeal occurred in November 2014. On February 18, 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337. On April 6, 2015, InterDigital filed a combined petition for panel rehearing and rehearing en banc as to the ’830 and ’636 patents.

Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
On August 1, 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in this proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On February 12, 2014, the Commission issued a notice, order and opinion remanding the investigation to an ALJ. The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. On April 27, 2015, the ALJ issued his initial determination in the remand proceeding. The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, and that there was no evidence of patent hold-up, there is evidence of reverse hold-up, and the public interest does not preclude issuance of an exclusion order. The Commission must determine whether to review the initial determination no later than June 26, 2015. If the Commission determines to review the initial determination, its final determination will be due no later than August 28, 2015.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2014 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2014 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements. See below for updates related to certain critical accounting estimates.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, our debt obligations (including the repayment of our $230 million 2.5% senior convertible notes due in March 2016), existing stock repurchase program and dividend program for the next twelve months.
On March 11, 2015, we completed an offering of $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020. The net proceeds from the offering were approximately $306.7 million, after deducting the initial purchaser's discount, commissions and offering expenses. A portion of the net proceeds from the offering was used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the 2020 Notes. We also used $43.6 million of the remaining net proceeds to repurchase shares of our common stock concurrently with the pricing of the offering of the 2020 Notes. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include, among other things, the repurchase or retirement of our other outstanding indebtedness.
Cash, cash equivalents and short-term investments

At March 31, 2015 and December 31, 2014, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2015	December 31, 2014	Increase / (Decrease)
Cash and cash equivalents	$687,200	$428,567	$258,633
Short-term investments	223,981	275,361	(51,380)
Total Cash and cash equivalents and short-term investments	$911,181	$703,928	$207,253
The increase in cash, cash equivalents and short-term investments was primarily attributable to the net proceeds of $306.7 million from the offering of the 2020 Notes discussed above, which was partially offset by capital investments, including capitalized patent costs and patent acquisitions, of $29.3 million, share repurchases of $50.7 million, a net cost of $16.5 million for the bond hedge and warrant transactions and $7.4 million of dividend payments.
Cash flows from operations
We generated the following cash flows from our operating activities in first quarter 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014	Increase / (Decrease)
Net cash provided by (used in) operating activities	$1,771	$(2,859)	$4,630

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $4.6 million was primarily attributable to an increase in cash receipts of $21.1 million due to higher current royalties from existing licensees, primarily Pegatron. These cash receipts were offset by an increase in working capital adjustments primarily associated with higher performance-based incentive compensation payments during first quarter 2015 and an increase in cash outflows of $0.4 million primarily attributable to income taxes paid. The table below provides the significant items comprising our cash flows provided by operating activities during the three months ended March 31, 2015 and 2014 (in thousands).

	For the Three Months Ended March 31,
	2015	2014	Increase / (Decrease)
Cash Receipts:
Current royalties	$70,717	$51,933	$18,784
Fixed-fee royalty payments	17,250	14,750	2,500
Prepaid royalties	2,390	—	2,390
Technology solutions	2,321	4,942	(2,621)
Total cash receipts	$92,678	$71,625	$21,053

Cash Outflows:
Cash operating expenses [a]	44,516	46,425	(1,909)
Income taxes paid [b]	12,714	10,390	2,324
Total cash outflows	57,230	56,815	415

Other working capital adjustments	(33,675)	(17,669)	(16,006)

Cash flows provided by (used in) operating activities	$1,773	$(2,859)	$4,632

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2015, and December 31, 2014 (in thousands), as follows:

	March 31, 2015	December 31, 2014	Increase / (Decrease)
Current assets	$1,117,116	$841,876	$275,240
Less: current liabilities	385,664	205,169	180,495
Working capital	731,452	636,707	94,745
Subtract:
Cash and cash equivalents	687,200	428,567	258,633
Short-term investments	223,981	275,361	(51,380)
Add:
Current deferred revenue	113,245	124,695	(11,450)
Adjusted working capital	$(66,484)	$57,474	$(123,958)

The $124.0 million net decrease in adjusted working capital is primarily attributable to the $218.9 million reclassification from long-term to short-term related to our 2.5% Senior Convertible Notes due 2016, partially offset by a net increase in accounts receivable of $51.4 million and the payment of accrued compensation related to the 2014 short-term incentive plan. The increase in accounts receivable is related to a scheduled payment due within twelve months of the balance sheet date under an existing fixed-fee license.
Cash flows from investing and financing activities
We generated net cash in investing activities of $22.1 million in first quarter 2015 and used $102.1 million in first quarter 2014. We sold $51.4 million, net of purchases, and purchased $93.0 million, net of sales, of short-term marketable securities in first quarter 2015 and 2014, respectively. Investment costs associated with capitalized patent costs and acquisition of patents increased to $28.4 million in first quarter 2015 from $7.9 million in first quarter 2014, primarily due to a final payment of $20.0 million on a $45.0 million patent acquisition made in 2014.
Net cash provided by financing activities for first quarter 2015 was $234.8 million, a $236.1 million increase from $1.3 million net cash used in first quarter 2014. This increase primarily resulted from the net proceeds of $306.7 million from the issuance and sale of the 2020 Notes, partially offset by $50.7 million of share repurchases and $16.3 million of net costs for the bond hedge and warrant transactions.
Other
Our combined short-term and long-term deferred revenue balance at March 31, 2015 was approximately $446.4 million, an increase of $28.3 million from December 31, 2014. We have no material obligations associated with such deferred revenue. The increase was due to a gross increase in deferred revenue of $72.5 million associated with fixed-fee agreement payments or payments due within twelve months, which was partially offset by $44.2 million of deferred revenue recognized. The deferred revenue recognized was primarily comprised of $33.4 million of amortized fixed-fee royalty payments and $10.8 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the March 31, 2015 deferred revenue balance of $446.4 million by $113.2 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS

First Quarter 2015 Compared to First Quarter 2014
Revenues
The following table compares first quarter 2015 revenues to first quarter 2014 revenues (in thousands):

	For the Three Months Ended March 31,
	2015	2014	Increase/(Decrease)
Per-unit royalty revenue	$75,583	$36,488	$39,095	107%
Fixed-fee amortized royalty revenue	33,373	16,936	16,437	97%
Current patent royalties [a]	108,956	53,424	55,532	104%
Past patent royalties [b]	17	850	(833)	(98)%
Total patent licensing royalties	108,973	54,274	54,699	101%
Current technology solutions revenue [a]	1,405	2,770	(1,365)	(49)%
Past technology solutions revenue [b]	—	800	(800)	(100)%
Total revenue	$110,378	$57,844	$52,534	91%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $52.5 million increase in total revenue was primarily attributable to the $54.2 million increase in recurring revenues, which was partially offset by the $1.6 million decrease in past sales. Current patent royalties increased due to increases in both fixed-fee amortized royalty revenue and per-unit royalty revenue. The $39.1 million increase in per-unit royalty revenue was driven by increased shipments by Pegatron and our other Taiwan-based licensees. Additionally, the new patent license agreements signed during second quarter 2014 contributed to the increased fixed-fee royalties, and were partially offset by the expiration of our patent license agreement with Apple Inc. and the absence of revenue from a financially distressed licensee as discussed in our 2014 Form 10-K. Current technology solutions revenue decreased by $1.4 million primarily related to decreased shipments by one of our technology solutions customers.
In first quarter 2015 and first quarter 2014, 55% and 48% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first quarter 2015 and first quarter 2014, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended March 31,
	2015	2014
Pegatron	39%	31%
Samsung Electronics Company, Ltd.	16%	—%
Sony Corporation of America	< 10%	17%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2015 and first quarter 2014 by category (in thousands):

	For the Three Months Ended March 31,
	2015	2014	Increase/ (Decrease)
Patent administration and licensing	$31,625	$33,694	$(2,069)	(6)%
Development	17,991	15,887	2,104	13%
Selling, general and administrative	9,518	8,304	1,214	15%
Total operating expenses	$59,134	$57,885	$1,249	2%

Operating expenses increased 2% to $59.1 million in first quarter 2015 from $57.9 million in first quarter 2014. The $1.2 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/ (Decrease)
Depreciation and amortization	$2,263
Commercial initiatives and Signal Trust	2,131
Personnel-related costs	1,177
Consulting services	981
Other	54
Intellectual property enforcement and non-patent litigation	(5,357)
Total increase in operating expenses	$1,249

The $1.2 million increase in operating expenses was primarily due to the $2.3 million increase in patent amortization primarily related to recent patent acquisitions. The $2.1 million increase in commercial initiatives and Signal Trust expense was primarily attributable to new commercial initiatives. The $1.0 million increase in consulting services was primarily related to the support of research and development projects and corporate branding-related initiatives that have ramped up over the last twelve months. The $1.2 million increase in personnel-related costs was primarily related to hiring activity during 2014. The $5.4 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in costs associated with the USITC actions. These decreases were partially offset by increases in patent amortization and personnel-related costs as described above.
Development Expense: The increase in development expense was primarily attributable to increases in personnel-related costs, consulting services, and commercial initiative-related costs as described above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense was primarily attributable to increases in personnel-related costs and consulting services as described above. Additionally, a portion of the expenses related to commercial initiatives discussed above contributed to this increase.
Other (Expense) Income
The following table compares first quarter 2015 other (expense) income to first quarter 2014 other (expense) income (in thousands):

	For the Three Months Ended March 31,
	2015	2014	Change
Interest expense	$(5,473)	$(3,951)	$(1,522)	39%
Other	(188)	(200)	12	(6)%
Interest and investment income	425	187	238	127%
	$(5,236)	$(3,964)	$(1,272)	32%
In first quarter 2015, other expense was $5.2 million as compared to other expense of $4.0 million in first quarter 2014. The change between periods was primarily due to additional interest expense as a result of the issuance of the 2020 Notes during first quarter 2015 as discussed above.
Income tax provision
In first quarter 2015, our effective tax rate was approximately 38.4% as compared to 36.2% during first quarter 2014, based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate related to an increase in certain deductions that are not allowed for tax purposes.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial statements or results of operations;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our March 31, 2015 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans and beliefs with respect to, our various litigation, arbitration and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months; and

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.20 per share cash dividend in the future.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2014 Form 10-K and in Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2014 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceedings initiated in January 2013 involving InterDigital, Nokia and ZTE previously disclosed in the 2014 Form 10-K. On February 27, 2015, the Delaware District Court held a claim construction hearing to address certain claim terms of the ’244 and ’151 patents. The court issued an order construing the disputed terms on March 6, 2015, adopting certain constructions proposed by InterDigital, certain constructions proposed by Nokia/MMO and/or ZTE, and arrived at certain other constructions based on its own analysis.
On March 17, 2015, Nokia/MMO and ZTE filed a letter requesting that the Delaware District Court permit filing of a motion for summary judgment of non-infringement of the ’151 patent. InterDigital opposed the request on March 19, 2015, and on March 23, 2015, the court denied defendants’ request. The ZTE trial addressing infringement of the ’151 patent was held from April 20 to April 22, 2015. On April 22, 2015, the jury returned a verdict in favor of ZTE, finding that the '151 patent is not infringed by ZTE 3G and 4G cellular devices.
On April 23, 2015, the court held a claim construction hearing to address certain claims of the '244 patent. The court issued an opinion construing the disputed term on April 24, 2015, adopting a combination of InterDigital's proposed construction and the court's own analysis. On April 23, 2015, InterDigital filed a motion to partially dismiss its complaint pertaining to the '151' patent against Nokia and MMO, as well as Nokia and MMO's counterclaims that relate to the '151 patent, and on April 27, 2015, the judge granted the motion. On April 24, 2015, Nokia and MMO filed a letter with the court requesting permission to move for summary judgment of no infringement as to the '244 patent. InterDigital opposed the request on April 25, 2015. On April 27, 2015, the Nokia/MMO trial addressing infringement of the ’244 patent was postponed until a date to be determined.
Huawei China Proceedings

Reference is made to the Huawei China Proceedings in which InterDigital was served in February 2012 with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China previously disclosed in the 2014 Form 10-K. The Chinese Supreme People's Court ("SPC") convened a second hearing on April 1, 2015 regarding whether to grant a retrial of the FRAND proceeding.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 and the related Federal Circuit appeal involving InterDigital, Nokia and ZTE previously disclosed in the 2014 Form 10-K. On April 6, 2015, InterDigital filed with the Federal Circuit a combined petition for panel rehearing and rehearing en banc as to the ’830 and ’636 patents. The petition is pending.
ZTE China Proceedings
Reference is made to the ZTE China Proceedings in which InterDigital was served in July 2014 with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China previously disclosed in the 2014 Form 10-K. The Shenzhen Intermediate People's Court has set a hearing date of May 11, 2015 for the anti-monopoly law case and May 13, 2015 for the FRAND case .
LG Arbitration and Related Delaware Chancery Court Proceeding
Reference is made to the arbitration initiated against InterDigital by LG Electronics, Inc. ("LG") in March 2012 and related Delaware Chancery Court proceeding previously disclosed in the 2014 Form 10-K. The Delaware Supreme Court heard oral argument on LG's appeal on March 11, 2015 and on April 14, 2015 issued a decision affirming the dismissal of the action by the Court of Chancery.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2014 Form 10-K. On April 27, 2015, the ALJ issued his initial determination in the remand proceeding. The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, and that there was no evidence of patent hold-up, there is evidence of reverse hold-up, and the public interest does not preclude issuance of an exclusion order.
Arbitration with Arima Communications Corporation
Reference is made to the arbitration with Arima previously disclosed in the 2014 Form 10-K. Arima’s motion to stay the enforcement proceeding is under consideration by the Taiwan court. On March 11, 2015, Arima filed a supplemental brief on InterDigital’s main enforcement claim and on April 7, 2015, InterDigital filed its response to Arima’s supplemental brief.
Arima Taiwan Proceeding
Reference is made to the Arima Taiwan proceeding in which InterDigital was served with a complaint filed by Arima in Taiwan’s Intellectual Property Court in July 2014 previously disclosed in the 2014 Form 10-K. On March 24, 2015, the Intellectual Property Court held a hearing on the jurisdictional issues and injunction motion and asked for additional briefing on by both parties on these issues, as well as on the appropriate amount of bond should Arima's motion for an injunction be granted. InterDigital’s supplemental brief is due on April 30, 2015. On April 27, 2015, the Intellectual Property Court issued a one-month stay of the civil litigation.
Arima China Proceeding
Reference is made to the Arima China proceeding in which InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China in July 2014 previously disclosed in the 2014 Form 10-K.  On February 26, 2015, Arima filed its reply to InterDigital's post-hearing statement on the jurisdictional challenge. On April 7, 2015, Arima filed a supplemental submission on the jurisdiction issue and on April 27, 2015, InterDigital filed its brief in response to Arima's supplemental submission.
See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these and other proceedings.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for information concerning risk factors. In connection with the private placement of the 2020 Notes and the other transactions entered into in connection therewith (discussed more fully in Note 8, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), we are updating the risk factors contained in the 2014 Form 10-K to include those revised risk factors set forth below.

The following risk factors should be read in conjunction with the risk factors discussed in Part 1, Item 1A of the Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2014 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Relating to the Notes
Our increased indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.
Our total consolidated long-term debt as of March 31, 2015 was approximately $470 million. This level of debt could have significant consequences on our future operations, including:

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

Our ability to meet our payment and other obligations under the Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the Notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes, and this default could cause us to be in default on any other currently existing or future outstanding indebtedness.
The convertible note hedge transactions and warrant transactions may affect the value of the Notes and the market price of our common stock.
In connection with the offering of both the 2016 Notes and the 2020 Notes, we entered into convertible note hedge transactions with certain financial institutions (the “option counterparties”) and sold warrants to the option counterparties. These transactions will be accounted for as an adjustment to our stockholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants will have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.

In connection with establishing their initial hedge of these transactions, the option counterparties (and/or their affiliates) purchased our common stock in open market transactions and/or privately negotiated transactions and/or entered various cash-settled derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the Notes. These activities could have the effect of increasing (or reducing the size of any decrease in) the price of our common stock concurrently with or following the pricing of the Notes. In addition, the option counterparties (and/or their affiliates) may modify their respective hedge positions from time to time (including during any observation period related to a conversion of the Notes) by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in open market transactions and/ or privately negotiated transactions.

The potential effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.
We are subject to counterparty risk with respect to the convertible note hedge transactions.
The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that the option counterparties may default under the respective convertible note hedge transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
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
Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes will have the right, at their option, to require us to repurchase all of their Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We may also be required to issue additional shares upon conversion in the event of certain fundamental change transactions. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.
The accounting method for convertible debt securities, such as the Notes, could have a material adverse effect on our reported financial results.
In May 2008, the FASB, issued ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments, such as the 2016 and 2020 Notes, that may be settled partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the fair value of the conversion option of the Notes be reported as a component of stockholders’ equity and included in the additional paid-in-capital on our consolidated balance sheet. The value of the conversion option of the Notes will be reported as discount to the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2016 and 2020 Notes.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 11, 2015, on March 5 and March 9, 2015, we entered into privately negotiated warrant transactions with Barclays Bank PLC, through its agent Barclays Capital Inc., and Goldman Sachs & Co., whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million shares, respectively, of our common stock at an initial strike price of approximately $88.46 per share. The warrants become exercisable in tranches starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively. If the market value per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants at the time the warrants are exercisable, the warrants will have a dilutive effect on our earnings per share. The warrants were sold in separate warrant transactions pursuant to the exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, as an offering by an issuer not involving a public offering.
The following table provides information regarding Company purchases of its common stock during first quarter 2015.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2015 - January 31, 2015	200	$49.99	200	$147,365,336
February 1, 2015 - February 28, 2015	57,825	$49.64	57,825	$144,511,028
March 1, 2015 - March 31, 2015 (4)	893,377	$53.29	893,377	$96,644,494
Total	951,402	$53.32	951,402	$96,644,494
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
(4) Includes the repurchase of 812,377 shares of our common stock at $53.61 per share, the closing price of the stock on March 5, 2015, from institutional investors through one of the Initial Purchasers and its affiliate, as our agent, concurrently with the pricing of the offering of the 2020 Notes.
In addition, from April 1, 2015 through April 28, 2015, we repurchased 0.2 million shares at a cost of $8.8 million under the 2014 Repurchase Program.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
*4.1
Indenture, dated as of March 11, 2015, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

*4.2	Form of 1.50% Senior Convertible Note due 2020 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

*10.1	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

*10.2	Form of Warrant Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

†10.3	InterDigital, Inc. Term Sheet and Standard Terms and Conditions for Time-Based Restricted Stock Units.

†10.4	InterDigital, Inc. Term Sheet and Standard Terms and Conditions for Performance-Based Restricted Stock Units.

†10.5	InterDigital, Inc. Term Sheet and Standard Terms and Conditions for Stock Options.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on April 29, 2015, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

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

INTERDIGITAL, INC.

Date: April 29, 2015	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 29, 2015	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*4.1
Indenture, dated as of March 11, 2015, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

*4.2	Form of 1.50% Senior Convertible Note due 2020 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

*10.1	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

*10.2	Form of Warrant Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).

†10.3	InterDigital, Inc. Term Sheet and Standard Terms and Conditions for Time-Based Restricted Stock Units.

†10.4	InterDigital, Inc. Term Sheet and Standard Terms and Conditions for Performance-Based Restricted Stock Units.

†10.5	InterDigital, Inc. Term Sheet and Standard Terms and Conditions for Stock Options.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on April 29, 2015, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

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