Form 10-Q
period 2015-06-30
InterDigital, Inc.
filed 2015-07-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	35,913,909
Title of Class	Outstanding at July 28, 2015

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — June 30, 2015 and December 31, 2014	3
Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2015 and 2014	4
Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2015 and 2014	5
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3 Quantitative and Qualitative Disclosures About Market Risk	45
Item 4 Controls and Procedures	45
Part II — Other Information:
Item 1 Legal Proceedings	46
Item 1A Risk Factors	48
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6 Exhibits	50
SIGNATURES	51
EXHIBIT INDEX	52
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$507,036	$428,567
Short-term investments	400,559	275,361
Accounts receivable, less allowances of $1,654	108,717	51,702
Deferred tax assets	68,409	54,019
Prepaid and other current assets	32,473	32,227
Total current assets	1,117,194	841,876
PROPERTY AND EQUIPMENT, NET	11,479	12,546
PATENTS, NET	259,704	265,540
DEFERRED TAX ASSETS	71,940	71,783
OTHER NON-CURRENT ASSETS	805	1,217
	343,928	351,086
TOTAL ASSETS	$1,461,122	$1,192,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$221,607	$—
Accounts payable	12,201	34,654
Accrued compensation and related expenses	13,799	27,089
Deferred revenue	110,198	124,695
Taxes payable	14,405	—
Dividends payable	7,243	7,456
Other accrued expenses	18,900	11,275
Total current liabilities	398,353	205,169
LONG-TERM DEBT	253,593	216,206
LONG-TERM DEFERRED REVENUE	312,592	293,342
OTHER LONG-TERM LIABILITIES	3,753	2,568
TOTAL LIABILITIES	968,291	717,285
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,118 and 69,800 shares issued and 35,921 and 36,920 shares outstanding	701	698
Additional paid-in capital	653,892	614,162
Retained earnings	803,864	757,050
Accumulated other comprehensive income	126	118
	1,458,583	1,372,028
Treasury stock, 34,197 and 32,880 shares of common held at cost	974,272	903,700
Total InterDigital, Inc. shareholders’ equity	484,311	468,328
Noncontrolling interest	8,520	7,349
Total equity	492,831	475,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,461,122	$1,192,962

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
REVENUES:
Patent licensing royalties	$116,622	$192,088	$225,595	$246,362
Technology solutions	1,929	2,146	3,334	5,716
	$118,551	$194,234	$228,929	$252,078

OPERATING EXPENSES:
Patent administration and licensing	31,212	31,272	62,837	64,966
Development	18,326	22,901	36,317	38,788
Selling, general and administrative	10,435	11,689	19,953	19,993
	59,973	65,862	119,107	123,747

Income from operations	58,578	128,372	109,822	128,331

OTHER EXPENSE	(7,746)	(3,602)	(12,982)	(7,566)
Income before income taxes	50,832	124,770	96,840	120,765
INCOME TAX PROVISION	(18,877)	(46,658)	(36,553)	(45,208)
NET INCOME	$31,955	$78,112	$60,287	$75,557
Net loss attributable to noncontrolling interest	(647)	(789)	(1,380)	(1,483)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$32,602	$78,901	$61,667	$77,040
NET INCOME PER COMMON SHARE — BASIC	$0.91	$1.95	$1.69	$1.90
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	36,022	40,443	36,486	40,444
NET INCOME PER COMMON SHARE — DILUTED	$0.89	$1.93	$1.67	$1.90
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	36,442	40,822	36,883	40,643
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.30

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Net income	$31,955	$78,112	$60,287	$75,557
Unrealized gain on investments, net of tax	13	770	8	382
Comprehensive income	$31,968	$78,882	$60,295	$75,939
Comprehensive loss attributable to noncontrolling interest	(647)	(789)	(1,380)	(1,483)
Total comprehensive income attributable to InterDigital, Inc.	$32,615	$79,671	$61,675	$77,422

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,287	$75,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,423	18,372
Amortization of deferred financing costs and accretion of debt discount	9,300	5,085
Deferred revenue recognized	(86,022)	(74,336)
Increase in deferred revenue	90,776	256,859
Deferred income taxes	(14,547)	(14,899)
Share-based compensation	6,299	9,721
Other	631	288
(Increase) decrease in assets:
Receivables	(57,015)	(268,505)
Deferred charges and other assets	(458)	(3,191)
Increase (decrease) in liabilities:
Accounts payable	(1,453)	(12,443)
Accrued compensation and other expenses	(18,582)	283
Accrued taxes payable and other tax contingencies	14,427	37,490
Net cash provided by operating activities	27,066	30,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(259,468)	(263,395)
Sales of short-term investments	134,286	174,742
Purchases of property and equipment	(1,329)	(1,466)
Capitalized patent costs	(16,191)	(17,112)
Acquisition of patents	(20,000)	(25,275)
Net cash used in investing activities	(162,702)	(132,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	2,551	2,550
Proceeds from other financing activities	4,500	—
Net proceeds from exercise of stock options	26	353
Proceeds from issuance of convertible senior notes	316,000	—
Purchase of convertible bond hedge	(59,376)	—
Proceeds from issuance of warrants	42,881	—
Payments of debt issuance costs	(9,403)	—
Dividends paid	(14,665)	(8,088)
Tax benefit from share-based compensation	2,163	1,196
Repurchase of common stock	(70,572)	(8,454)
Net cash provided by (used in) financing activities	214,105	(12,443)
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	78,469	(114,668)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428,567	497,714
CASH AND CASH EQUIVALENTS, END OF PERIOD	$507,036	$383,046
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,875	2,875
Income taxes paid, including foreign withholding taxes	36,764	22,823
Non-cash investing and financing activities:
Dividend payable	7,243	7,456
Accrued capitalized patent costs and acquisition of patents	421	21,034
Non-cash acquisition of patents	—	19,250
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)
1. BASIS OF PRESENTATION:
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2015, and the results of our operations for the three and six months ended June 30, 2015 and 2014 and our cash flows for the six months June 30, 2015 and 2014. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (our “2014 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2015. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. We are currently evaluating the effect that adopting this guidance will have on the Company's financial position, results of operations or cash flows.
2. SALE-LEASEBACK:
During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. The carrying amount of the assets to be sold is $1.3 million as of June 30, 2015, and is still included within Property and Equipment. The gain related to the sale will be recorded within Other Income in our Consolidated Statements of Operations, and the assets sold will be removed from Property and Equipment, at the completion of the lease term.
3. INCOME TAXES:
In first half 2015, our effective tax rate was approximately 37.7% as compared to 37.4% during first half 2014, based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate related to certain expenses that are not deductible for tax purposes.
During first half 2015 and 2014, we paid approximately $24.0 million and $14.1 million, respectively, of foreign source withholding tax. Additionally, as of June 30, 2015, included within our taxes payable and deferred tax asset balances was $14.4 million of foreign source withholding tax and the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. This balance is related to a receivable from foreign licensees.
During first half 2015, the Company settled an outstanding audit and, in connection with this settlement, paid $0.3 million in taxes and related interest.
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

	For the Three Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$32,602	$32,602	$78,901	$78,901
Denominator:
Weighted-average shares outstanding: Basic	36,022	36,022	40,443	40,443
Dilutive effect of stock options, RSUs, convertible securities, and warrants		420		379
Weighted-average shares outstanding: Diluted		36,442		40,822
Earnings Per Share:
Net income: Basic	$0.91	$0.91	$1.95	$1.95
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.02)		(0.02)
Net income: Diluted		$0.89		$1.93

	For the Six Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$61,667	$61,667	$77,040	$77,040
Denominator:
Weighted-average shares outstanding: Basic	36,486	36,486	40,444	40,444
Dilutive effect of stock options, RSUs, convertible securities, and warrants		397		199
Weighted-average shares outstanding: Diluted		36,883		40,643
Earnings Per Share:
Net income: Basic	$1.69	$1.69	$1.90	$1.90
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.02)		—
Net income: Diluted		$1.67		$1.90
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock for the three and/or six month periods ended June 30, 2015 and/or June 30, 2014, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Restricted Stock Units	—	10	2	3
Stock options	94	213	56	160
Convertible securities	4,366	4,130	6,803	4,130
Warrants	8,496	4,130	6,808	4,130
Total	12,956	8,483	13,669	8,423

5. LITIGATION AND LEGAL PROCEEDINGS:
Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
USITC Proceeding (337-TA-868)
On January 2, 2013, the Company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the United States International Trade Commission (the “USITC” or “Commission”) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents have been asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-

TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On February 21, 2013, each 337-TA-868 Respondent filed their respective responses to the complaint.

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

On December 6, 2013, Samsung moved for partial summary determination that certain of the asserted claims of U.S. Patent Nos. 7,190,966 (the “’966 patent”), 7,286,847 (the “’847 patent”), and 7,706, 830 (the “’830 patent”) are invalid for lack of sufficient written description. ZTE and Huawei joined Samsung’s motion on December 12, 2013. InterDigital opposed Samsung’s motion on December 18, 2013. On January 30, 2014, the ALJ denied the motion.

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

On December 12, 2013, Respondents moved for summary determination that InterDigital has failed to satisfy the technical prong of the domestic industry requirement with respect to U.S. Patent No. 7,941,151 (the “’151 patent”). InterDigital opposed the motion on January 2, 2014. On January 30, 2014, the ALJ denied the motion.

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

On December 29, 2014, InterDigital and the USITC filed a joint unopposed motion to stay the appeal pending the Federal Circuit’s final disposition in the appeal of the 337-TA-800 investigation (described below). InterDigital also notified the court that it would not pursue its appeal of the Commission's determination as it relates to the '151 patent. The appeal is thus directed only to the '966 and '847 patents. The court granted the motion to stay on January 9, 2015.

On June 2, 2015, InterDigital moved to voluntarily dismiss the Federal Circuit appeal, because, even if it were to prevail, it did not believe there would be sufficient time following the court’s decision and mandate for the USITC to complete its proceedings on remand such that the accused products would be excluded before the '966 and '847 patents expire in June 2016. The court granted the motion and dismissed the appeal on June 18, 2015.

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

On February 11, 2014, the Delaware District Court judge granted an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and any FRAND-related counterclaims. On January 5, 2015, the Delaware District Court entered a scheduling order for damages and FRAND-related issues, including trials tentatively scheduled for March 2016 with ZTE and April 2016 with MMO. On May 29, 2015, the court entered a new scheduling order for damages and FRAND-related issues due to changes in the schedule of the liability portion of the MMO proceedings (see below). This schedule sets target dates for trials related to damages and FRAND-related issues on October 17, 2016 for ZTE and November 14, 2016 for MMO.

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

The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The court issued formal judgment to this effect on October 29, 2014. As noted above, the Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, and trials related to damages and FRAND-related issues are scheduled for October 17, 2016 with ZTE and November 14, 2016 with MMO.

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

On April 23, 2015, InterDigital filed a motion to partially dismiss its complaint pertaining to the '151 patent against Nokia and MMO, as well as Nokia and MMO's counterclaims that relate to the '151 patent (including inequitable conduct), and on April 27, 2015, the judge granted the motion.

On April 24, 2015, Nokia and MMO filed a letter with the court requesting permission to move for summary judgment of no infringement as to the '244 patent. InterDigital opposed the request on April 25, 2015.

On April 27, 2015, the Nokia/MMO trial addressing infringement of the ’244 patent was postponed until a date to be determined.

On April 27, 2015, the court ruled that Nokia Corporation should be severed for a separate trial addressing infringement of the ’244 patent. On May 11, 2015, InterDigital filed a motion for re-argument of the order severing Nokia Corporation for a separate trial, and requested that the court conduct a single consolidated infringement trial on the ’244 patent with respect to defendants Nokia Corporation, Nokia Inc. and MMO. On May 29, 2015, Nokia Inc. and MMO, as well as Nokia Corporation, filed oppositions to the motion for re-argument, and on June 8, 2015, InterDigital filed a reply in support of the motion. The motion is pending.

On May 5, 2015, the court scheduled the Nokia Inc./MMO jury trial addressing infringement of the ’244 patent for November 16, 2015.

On May 12, 2015, Nokia/MMO moved for summary judgment of non-infringement of the ’244 patent, alleging that the accused devices do not practice a particular claim element of the '244 patent. On June 2, 2015, InterDigital opposed Nokia/MMO’s motion, and filed a cross-motion for partial summary judgment that the accused devices infringe the claim element at issue in Nokia/MMO's motion for summary judgment. On June 16, 2015, Nokia/MMO filed a reply in support of its motion for summary judgment and an opposition to InterDigital’s cross-motion. On June 18, 2015, InterDigital filed a request for oral argument on the summary judgment motions, and, on June 26, 2015, InterDigital filed a reply in support of its cross-motion. The motions and oral argument request are pending.

Huawei Arbitration
On December 23, 2013, InterDigital and Huawei agreed to engage in an expedited binding arbitration to resolve their licensing disputes. Pursuant to their agreement, on April 9, 2014, InterDigital and Huawei initiated an arbitration with the International Court of Arbitration of the International Chamber of Commerce (ICC) jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. An arbitration hearing was held on January 12-16, 2015. On May 26, 2015, the panel convened by the ICC delivered a confidential partial award. The panel convened by the ICC delivered a confidential final award dated July 14, 2015.

On July 9, 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award. On the same day, Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award, and to date Huawei has not made any payments under the award. Both proceedings are in preliminary stages.

The company will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectibility is reasonably assured.

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

On April 7, 2014, InterDigital filed its opening appellate brief. The USITC and intervenors Nokia and ZTE filed responsive briefs on July 1, 2014. InterDigital filed its reply brief on August 8, 2014. Oral argument occurred on November 7, 2014. On February 18, 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337. On April 6, 2015, InterDigital filed a combined petition for panel rehearing and rehearing en banc as to the ’830 and ’636 patents. The petition was denied on May 12, 2015, and the court’s mandate issued on May 19, 2015.

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

ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.3 million based on the exchange rate as of June 30, 2015), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.

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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. It is possible that the Court may schedule further hearings on this case before issuing its decision. The Shenzhen Court has scheduled a hearing in the FRAND case for July 29-31, 2015.

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

On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The arbitration tribunal held an evidentiary hearing on July 20-22, 2015. InterDigital expects that the tribunal will issue a final award in late 2015 or early 2016.

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

The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. On April 27, 2015, the ALJ issued his Remand Initial Determination (“RID”). The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, and that there was no evidence of patent hold-up, there is evidence of reverse hold-up, and the public interest does not preclude issuance of an exclusion order.

On May 11, 2015, Nokia Corporation and MMO each filed petitions to the Commission to review the RID. On June 25, 2015, the Commission issued a notice of its decision to review in part the RID. The Commission determined to review the RID’s findings concerning the application of the Commission’s prior construction of one claim limitation in Investigation Nos. 337-TA-800 and 337-TA-868, the RID’s findings as to whether the accused products satisfy that claim limitation, and the RID’s public interest findings. The Commission is expected to issue its final determination by August 28, 2015.

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
After InterDigital submitted an application for fees and costs, on July 1, 2014, the panel issued a final award, which was subsequently modified on July 14, 2014, resulting in an award of approximately $23.6 million. On July 2, 2014, InterDigital commenced an action in the Delaware District Court to confirm the arbitration award, and, on July 28, 2014, InterDigital filed an amended petition in the Delaware District Court to reflect the revised award of approximately $23.6 million (which would continue to accrue interest until payment by Arima). On August 21, 2014, Arima filed a cross-petition to vacate, or in the alternative to modify, the arbitration award. The parties fully briefed their respective petitions, and on December 11, 2014, the parties submitted a joint status report to the court.
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
On June 10, 2015, InterDigital announced that it had entered into a settlement agreement with Arima. The agreement maintains the existing patent license agreement and resolves all pending payment disputes between the companies. In addition, the agreement resulted in the dismissal of all current litigations and arbitrations between the companies in all jurisdictions. As a result of this settlement agreement, InterDigital withdrew its action for confirmation of the award in Delaware District Court, and Arima withdrew its cross-petition to vacate or, in the alternative, modify the award. The Delaware District Court dismissed the case on June 16, 2015. Similarly, InterDigital withdrew its petition for recognition and enforcement of the award in Shilin District Court in Taiwan, and the Shilin District Court dismissed that case on June 22, 2015.
In second quarter 2015, InterDigital recognized $27.2 million of past patent royalties related to this settlement.
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
Arima Taiwan Proceedings
On December 18, 2014, InterDigital was served with a complaint filed by Arima in Taiwan’s Intellectual Property Court on July 25, 2014. The complaint names as defendants InterDigital’s wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. The complaint alleges that InterDigital abused its dominant position by forcing Arima to sign its patent license agreement with InterDigital in 2005, setting an unreasonably high and discriminatory royalty rate, and including other abusive and discriminatory provisions in the license agreement, in violation of the Fair Trade Act of Taiwan. The complaint seeks damages in the amount of NTD 100,000,000 (approximately $3.2 million based on the exchange rate as of June 30, 2015), and that this amount be trebled as an intentional violation.  On December 18, 2014, InterDigital was also served with a motion filed by Arima on July 25, 2014 to enjoin its wholly owned subsidiaries InterDigital Technology

Corporation and IPR Licensing, Inc. from enforcing the terms of their patent license agreement with Arima.  On December 23, 2014, there was an initial hearing on these matters. InterDigital filed jurisdictional objections and an opposition to the injunction motion on January 23, 2015. On February 3, 2015, the Intellectual Property Court held a hearing on the jurisdictional issues and the injunction motion, during which Arima submitted a supplemental brief on jurisdiction. After the February 3, 2015 hearing, the parties submitted additional supplemental briefing on the jurisdictional issues and the injunction motion. On March 24, 2015, the Intellectual Property Court held a hearing on these issues, and asked for additional briefing by both parties on these issues, as well as on the appropriate amount of bond should Arima’s motion for an injunction be granted. InterDigital’s supplemental brief is due on April 30, 2015. On April 27, 2015, the Intellectual Property Court issued a one-month stay of the civil litigation.
As discussed above under "Arbitration with Arima Communications Corporation," on June 10, 2015, InterDigital and Arima announced that they had entered into a settlement agreement that resolved all pending payment disputes between the companies and that would result in the dismissal of all current litigations and arbitrations between the companies in all jurisdictions. On June 22, 2015, InterDigital was informed that Arima had withdrawn its civil damages and injunction complaints against InterDigital in the Taiwan Intellectual Property Court and that these cases were closed.
Arima China Proceeding
On September 22, 2014, InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China on July 9, 2014.  The complaint names as defendants InterDigital, Inc., InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc.  The complaint alleges that InterDigital has abused its dominant market position and violated China’s anti-monopoly laws by licensing its patents at excessively high prices, engaging in discriminatory treatment, and imposing unreasonable trading conditions. The complaint seeks relief in the amount of 120.0 million RMB (approximately $19.6 million based on the exchange rate as of June 30, 2015), and an order requiring InterDigital to license all of its patents to Arima on a fair, reasonable and non-discriminatory basis. On October 22, 2014, InterDigital filed a petition challenging the jurisdiction of the Jiangsu High People’s Court to hear the action. On December 11, 2014, Arima served an opposition to this jurisdictional challenge, and on January 9, 2015, InterDigital filed its reply to Arima’s opposition.  On January 16, 2015, the court held a hearing on the jurisdictional petition. On February 2, 2015, InterDigital filed a post-hearing statement on the jurisdictional challenge, along with a rebuttal opinion regarding Arima’s evidence related to the jurisdictional challenge, and on February 26, 2015, Arima filed its reply to InterDigital’s post-hearing statement. On April 7, 2015, Arima filed a supplemental submission on the jurisdiction issue and on April 27, 2015, InterDigital filed its brief in response to Arima’s supplemental submission.
As discussed above under "Arbitration with Arima Communications Corporation," on June 10, 2015, InterDigital and Arima announced that they had entered into a settlement agreement that resolved all pending payment disputes between the companies and that would result in the dismissal of all current litigations and arbitrations between the companies in all jurisdictions. On June 24, 2015, InterDigital was informed that the Jiangsu High Court had granted Arima’s petition to withdraw its complaint.
Pegatron Actions
In first quarter 2015, we learned that on or about February 3, 2015, Pegatron Corporation (“Pegatron”), one of our licensees, filed a civil suit in Taiwan Intellectual Property Court against InterDigital, Inc. and certain of its subsidiaries alleging breach of the Taiwan Fair Trade Act (the “Pegatron Taiwan Action”). On May 26, 2015, InterDigital, Inc. received a copy of the civil complaint filed by Pegatron in the Taiwan Intellectual Property Court. The complaint named as defendants InterDigital, Inc. as well as InterDigital’s wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. (together, for purposes of this discussion, “InterDigital”). The complaint alleged that InterDigital abused its market power by improperly setting, maintaining or changing the royalties Pegatron is required to pay under their 2008 patent license agreement (the “Pegatron PLA”), and engaging in unreasonable discriminatory treatment and other unfair competition activities in violation of the Taiwan Fair Trade Act. The complaint sought minimum damages in the amount of approximately $52 million, which amount could be expanded during the litigation, and that the court order multiple damages based on its claim that the alleged conduct was intentional. The complaint also sought an order requiring InterDigital to cease enforcing the royalty provisions of the Pegatron PLA, as well as all other conduct that allegedly violates the Fair Trade Act.

On June 5, 2015 InterDigital filed an Arbitration Demand with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”) seeking declaratory relief denying all of the claims in Pegatron’s Taiwan Action and for breach of contract.

On or about June 10, 2015, InterDigital filed a complaint in the United States District Court for the Northern District of California, San Jose Division (the “CA Northern District Court”) seeking a Temporary Restraining Order, Preliminary Injunction, and Permanent Anti-suit Injunction against Pegatron prohibiting Pegatron from prosecuting the Pegatron Taiwan Action. The complaint also seeks specific performance by Pegatron of the dispute resolution procedures set forth in the Pegatron PLA and compelling arbitration of the disputes in the Pegatron Taiwan Action. On June 29, 2015, the court granted InterDigital’s motion for a temporary restraining order and preliminary injunction requiring Pegatron take immediate steps to dismiss the Taiwan Action without prejudice. On July 1, 2015, InterDigital was informed that Pegatron had withdrawn its complaint in the Taiwan Intellectual Property Court and that the case had been dismissed without prejudice. The CA Northern District court has scheduled a case management conference for September 23, 2015.
Other
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual as of June 30, 2015.
6. EQUITY TRANSACTIONS:
Changes in shareholders’ equity for the six months ended June 30, 2015 and June 30, 2014 were as follows (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Balance beginning of period, December 31	$468,328	$528,650
Net income attributable to InterDigital, Inc.	61,667	77,040
Unrealized gain on investments, net	8	382
Cash dividends declared	(14,475)	(11,987)
Repurchase of Common Stock	(70,572)	(8,454)
Convertible note hedge transactions, net of tax	(38,594)	—
Warrant transactions	42,881	—
Equity component of the 2020 Notes, net of tax	38,567	—
Deferred financing costs allocated to equity	(2,430)	—
Exercise of common stock options	26	353
Taxes withheld upon restricted stock unit vestings	(9,557)	(2,814)
Tax benefit from share-based compensation	2,163	1,196
Share-based compensation	6,299	9,721
Total InterDigital, Inc. shareholders’ equity end of period	$484,311	$594,087
Noncontrolling Interest Balance beginning of period, December 31	7,349	5,170
Proceeds from noncontrolling interests	2,551	2,550
Net loss attributable to noncontrolling interest	(1,380)	(1,483)
Noncontrolling interest	8,520	6,237
Total Equity end of period	$492,831	$600,324
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a new $300 million share repurchase program (the “2014 Repurchase Program"), and in June 2015 our Board of Directors authorized a $100 million increase to the 2014 Repurchase Program, bringing the total amount of the program to $400 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, in thousands.

	2014 Repurchase Program
	# of Shares	Value
2015 [a]	1,317	$70,572
2014	3,554	152,625
Total	4,871	$223,197

a.
Includes the repurchase of 0.8 million shares of our common stock at $53.61 per share, the closing price of the stock on March 5, 2015, from institutional investors through one of the initial purchasers and its affiliate, as our agent, concurrently with the pricing of the offering of the 2020 Notes (as defined below in Note 8, "Long-Term Debt").

Dividends
Cash dividends on outstanding common stock declared in 2015 and 2014 were as follows (in thousands, except per share data):

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
	$0.40	$14,475

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
Fourth quarter	0.20	7,500	27,153
	$0.70	$27,153
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
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively. The warrants become exercisable in tranches starting in June 2016, and, as of June 30, 2015, had a strike price of $64.09. Effective July 6, 2015, the warrants have a strike price of $63.44 per share, as adjusted. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, we received $27.6 million and $4.1 million, respectively, on April 4, 2011.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At June 30, 2015 and December 31, 2014, four licensees comprised 98% and three licensees comprised 94%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$357,090	$—	$—	$357,090
Commercial paper (b)	—	300,004	—	300,004
U.S. government securities	—	209,071	—	209,071
Corporate bonds, asset backed and other securities	593	40,837	—	41,430
	$357,683	$549,912	$—	$907,595
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $149.9 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$307,995	$—	$—	$307,995
Commercial paper (b)	—	207,449	—	207,449
U.S. government securities	—	151,618	—	151,618
Corporate bonds, asset backed and other securities	671	36,195	—	36,866
	$308,666	$395,262	$—	$703,928
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $120.6 million of commercial paper that is included within cash and cash equivalents.

The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$546,000	$475,200	$576,736	$230,000	$216,206	$255,300
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
The 2016 Notes will be convertible into cash and, if applicable, shares of our common stock at a current conversion rate of 18.1426 shares of common stock per $1,000 principal amount of 2016 Notes (which is equivalent to a conversion price of approximately $55.12 per share), as adjusted as of July 6, 2015 pursuant to the terms of the Indenture for the 2016 Notes.
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
On March 29 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock. The warrants have a current strike price of $63.44 per share, as adjusted as of July 6, 2015 in connection with the above-referenced adjustment to the conversion rate of the 2016 Notes. The warrants become exercisable in tranches starting in June 2016. As consideration for the warrants issued on March 29 and March 30, 2011, we received, on April 4, 2011, $27.6 million and $4.1 million, respectively.
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
The Company bifurcated the proceeds from the offering of the 2020 Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $256.7 million and $59.3 million, respectively. The initial $256.7 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $59.3 million ($38.6 million net of tax) equity component represents the difference between the fair value of the initial $256.7 million in debt and the $316.0 million of gross proceeds. The related initial debt discount of $59.3 million is being amortized using the effective interest method over the life of the 2020 Notes. An effective interest rate of 5.89% was used to calculate the debt discount on the 2020 Notes.
In connection with the above-noted transactions, the Company incurred $9.3 million of directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $7.0 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $2.4 million of costs allocated to the equity component were recorded as a reduction of the equity component.
As described in Note 1, "Basis of Presentation," in March 2015, as part of their simplification initiative, FASB issued amendments to guidance for reporting debt issuance costs. According to the revised standard, an entity will recognize debt issuance costs as a direct deduction from the debt liability as opposed to an asset.
The following table reflects the carrying value of the Company's convertible debt as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Principal	$230,000	$316,000	$546,000	$230,000	$—	$230,000
Less:
Unamortized interest discount	(7,415)	(55,899)	(63,314)	(12,165)	—	(12,165)
Deferred financing costs	(978)	(6,508)	(7,486)	(1,629)	—	(1,629)
Net carrying amount of Notes	$221,607	$253,593	$475,200	$216,206	$—	$216,206

The following table presents the amount of interest cost recognized for the three and six months ended June 30, 2015 and June 30, 2014 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended June 30,
	2015			2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,438	$1,053	$2,491	$1,438	$—	$1,438
Accretion of debt discount	2,416	2,569	4,985	2,255	—	2,255
Amortization of deferred financing costs	326	349	675	326	—	326
Total	$4,180	$3,971	$8,151	$4,019	$—	$4,019

	For the Six Months Ended June 30,
	2015			2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes		Total
Contractual coupon interest	$2,875	$1,448	$4,323	$2,876	$—		$2,876
Accretion of debt discount	4,750	3,434	8,184	4,434	—	—	4,434
Amortization of deferred financing costs	652	465	1,117	652	—	—	652
Total	$8,277	$5,347	$13,624	$7,962	$—		$7,962
9. VARIABLE INTEREST ENTITIES:
As further discussed below, we are the primary beneficiary of two variable interest entities. As of June 30, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $16.6 million and $0.6 million, respectively. Assets include $12.1 million of cash and cash equivalents and $4.4 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
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
Convida Wireless is a variable interest entity. Based on our provision of M2M research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and must consolidate Convida Wireless.  For the three months ended June 30, 2015 and 2014, we have allocated approximately $0.6 million and $0.8 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties. For the six months ended June 30, 2015 and 2014, we have allocated approximately $1.4 million and $1.5 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
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
Revenue
Recurring revenue of $91.2 million in second quarter 2015 decreased $19.2 million from $110.4 million in first quarter 2015 due to a decrease in per-unit royalties primarily attributable to decreased shipments by Pegatron Corporation ("Pegatron") and our other Taiwan-based licensees.
Refer to "Results of Operations -- First Half 2015 Compared to First Half 2014" and "Results of Operations -- Second Quarter 2015 Compared to Second Quarter 2014" for further discussion of our 2015 revenue.
Arima Settlement Agreement
During second quarter 2015, we entered into a settlement agreement with Arima Communications Corporation ("Arima"). The agreement maintains the existing patent license agreement and resolves all pending payment disputes between the companies. In addition, the agreement resulted in the dismissal of all current litigations and arbitrations between the companies in all jurisdictions. During the quarter, we recognized $27.2 million of past patent royalties related to this settlement.
Stock Repurchase
On June 11, 2015, we announced a $100 million increase to our existing $300 million share repurchase program, bringing the total program to $400 million. During first half 2015, we repurchased 1.3 million shares of common stock for $70.6 million. Since the initiation of the share repurchase program in June 2014 through July 29, 2015, we have repurchased 4.9 million shares of our common stock for a cumulative repurchase price of $223.9 million.
Intellectual Property Enforcement
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:

USITC Proceedings

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the USITC against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America (collectively, "Samsung"), LLC, Nokia Corporation and Nokia Inc. (collectively, "Nokia"), Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) (collectively, "Huawei") and ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE" and together with Samsung, Nokia and Huawei the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe certain of InterDigital's U.S. patents. The complaint also extends to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC seeks an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also seeks a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. On January 16, 2014, the Administrative Law Judge ("ALJ") overseeing the proceeding granted a joint motion by InterDigital and Huawei to terminate the investigation as to Huawei, and on February 12, 2014, the USITC determined not to review the initial determination terminating the investigation as to Huawei. Certain of the asserted patents have been asserted against Nokia and ZTE in earlier pending USITC proceedings (including the Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore are not being asserted against those 337-TA-868 Respondents in this investigation. On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014. On June 13, 2014, the ALJ issued an Initial Determination (“ID”) in the in the 337-TA-868 investigation. On August 8, 2014, the Commission determined to review in part the ID and terminated the investigation with a finding of no violation. On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 8, 2014 final determination. On June 2, 2015, InterDigital moved to voluntarily dismiss its Federal Circuit appeal, because, even if InterDigital were to prevail, it did not believe there would be sufficient time following the court’s decision and mandate for the USITC to complete its proceedings on remand such that the accused products would be excluded before the '966 and '847 patents expire in June 2016. The court granted the motion and dismissed the appeal on June 18, 2015.
On January 2, 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. On March 13, 2013, InterDigital filed an amended complaint against Nokia and Samsung, respectively, in Delaware District Court to assert allegations of infringement of the recently issued '244 patent. On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the '244 patent. On December 30, 2013, the Delaware District Court granted the stipulation of dismissal filed by InterDigital and Huawei, terminating the Huawei district court action. On August 5, 2014, InterDigital and Samsung filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice. The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, which will be addressed at a later phase of the case. The ZTE trial addressing infringement of’151 patent was held from April 20 to April 22, 2015. On April 22, 2015, the jury returned a verdict in favor of ZTE, finding that the '151 patent is not infringed by ZTE 3G and 4G cellular devices. The Nokia Inc./MMO trial addressing infringement of the ’244 patent is scheduled for November 16, 2015. The target dates for trials related to damages and FRAND-related issues are October 2016 with ZTE and November 2016 with MMO.

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
The ALJ's Initial Determination issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Petitions for review of the Initial Determination ("ID") to the Commission were filed by InterDigital and the 337-TA-800 Respondents on July 15, 2013. On September 4, 2013, the Commission determined to review the ID in its entirety. On December 19, 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remain under review. In December 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. In January 2014, the court granted motions filed by the Nokia and ZTE Respondents for leave to intervene in the appeal. Oral argument in the appeal occurred in November 2014. On February 18, 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337. On April 6, 2015, InterDigital filed a combined petition for panel rehearing and rehearing en banc as to the ’830 and ’636 patents. This petition was denied by the Federal Circuit on May 12, 2015, and the court's mandate issued on May 19, 2015.

Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
On August 1, 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in this proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On January 17, 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. On February 12, 2014, the Commission issued a notice, order and opinion remanding the investigation to an ALJ. The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. On April 27, 2015, the ALJ issued his initial determination in the remand proceeding (the "RID"). The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, and that there was no evidence of patent hold-up, there is evidence of reverse hold-up, and the public interest does not preclude issuance of an exclusion order. On June 25, 2015, the Commission issued a notice of its decision to review in part the ALJ’s RID. The Commission determined to review the RID’s findings concerning the application of the Commission’s prior construction of one claim limitation in Investigation Nos. 337-TA-800 and 337-TA-868, the RID’s findings as to whether the accused products satisfy that claim limitation, and the RID’s public interest findings. The Commission is expected to issue its final determination by August 28, 2015.
Comparability of Financial Results
When comparing second quarter 2015 financial results against other periods, the following item should be taken into consideration: our second quarter 2015 revenue includes $27.2 million of past patent royalties related to the Arima settlement.
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
Cash, cash equivalents and short-term investments
At June 30, 2015 and December 31, 2014, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2015	December 31, 2014	Increase / (Decrease)
Cash and cash equivalents	$507,036	$428,567	$78,469
Short-term investments	400,559	275,361	125,198
Total Cash and cash equivalents and short-term investments	$907,595	$703,928	$203,667
The increase in cash, cash equivalents and short-term investments was primarily attributable to the net proceeds of $306.7 million from the offering of the 2020 Notes discussed above, $27.1 million of cash provided by operating activities and $4.5 million of proceeds from other financing activities, which were partially offset by capital investments, including capitalized patent costs and patent acquisitions of $37.5 million, share repurchases of $70.6 million, a net cost of $16.5 million for the bond hedge and warrant transactions and $14.7 million of dividend payments.
Cash flows from operations
We generated the following cash flows from our operating activities in first half 2015 and 2014 (in thousands):

	For the Six Months Ended June 30,
	2015	2014	Increase / (Decrease)
Net cash provided by operating activities	$27,066	$30,281	$(3,215)

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $3.2 million was primarily attributable to an increase in working capital adjustments primarily associated with higher performance-based incentive compensation payments during first half 2015 and an increase in cash outflows of $7.7 million primarily attributable to income taxes paid. These cash outflows were offset by an increase in cash receipts of $15.5 million due to higher current royalties from existing licensees, primarily Pegatron. Included within the increase related to cash receipts is a $48.5 million decrease in fixed-fee royalty payments, primarily attributable to new license agreements signed during first half 2014. The table below provides the significant items comprising our cash flows provided by operating activities during the six months ended June 30, 2015 and 2014 (in thousands).

	For the Six Months Ended June 30,
	2015	2014	Increase / (Decrease)
Cash Receipts:
Current royalties	$137,851	$81,270	$56,581
Fixed-fee royalty payments	31,000	79,500	(48,500)
Prepaid royalties	13,460	2,500	10,960
Technology solutions	3,993	7,505	(3,512)
Total cash receipts	$186,304	$170,775	$15,529

Cash Outflows:
Cash operating expenses [a]	89,385	95,654	(6,269)
Income taxes paid [b]	36,764	22,823	13,941
Total cash outflows	126,149	118,477	7,672

Other working capital adjustments	(33,089)	(22,017)	(11,072)

Cash flows provided by operating activities	$27,066	$30,281	$(3,215)

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2015, and December 31, 2014 (in thousands), as follows:

	June 30, 2015	December 31, 2014	Increase / (Decrease)
Current assets	$1,117,194	$841,876	$275,318
Less: current liabilities	398,353	205,169	193,184
Working capital	718,841	636,707	82,134
Subtract:
Cash and cash equivalents	507,036	428,567	78,469
Short-term investments	400,559	275,361	125,198
Add:
Current deferred revenue	110,198	124,695	(14,497)
Adjusted working capital	$(78,556)	$57,474	$(136,030)

The $136.0 million net decrease in adjusted working capital is primarily attributable to the $221.6 million reclassification from long-term to short-term related to our 2.5% Senior Convertible Notes due 2016, partially offset by a net increase in accounts receivable of $57.0 million and the payment of accrued compensation related to the 2014 short-term incentive plan. The increase in accounts receivable is related to a scheduled payment due within twelve months of the balance sheet date under an existing fixed-fee license.
Cash flows from investing and financing activities
We used net cash in investing activities of $162.7 million and $132.5 million in first half 2015 and first half 2014, respectively. We purchased $125.2 million and $88.7 million, net of sales, of short-term marketable securities in first half 2015 and 2014, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $36.2 million in first half 2015 from $42.4 million in first half 2014, primarily due to the timing of payments associated with a 2014 patent acquisition.
Net cash provided by financing activities for first half 2015 was $214.1 million, a $226.6 million increase from $12.4 million net cash used in first half 2014. This increase primarily resulted from the net proceeds of $306.7 million from the issuance and sale of the 2020 Notes, partially offset by $70.6 million of share repurchases, dividend payments of $14.7 million and $16.5 million of net costs for the bond hedge and warrant transactions.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2015 was approximately $422.8 million, an increase of $4.8 million from December 31, 2014. We have no material obligations associated with such deferred revenue. The increase was due to a gross increase in deferred revenue of $90.8 million associated with fixed-fee agreement payments or payments due within twelve months, which was partially offset by $86.0 million of deferred revenue recognized. The deferred revenue recognized was primarily comprised of $66.7 million of amortized fixed-fee royalty payments and $19.3 million in per-unit exhaustion of prepaid royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the June 30, 2015 deferred revenue balance of $422.8 million by $110.2 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
Second Quarter 2015 Compared to Second Quarter 2014

Revenues
The following table compares second quarter 2015 revenues to second quarter 2014 revenues (in thousands):

	For the Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
Per-unit royalty revenue	$55,989	$33,916	$22,073	65%
Fixed-fee amortized royalty revenue	33,373	38,250	(4,877)	(13)%
Current patent royalties [a]	89,362	72,166	17,196	24%
Past patent royalties [b]	27,260	119,922	(92,662)	(77)%
Total patent licensing royalties	116,622	192,088	(75,466)	(39)%
Current technology solutions revenue [a]	1,845	2,146	(301)	(14)%
Past technology solutions revenue [b]	84	—	84	100%
Total revenue	$118,551	$194,234	$(75,683)	(39)%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $75.7 million decrease in total revenue was primarily attributable to the $92.6 million decrease in past sales, which was partially offset by an increase of $16.9 million in recurring revenue. The increase in recurring revenue was driven by a $17.2 million increase in current patent royalties, primarily as a result of a $22.1 million increase in per-unit royalty revenue resulting from increased shipments by Pegatron and other Taiwan-based licensees. This increase in per-unit royalty revenue was partially offset by a $4.9 million decrease in fixed-fee royalties due to the expiration of our patent license agreement with Apple Inc. and the absence of revenue from a financially distressed licensee as discussed in our 2014 Form 10-K. Current technology solutions revenue decreased by $0.3 million primarily related to decreased shipments by one of our technology solutions customers. Past sales in second quarter 2014 reflected three new patent license agreements signed during second quarter 2014. Past sales in second quarter 2015 included revenue recognized as a result of the Arima settlement in second quarter 2015, described above.
In second quarter 2015 and second quarter 2014, 68% and 64% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In second quarter 2015 and second quarter 2014, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended June 30,
	2015	2014
Pegatron	30%	< 10%
Arima	23%	—%
Samsung Electronics Company, Ltd.	15%	53%
Telefonaktiebolaget LM Ericsson	< 10%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2015 and second quarter 2014 by category (in thousands):

	For the Three Months Ended June 30,
	2015	2014	Increase/ (Decrease)
Patent administration and licensing	$31,212	$31,272	$(60)	—%
Development	18,326	22,901	(4,575)	(20)%
Selling, general and administrative	10,435	11,689	(1,254)	(11)%
Total operating expenses	$59,973	$65,862	$(5,889)	(9)%

Operating expenses decreased 9% to $60.0 million in second quarter 2015 from $65.9 million in second quarter 2014. The $5.9 million decrease in total operating expenses was primarily due to (decreases) increases in the following items (in thousands):

(Decrease)/Increase
Performance-based incentive compensation	$(10,772)
Other	(238)
Consulting services	897
Depreciation and amortization	1,698
Commercial initiatives	2,526
Total decrease in operating expenses	$(5,889)

The $5.9 million decrease in operating expenses was primarily due to the $10.8 million decrease in performance-based incentive compensation. The higher performance-based incentive compensation in second quarter 2014 was primarily related to increased accrual rates in second quarter 2014 as a result of new license agreements signed during that quarter. The $0.9 million increase in consulting services was primarily related to corporate branding and strategy-related initiatives. The $1.7 million increase in depreciation and amortization primarily related to recent patent acquisitions. The $2.5 million increase in commercial initiatives expense was primarily attributable to research and development activities to commercialize certain Internet of Things ("IoT") and next generation networks technologies.
Patent Administration and Licensing Expense: The slight decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in performance-based incentive compensation. This decrease was partially offset by increases in patent amortization and personnel-related costs.
Development Expense: The decrease in development expense primarily resulted from the above-noted decrease in performance-based incentive compensation. This decrease was partially offset by increase in commercial initiatives-related costs as described above.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense primarily resulted from the above-noted decrease in performance-based incentive compensation. This decrease was partially offset by the increase in consulting services as noted above. Additionally, a portion of the expenses related to commercial initiatives discussed above contributed to this increase.
Other (Expense) Income
The following table compares second quarter 2015 other (expense) income to second quarter 2014 other (expense) income (in thousands):

	For the Three Months Ended June 30,
	2015	2014	Change
Interest expense	$(8,151)	$(4,018)	$(4,133)	103%
Other	(76)	30	(106)	(353)%
Interest and investment income	481	386	95	25%
	$(7,746)	$(3,602)	$(4,144)	115%
In second quarter 2015, other expense was $7.7 million as compared to other expense of $3.6 million in second quarter 2014. The change between periods was primarily due to additional interest expense as a result of the issuance of the 2020 Notes during first quarter 2015 as discussed above.
Income tax provision
In second quarter 2015, our effective tax rate was approximately 37.1% as compared to 37.4% during second quarter 2014, based on the statutory federal tax rate net of discrete federal and state taxes.
First Half 2015 Compared to First Half 2014

Revenues
The following table compares first half 2015 revenues to first half 2014 revenues (in thousands):

	For the Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
Per-unit royalty revenue	$131,572	$70,404	$61,168	87%
Fixed-fee amortized royalty revenue	66,746	55,186	11,560	21%
Current patent royalties [a]	198,318	125,590	72,728	58%
Past patent royalties [b]	27,277	120,772	(93,495)	(77)%
Total patent licensing royalties	225,595	246,362	(20,767)	(8)%
Current technology solutions revenue [a]	3,250	4,916	(1,666)	(34)%
Past technology solutions revenue [b]	84	800	(716)	(90)%
Total revenue	$228,929	$252,078	$(23,149)	(9)%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $23.1 million decrease in total revenue was primarily attributable to a $94.2 million decrease in past sales, which was partially offset by an increase of $71.1 million in recurring revenue. The increase in recurring revenue was primarily related to a $61.2 million increase in per-unit royalty revenue, which was driven by increased shipments by Pegatron and our other Taiwan-based licensees. The increase in recurring revenue was also due to a $11.6 million increase in fixed-fee royalties primarily attributable to new patent license agreements signed during second quarter 2014. Current technology solutions revenue decreased by $1.7 million primarily related to decreased shipments by one of our technology solutions customers. Past sales in second half 2014 reflected three new patent license agreements signed during second quarter 2014. Past sales in second quarter 2015 includes revenue recognized as a result of the Arima settlement in second quarter 2015, described above.
In first half 2015 and first half 2014, 61% and 55% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2015 and first half 2014, the following companies accounted for 10% or more of our total revenue:

	For the Six Months Ended June 30,
	2015	2014
Pegatron	34%	14%
Samsung Electronics Company, Ltd.	15%	41%
Arima	12%	—%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2015 and first half 2014 by category (in thousands):

	For the Six Months Ended June 30,
	2015	2014	Increase/ (Decrease)
Patent administration and licensing	$62,837	$64,966	$(2,129)	(3)%
Development	36,317	38,788	(2,471)	(6)%
Selling, general and administrative	19,953	19,993	(40)	—%
Total operating expenses	$119,107	$123,747	$(4,640)	(4)%
Operating expenses decreased 4% to $119.1 million in first half 2015 from $123.7 million in first half 2014. The $4.6 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

(Decrease)/Increase
Performance-based incentive compensation	$(10,878)
Intellectual property enforcement and non-patent litigation	(5,259)
Other	(256)
Personnel-related costs	1,401
Consulting services	1,733
Depreciation and amortization	3,961
Commercial initiatives	4,658
Total decrease in operating expenses	$(4,640)

The $4.6 million decrease in operating expenses was primarily due to the $10.9 million decrease in performance-based incentive compensation. The higher performance-based incentive compensation in first half 2014 was primarily related to accrual increases in second quarter 2014 as a result of new license agreements signed during that quarter. The $5.3 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions, partially offset by increased costs associated with licensee arbitrations. The $1.4 million increase in personnel-related costs primarily related to costs associated with employee turnover in first half 2015. The $1.7 million increase in consulting services was primarily related to the support of research and development projects and corporate branding and strategy-related initiatives that have ramped up over the last twelve months. The $4.0 million increase in depreciation and amortization primarily related to recent patent acquisitions. The $4.7 million increase in commercial initiatives expense was primarily attributable to research and development activities to commercialize certain IoT and next generation networks technologies that have ramped up over the last twelve months.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in performance-based incentive compensation and costs associated with intellectual property enforcement and non-patent litigation. These decreases were partially offset by increases in patent amortization and personnel-related costs.
Development Expense: The decrease in development expense primarily resulted from the above-noted decrease in performance-based incentive compensation. This decrease was partially offset by increases in consulting services and commercial initiative-related costs as described above.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense primarily resulted from the above-noted decrease in performance-based incentive compensation. This decrease was partially offset by the increase in consulting services as described above.
Other (Expense) Income
The following table compares first half 2015 other (expense) income to first half 2014 other (expense) income (in thousands):

	For the Six Months Ended June 30,
	2015	2014	Change
Interest expense	$(13,624)	$(7,969)	$(5,655)	71%
Other	(264)	(170)	(94)	55%
Interest and investment income	906	573	333	58%
	$(12,982)	$(7,566)	$(5,416)	72%
In first half 2015, other expense was $13.0 million as compared to other expense of $7.6 million in first half 2014. The change between periods was primarily due to additional interest expense as a result of the issuance of the 2020 Notes during first quarter 2015 as discussed above.

Income tax provision
In first half 2015, our effective tax rate was approximately 37.7% as compared to 37.4% during first half 2014, based on the statutory federal tax rate net of discrete federal and foreign taxes. The increase in the effective tax rate related to certain expenses that are not deductible for tax purposes.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our June 30, 2015 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months; and

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.20 per share cash dividend in the future.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2014 Form 10-K, Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2014 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceedings initiated in January 2013 involving InterDigital, Nokia and ZTE previously disclosed in the 2014 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the "First Quarter 2015 Form 10-Q"). On June 2, 2015, InterDigital moved to voluntarily dismiss its Federal Circuit appeal of the adverse determinations in the Commission's August 8, 2014 final determination, because, even if InterDigital were to prevail, it did not believe there would be sufficient time following the court’s decision and mandate for the USITC to complete its proceedings on remand such that the accused products would be excluded before the '966 and '847 patents expire in June 2016. The court granted the motion and dismissed the appeal on June 18, 2015.

In the related Delaware District Court proceeding, on April 27, 2015, the court ruled that Nokia Corporation should be severed for a separate trial addressing infringement of the ’244 patent. On May 11, 2015, InterDigital filed a motion for re-argument of the order severing Nokia Corporation for a separate trial, and requested that the court conduct a single consolidated infringement trial on the ’244 patent with respect to the Nokia Corporation, Nokia Inc. and MMO defendants. On May 29, 2015, Nokia Inc. and MMO, as well as Nokia Corporation, filed oppositions to the motion for re-argument, and, on June 8, 2015, InterDigital filed a reply in support of the motion. The motion is pending.

On May 5, 2015, the Delaware District Court scheduled the Nokia Inc./MMO jury trial addressing infringement of the ’244 patent for November 16, 2015. On May 12, 2015, Nokia/MMO moved for summary judgment of non-infringement of the ’244 patent, alleging that the accused devices do not practice a particular claim of the '244 patent. On June 2, 2015, InterDigital opposed Nokia/MMO’s motion, and filed a cross-motion for partial summary judgment that the accused devices infringe the claim element at issue in Nokia/MMO's motion for summary judgment. On June 16, 2015, Nokia/MMO filed a reply in support of its motion for summary judgment and an opposition to InterDigital’s cross-motion. On June 18, 2015, InterDigital filed a request for oral argument on the summary judgment motions, and, on June 26, 2015, InterDigital filed a reply in support of its cross-motion. The motions and oral argument request are pending.

On May 29, 2015, the Delaware District Court entered a new scheduling order for damages and FRAND-related issues due to changes in the schedule of the liability portion of the MMO proceedings (discussed above). This schedule sets target dates for trials related to damages and FRAND-related issues on October 17, 2016 for ZTE and November 14, 2016 for MMO.

Huawei China Arbitration

Reference is made to the Huawei Arbitration previously disclosed in the 2014 Form 10-K. On May 26, 2015, the panel convened by the International Court of Arbitration of the International Chamber of Commerce (ICC) delivered a confidential partial award. The panel convened by the ICC delivered a confidential final award dated July 14, 2015.
On July 9, 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award. On the same day, Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award, and to date Huawei has not made any payments under the award. Both proceedings are in preliminary stages.

The company will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectibility is reasonably assured.

Nokia and ZTE 2011 USITC Proceeding (337-TA-800), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 and the related Federal Circuit appeal involving InterDigital, Nokia and ZTE previously disclosed in the 2014 Form 10-K and the First Quarter 2015 Form 10-Q. On May 12, 2015, InterDigital's combined petition for panel rehearing and rehearing en banc as to the ’830 and ’636 patents was denied by the Federal Circuit. The court's mandate issued on May 19, 2015.
ZTE China Proceedings

Reference is made to the ZTE China Proceedings in which InterDigital was served in July 2014 with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China previously disclosed in the 2014 Form 10-K and the First Quarter 2015 Form 10-Q. The Shenzhen Intermediate People's Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015 for the anti-monopoly law case. It is possible that the court may schedule further hearings on this case before issuing its decision. The Shenzhen Court has scheduled a hearing in the FRAND case for July 29-31, 2015.
LG Arbitration and Related Delaware Chancery Court Proceeding
Reference is made to the arbitration initiated against InterDigital by LG Electronics, Inc. ("LG") in March 2012 and related Delaware Chancery Court proceeding previously disclosed in the 2014 Form 10-K and the First Quarter 2015 Form 10-Q. The arbitration tribunal held an evidentiary hearing on July 20-22, 2015. InterDigital expects that the tribunal will issue a final award in late 2015 or early 2016.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2014 Form 10-K and the First Quarter 2015 Form 10-Q. On May 11, 2015, Nokia Corporation and MMO each filed petitions to the Commission to review the ALJ's April 27, 2015 remand initial determination ("RID"). On June 25, 2015, the Commission issued a notice of its decision to review in part the ALJ’s RID. The Commission determined to review the RID’s findings concerning the application of the Commission’s prior construction of one claim limitation in Investigation Nos. 337-TA-800 and 337-TA-868, the RID’s findings as to whether the accused products satisfy that claim limitation, and the RID’s public interest findings. The Commission is expected to issue its final determination by August 28, 2015.
Arbitration with Arima Communications Corporation
Reference is made to the arbitration with Arima previously disclosed in the 2014 Form 10-K and the First Quarter 2015 Form 10-Q. On June 10, 2015, InterDigital announced that it had entered into a settlement agreement with Arima. The agreement maintains the existing patent license agreement and resolves all pending payment disputes between the companies. In addition, the agreement resulted in the dismissal of all current litigations and arbitrations between the companies in all jurisdictions. As a result of this settlement agreement, InterDigital withdrew its action for confirmation of the arbitration award in Delaware District Court, and Arima withdrew its cross-petition to vacate or, in the alternative, modify the award. The Delaware District Court dismissed the case on June 16, 2015. Similarly, InterDigital withdrew its petition for recognition and enforcement of the award in Shilin District Court in Taiwan, and the Shilin District Court dismissed that case on June 22, 2015.
Arima Taiwan Proceeding
Reference is made to the Arima Taiwan proceeding in which InterDigital was served with a complaint filed by Arima in Taiwan’s Intellectual Property Court in July 2014 previously disclosed in the 2014 Form 10-K and the First Quarter 2015 Form 10-Q. As a result of the settlement agreement between InterDigital and Arima discussed above, on June 22, 2015, InterDigital was informed that Arima had withdrawn its civil damages and injunction complaints against InterDigital in the Taiwan Intellectual Property Court and that these cases were closed.
Arima China Proceeding
Reference is made to the Arima China proceeding in which InterDigital was served with a complaint filed by Arima and Arima Communications (Jiangsu) Co., Ltd. in the Jiangsu High People’s Court in China in July 2014 previously disclosed in the 2014 Form 10-K and First Quarter 2015 Form 10-Q.  As a result of the settlement agreement between InterDigital and Arima discussed above, on June 24, 2015, InterDigital was informed that the Jiangsu High Court had granted Arima’s petition to withdraw its complaint.
Pegatron Actions
Reference is made to the Pegatron civil suit previously disclosed in the 2014 Form 10-K. On May 26, 2015, InterDigital, Inc. received a copy of the civil complaint filed by Pegatron in the Taiwan Intellectual Property Court. The complaint named as defendants InterDigital, Inc. as well as InterDigital’s wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. (together, for purposes of this discussion, “InterDigital”). The complaint alleged that InterDigital abused its market power by improperly setting, maintaining or changing the royalties Pegatron is required to pay under their 2008 patent license agreement (the “Pegatron PLA”), and engaging in unreasonable discriminatory treatment and other unfair competition activities in violation of the Taiwan Fair Trade Act. The complaint sought minimum damages in the amount of approximately $52 million, which amount could be expanded during the litigation, and that the court order multiple damages based on its claim that the alleged conduct was intentional. The complaint also sought an order requiring InterDigital to cease enforcing the royalty provisions of the Pegatron PLA, as well as all other conduct that allegedly violates the Fair Trade Act.

On June 5, 2015 InterDigital filed an Arbitration Demand with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”) seeking declaratory relief denying all of the claims in Pegatron’s Taiwan Action and for breach of contract.

On or about June 10, 2015, InterDigital filed a complaint in the United States District Court for the Northern District of California, San Jose Division (the “CA Northern District Court”) seeking a Temporary Restraining Order, Preliminary Injunction, and Permanent Anti-suit Injunction against Pegatron prohibiting Pegatron from prosecuting the Pegatron Taiwan Action. The complaint also seeks specific performance by Pegatron of the dispute resolution procedures set forth in the Pegatron PLA and compelling arbitration of the disputes in the Pegatron Taiwan Action. On June 29, 2015, the court granted InterDigital’s motion for a temporary restraining order and preliminary injunction requiring Pegatron take immediate steps to dismiss the Taiwan Action without prejudice. On July 1, 2015, InterDigital was informed that Pegatron had withdrawn its complaint in the Taiwan Intellectual Property Court and that the case had been dismissed without prejudice. The CA Northern District court has scheduled a case management conference for September 23, 2015.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these and other proceedings.

Item 1A. RISK FACTORS.

In addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors of the 2014 Form 10-K and in Part II, Item 1A Risk Factors of the First Quarter 2015 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2014 Form 10-K and First Quarter 2015 Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding Company purchases of its common stock during second quarter 2015.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2015 - April 30, 2015	189,000	$51.45	189,000	$86,915,945
May 1, 2015 - May 31, 2015	90,000	$56.06	90,000	$81,868,809
June 1, 2015 - June 30, 2015	86,500	$58.54	86,500	$176,803,582
Total	365,500	$53.58	365,500	$176,803,582
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the Company's $400.0 million share repurchase program (the “2014 Repurchase Program"), $300 million of which was authorized by the Company's Board of Directors on June 11, 2014 and announced on June 12, 2014 and $100 million of which was authorized by the Company's Board of Directors and announced on June 11, 2015. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.
In addition, from July 1, 2015 through July 29, 2015, we repurchased 12 thousand shares at a cost of $0.7 million under the 2014 Repurchase Program.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†10.1	2015 Amendment to 2009 Stock Incentive Plan, effective June 11, 2015.

†10.2	Compensation Program for Non-Management Directors (as amended June 2015).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on July 30, 2015, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: July 30, 2015	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: July 30, 2015	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
†10.1	2015 Amendment to 2009 Stock Incentive Plan, effective as of June 11, 2015.

†10.2	Compensation Program for Non-Management Directors (as amended June 2015).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on July 30, 2015, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

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