Form 10-Q
period 2015-09-30
InterDigital, Inc.
filed 2015-10-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	35,409,016
Title of Class	Outstanding at October 28, 2015

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — September 30, 2015 and December 31, 2014	3
Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2015 and 2014	4
Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2015 and 2014	5
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 Quantitative and Qualitative Disclosures About Market Risk	43
Item 4 Controls and Procedures	43
Part II — Other Information:
Item 1 Legal Proceedings	44
Item 1A Risk Factors	45
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6 Exhibits	47
SIGNATURES	48
EXHIBIT INDEX	49
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$477,643	$428,567
Short-term investments	389,801	275,361
Accounts receivable, less allowances of $1,654	116,079	51,702
Deferred tax assets	68,873	54,019
Prepaid and other current assets	33,884	32,227
Total current assets	1,086,280	841,876
PROPERTY AND EQUIPMENT, NET	11,072	12,546
PATENTS, NET	278,418	265,540
DEFERRED TAX ASSETS	65,492	71,783
OTHER NON-CURRENT ASSETS	7,430	1,217
	362,412	351,086
TOTAL ASSETS	$1,448,692	$1,192,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$224,348	$—
Accounts payable	14,716	34,654
Accrued compensation and related expenses	17,259	27,089
Deferred revenue	116,352	124,695
Taxes payable	14,601	—
Dividends payable	7,183	7,456
Other accrued expenses	12,123	11,275
Total current liabilities	406,582	205,169
LONG-TERM DEBT	256,560	216,206
LONG-TERM DEFERRED REVENUE	290,100	293,342
OTHER LONG-TERM LIABILITIES	3,840	2,568
TOTAL LIABILITIES	957,082	717,285
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,124 and 69,800 shares issued and 35,555 and 36,920 shares outstanding	701	698
Additional paid-in capital	657,322	614,162
Retained earnings	821,058	757,050
Accumulated other comprehensive (loss) income	(6)	118
	1,479,075	1,372,028
Treasury stock, 34,569 and 32,880 shares of common held at cost	992,752	903,700
Total InterDigital, Inc. shareholders’ equity	486,323	468,328
Noncontrolling interest	5,287	7,349
Total equity	491,610	475,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,448,692	$1,192,962

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
REVENUES:
Patent licensing royalties	$98,888	$73,399	$324,483	$319,761
Patent sales	—	1,999	—	1,999
Technology solutions	1,520	2,224	4,854	7,940
	$100,408	$77,622	$329,337	$329,700

OPERATING EXPENSES:
Patent administration and licensing	28,363	33,923	91,200	98,889
Development	16,618	19,072	52,935	57,860
Selling, general and administrative	10,040	9,286	29,993	29,279
	55,021	62,281	174,128	186,028

Income from operations	45,387	15,341	155,209	143,672

OTHER EXPENSE	(8,108)	(3,167)	(21,090)	(10,733)
Income before income taxes	37,279	12,174	134,119	132,939
INCOME TAX (PROVISION) BENEFIT	(13,491)	461	(50,044)	(44,747)
NET INCOME	$23,788	$12,635	$84,075	$88,192
Net loss attributable to noncontrolling interest	(732)	(877)	(2,112)	(2,360)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$24,520	$13,512	$86,187	$90,552
NET INCOME PER COMMON SHARE — BASIC	$0.68	$0.34	$2.38	$2.25
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	35,798	39,620	36,257	40,166
NET INCOME PER COMMON SHARE — DILUTED	$0.68	$0.34	$2.35	$2.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	36,205	40,191	36,658	40,556
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.50

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Net income	$23,788	$12,635	$84,075	$88,192
Unrealized loss on investments, net of tax	(132)	(536)	(124)	(154)
Comprehensive income	$23,656	$12,099	$83,951	$88,038
Comprehensive loss attributable to noncontrolling interest	(732)	(877)	(2,112)	(2,360)
Total comprehensive income attributable to InterDigital, Inc.	$24,388	$12,976	$86,063	$90,398

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,075	$88,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,314	30,722
Amortization of deferred financing costs and accretion of debt discount	15,008	7,665
Deferred revenue recognized	(125,958)	(119,150)
Increase in deferred revenue	91,052	270,872
Deferred income taxes	(8,563)	(40,143)
Share-based compensation	9,691	13,458
Non-cash cost of patent sales	—	700
Other	86	256
(Increase) decrease in assets:
Receivables	(64,377)	(56,346)
Deferred charges and other assets	(1,289)	(7,802)
Increase (decrease) in liabilities:
Accounts payable	9	(14,016)
Accrued compensation and other expenses	(21,937)	6,497
Accrued taxes payable and other tax contingencies	14,611	5,124
Net cash provided by operating activities	27,722	186,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(398,955)	(395,060)
Sales of short-term investments	284,333	231,667
Purchases of property and equipment	(1,835)	(3,196)
Capitalized patent costs	(24,006)	(23,325)
Acquisition of patents	(20,000)	(26,300)
Purchase of long-term investments	(6,594)	—
Net cash used in investing activities	(167,057)	(216,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	2,550	3,825
Proceeds from other financing activities	4,500	—
Net proceeds from exercise of stock options	29	369
Proceeds from issuance of convertible senior notes	316,000	—
Purchase of convertible bond hedge	(59,376)	—
Proceeds from issuance of warrants	42,881	—
Payments of debt issuance costs	(9,403)	—
Dividends paid	(21,844)	(16,120)
Tax benefit from share-based compensation	2,126	1,218
Repurchase of common stock	(89,052)	(88,022)
Net cash provided by (used in) financing activities	188,411	(98,730)
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	49,076	(128,915)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428,567	497,714
CASH AND CASH EQUIVALENTS, END OF PERIOD	$477,643	$368,799
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	7,988	5,750
Income taxes paid, including foreign withholding taxes	43,833	85,991
Non-cash investing and financing activities:
Dividend payable	7,183	7,666
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(19,947)	21,173
Non-cash acquisition of patents	20,823	19,250
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2015, and the results of our operations for the three and nine months ended September 30, 2015 and 2014 and our cash flows for the nine months ended September 30, 2015 and 2014. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (our “2014 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2015. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Guidance
Accounting Standards Update: Debt issuance costs
In March 2015, as part of their simplification initiative, the Financial Accounting Standards Board ("FASB") issued amendments to guidance for reporting debt issuance costs. According to the revised standard, an entity will recognize debt issuance costs as a direct deduction from the debt liability as opposed to an asset. The costs will continue to be amortized and included within interest expense in the entity's financial statements. The guidance is effective for interim and annual periods beginning on or after December 15, 2015 but early adoption is permitted. The Company elected to early adopt this guidance effective first quarter 2015 and we retrospectively applied the change within our Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. The impact of this change to our December 31, 2014 balance sheet was reductions of $1.3 million and $0.3 million to Prepaid and other current assets and Other non-current assets, respectively, and $1.6 million to Long-term debt.  See Note 9, “Long-Term Debt” for further information on our debt issuance costs.
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

2. SIGNIFICANT AGREEMENTS

Sony Agreement
On September 26, 2015, we entered into a new patent license agreement ("PLA") with Sony Corporation of America ("Sony"). In addition, we renewed our joint venture with Sony, Convida Wireless, to continue investments in the development of IoT technologies and expanded it to include development efforts in 5G technologies. As discussed more fully in Note 10, "Variable Interest Entities," Convida Wireless is a variable interest entity and is consolidated within our financial statements.
Our agreement with Sony is a multiple-element arrangement for accounting purposes, which includes, among other elements, the new PLA. The new PLA covers the sale by Sony of covered products for the three-year period that commences on December 1, 2015. In addition, the new PLA covers Sony's covered product sales that occurred during certain prior periods and that were not covered under our prior agreement with Sony. We have recognized past sales of $21.8 million from this agreement in third quarter 2015, and will recognize future revenue from the new PLA on a straight-line basis over its term. A portion of consideration was in the form of patents.
Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our 2014 Form 10-K, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
3. SALE-LEASEBACK
During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. The carrying amount of the assets to be sold is $1.1 million as of September 30, 2015, and is still included within Property and Equipment. The gain related to the sale will be recorded within Other Income in our Consolidated Statements of Operations, and the assets sold will be removed from Property and Equipment at the completion of the lease term in first half 2016.
4. INCOME TAXES
In first nine months 2015, our effective tax rate was approximately 37.3% as compared to 33.7% during first nine months 2014, based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate related to the impact of a $5.7 million net benefit recognized during first nine months 2014 from available U.S. federal research and development tax credits and an increase in certain expenses that are not deductible for tax purposes during the first nine months 2015.
During first nine months 2015 and 2014, we paid approximately $31.1 million and $51.9 million, respectively, of foreign source withholding tax. Additionally, as of September 30, 2015, included within our taxes payable and deferred tax asset balances was $14.6 million of foreign source withholding tax and the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. This balance is related to a receivable from foreign licensees.
During first nine months 2015, the Company settled an outstanding audit and, in connection with this settlement, paid $0.3 million in taxes and related interest.

5. NET INCOME PER SHARE
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

	For the Three Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$24,520	$24,520	$13,512	$13,512
Denominator:
Weighted-average shares outstanding: Basic	35,798	35,798	39,620	39,620
Dilutive effect of stock options, RSUs, convertible securities, and warrants		407		571
Weighted-average shares outstanding: Diluted		36,205		40,191
Earnings Per Share:
Net income: Basic	$0.68	$0.68	$0.34	$0.34
Dilutive effect of stock options, RSUs, convertible securities, and warrants		—		—
Net income: Diluted		$0.68		$0.34

	For the Nine Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$86,187	$86,187	$90,552	$90,552
Denominator:
Weighted-average shares outstanding: Basic	36,257	36,257	40,166	40,166
Dilutive effect of stock options, RSUs, convertible securities, and warrants		401		390
Weighted-average shares outstanding: Diluted		36,658		40,556
Earnings Per Share:
Net income: Basic	$2.38	$2.38	$2.25	$2.25
Dilutive effect of stock options, RSUs, convertible securities, and warrants		(0.03)		(0.02)
Net income: Diluted		$2.35		$2.23
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock for the three and/or nine month periods ended September 30, 2015 and/or September 30, 2014, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock units and stock options	95	79	69	183
Convertible securities	8,496	4,130	7,386	4,130
Warrants	8,496	4,130	7,389	4,130
Total	17,087	8,339	14,844	8,443

6. LITIGATION AND LEGAL PROCEEDINGS
Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
USITC Proceeding (337-TA-868)
On January 2, 2013, the Company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the United States International Trade Commission (the “USITC” or “Commission”) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital's U.S. patents. The complaint also extended to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital's complaint with the USITC sought an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also sought a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents were also asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore were not asserted against those 337-TA-868 Respondents in this investigation.

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

On December 12, 2013, Samsung moved for partial summary determination that, in view of the Commission’s claim construction and determination in the 337-TA-800 investigation, it does not infringe the asserted claims of U.S. Patent Nos. 8,009,636 (the “’636 patent”), 7,706,830 (the ’830 patent), 7,286,847 (the "’847 patent"), and 7,190,966 (the "’966 patent"). Huawei and ZTE joined Samsung’s motion on December 12, 2013 and December 13, 2013, respectively. InterDigital opposed Samsung’s motion on January 2, 2014. On February 5, 2014, the ALJ granted in part and denied in part the motion. Specifically, the ALJ granted the motion with respect to the ’830 and ’636 patents, and denied the motion with respect to the ’966 and ’847 patents. On February 14, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’830 and ’636 Patents. On March 5, 2014, the Commission denied this petition. On April 14, 2014, InterDigital filed a petition for review of the Commission’s determination with the Federal Circuit.

On January 9, 2014, Samsung moved for partial summary determination of no violation of Section 337 as to U.S. Patent No. 7,616,970 (the "‘970 patent") in view of the USITC’s determination in the 337-TA-800 investigation that the asserted claims of the ’970 patent are not valid. On January 10, 2014, InterDigital responded to this motion and stated that, subject to its objection to the Commission’s final determination in the 337-TA-800 investigation and reserving its right to appeal that determination, InterDigital acquiesced to the termination of the 337-TA-868 investigation as to the ’970 patent. On January 15, 2014, the ALJ issued an initial determination finding that the ALJ is bound by the Commission’s determination in the 337-TA-800 investigation and granting Samsung’s motion. On January 27, 2014, InterDigital petitioned the USITC for review of the initial determination terminating the 337-TA-868 investigation as to the ’970 patent, and on February 11, 2014, the USITC denied this petition.  On April 14, 2014, InterDigital filed a petition for review of the Commission’s determination with the Federal Circuit.

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

On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes (see "Huawei Arbitration" below).  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a fair, reasonable and non-discriminatory ("FRAND") rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed below under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. On January 2, 2014, InterDigital and Huawei filed a joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents on the basis of this confidential settlement agreement between the parties. On January 6, 2014, the ALJ granted the motion to stay, and on January 16, 2014, the ALJ granted the joint motion to terminate the 337-TA-868 investigation as to the Huawei Respondents. On February 12, 2014, the USITC determined not to review the initial determination terminating the Huawei Respondents from the 337-TA-868 investigation.

From February 10 to February 20, 2014, ALJ Essex presided over the evidentiary hearing in this investigation. The patents in issue in this investigation as of the hearing were the '966 and '847 patents asserted against ZTE and Samsung, and U.S. Patent No. 7,941,151 (the "'151") patent asserted against ZTE, Samsung and Nokia.

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

On February 11, 2014, the Delaware District Court judge entered an InterDigital, Nokia, and ZTE stipulated Amended Scheduling Order that bifurcated issues relating to damages, FRAND-related affirmative defenses, and any FRAND-related counterclaims. On May 29, 2015, the court entered a new scheduling order for damages and FRAND-related issues due to changes in the schedule of the liability portion of the MMO proceedings (see below). This schedule set target dates for trials related to damages and FRAND-related issues on October 17, 2016 for ZTE and November 14, 2016 for MMO.

On March 12, 2014, the Delaware District Court judge held a claim construction hearing in the Nokia and ZTE cases. The court issued a claim construction opinion on April 22, 2014. As to the ’966 and ’847 patents asserted in the ZTE case (which patents were also in issue in the 337-TA-868 investigation and the related Samsung Delaware action, as well as in the 337-TA-613 investigation and the related stayed Delaware action, and are also related to the ’830 and ’636 patents in issue in the 337-TA-800 investigation and in the appeal of that investigation before the Federal Circuit as well as the related stayed Delaware action), the court adopted InterDigital’s proposed constructions for the three claim terms construed by the court. As to the ’151 patent asserted in both the Nokia and ZTE cases (which patent was also in issue in the 337-TA-868 investigation and the Samsung Delaware action) and the ’244 patent asserted in both the Nokia and ZTE cases (which patent was also in issue in the related Samsung Delaware action, and which is related to the ’970 patent asserted in each of the 337-TA-800 and 337-TA-868 investigations), the court adopted certain constructions proposed by InterDigital, certain constructions proposed by Nokia and/or ZTE, and arrived at certain other constructions based on its own analysis. The court also ordered the parties to confer regarding which terms remain in dispute in light of the court’s opinion. The court also found claim 16 of the asserted ’151 patent to be invalid as indefinite. InterDigital can appeal the court’s indefiniteness ruling as to claim 16 upon issuance of judgment by the court.

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

On September 26, 2014, the Delaware District Court re-scheduled the Nokia and MMO patent liability trial to commence on March 9, 2015.

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

On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office (the “USPTO”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November trial concerning the ‘244 patent, pending completion of the IPR, including all appeals and subsequent proceedings before the Patent Trial and Appeal Board (“PTAB”). This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.

On May 12, 2015, Nokia/MMO moved for summary judgment of non-infringement of the ’244 patent, alleging that the accused devices do not practice a particular claim element of the '244 patent. On June 2, 2015, InterDigital opposed Nokia/MMO’s motion, and filed a cross-motion for partial summary judgment that the accused devices infringe the claim element at issue in Nokia/MMO's motion for summary judgment. On June 16, 2015, Nokia/MMO filed a reply in support of its motion for summary judgment and an opposition to InterDigital’s cross-motion. On June 18, 2015, InterDigital filed a request for oral argument on the summary judgment motions, and, on June 26, 2015, InterDigital filed a reply in support of its cross-motion. On October 13, 2015, the Delaware District Court denied the pending summary judgment cross-motions without prejudice in light of the stay discussed above, indicating that the motions could be considered refiled if and when the stay is lifted if either party requests it.

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

On July 9, 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the "New York Proceeding"). On the same day, Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the "Paris Proceeding").

On July 24, 2015, Huawei opposed InterDigital’s petition in the New York Proceeding and filed a motion to stay the New York Proceeding pending the Paris Proceeding. On August 14, 2015, InterDigital amended its petition in the New York Proceeding to take into account the issuance of the arbitration panel’s final award. On August 24, 2015, InterDigital filed a reply in support of its petition to confirm and an opposition to Huawei’s motion to stay. On September 14, 2015, Huawei filed a reply in opposition to InterDigital’s petition to confirm and a reply in support of its motion to stay. All of the foregoing motions are currently pending in the New York Proceeding.

Huawei filed its brief seeking annulment in the Paris Proceeding on July 24, 2015. InterDigital’s opposition brief is due on November 24, 2015. Trial preparation in the Paris Proceeding is scheduled to close on February 4, 2016, and a hearing is scheduled for March 8, 2016.

To date, Huawei has not made any payments under the arbitration award. The company will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectability is reasonably assured.

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

The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC convened a second hearing on April 1, 2015, regarding whether to grant a retrial. InterDigital continues to provide additional information to the SPC in support of its petition for retrial. If the retrial is granted, the SPC will likely schedule one or more additional hearings before it issues a decision on the merits of the case.

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
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. filed a complaint with the USITC against Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-800 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G wireless devices (including WCDMA- and cdma2000-capable mobile phones, USB sticks, mobile hotspots and tablets and components of such devices) that infringe seven of InterDigital's U.S. patents. The action also extended to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC sought an exclusion order that would bar from entry into the United States any infringing 3G wireless devices (and components) that are imported by or on behalf of the 337-TA-800 Respondents, and also sought a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. In May 2012, Huawei Device USA, Inc. was added as a 337-TA-800 Respondent.

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

ZTE China Proceedings

On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.3 million based on the exchange rate as of September 30, 2015), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.

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

The Shenzhen Court held hearings on the Anti-Monopoly Law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory pricing and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.7 million based on the exchange rate as of September 30, 2015). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the Anti-Monopoly Law case on October 12, 2015. It is possible that the Court may schedule additional hearings in these cases before issuing its decision.

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

On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The arbitration tribunal held an evidentiary hearing on July 20-22, 2015, and a supplemental oral argument on October 19, 2015. InterDigital expects that the tribunal will issue a final award in late 2015 or early 2016.

Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal

In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc., alleging a violation of Section 337 of the Tariff Act of 1930 in that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G mobile handsets and components that infringe two of InterDigital's patents. In November and December 2007, a third patent and a fourth patent were added to the Company’s complaint against Nokia. The complaint sought an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. InterDigital’s complaint also sought a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

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

On May 11, 2015, Nokia Corporation and MMO each filed petitions to the Commission to review the RID. On June 25, 2015, the Commission issued a notice of its decision to review in part the RID. The Commission determined to review the RID’s findings concerning the application of the Commission’s prior construction of one claim limitation in Investigation Nos. 337-TA-800 and 337-TA-868, the RID’s findings as to whether the accused products satisfy that claim limitation, and the RID’s public interest findings. The Commission issued its final determination on August 28, 2015, finding that issue preclusion applied with respect to the construction of the claim limitations at issue, and that issue preclusion also required a finding of non-infringement. The Commission determined there was no violation of Section 337 and terminated the 337-TA-613 investigation. The Commission found that consideration of the public interest issues was moot and did not address them.

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

On June 5, 2015, InterDigital filed an Arbitration Demand with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”) seeking declaratory relief denying all of the claims in Pegatron’s Taiwan Action and for breach of contract.

On or about June 10, 2015, InterDigital filed a complaint in the United States District Court for the Northern District of California, San Jose Division (the “CA Northern District Court”), seeking a temporary restraining order, preliminary injunction, and permanent anti-suit injunction against Pegatron prohibiting Pegatron from prosecuting the Pegatron Taiwan Action. The complaint also seeks specific performance by Pegatron of the dispute resolution procedures set forth in the Pegatron PLA and to compel arbitration of the disputes in the Pegatron Taiwan Action. On June 29, 2015, the court granted InterDigital’s motion for a temporary restraining order and preliminary injunction requiring Pegatron take immediate steps to dismiss the Taiwan Action without prejudice. On July 1, 2015, InterDigital was informed that Pegatron had withdrawn its complaint in the Taiwan Intellectual Property Court and that the case had been dismissed without prejudice.
On August 3, 2015, Pegatron filed an answer and counterclaims to InterDigital’s CA Northern District Court complaint. Pegatron accused InterDigital of violating multiple sections of the Taiwan Fair Trade Act, violating Section 2 of the Sherman Act, breaching ETSI, IEEE, and ITU contracts, promissory estoppel (pled in the alternative), violating Section 17200 of the California Business & Professions Code, and violating the Delaware Consumer Fraud Act. These counterclaims stem from Pegatron’s accusation that InterDigital violated FRAND obligations. As relief, Pegatron seeks a declaration regarding the appropriate FRAND terms and conditions for InterDigital’s “declared essential patents,” a declaration that InterDigital’s standards-essential patents are unenforceable due to patent misuse, an order requiring InterDigital to grant Pegatron a license on FRAND terms, an order enjoining InterDigital’s alleged ongoing breaches of its FRAND commitments, and damages in the amount of allegedly excess non-FRAND royalties Pegatron has paid to InterDigital, plus interest and treble damages. On August 7, 2015, Pegatron responded to InterDigital’s arbitration demand, disputing the arbitrability of Pegatron’s claims. On September 24, 2015, InterDigital moved to compel arbitration and dismiss Pegatron’s counterclaims or, in the alternative, stay the counterclaims pending the parties’ arbitration. Pegatron’s opposition to this motion was filed on October 22, 2015, and InterDigital’s reply is due on November 12, 2015. The CA Northern District Court has scheduled a case management conference for February 3, 2016. The parties have agreed to stay the arbitration proceeding pending the CA Northern District Court’s resolution of InterDigital’s motion to compel arbitration.
Microsoft Sherman Act Delaware Proceedings

On August 20, 2015, Microsoft Mobile, Inc. and Microsoft Mobile Oy (collectively, “Microsoft”) filed a complaint in the United States District Court for the District of Delaware against InterDigital, Inc., InterDigital Communications, Inc., InterDigital Technology Corporation, InterDigital Patent Holdings, Inc., InterDigital Holdings, Inc., and IPR Licensing, Inc. The complaint alleges that InterDigital has monopolized relevant markets for 3G and 4G cellular technology in violation of Section 2 of the Sherman Act. As relief, Microsoft seeks declaratory judgments that InterDigital has violated Section 2 of the Sherman Act, that “each of InterDigital’s U.S. patents declared by it to be Essential” to the 3G and 4G standards is unenforceable, and that all agreements InterDigital has entered into in furtherance of its alleged unlawful conduct are void. Microsoft also seeks an award of treble damages and the following injunctive relief: requiring InterDigital to grant Microsoft a non-confidential license to its U.S. standards-essential patents (“SEPs”) on FRAND terms as determined by a court, requiring InterDigital to disclose to Microsoft the terms of its other SEP licenses, preventing InterDigital from enforcing any exclusion orders it might receive with respect to its SEPs, and requiring InterDigital to re-assign any declared SEPs that it has assigned to controlled entities. InterDigital’s response to the complaint is due on November 4, 2015.

Other
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual as of September 30, 2015.
7. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the nine months ended September 30, 2015 and September 30, 2014 were as follows (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Balance beginning of period, December 31	$468,328	$528,650
Net income attributable to InterDigital, Inc.	86,187	90,552
Unrealized loss on investments, net	(124)	(154)
Cash dividends declared	(21,658)	(19,653)
Repurchase of Common Stock	(89,052)	(88,022)
Convertible note hedge transactions, net of tax	(38,594)	—
Warrant transactions	42,881	—
Equity component of the 2020 Notes, net of tax	38,567	—
Deferred financing costs allocated to equity	(2,430)	—
Exercise of common stock options	29	369
Taxes withheld upon restricted stock unit vestings	(9,628)	(2,811)
Tax benefit from share-based compensation	2,126	1,218
Share-based compensation	9,691	13,458
Total InterDigital, Inc. shareholders’ equity end of period	$486,323	$523,607
Noncontrolling Interest Balance beginning of period, December 31	7,349	5,170
Proceeds from noncontrolling interests	2,550	3,825
Distribution preference	(2,500)	—
Net loss attributable to noncontrolling interest	(2,112)	(2,360)
Noncontrolling interest	5,287	6,635
Total Equity end of period	$491,610	$530,242
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a new $300 million share repurchase program (the "2014 Repurchase Program"), and in June 2015 our Board of Directors authorized a $100 million increase to the 2014 Repurchase Program, bringing the total amount of the program to $400 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, in thousands.

	2014 Repurchase Program
	# of Shares	Value
2015 [a]	1,689	$89,052
2014	3,554	152,625
Total	5,243	$241,677

a.
Includes the repurchase of 0.8 million shares of our common stock at $53.61 per share, the closing price of the stock on March 5, 2015, from institutional investors through one of the initial purchasers and its affiliate, as our agent, concurrently with the pricing of the offering of the 2020 Notes (as defined below in Note 9, "Long-Term Debt").

Dividends
Cash dividends on outstanding common stock declared in 2015 and 2014 were as follows (in thousands, except per share data):

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
	$0.60	$21,658

2014	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.10	$3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
Fourth quarter	0.20	7,500	27,153
	$0.70	$27,153
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
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively. The warrants become exercisable in tranches starting in June 2016, and have a strike price of $63.44. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, we received $27.6 million and $4.1 million, respectively, on April 4, 2011.
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
8. CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES
Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2015 and December 31, 2014, four licensees comprised 98% and three licensees comprised 94%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$298,818	$—	$—	$298,818
Commercial paper (b)	—	327,531	—	327,531
U.S. government securities	—	200,616	—	200,616
Corporate bonds, asset backed and other securities	316	40,163	—	40,479
	$299,134	$568,310	$—	$867,444
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $178.8 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$307,995	$—	$—	$307,995
Commercial paper (b)	—	207,449	—	207,449
U.S. government securities	—	151,618	—	151,618
Corporate bonds, asset backed and other securities	671	36,195	—	36,866
	$308,666	$395,262	$—	$703,928
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $120.6 million of commercial paper that is included within cash and cash equivalents.

The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$546,000	$480,908	$541,805	$230,000	$216,206	$255,300
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 9 "Long-Term Debt") was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
As discussed in Note 2, "Significant Agreements," we acquired patents as part of the multiple-element arrangement entered into in third quarter 2015. We have recorded these patents based on their total estimated fair value of $20.8 million and will amortize them over their estimated useful lives. We estimated the fair value of the patents in this transaction by a combination of an analysis of comparable market transactions (the market approach) and discounted cash flow analysis (the income approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others.
9. LONG-TERM DEBT
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
On March 29 and March 30, 2011, in connection with the offering of the 2016 Notes, we entered into convertible note hedge transactions that cover, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at an initial strike price that corresponded to the initial conversion price of the 2016 Notes and are exercisable upon conversion of the 2016 Notes.

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
In connection with the offering of the 2016 Notes, as discussed above, the Company entered into convertible note hedge transactions with respect to its common stock. The $42.7 million cost of the convertible note hedge transactions was partially offset by the proceeds from the sale of the warrants described above, resulting in a net cost of $10.9 million.
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
The following table reflects the carrying value of the Company's convertible debt as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Principal	$230,000	$316,000	$546,000	$230,000	$—	$230,000
Less:
Unamortized interest discount	(5,000)	(53,281)	(58,281)	(12,165)	—	(12,165)
Deferred financing costs	(652)	(6,159)	(6,811)	(1,629)	—	(1,629)
Net carrying amount of Notes	$224,348	$256,560	$480,908	$216,206	$—	$216,206

The following table presents the amount of interest cost recognized for the three and nine months ended September 30, 2015 and September 30, 2014 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,
	2015			2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,438	$1,185	$2,623	$1,438	$—	$1,438
Accretion of debt discount	2,416	2,618	5,034	2,255	—	2,255
Amortization of deferred financing costs	326	349	675	326	—	326
Total	$4,180	$4,152	$8,332	$4,019	$—	$4,019

	For the Nine Months Ended September 30,
	2015			2014
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes		Total
Contractual coupon interest	$4,313	$2,633	$6,946	$4,313	$—		$4,313
Accretion of debt discount	7,165	6,053	13,218	6,688	—	—	6,688
Amortization of deferred financing costs	977	813	1,790	977	—	—	977
Total	$12,455	$9,499	$21,954	$11,978	$—		$11,978
10. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of September 30, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $14.2 million and $1.1 million, respectively. Assets include $9.1 million of cash and cash equivalents and $5.1 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
Convida Wireless
On September 26, 2015, we renewed and expanded our joint venture with Sony, Convida Wireless, to include 5G technologies. Convida Wireless was launched in 2013 to combine Sony's consumer electronics expertise with our pioneering Internet of Things ("IoT") expertise to drive IoT communications and connectivity.  Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.  SCP IP Investment LLC, an affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended September 30, 2015 and 2014, we have allocated approximately $0.7 million and $0.9 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties. For the nine months ended September 30, 2015 and 2014, we have allocated approximately $2.1 million and $2.4 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
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
Sony Agreement
On September 26, 2015, we entered into a new patent license agreement ("PLA") with Sony Corporation of America ("Sony"). In addition, we renewed our joint venture with Sony, Convida Wireless, to continue investments in the development of IoT technologies and expanded it to include development efforts in 5G technologies. As discussed more fully in Note 10, "Variable Interest Entities," Convida Wireless is a variable interest entity and is consolidated within our financial statements.
Our agreement with Sony is a multiple-element arrangement for accounting purposes, which includes, among other elements, the new PLA. The new PLA covers the sale by Sony of covered products for the three-year period that commences on December 1, 2015. In addition, the new PLA covers Sony's covered product sales that occurred during certain prior periods and that were not covered under our prior agreement with Sony. We have recognized past sales of $21.8 million from this agreement in third quarter 2015, and will recognize future revenue from the new PLA on a straight-line basis over its term. A portion of consideration was in the form of patents. Refer to Note 8, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
Revenue
Recurring revenue of $78.6 million in third quarter 2015 decreased $12.6 million from $91.2 million in second quarter 2015 due to a decrease in per-unit royalties primarily attributable to a decrease in shipments from first quarter 2015 to second quarter 2015 by Pegatron Corporation ("Pegatron") and our other Taiwan-based licensees.
Refer to "Results of Operations — First Nine Months 2015 Compared to First Nine Months 2014" and "Results of Operations — Third Quarter 2015 Compared to Third Quarter 2014" for further discussion of our 2015 revenue.
Stock Repurchase
On June 11, 2015, we announced a $100 million increase to our existing $300 million share repurchase program, bringing the total program to $400 million. During first nine months 2015, we repurchased 1.7 million shares of common stock for $89.1 million. Since the initiation of the share repurchase program in June 2014 through October 29, 2015, we have repurchased 5.4 million shares of our common stock for a cumulative repurchase price of $249.0 million.
Intellectual Property Enforcement
Please see Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full discussion of the following and other matters:

USITC and Related Delaware District Court Proceedings

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

In June 2014, the ALJ issued an Initial Determination (“ID”) in the 337-TA-868 investigation, and in August 2014, the Commission determined to review in part the ID and terminated the investigation with a finding of no violation. In October 2014, InterDigital filed a petition for review with the Federal Circuit, appealing the adverse determinations in the Commission’s August 2014 final determination. In June 2015, InterDigital moved to voluntarily dismiss its Federal Circuit appeal, because, even if InterDigital were to prevail, it did not believe there would be sufficient time following the court’s decision and mandate for the USITC to complete its proceedings on remand such that the accused products would be excluded before the '966 and '847 patents expire in June 2016. The court granted the motion and dismissed the appeal on June 18, 2015.
In January 2013, the company's wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four district court actions in the Delaware District Court against the Respondents in the 337-TA-868 USITC proceeding. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC

Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement and recovery of reasonable attorneys' fees and costs. The cases filed against Huawei and Samsung were subsequently dismissed. The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent is required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The Delaware District Court judge previously bifurcated issues relating to damages, FRAND-related affirmative defenses, and FRAND-related counterclaims, which will be addressed at a later phase of the case. The ZTE trial addressing infringement of’151 patent was held from April 20 to April 22, 2015. On April 22, 2015, the jury returned a verdict in favor of ZTE, finding that the '151 patent is not infringed by ZTE 3G and 4G cellular devices. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November trial concerning the ‘244 patent, pending completion of the United States Patent and Trademark Office Inter Partes Review cases concerning the’244 patent, including all appeals and subsequent proceedings before the Patent Trial and Appeal Board. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.

Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
In June 2013, the ALJ issued an ID in the 337-TA-800 investigation, finding no violation because the asserted patents were not infringed and/or invalid. In September 2013, the Commission determined to review the ID in its entirety. In December 2013, the Commission issued its final determination. The Commission adopted, with some modification, the ALJ’s finding of no violation of section 337 as to Nokia, Huawei, and ZTE. The Commission did not rule on any other issue, including FRAND and domestic industry, and stated that all other issues remained under review. In December 2013, InterDigital filed in the Federal Circuit a petition for review seeking reversal of the Commission’s final determination. In February 2015, the Federal Circuit issued a decision affirming the USITC’s determinations that the claims of the ’830, ’636, ’406 and ’332 patents were not infringed, that the claims of the ’970 patent are invalid, and that the Respondents did not violate Section 337. In April 2015, InterDigital filed a combined petition for panel rehearing and rehearing en banc as to the ’830 and ’636 patents, which was denied by the Federal Circuit in May 2015. The related Delaware District Court proceeding remains stayed.

Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
In August 2012, the Federal Circuit issued its decision in InterDigital's appeal of the USITC's Final Determination in the 337-TA-613 proceeding, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. In January 2013, the Federal Circuit issued its mandate remanding USITC Proceeding (337-TA-613) to the Commission for further proceedings. The evidentiary hearing in the remand proceeding was held in January 2015. On April 27, 2015, the ALJ issued his initial determination in the remand proceeding (the "RID"). The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, and that there was no evidence of patent hold-up, there is evidence of reverse hold-up, and the public interest does not preclude issuance of an exclusion order. On June 25, 2015, the Commission issued a notice of its decision to review in part the ALJ’s RID. The Commission determined to review the RID’s findings concerning the application of the Commission’s prior construction of one claim limitation in Investigation Nos. 337-TA-800 and 337-TA-868, the RID’s findings as to whether the accused products satisfy that claim limitation, and the RID’s public interest findings. The Commission issued its final determination on August 28, 2015, finding that issue preclusion applied with respect to the construction of the claim limitations at issue, and that issue preclusion also required a finding of non-infringement. The Commission determined there was no violation of Section 337 and terminated the 337-TA-613 investigation. The Commission found that consideration of the public interest issues was moot and did not address them. The related Delaware District Court proceeding remains stayed.
Comparability of Financial Results
When comparing third quarter 2015 financial results against other periods, the following items should be taken into consideration:

•	$21.8 million of past patent royalties related to the Sony agreement; and

•	a $2.2 million charge to increase accrual rates for performance-based incentive compensation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2014 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2014 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements. See below for critical accounting estimates from the current year period.
Third Quarter 2015 Agreement
The agreement entered into during third quarter 2015 with Sony, as discussed above, is a multiple-element arrangement for accounting purposes. Consistent with the revenue recognition policy disclosed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our 2014 Form 10-K, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
The impact that a five percent change in each of the following key estimates would have had on third quarter 2015 revenue and pretax income is summarized in the following table (in millions):

	Change in estimate
	+5%	-5%
Value of patents acquired	$0.3	$(0.3)
Allocation between past and future royalties	$3.9	$(3.9)
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
Cash, cash equivalents and short-term investments
At September 30, 2015 and December 31, 2014, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2015	December 31, 2014	Increase / (Decrease)
Cash and cash equivalents	$477,643	$428,567	$49,076
Short-term investments	389,801	275,361	114,440
Total Cash and cash equivalents and short-term investments	$867,444	$703,928	$163,516
The increase in cash, cash equivalents and short-term investments was primarily attributable to the net proceeds of $306.7 million from the offering of the 2020 Notes discussed above, $27.7 million of cash provided by operating activities and $9.2 million of proceeds from other financing activities, which were partially offset by capital investments, including capitalized patent costs and patent acquisitions, of $44.0 million, share repurchases of $89.1 million, a net cost of $16.5 million for the bond hedge and warrant transactions and $21.8 million of dividend payments.
Cash flows from operations
We generated the following cash flows from our operating activities in first nine months 2015 and 2014 (in thousands):

	For the Nine Months Ended September 30,
	2015	2014	Increase / (Decrease)
Net cash provided by operating activities	$27,722	$186,029	$(158,307)

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $158.3 million was primarily attributable to a decrease in cash receipts of $189.0 million. The decrease in cash receipts was attributable to higher fixed-fee royalty cash receipts in 2014 as a result of the timing of cash receipts associated with the Samsung Electronics Company, Ltd. ("Samsung") agreement signed in second quarter 2014. This decrease was partially offset by higher current royalties from existing licensees, primarily Pegatron and our other Taiwan-based licensees. The decrease in cash receipts was partially offset by lower income taxes paid in first nine months 2015 and lower cash expenses. Additionally, other working capital adjustments contributed $24.2 million to the decrease, primarily due to payment of accrued compensation. The table below provides the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2015 and 2014 (in thousands).

	For the Nine Months Ended September 30,
	2015	2014	Increase / (Decrease)
Cash Receipts:
Current royalties	$179,108	$112,759	$66,349
Fixed-fee royalty payments	44,750	305,250	(260,500)
Prepaid royalties	13,460	2,500	10,960
Technology solutions	5,785	9,619	(3,834)
Patent sales	—	1,999	(1,999)
Total cash receipts	$243,103	$432,127	$(189,024)

Cash Outflows:
Cash operating expenses [a]	129,123	141,848	(12,725)
Income taxes paid [b]	43,833	85,991	(42,158)
Total cash outflows	172,956	227,839	(54,883)

Other working capital adjustments	(42,425)	(18,259)	(24,166)

Cash flows provided by operating activities	$27,722	$186,029	$(158,307)

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2015, and December 31, 2014 (in thousands), as follows:

	September 30, 2015	December 31, 2014	Increase / (Decrease)
Current assets	$1,086,280	$841,876	$244,404
Less: current liabilities	406,582	205,169	201,413
Working capital	679,698	636,707	42,991
Subtract:
Cash and cash equivalents	477,643	428,567	49,076
Short-term investments	389,801	275,361	114,440
Add:
Current deferred revenue	116,352	124,695	(8,343)
Adjusted working capital	$(71,394)	$57,474	$(128,868)

The $128.9 million net decrease in adjusted working capital is primarily attributable to the $224.3 million reclassification from long-term to short-term related to our 2.5% Senior Convertible Notes due 2016, partially offset by a net increase in accounts receivable of $64.4 million, the payment of accrued compensation related to the 2014 short-term incentive plan, and a decrease in accounts payable. The increase in accounts receivable is related to a scheduled payment due within twelve months of the balance sheet date under an existing fixed-fee license. The decrease in accounts payable was primarily due to the payment of a final installment on a 2014 patent purchase.
Cash flows from investing and financing activities
We used net cash in investing activities of $167.1 million and $216.2 million in first nine months 2015 and first nine months 2014, respectively. We purchased $114.6 million and $163.4 million, net of sales, of short-term marketable securities in first nine months 2015 and 2014, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $44.0 million in first nine months 2015 from $49.6 million in first nine months 2014, primarily due to a decreased investment in patent acquisitions in 2015. Additionally, during first nine months 2015, we made a $6.6 million strategic investment.
Net cash provided by financing activities for first nine months 2015 was $188.4 million, a $287.1 million increase from $98.7 million net cash used in first nine months 2014. This increase primarily resulted from the net proceeds of $306.7 million from the issuance and sale of the 2020 Notes and a $2.8 million increase in proceeds from other financing activities, partially offset by an increase in dividend payments of $5.7 million and $16.5 million of net costs for the bond hedge and warrant transactions.
Other
Our combined short-term and long-term deferred revenue balance at September 30, 2015 was approximately $406.5 million, a decrease of $11.6 million from December 31, 2014. We have no material obligations associated with such deferred revenue. The decrease was due to $126.0 million of deferred revenue recognized, which was partially offset by a gross increase in deferred revenue of $91.1 million associated with fixed-fee agreement payments or payments due within twelve months. The deferred revenue recognized was primarily comprised of $100.1 million of amortized fixed-fee royalty payments and $25.9 million in per-unit exhaustion of prepaid royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the September 30, 2015 deferred revenue balance of $406.5 million by $116.4 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
Third Quarter 2015 Compared to Third Quarter 2014
Revenues
The following table compares third quarter 2015 revenues to third quarter 2014 revenues (in thousands):

	For the Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
Per-unit royalty revenue	$43,698	$37,626	$6,072	16%
Fixed-fee amortized royalty revenue	33,373	33,359	14	—%
Current patent royalties [a]	77,071	70,985	6,086	9%
Past patent royalties [b]	21,817	2,414	19,403	804%
Total patent licensing royalties	98,888	73,399	25,489	35%
Current technology solutions revenue [a]	1,520	2,224	(704)	(32)%
Patent sales	—	1,999	(1,999)	(100)%
Total revenue	$100,408	$77,622	$22,786	29%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $22.8 million increase in total revenue was attributable to the $19.4 million increase in past sales and an increase of $5.4 million in recurring revenue. The increase in past sales was driven by the Sony patent license agreement signed during the quarter. The increase in recurring revenue was driven by a $6.1 million increase in current patent royalties, primarily as a result of an increase in per-unit royalty revenue resulting from increased shipments by Pegatron and other Taiwan-based licensees. Current technology solutions revenue decreased by $0.7 million primarily related to decreased shipments by one of our technology solutions customers.
In third quarter 2015 and third quarter 2014, 72% and 55% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2015 and third quarter 2014, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended September 30,
	2015	2014
Sony	32%	13%
Pegatron	23%	20%
Samsung	17%	22%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2015 and third quarter 2014 by category (in thousands):

	For the Three Months Ended September 30,
	2015	2014	Increase/ (Decrease)
Patent administration and licensing	$28,363	$33,923	$(5,560)	(16)%
Development	16,618	19,072	(2,454)	(13)%
Selling, general and administrative	10,040	9,286	754	8%
Total operating expenses	$55,021	$62,281	$(7,260)	(12)%

Operating expenses decreased 12% to $55.0 million in third quarter 2015 from $62.3 million in third quarter 2014. The $7.3 million decrease in total operating expenses was primarily due to (decreases) increases in the following items (in thousands):

(Decrease)/Increase
Intellectual property enforcement and non-patent litigation	$(4,929)
Consulting services	(1,417)
Personnel-related costs	(1,224)
Cost of patent sales	(700)
Performance-based incentive compensation	(461)
Other	257
Depreciation and amortization	280
Commercial initiatives	934
Total decrease in operating expenses	$(7,260)

The $7.3 million decrease in operating expenses was primarily due to the $4.9 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions, which was partially offset by costs associated with licensee arbitrations. The $1.4 million decrease in consulting services primarily related to non-recurring corporate initiatives and the timing of licensing-related costs. The $1.2 million decrease in personnel-related costs was due to a prior year adjustment related to payroll taxes and employment level tax credits, primarily as a result of an ongoing audit. The $0.7 million decrease in cost of patent sales related to a third quarter 2014 patent sale. The $0.5 million decrease in performance-based incentive compensation was primarily due to higher accrual rates in third quarter 2014 as a result of new license agreements signed during second quarter 2014. These decreases were partially offset by the $0.9 million increase in commercial initiatives expense attributable to activities to commercialize certain IoT and next generation networks technologies. Additionally, the $0.3 million increase in depreciation and amortization was primarily related to recent patent acquisitions.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in intellectual property enforcement and non-patent litigation costs, consulting services and cost of patent sales. These decreases were partially offset by the above-noted increase in patent amortization.
Development Expense: The decrease in development expense primarily resulted from the above-noted decrease in other personnel-related costs and performance-based incentive compensation as described above. These decreases were partially offset by the increase in commercial initiatives expense.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from a portion of the increase in expenses related to commercial initiatives discussed above. These increases were partially offset by a decrease in consulting services, as discussed above.
Other (Expense) Income
The following table compares third quarter 2015 other (expense) income to third quarter 2014 other (expense) income (in thousands):

	For the Three Months Ended September 30,
	2015	2014	Change
Interest expense	$(8,331)	$(4,018)	$(4,313)	107%
Other	(300)	313	(613)	(196)%
Interest and investment income	523	538	(15)	(3)%
	$(8,108)	$(3,167)	$(4,941)	156%
In third quarter 2015, other expense was $8.1 million as compared to other expense of $3.2 million in third quarter 2014. The change between periods was primarily due to additional interest expense as a result of the issuance of the 2020 Notes during first quarter 2015 as discussed above.

Income tax provision
In third quarter 2015, our effective tax rate was approximately 36.2% as compared to 3.8% during third quarter 2014, based on the statutory federal tax rate net of discrete federal and state taxes. The third quarter 2014 effective tax rate benefited from the inclusion of a $5.7 million discrete net benefit from available U.S. federal research and development tax credits.
First Nine Months 2015 Compared to First Nine Months 2014
Revenues
The following table compares first nine months 2015 revenues to first nine months 2014 revenues (in thousands):

	For the Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
Per-unit royalty revenue	$175,270	$108,030	$67,240	62%
Fixed-fee amortized royalty revenue	100,119	88,545	11,574	13%
Current patent royalties [a]	275,389	196,575	78,814	40%
Past patent royalties [b]	49,094	123,186	(74,092)	(60)%
Total patent licensing royalties	324,483	319,761	4,722	1%
Current technology solutions revenue [a]	4,770	7,140	(2,370)	(33)%
Past technology solutions revenue [b]	84	800	(716)	(90)%
Patent sales	—	1,999	(1,999)	(100)%
Total revenue	$329,337	$329,700	$(363)	—%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
Revenue for the nine months ended September 30, 2015 was relatively flat compared to the prior year period. The increase in recurring revenue of $76.4 million primarily related to a $67.2 million increase in per-unit royalty revenue, which was driven by increased shipments by Pegatron and our other Taiwan-based licensees. The increase in recurring revenue was also due to a $11.6 million increase in fixed-fee royalties primarily attributable to new patent license agreements signed during second quarter 2014. The decrease in past sales was primarily related to three new patent license agreements signed during second quarter 2014, partially offset by past sales in the current year period attributable to Sony and Arima Communications Corporation ("Arima"). Past sales in third quarter 2015 includes revenue recognized as a result of the Sony patent license agreement signed during the quarter, described above. Current technology solutions revenue decreased by $2.4 million primarily related to decreased shipments by one of our technology solutions customers.
In first nine months 2015 and first nine months 2014, 63% and 52% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2015 and first nine months 2014, the following companies accounted for 10% or more of our total revenue:

	For the Nine Months Ended September 30,
	2015	2014
Pegatron	31%	15%
Sony	16%	< 10%
Samsung	16%	37%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2015 and first nine months 2014 by category (in thousands):

	For the Nine Months Ended September 30,
	2015	2014	Increase/ (Decrease)
Patent administration and licensing	$91,200	$98,889	$(7,689)	(8)%
Development	52,935	57,860	(4,925)	(9)%
Selling, general and administrative	29,993	29,279	714	2%
Total operating expenses	$174,128	$186,028	$(11,900)	(6)%
Operating expenses decreased 6% to $174.1 million in first nine months 2015 from $186.0 million in first nine months 2014. The $11.9 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

(Decrease)/Increase
Performance-based incentive compensation	$(11,412)
Intellectual property enforcement and non-patent litigation	(10,151)
Cost of patent sales	(700)
Other	87
Consulting services	489
Depreciation and amortization	4,196
Commercial initiatives	5,591
Total decrease in operating expenses	$(11,900)

The $11.9 million decrease in operating expenses was primarily due to the $11.4 million decrease in performance-based incentive compensation. The higher performance-based incentive compensation in first nine months 2014 was primarily related to accrual increases in second quarter 2014 as a result of new license agreements signed during that quarter. The $10.2 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions. The $0.7 million decrease in cost of patent sales was related to a third quarter 2014 patent sale. These decreases were partially offset by a $5.6 million increase in commercial initiatives expense that was primarily attributable to activities to commercialize certain IoT and next generation networks technologies that have ramped up over the last twelve months. The $4.2 million increase in depreciation and amortization primarily related to recent patent acquisitions. The $0.5 million increase in consulting services was primarily related to corporate strategy-related initiatives in 2015.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in performance-based incentive compensation and intellectual property enforcement and non-patent litigation. These decreases were partially offset by increases in patent amortization expense and personnel-related costs related to hiring activities.
Development Expense: The decrease in development expense primarily resulted from the above-noted decrease in performance-based incentive compensation. This decrease was partially offset by an increase in commercial initiative costs as described above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the increases in consulting services. Additionally, a portion of the expenses related to commercial initiatives discussed above contributed to this increase. These increases were partially offset by a decrease in performance-based incentive compensation as described above.

Other (Expense) Income
The following table compares first nine months 2015 other (expense) income to first nine months 2014 other (expense) income (in thousands):

	For the Nine Months Ended September 30,
	2015	2014	Change
Interest expense	$(21,955)	$(11,987)	$(9,968)	83%
Other	(564)	143	(707)	(494)%
Interest and investment income	1,429	1,111	318	29%
	$(21,090)	$(10,733)	$(10,357)	96%
In first nine months 2015, other expense was $21.1 million as compared to other expense of $10.7 million in first nine months 2014. The change between periods was primarily due to additional interest expense as a result of the issuance of the 2020 Notes during first quarter 2015 as discussed above.
Income tax provision
In first nine months 2015, our effective tax rate was approximately 37.3% as compared to 33.7% during first nine months 2014, based on the statutory federal tax rate net of discrete federal and foreign taxes. The increase in the effective tax rate related to the impact of a $5.7 million net benefit recognized during first nine months 2014 from available U.S. federal research and development tax credits and an increase during the first nine months 2015 in certain expenses that are not deductible for tax purposes.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our September 30, 2015 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceedings initiated in January 2013 involving InterDigital, Nokia and ZTE previously disclosed in the 2014 Form 10-K, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the "First Quarter 2015 Form 10-Q") and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the "Second Quarter 2015 Form 10-Q"). On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November trial concerning the ‘244 patent, pending completion of the IPR, including all appeals and subsequent proceedings before the Patent Trial and Appeal Board. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE. On October 13, 2015, the Delaware District Court denied the pending summary judgment cross-motions without prejudice in light of the stay discussed above, indicating that the motions could be considered refiled if and when the stay is lifted if either party requests it.
Huawei Arbitration

Reference is made to the Huawei Arbitration previously disclosed in the 2014 Form 10-K and the Second Quarter 2015 Form 10-Q. On July 24, 2015, Huawei opposed InterDigital’s petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the "New York Proceeding") and filed a motion to stay the New York Proceeding pending Huawei’s Paris annulment action (the "Paris Proceeding"). On August 14, 2015, InterDigital amended its petition to take into account the issuance of the arbitration panel’s final award. On August 24, 2015, InterDigital filed a reply in support of its petition to confirm and an opposition to Huawei’s motion to stay. On September 14, 2015, Huawei filed a reply in opposition to InterDigital’s petition to confirm and a reply in support of its motion to stay. All of the foregoing motions are currently pending in the New York Proceeding.
Huawei filed its brief seeking annulment in the Paris Proceeding on July 24, 2015. InterDigital’s opposition brief is due on November 24, 2015. Trial preparation in the Paris Proceeding is scheduled to close on February 4, 2016, and a hearing is scheduled for March 8, 2016.

To date, Huawei has not made any payments under the arbitration award. The company will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectability is reasonably assured.
ZTE China Proceedings
Reference is made to the ZTE China Proceedings in which InterDigital was served in July 2014 with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China previously disclosed in the 2014 Form 10-K, the First Quarter 2015 Form 10-Q and the Second Quarter 2015 Form 10-Q.  The Shenzhen Intermediate People's Court held hearings in the FRAND case on July 29-31, 2015, and held a second hearing on the Anti-Monopoly Law case on October 12, 2015.
LG Arbitration
Reference is made to the arbitration initiated against InterDigital by LG Electronics, Inc. in March 2012 previously disclosed in the 2014 Form 10-K, the First Quarter 2015 Form 10-Q and the Second Quarter 2015 Form 10-Q. The arbitration tribunal held a supplemental oral argument on October 19, 2015. InterDigital expects that the tribunal will issue a final award in late 2015 or early 2016.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
Reference is made to the USITC proceeding initiated in 2007 and the related Federal Circuit appeal involving InterDigital and Nokia previously disclosed in the 2014 Form 10-K, the First Quarter 2015 Form 10-Q and the Second Quarter 2015 Form 10-Q. The Commission issued its final determination on August 28, 2015, finding that issue preclusion applied with respect to the construction of the claim limitations at issue, and that issue preclusion also required a finding of non-

infringement. The Commission determined there was no violation of Section 337 and terminated the 337-TA-613 investigation. The Commission found that consideration of the public interest issues was moot and did not address them.
Pegatron Actions
Reference is made to the Pegatron actions previously disclosed in the 2014 Form 10-K and the Second Quarter 2015 Form 10-Q. On August 3, 2015, Pegatron filed an answer and counterclaims to InterDigital’s CA Northern District Court complaint. Pegatron accused InterDigital of violating multiple sections of the Taiwan Fair Trade Act, violating Section 2 of the Sherman Act, breaching ETSI, IEEE, and ITU contracts, promissory estoppel (pled in the alternative), violating Section 17200 of the California Business & Professions Code, and violating the Delaware Consumer Fraud Act. These counterclaims stem from Pegatron’s accusation that InterDigital violated FRAND obligations. As relief, Pegatron seeks a declaration regarding the appropriate FRAND terms and conditions for InterDigital’s “declared essential patents,” a declaration that InterDigital’s standards-essential patents are unenforceable due to patent misuse, an order requiring InterDigital to grant Pegatron a license on FRAND terms, an order enjoining InterDigital’s alleged ongoing breaches of its FRAND commitments, and damages in the amount of allegedly excess non-FRAND royalties Pegatron has paid to InterDigital, plus interest and treble damages. On August 7, 2015, Pegatron responded to InterDigital’s arbitration demand, disputing the arbitrability of Pegatron’s claims. On September 24, 2015, InterDigital moved to compel arbitration and dismiss Pegatron’s counterclaims or, in the alternative, stay the counterclaims pending the parties’ arbitration. Pegatron’s opposition to this motion was filed on October 22, 2015, and InterDigital’s reply is due on November 12, 2015. The CA Northern District Court has scheduled a case management conference for February 3, 2016. The parties have agreed to stay the arbitration proceeding pending the CA Northern District Court’s resolution of InterDigital’s motion to compel arbitration.

Microsoft Sherman Act Delaware Proceedings

On August 20, 2015, Microsoft Mobile, Inc. and Microsoft Mobile Oy (collectively, “Microsoft”) filed a complaint in the United States District Court for the District of Delaware against InterDigital, Inc., InterDigital Communications, Inc., InterDigital Technology Corporation, InterDigital Patent Holdings, Inc., InterDigital Holdings, Inc., and IPR Licensing, Inc. The complaint alleges that InterDigital has monopolized relevant markets for 3G and 4G cellular technology in violation of Section 2 of the Sherman Act. As relief, Microsoft seeks declaratory judgments that InterDigital has violated Section 2 of the Sherman Act, that “each of InterDigital’s U.S. patents declared by it to be Essential” to the 3G and 4G standards is unenforceable, and that all agreements InterDigital has entered into in furtherance of its alleged unlawful conduct are void. Microsoft also seeks an award of treble damages and the following injunctive relief: requiring InterDigital to grant Microsoft a non-confidential license to its U.S. standards-essential patents (“SEPs”) on FRAND terms as determined by a court, requiring InterDigital to disclose to Microsoft the terms of its other SEP licenses, preventing InterDigital from enforcing any exclusion orders it might receive with respect to its SEPs, and requiring InterDigital to re-assign any declared SEPs that it has assigned to controlled entities. InterDigital’s response to the complaint is due on November 4, 2015.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding Company purchases of its common stock during third quarter 2015.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2015 - July 31, 2015	12,000	$57.53	12,000	$176,113,034
August 1, 2015 - August 31, 2015	171,000	$50.32	171,000	$167,504,946
September 1, 2015 - September 30, 2015	189,000	$48.56	189,000	$158,323,158
Total	372,000	$49.44	372,000	$158,323,158
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
In addition, from October 1, 2015 through October 29, 2015, we repurchased 147 thousand shares at a cost of $7.4 million under the 2014 Repurchase Program.

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

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on October 30, 2015, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: October 30, 2015	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 30, 2015	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on October 30, 2015, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

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