Form 10-K
period 2015-12-31
InterDigital, Inc.
filed 2016-02-18
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code (302) 281-3600
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share) (title of class)	NASDAQ Stock Market LLC (name of exchange on which registered)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,026,553,956 as of June 30, 2015.
The number of shares outstanding of the registrant’s common stock was 34,996,183 as of February 16, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2016 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2015, InterDigital's wholly owned subsidiaries held a portfolio of approximately 20,400 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patent applications that we believe may become essential to 5G standards that are under development. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select patent acquisitions. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices.
InterDigital derives revenues primarily from patent licensing and sales, with contributions from technology solutions licensing and sales and engineering services. In 2015, our total revenues were $441.4 million, an increase of $25.6 million compared to 2014. Our recurring revenues, consisting of current patent royalties and current technology solutions revenue, in 2015 were $372.8 million, an increase of $84.0 million compared to 2014. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the selected financial data in Part II, Item 6, and in the financial statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our objective is to continue to be a leading designer and developer of technology solutions and intellectual property for the mobile industry and to monetize those solutions and intellectual property through a combination of licensing, sales and other revenue opportunities.
To execute our strategy, we intend to:

•
Develop and source innovative technologies related to wireless. We intend to grow or maintain a leading position in advanced mobile technology, the Internet of Things (IoT) and other related technology areas by leveraging our expertise to guide internal research and development capabilities and direct our efforts in partnering with leading inventors and industry players to source new technologies.

•
Establish and grow our patent-based revenue. We intend to grow our licensing revenue base by adding licensees, expanding into adjacent technology areas that align with our intellectual property position and leveraging the continued growth of the overall mobile technology market. Those licensing efforts can be self-driven or executed in conjunction with licensing partnerships, trusts and other efforts, and may involve the vigorous defense of our intellectual property through litigation and other means. We also believe that our ongoing research efforts and associated patenting activities enable us to sell patent assets that are not vital to our core licensing programs, as well as to execute patent swaps that can strengthen our overall portfolio.

•
Pursue commercial opportunities for our advanced platforms and solutions.  We intend to pursue the commercialization of technology platforms and solutions that arise from our research efforts. As part of our ongoing research and development efforts, InterDigital often builds out entire functioning platforms in various technology areas. We seek to bring those technologies, as well as other technologies we may develop or acquire, to market through various methods including technology licensing, stand-alone commercial initiatives, joint ventures and partnerships.

•
Maintain a collaborative relationship with key industry players and worldwide standards bodies.   We intend to continue contributing to the ongoing process of defining mobile standards and other industry-wide efforts and incorporating our inventions into those technology areas. Those efforts, and the knowledge gained through them, support internal development efforts and also help guide technology and intellectual property sourcing through partners and other external sources.

Technology Research and Development

InterDigital pursues a diversified approach to sourcing the innovations that underpin our business. That approach incorporates internally driven research and development efforts by InterDigital Labs, as well as externally focused efforts by our Innovation Partners unit. Our efforts are guided by our vision of the future of mobile communications - Creating the Living NetworkTM - which is articulated around the variables of content, context and connectivity, and how the interplay of these elements drives future technology capabilities and needs.
As of December 31, 2015, our patent portfolio consisted of close to 2,200 U.S. patents (approximately 210 of which were issued in 2015) and approximately 10,900 non-U.S. patents (approximately 1,300 of which were issued in 2015). As of the same date, we also had numerous patent applications pending worldwide, with close to 1,200 applications pending in the United States and approximately 6,100 pending non-U.S. applications. The patents and applications comprising our portfolio relate predominantly to digital wireless radiotelephony technology (including, without limitation, 3G and 4G technologies). Issued patents expire at differing times ranging from 2016 through 2034. We operate six research and development facilities in four countries: King of Prussia, PA; Melville, NY; San Diego, CA; Montreal, Canada; London, UK; and Seoul, South Korea.
InterDigital Labs
As an early and ongoing participant in the digital wireless market, InterDigital developed pioneering solutions for the primary cellular air interface technologies in use today, TDMA and CDMA. That early involvement, our continued development of those advanced digital wireless technologies and innovations in OFDM/OFDMA and MIMO technologies have enabled us to create our significant worldwide portfolio of patents. In addition, InterDigital was among the first companies to participate in standardization and platform development efforts related to Machine-to-Machine (M2M) communications and IoT technology. In conjunction with our participation in certain standards bodies, we have filed declarations stating that we have patents that we believe are or may be essential or may become essential to cellular and other wireless standards and that, with respect to our essential patents, we are prepared to grant licenses on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the respective standards organizations.
Our capabilities in the development of advanced mobile technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. As of December 31, 2015, InterDigital employed approximately 170 engineers, approximately 80% of whom hold advanced degrees (including 57 doctorate degrees). Over the last three years, investment in development has ranged from $64.7 million to $75.3 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided in the results of operations, under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
Our current research efforts are focused on two main technology areas: cellular wireless technology and IoT technology.
Cellular Wireless Technology
We have a long history of developing cellular technologies, including those related to CDMA and TDMA and, more recently, OFDM/OFDMA and MIMO. A number of our inventions are being used in all 2G, 3G and 4G wireless networks and mobile terminal devices. We led the industry in establishing TDMA-based TIA/EIA/IS-54 as a U.S. digital wireless standard in the 1980s and developed a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. We have also developed and patented innovative CDMA and OFDM/OFDMA technology solutions and today, we hold a significant worldwide portfolio of patents and patent applications for these technologies. Similar to our TDMA inventions, we believe that a number of our CDMA and OFDM/OFDMA inventions are, may be or may become essential to the implementation of CDMA and OFDM/OFDMA-based systems in use today.
We also continue to be engaged in development efforts to build and enhance our technology portfolio in areas including LTE, LTE-Advanced, and emerging 5G technologies for 3GPP. Some of our LTE inventions include or relate to MIMO technologies for reducing interference and increasing data rates; power control; hybrid-ARQ for fast error correction; control channel structures for efficient signaling; multi-carrier operation; low-complexity devices; vehicular-centric communications (V2X); and other areas. We also continue to develop additional technologies in response to existing or perceived challenges of connectivity, many of them within the scope of our efforts to define future generations of wireless including 5G. These include air interface enhancements, policy-driven bandwidth management, cognitive radio and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks, and creating evolved system architectures that enable operation in small cells and additional frequency bands and improved cell-edge performance as well as device-to-device communications.
Our strong wireless background includes engineering and corporate development activities that focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802, IETF and ETSI standards. We are building a portfolio of technology related to Wi-Fi, WLAN, WMAN and WRAN that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates, the use of lower frequency bands for IoT and other new use cases such as TV-Whitespace (802.11af) and sub 1 GHz (802.11ah), and fast initial link setup (802.11ai) to enhance hotspot operation (WFA HOTSPOT 2.0).
IoT Technology
In the field of machine-to-machine (M2M) and IoT applications, we are developing technologies to enable seamless interconnection for multiple access types (cellular, WLAN, WPAN) and M2M service frameworks that can be managed by a customer and leveraged by a diverse set of vertical applications. These technologies build on our expertise in developing platforms and contributing technologies towards the advancement of global M2M and IoT standards. As part of, and in addition to, InterDigital’s standards-focused development, we have developed two solutions that are being made available commercially.
In 2015, we launched our oneMPOWER™ platform, which enables interoperability and scalability across diverse verticals, networks, and devices. InterDigital’s oneMPOWER platform is a secure and scalable horizontal platform that helps businesses launch and manage IoT data and applications. It features a comprehensive suite of application enabling services that span connectivity, device, data, security, and transaction management. Our oneMPOWER platform complies with oneM2M, the global standard for horizontal IoT platforms, and is designed for interoperability across diverse vertical markets, networks, and devices. The solution is based on an open standard with a long-term features roadmap, which interworks with many existing industry protocols and alliances.
The wot.ioTM data service exchangeTM for connected device platforms was launched in 2014.  The wot.io platform provides a common interface to multiple service providers, allowing companies to monetize IoT data in a simpler fashion via a real-time, low-latency service-oriented architecture.
Other Technology Areas and Sources
Because mobile technology today and into the future encompasses a very broad range of areas, we are also developing a range of technologies in the areas of video compression and delivery, security, analytics, and other areas. Some of those efforts are related to technology standards. In addition, to supplement our own development efforts, our Innovation Partners unit pursues an external sourcing model based around partnerships with leading inventors and research organizations, as well as the acquisition of technology and patent portfolios that align with InterDigital's roadmap. In 2015, in addition to existing relationships with VTT Technical Research Centre of Finland, BIO-key International Inc., McGill University and the Institute for Management Cybernetics (IfU), an elite private research institution in Germany, Innovation Partners added relationships with the Florida Institute for Human and Machine Cognition (IHMC) and igolgi, Inc., a provider of high-quality media transformation solutions.
Our Revenue Sources
Patent-Based Revenue
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Samsung Electronics Co., Ltd. ("Samsung"), Sony Corporation of America ("Sony"), Kyocera Corporation (“Kyocera”), HTC Corporation and BlackBerry Limited, among others.
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
In addition, in 2013, InterDigital formed the Signal Trust for Wireless Innovation (the "Signal Trust"). The goal of the Signal Trust is to monetize a large patent portfolio related to cellular infrastructure. More than 500 patents and patent applications were transferred from InterDigital to the Signal Trust, focusing primarily on 3G and LTE technologies and developed by InterDigital's engineers and researchers over more than a decade. A number of these innovations have been contributed to the worldwide standards process, resulting in a portfolio that includes patents for pioneering inventions that we believe are used pervasively in the cellular wireless industry. InterDigital is the primary beneficiary of the Signal Trust. The distributions from the Signal Trust will support continued research related to cellular wireless technologies. A small portion of the proceeds from the Signal Trust will be used to fund, through the Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate.
We also pursue, on occasion, targeted sales of portions of our patent portfolio. This strategy is based on the expectation that our portfolio and continued research efforts extend well beyond the requirements for a successful licensing program. In addition, the strategy leverages the desire from new entrants in the mobile technology space to build strong intellectual property positions to support their businesses.
Other Potential Revenue Sources
Our strong technology expertise and research and development team also form the basis for other potential revenue opportunities, focused around areas such as engineering services, research joint ventures and the continued development, commercialization and licensing of research and development projects that have progressed to a pre-commercial or commercial phase. We also currently recognize revenue from the licensing of technology that has been developed by our engineering teams and is integrated into other companies’ technology products.
In both its cellular wireless and IoT technology areas, we work to incubate and commercialize market-ready technologies. These include technologies that were developed as part of our standards development efforts, as well as technologies developed outside the scope of those efforts.
In certain cases where we have identified a potential commercial opportunity, we have chosen to establish a separate commercial initiative focused on the specific opportunity and developing commercial products to address the identified need. For example, in 2014, XCellAir, Inc. was established. The XCellAir™ product is a cloud-based, multi-vendor, multi-technology mobile network management and optimization solution that enables mobile network operators, mobile system operators and Internet service providers to manage, optimize and monetize heterogeneous network resources. Although this and similar initiatives are in their early stages, they are potential revenue sources for the Company.
In 2012, we formed of a joint venture with Sony called Convida Wireless. The joint venture combined InterDigital's advanced M2M research capabilities with Sony's consumer electronics expertise with the purpose of driving new research in IoT communications and other connectivity areas. In 2015, this joint venture was renewed, and its focus was expanded to include advanced research and development into 5G and future wireless technologies.
Wireless Communications Industry Overview
The wireless communications industry continues to experience rapid growth worldwide, as well as an expansion of device types entering the market. In smartphones alone, the market continues to see growth, with growth focused on higher-end 4G devices.

Worldwide 3G/4G Handset Shipments
2500
2000
1500
1000
500
0
2013
2014
2015
2016
2017
2018
2019
LTE
3G

*IHS Design Forecast Tool Mobile Handsets - H2 2015 (in millions)*

In addition, new markets are emerging related to wireless connectivity. IoT is an important new market in the technology field, which is expected to result in a significant increase in the number of connections, and unlock new business capabilities. IoT is currently in its earliest stages, and estimates vary broadly as far as how many connections it will yield. IHS estimates that the IoT market will grow an installed base of more than 70 billion connected devices by 2025, with total new device shipments reaching more than 20 billion yearly by 2025 and particularly high growth in the automotive, industrial and medical fields. Shipments of 3G, 4G and 802.11 IoT connected devices alone are expected to reach close to 6 billion by 2019.

IoT Connected Device Installed Base
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

*IHS IoT Connectivity Intelligence Service – Q3 2015 (in millions)*

## Selected IoT Connected Device Shipments by Technology

4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
2013
2014
2015
2016
2017
2018
2019
3G
4G
802.11

*IHS IoT Connectivity Intelligence Service – Q3 2015 (in millions)*

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
InterDigital often publicly characterizes aspects of its business, including license agreements and development projects, as pertaining to broad mobile industry standards such as, for example, 3G, 4G and Wi-Fi. In doing this, we generally rely on the positions of the applicable standards-setting organizations in defining the relevant standards. However, the definitions may evolve or change over time, including after we have characterized certain transactions.
Business Activities
2015 Patent Licensing Activity
During third quarter 2015, we entered into a new patent license agreement with Sony (the "new Sony PLA"). In addition, we renewed our joint venture with Sony, Convida Wireless, to continue investments in the development of IoT technologies and expanded it to include development efforts in 5G technologies. The new Sony PLA covers the sale by Sony of covered products for the three-year period that commenced on December 1, 2015. In addition, the new Sony PLA covers Sony's covered product sales that occurred during certain prior periods and that were not covered under our prior agreement with Sony.
During fourth quarter 2015, we entered into a new worldwide, non-exclusive, royalty bearing patent license agreement with Kyocera. The agreement covers Kyocera's sale of certain cellular terminal unit products.
Customers Generating Revenues Exceeding 10% of Total 2015 Revenues
Pegatron Corporation ("Pegatron"), Samsung and Sony comprised approximately 31%, 16% and 14% of our total 2015 revenues, respectively.
In 2008, we entered into a patent license agreement with Pegatron (the “2008 Pegatron PLA”) that covers Pegatron and its affiliates. Under the terms of the 2008 Pegatron PLA, we granted Pegatron a non-exclusive, non-transferable, world-wide royalty-bearing license covering the sale of certain products designed to operate in accordance with 2G and 3G wireless standards ("Licensed Products"). In second quarter and fourth quarter 2013, we received arbitration awards in separate proceedings we initiated against Pegatron and Apple, respectively.  Taken together, these arbitration awards clarified that Pegatron owes us royalties on certain products it produces for Apple.  The Pegatron arbitration award confirmed that, to the extent that Pegatron manufactures Licensed Products for Apple that are not licensed under our 2007 patent license agreement with Apple (the "2007 Apple PLA"), those products are covered by the 2008 Pegatron PLA and are royalty bearing under that agreement.  Upon the expiration of the 2007 Apple PLA at the end of June 2014, Apple has become unlicensed as to all products that were covered under the agreement and therefore all Apple sales are unlicensed, except to the extent certain products are licensed under the terms of our license agreements with certain Apple suppliers, including Pegatron. In 2015, we recognized $137.9 million of revenue under the 2008 Pegatron PLA, all of which was associated with sales of Apple products. We are engaged in a legal dispute with Pegatron, a Taiwan-based company, regarding, among other things, the terms of the 2008 Pegatron PLA, and we are the subject of an investigation by the Taiwan Fair Trade Commission.  See Item 3, Legal Proceedings in this Form 10-K for a discussion of these matters.
In second quarter 2014, we entered into a patent license agreement with Samsung. The multi-year agreement also resolved all pending litigation between the companies. The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The agreement provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017 but has the potential to provide a license to

Samsung for a total of ten years, including 2013. During 2015, we recognized $69.0 million of revenue associated with this agreement.
As discussed above, during third quarter 2015, we entered into the new Sony PLA. Our prior fixed-fee patent license agreement with Sony, entered into in fourth quarter 2012, expired at the end of November 2015. During 2015, we recognized a total of $60.1 million of revenue associated with this prior agreement and the new Sony PLA, which included $21.8 million of past sales under the new Sony PLA.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe any party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may agree with such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them. This legal action has typically taken the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the United States International Trade Commission (“USITC” or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. Parties may bring administrative and/or judicial challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products. Parties may also allege that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer a license to that party on fair, reasonable and non-discriminatory terms and conditions, and may also file antitrust claims or regulatory complaints on that or other bases, and may seek damages or other relief based on such claims. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not essential. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of damages for past patent royalties, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the infringer from manufacturing, using and/or selling the infringing product.
Contractual Arbitration Proceedings
We and our customers, in the normal course of business, may have disagreements as to the rights and obligations of the parties under applicable agreements. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our license agreements typically provide for audit rights as well as private arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to arbitration might have the right to have the award reviewed in a court of competent jurisdiction. However, based on public policy favoring the use of arbitration, it is generally difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award converted into a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.
Competition
With respect to our technology development activities, we face competition from companies, including in-house development teams at other wireless device companies and semiconductor companies and wireless operators, developing other and similar technologies that are competitive with our solutions that we may market or set forth into the standards-setting arena.
Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for licensing relationships or sale transactions. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain licenses from multiple holders of intellectual property. In licensing our patent portfolio, we compete with other patent holders for a share of the royalties that certain licensees may argue to be the total royalty that is supported by a certain product or products, which may face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 3G, 4G and other wireless products. However, numerous companies also claim that they hold 3G, 4G and other wireless patents that are or may be essential or may become essential to cellular and other wireless standards. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate licensing fees or rates for essential patents. Similarly, potential purchasers of our patents often amass patent portfolios for defensive and/or cross-licensing purposes and could choose to acquire patent assets within the same general technology space from other patent holders.
Employees
As of December 31, 2015, we had approximately 330 employees. None of our employees are represented by a collective bargaining unit.
Geographic Concentrations
See Note 4, "Geographic/Customer Concentration," in the Notes to Condensed Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
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
Risks Related to Our Business
Potential patent and litigation reform legislation, potential USPTO and international patent rule changes, potential legislation affecting mechanisms for patent enforcement and available remedies, and potential changes to the intellectual property rights (“IPR”) policies of worldwide standards bodies, as well as rulings in legal proceedings may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies.
Similarly, legislation designed to reduce the jurisdiction and remedial authority of the USITC has periodically been introduced in Congress.  Any potential changes in the law, the IPR policies of standards bodies or other developments that reduce the number of forums available or the type of relief available in such forums (such as injunctive relief), restrict permissible licensing practices (such as our ability to license on a worldwide portfolio basis) or that otherwise cause us to seek alternative forums (such as arbitration or state court), would make it more difficult for us to enforce our patents, whether in adversarial proceedings or in negotiations.  Because we have historically depended on the availability of certain forms of legal process to enforce our patents and obtain fair and adequate compensation for our investments in research and development and the unauthorized use of our intellectual property, developments that undermine our ability to do so could have a negative impact on future licensing efforts.
Rulings in our legal proceedings as well as those of third parties may affect our strategies for patent prosecution, licensing and enforcement.  For example, in recent years, the United States International Trade Commission (the “USITC”) and U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patentees, including the Company. Decisions that occur in U.S. or in international forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction, and damages, in ways that are detrimental to the abilities of patentees to enforce patents and obtain damages awards.
We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.
Increased scrutiny by antitrust authorities may affect our strategies for patent prosecution, licensing and enforcement and may increase our costs of doing business and/or lead to monetary fines, penalties or other remedies or sanctions.
Domestic and foreign antitrust authorities have increased their scrutiny of the use of standards-essential patents in the mobile wireless industry, including the enforcement of such patents against competitors. Such scrutiny has resulted in, and may lead to additional, inquiries that may lead to enforcement actions against the Company and/or impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could result in monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition.
Royalty rates, or other terms, under our patent license agreements could be subject to determination through arbitration or other third party adjudications or regulatory proceedings, and arbitrators or other third party adjudicators or regulators could determine that our patent royalty rates should be at levels lower than our agreed or historical rates or otherwise make determinations resulting in less favorable terms and conditions under our patent license agreements.
Historically, the terms of our patent license agreements, including our royalty rates, have been reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Huawei pursuant to our December 2013 settlement agreement, to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) and it is also possible that courts or regulators could decide to set or otherwise determine the fair, reasonable and non-discriminatory (“FRAND”) consistency of such terms. Changes to or clarifications of our obligations to be prepared to offer licenses to standards-essential patents on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, certain of our current and prospective licensees have already instigated, and others could in the future instigate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators, such as China's National Development and Reform Commission and Taiwan's Fair Trade Commission, to set FRAND terms and conditions for, or determine the FRAND-consistency of current terms and conditions in, our patent license agreements. To the extent that our patent royalty rates for our patent license agreements are determined through arbitration or other third party adjudications or regulatory proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalty rates may be lower than our agreed or historical rates and could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which may have an adverse effect on our licensing business.
Challenges relating to our ability to enter into new license agreements could cause our revenue and cash flow to decline.
We face challenges in entering into new patent license agreements. One of the most significant challenges we face is that most potential licensees do not voluntarily seek to enter into license agreements with us before they commence manufacturing and/or selling devices that use our patented inventions. As a result, we must approach companies that are reluctant to take licenses and attempt to establish license agreements with them. The process of identifying potential users of our inventions and negotiating license agreements with reluctant prospective licensees requires significant time, effort and expense. Once discussions with unlicensed companies have commenced, we face the additional challenges imposed by the significant negotiation issues that arise from time to time. Given these challenges relating to our ability to enter into new license agreements, we cannot assure that all prospective licensees will be identified or, if they are identified, will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us, and, as a result, our revenue and cash flow could materially decline. The length of time required to negotiate a license agreement also leads to delays in the receipt of the associated revenue stream, which could also cause our revenue and cash flow to decline.

In addition, as discussed more fully above, we are currently operating in a challenging regulatory and judicial environment, which may, under certain circumstances, lead to delays in the negotiation of and entry into new patent license agreements. Also, as discussed below and in Item 3, Legal Proceedings, in this Form 10-K, we are also currently, and may in the future be, involved in legal proceedings with potential licensees, with whom we do not yet have a patent license agreement. Any such delays in the negotiation or entry into new patent license agreements and receipt of the associated revenue stream could cause our revenue and cash flow to decline.
Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline.
Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents. In some instances, certain of our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. We cannot assure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Moreover, third parties could attempt to circumvent certain of our patents through design changes. Any significant adverse finding as to the validity, infringement, enforceability or scope of our patents and/or any successful design-around of our patents could result in the loss of patent licensing revenue from existing licensees, through termination or modification of agreements or otherwise, and could substantially impair our ability to secure new patent licensing arrangements, either at all or on beneficial terms.
Our revenues are derived primarily from a limited number of licensees or customers.
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2015, Pegatron, Samsung and Sony accounted for approximately 31%, 16% and 14% of our total revenues, respectively. In the event that we are unable to renew one or more of such license agreements upon expiration, our future revenue and cash flow could be materially adversely affected. In addition, in the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. See Item 3, Legal Proceedings, in this Form 10-K for a description of our material legal proceedings. In addition, in the event that there is a material decrease in shipments of licensed products by one of our significant per-unit licensees, such as Pegatron (as a result of a change in the Apple supply chain or otherwise), our revenues from such licensee would significantly decline and our future revenue and cash flow could be materially adversely affected.
Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices.
While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we have faced, and could continue to face, counterclaims and other legal proceedings that challenge the essential nature of our patents, that our patents are invalid, unenforceable or not infringed or that we have not complied with certain commitments to standards-setting organizations (for example, that our royalty rates or other licensing terms and conditions are allegedly other than FRAND). Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as Inter Partes Review proceedings in the USPTO, which can lead to delays of our patent infringement actions as well as potential findings of invalidity.
Litigation may be also required to enforce our intellectual property rights, protect our trade secrets, enforce patent license and confidentiality agreements or determine the validity, enforceability and scope of proprietary rights of others.
Third parties could commence litigation against us seeking to invalidate our patents or obtain a determination that our patents are not infringed, are not essential, are invalid or are unenforceable. In addition, current and prospective licensees have initiated proceedings against us claiming, and others in the future may claim, that we have not complied with our FRAND commitments and/or engaged in anticompetitive licensing activities.
The cost of enforcing and defending our intellectual property and of defending our licensing practices has been and may continue to be significant. As a result, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.
Setbacks in defending our patent licensing practices could cause our cash flow and revenue to decline and could have an adverse effect on our licensing business.
Adverse decisions in litigation or regulatory actions relating to our licensing practices, including, but not limited to, findings that we have not complied with our FRAND commitments and/or engaged in anticompetitive licensing activities or that any of our license agreements are void or unenforceable, could have an adverse impact on our cash flow and revenue. Regulatory bodies may assess fines in the event of adverse findings, and in court or arbitration proceedings, an adverse decision could lead to a judgment requiring us to pay damages (including the possibility of treble damages for antitrust claims). In addition, to the extent that legal decisions find patent license agreements to be void or unenforceable in whole or in part, that could lead to a decrease in the revenue associated with and cash flow generated by such agreements. Finally, adverse legal decisions related to our licensing practices could have an adverse effect on our ability to enter into to license agreements, which, in turn, could cause our cash flow and revenue to decline.
Royalty rates could decrease for future license agreements due to downward product pricing pressures and competition over a finite pool of patent royalties.
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates. There is also increasing downward pricing pressure on certain wireless products, including handsets, that we believe implement our patented inventions, and some of our royalty rates are tied to the pricing of handsets. In addition, a number of other companies also claim to hold patents that are essential with respect to products for the cellular market. Demands by certain licensees to reduce royalties due to pricing pressure or the number of patent holders seeking royalties on their cellular technologies, could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future revenue and cash flow.
Our plans to broaden our patent-based revenue sources through enhanced intellectual property sourcing, joint ventures, and developing technology in new areas, such as in the IoT space, may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to broaden our patent-based revenue sources through targeted acquisitions, research partnerships, joint ventures and the continued development of new technologies, including relating to IoT. There is no guarantee that we will succeed in acquiring or developing technology and patents or partnering with inventors and research organizations to add new dimensions to our existing portfolio of intellectual property and potentially create new patent licensing programs. Also, our development activities may experience delays, which could reduce our opportunities for patent sales and licensing. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
We may engage in acquisitions or other strategic transactions or make investments that could result in significant changes, costs and/or management disruption and fail to enhance shareholder value.
We may acquire companies, businesses, technology and/or intellectual property, enter into joint ventures or other strategic transactions. In addition, we may make investments in other entities by purchasing minority equity interests or corporate bonds/notes in publicly traded or privately held companies. Acquisitions or strategic investments may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies. Most strategic investments entail a high degree of risk and may not become liquid for a period of time, if at all. In some cases, strategic investments may serve as consideration for a license in lieu of cash royalties. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We could make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.
Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired companies, businesses and/or assets in an efficient and effective manner. The integration of acquired companies or businesses may result in significant challenges, including, among others: successfully integrating new employees, technology and/or products; consolidating research and development operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. As a result, we may be unable to accomplish the integration smoothly or successfully. In addition, we cannot be certain that the integration of acquired companies, businesses, technology and/or intellectual property with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. In addition, any acquired company or business would be subject to its own risks that may or may not be the same as the risks already disclosed herein. We may not derive any commercial value from the acquired technology or intellectual property or from future technologies or products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by the indemnification protection we may obtain.
Our plans to expand our revenue sources through commercializing our market-ready technologies and developing new technology with commercial applicability may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to expand our revenue sources through the continued development, commercialization and licensing of technology projects. Our technology development activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, each of which could reduce our opportunities for technology sales and licensing. In addition, there could be fewer applications for our technology and products than we expect. The development of technology markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, and the availability of capital for, and the high cost of, infrastructure improvements. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts or delays or failures to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive. In addition, the commercialization of certain technologies could potentially lead to patent exhaustion or implied license issues that could limit our ability to derive licensing revenue from certain patents under our patent licensing program. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
Our investments in new commercial initiatives may not be successful or generate meaningful revenues.
We have invested, and may continue to invest, in new businesses focused on commercializing technology that we have developed, incubated internally and/or acquired. Commercial success depends on many factors, including the demand for the technology, the highly competitive markets for our technology products, regulatory issues associated with such technology products, and effective marketing and licensing or product sales. In addition, our new technology offerings may require robust ecosystems of customers and service providers that may fail to materialize. Further, the establishment and operation of these commercial initiatives requires significant support, including technical, legal and financial resources. It is possible that these commercial initiatives will not be successful and/or will not achieve meaningful revenues for a number of years, if at all. Further, we may attempt to develop technologies or services that we believe we would be able to sell or license commercially using inside or outside technical, legal and financial resources. If our new commercial initiatives are not successful, or are not successful in the timeframe we anticipate, we may incur significant costs, our business may not grow as anticipated and/or our reputation may be harmed. The commercialization of certain technologies could potentially lead to patent exhaustion or implied license issues that could limit our ability to derive licensing revenue from certain patents under our patent licensing program. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
Our strategy to diversify our patent-based revenue by pursuing alternative patent licensing arrangements and patent sales may not be successful.
There is no guarantee that we will succeed in our pursuit of select patent licensing arrangements or patent sales, and, if we are successful, there is no guarantee that the revenue and cash flow generated through such patent sales or alternative licensing arrangements (including trust arrangements) will be greater than the revenue and cash flow we would have generated if we had retained and licensed the patents ourselves. In addition, potential licensees may be reluctant to enter into new patent license agreements, and current licensees may be reluctant to renew their agreements, either at all or on terms acceptable to the Company, based on the fact that we have sold portions of our patent portfolio or the belief that we plan to sell or transfer some of the patents we are asking them to license.
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
Our revenue may be affected by the deployment of future-generation wireless standards in place of 3G and 4G technologies or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
Although we own an evolving portfolio of issued and pending patents related to 3G, 4G and 5G cellular technologies and non-cellular technologies, our patent portfolio licensing program for future-generation wireless standards may not be as successful in generating licensing income as our current licensing programs. Although we continue to participate in worldwide standards bodies and contribute our intellectual property to future-generation wireless standards, our technologies might not be adopted by the relevant standards, we may not be as successful in the licensing of future-generation products as we have been in licensing 3G and 4G products, or we may not achieve a level of royalty revenues on such products that is comparable to that which we have historically received on 3G and 4G products.
The licenses that we grant under our patent license agreements typically only cover products designed to operate in accordance with specified cellular technologies and that were manufactured or deployed or anticipated to be manufactured or deployed at the time of entry into the agreement. Also, we have patent license agreements with licensees that now offer for sale types of products that were not sold by such licensees at the time the patent license agreements were entered into and, thus, are not licensed by us. We do not derive patent licensing revenue from the sale of products by our licensees that are not covered by a patent license agreement. In order to grant a patent license for any such products, we will need to extend or modify our patent license agreements or enter into new license agreements with such licensees. We may not be able to extend or modify these license agreements, or enter into new license agreements, on financial terms acceptable to us, without affecting the other material terms and conditions of our license agreements with such licensees or at all. Further, such extensions, modifications or new license agreements may adversely affect our revenue on the sale of products covered by the license prior to any extension, modification or new license.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, licensing, engineering and other skills. The market for such talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in patents and in licensing and with significant engineering experience in cellular and air interface technologies. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation, arbitration or regulatory proceeding, by our ability to offer competitive cash and equity compensation and work environment conditions and by the geographic location of our various offices. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.
Our technologies may not be become patented, adopted by wireless standards or widely deployed.

We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G and beyond, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. If the technologies in which we invest do not become patented or are not adopted by the relevant standards or deployed in the mainstream markets, at all or at the rate or within time periods we expect, or if we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected.
Concentration and consolidation in the wireless communications industry could adversely affect our business.
There is some concentration among participants in the wireless communications industry, and the industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. For example, in 2015, Samsung, Apple and Huawei collectively accounted for more than 40% of worldwide shipments of 3G and 4G handsets. Any further concentration or sale within the wireless industry among handset providers and/or original design manufacturers ("ODMs") may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. In addition, acquisitions of or consolidation among ODMs could cause handset providers who outsource manufacturing to make supply chain changes, which in turn could result in the reduction, loss or elimination of existing royalty obligations (for example, if manufacturing is moved from an ODM with which we have a patent license agreement to an ODM with which we do not). Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
Changes to our tax assets or liabilities could have an adverse effect on our consolidated financial condition or results of operations.
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. With our January 1, 2007 adoption of the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2015 and 2014, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
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
We face competition from companies developing other and similar technologies that are competitive with our solutions that we may market or set forth into the standards-setting arena. Due to competing solutions, our solutions may not find a viable commercial marketplace or be adopted by the relevant standards. In addition, in licensing our patent portfolio, we may compete with other companies, many of whom also claim to hold essential patents, for a share of the royalties that certain licensees may argue to be the total royalty that is supported by a certain product or products. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain a license from multiple holders of intellectual property. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder.
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
From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB and the SEC may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, we could be required to apply new or revised guidance retroactively or apply existing guidance differently. For example, in May 2014, the FASB and International Accounting Standards Board issued revenue guidance, Revenue from Contracts with Customers, that, once adopted by the Company could significantly impact the timing of revenue recognition for new and existing contracts with licensees. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- New Accounting Guidance. This and other potential changes in reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
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
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 3, 2013 to February 17, 2016, the trading price of our common stock has ranged from a low of $26.25 per share to a high of $60.69 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
Our total indebtedness as of December 31, 2015 was approximately $546.0 million. This level of debt could have significant consequences on our future operations, including:

•
making it more difficult for us to meet our payment and other obligations under our 2.50% Senior Convertible Notes due 2016 (the "2016 Notes) and our 1.50% Senior Convertible Notes due 2020 (the "2020 Notes and, together with the 2016 Notes, the "Notes");

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
Our ability to meet our payment and other obligations under the Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the Notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes, and this default could cause us to be in default on any other currently existing or future outstanding indebtedness.
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
The convertible note hedge transactions and warrant transactions that we entered into in connection with the offering of the Notes may affect the value of the Notes and the market price of our common stock.
In connection with each offering of the Notes, we entered into convertible note hedge transactions with certain financial institutions (the “option counterparties”) and sold warrants to the option counterparties. These transactions will be accounted for as an adjustment to our stockholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants will have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.
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
In May 2008, the FASB, issued ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments, such as the Notes, that may be settled partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the fair value of the conversion option of the Notes be reported as a component of stockholders’ equity and included in the additional paid-in-capital on our consolidated balance sheet. The value of the conversion option of the Notes will be reported as discount to the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in King of Prussia, Pennsylvania, USA; Melville, New York, USA; San Diego, California, USA; and Montreal, Quebec, Canada. During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year. We expect to transfer the personnel and research and development activities currently performed in the King of Prussia, Pennsylvania, facility to a leased facility in Conshohocken, Pennsylvania, in second quarter 2016.
The following table sets forth information with respect to our principal properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Conshohocken, Pennsylvania	30,300	Administrative office and research space	October 2026*
King of Prussia, Pennsylvania	32,000	Administrative office and research space	May 2016*
Melville, New York	44,800	Administrative office and research space	February 2020
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Montreal, Quebec	17,300	Office and research space	June 2021
San Diego, California	11,800	Office and research space	April 2018
*     As discussed above, we expect to move from the King of Prussia, Pennsylvania, facility to the Conshohocken, Pennsylvania, facility in second quarter 2016.
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

ARBITRATIONS AND COURT PROCEEDINGS (OTHER THAN DE DISTRICT COURT ACTIONS RELATED TO USITC PROCEEDINGS)
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
On July 9, 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the “New York Proceeding”). On the same day, Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”).
On July 24, 2015, Huawei opposed InterDigital’s petition in the New York Proceeding and filed a motion to stay the New York Proceeding pending the Paris Proceeding. On August 14, 2015, InterDigital amended its petition in the New York Proceeding to take into account the issuance of the arbitration panel’s final award. A hearing in the New York Proceeding was held on February 16, 2016. On February 17, 2016, the judge notified the parties that he had rendered a decision on Huawei’s motion to stay the New York Proceeding, finding that the New York Proceeding should be stayed pending the Paris Proceeding, subject to a requirement that Huawei post suitable security, pursuant to Article VI of the New York Convention, in the amount of the final award, together with interest.  The stay is subject to revision should circumstances change, and InterDigital can renew its petition for an order confirming the award after the outcome of the Paris Proceeding is determined.
Huawei filed its brief seeking annulment in the Paris Proceeding on July 24, 2015. A hearing in the Paris Proceeding is scheduled for March 8, 2016.
To date, Huawei has not made any payments under the arbitration award. We will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectability is reasonably assured.

Huawei China Proceedings
On February 21, 2012, InterDigital was served with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China on December 5, 2011. The first complaint named as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, LLC (now InterDigital Communications, Inc.), and alleged that InterDigital had abused its dominant market position in the market for the licensing of essential patents owned by InterDigital by engaging in allegedly unlawful practices, including differentiated pricing, tying and refusal to deal. The second complaint named as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. and alleged that InterDigital had failed to negotiate on FRAND terms with Huawei. Huawei asked the court to determine the FRAND rate for licensing essential Chinese patents to Huawei and also sought compensation for its costs associated with this matter.
On February 4, 2013, the Shenzhen Intermediate People's Court issued rulings in the two proceedings. With respect to the first complaint, the court decided that InterDigital had violated the Chinese Anti-Monopoly Law by (i) making proposals for royalties from Huawei that the court believed were excessive, (ii) tying the licensing of essential patents to the licensing of non-essential patents, (iii) requesting as part of its licensing proposals that Huawei provide a grant-back of certain patent rights to InterDigital and (iv) commencing a USITC action against Huawei while still in discussions with Huawei for a license. Based on these findings, the court ordered InterDigital to cease the alleged excessive pricing and alleged improper bundling of InterDigital's Chinese essential and non-essential patents, and to pay Huawei 20.0 million RMB (approximately $3.2 million) in damages related to attorneys’ fees and other charges, without disclosing a factual basis for its determination of damages. The court dismissed Huawei's remaining allegations, including Huawei's claim that InterDigital improperly sought a worldwide license and improperly sought to bundle the licensing of essential patents on multiple generations of technologies. With respect to the second complaint, the court determined that, despite the fact that the FRAND requirement originates from ETSI's Intellectual Property Rights policy, which refers to French law, InterDigital's license offers to Huawei should be evaluated under Chinese law. Under Chinese law, the court concluded that the offers did not comply with FRAND. The court further ruled that the royalties to be paid by Huawei for InterDigital's 2G, 3G and 4G essential Chinese patents under Chinese law should not exceed 0.019% of the actual sales price of each Huawei product.
On March 11, 2013, InterDigital filed notices of appeal with respect to the judgments in both proceedings, seeking reversal of the court’s February 4, 2013 rulings. On October 16, 2013, the Guangdong Province High Court issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the second proceeding, and on October 21, 2013, issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the first proceeding.
InterDigital believes that the decisions are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating InterDigital’s lump-sum patent license agreement with Apple in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA-800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, including with respect to InterDigital’s now-expired license agreement with Apple, which had been found in an arbitration between InterDigital and Apple to be limited in scope.
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

ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.1 million based on the exchange rate as of December 31, 2015), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.4 million based on the exchange rate as of December 31, 2015). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
LG Arbitration
On March 19, 2012, LG Electronics, Inc. filed a demand for arbitration against the Company’s wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Communications, LLC (now InterDigital Communications, Inc.) with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”), initiating an arbitration in Washington, D.C. LG sought a declaration that it held a continuing license to certain technology owned by InterDigital under the parties’ patent license agreement dated January 1, 2006 (the “2006 LG PLA”). On April 18, 2012, InterDigital filed an Answering Statement objecting to the jurisdiction of the ICDR on the ground that LG’s claims are not arbitrable, and denying all claims made by LG in its demand for arbitration. The issue of whether LG’s claim to arbitrability is wholly groundless was appealed to the Federal Circuit. On June 7, 2013, the Federal Circuit issued an opinion holding that the USITC erred in terminating USITC Proceeding (337-TA-800) as to LG because “there is no plausible argument that the parties’ dispute in this case arose under their patent license agreement” and finding that “LG’s assertion of arbitrability was ‘wholly groundless.’” The Federal Circuit reversed the USITC’s order terminating the USITC proceeding as to LG and remanded to the USITC for further proceedings.
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
On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The arbitration tribunal held an evidentiary hearing on July 20-22, 2015 and a supplemental oral argument on October 19, 2015. On December 29, 2015, the arbitration tribunal issued its final award. Rejecting LG’s arguments, the arbitration tribunal found that LG’s license with respect to 3G products under the 2006 LG PLA had terminated as of December 31, 2010, at the expiration of the 2006 LG PLA’s five-year term, and that only LG’s paid-up license with respect to 2G-only products survived the expiration of the term. On February 5, 2016, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award.

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
On June 5, 2015 InterDigital filed an Arbitration Demand with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”) seeking declaratory relief denying all of the claims in Pegatron’s Taiwan Action and for breach of contract. On or about June 10, 2015, InterDigital filed a complaint in the United States District Court for the Northern District of California, San Jose Division (the “CA Northern District Court”) seeking a Temporary Restraining Order, Preliminary Injunction, and Permanent Anti-suit Injunction against Pegatron prohibiting Pegatron from prosecuting the Pegatron Taiwan Action. The complaint also seeks specific performance by Pegatron of the dispute resolution procedures set forth in the Pegatron PLA and compelling arbitration of the disputes in the Pegatron Taiwan Action. On June 29, 2015, the court granted InterDigital’s motion for a temporary restraining order and preliminary injunction requiring Pegatron to take immediate steps to dismiss the Taiwan Action without prejudice. On July 1, 2015, InterDigital was informed that Pegatron had withdrawn its complaint in the Taiwan Intellectual Property Court and that the case had been dismissed without prejudice.
On August 3, 2015, Pegatron filed an answer and counterclaims to InterDigital’s CA Northern District Court complaint. Pegatron accused InterDigital of violating multiple sections of the Taiwan Fair Trade Act, violating Section Two of the Sherman Act, breaching ETSI, IEEE, and ITU contracts, promissory estoppel (pled in the alternative), violating Section 17200 of the California Business & Professions Code, and violating the Delaware Consumer Fraud Act. These counterclaims stem from Pegatron’s accusation that InterDigital violated FRAND obligations. As relief, Pegatron seeks a declaration regarding the appropriate FRAND terms and conditions for InterDigital’s “declared essential patents,” a declaration that InterDigital’s standard essential patents are unenforceable due to patent misuse, an order requiring InterDigital to grant Pegatron a license on FRAND terms, an order enjoining InterDigital’s alleged ongoing breaches of its FRAND commitments, and damages in the amount of allegedly excess non-FRAND royalties Pegatron has paid to InterDigital, plus interest and treble damages. On August 7, 2015, Pegatron responded to InterDigital’s arbitration demand, disputing the arbitrability of Pegatron’s claims. On September 24, 2015, InterDigital moved to compel arbitration and dismiss Pegatron’s counterclaims or, in the alternative, stay the counterclaims pending the parties’ arbitration. Pegatron’s opposition to this motion was filed on October 22, 2015, and InterDigital’s reply was filed on November 12, 2015. On January 20, 2016, the court granted InterDigital’s motion to compel arbitration of Pegatron’s counterclaims and to stay the counterclaims pending the arbitrators’ determination of their arbitrability. On January 27, 2016, the parties stipulated to stay all remaining aspects of the CA Northern District case pending such an arbitrability determination. On the same day, the court granted the stay and administratively closed the case.
Microsoft Sherman Act Delaware Proceedings

On August 20, 2015, Microsoft Mobile, Inc. and MMO (collectively “Microsoft”) filed a complaint in the United States District Court for the District of Delaware against InterDigital, Inc., InterDigital Communications, Inc., InterDigital Technology Corporation, InterDigital Patent Holdings, Inc., InterDigital Holdings, Inc., and IPR Licensing, Inc. The complaint alleges that InterDigital has monopolized relevant markets for 3G and 4G cellular technology in violation of Section 2 of the Sherman Act. As relief, Microsoft seeks declaratory judgments that InterDigital has violated Section 2 of the Sherman Act, that “each of InterDigital’s U.S. patents declared by it to be Essential” to the 3G and 4G standards is unenforceable, and that all agreements InterDigital has entered into in furtherance of its alleged unlawful conduct are void. Microsoft also seeks an award of treble damages and the following injunctive relief: requiring InterDigital to grant Microsoft a non-confidential license to its U.S. standards essential patents (“SEPs”) on FRAND terms as determined by a court, requiring InterDigital to disclose to Microsoft the terms of its other SEP licenses, preventing InterDigital from enforcing any exclusion orders it might receive with respect to its SEPs, and requiring InterDigital to re-assign any declared SEPs that it has assigned to controlled entities.

On November 4, 2015, InterDigital filed a motion to dismiss and to strike Microsoft’s complaint. InterDigital asserts that Microsoft failed to (i) state a Sherman Act claim, (ii) adequately allege the essential elements of monopoly power and exclusionary conduct, (iii) plead its fraud claims with specificity, and (iv) plead any cognizable antitrust injury. InterDigital also claimed that Microsoft’s complaint is barred by the Noerr-Pennington doctrine and that the court should strike Microsoft’s improper prayers for relief and damages arising prior to the applicable statute of limitations. A hearing on this motion is scheduled for March 1, 2016.
REGULATORY PROCEEDINGS
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
USITC PROCEEDINGS AND RELATED DELAWARE DISTRICT COURT PROCEEDINGS
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
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes (see "Huawei Arbitration" below).  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a fair, reasonable and non-discriminatory (“FRAND”) rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed below under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. As a result, effective February 12, 2014, the Huawei Respondents were terminated from the 337-TA-868 investigation.
From February 10 to February 20, 2014, ALJ Essex presided over the evidentiary hearing in this investigation. The patents in issue in this investigation as of the hearing were U.S. Patent Nos. 7,190,966 (the “’966 patent”) and 7,286,847 (the “’847 patent”) asserted against ZTE and Samsung, and U.S. Patent No. 7,941,151 (the “’151 patent”) asserted against ZTE, Samsung and Nokia.
On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014.
On June 13, 2014, the ALJ issued an Initial Determination (“ID”) in the 337-TA-868 investigation. In the ID, the ALJ found that no violation of Section 337 had occurred in connection with the importation of 3G/4G devices by ZTE or Nokia, on the basis that the accused devices do not infringe asserted claims 1-6, 8-9, 16-21 or 23-24 of the ’151 patent, claims 1, 3, 6, 8, 9, or 11 of the ’966 patent, or claims 3 or 5 of the ’847 patent. The ALJ also found that claim 16 of the ’151 patent was invalid as indefinite. Among other determinations, the ALJ further determined that InterDigital did not violate any FRAND obligations, a conclusion also reached by the ALJ in the 337-TA-800 investigation, and that Respondents have engaged in patent “hold out.”
On June 30, 2014, InterDigital filed a Petition for Review with the USITC seeking review and reversal of certain of the ALJ’s conclusions in the ID. On the same day, Respondents filed a Conditional Petition for Review urging alternative grounds for affirmance of the ID’s finding that Section 337 was not violated and a Conditional Petition for Review with respect to FRAND issues.
In June 2014, Microsoft Mobile Oy (“MMO”) was added as a respondent in the investigation.
On August 14, 2014, the Commission determined to review in part the June 13, 2014 ID but terminated the investigation with a finding of no violation.
On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing certain of the adverse determinations in the Commission’s August 8, 2014 final determination including those related to the ’966 and ’847 patents. On June 2, 2015, InterDigital moved to voluntarily dismiss the Federal Circuit appeal, because, even if it were to prevail, it did not believe there would be sufficient time following the court’s decision and mandate for the USITC to complete its proceedings on remand such that the accused products would be excluded before the ’966 and ’847 patents expire in June 2016. The court granted the motion and dismissed the appeal on June 18, 2015.
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

On August 28, 2014, the court granted in part a motion by InterDigital for summary judgment that the asserted ’151 patent is not unenforceable by reason of inequitable conduct, holding that only one of the references forming the basis of defendants’ allegations would remain in issue, and granted a motion by InterDigital for summary judgment that the asserted claims of the ’966 and ’847 patents are not invalid for lack of enablement.
On August 5, 2014, InterDigital and Samsung filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice.
By order dated August 28, 2014, MMO was joined in the case as a defendant.
The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent was required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The court issued formal judgment to this effect on October 29, 2014.
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
On May 5, 2015, the court scheduled the Nokia Inc./MMO jury trial addressing infringement of the ’244 patent for November 16, 2015. On May 29, 2015, the court entered a new scheduling order for damages and FRAND-related issues due to changes in the schedule of the liability portion of the MMO proceedings, scheduling trials related to damages and FRAND-related issues for October 2016 with ZTE and November 2016 with MMO.
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the U.S. Court of Appeals for the Federal Circuit seeking review of the PTAB’s decision. The appeals are pending. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November 2015 and November 2016 trials concerning infringement of the ‘244 patent and damages and FRAND-related issues, respectively, pending completion of the IPR, including all appeals and subsequent proceedings before the PTAB. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.
On May 12, 2015, Nokia/MMO moved for summary judgment of non-infringement of the ’244 patent, alleging that the accused devices do not practice a particular claim element of the ’244 patent. On June 2, 2015, InterDigital opposed Nokia/MMO’s motion, and filed a cross-motion for partial summary judgment that the accused devices infringe the claim element at issue in Nokia/MMO’s motion for summary judgment. On October 13, 2015, the Delaware District Court denied the pending summary judgment cross-motions without prejudice in light of the stay discussed above, indicating that the motions could be considered refiled if and when the stay is lifted if either party requests it.
On December 21, 2015, the court entered another scheduling order that vacated the October 2016 date for the ZTE trial related to damages and FRAND-related issues as set forth in the May 2015 scheduling order. The parties will discuss a new schedule for the ZTE FRAND-related issues in a joint status report in March 2016.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

USITC Proceeding (337-TA-800)
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. filed a complaint with the USITC against Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-800 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G wireless devices (including WCDMA- and cdma2000-capable mobile phones, USB sticks, mobile hotspots and tablets and components of such devices) that infringe several of InterDigital's U.S. patents. The action also extended to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC sought an exclusion order that would bar from entry into the United States any infringing 3G wireless devices (and components) that are imported by or on behalf of the 337-TA-800 Respondents, and also sought a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. In May 2012, Huawei Device USA, Inc. was added as a 337-TA-800 Respondent.
The ALJ held an evidentiary hearing from February 12-21, 2013. The patents in issue as of the hearing were U.S. Patent Nos. 8,009,636 (the “’636 patent”), 7,706, 830 (the “’830 patent”), 7,502,406 (the “’406 patent”), 7,616,970 (the “’970 patent”), 7,706,332 (the "‘332 patent"), 7,536,013 (the "‘013 patent") and 7,970,127 (the "‘127 patent"). The ALJ’s Initial Determination (“ID”) issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Among other determinations, with respect to the 337-TA-800 Respondents’ FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital’s licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 16, 2016.
On January 14, 2014, InterDigital and Huawei filed a stipulation of dismissal of their disputes in this action on account of the confidential settlement agreement mentioned above. On the same day, the Delaware District Court granted the stipulation of dismissal.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
USITC Proceeding (337-TA-613)

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
On November 30, 2009, InterDigital filed with the Federal Circuit a petition for review of certain rulings by the USITC. In its appeal, InterDigital sought reversal of the Commission's claim constructions and non-infringement findings with respect to certain claim terms in the ’966 and ’847 patents, vacatur of the Commission's determination of no Section 337 violation and a remand for further proceedings before the Commission. On August 1, 2012, the Federal Circuit issued its decision in the appeal, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On September 17, 2012, Nokia filed a combined petition for rehearing by the panel or en banc with the Federal Circuit. On January 10, 2013, the Federal Circuit denied Nokia's petition.
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
In June 2014, MMO was added as a respondent in the investigation.
The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. On April 27, 2015, the ALJ issued his Remand Initial Determination (“RID”). The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, that there was no evidence of patent hold-up by InterDigital, that there is evidence of reverse hold-up by the respondents, and that the public interest does not preclude issuance of an exclusion order.
On May 11, 2015, Nokia Corporation and MMO each filed petitions to the Commission to review the RID. On June 25, 2015, the Commission issued a notice of its decision to review the RID in part. The Commission determined to review the RID’s findings concerning the application of the Commission’s prior construction of one claim limitation in Investigation Nos. 337-TA-800 and 337-TA-868, the RID’s findings as to whether the accused products satisfy that claim limitation, and the RID’s public interest findings. The Commission issued its final determination on August 28, 2015, finding that issue preclusion applied with respect to the construction of the claim limitations at issue, and issue preclusion also required a finding of non-infringement. The Commission determined there was no violation of Section 337 and terminated the 337-TA-613 investigation. The Commission found that consideration of the public interest issues was moot and did not address them.
Related Delaware District Court Proceeding
In addition, in August 2007, on the same date as the filing of USITC Proceeding (337-TA-613), InterDigital also filed a complaint in the Delaware District Court alleging that Nokia's 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC complaint. The complaint seeks a permanent injunction and damages in an amount to be determined. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action.
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
On November 24, 2015, InterDigital and Nokia voluntarily dismissed this case without prejudice to either party.
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
On November 24, 2015, InterDigital and Nokia jointly withdrew from this arbitration without prejudice to either party.

OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual as of December 31, 2015.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The NASDAQ Stock Market (“NASDAQ”) is the principal market for our common stock, which is traded under the symbol "IDCC." The following table sets forth the high and low sales prices of our common stock for each quarterly period in 2015 and 2014, as reported by NASDAQ.

2015	High	Low
First quarter	$56.27	$47.76
Second quarter	60.69	49.57
Third quarter	57.77	44.28
Fourth quarter	54.95	46.78

2014	High	Low
First quarter	$33.60	$26.25
Second quarter	49.10	31.45
Third quarter	48.93	39.40
Fourth quarter	54.90	38.64
Holders
As of February 16, 2016, there were 657 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2015 and 2014 were as follows (in thousands, except per share data):

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
Fourth quarter	0.20	7,068	28,726
	$0.80	$28,726

2014
First quarter	$0.10	$3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
Fourth quarter	0.20	7,500	27,153
	$0.70	$27,153
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

Performance Graph
The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2010 and that all dividends were re-invested. Such returns are based on historical results and are not intended to suggest future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among InterDigital, Inc., the NASDAQ Composite Index and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
InterDigital, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	12/10	12/11	12/12	12/13	12/14	12/15
InterDigital, Inc.	100.00	105.78	104.41	75.51	137.59	129.53
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Telecommunications	100.00	89.84	91.94	128.06	133.34	128.91

The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2015.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2015 - October 31, 2015	147,000	$50.03	147,000	$150,965,564
November 1, 2015 - November 30, 2015	—	$—	—	$150,965,564
December 1, 2015 - December 31, 2015	—	$—	—	$150,965,564
Total	147,000	$50.03	147,000	$150,965,564

(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to our $400.0 million share repurchase program (the “2014 Repurchase Program"), $300 million of which was authorized by the Company's Board of Directors on June 11, 2014 and announced on June 12, 2014 and $100 million of which was authorized by the Company's Board of Directors and announced on June 11, 2015. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.
In addition, from January 1, 2016 through February 17, 2016, we repurchased 0.6 million shares at a cost of $24.7 million under the 2014 Repurchase Program.

Item 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information contained in this Form 10-K.

	2015	2014	2013	2012	2011
	(in thousands except per share data)
Consolidated statements of operations data:
Revenues (a)	$441,435	$415,821	$325,361	$663,063	$301,742
Income from operations (b)	$208,549	$168,960	$84,756	$419,030	$134,757
Income tax provision (c)	$(64,621)	$(52,108)	$(25,836)	$(136,830)	$(35,140)
Net income applicable to InterDigital, Inc. common shareholders	$119,225	$104,342	$38,165	$271,804	$89,468
Net income per common share — basic	$3.31	$2.65	$0.93	$6.31	$1.97
Net income per common share — diluted	$3.27	$2.62	$0.92	$6.26	$1.94
Weighted average number of common shares outstanding — basic	36,048	39,420	41,115	43,070	45,411
Weighted average number of common shares outstanding — diluted	36,463	39,879	41,424	43,396	46,014
Cash dividends declared per common share (d)	$0.80	$0.70	$0.40	$1.90	$0.40
Consolidated balance sheets data:
Cash and cash equivalents	$510,207	$428,567	$497,714	$349,843	$342,211
Short-term investments	423,501	275,361	200,737	227,436	335,783
Working capital	610,994	582,688	703,576	603,134	540,441
Total assets	1,474,485	1,192,962	1,110,251	1,052,374	991,430
Total debt	486,769	216,206	205,881	196,156	187,171
Total InterDigital, Inc. shareholders’ equity	510,519	468,328	528,650	518,705	471,682
Noncontrolling interest	11,376	7,349	5,170	—	—
Total shareholders’ equity	$521,895	$475,677	$533,820	$518,705	$471,682

(a)
In 2015, our revenues included $65.8 million in past sales primarily related to new patent license and settlement agreements. In 2014, our revenues included $125.0 million in past sales primarily related to new patent license agreements. In 2013, our revenues included $127.0 million of past sales primarily related to arbitration awards. In 2012, our revenues included $384 million associated with patent sales.

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
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2015, InterDigital's wholly owned subsidiaries held a portfolio of approximately 20,400 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patent applications that we believe may become essential to 5G standards that are under development. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select patent acquisitions. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; and components, dongles and modules for wireless devices.
InterDigital derives revenues primarily from patent licensing and sales, technology solutions licensing and sales and engineering services. In 2015, 2014, and 2013, our total revenues were $441.4 million, $415.8 million and $325.4 million, respectively. Our recurring revenues in 2015, 2014, and 2013 were $372.8 million, $288.8 million and $198.3 million, respectively.
In 2015, the amortization of fixed-fee royalty payments accounted for approximately 35% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue is variable in nature due to the per-unit structure of the related license agreements. Approximately 79% of this per-unit, variable portion for 2015 related to sales by our collection of Taiwanese licensees, the majority of which revenue was derived from the sale of Apple products.
Revenue
Recurring revenue in 2015 of $372.8 million increased 29% from the prior year. This $84.0 million year-over-year increase in recurring revenue was primarily driven by an increase in per-unit royalties driven by increased shipments by Pegatron, as well as an increase in fixed-fee revenues. The increase in fixed-fee revenues was primarily attributable to a full year of revenue amortization for new agreements signed in 2014, which was partially offset by the absence of revenue from patent license agreements that expired during 2014.
Additionally, during 2015, we recognized $68.7 million of past sales revenue, primarily attributable to the new patent license agreements and settlement agreements discussed below, as compared to $125.0 million recognized in 2014. The 2014 past sales amount was primarily attributable to revenue recognized as a result of new patent license agreements.
Refer to "Results of Operations -- 2015 Compared with 2014" for further discussion of our 2015 revenue.
New Agreements and Settlements
During second quarter 2015, we entered into a settlement agreement with Arima Communications Corporation ("Arima"). The agreement maintains the existing patent license agreement and resolves all pending payment disputes between the companies. In addition, the agreement resulted in the dismissal of all current litigations and arbitrations between the companies in all jurisdictions. We recognized $27.2 million of past patent royalties related to this settlement.
During third quarter 2015, we entered into a new patent license agreement with Sony (the "new Sony PLA"). In addition, we renewed our joint venture with Sony, Convida Wireless, to continue investments in the development of IoT technologies and expanded it to include development efforts in 5G technologies. As discussed more fully in Note 14, "Variable Interest Entities," Convida Wireless is a variable interest entity and is consolidated within our financial statements.
Our agreement with Sony is a multiple-element arrangement for accounting purposes, which includes, among other elements, the new Sony PLA. The new Sony PLA covers the sale by Sony of covered products for the three-year period that commenced on December 1, 2015. In addition, the new Sony PLA covers Sony's covered product sales that occurred during certain prior periods and that were not covered under our prior agreement with Sony. We recognized past sales of $21.8 million from this agreement in third quarter 2015, and are recognizing future revenue from the new Sony PLA on a straight-line basis over its term. A portion of the consideration received was in the form of patents. Refer to Note 2, " Summary of Significant Accounting Policies ," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
During fourth quarter 2015, we entered into a new worldwide, non-exclusive, royalty bearing patent license agreement with Kyocera. Our agreement with Kyocera is a multiple-element arrangement for accounting purposes. The agreement covers Kyocera's sale of certain cellular terminal unit products. We recognized $16.4 million of past patent royalties related to this settlement during fourth quarter 2015. A portion of the consideration received was in the form of patents. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
Additionally, during fourth quarter 2015, we entered into a settlement agreement with a technology solutions customer. The agreement resolves all pending payment disputes between the parties. We recognized $2.8 million of past technology solutions revenue, $1.8 million of interest income, a $0.5 million reversal of a bad debt reserve and $0.4 million of contra-expenses related to this settlement.
Huawei Arbitration
In December 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. Pursuant to their agreement, InterDigital and Huawei initiated an arbitration in April 2014 jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. An arbitration hearing was held in January 2015, and the arbitration panel delivered a confidential partial award in May 2015 and a confidential final award in July 2015. In July 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the “New York Proceeding”), and Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”). Huawei also filed a motion to stay the New York Proceeding pending the Paris Proceeding. A hearing in the New York Proceeding was held on February 16, 2016. On February 17, 2016, the judge notified the parties that he had rendered a decision on Huawei’s motion to stay the New York Proceeding, finding that the New York Proceeding should be stayed pending the Paris Proceeding, subject to a requirement that Huawei post suitable security, pursuant to Article VI of the New York Convention, in the amount of the final award, together with interest.  The stay is subject to revision should circumstances change, and InterDigital can renew its petition for an order confirming the award after the outcome of the Paris Proceeding is determined. A hearing is scheduled in the Paris Proceeding for March 2016.
To date, Huawei has not made any payments under the arbitration award. We will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectability is reasonably assured.
Please see Part I, Item 3, of this Form 10-K for a fuller discussion of these proceedings.
Expiration of Patent License Agreements
Our patent license agreements with a number of licensees are scheduled to expire during 2016. Collectively, these agreements accounted for $19.7 million, or approximately 4%, of our total revenue in 2015. Individually, none of these agreements accounted for more than 2% of our total revenue in 2015.
Subsequent Event
We anticipate a severance charge in the range of $1.5 million to $2.0 million during first quarter 2016 related to ongoing efforts to optimize our cost structure.
Cash and Short-Term Investments
At December 31, 2015, we had $933.7 million of cash and short-term investments and up to an additional $472.3 million of payments due under signed agreements, including $53.9 million recorded in accounts receivable that is due within twelve months of the balance sheet date. A substantial portion of our cash and short-term investments relates to fixed and prepaid royalty payments we have received that relate to future sales of our licensees’ products. As a result, our future cash receipts from existing licenses subject to fixed and prepaid royalties will be lower than if the royalty payments were structured to coincide with the underlying sales. During 2015, we recorded $408.0 million of cash receipts related to patent licensing and technology solutions agreements as follows (in thousands):

Cash In
Current royalties	$223,270
Fixed-fee royalty payments	135,027
Past per-unit patent royalties	24,766
Prepaid royalties	13,460
Technology solutions	7,145
Past technology solutions	3,300
Past fixed royalty payments	1,057
$408,025
Approximately $212.9 million of our $395.3 million deferred revenue balance relates to fixed-fee royalty payments that are scheduled to amortize as follows (in thousands):

2016	$106,229
2017	98,881
2018	3,909
2019	1,392
2020	1,392
Thereafter	1,068
$212,871
The remaining $182.4 million of deferred revenue primarily relates to prepaid royalties that will be recorded as revenue as our licensees report their sales of covered products.
Repurchase of Common Stock
In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100 million to $200 million (the "2012 Repurchase Program"). Of the $200 million authorized under the 2012 Repurchase Program, $106.8 million was utilized prior to the termination of the program in June 2014. In June 2014, our Board of Directors authorized a new share repurchase program, which was expanded in June 2015 to increase the amount of the program from $300 million to $400 million (the “2014 Repurchase Program"). We may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2012 Repurchase Program and the 2014 Repurchase Program, in thousands.

	2012 Repurchase Program		2014 Repurchase Program		Total Both Programs
	# of Shares	Value	# of Shares	Value	# of Shares	Value
2015	—	$—	1,836	$96,410	1,836	$96,410
2014	—	—	3,554	152,625	3,554	152,625
2013	917	29,135	—	—	917	29,135
Prior to 2013	2,552	77,694	—	—	2,552	77,694
Total	3,469	$106,829	5,390	$249,035	8,859	$355,864
In addition, from January 1, 2016 through February 17, 2016, we repurchased 0.6 million shares at a cost of $24.7 million under the 2014 Repurchase Program.
Intellectual Property Rights Enforcement
If we believe any party is required to license our patents in order to manufacture and sell certain products and such party refuses to do so, we may agree with such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them to enforce our patent rights. This legal action typically takes the form of a patent infringement lawsuit or an administrative proceeding. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements between the parties with respect to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation.
In 2015, our intellectual property enforcement costs decreased to $31.8 million from $52.1 million and $75.0 million in 2014 and 2013, respectively. This represented 26% of our 2015 total patent administration and licensing costs of $120.4 million. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Comparability of Financial Results
When comparing 2015 financial results against the financial results of other periods, the following items should be taken into consideration:

•	Our 2015 revenue includes:

•	$65.8 million of past sales primarily related to the new patent license and settlement agreements; and

•	$2.9 million of past technology solutions revenue primarily related to the settlement with a technology solutions customer discussed above.

•	Our 2015 operating expenses include:

•	$8.0 million of expense to increase accrual rates for some of our incentive compensation plans; and

•	$0.9 million of contra-expenses associated with the reversal of a bad debt reserve and reimbursement of legal fees related to the settlement with a technology solutions customer discussed above.

•	Our 2015 other expense includes:

•	$1.8 million of interest income related to the settlement with a technology solutions customer discussed above.

•	Our 2015 income tax provision includes:

•	an approximately $2.1 million net tax benefit, primarily attributable to available U.S. federal research and development tax credits.
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
Licensees that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is very limited. When a licensee is required to gross-up their royalty payment to cover applicable foreign withholding tax requirements, the additional consideration is recorded as revenue.
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
Patent Sales
During 2012, we expanded our business strategy of monetizing our intellectual property to include the sale of select patent assets. As patent sales executed under this strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue. We will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
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
Multiple Element Arrangements
During 2015, we signed three agreements that were considered multiple-element arrangements for accounting purposes. In accordance with our revenue recognition policy, we identified each element of the arrangement, estimated its relative fair value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
The impact that a five percent change to the allocation of past patent royalties under these three agreements would have had on 2015 revenue is summarized in the following table (in thousands):

	Change in estimate
Allocation to past patent royalties	+5%	-%5
Change in Revenue	$6,330	$(6,330)
Revenue from Non-financial Sources

During 2015, 2014, and 2013, our patent licensing royalties were derived from patent license agreements ("PLAs") with 24, 25, and 21 independent licensees, respectively. During 2015, 2014 and 2013, we recognized revenue from four PLAs, two PLAs and one PLA, respectively, for which patents comprised less than one-third of the total consideration paid or due to us under those agreements. In addition, during 2015 and 2014, we recognized revenue from one PLA that was executed in 2014 in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid or due to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA. During 2015, 2014, and 2013, approximately 5%, 7%, and 3%, respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions. We estimated the fair value of the patents in the above transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to this transaction. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, assumed royalty rates, sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction. The impact that a five percent change in the estimated value of the patents would have had on 2015 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands):

	Change in estimate
Value of patents acquired in connection with PLAs	+5%	-%5
Revenue	$1,105	$(1,105)
Less: Patent amortization	493	(493)
Pre-tax income	$612	$(612)
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
The aggregate amount of performance compensation expense we record in a period, under both short-term and long-term performance compensation programs, requires the input of subjective assumptions and is a function of our estimated progress toward performance compensation goals at the beginning of the period, and our estimated progress or final assessment of progress toward performance compensation goals at the end of the period. Our estimated progress toward goals under performance equity grants is based on meeting a minimum confidence level in accordance with accounting rules for share-based compensation. Achievement rates can vary by performance cycle and from period to period, resulting in variability in our compensation expense.
If we had accrued all performance compensation cost throughout 2015 on the assumption that all plans would be paid out at 100%, we would have recorded $5.6 million less in compensation expense in 2015 than we actually recorded. There are two LTCP cycles that will carry over into 2016, for which if we record the performance-based incentive components at current accrual rates during 2016, we estimate that we will record $4.9 million in incentive-based compensation for those cycles in 2016.
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
The below table summarizes our performance-based and other share-based compensation expense for 2015, 2014 and 2013, in thousands:

	2015		2014		2013
Short-term incentive compensation	$19,098		$20,404		$10,550
Time-based awards (d)	7,874		6,734		4,641
Performance-based awards (d)	5,340	(a)	8,947	(b)	7,260	(c)
Other share-based compensation	2,090		2,814		4,039
Total performance-based and other share-based compensation expense	$34,402		$38,899		$26,490

(a) Included in 2015 is a charge of $1.1 million to increase the accrual rates under our LTCP driven by the Company's success toward achieving goals for the related cycles.
(b) Included in 2014 is a charge of $4.8 million to increase the accrual rates under our LTCP driven by the Company's success toward achieving goals for the related cycles.
(c) Included in 2013 is a charge of $6.5 million to increase the accrual rates under our LTCP driven by the Company's success toward achieving goals for the related cycles.
(d) A portion of the 2015 expense relates to cash awards. All expense for 2014 and 2013 relates to equity awards.
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
Between 2006 and 2015, we paid approximately $295.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $195.3 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the

U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.
During 2015, we estimated a research and development credit for the 2015 period that resulted in an approximately $2.1 million tax benefit net of any unrecognized tax benefits. During 2014, we completed the research and development credit studies for the periods from 2010 to 2013 and amended our United States federal income tax returns for the periods from 2010 through 2012 to claim the research and development credit for those periods. After all periods were amended and the 2013 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the tax credits in the amount of $5.7 million. Additionally, in 2014, we recognized a benefit after consideration of any unrecognized tax benefits of $0.9 million for the estimated research and development credit for 2014. In addition, in 2014, we recorded $0.7 million of unrecognized tax benefits related to other matters.
New Accounting Guidance
Accounting Standards Update: Balance Sheet Classification of Deferred Taxes
In November 2015, as part of their simplification initiative, the FASB issued amendments to guidance for reporting deferred taxes. According to the revised standard, an entity will be required to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Under current guidance, entities separate deferred tax assets and deferred tax liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting. The guidance is effective for interim and annual periods beginning on or after December 15, 2016 but early adoption is permitted. We elected to early adopt this guidance effective fourth quarter 2015, and we retrospectively applied the change within our Consolidated Balance Sheets included in this Annual Report on Form 10-K. The impact of this change to our December 31, 2014 Consolidated Balance Sheet was a reduction of $54.0 million to current deferred tax assets and a corresponding increase of $54.0 million to noncurrent deferred tax assets.  See Note 2, Summary of Significant Accounting Policies, for further information on our deferred tax assets.
Accounting Standards Update: Debt Issuance Costs
In March 2015, as part of their simplification initiative, the FASB issued amendments to guidance for reporting debt issuance costs. According to the revised standard, an entity will recognize debt issuance costs as a direct deduction from the debt liability as opposed to an asset. The costs will continue to be amortized and included within interest expense in the entity's financial statements. The guidance is effective for interim and annual periods beginning on or after December 15, 2015 but early adoption is permitted. We elected to early adopt this guidance effective first quarter 2015, and we retrospectively applied the change within our Consolidated Balance Sheets included in this Annual Report on Form 10-K. The impact of this change to our December 31, 2014 Consolidated Balance Sheet was a reduction of $1.3 million and a reduction of $0.3 million to Prepaid and other current assets and Other non-current assets, respectively, and a corresponding $1.6 million reduction to Long-term debt.  See Note 2, Summary of Significant Accounting Policies, for further information on our debt issuance costs.
Accounting Standards Update: Consolidation
In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities, or VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We are still evaluating what impact, if any, this ASU will have on our consolidated financial position, results of operations or cash flows.
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations and cash flows.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, our debt obligations (including the repayment of our $230 million aggregate principal amount of 2.50% senior convertible notes due in March 2016 (the "2016 Notes")), existing stock repurchase program and dividend program for the next twelve months.
On March 11, 2015, we completed an offering of $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the "2020 Notes," and together with the 2016 Notes, the "Notes"). The net proceeds from the offering were approximately $306.7 million, after deducting the initial purchasers' discount, commissions and offering expenses. A portion of the net proceeds from the offering was used to fund the cost of the convertible note hedge transactions entered into in connection with the offering of the 2020 Notes. We also used $43.6 million of the remaining net proceeds to repurchase shares of our common stock concurrently with the pricing of the offering of the 2020 Notes. We expect to use the remaining net proceeds from the offering for general corporate purposes, which may include, among other things, the repurchase or retirement of our other outstanding indebtedness.
Cash, cash equivalents and short-term investments
At December 31, 2015 and December 31, 2014, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	December 31, 2015	December 31, 2014	Increase / (Decrease)
Cash and cash equivalents	$510,207	$428,567	$81,640
Short-term investments	423,501	275,361	148,140
Total cash and cash equivalents and short-term investments	$933,708	$703,928	$229,780
The increase in cash, cash equivalents and short-term investments was primarily attributable to the net proceeds of $306.7 million from the offering of the 2020 Notes discussed above and $114.5 million of cash provided by operating activities. These increases were partially offset by the cost of repurchasing common stock of $96.4 million, $49.8 million in capital investments, including capitalized patent costs and patent acquisitions, dividend payments of $28.9 million and a net cost of $16.5 million for the bond hedge and warrant transactions.
Cash flows from operations
We generated the following cash flows from our operating activities in 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2015	2014	Increase / (Decrease)
Cash flows provided by operating activities	$114,499	$242,013	$(127,514)
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $127.5 million was primarily attributable to a decrease in cash receipts of $152.6 million. The decrease is attributable to higher cash receipts in 2014 due to new agreements signed in that year, partially offset by higher current royalties in 2015 from existing licensees, primarily Pegatron and our other Taiwan-based licensees. This decrease in cash receipts was partially offset by a decrease in cash outflows of $44.6 million primarily due to income taxes paid and lower cash operating expenses. Additionally, other working capital adjustments contributed $19.5 million to the decrease, primarily due to payment of accrued compensation. The table below provides the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2015 and 2014 (in thousands).

	For the Year Ended December 31,
	2015	2014	Increase / (Decrease)
Cash Receipts:
Fixed-fee royalty payments [a]	$136,084	$389,000	$(252,916)
Current royalties [b]	223,270	155,432	67,838
Prepaid royalties [c]	38,226	2,500	35,726
Technology solutions	10,445	11,649	(1,204)
Patent sales	—	1,999	(1,999)
Total cash receipts	$408,025	$560,580	$(152,555)

Cash Outflows:
Cash operating expenses [d]	(169,954)	(185,421)	15,467
Income taxes paid [e]	(85,780)	(114,876)	29,096
Total cash outflows	(255,734)	(300,297)	44,563

Other working capital adjustments	(37,792)	(18,270)	(19,522)

Cash flows provided by operating activities	$114,499	$242,013	$(127,514)

(a) Fixed-fee royalty payments for the years ended December 31, 2015 and 2014 include $1.1 million and $118.4 million, respectively, of cash receipts recognized as past sales revenue.
(b) Current patent royalty payments for the year ended December 31, 2014 include $3.7 million of cash receipts recognized as past sales revenue.
(c) Prepaid patent royalty payments for the year ended December 31, 2015 include $24.8 million of cash receipts recognized as past sales revenue.
(d) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(e) Income taxes paid include foreign withholding taxes.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2015 and December 31, 2014 (in thousands) as follows:

	For the Year Ended December 31,
	2015	2014	Increase / (Decrease)
Current assets	$1,010,967	$787,857	$223,110
Less: current liabilities	399,973	205,169	194,804
Working capital	610,994	582,688	28,306
Subtract:
Cash and cash equivalents	510,207	428,567	81,640
Short-term investments	423,501	275,361	148,140
Add:
Current deferred revenue	106,229	124,695	(18,466)
Adjusted working capital	$(216,485)	$3,455	$(219,940)
The $219.9 million decrease in adjusted working capital in 2015 compared to 2014 is primarily attributable to the reclassification of $227.2 million from long-term to short-term debt related to the 2016 Notes, partially offset by a decrease in accounts payable of $15.7 million. The decrease in accounts payable was primarily due to the payment of a final installment on a 2014 patent purchase.
Cash used in or provided by investing and financing activities
We used net cash in investing activities of $214.0 million and $140.3 million, respectively, in 2015 and 2014. We purchased $147.9 million and $75.0 million, net of sales, of short-term marketable securities in 2015 and 2014, respectively. The change was primarily due to higher cash balances as a result of the issuance of the 2020 Notes and new agreements signed during 2014 and 2015 as discussed above. Investment costs associated with capitalized patent costs and acquisition of patent costs decreased to $49.8 million in 2015 from $58.2 million in 2014, primarily due to a decreased investment in patent acquisitions in 2015. Additionally, we made strategic investments of $12.6 million in 2015.
Net cash provided by financing activities increased by $352.0 million in 2015 primarily due to the net proceeds of $306.7 million from the issuance and sale of the 2020 Notes, a decrease in repurchases of common stock of $56.2 million, an increase in other financing activities of $6.5 million and an increase in proceeds from non-controlling interests of $4.3 million, partially offset by $16.5 million of net costs for the bond hedge and warrant transactions and an increase in dividend payments of $5.2 million.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2015 was approximately $395.3 million, a decrease of $22.8 million from December 31, 2014. We have no material obligations associated with such deferred revenue. The decrease in deferred revenue was primarily due to $163.4 million of deferred revenue recognized, which was partially offset by a gross increase in deferred revenue of $114.0 million, primarily associated with the new agreements discussed above. Also included within our deferred revenue balance at December 31, 2015 was $26.6 million of non-cash consideration received in conjunction with the new patent license agreements signed during 2015. This deferred revenue recognized was comprised of $131.8 million of amortized fixed-fee royalty payments and $31.6 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the December 31, 2015 deferred revenue balance of $395.3 million by $106.2 million over the next twelve months. Additional reductions to deferred revenue over the next twelve months will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
Contractual Obligations
    On April 4, 2011, InterDigital entered into an indenture by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, pursuant to which the 2016 Notes were issued. The 2016 Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year, commencing September 15, 2011. The Notes will mature on March 15, 2016, unless earlier converted or repurchased.

On March 11, 2015, InterDigital entered into an indenture, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, pursuant to which the 2020 Notes were issued. The 2020 Notes bear interest at a rate of 1.50% per year, payable in cash on March 1 and September 1 of each year, commencing September 1, 2015, and mature on March 1, 2020, unless earlier converted or repurchased.
For more information on the Notes, see Note 6, “Obligations,” in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2016 Notes	$230,000	$230,000	$—	$—	$—
2020 Notes	316,000	—	—	316,000	—
Contractual interest payments on the Notes	24,205	7,615	9,480	7,110	—
Operating lease obligations	22,925	4,186	6,091	4,868	7,781
Purchase obligations (a)	25,200	25,200	—	—	—
Total contractual obligations	$618,330	$267,001	$15,571	$327,978	$7,781

(a)
Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet at December 31, 2015 includes a $1.5 million noncurrent liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
RESULTS OF OPERATIONS
2015 Compared with 2014
Revenues
The following table compares 2015 revenues to 2014 revenues (in thousands):

	For the Year Ended December 31,
	2015	2014	(Decrease)/Increase
Per-unit royalty revenue	$234,836	$157,250	$77,586	49%
Fixed-fee amortized royalty revenue	131,837	121,903	9,934	8%
Current patent royalties [a]	366,673	279,153	87,520	31%
Past patent royalties [b]	65,814	124,236	(58,422)	(47)%
Total patent licensing royalties	432,487	403,389	29,098	7%
Patent sales	—	1,999	(1,999)	100%
Current technology solutions revenue [a]	6,096	9,633	(3,537)	(37)%
Past technology solutions revenue [b]	2,852	800	2,052	257%
Total revenue	$441,435	$415,821	$25,614	6%

a.     Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.      Past sales consist of past patent royalties and past technology solutions revenue.

The $25.6 million increase in total revenue was primarily attributable to the $87.5 million increase in current patent royalties. The increase of per-unit royalty revenue of $77.6 million was primarily related to increased shipments by Pegatron and other Taiwan-based licensees. The $9.9 million increase in fixed-fee amortized royalty revenue was primarily attributable to new patent license agreements signed during second quarter 2014. The increase in total revenue was also partially attributable to an increase in past technology solutions revenue of $2.1 million related to the settlement agreement signed during 2015, as discussed above. These increases were partially offset by a decrease of $58.4 million in past patent royalties. The decrease in past sales was primarily related to three new patent license agreements signed during second quarter 2014, partially offset by past sales in the current year period attributable to the new agreements discussed above. Additionally, current technology solutions revenue decreased by $3.5 million primarily due to decreased shipments of covered products by one of our technology solutions customers. Patent sales decreased by $2.0 million due to the absence of any patent sales in 2015.
    In 2015 and 2014, 61% and 51% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2015 and 2014, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2015	2014
Pegatron [a]	31%	18%
Samsung [b]	16%	33%
Sony [c]	14%	< 10%
a. We are engaged in a legal dispute with Pegatron, a Taiwan-based company, regarding, among other things, the terms of our patent license agreement, and we are the subject of an investigation by the Taiwan Fair Trade Commission.  See Note 8, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements in Item 8 of this Form 10-K.
b. 2014 revenues include $86.3 million of past patent royalties.
c. 2015 revenues include $21.9 million of past patent royalties.

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2015	2014	Increase/(Decrease)
Patent administration and licensing	$120,401	$133,808	$(13,407)	(10)%
Development	72,702	75,300	(2,598)	(3)%
Selling, general and administrative	39,783	37,753	2,030	5%
Total operating expenses	$232,886	$246,861	$(13,975)	(6)%
Operating expenses decreased 6% to $232.9 million in 2015 from $246.9 million in 2014. The $14.0 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

(Decrease)/ Increase
Intellectual property enforcement and non-patent litigation	$(19,572)
Performance-based incentive compensation	(4,165)
Consulting services	(1,022)
Cost of patent sales	(700)
Personnel-related costs	(634)
Bad debt expense	(392)
Other	(86)
Depreciation and amortization	5,675
Commercial initiatives	6,921
Total decrease in operating expenses	$(13,975)

The $14.0 million decrease in operating expenses was primarily attributable to the $19.6 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions, which was partially offset by costs associated with licensee arbitrations. The $4.2 million decrease in performance-based incentive compensation, including both short-term and long-term compensation, was primarily attributable to higher accrual rate true-ups in 2014 as a result of new license agreements signed during 2014. The $1.0 million decrease in consulting services primarily resulted from a reduction in the use of external resources for research and development projects. The $0.7 million decrease in cost of patent sales was due to the absence of patent sales in 2015. Personnel-related costs decreased $0.6 million primarily due to a prior year adjustment related to payroll taxes and employment level tax credits, primarily as a result of an ongoing audit. Bad debt expense decreased $0.4 million as a result of the settlement agreement with the technology solutions customer signed during 2015, as discussed above. The $5.7 million increase in depreciation and amortization was primarily due to patent acquisitions made during the past two years, along with the organic annual growth of our patent portfolio. The $6.9 million increase in commercial initiatives expense was attributable to activities to commercialize IoT and next generation networks technologies.
Patent administration and licensing expense:  The $13.4 million decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in intellectual property enforcement and performance-based incentive compensation, partially offset by increases in patent amortization and patent maintenance and evaluation costs primarily related to the increased growth of the patent portfolio due to patents acquired pursuant to the new agreements as discussed above.
Development expense:  The $2.6 million decrease in development expense was primarily attributable to the above-noted decreases in performance-based incentive compensation, consulting services and personnel costs, partially offset by an increase in costs related to commercial initiatives as described above.
Selling, general and administrative expense:  The $2.0 million increase in selling, general and administrative expense was primarily attributable to increases in personnel-related costs and consulting services primarily related to corporate and commercial initiatives.
Other (Expense) Income
The following table compares 2015 other (expense) income to 2014 other (expense) income (in thousands):

	For the Year Ended December 31,
	2015	2014	(Decrease)/Increase
Interest expense	$(30,417)	$(16,084)	$(14,333)	89%
Interest and investment income	3,858	1,399	2,459	176%
Other [a]	(975)	(747)	(228)	31%
	$(27,534)	$(15,432)	$(12,102)	78%

(a) Includes other-than-temporary impairments.
The change in other expenses is primarily driven by the increase in interest expense resulting from the 2020 Notes issued during first quarter 2015, partially offset by $1.8 million of interest income related to the settlement agreement with a technology solutions customer, as discussed above.
Income Taxes
In 2015, our effective tax rate was approximately 35.7% as compared to 33.9% in 2014, based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate from 2014 to 2015 resulted primarily from the 2014 net benefit received from research and development tax credits covering the periods 2010 through 2014. The inclusion of additional periods in 2014 accounted for a 2.7% lower effective tax rate in 2014. This benefit in 2014 was partially offset by a 1% effective tax rate increase resulting from higher audit settlements in 2014.
2014 Compared with 2013

Revenues
The following table compares 2014 revenues to 2013 revenues (in thousands):

	For the Year Ended December 31,
	2014	2013	Increase/ (Decrease)
Per-unit royalty revenue	$157,250	$122,709	$34,541	28%
Fixed-fee amortized royalty revenue	121,903	67,658	54,245	80%
Current patent royalties [a]	279,153	190,367	88,786	47%
Past patent royalties [b]	124,236	73,808	50,428	68%
Total patent licensing royalties	403,389	264,175	139,214	53%
Patent sales	1,999	—	1,999	100%
Current technology solutions revenue [a]	9,633	7,960	1,673	21%
Past technology solutions revenue [b]	800	53,226	(52,426)	(98)%
Total revenue	$415,821	$325,361	$90,460	28%
a.     Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.     Past sales consist of past patent royalties and past technology solutions revenue.
The $90.5 million increase in total revenue was primarily attributable to the $88.8 million increase in current patent royalties and a $50.4 million increase in past patent royalties. New patent license agreements signed during 2014 contributed $186.1 million in total to the increased fixed-fee and past patent royalties. These increases were partially offset by a decrease of $13.6 million in fixed-fee amortized royalty revenue related to agreements that have expired or were terminated in 2014, and past patent royalties in 2013 included approximately $71.4 million recognized as a result of arbitration awards received in 2013. Additionally, per-unit royalty revenue increased $34.5 million, and was primarily related to a $49.8 million increase associated with increased shipments by, and the coverage of additional products under, our agreement with Pegatron. This increase in per-unit royalties from Pegatron was partially offset by a total decrease of $15.3 million attributable to certain of our other per-unit licensees with concentrations in the smartphone market. Current technology solutions revenue increased by $1.7 million primarily due to the inclusion of royalties on certain products upon the resolution in 2013 of our arbitration with Intel Mobile Communications GmbH ("Intel"). These increases were partially offset by a decrease in past technology solutions revenue of $52.4 million, primarily due to revenue that was recognized in 2013 as a result of the award received upon the resolution of the Intel arbitration.

In 2014 and 2013, 51% and 60% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2014 and 2013, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2014	2013
Samsung [a]	33%	—%
Pegatron [b]	18%	30%
Intel [c]	< 10%	18%
Sony	< 10%	12%

(a) 2014 revenues include $86.3 million of past patent royalties.
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
Operating expenses increased 3% to $246.9 million in 2014 from $240.6 million in 2013. The $6.3 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/ (Decrease)
Performance-based incentive compensation	$13,441
Depreciation and amortization	8,490
Consulting services	4,603
Commercial initiatives and Signal Trust	4,460
Personnel-related costs	1,844
Cost of patent sales	700
Other	120
Patent maintenance and evaluation	(2,963)
Intellectual property enforcement	(22,895)
Total decrease in operating expenses not including repositioning charge	7,800
Repositioning charge	(1,544)
Total decrease in operating expenses	$6,256
The $13.4 million increase in performance-based incentive compensation, including both short-term and long-term compensation, was primarily attributable to both a true-up to increase the beginning period compensation to the current accrual rate and higher accrual rates in 2014 as compared to significantly lower accrual rates in 2013. The $8.5 million increase in depreciation and amortization was primarily due to patent acquisitions made during the past two years, along with the organic annual growth of our patent portfolio. The $4.6 million increase in consulting services was primarily related to the support of research and development projects and corporate initiatives that have ramped up during 2014. The $4.5 million increase in commercial initiatives and Signal Trust expense was related to a new commercial initiative launched in 2014 and the Signal Trust, which was created in fourth quarter 2013. Personnel-related costs increased $1.8 million primarily due to hiring activity during 2014. The $0.7 million increase in cost of patent sales was related to patents sold during 2014, and represents the remaining net book value of the patents sold. The $3.0 million decrease in patent maintenance and evaluation costs was primarily related to decreased due diligence costs associated with both patent acquisition and patent sale activities. The $22.9 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions and licensee arbitrations.
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

Repositioning expense: As part of our ongoing expense management, we initiated a Voluntary Early Retirement Program ("VERP") in September 2012. Approximately 60 employees elected to participate in the VERP across five locations. We incurred charges of zero and $1.5 million relating to the VERP in 2014 and 2013, respectively.
Other (Expense) Income
    The following table compares 2014 other (expense) income to 2013 other (expense) income (in thousands):

	For the Year Ended December 31,
	2014	2013	(Decrease)/Increase
Interest expense	$(16,084)	$(15,475)	$(609)	4%
Other (a)	(747)	(22,058)	21,311	(97)%
Interest and investment income	1,399	14,296	(12,897)	(90)%
	$(15,432)	$(23,237)	$7,805	(34)%

(a) Includes other-than-temporary impairments.
The change in other expense primarily resulted from the recognition of a $21.7 million investment impairment on our investment in Pantech Co., Ltd. ("Pantech") during 2013, partially offset by a decrease in investment income attributable to $11.8 million of interest income associated with arbitration awards received during 2013.
Income Taxes
In 2014, our effective tax rate was approximately 33.9% as compared to 42.0% in 2013, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in the effective tax rate from 2013 to 2014 was attributable to a net benefit from research and development tax credits covering the periods 2010 through 2014 resulting in a 3.8% lower effective tax rate, which was partially offset by a 1.1% effective tax rate increase associated with an audit settlement. The decrease in the effective tax rate also resulted a 4% reduction in effective tax rate associated with the impact of lower state tax expense resulting, in part, from the Company's income mix between patent licensing royalties and technology solutions revenue.
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
(iii) Our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patent applications that we believe may become essential to 5G standards that are under development;
(iv) Our belief that a number of our CDMA and OFDM/OFDMA inventions are, may be or may become essential to the implementation of CDMA and OFDM/OFDMA-based systems in use today;

(v) Our belief that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio require a license under our patents and will require a license under patents that may issue from our pending patent applications;
(vi) Our belief that our ongoing research efforts and associated patenting activities enable us to sell patent assets that are not vital to our core licensing programs, as well as to execute patent swaps that can strengthen our overall portfolio;
(vii) Our belief that our standalone commercial initiatives are potential sources of revenue;
(viii) The predicted increases in worldwide mobile device shipments, including shipments of handsets, and the estimated growth of the IoT market, including the size of the connected device installed base and number of connected device shipments, over the next several years;
(ix) The types of licensing arrangements and various royalty structure models that we anticipate using under our future license agreements;
(x) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed;
(xi) Our belief that our facilities are suitable and adequate for our present purposes and our needs in the near future;
(xii) Our expectation that the transfer to Conshohocken, Pennsylvania, of our King of Prussia, Pennsylvania, personnel and operations will occur in second quarter 2016;
(xiii) Our expectation that we will continue to pay a quarterly cash dividend on our common stock comparable to our quarterly $.20 per share cash dividend in the future;
(xiv) Our belief that intellectual property enforcement costs will likely continue to be a significant expense for us in the future;
(xv) Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;
(xvi) The potential effects of new accounting standards on our financial statements or results of operations;
(xvii) Our expectations with regard to any current tax audits;
(xiii) The expected amortization of fixed-fee royalty payments over the next twelve months to reduce our deferred revenue balance;
(xix) Our anticipated severance charge in the range of $1.5 million to $2.0 million during first quarter 2016 related to ongoing efforts to optimize our cost structure; and
(xx) The expected timing, outcome and impact of our various litigation, arbitration and administrative matters.
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
(iii) changes in our plans, strategy or initiatives;
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

(viii) the timing and/or outcome of our various litigation, arbitration, regulatory or administrative proceedings, including any awards or judgments relating to such proceedings, additional legal proceedings, changes in the schedules or costs associated with legal proceedings or adverse rulings in such legal proceedings;
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
(xiv) decreased liquidity in the capital markets; and
(xv) unanticipated increases in our cash needs or decreases in available cash.
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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $933.7 million at December 31, 2015. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2015. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2016	2017	2018	2019	2020	Thereafter	Total
Money market and demand accounts	$333,671	$—	$—	$—	$—	$—	$333,671
Cash equivalents	$176,536	$—	$—	$—	$—	$—	$176,536
Short-term investments	$373,677	$45,830	$1,997	$1,999	$—	$—	$423,502
Average Interest rate	0.4%	1.0%	1.3%	—%	—%	—%	0.4%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2015, we had approximately $202.4 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.
Foreign Currency Exchange Rate Risk — We are exposed to limited risk from fluctuations in currencies, which might change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates might negatively affect our business due to a number of situations. Currently, our international licensing agreements are typically made in U.S. dollars and are generally not subject to foreign currency exchange rate risk. We do not engage in foreign exchange hedging transactions at this time.
Between 2006 and 2015, we paid approximately $295.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are classified as available-for-sale with a fair value of $423.5 million as of December 31, 2015.
Equity Risk — We are exposed to changes in the market-traded price of our common stock as it influences the calculation of earnings per share. In connection with the offering of the Notes, we entered into convertible note hedge transactions with option counterparties. We also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders' equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or convertible Notes, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and deferred tax liabilities in 2015.

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

/s/  PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 18, 2016

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2015	DECEMBER 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$510,207	$428,567
Short-term investments	423,501	275,361
Accounts receivable, less allowances of $0 and $1,750	53,868	51,702
Prepaid and other current assets	23,391	32,227
Total current assets	1,010,967	787,857
PROPERTY AND EQUIPMENT, NET	12,148	12,546
PATENTS, NET	277,579	265,540
DEFERRED TAX ASSETS	160,572	125,802
OTHER NON-CURRENT ASSETS	13,219	1,217
	463,518	405,105
TOTAL ASSETS	$1,474,485	$1,192,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$227,174	$—
Accounts payable	19,002	34,654
Accrued compensation and related expenses	26,013	27,089
Deferred revenue	106,229	124,695
Taxes payable	1,405	—
Dividend payable	7,068	7,456
Other accrued expenses	13,082	11,275
Total current liabilities	399,973	205,169
LONG-TERM DEBT	259,595	216,206
LONG-TERM DEFERRED REVENUE	289,039	293,342
OTHER LONG-TERM LIABILITIES	3,983	2,568

TOTAL LIABILITIES	952,590	717,285

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,130 and 69,800 shares issued and 35,414 and 36,920 shares outstanding	701	698
Additional paid-in capital	663,073	614,162
Retained earnings	847,033	757,050
Accumulated other comprehensive (loss) income	(178)	118
	1,510,629	1,372,028
Treasury stock, 34,716 and 32,880 shares of common held at cost	1,000,110	903,700
Total InterDigital, Inc. shareholders’ equity	510,519	468,328
Noncontrolling interest	11,376	7,349
Total equity	521,895	475,677
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,474,485	$1,192,962

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2015	2014	2013
REVENUES:
Patent licensing royalties	$432,488	$403,389	$264,174
Patent sales	—	1,999	—
Technology solutions	8,947	10,433	61,187
Total Revenue	441,435	415,821	325,361
OPERATING EXPENSES:
Patent administration and licensing	120,401	133,808	143,037
Development	72,702	75,300	64,729
Selling, general and administrative	39,783	37,753	31,295
Repositioning	—	—	1,544
Total Operating Expenses	232,886	246,861	240,605
Income from operations	208,549	168,960	84,756
OTHER EXPENSE (NET)	(27,534)	(15,432)	(23,237)
Income before income taxes	181,015	153,528	61,519
INCOME TAX PROVISION	(64,621)	(52,108)	(25,836)
NET INCOME	$116,394	$101,420	$35,683
Net loss attributable to noncontrolling interest	(2,831)	(2,922)	(2,482)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$119,225	$104,342	$38,165
NET INCOME PER COMMON SHARE — BASIC	$3.31	$2.65	$0.93
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	36,048	39,420	41,115
NET INCOME PER COMMON SHARE — DILUTED	$3.27	$2.62	$0.92
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	36,463	39,879	41,424
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.70	$0.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$116,394	$101,420	$35,683
Unrealized (loss) gain investments, net of tax	(296)	12	(878)
Other-than-temporary impairment losses related to available for sale securities, net of income taxes of $0, $65, $0	—	120	—
Comprehensive income	$116,098	$101,552	$34,805
Comprehensive loss attributable to noncontrolling interest	(2,831)	(2,922)	(2,482)
Total comprehensive income attributable to InterDigital, Inc.	$118,929	$104,474	$37,287

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2012	69,459	$695	$579,852	$659,235	$864	28,409	$(721,941)	$—	$518,705
Net income	—	—	—	38,165	—	—	—	—	38,165
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	7,652	7,652
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,482)	(2,482)
Net change in unrealized gain on short-term investments	—	—	—	—	(878)	—	—	—	(878)
Dividends Declared	—	—	297	(16,682)	—	—	—	—	(16,385)
Exercise of Common Stock options	49	—	1,032	—	—	—	—	—	1,032
Issuance of Common Stock, net	106	1	(2,459)	—	—	—	—	—	(2,458)
Tax benefit from exercise of stock options	—	—	815	—	—	—	—	—	815
Amortization of unearned compensation	—	—	15,940	—	—	—	—	—	15,940
Repurchase of Common Stock	—	—	—	—	—	917	(29,134)	—	(29,134)
Reclassifications of share-based compensation	—	—	2,848	—	—	—	—	—	2,848
BALANCE, DECEMBER 31, 2013	69,614	$696	$598,325	$680,718	$(14)	29,326	$(751,075)	$5,170	$533,820
Net income attributable to InterDigital, Inc.	—	—	—	104,342	—	—	—	—	104,342
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	5,101	5,101
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,922)	(2,922)
Net change in unrealized gain on short-term investments	—	—	—	—	132	—	—	—	132
Dividends Declared	—	—	857	(28,010)	—	—	—	—	(27,153)
Exercise of Common Stock options	21	—	402	—	—	—	—	—	402
Issuance of Common Stock, net	165	2	(2,740)	—	—	—	—	—	(2,738)
Tax benefit from exercise of stock options	—	—	(1,176)	—	—	—	—	—	(1,176)
Amortization of unearned compensation	—	—	18,494	—	—	—	—	—	18,494
Repurchase of Common Stock	—	—	—	—	—	3,554	(152,625)	—	(152,625)
BALANCE, DECEMBER 31, 2014	69,800	$698	$614,162	$757,050	$118	32,880	$(903,700)	$7,349	$475,677
Net income attributable to InterDigital, Inc.	—	—	—	119,225	—	—	—	—	119,225
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	9,358	9,358
Distribution preference	—	—	—	—	—	—	—	(2,500)	(2,500)
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,831)	(2,831)
Net change in unrealized gain on short-term investments	—	—	—	—	(296)	—	—	—	(296)
Dividends Declared	—	—	694	(29,242)	—	—	—	—	(28,548)
Exercise of Common Stock options	5	—	46	—	—	—	—	—	46
Issuance of Common Stock, net	325	3	(9,849)	—	—	—	—	—	(9,846)
Tax benefit from exercise of stock options	—	—	2,457	—	—	—	—	—	2,457
Amortization of unearned compensation	—	—	15,139	—	—	—	—	—	15,139
Repurchase of Common Stock	—	—	—	—	—	1,836	(96,410)	—	(96,410)
Equity Component of Debt, net of tax	—	—	38,567	—	—	—	—	—	38,567
Convertible note hedge transactions, net of tax	—	—	(38,594)	—	—	—	—	—	(38,594)
Warrant transactions	—	—	42,881	—	—	—	—	—	42,881
Deferred financing costs allocated to equity	—	—	(2,430)	—	—	—	—	—	(2,430)
BALANCE, DECEMBER 31, 2015	70,130	$701	$663,073	$847,033	$(178)	34,716	$(1,000,110)	$11,376	$521,895

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,394	$101,420	$35,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,793	42,246	33,385
Amortization of deferred financing fees and accretion of debt discount	20,869	10,325	9,726
Deferred revenue recognized	(163,354)	(163,139)	(174,014)
Increase in deferred revenue	113,962	272,885	209,930
Deferred income taxes	(34,770)	(62,979)	4,861
Tax benefit from share-based compensation	—	(1,176)	—
Share-based compensation	15,139	18,494	15,940
Impairment of investments	198	559	21,720
Non-cash cost of patent sales	—	700	—
Other	238	572	424
Decrease (Increase) in assets:
Receivables	(2,166)	26,128	77,044
Deferred charges and other assets	8,489	6,156	(9,753)
Increase (Decrease) in liabilities:
Accounts payable	2,503	(10,396)	14,655
Accrued compensation and other expenses	(12,297)	5,853	(24,522)
Accrued taxes payable and other tax contingencies	1,501	(5,635)	3,096
Net cash provided by operating activities	114,499	242,013	218,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(643,087)	(438,157)	(417,728)
Sales of short-term investments	495,201	363,175	443,074
Purchases of property and equipment	(3,700)	(7,095)	(4,591)
Capitalized patent costs	(29,766)	(31,932)	(34,057)
Acquisition of patents	(20,000)	(26,300)	(25,013)
Long-term investments	(12,623)	—	—
Net cash used in investing activities	(213,975)	(140,309)	(38,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	46	402	1,032
Proceeds from issuance of senior convertible notes	316,000	—	—
Proceeds from other financing activities	4,500	—	—
Purchase of convertible bond hedge	(59,376)	—	—
Proceeds from issuance of warrants	42,881	—	—
Payments of debt issuance costs	(9,403)	—	—
Proceeds from non-controlling interests	9,358	5,101	7,652
Dividends paid	(28,937)	(23,729)	(12,354)
Tax benefit from share-based compensation	2,457	—	815
Repurchase of common stock	(96,410)	(152,625)	(29,134)
Net cash provided by (used in) financing activities	181,116	(170,851)	(31,989)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,640	(69,147)	147,871
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428,567	497,714	349,843
CASH AND CASH EQUIVALENTS, END OF PERIOD	$510,207	$428,567	$497,714
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	7,988	5,750	5,750
Income taxes paid, including foreign withholding taxes	85,780	114,876	24,961
Non-cash investing and financing activities:
Dividend payable	7,068	7,456	4,031
Non-cash acquisition of patents	24,123	19,250	—
Accrued capitalized patent costs and acquisition of patents	18,155	20,546	(452)

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Cash and cash equivalents at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Money market and demand accounts	$333,671	$307,995
Commercial paper	176,536	120,572
	$510,207	$428,567
Short-Term Investments
At December 31, 2015 and 2014, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. During 2015 and 2014, we recorded other-than-temporary impairments of approximately $0.2 million and $0.6 million, respectively. These amounts were included within the realized losses for these periods shown in the table below. Net unrealized gain on short-term investments was $0.1 million at

December 31, 2014. Net unrealized loss on short-term investments was $0.3 million and $0.9 million at December 31, 2015 and 2013, respectively. Realized gains and losses for 2015, 2014 and 2013 were as follows (in thousands):

Year	Gains	Losses	Net
2015	$—	$(309)	$(309)
2014	$48	$(681)	$(633)
2013	$166	$(678)	$(512)
Short-term investments as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Commercial paper	$200,811	$86,877
U.S. government agency instruments	183,950	151,618
Corporate bonds and asset backed securities	38,740	36,866
	$423,501	$275,361
At December 31, 2015 and 2014, $373.7 million and $151.4 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities primarily within two to five years.
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At December 31, 2015, four licensees comprised 97% of our net accounts receivable balance. At December 31, 2014, three licensees represented 94% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2015 and December 31, 2014 (in thousands):

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$333,671	$—	$—	$333,671
Commercial paper (b)	—	377,347	—	377,347
U.S. government securities	—	183,950	—	183,950
Corporate bonds, asset backed and other securities	183	38,557	—	38,740
	$333,854	$599,854	$—	$933,708
_______________

(a)	Included within cash and cash equivalents.

(b)	Includes $176.5 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$307,995	$—	$—	$307,995
Commercial paper (b)	—	207,449	—	207,449
U.S. government securities	—	151,618	—	151,618
Corporate bonds and asset backed securities	671	36,195	—	36,866
	$308,666	$395,262	$—	$703,928
_______________

(a)	Included within cash and cash equivalents.

(b)	Includes $120.6 million of commercial paper that is included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's long-term debt reported in the Condensed Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 are as follows (in thousands):

	December 31, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$546,000	$486,769	$533,203	$230,000	$216,206	$255,300
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 6 "Obligations") was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
As discussed in Note 3, "Significant Events," we acquired patents as part of the multiple-element arrangements entered into in 2015. We have recorded these patents based on their total estimated fair value of $24.1 million and will amortize them over their estimated useful lives. We estimated the fair value of the patents in each transaction by a combination of an analysis of comparable market transactions (the market approach) and discounted cash flow analysis (the income approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others.

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
During 2015, we made investments in two separate entities for a total of $12.6 million. Due to the fact that we do not have significant influence over either organization, we are accounting for these investments using the cost method of accounting. The carrying value of these investments as of December 31, 2015 was $12.6 million. We had zero long-term investments as of December 31, 2014.
Patents
We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents thus far has been 9.7 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.
Patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2015	2014
Weighted average estimated useful life (years)	9.9	10.0
Gross patents	$511,503	$455,447
Accumulated amortization	(233,924)	(189,907)
Patents, net	$277,579	$265,540
Amortization expense related to capitalized patent costs was $44.0 million, $38.4 million and $29.8 million in 2015, 2014 and 2013, respectively. These amounts are recorded within the Patent administration and licensing line of our Consolidated Statements of Income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2015 is as follows (in thousands):

2016	$46,700
2017	43,876
2018	38,594
2019	35,718
2020	30,946
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
Licensees that either owe us Current Royalty Payments or have Prepayment balances are obligated to provide us with quarterly royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is very limited. When a licensee is required to gross-up their royalty payment to cover applicable foreign withholding tax requirements, the additional consideration is recorded in revenue.
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
Patent Sales

Our business strategy of monetizing our intellectual property includes the sale of select patent assets. As patent sales executed under this strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue. We will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
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
Deferred Charges
From time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense related to both prepayments and fixed-fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In 2015, 2014 and 2013, we paid cash commissions of less than $0.1 million, approximately $0.3 million and less than $0.1 million, respectively.
Incremental direct costs incurred related to acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. There were no direct contract origination costs incurred during 2015, 2014, or 2013.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offerings of the Notes, discussed in detail within Note 6, Obligations, we incurred directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. The debt issuance costs allocated to the liability component of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt.
There were no debt issuance costs incurred in 2014 or 2013.
Deferred charges are recorded in our Consolidated Balance Sheets within the following captions (in thousands):

	December 31,
	2015	2014
Prepaid and other current assets
Deferred commission expense	$245	$342
Deferred contract origination costs	—	79
Other non-current assets
Deferred commission expense	196	495
Deferred contract origination costs	—	79
Long-term debt (including current portion of long-term debt)
Deferred financing costs	6,117	1,629
Commission expense was approximately $0.6 million, $0.4 million and $0.3 million in 2015, 2014 and 2013, respectively. Commission expense is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred contract origination expense recognized in 2015, 2014 and 2013 was less than $0.1 million in each period and is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred financing expense was $2.5 million in 2015 and $1.3 million in both 2014 and 2013. Deferred financing expense is included within the Other Expense (Net) line of our Consolidated Statements of Income.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any capitalized software costs related to research and development in any period presented. Research, development and other related costs were approximately $72.7 million, $75.3 million and $64.7 million in 2015, 2014 and 2013, respectively.
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
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued, net of any estimated award forfeitures. This requires us to make subjective assumptions around the value of the equity at the time of issuance and the expected forfeiture rates, which in both cases are generally based on historical experience. At December 31, 2015, 2014 and 2013, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 25% over their lives of one to three years, depending upon the type of grant and the specific terms of the award issued. The estimated value of stock options includes assumptions around expected life, stock volatility, and dividends. The expected life of our stock option awards are based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term. In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance.
Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We recorded approximately $0.2 million of long-lived asset impairments in 2015. We did not have any long-lived asset impairments in 2014 or 2013.
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
Between 2006 and 2015, we paid approximately $295.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related and offsetting reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.
During 2015, we estimated a research and development credit for the 2015 period that resulted in an approximately $2.1 million tax benefit net of any unrecognized tax benefits. During 2014, we completed the research and development credit studies for the periods from 2010 to 2013 and amended our United States federal income tax returns for the periods from 2010 through 2012 to claim the research and development credit for those periods. After all periods were amended and the 2013 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the tax credits in the amount of $5.7 million. Additionally, in 2014, we recognized a benefit after consideration of any unrecognized tax benefits of $0.9 million for the estimated research and development credit for 2014. In addition, in 2014, we recorded $0.7 million of unrecognized tax benefits related to other matters.
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

	For the Year Ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$119,225	$119,225	$104,342	$104,342	$38,165	$38,165
Denominator:
Weighted-average shares outstanding: Basic	36,048	36,048	39,420	39,420	41,115	41,115
Dilutive effect of stock options, RSUs and convertible securities		415		459		309
Weighted-average shares outstanding: Diluted		36,463		39,879		41,424
Earnings Per Share:
Net income: Basic	$3.31	3.31	$2.65	2.65	$0.93	0.93
Dilutive effect of stock options, RSUs and convertible securities		(0.04)		(0.03)		(0.01)
Net income: Diluted		$3.27		$2.62		$0.92

Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock for the years ended December 31, 2015, 2014 and 2013, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):
.

	For the Year Ended December 31,
	2015	2014	2013
Restricted stock units and stock options	211	75	79
Convertible securities	7,656	4,130	4,130
Warrants	7,656	4,130	4,130
Total	15,523	8,335	8,339
New Accounting Guidance
Accounting Standards Update: Balance Sheet Classification of Deferred Taxes
In November 2015, as part of their simplification initiative, the FASB issued amendments to guidance for reporting deferred taxes. According to the revised standard, an entity will be required to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Under current guidance, entities separate deferred tax assets and deferred tax liabilities as current or noncurrent based on the classification of the related asset or liability for financial reporting. The guidance is effective for interim and annual periods beginning on or after December 15, 2016 but early adoption is permitted. We elected to early adopt this guidance effective fourth quarter 2015, and we retrospectively applied the change within our Consolidated Balance Sheets included in this Annual Report on Form 10-K. The impact of this change to our December 31, 2014 Consolidated Balance Sheet was a reduction of $54.0 million to current deferred tax assets and a corresponding increase of $54.0 million to noncurrent deferred tax assets.
Accounting Standards Update: Debt Issuance Costs
In March 2015, as part of their simplification initiative, the FASB issued amendments to guidance for reporting debt issuance costs. According to the revised standard, an entity will recognize debt issuance costs as a direct deduction from the debt liability as opposed to an asset. The costs will continue to be amortized and included within interest expense in the entity's financial statements. The guidance is effective for interim and annual periods beginning on or after December 15, 2015 but early adoption is permitted. We elected to early adopt this guidance effective first quarter 2015, and we retrospectively applied the change within our Consolidated Balance Sheets included in this Annual Report on Form 10-K. The impact of this change to our December 31, 2014 Consolidated Balance Sheet was a reduction of $1.3 million and a reduction of $0.3 million to Prepaid and other current assets and Other non-current assets, respectively, and a corresponding $1.6 million reduction to Long-term debt.

Accounting Standards Update: Consolidation
In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities, or VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We are still evaluating what impact, if any, this ASU will have on our consolidated financial position, results of operations or cash flows.
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations and cash flows.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.	SIGNIFICANT EVENTS
Patent License Agreements and Settlement Agreements
During second quarter 2015, we entered into a settlement agreement with Arima Communications Corporation ("Arima"). The agreement maintains the existing patent license agreement and resolves all pending payment disputes between the companies. In addition, the agreement resulted in the dismissal of all current litigations and arbitrations between the companies in all jurisdictions. We recognized $27.2 million of past patent royalties related to this settlement.
During third quarter 2015, we entered into a new patent license agreement with Sony (the "new Sony PLA"). In addition, we renewed our joint venture with Sony, Convida Wireless, to continue investments in the development of IoT technologies and expanded it to include development efforts in 5G technologies. As discussed more fully in Note 14, "Variable Interest Entities," Convida Wireless is a variable interest entity and is consolidated within our financial statements.
Our agreement with Sony is a multiple-element arrangement for accounting purposes, which includes, among other elements, the new Sony PLA. The new Sony PLA covers the sale by Sony of covered products for the three-year period that commenced on December 1, 2015. In addition, the new Sony PLA covers Sony's covered product sales that occurred during certain prior periods and that were not covered under our prior agreement with Sony. We recognized past sales of $21.8 million from this agreement in third quarter 2015, and are recognizing future revenue from the new Sony PLA on a straight-line basis over its term. A portion of consideration received was in the form of patents. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
During fourth quarter 2015, we entered into a new worldwide, non-exclusive, royalty bearing patent license agreement with Kyocera. Our agreement with Kyocera is a multiple-element arrangement for accounting purposes. The agreement covers Kyocera's sale of certain cellular terminal unit products. We recognized $16.4 million of past patent royalties related to this settlement during fourth quarter 2015. A portion of the consideration received was in the form of patents. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.

Additionally, during fourth quarter 2015, we entered into a settlement agreement with a technology solutions customer. The agreement resolves all pending payment disputes between the parties. We recognized $2.8 million of past technology solutions revenue, $1.8 million of interest income, a $0.5 million reversal of a bad debt reserve and $0.4 million of contra-expenses related to this settlement.
Both of the patent license agreements signed during 2015, as discussed above, are multiple-element arrangements for accounting purposes. Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," for each agreement, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
Huawei Arbitration
In December 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. Pursuant to their agreement, InterDigital and Huawei initiated an arbitration in April 2014 jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. An arbitration hearing was held in January 2015, and the arbitration panel delivered a confidential partial award in May 2015 and a confidential final award in July 2015. In July 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the “New York Proceeding”), and Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”). Huawei also filed a motion to stay the New York Proceeding pending the Paris Proceeding. A hearing in the New York Proceeding was held on February 16, 2016. On February 17, 2016, the judge notified the parties that he had rendered a decision on Huawei’s motion to stay the New York Proceeding, finding that the New York Proceeding should be stayed pending the Paris Proceeding, subject to a requirement that Huawei post suitable security, pursuant to Article VI of the New York Convention, in the amount of the final award, together with interest.  The stay is subject to revision should circumstances change, and InterDigital can renew its petition for an order confirming the award after the outcome of the Paris Proceeding is determined.. A hearing is scheduled in the Paris Proceeding for March 2016.
To date, Huawei has not made any payments under the arbitration award. We will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectability is reasonably assured.
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
We have one reportable segment. During 2015 and 2014, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Taiwan [a]	$218,584	$115,955	$128,551
South Korea	69,000	144,398	15,334
United States	65,703	53,163	108,728
Japan	53,775	52,194	27,494
Canada	13,151	15,422	36,148
Sweden	6,934	24,530	—
Germany	6,712	5,293	4,539
Other Europe	4,807	4,064	3,004
China	2,768	800	1,563
Other Asia	1	2	—
Total	$441,435	$415,821	$325,361

(a) We are engaged in a legal dispute with Pegatron Corporation ("Pegatron"), our largest Taiwan-based customer, regarding, among other things, the terms of our patent license agreement, and we are the subject of an investigation by the Taiwan Fair Trade Commission.  See Note 8, “Litigation and Legal Proceedings,” in these Notes to Condensed Consolidated Financial Statements.
During 2015, 2014 and 2013, the following licensees or customers accounted for 10% or more of total revenues:

	2015	2014	2013
Pegatron [a]	31%	18%	30%
Samsung [b]	16%	33%	—%
Sony [c]	14%	< 10%	12%
Intel Mobile Communications GmbH [d]	< 10%	< 10%	18%

(a) 2013 revenues include $71.4 million of past patent royalties. As noted above, we are engaged in a legal dispute with Pegatron. See Note 8, “Litigation and Legal Proceedings,” in these Notes to Condensed Consolidated Financial Statements.
(b) 2014 revenues include $86.2 million of past patent royalties.
(c) 2015 revenues include $21.8 million of past patent royalties
(d) 2013 revenues include $53.3 million of past technology solutions revenue.
At December 31, 2015, 2014 and 2013, we held $289.7 million, $278.1 million and $215.9 million, respectively, or nearly 100% in each year, of our property and equipment and patents in the United States net of accumulated depreciation and amortization. At each of December 31, 2015, 2014 and 2013, we held less than $0.1 million of property and equipment, net of accumulated depreciation, collectively, in Canada, the United Kingdom and South Korea.
5.    PROPERTY AND EQUIPMENT

	December 31,
	2015	2014
Computer equipment and software	$30,066	$27,678
Engineering and test equipment	12,321	11,970
Building and improvements	11,356	11,076
Leasehold improvements	7,544	7,406
Furniture and fixtures	1,513	1,292
Land	695	695
Property and equipment, gross	63,495	60,117
Less: accumulated depreciation	(51,347)	(47,571)
Property and equipment, net	$12,148	$12,546
Depreciation expense was $3.8 million, $3.9 million and $3.6 million in 2015, 2014 and 2013, respectively. Depreciation expense included depreciation of computer software costs of $1.4 million, $1.4 million and $1.0 million in 2015, 2014 and 2013, respectively. Accumulated depreciation related to computer software costs was $15.6 million and $14.3 million at December 31, 2015 and 2014, respectively. The net book value of our computer software was $1.2 million and $2.2 million at December 31, 2015 and 2014, respectively.
During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. The carrying amount of the assets to be sold was $1.1 million as of December 31, 2015, and is still included within Property and Equipment. The gain related to the sale will be recorded within Other Income in our Consolidated Statements of Operations, and the assets sold will be removed from Property and Equipment, at the completion of the lease term.

6.	OBLIGATIONS

	December 31,
	2015	2014
2.50% Senior Convertible Notes due 2016	$230,000	$230,000
1.50% Senior Convertible Notes due 2020	316,000	—
Less:
Unamortized interest discount	(53,114)	(12,165)
Deferred financing costs	(6,117)	(1,629)
Total debt obligations	486,769	216,206
Less: Current portion of long-term debt	227,174	—
Long-term debt obligations	$259,595	$216,206
There were no capital leases remaining at December 31, 2015 or December 31, 2014.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2015 are as follows (in thousands):

2016	$230,000
2017	—
2018	—
2019	—
2020	316,000
Thereafter	—
$546,000
2016 Senior Convertible Notes and related Note Hedge and Warrant Transactions
In April, 2011, we issued $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the “2016 Notes”). The 2016 Notes bear interest at a rate of 2.50% per year, payable in cash on March 15 and September 15 of each year, and mature on March 15, 2016, unless earlier converted or repurchased.
The 2016 Notes are convertible into cash and, if applicable, shares of our common stock at a current conversion rate of 18.2166 shares of common stock per $1,000 principal amount of 2016 Notes (which is equivalent to a conversion price of approximately $54.90 per share), as adjusted as of January 11, 2016 pursuant to the terms of the Indenture for the 2016 Notes. Commencing on December 15, 2015, the 2016 Notes are convertible in multiples of $1,000 principal amount, at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding March 15, 2016, the maturity date of the 2016 Notes. Upon any conversion, the conversion obligation will be settled in cash up to, and including, the principal amount and, to the extent of any excess over the principal amount, in shares of common stock.
The Company may not redeem the 2016 Notes prior to their maturity date.
On March 29 and March 30, 2011, in connection with the offering of the 2016 Notes, InterDigital entered into convertible note hedge transactions that cover, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at an initial strike price that corresponded to the initial conversion price of the 2016 Notes and are exercisable upon conversion of the 2016 Notes.
On April 4, 2011, we paid $37.1 million and $5.6 million for the convertible note hedge transactions entered into on March 29 and March 30, 2011, respectively. The aggregate cost of the convertible note hedge transactions was $42.7 million. As described in more detail below, this cost was partially offset by the proceeds from the sale of the warrants described below.
On March 29 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock. The warrants have a current strike price of approximately $63.18 per share, as adjusted as of January 11, 2016 in connection with the above-referenced adjustment to the conversion rate of the 2016 Notes. The warrants become exercisable in tranches starting in June 2016. As consideration for the warrants issued on March 29 and March 30, 2011, we received, on April 4, 2011, $27.6 million and $4.1 million, respectively.

Accounting Treatment of the 2016 Notes and the related Convertible Note Hedge and Warrant Transactions
The offering of the 2016 Notes on March 29, 2011 was for $200.0 million and included an overallotment option that allowed the initial purchaser to purchase up to an additional $30.0 million aggregate principal amount of 2016 Notes. The initial purchaser exercised its overallotment option on March 30, 2011, bringing the total amount of 2016 Notes issued on April 4, 2011 to $230.0 million.
In connection with the offering of the 2016 Notes, as discussed above, we entered into convertible note hedge transactions with respect to our common stock. The $42.7 million cost of the convertible note hedge transactions was partially offset by the proceeds from the sale of the warrants described above, resulting in a net cost of $10.9 million.
Existing accounting guidance provided that the March 29, 2011 convertible note hedge and warrant contracts be treated as derivative instruments for the period during which the initial purchaser's overallotment option was outstanding. Once the overallotment provision was exercised on March 30, 2011, the March 29 convertible note hedge and warrant contracts were reclassified to equity, as the settlement terms of the Company's note hedge and warrant contracts both provide for net share settlement. There was no material net change in the value of these convertible note hedges and warrants during the one day they were classified as derivatives and the equity components of these instruments will not be adjusted for subsequent changes in fair value.
Under current accounting guidance, we bifurcated the proceeds from the offering of the 2016 Notes between the liability and equity components of the debt. On the date of issuance, the liability and equity components were calculated to be approximately $187.0 million and $43.0 million, respectively. The initial $187.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $43.0 million ($28.0 million net of tax) equity component represents the difference between the fair value of the initial $187.0 million in debt and the $230.0 million of gross proceeds. The related initial debt discount of $43.0 million is being amortized using the effective interest method over the life of the 2016 Notes. An effective interest rate of 7% was used to calculate the debt discount on the 2016 Notes.
In connection with the above-noted transactions, we incurred $8.0 million of directly related costs. The initial purchaser's transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. We allocated $6.5 million of debt issuance costs to the liability component of the debt, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $1.5 million of costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt.
2020 Senior Convertible Notes and related Note Hedge and Warrant Transactions
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 1.50% per year, payable in cash on March 1 and September 1 of each year, commencing September 1, 2015, and mature on March 1, 2020, unless earlier converted or repurchased.
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
We also repurchased 0.8 million shares of our common stock at $53.61 per share, the closing price of the stock on March 5, 2015, from institutional investors through one of the initial purchasers and its affiliate, as our agent, concurrently with the pricing of the offering of the 2020 Notes.
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
In connection with the offering of the 2020 Notes, as discussed above, we entered into convertible note hedge transactions with respect to our common stock. The $59.4 million cost of the convertible note hedge transactions was partially offset by the proceeds from the sale of the warrants described above, resulting in a net cost of $16.5 million. Both the convertible note hedge and warrants were classified as equity.
We bifurcated the proceeds from the offering of the 2020 Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $256.7 million and $59.3 million, respectively. The initial $256.7 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $59.3 million ($38.6 million net of tax) equity component represents the difference between the fair value of the initial $256.7 million in debt and the $316.0 million of gross proceeds. The related initial debt discount of $59.3 million is being amortized using the effective interest method over the life of the 2020 Notes. An effective interest rate of 5.89% was used to calculate the debt discount on the 2020 Notes.
In connection with the above-noted transactions, we incurred $9.3 million of directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $7.0 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The remaining $2.4 million of costs allocated to the equity component were recorded as a reduction of the equity component.
As described in Note 2, "Summary of Significant Accounting Policies," in March 2015, as part of their simplification initiative, the FASB issued amendments to guidance for reporting debt issuance costs. According to the revised standard, an entity will recognize debt issuance costs as a direct deduction from the debt liability as opposed to an asset.
The following table presents the amount of interest cost recognized for the years ended December 31, 2015, 2014 and 2013 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands).

	For the Year Ended December 31,
	2015	2014	2013
Contractual coupon interest	$9,568	$5,750	$5,750
Accretion of debt discount	18,384	9,022	8,423
Amortization of financing costs	2,485	1,303	1,303
Total	$30,437	$16,075	$15,476

7.	COMMITMENTS
Leases
We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.3 million, $3.2 million and $3.3 million in 2015, 2014 and 2013, respectively. Minimum future rental payments for operating leases as of December 31, 2015 are as follows (in thousands):

2016	$4,186
2017	3,173
2018	2,918
2019	2,872
2020	1,995
Thereafter	7,781

8.	LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS (OTHER THAN DE DISTRICT COURT ACTIONS RELATED TO USITC PROCEEDINGS)
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
On July 9, 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the “New York Proceeding”). On the same day, Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”).
On July 24, 2015, Huawei opposed InterDigital’s petition in the New York Proceeding and filed a motion to stay the New York Proceeding pending the Paris Proceeding. On August 14, 2015, InterDigital amended its petition in the New York Proceeding to take into account the issuance of the arbitration panel’s final award. A hearing in the New York Proceeding was held on February 16, 2016. On February 17, 2016, the judge notified the parties that he had rendered a decision on Huawei’s motion to stay the New York Proceeding, finding that the New York Proceeding should be stayed pending the Paris Proceeding, subject to a requirement that Huawei post suitable security, pursuant to Article VI of the New York Convention, in the amount of the final award, together with interest.  The stay is subject to revision should circumstances change, and InterDigital can renew its petition for an order confirming the award after the outcome of the Paris Proceeding is determined.
Huawei filed its brief seeking annulment in the Paris Proceeding on July 24, 2015. A hearing in the Paris Proceeding is scheduled for March 8, 2016.
To date, Huawei has not made any payments under the arbitration award. We will recognize any related revenue in the period in which the amount of revenue is fixed or determinable and collectability is reasonably assured.
Huawei China Proceedings
On February 21, 2012, InterDigital was served with two complaints filed by Huawei Technologies Co., Ltd. in the Shenzhen Intermediate People's Court in China on December 5, 2011. The first complaint named as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, LLC (now InterDigital Communications, Inc.), and alleged that InterDigital had abused its dominant market position in the market for the licensing of essential patents owned by InterDigital by engaging in allegedly unlawful practices, including differentiated pricing, tying and refusal to deal. The second complaint named as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. and alleged that InterDigital had failed to negotiate on FRAND terms with Huawei. Huawei asked the court to determine the FRAND rate for licensing essential Chinese patents to Huawei and also sought compensation for its costs associated with this matter.
On February 4, 2013, the Shenzhen Intermediate People's Court issued rulings in the two proceedings. With respect to the first complaint, the court decided that InterDigital had violated the Chinese Anti-Monopoly Law by (i) making proposals for royalties from Huawei that the court believed were excessive, (ii) tying the licensing of essential patents to the licensing of non-essential patents, (iii) requesting as part of its licensing proposals that Huawei provide a grant-back of certain patent rights to

InterDigital and (iv) commencing a USITC action against Huawei while still in discussions with Huawei for a license. Based on these findings, the court ordered InterDigital to cease the alleged excessive pricing and alleged improper bundling of InterDigital's Chinese essential and non-essential patents, and to pay Huawei 20.0 million RMB (approximately $3.2 million) in damages related to attorneys’ fees and other charges, without disclosing a factual basis for its determination of damages. The court dismissed Huawei's remaining allegations, including Huawei's claim that InterDigital improperly sought a worldwide license and improperly sought to bundle the licensing of essential patents on multiple generations of technologies. With respect to the second complaint, the court determined that, despite the fact that the FRAND requirement originates from ETSI's Intellectual Property Rights policy, which refers to French law, InterDigital's license offers to Huawei should be evaluated under Chinese law. Under Chinese law, the court concluded that the offers did not comply with FRAND. The court further ruled that the royalties to be paid by Huawei for InterDigital's 2G, 3G and 4G essential Chinese patents under Chinese law should not exceed 0.019% of the actual sales price of each Huawei product.
On March 11, 2013, InterDigital filed notices of appeal with respect to the judgments in both proceedings, seeking reversal of the court’s February 4, 2013 rulings. On October 16, 2013, the Guangdong Province High Court issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the second proceeding, and on October 21, 2013, issued a ruling affirming the ruling of the Shenzhen Intermediate People's Court in the first proceeding.
InterDigital believes that the decisions are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating InterDigital’s lump-sum patent license agreement with Apple in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA-800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, including with respect to InterDigital’s now-expired license agreement with Apple, which had been found in an arbitration between InterDigital and Apple to be limited in scope.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.1 million based on the exchange rate as of December 31, 2015), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.

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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.4 million based on the exchange rate as of December 31, 2015). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at December 31, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable in accordance with accounting guidance. Further, any possible range of loss cannot be reasonably estimated at this time.
LG Arbitration
On March 19, 2012, LG Electronics, Inc. filed a demand for arbitration against the Company’s wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Communications, LLC (now InterDigital Communications, Inc.) with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”), initiating an arbitration in Washington, D.C. LG sought a declaration that it held a continuing license to certain technology owned by InterDigital under the parties’ patent license agreement dated January 1, 2006 (the “2006 LG PLA”). On April 18, 2012, InterDigital filed an Answering Statement objecting to the jurisdiction of the ICDR on the ground that LG’s claims are not arbitrable, and denying all claims made by LG in its demand for arbitration. The issue of whether LG’s claim to arbitrability is wholly groundless was appealed to the Federal Circuit. On June 7, 2013, the Federal Circuit issued an opinion holding that the USITC erred in terminating USITC Proceeding (337-TA-800) as to LG because “there is no plausible argument that the parties’ dispute in this case arose under their patent license agreement” and finding that “LG’s assertion of arbitrability was ‘wholly groundless.’” The Federal Circuit reversed the USITC’s order terminating the USITC proceeding as to LG and remanded to the USITC for further proceedings.
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
On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The arbitration tribunal held an evidentiary hearing on July 20-22, 2015 and a supplemental oral argument on October 19, 2015. On December 29, 2015, the arbitration tribunal issued its final award. Rejecting LG’s arguments, the arbitration tribunal found that LG’s license with respect to 3G products under the 2006 LG PLA had terminated as of December 31, 2010, at the expiration of the 2006 LG PLA’s five-year term, and that only LG’s paid-up license with respect to 2G-only products survived the expiration of the term. On February 5, 2016, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award.
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
On June 5, 2015 InterDigital filed an Arbitration Demand with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”) seeking declaratory relief denying all of the claims in Pegatron’s Taiwan Action and for breach of contract. On or about June 10, 2015, InterDigital filed a complaint in the United States District Court for the Northern District of California, San Jose Division (the “CA Northern District Court”) seeking a Temporary Restraining Order, Preliminary Injunction, and Permanent Anti-suit Injunction against Pegatron prohibiting Pegatron from prosecuting the Pegatron Taiwan Action. The complaint also seeks specific performance by Pegatron of the dispute resolution procedures set forth in the Pegatron PLA and compelling arbitration of the disputes in the Pegatron Taiwan Action. On June 29, 2015, the court granted InterDigital’s motion for a temporary restraining order and preliminary injunction requiring Pegatron to take immediate steps to dismiss the Taiwan Action without prejudice. On July 1, 2015, InterDigital was informed that Pegatron had withdrawn its complaint in the Taiwan Intellectual Property Court and that the case had been dismissed without prejudice.
On August 3, 2015, Pegatron filed an answer and counterclaims to InterDigital’s CA Northern District Court complaint. Pegatron accused InterDigital of violating multiple sections of the Taiwan Fair Trade Act, violating Section Two of the Sherman Act, breaching ETSI, IEEE, and ITU contracts, promissory estoppel (pled in the alternative), violating Section 17200 of the California Business & Professions Code, and violating the Delaware Consumer Fraud Act. These counterclaims stem from Pegatron’s accusation that InterDigital violated FRAND obligations. As relief, Pegatron seeks a declaration regarding the appropriate FRAND terms and conditions for InterDigital’s “declared essential patents,” a declaration that InterDigital’s standard essential patents are unenforceable due to patent misuse, an order requiring InterDigital to grant Pegatron a license on FRAND terms, an order enjoining InterDigital’s alleged ongoing breaches of its FRAND commitments, and damages in the amount of allegedly excess non-FRAND royalties Pegatron has paid to InterDigital, plus interest and treble damages. On August 7, 2015, Pegatron responded to InterDigital’s arbitration demand, disputing the arbitrability of Pegatron’s claims. On September 24, 2015, InterDigital moved to compel arbitration and dismiss Pegatron’s counterclaims or, in the alternative, stay the counterclaims pending the parties’ arbitration. Pegatron’s opposition to this motion was filed on October 22, 2015, and InterDigital’s reply was filed on November 12, 2015. On January 20, 2016, the court granted InterDigital’s motion to compel arbitration of Pegatron’s counterclaims and to stay the counterclaims pending the arbitrators’ determination of their arbitrability. On January 27, 2016, the parties stipulated to stay all remaining aspects of the CA Northern District case pending such an arbitrability determination. On the same day, the court granted the stay and administratively closed the case.
Microsoft Sherman Act Delaware Proceedings

On August 20, 2015, Microsoft Mobile, Inc. and MMO (collectively “Microsoft”) filed a complaint in the United States District Court for the District of Delaware against InterDigital, Inc., InterDigital Communications, Inc., InterDigital Technology Corporation, InterDigital Patent Holdings, Inc., InterDigital Holdings, Inc., and IPR Licensing, Inc. The complaint alleges that InterDigital has monopolized relevant markets for 3G and 4G cellular technology in violation of Section 2 of the Sherman Act. As relief, Microsoft seeks declaratory judgments that InterDigital has violated Section 2 of the Sherman Act, that “each of InterDigital’s U.S. patents declared by it to be Essential” to the 3G and 4G standards is unenforceable, and that all agreements InterDigital has entered into in furtherance of its alleged unlawful conduct are void. Microsoft also seeks an award of treble damages and the following injunctive relief: requiring InterDigital to grant Microsoft a non-confidential license to its U.S. standards essential patents (“SEPs”) on FRAND terms as determined by a court, requiring InterDigital to disclose to Microsoft the terms of its other SEP licenses, preventing InterDigital from enforcing any exclusion orders it might receive with respect to its SEPs, and requiring InterDigital to re-assign any declared SEPs that it has assigned to controlled entities.

On November 4, 2015, InterDigital filed a motion to dismiss and to strike Microsoft’s complaint. InterDigital asserts that Microsoft failed to (i) state a Sherman Act claim, (ii) adequately allege the essential elements of monopoly power and exclusionary conduct, (iii) plead its fraud claims with specificity, and (iv) plead any cognizable antitrust injury. InterDigital also claimed that Microsoft’s complaint is barred by the Noerr-Pennington doctrine and that the court should strike Microsoft’s improper prayers for relief and damages arising prior to the applicable statute of limitations. A hearing on this motion is scheduled for March 1, 2016.
REGULATORY PROCEEDINGS
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
USITC PROCEEDINGS AND RELATED DELAWARE DISTRICT COURT PROCEEDINGS
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
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes (see "Huawei Arbitration" below).  Pursuant to the settlement agreement,

InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a fair, reasonable and non-discriminatory (“FRAND”) rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed below under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. As a result, effective February 12, 2014, the Huawei Respondents were terminated from the 337-TA-868 investigation.
From February 10 to February 20, 2014, ALJ Essex presided over the evidentiary hearing in this investigation. The patents in issue in this investigation as of the hearing were U.S. Patent Nos. 7,190,966 (the “’966 patent”) and 7,286,847 (the “’847 patent”) asserted against ZTE and Samsung, and U.S. Patent No. 7,941,151 (the “’151 patent”) asserted against ZTE, Samsung and Nokia.
On June 3, 2014, InterDigital and Samsung filed a joint motion to terminate the investigation as to Samsung on the basis of settlement. The ALJ granted the joint motion by initial determination issued on June 9, 2014, and the USITC determined not to review the initial determination on June 30, 2014.
On June 13, 2014, the ALJ issued an Initial Determination (“ID”) in the 337-TA-868 investigation. In the ID, the ALJ found that no violation of Section 337 had occurred in connection with the importation of 3G/4G devices by ZTE or Nokia, on the basis that the accused devices do not infringe asserted claims 1-6, 8-9, 16-21 or 23-24 of the ’151 patent, claims 1, 3, 6, 8, 9, or 11 of the ’966 patent, or claims 3 or 5 of the ’847 patent. The ALJ also found that claim 16 of the ’151 patent was invalid as indefinite. Among other determinations, the ALJ further determined that InterDigital did not violate any FRAND obligations, a conclusion also reached by the ALJ in the 337-TA-800 investigation, and that Respondents have engaged in patent “hold out.”
On June 30, 2014, InterDigital filed a Petition for Review with the USITC seeking review and reversal of certain of the ALJ’s conclusions in the ID. On the same day, Respondents filed a Conditional Petition for Review urging alternative grounds for affirmance of the ID’s finding that Section 337 was not violated and a Conditional Petition for Review with respect to FRAND issues.
In June 2014, Microsoft Mobile Oy (“MMO”) was added as a respondent in the investigation.
On August 14, 2014, the Commission determined to review in part the June 13, 2014 ID but terminated the investigation with a finding of no violation.
On October 10, 2014, InterDigital filed a petition for review with the Federal Circuit, appealing certain of the adverse determinations in the Commission’s August 8, 2014 final determination including those related to the ’966 and ’847 patents. On June 2, 2015, InterDigital moved to voluntarily dismiss the Federal Circuit appeal, because, even if it were to prevail, it did not believe there would be sufficient time following the court’s decision and mandate for the USITC to complete its proceedings on remand such that the accused products would be excluded before the ’966 and ’847 patents expire in June 2016. The court granted the motion and dismissed the appeal on June 18, 2015.
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
On August 28, 2014, the court granted in part a motion by InterDigital for summary judgment that the asserted ’151 patent is not unenforceable by reason of inequitable conduct, holding that only one of the references forming the basis of defendants’ allegations would remain in issue, and granted a motion by InterDigital for summary judgment that the asserted claims of the ’966 and ’847 patents are not invalid for lack of enablement.
On August 5, 2014, InterDigital and Samsung filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action with prejudice.
By order dated August 28, 2014, MMO was joined in the case as a defendant.

The ZTE trial addressing infringement and validity of the ‘966, ‘847, ‘244 and ‘151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ‘151 patent was required, and the judge decided to hold another trial as to ZTE's infringement of the '151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ‘966, ‘847 and ‘244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The court issued formal judgment to this effect on October 29, 2014.
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
On May 5, 2015, the court scheduled the Nokia Inc./MMO jury trial addressing infringement of the ’244 patent for November 16, 2015. On May 29, 2015, the court entered a new scheduling order for damages and FRAND-related issues due to changes in the schedule of the liability portion of the MMO proceedings, scheduling trials related to damages and FRAND-related issues for October 2016 with ZTE and November 2016 with MMO.
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the U.S. Court of Appeals for the Federal Circuit seeking review of the PTAB’s decision. The appeals are pending. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November 2015 and November 2016 trials concerning infringement of the ‘244 patent and damages and FRAND-related issues, respectively, pending completion of the IPR, including all appeals and subsequent proceedings before the PTAB. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.
On May 12, 2015, Nokia/MMO moved for summary judgment of non-infringement of the ’244 patent, alleging that the accused devices do not practice a particular claim element of the ’244 patent. On June 2, 2015, InterDigital opposed Nokia/MMO’s motion, and filed a cross-motion for partial summary judgment that the accused devices infringe the claim element at issue in Nokia/MMO’s motion for summary judgment. On October 13, 2015, the Delaware District Court denied the pending summary judgment cross-motions without prejudice in light of the stay discussed above, indicating that the motions could be considered refiled if and when the stay is lifted if either party requests it.
On December 21, 2015, the court entered another scheduling order that vacated the October 2016 date for the ZTE trial related to damages and FRAND-related issues as set forth in the May 2015 scheduling order. The parties will discuss a new schedule for the ZTE FRAND-related issues in a joint status report in March 2016.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
USITC Proceeding (337-TA-800)
On July 26, 2011, InterDigital's wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. filed a complaint with the USITC against Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-800 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G wireless devices (including WCDMA- and cdma2000-capable mobile phones, USB sticks, mobile hotspots and tablets and components of such devices) that infringe several of InterDigital's U.S. patents. The action also extended to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital's complaint with the USITC sought an exclusion order that would bar from entry into the United States any infringing 3G wireless devices (and components) that are imported by or on behalf of the 337-TA-800 Respondents, and also sought a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. In May 2012, Huawei Device USA, Inc. was added as a 337-TA-800 Respondent.
The ALJ held an evidentiary hearing from February 12-21, 2013. The patents in issue as of the hearing were U.S. Patent Nos. 8,009,636 (the “’636 patent”), 7,706, 830 (the “’830 patent”), 7,502,406 (the “’406 patent”), 7,616,970 (the “’970 patent”), 7,706,332 (the "‘332 patent"), 7,536,013 (the "‘013 patent") and 7,970,127 (the "‘127 patent"). The ALJ’s Initial Determination (“ID”) issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Among other determinations, with respect to the 337-TA-800 Respondents’ FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital’s licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 16, 2016.
On January 14, 2014, InterDigital and Huawei filed a stipulation of dismissal of their disputes in this action on account of the confidential settlement agreement mentioned above. On the same day, the Delaware District Court granted the stipulation of dismissal.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
USITC Proceeding (337-TA-613)
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
On November 30, 2009, InterDigital filed with the Federal Circuit a petition for review of certain rulings by the USITC. In its appeal, InterDigital sought reversal of the Commission's claim constructions and non-infringement findings with respect to certain claim terms in the ’966 and ’847 patents, vacatur of the Commission's determination of no Section 337 violation and a remand for further proceedings before the Commission. On August 1, 2012, the Federal Circuit issued its decision in the appeal, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission's finding of non-infringement. The Federal Circuit adopted InterDigital's interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia's argument that InterDigital did not satisfy the domestic industry requirement. On September 17, 2012, Nokia filed a combined petition for rehearing by the panel or en banc with the Federal Circuit. On January 10, 2013, the Federal Circuit denied Nokia's petition.
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
In June 2014, MMO was added as a respondent in the investigation.
The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. On April 27, 2015, the ALJ issued his Remand Initial Determination (“RID”). The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the '966 and '847 patents, that there was no evidence of patent hold-up by InterDigital, that there is evidence of reverse hold-up by the respondents, and that the public interest does not preclude issuance of an exclusion order.
On May 11, 2015, Nokia Corporation and MMO each filed petitions to the Commission to review the RID. On June 25, 2015, the Commission issued a notice of its decision to review the RID in part. The Commission determined to review the RID’s findings concerning the application of the Commission’s prior construction of one claim limitation in Investigation Nos. 337-TA-800 and 337-TA-868, the RID’s findings as to whether the accused products satisfy that claim limitation, and the RID’s public interest findings. The Commission issued its final determination on August 28, 2015, finding that issue preclusion applied with respect to the construction of the claim limitations at issue, and issue preclusion also required a finding of non-infringement. The Commission determined there was no violation of Section 337 and terminated the 337-TA-613 investigation. The Commission found that consideration of the public interest issues was moot and did not address them.
Related Delaware District Court Proceeding
In addition, in August 2007, on the same date as the filing of USITC Proceeding (337-TA-613), InterDigital also filed a complaint in the Delaware District Court alleging that Nokia's 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC complaint. The complaint seeks a permanent injunction and damages in an amount to be determined. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action.
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
On November 24, 2015, InterDigital and Nokia voluntarily dismissed this case without prejudice to either party.
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
On November 24, 2015, InterDigital and Nokia jointly withdrew from this arbitration without prejudice to either party.

OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual as of December 31, 2015.

9.	RELATED PARTY TRANSACTIONS
In February 2013, we entered into an R&D collaboration agreement with BIO-key International, Inc. ("BIO-key"), and made a direct investment in the company. The R&D collaboration targeted security technology. As part of the agreement, we acquired approximately 4.0 million shares of BIO-key which were initially valued at $0.5 million. During 2014, we sold approximately 1.4 million of such shares, which had been initially valued at approximately $0.2 million. During 2015, we sold our remaining ownership interest, which had been initially valued at approximately $0.3 million. In 2015 and 2014, we paid zero to BIO-key in relation to the collaboration agreement previously discussed.
On  September 17, 2013, InterDigital announced that it had entered into a development agreement with a wholly owned subsidiary of DDD Group plc ("DDD") regarding its next generation HD and UHD video processing technologies. Under the terms of the development agreement, DDD and InterDigital collaborated on a video technology project. As part of the agreement, we acquired approximately 7.0 million shares of DDD that were initially valued at $0.9 million. In 2015 and 2014, we paid zero to DDD in relation to the development agreement previously discussed.

10.	COMPENSATION PLANS AND PROGRAMS
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based RSU awards and performance-based awards under the LTCP. Our LTCP typically includes annual grants with a three-year vesting period; as a result, in any one year, we are typically accounting for three active LTCP cycles. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the 2009 Plan discussed below. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future.
Stock Plans
On June 4, 2009, our shareholders adopted and approved the 2009 Stock Incentive Plan (the “2009 Plan”), under which current or prospective officers and employees and non-employee directors, consultants and advisors can receive share-based awards such as RSUs, restricted stock, stock options and other stock awards. Our shareholders re-approved the material terms of the 2009 Plan on June 12, 2014. We issue the share-based awards authorized under the 2009 Plan through a variety of compensation programs.
The following table summarizes changes in the number of equity instruments available for grant (in thousands) under the 2009 Plan for the current year:

Available for Grant
Balance at December 31, 2014	1,445
RSUs granted (a)	(379)
Options granted	(94)
Options expired and RSUs canceled	431
Balance at December 31, 2015	1,403

(a)	RSUs granted include time-based RSUs, performance-based RSUs and dividend equivalents.
RSUs and Restricted Stock
Under the 2009 Plan, we may issue RSUs and/or shares of restricted stock to current or prospective officers and employees and non-employee directors, consultants and advisors. Any cancellations of outstanding RSUs granted under the 2009 Plan will increase the number of RSUs and/or shares of restricted stock remaining available for grant under the 2009 Plan. The RSUs vest over periods generally ranging from 0 to 3 years from the date of the grant. During 2015 and 2014, we granted approximately 0.3 million and 0.6 million RSUs, respectively, under the 2009 Plan. We have issued less than 0.1 million shares of restricted stock under the 2009 Plan.

At December 31, 2015 and 2014, we had unrecognized compensation cost related to share-based awards of $18.1 million and $17.9 million, respectively. For grants made in 2015, 2014 and 2013 that cliff vest, we expect to amortize the associated unrecognized compensation cost at December 31, 2015 on a straight-line basis over a three-year period.

Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range for performance-based RSU awards can be anywhere from 0 to 2 times the value of the award.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2014	1,902	$35.73
Granted*	379	52.06
Forfeited*	(62)	38.12
Vested*	(490)	41.29
Balance at December 31, 2015	1,729	$37.65

* These numbers include less than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSU awards when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout level of 200%.

The total vest date fair value of the RSUs that vested in 2015, 2014 and 2013 was $26.3 million, $7.7 million and $6.5 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2015, 2014 and 2013 was $41.29, $31.29 and $42.34, respectively.
Other RSU Grants
We also grant RSUs to all non-management Board members and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
Stock Options
The 2009 Plan allows for the granting of incentive and non-qualified stock options, as well as other securities. The 2009 Plan authorizes the issuance of up to 3.0 million shares of common stock pursuant to incentive stock options. The administrator of the 2009 Plan, initially the Compensation Committee of the Board of Directors, determines the number of options to be granted. Annually, since 2013, both incentive and non-qualified stock options have been granted pursuant to the LTCP under the 2009 Plan. Under the terms of the 2009 Plan, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Under the 2009 Plan, options are generally exercisable for a period of between 7 to 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. We also have approximately 0.1 million options outstanding under a prior stock plan that have an indefinite contractual life.
Information with respect to current year stock option activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2014	336	$24.90
Granted	94	52.85
Canceled	(4)	44.19
Exercised	(5)	9.28
Balance at December 31, 2015	421	$31.16
The weighted average remaining contractual life of our outstanding options was 12.3 years as of December 31, 2015. We currently have approximately 0.1 million options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a prior stock plan. For purposes of calculating the weighted average remaining contractual life, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.00 and $11.63. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.3 million and $1.0 million, respectively. The total intrinsic value of our options outstanding at December 31, 2015 was $7.9 million. In 2015, we recorded cash received from the exercise of options of less than $0.1 million. Upon option exercise, we issued new shares of stock.
At both December 31, 2015 and 2014, we had approximately 0.3 million options outstanding that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would have generated cash proceeds to the Company of $8.2 million and $8.4 million, respectively, if they had been fully exercised on those dates.
401(k)
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our contribution expense was approximately $1.0 million for each of 2015, 2014 and 2013. At our discretion, we may also make a profit-sharing contribution to our employees’ 401(k) accounts.

11.	TAXES
Our income tax provision consists of the following components for 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current
Federal	$42,181	$49,049	$(6,093)
State	415	2,499	225
Foreign source withholding tax	55,276	70,703	23,269
	97,872	122,251	17,401
Deferred
Federal	(89,026)	(121,937)	(18,727)
State	554	(437)	2,614
Foreign source withholding tax	55,221	52,231	24,548
	(33,251)	(70,143)	8,435
Total	$64,621	$52,108	$25,836
The deferred tax assets and liabilities were comprised of the following components at December 31, 2015 and 2014 (in thousands):

	2015
	Federal	State	Foreign	Total
Net operating losses	$—	$81,965	$140	$82,105
Deferred revenue, net	94,203	8	22,473	116,684
Stock compensation	8,147	1,452	—	9,599
Patent amortization	21,217	—	—	21,217
Depreciation	929	(64)	—	865
Other-than-temporary impairment	494	46	—	540
Other accrued liabilities	7,416	509	—	7,925
Other employee benefits	1,888	141	—	2,029
	134,294	84,057	22,613	240,964
Less: valuation allowance	—	(81,893)	—	(81,893)
Net deferred tax asset	$134,294	$2,164	$22,613	$159,071

	2014
	Federal	State	Foreign	Total
Net operating losses	$—	$71,837	$4	$71,841
Deferred revenue, net	50,575	41	22,657	73,273
Stock compensation	10,567	1,751	—	12,318
Patent amortization	18,337	—	—	18,337
Depreciation	1,110	29	—	1,139
Other accrued liabilities	1,097	(28)	—	1,069
Other-than-temporary impairment	10,010	154	—	10,164
Other employee benefits	8,784	668	—	9,452
	100,480	74,452	22,661	197,593
Less: valuation allowance	—	(71,731)	—	(71,731)
Net deferred tax asset	$100,480	$2,721	$22,661	$125,862
The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State tax provision	0.5%	0.1%	4.1%
Change in federal and state valuation allowance	—%	—%	0.4%
Research and development tax credits	(1.2)%	(4.7)%	—%
Uncertain tax positions	—%	0.9%	—%
Permanent differences	1.2%	1.5%	3.5%
Settlement with taxing authorities	0.1%	1.1%	—%
Other	0.1%	0.1%	(1.1)%
Total tax provision	35.7%	34.0%	41.9%
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the majority of our state deferred tax assets will not be utilized; therefore we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2015. All other deferred tax assets are fully benefited.
We recognize excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with and without approach excluding any indirect effects of the excess tax deductions. Under the approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During 2015, we realized $2.5 million of tax windfalls and accordingly recorded a corresponding credit to additional paid-in capital. During 2014, we recorded a shortfall of $1.2 million and recorded a corresponding debit to additional paid-in capital. We had sufficient windfall benefits previously recorded in additional paid-in capital to offset the shortfall in 2014. During 2013, we realized $0.8 million of such excess tax benefits for federal purposes, and accordingly recorded a corresponding credit to additional paid-in capital. As of December 31, 2015 and 2014, we had $12.3 million and $12.2 million, respectively, of state unrealized tax benefits associated with share-based compensation. These state tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.
Uncertain Income Tax Positions
As of December 31, 2015, 2014 and 2013, we had $1.5 million, $1.4 million and zero, respectively, of unrecognized tax benefits. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2015, the reserve was increased for interest and penalty on previously recognized reserves, and we also established a reserve of $0.1 million related to the recognition of the 2015 research and development credit. During 2014, we established a reserve of $0.7 million related to the recognition of a gross benefit for research and development credits. We also recorded $0.7 million of unrecognized tax benefits related to certain deductions that may not be allowed by the Internal Revenue Code.
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2013 through 2015 (in thousands):

	2015	2014	2013
Balance as of January 1	$1,361	$—	$—
Tax positions related to current year:
Additions	141	95	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	1,266	—
Reductions	(33)	—	—
Settlements	—	—	—
Lapses in statues of limitations	—	—	—
Balance as of December 31	$1,469	$1,361	$—
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we had zero unrecognized tax benefits as of December 31, 2013, we also had zero accrued interest as of the same date. For certain positions that related to years prior to 2015, we have recorded less than $0.1 million of accrued interest during 2015 and 2014.
The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2010 to the present are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2019. The 2015 return is expected to be filed by September 15, 2016 and the statute of limitations will expire three years from the date it is filed. Specific tax treaty procedures remain open for certain jurisdictions for 2006, 2007 and 2008. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years. The total amount of state net operating losses is $1.5 billion.
The U.S. Internal Revenue Service ("IRS") has concluded their audit of tax years 2010 through 2012 and the refund, related to research and development tax credits, was being reviewed by the Joint Committee on Taxation, as all refund claims in excess of $5.0 million are reviewed. Subsequent to December 31, 2015, we received notice from the Joint Committee on Taxation that its review was concluded with no changes. We expect to receive the refund amount as filed. Additionally, we will reverse our reserve for unrecognized tax benefits of $0.6 million in first quarter 2016. We are under audit by one state for tax years 2012 through 2013. Currently we do not expect any material adjustments to our previous tax filings as a result of this audit. No other federal, state or foreign audits are in process.
The IRS examination for 2011 was closed in 2014 resulting in no changes. A state audit for the years 2002 to 2008 was concluded in 2014 resulting in a $2.5 million settlement. Additional periods, 2010 to 2012, were resolved in 2015 resulting in a $0.4 million settlement.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2015, 2014 and 2013, we paid $55.3 million, $70.7 million and $23.3 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2006 and 2015, we paid approximately $295.1 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

12.	EQUITY TRANSACTIONS
Repurchase of Common Stock

In May 2012, our Board of Directors authorized a share repurchase program, which was then expanded in June 2012 to increase the amount of the program from $100 million to $200 million (the "2012 Repurchase Program"). Of the $200 million authorized under the 2012 Repurchase Program, $106.8 million was utilized prior to the termination of the program in June 2014. In June 2014, our Board of Directors authorized a new share repurchase program, which was expanded in June 2015 to increase the amount of the program from $300 million to $400 million (the “2014 Repurchase Program"). We may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
    The table below sets forth for the periods presented the number of shares repurchased and the dollar value of shares repurchased under the 2012 Repurchase Program and the 2014 Repurchase Program, in thousands.

	2012 Repurchase Program		2014 Repurchase Program		Total Both Programs
	# of Shares	Value	# of Shares	Value	# of Shares	Value
2015	—	$—	1,836	$96,410	1,836	$96,410
2014	—	—	3,554	152,625	3,554	152,625
2013	917	29,135	—	—	917	29,135
Prior to 2013	2,552	77,694	—	—	2,552	77,694
Total	3,469	$106,829	5,390	$249,035	8,859	$355,864
Dividends
Cash dividends on outstanding common stock declared in 2015 and 2014 were as follows (in thousands, except per share data):

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
Fourth quarter	0.20	7,068	28,726
	$0.80	$28,726

2014
First quarter	$0.10	$3,954	$3,954
Second quarter	0.20	8,033	11,987
Third quarter	0.20	7,666	19,653
Fourth quarter	0.20	7,500	27,153
	$0.70	$27,153
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
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we entered into privately negotiated warrant transactions with Barclays Bank PLC through its agent, Barclays Capital Inc., whereby we sold to Barclays Bank PLC warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at a strike price of approximately $63.18 per share, subject to adjustment, as updated. The warrants become exercisable in tranches starting in June 2016. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, we received $27.6 million and $4.1 million, respectively, on April 4, 2011.

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

13.	SELECTED QUARTERLY RESULTS (UNAUDITED)
The table below presents quarterly data for the years ended December 31, 2015 and 2014:

	First	Second	Third	Fourth
	(In thousands, except per share amounts, unaudited)
2015
Revenues	$110,378	$118,551	$100,408	$112,098
Net income applicable to InterDigital, Inc.'s common shareholders	$29,065	$32,602	$24,520	$33,038
Net income per common share — basic	$0.79	$0.91	$0.68	$0.93
Net income per common share — diluted	$0.78	$0.89	$0.68	$0.92
2014
Revenues (a)	$57,844	$194,234	$77,622	$86,121
Net income applicable to InterDigital, Inc.'s common shareholders	$(1,861)	$78,901	$13,512	$13,790
Net income per common share — basic	$(0.05)	$1.95	$0.34	$0.37
Net income per common share — diluted	$(0.05)	$1.93	$0.34	$0.36

(a) In second quarter 2014, we recognized $119.9 million of past patent royalties primarily due to new patent license agreements.
14. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of December 31, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $24.2 million and $0.8 million, respectively. Assets included $19.0 million of cash and cash equivalents and $5.2 million of patents, net. As of December 31, 2014, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $15.3 million and $0.4 million, respectively. Assets included $11.4 million of cash and cash equivalents and $3.9 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
Convida Wireless
On September 26, 2015, we renewed and expanded our joint venture with Sony, Convida Wireless, to include 5G technologies. Convida Wireless was launched in 2013 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity.  Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.  SCP IP Investment LLC, an affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the years ended December 31, 2015, 2014 and 2013, we have allocated approximately $2.8 million, $2.9 million and $2.5 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
On October 17, 2013, we announced the establishment of the Signal Trust for Wireless Innovation ("Signal Trust"), the goal of which is to monetize a large patent portfolio related to cellular infrastructure.

The more than 500 patents and patent applications transferred from InterDigital to the Signal Trust focus primarily on 3G and LTE technologies, and were developed by InterDigital's engineers and researchers over more than a decade, with a number of the innovations contributed to the worldwide standards process.
InterDigital is the primary beneficiary of the Signal Trust. The distributions from the Signal Trust will support continued research related to cellular wireless technologies.  A small portion of the proceeds from the Signal Trust will be used to fund, through the newly formed Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate.
The Signal Trust is a variable interest entity. Based on the terms of the Trust Agreement, we have determined that we are the primary beneficiary for accounting purposes and must consolidate the Signal Trust.
15. SUBSEQUENT EVENTS
We anticipate a severance charge in the range of $1.5 million to $2.0 million during first quarter 2016 related to ongoing efforts to optimize our cost structure.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2016 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

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
(1)Financial Statements.
The information required by this item begins on Page 60.
(2)Financial Statement Schedules.
The following financial statement schedule of InterDigital is included herewith and should be read in conjunction with the Financial Statements included in this Item 15.
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2015 valuation allowance for deferred tax assets	$71,679	$10,214	(a)	$—	$81,893
2014 valuation allowance for deferred tax assets	$70,492	$1,187	(a)	$—	$71,679
2013 valuation allowance for deferred tax assets	$68,378	$2,114	(a)	$—	$70,492
2015 reserve for uncollectible accounts	$1,654	$(1,654)	(b)	$—	$—
2014 reserve for uncollectible accounts	$1,750	$(96)		$—	$1,654
2013 reserve for uncollectible accounts	$1,750	$—		$—	$1,750

(a)	The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The decrease relates to the reversal of a bad debt reserve as a result of a settlement agreement with a technology solutions customer.
(3)Exhibits.
See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. ("InterDigital") (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
	*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated January 30, 2015).
	*4.1	Indenture, dated April 4, 2011, between InterDigital and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
	*4.2	Form of 2.50% Senior Convertible Note due 2016 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).
	*4.3	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Quarterly Report on Form 10-Q dated April 28, 2011).
	*4.4	Indenture, dated March 11, 2015, between InterDigital and the Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
	*4.5	Form of 1.50% Senior Convertible Note due 2020 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
Real Estate Leases
	*10.1	Lease Agreement effective March 1, 2012 by and between InterDigital and Musref Bellevue Parkway, LP (Exhibit 10.5 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2012).
Benefit Plans

†*10.2	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991).
†*10.3	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.4	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.5	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
†*10.6	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.7	2015 Amendment to 2009 Stock Incentive Plan, effective as of June 11, 2015 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 30, 2015).
†*10.8
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Restricted Stock Units (Discretionary Award) (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated January 28, 2013).

†*10.9
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Restricted Stock Units (LTCP Time-Based Award) (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated January 28, 2013).

†*10.10
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Restricted Stock Units (LTCP Performance-Based Award) (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated January 28, 2013).

†*10.11	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (LTCP Award) (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated January 28, 2013).
†*10.12	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Time-Based Restricted Stock Units (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).
†*10.13
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Performance-Based Restricted Stock Units (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).

†*10.14	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (Exhibit 10.5 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).
†*10.15	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.16	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.17	Compensation Program for Non-Management Directors (as amended September 2012) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.18	Compensation Program for Non-Management Directors (as amended June 2015) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated July 30, 2015).
†*10.19	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.20	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).
Employment-Related Agreements
†*10.21
Indemnity Agreement dated as of March 19, 2003 by and between InterDigital and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Jeffrey K. Belk, Richard J. Brezski, S. Douglas Hutcheson, John A. Kritzmacher, Scott A. McQuilkin, William J. Merritt, James J. Nolan, Kai O. Öistämö, Jean F. Rankin, Robert S. Roath, Lawrence F. Shay and Philip P. Trahanas) (Exhibit 10.47 to InterDigital's Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.22
Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and between InterDigital Communications Corporation, InterDigital and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: Richard J. Brezski, William J. Merritt, James J. Nolan, Robert S. Roath and Lawrence F. Shay) (Exhibit 10.90 to InterDigital's Quarterly Report on Form 10-Q dated August 9, 2007).

†*10.23	Employment Agreement dated March 14, 2013 between InterDigital and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.24	Employment Agreement dated March 14, 2013 between InterDigital and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.25	Employment Agreement dated March 14, 2013 between InterDigital and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.26	Employment Agreement dated March 14, 2013 between InterDigital and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.27	Employment Agreement dated March 14, 2013 between InterDigital and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†10.28	Employment Agreement dated May 1, 2014 between InterDigital and Byung K. Yi.
Other Material Contracts
*10.29
Bond Hedge Transaction Confirmation, dated March 29, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.30
Bond Hedge Transaction Confirmation, dated March 30, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.31
Warrant Transaction Confirmation, dated March 29, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.32
Warrant Transaction Confirmation, dated March 30, 2011, by and between InterDigital and Barclays Bank PLC, through its agent, Barclays Capital Inc. (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated April 4, 2011).

*10.33	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*10.34	Form of Warrant Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
101
The following financial information from InterDigital's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Shareholders' Equity and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

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
INTERDIGITAL, INC.

Date: February 18, 2016	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2016	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 18, 2016	/s/ Jeffrey K. Belk
Jeffrey K. Belk, Director

Date: February 18, 2016	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 18, 2016	/s/ Kai O. Öistämö
Kai O. Öistämö, Director

Date: February 18, 2016	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 18, 2016	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 18, 2016	/s/ Philip P. Trahanas
Philip P. Trahanas, Director

Date: February 18, 2016	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2016	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer)