Form 10-Q
period 2016-03-31
InterDigital, Inc.
filed 2016-04-28
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,573,097
Title of Class	Outstanding at April 26, 2016

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2016	DECEMBER 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,307	$510,207
Short-term investments	134,387	423,501
Accounts receivable	114,608	53,868
Prepaid and other current assets	24,794	23,391
Total current assets	798,096	1,010,967
PROPERTY AND EQUIPMENT, NET	12,802	12,148
PATENTS, NET	278,588	277,579
DEFERRED TAX ASSETS	171,863	160,572
OTHER NON-CURRENT ASSETS	13,312	13,219
	476,565	463,518
TOTAL ASSETS	$1,274,661	$1,474,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$227,174
Accounts payable	18,293	19,002
Accrued compensation and related expenses	9,953	26,013
Deferred revenue	109,951	106,229
Taxes payable	13,446	1,405
Dividends payable	6,923	7,068
Other accrued expenses	12,659	13,082
Total current liabilities	171,225	399,973
LONG-TERM DEBT	262,635	259,595
LONG-TERM DEFERRED REVENUE	331,162	289,039
OTHER LONG-TERM LIABILITIES	4,471	3,983
TOTAL LIABILITIES	769,493	952,590
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,249 and 70,130 shares issued and 34,663 and 35,414 shares outstanding	703	701
Additional paid-in capital	666,426	663,073
Retained earnings	868,018	847,033
Accumulated other comprehensive income (loss)	74	(178)
	1,535,221	1,510,629
Treasury stock, 35,586 and 34,716 shares of common held at cost	1,040,509	1,000,110
Total InterDigital, Inc. shareholders’ equity	494,712	510,519
Noncontrolling interest	10,456	11,376
Total equity	505,168	521,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,274,661	$1,474,485

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
REVENUES:
Patent licensing royalties	$106,954	$108,973
Technology solutions	810	1,405
	$107,764	$110,378

OPERATING EXPENSES:
Patent administration and licensing	27,167	31,625
Development	20,269	17,991
Selling, general and administrative	11,972	9,518
	59,408	59,134

Income from operations	48,356	51,244

OTHER EXPENSE (NET)	(7,137)	(5,236)
Income before income taxes	41,219	46,008
INCOME TAX PROVISION	(14,068)	(17,676)
NET INCOME	$27,151	$28,332
Net loss attributable to noncontrolling interest	(920)	(733)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$28,071	$29,065
NET INCOME PER COMMON SHARE — BASIC	$0.80	$0.79
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	35,045	36,954
NET INCOME PER COMMON SHARE — DILUTED	$0.79	$0.78
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,377	37,329
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
Net income	$27,151	$28,332
Unrealized gain (loss) on investments, net of tax	252	(5)
Comprehensive income	$27,403	$28,327
Comprehensive loss attributable to noncontrolling interest	(920)	(733)
Total comprehensive income attributable to InterDigital, Inc.	$28,323	$29,060

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,151	$28,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,876	11,640
Amortization of deferred financing costs and accretion of debt discount	5,866	3,641
Deferred revenue recognized	(34,594)	(44,157)
Increase in deferred revenue	80,440	72,503
Deferred income taxes	(11,291)	(6,559)
Tax benefit from share-based compensation	(46)	—
Share-based compensation	6,643	2,978
Other	(141)	539
(Increase) decrease in assets:
Receivables	(60,740)	(51,367)
Deferred charges and other assets	(1,344)	(3,485)
Increase (decrease) in liabilities:
Accounts payable	(1,232)	(4,379)
Accrued compensation and other expenses	(19,356)	(19,476)
Accrued taxes payable and other tax contingencies	12,001	11,561
Net cash provided by operating activities	16,233	1,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(19,446)	(48,881)
Sales of short-term investments	308,936	100,256
Purchases of property and equipment	(1,594)	(838)
Capitalized patent costs	(8,062)	(8,427)
Acquisition of patents	(4,500)	(20,000)
Net cash provided by investing activities	275,334	22,110
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	—	1,275
Payments on long-term debt	(230,000)	—
Proceeds from issuance of senior convertible notes	—	316,000
Purchase of convertible bond hedge	—	(59,376)
Proceeds from issuance of warrants	—	42,881
Payments of debt issuance costs	—	(9,403)
Dividends paid	(7,068)	(7,433)
Tax benefit from share-based compensation	—	1,539
Repurchase of common stock	(40,399)	(50,731)
Net cash (used in) provided by financing activities	(277,467)	234,752
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	14,100	258,633
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	510,207	428,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$524,307	$687,200
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	5,245	2,875
Income taxes paid, including foreign withholding taxes	14,423	12,714
Non-cash investing and financing activities:
Dividend payable	6,923	7,232
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(523)	327
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2016, and the results of our operations for the three months ended March 31, 2016 and 2015 and our cash flows for the three months ended March 31, 2016 and 2015. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (our “2015 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2016. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates in our existing accounting policies from the disclosures included in our 2015 Form 10-K except as stated below in "New Accounting Guidance."
New Accounting Guidance
Accounting Standards Update: Stock Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. (Early adoption is permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period.) We are currently evaluating the effect that adopting this guidance will have on the Company's financial position, results of operations or cash flows.
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
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. On April 14, 2016, the FASB amended the guidance by issuing ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. We are currently evaluating the effect that adopting this guidance will have on the Company's financial position, results of operations or cash flows.
2. SALE-LEASEBACK
During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. The carrying amount of the assets to be sold is $1.1 million as of March 31, 2016, and is still included within Property and Equipment. The gain related to the sale will be recorded within Other Expense (Net) in our Consolidated Statements of Operations, and the assets sold will be removed from Property and Equipment, at the completion of the lease term in second quarter 2016.
3. INCOME TAXES
In first quarter 2016, our effective tax rate was approximately 34.1% as compared to 38.4% during first quarter 2015, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in our effective tax rate was primarily attributable to the inclusion of an estimated U.S. federal research and development tax credit and a partial reversal of a tax reserve in first quarter 2016. The U.S. federal research and development tax credit received a permanent extension in December 2015. In first quarter 2016, we reversed a portion of our tax reserve upon completion of the Joint Committee on Taxation's review of the U.S. tax audit for the tax years 2010 through 2012. Additionally, our first quarter 2015 effective tax rate included a higher level of certain deductions that were not allowed for tax purposes, contributing to the higher effective tax rate as compared to first quarter 2016.
During first quarter 2016 and 2015, we paid approximately $14.3 million and $12.3 million, respectively, of foreign source withholding tax. Additionally, as of March 31, 2016, included within our taxes payable and deferred tax asset balances was $13.4 million of foreign source withholding tax and the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. This balance is related to a receivable from foreign licensees.
4. NET INCOME PER SHARE
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

	For the Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$28,071	$28,071	$29,065	$29,065
Denominator:
Weighted-average shares outstanding: Basic	35,045	35,045	36,954	36,954
Dilutive effect of stock options, RSUs, convertible securities and warrants		332		375
Weighted-average shares outstanding: Diluted		35,377		37,329
Earnings Per Share:
Net income: Basic	$0.80	$0.80	$0.79	$0.79
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.01)		(0.01)
Net income: Diluted		$0.79		$0.78

Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock for first quarter 2016 and first quarter 2015, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Restricted stock units and stock options	173	18
Convertible securities	7,724	5,100
Warrants	8,496	5,100
Total	16,393	10,218
5. LITIGATION AND LEGAL PROCEEDINGS
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
On June 9, 2015, InterDigital filed a petition in the United States District Court for the Southern District of New York (the “New York District Court”) for an order confirming the arbitration award (the “New York Proceeding”). On the same day, Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”).
On July 24, 2015, Huawei opposed InterDigital’s petition in the New York Proceeding and filed a motion to stay the New York Proceeding pending the Paris Proceeding. On August 14, 2015, InterDigital amended its petition in the New York Proceeding to take into account the issuance of the arbitration panel’s final award. A hearing in the New York Proceeding was held on February 16, 2016. On February 17, 2016, the judge notified the parties that he had rendered a decision on Huawei’s motion to stay the New York Proceeding, finding that the New York Proceeding should be stayed pending the Paris Proceeding, subject to a requirement that Huawei post suitable security, pursuant to Article VI of the New York Convention, in the amount of the final award, together with interest. The stay is subject to revision should circumstances change, and InterDigital can renew its petition for an order confirming the award following the outcome of the Paris Proceeding. On March 28, 2016, the New York District Court issued an order setting the amount of Huawei’s security.
Huawei filed its brief seeking annulment in the Paris Proceeding on July 24, 2015. A hearing in the Paris Proceeding was held on March 8, 2016. On April 12, 2016, the Paris Court of Appeal denied Huawei’s request to annul the arbitration award. Huawei has indicated that it is considering an appeal of the Paris Court of Appeal decision to the highest court in France. On April 26, 2016, the parties submitted a proposed order to the New York District Court, which was entered by the court that same day, notifying the court of their agreements regarding payments under the partial and final arbitration awards and the status of the New York Proceeding. As it considers whether to pursue an appeal of the Paris Court of Appeal decision, Huawei has agreed to make payments, without prejudice to its right to a further appeal, of amounts currently outstanding and amounts that become due under the arbitration awards (including the resulting license agreement). In addition, InterDigital has agreed not to seek to lift the stay in the New York Proceeding pending receipt of all such payments and pending any further appeal that Huawei has the right to pursue to the courts of France, and not to require Huawei to post security.
We expect the first payment under the arbitration awards and license agreement to be made in second quarter 2016. We will recognize the related revenue in the period in which all criteria for revenue recognition have been met.

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

ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.1 million based on the exchange rate as of March 31, 2016), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.4 million based on the exchange rate as of March 31, 2016). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at March 31, 2016 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance. Further, the possible range of loss, if any, cannot be reasonably estimated at this time.
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
On June 9, 2014, the arbitration tribunal lifted the temporary stay at the request of the parties. The arbitration tribunal held an evidentiary hearing on July 20-22, 2015 and a supplemental oral argument on October 19, 2015. On December 29,

2015, the arbitration tribunal issued its final award. Rejecting LG’s arguments, the arbitration tribunal found that LG’s license with respect to 3G products under the 2006 LG PLA had terminated as of December 31, 2010, at the expiration of the 2006 LG PLA’s five-year term, and that only LG’s paid-up license with respect to 2G-only products survived the expiration of the term. On February 5, 2016, InterDigital filed a petition in the New York District Court for an order confirming the arbitration award. On February 29, 2016, the New York District Court entered judgment on InterDigital’s petition to confirm the arbitration award.
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
On August 3, 2015, Pegatron filed an answer and counterclaims to InterDigital’s CA Northern District Court complaint. Pegatron accused InterDigital of violating multiple sections of the Taiwan Fair Trade Act, violating Section Two of the Sherman Act, breaching ETSI, IEEE, and ITU contracts, promissory estoppel (pled in the alternative), violating Section 17200 of the California Business & Professions Code, and violating the Delaware Consumer Fraud Act. These counterclaims stem from Pegatron’s accusation that InterDigital violated FRAND obligations. As relief, Pegatron seeks a declaration regarding the appropriate FRAND terms and conditions for InterDigital’s “declared essential patents,” a declaration that InterDigital’s standard essential patents are unenforceable due to patent misuse, an order requiring InterDigital to grant Pegatron a license on FRAND terms, an order enjoining InterDigital’s alleged ongoing breaches of its FRAND commitments, and damages in the amount of allegedly excess non-FRAND royalties Pegatron has paid to InterDigital, plus interest and treble damages. On August 7, 2015, Pegatron responded to InterDigital’s arbitration demand, disputing the arbitrability of Pegatron’s claims. On September 24, 2015, InterDigital moved to compel arbitration and dismiss Pegatron’s counterclaims or, in the alternative, stay the counterclaims pending the parties’ arbitration. Pegatron’s opposition to this motion was filed on October 22, 2015, and InterDigital’s reply was filed on November 12, 2015. On January 20, 2016, the court granted InterDigital’s motion to compel arbitration of Pegatron’s counterclaims and to stay the counterclaims pending the arbitrators’ determination of their arbitrability. On January 27, 2016, the parties stipulated to stay all remaining aspects of the CA Northern District case pending such an arbitrability determination. On the same day, the court granted the stay and administratively closed the case. The arbitration remains pending.
Microsoft Sherman Act Delaware Proceedings

On August 20, 2015, Microsoft Mobile, Inc. and Microsoft Mobile Oy (collectively “Microsoft”) filed a complaint in the United States District Court for the District of Delaware (the “Delaware District Court”) against InterDigital, Inc., InterDigital Communications, Inc., InterDigital Technology Corporation, InterDigital Patent Holdings, Inc., InterDigital Holdings, Inc., and IPR Licensing, Inc. The complaint alleges that InterDigital has monopolized relevant markets for 3G and 4G cellular technology in violation of Section 2 of the Sherman Act. As relief, Microsoft seeks declaratory judgments that InterDigital has violated Section 2 of the Sherman Act, that “each of InterDigital’s U.S. patents declared by it to be Essential” to the 3G and 4G standards is unenforceable, and that all agreements InterDigital has entered into in furtherance of its alleged unlawful conduct are void. Microsoft also seeks an award of treble damages and the following injunctive relief: requiring InterDigital to grant Microsoft a non-confidential license to its U.S. standards essential patents (“SEPs”) on FRAND terms as determined by a court, requiring InterDigital to disclose to Microsoft the terms of its other SEP licenses, preventing InterDigital from enforcing any exclusion orders it might receive with respect to its SEPs, and requiring InterDigital to re-assign any declared SEPs that it has assigned to controlled entities.

On November 4, 2015, InterDigital filed a motion to dismiss and to strike Microsoft’s complaint. A hearing on this motion was held on March 1, 2016, and on April 13, 2016, the Delaware District Court denied InterDigital’s motion. On April 27, 2016, InterDigital filed a motion with the Delaware District Court to certify questions addressed in the court’s April 13, 2016 decision for interlocutory appeal.
Sharp Arbitration

On December 19, 2014, Sharp Corporation (“Sharp”) filed a demand for arbitration against the Company’s wholly owned subsidiary InterDigital Technology Corporation (“ITC”) with the American Arbitration Association’s International Center for Dispute Resolution.  Sharp’s demand for arbitration is based on ITC’s alleged breach of the August 10, 2001 patent license agreement (as amended) (the “2001 PLA”) between Sharp and ITC.  Sharp claims that ITC breached its FRAND commitments under the ETSI IPR policy, Section 6.1, by enforcing the 2001 PLA, thereby requiring Sharp to pay what it alleges to be excessive and discriminatory royalties.  Sharp also claims that ITC breached the implied covenant of good faith and fair dealing in the 2001 PLA by charging what Sharp alleges are excessive and discriminatory royalties. Sharp further alleges that ITC should be promissorily estopped from charging allegedly excessive and discriminatory royalties, and that ITC should provide an accounting of overpayments resulting from ITC’s alleged failure to observe its FRAND commitments.  Sharp is seeking (a) a declaration that ITC breached its FRAND commitments and breached the implied covenant of good faith and fair dealing, (b) calculation of new FRAND rates for the 2001 PLA, and (c) an order that ITC must return an amount to be determined for Sharp’s alleged overpayment under the 2001 PLA. Based on recent submissions by Sharp, we have reason to believe that Sharp may seek to amend its claims to allege that ITC breached a contractual provision that was included in the original 2001 PLA, prior to subsequent amendment. In addition, based on recent submissions by Sharp, we have reason to believe that Sharp may seek as damages a refund of a substantial majority of the royalties paid by Sharp under the 2001 PLA plus interest, resulting in an aggregate amount of damages of up to approximately $390 million. The arbitration is scheduled for an evidentiary hearing in July 2016.

The Company has not recorded any accrual at March 31, 2016 for contingent losses associated with this matter based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance. Further, the possible range of loss, if any, cannot be reasonably estimated at this time.

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
Investigation by National Development and Reform Commission of China
On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that the NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law (“AML”) with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the AML may be subject to a cease and desist order, fines and disgorgement of any illegal gains. On March 3, 2014, the Company submitted to NDRC, pursuant to a procedure set out in the AML, a formal application for suspension of the investigation that included proposed commitments by the Company. On May 22,

2014, NDRC formally suspended its investigation of the Company based on the commitments proposed by the Company. The Company’s commitments with respect to the licensing of its patent portfolio for wireless mobile standards to Chinese manufacturers of cellular terminal units (“Chinese Manufacturers”) are as follows:

1.
Whenever InterDigital engages with a Chinese Manufacturer to license InterDigital’s patent portfolio for 2G, 3G and 4G wireless mobile standards, InterDigital will offer such Chinese Manufacturer the option of taking a worldwide portfolio license of only its standards-essential wireless patents, and comply with F/RAND principles when negotiating and entering into such licensing agreements with Chinese Manufacturers.

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
USITC PROCEEDINGS AND RELATED DELAWARE DISTRICT COURT PROCEEDINGS
Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
USITC Proceeding (337-TA-868)
On January 2, 2013, the Company’s wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed a complaint with the United States International Trade Commission (the “USITC” or “Commission”) against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd., Huawei Device USA, Inc. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-868 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G and 4G wireless devices (including WCDMA-, cdma2000- and LTE-capable mobile phones, USB sticks, mobile hotspots, laptop computers and tablets and components of such devices) that infringe one or more of up to seven of InterDigital’s U.S. patents. The complaint also extended to certain WCDMA and cdma2000 devices incorporating Wi-Fi functionality. InterDigital’s complaint with the USITC sought an exclusion order that would bar from entry into the United States infringing 3G or 4G wireless devices (and components), including LTE devices, that are imported by or on behalf of the 337-TA-868 Respondents, and also sought a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. Certain of the asserted patents were also asserted against Nokia, Huawei and ZTE in earlier pending USITC proceedings (including the Nokia, Huawei and ZTE 2011 USITC Proceeding (337-TA-800) and the Nokia 2007 USITC Proceeding (337-TA-613), as set forth below) and therefore were not asserted against those 337-TA-868 Respondents in this investigation.
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes (see “Huawei Arbitration” above).  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a fair, reasonable and non-discriminatory (“FRAND”) rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed above under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. As a result, effective February 12, 2014, the Huawei Respondents were terminated from the 337-TA-868 investigation.
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
Related Delaware District Court Proceedings
On January 2, 2013, the Company’s wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. These complaints allege that each of the defendants infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaints seek permanent injunctions and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys’ fees and costs.
On January 24, 2013, Huawei filed its answer and counterclaims to InterDigital’s Delaware District Court complaint. Huawei asserted counterclaims for breach of contract, equitable estoppel, waiver of right to enjoin and declarations that InterDigital has not offered or granted Huawei licenses on FRAND terms, declarations seeking the determination of FRAND terms and declarations of noninfringement, invalidity and unenforceability of the asserted patents. In addition to the declaratory relief specified in its counterclaims, Huawei seeks specific performance of InterDigital’s purported contracts with Huawei and standards-setting organizations, appropriate damages in an amount to be determined at trial, reasonable attorneys’ fees and such other relief as the court may deem appropriate.
On January 31, 2013, ZTE filed its answer and counterclaims to InterDigital’s Delaware District Court complaint; ZTE asserted counterclaims for breach of contract, equitable estoppel, waiver of right to enjoin and declarations that InterDigital has not offered ZTE licenses on FRAND terms, declarations seeking the determination of FRAND terms and declarations of noninfringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, ZTE seeks specific performance of InterDigital's purported contracts with ZTE and standards-setting organizations, appropriate damages in an amount to be determined at trial, reasonable attorneys’ fees and such other relief as the court may deem appropriate.
On February 28, 2013, Nokia filed its answer and counterclaims to InterDigital’s Delaware District Court complaint, and then amended its answer and counterclaims on March 5, 2013. Nokia asserted counterclaims for breach of contract, breach of implied contract, unfair competition under Cal. Bus. & Prof. Code § 17200, equitable estoppel, a declaration setting FRAND terms and conditions, a declaration that InterDigital is estopped from seeking an exclusion order based on its U.S. declared-essential patents, a declaration of patent misuse, a declaration that InterDigital has failed to offer FRAND terms, a declaration that Nokia has an implied license to the asserted patents, and declarations of non-infringement, invalidity and unenforceability. In addition to the declaratory relief specified in its counterclaims, Nokia seeks an order that InterDigital specifically perform its purported contracts by not seeking a USITC exclusion order for its essential patents and by granting Nokia a license on FRAND terms and conditions, an injunction preventing InterDigital from participating in a USITC investigation based on essential patents, appropriate damages in an amount to be determined, including all attorney’s fees and costs spent in participating in all three USITC Investigations (337-TA-868, 337-TA-800 and 337-TA-613), and any other relief as the court may deem just and proper.
On March 13, 2013, InterDigital filed an amended Delaware District Court complaint against Nokia and Samsung, respectively, to assert allegations of infringement of the recently issued ’244 patent. On April 1, 2013, Nokia filed its answer and counterclaims to InterDigital’s amended Delaware District Court complaint. On April 24, 2013, Samsung filed its answer and a counterclaim to InterDigital’s amended Delaware District Court complaint.
On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against Huawei and ZTE, respectively, to assert allegations of infringement of the ’244 patent. On March 22, 2013, Huawei and ZTE filed their respective answers and counterclaims to InterDigital’s amended Delaware District Court complaint. On April 9, 2013, InterDigital filed a motion to dismiss Huawei’s and ZTE’s counterclaims relating to their FRAND allegations. On April 22, 2013, InterDigital filed a motion to dismiss Nokia’s counterclaims relating to its FRAND allegations. On July 12, 2013, the Delaware District Court held a hearing on InterDigital’s motions to dismiss. By order issued the same day, the Delaware District Court granted InterDigital’s motions, dismissing counterclaims for equitable estoppel, implied license, waiver of the right to injunction or exclusionary relief, and violation of California Bus. & Prof. Code § 17200 with prejudice. It further dismissed the counterclaims for breach of contract and declaratory relief related to InterDigital’s FRAND commitments with leave to amend.
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
The ZTE trial addressing infringement and validity of the ’966, ’847, ’244 and ’151 patents was held from October 20 to October 27, 2014. During the trial, the judge determined that further construction of certain claim language of the ’151 patent was required, and the judge decided to hold another trial as to ZTE's infringement of the ’151 patent at a later date. On October 28, 2014, the jury returned a unanimous verdict in favor of InterDigital, finding that the ’966, ’847 and ’244 patents are all valid and infringed by ZTE 3G and 4G cellular devices. The court issued formal judgment to this effect on October 29, 2014.
On November 26, 2014, ZTE filed a motion for judgment as a matter of law that the asserted claims of the ’966, ’847 and ’244 patents are not infringed and, in the alternative, for a new trial. InterDigital filed an opposition on December 15, 2014, and ZTE filed a reply on January 7, 2015.

The ZTE trial addressing infringement of the ’151 patent was held from April 20 to April 22, 2015. On April 22, 2015, the jury returned a verdict in favor of ZTE, finding that the ’151 patent is not infringed by ZTE 3G and 4G cellular devices.
On April 23, 2015, InterDigital filed a motion to partially dismiss its complaint pertaining to the ’151 patent against Nokia and MMO, as well as Nokia and MMO’s counterclaims that relate to the ’151 patent (including inequitable conduct), and on April 27, 2015, the judge granted the motion.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the U.S. Court of Appeals for the Federal Circuit seeking review of the PTAB’s decision. The appeals are pending. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November 2015 and November 2016 trials concerning infringement of the ’244 patent and damages and FRAND-related issues, respectively, pending completion of the IPR proceedings, including all appeals and subsequent proceedings before the PTAB. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.
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
On March 18, 2016, the court denied ZTE’s motion for judgment as a matter of law, or in the alternative for a new trial, with respect to the ’966 and ’847 patents. The court postponed its ruling on ZTE’s motion as to the ’244 patent pending the U.S. Court of Appeals for the Federal Circuit’s decision on InterDigital’s appeal of the September 14, 2015 PTAB ruling and administratively closed that portion of the motion. On April 8, 2016, the court set a new schedule for the FRAND/damages portion of the ZTE case with a target trial date in February 2018.
On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion is pending.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding
USITC Proceeding (337-TA-800)
On July 26, 2011, InterDigital’s wholly owned subsidiaries InterDigital Communications, LLC (now InterDigital Communications, Inc.), InterDigital Technology Corporation and IPR Licensing, Inc. filed a complaint with the USITC against Nokia Corporation and Nokia Inc., Huawei Technologies Co., Ltd. and FutureWei Technologies, Inc. d/b/a Huawei Technologies (USA) and ZTE Corporation and ZTE (USA) Inc. (collectively, the “337-TA-800 Respondents”), alleging violations of Section 337 of the Tariff Act of 1930 in that they engaged in unfair trade practices by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G wireless devices (including WCDMA- and cdma2000-capable mobile phones, USB sticks, mobile hotspots and tablets and components of such devices) that infringe several of InterDigital’s U.S. patents. The action also extended to certain WCDMA and cdma2000 devices incorporating WiFi functionality. InterDigital’s complaint with the USITC sought an exclusion order that would bar from entry into the United States any infringing 3G wireless devices (and components) that are imported by or on behalf of the 337-TA-800 Respondents, and also sought a cease-and-desist order to bar further sales of infringing products that have already been imported into the United States. In May 2012, Huawei Device USA, Inc. was added as a 337-TA-800 Respondent.
The ALJ held an evidentiary hearing from February 12-21, 2013. The patents in issue as of the hearing were U.S. Patent Nos. 8,009,636 (the “’636 patent”), 7,706, 830 (the “’830 patent”), 7,502,406 (the “’406 patent”), 7,616,970 (the “’970 patent”), 7,706,332 (the “’332 patent”), 7,536,013 (the “’013 patent”) and 7,970,127 (the “’127 patent”). The ALJ’s Initial Determination (“ID”) issued on June 28, 2013, finding no violation because the asserted patents were not infringed and/or invalid. Among other determinations, with respect to the 337-TA-800 Respondents’ FRAND and other equitable defenses, the ALJ found that Respondents had failed to prove either that InterDigital violated any FRAND obligations, that InterDigital failed to negotiate in good faith, or that InterDigital’s licensing offers were discriminatory. The ALJ also found that InterDigital is not precluded from seeking injunctive relief based on any alleged FRAND commitments.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through June 15, 2016.
On January 14, 2014, InterDigital and Huawei filed a stipulation of dismissal of their disputes in this action on account of the confidential settlement agreement mentioned above. On the same day, the Delaware District Court granted the stipulation of dismissal.
Nokia 2007 USITC Proceeding (337-TA-613), Related Delaware District Court Proceeding and Federal Circuit Appeal
USITC Proceeding (337-TA-613)
In August 2007, InterDigital filed a USITC complaint against Nokia Corporation and Nokia, Inc., alleging a violation of Section 337 of the Tariff Act of 1930 in that Nokia engaged in an unfair trade practice by selling for importation into the United States, importing into the United States and/or selling after importation into the United States certain 3G mobile handsets and components that infringe two of InterDigital’s patents. In November and December 2007, respectively, a third patent and a fourth patent were added to the Company’s complaint against Nokia. The complaint sought an exclusion order barring from entry into the United States infringing 3G mobile handsets and components that are imported by or on behalf of Nokia. InterDigital’s complaint also sought a cease-and-desist order to bar further sales of infringing Nokia products that have already been imported into the United States.

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
On October 16, 2009, the Commission issued a notice that it had determined to review in part the Initial Determination, and that it affirmed the ALJ’s determination of no violation and terminated the investigation. The Commission determined to review the claim construction of the patent claim terms “synchronize” and “access signal” and also determined to review the ALJ’s validity determinations. On review, the Commission modified the ALJ’s claim construction of “access signal” and took no position with regard to the claim term “synchronize” or the validity determinations. The Commission determined not to review the remaining issues decided in the Initial Determination.
On November 30, 2009, InterDigital filed with the Federal Circuit a petition for review of certain rulings by the USITC. In its appeal, InterDigital sought reversal of the Commission’s claim constructions and non-infringement findings with respect to certain claim terms in the ’966 and ’847 patents, vacatur of the Commission’s determination of no Section 337 violation and a remand for further proceedings before the Commission. On August 1, 2012, the Federal Circuit issued its decision in the appeal, holding that the Commission had erred in interpreting the claim terms at issue and reversing the Commission’s finding of non-infringement. The Federal Circuit adopted InterDigital’s interpretation of such claim terms and remanded the case back to the Commission for further proceedings. In addition, the Federal Circuit rejected Nokia’s argument that InterDigital did not satisfy the domestic industry requirement. On September 17, 2012, Nokia filed a combined petition for rehearing by the panel or en banc with the Federal Circuit. On January 10, 2013, the Federal Circuit denied Nokia’s petition.
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
The evidentiary hearing in the remand proceeding was held January 26 - 28, 2015. On April 27, 2015, the ALJ issued his Remand Initial Determination (“RID”). The ALJ found that the imported accused handsets (1) contain chips that were not previously adjudicated and (2) infringe the asserted claims of the ’966 and ’847 patents, that there was no evidence of patent hold-up by InterDigital, that there is evidence of reverse hold-up by the respondents, and that the public interest does not preclude issuance of an exclusion order.
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
Related Delaware District Court Proceeding
In addition, in August 2007, on the same date as the filing of USITC Proceeding (337-TA-613), InterDigital also filed a complaint in the Delaware District Court alleging that Nokia’s 3G mobile handsets and components infringe the same two InterDigital patents identified in the original USITC complaint. The complaint seeks a permanent injunction and damages in an amount to be determined. This Delaware action was stayed on January 10, 2008, pursuant to the mandatory, statutory stay of parallel district court proceedings at the request of a respondent in a USITC investigation. The Delaware District Court permitted InterDigital to add to the stayed Delaware action the third and fourth patents InterDigital asserted against Nokia in the USITC action. This case remains stayed.

OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual as of March 31, 2016.
6. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Balance beginning of period, December 31	$510,519	$468,328
Net income attributable to InterDigital, Inc.	28,071	29,065
Unrealized gain (loss) on investments, net	252	(5)
Cash dividends declared	(6,923)	(7,232)
Repurchase of Common Stock	(40,399)	(50,731)
Convertible note hedge transactions, net of tax	—	(38,594)
Warrant transactions	—	42,881
Equity component of the 2020 Notes, net of tax	—	38,567
Deferred financing costs allocated to equity	—	(2,430)
Taxes withheld upon restricted stock unit vestings	(3,405)	(7,920)
Tax benefit from share-based compensation	(46)	1,539
Share-based compensation	6,643	2,978
Total InterDigital, Inc. shareholders’ equity end of period	$494,712	$476,446
Noncontrolling Interest Balance beginning of period, December 31	11,376	7,349
Proceeds from noncontrolling interests	—	1,275
Net loss attributable to noncontrolling interest	(920)	(733)
Noncontrolling interest	10,456	7,891
Total Equity end of period	$505,168	$484,337
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “2014 Repurchase Program”), and in June 2015 our Board of Directors authorized a $100 million increase to the 2014 Repurchase Program, bringing the total amount of the program to $400 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program during 2016, 2015 and 2014, in thousands.

	2014 Repurchase Program
	# of Shares	Value
2016	869	$40,399
2015	1,836	96,410
2014	3,554	152,625
Total	6,259	$289,434
Dividends

Cash dividends on outstanding common stock declared in 2016 and 2015 were as follows (in thousands, except per share data):

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
	$0.20	$6,923

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
Fourth quarter	0.20	7,068	28,726
	$0.80	$28,726
In June 2014, we announced that our Board of Directors had approved a 100% increase in the Company’s quarterly cash dividend, to $0.20 per share. We currently expect to continue to pay dividends comparable to our quarterly $0.20 per share cash dividend in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively. The warrants become exercisable and expire in tranches over an approximately two-month period starting June 15, 2016, and have a strike price of $63.18 per share. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, we received $27.6 million and $4.1 million, respectively, on April 4, 2011.
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, at an initial strike price of approximately $88.46 per share. The warrants become exercisable and expire in tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2016 and December 31, 2015, five licensees comprised 98% and four licensees comprised 97%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$464,924	$—	$—	$464,924
Commercial paper (b)	—	87,346	—	87,346
U.S. government securities	—	67,101	—	67,101
Corporate bonds, asset backed and other securities	195	39,128	—	39,323
	$465,119	$193,575	$—	$658,694
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $59.4 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$333,671	$—	$—	$333,671
Commercial paper (b)	—	377,347	—	377,347
U.S. government securities	—	183,950	—	183,950
Corporate bonds, asset backed and other securities	183	38,557	—	38,740
	$333,854	$599,854	$—	$933,708
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $176.5 million of commercial paper that is included within cash and cash equivalents.

The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$262,635	$324,295	$546,000	$486,769	$533,203
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 8 “Long-Term Debt”) was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
8. LONG-TERM DEBT
2016 Senior Convertible Notes, and related Note Hedge and Warrant Transactions
In April 2011, we issued $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the “2016 Notes”), which matured and were repaid in full on March 15, 2016.
In connection with the offering of the 2016 Notes, on March 29 and March 30, 2011, we entered into convertible note hedge transactions that covered, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at an initial strike price that corresponded to the initial conversion price of the 2016 Notes and were exercisable upon conversion of the 2016 Notes. In addition, on the same dates, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock. The warrants have a current strike price of $63.18 per share, as adjusted as of January 11, 2016 in connection with a conversion rate adjustment to the 2016 Notes pursuant to the terms of the indenture for such notes. The warrants become exercisable and expire in tranches over an approximately two-month period starting June 15, 2016.
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
Existing accounting guidance provides that the March 29, 2011 convertible note hedge and warrant contracts be treated as derivative instruments for the period during which the initial purchaser's overallotment option was outstanding. Once the overallotment option was exercised on March 30, 2011, the March 29, 2011 convertible note hedge and warrant contracts were reclassified to equity, as the settlement terms of the Company's note hedge and warrant contracts both provide for net share settlement. There was no material net change in the value of these convertible note hedges and warrants during the one day they were classified as derivatives and the equity components of these instruments will not be adjusted for subsequent changes in fair value.
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
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million, respectively, of common stock at an initial strike price of approximately $88.46 per share. The warrants become exercisable and expire in tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
The following table reflects the carrying value of the Company's convertible debt as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
	2020 Notes	2016 Notes	2020 Notes	Total
Principal	$316,000	$230,000	$316,000	$546,000
Less:
Unamortized interest discount	(47,922)	(2,500)	(50,614)	(53,114)
Deferred financing costs	(5,443)	(326)	(5,791)	(6,117)
Net carrying amount of Notes	$262,635	$227,174	$259,595	$486,769
The following table presents the amount of interest cost recognized for the three months ended March 31, 2016 and March 31, 2015 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended March 31,
	2016			2015
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,438	$1,185	$2,623	$1,438	$395	$1,833
Accretion of debt discount	2,500	2,693	5,193	2,334	865	3,199
Amortization of deferred financing costs	326	347	673	326	116	442
Total	$4,264	$4,225	$8,489	$4,098	$1,376	$5,474
9. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of March 31, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $22.9 million and $1.0 million, respectively. Assets included $16.5 million of cash and cash equivalents and $6.4 million of patents, net. As of December 31, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $24.2 million and $0.8 million, respectively. Assets included $19.0 million of cash and cash equivalents and $5.2 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
Convida Wireless
On September 26, 2015, we renewed and expanded our joint venture with Sony, Convida Wireless, to include 5G technologies. Convida Wireless was launched in 2013 to combine Sony's consumer electronics expertise with our pioneering Internet of Things (“IoT”) expertise to drive IoT communications and connectivity.  Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.  SCP IP Investment LLC, an affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended March 31, 2016 and 2015, we have allocated approximately $0.9 million and $0.7 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
On October 17, 2013, we announced the establishment of the Signal Trust for Wireless Innovation (the “Signal Trust”), the goal of which is to monetize a large InterDigital patent portfolio related to cellular infrastructure.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2015 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “recurring revenues” and “past sales.”  Recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  Past sales are comprised of “past patent royalties” and “past technology solutions revenue.”
Recurring Revenue
Recurring revenue of $103.6 million in first quarter 2016 increased $11.0 million from $92.6 million in fourth quarter 2015 due to an increase in per-unit royalties primarily attributable to an increase in shipments from third quarter 2015 to fourth quarter 2015 by Pegatron Corporation (“Pegatron”) and our other Taiwan-based licensees.
Refer to “Results of Operations — First Quarter 2016 Compared to First Quarter 2015” for further discussion of our 2016 revenue.
Stock Repurchase
During first quarter 2016, we repurchased 0.9 million shares of common stock for $40.4 million. From April 1, 2016 through April 27, 2016, we repurchased an additional 0.1 million shares at a cost of $5.3 million, bringing the total number of shares repurchased under the company’s current $400 million stock repurchase program to 6.4 million shares at a cost of $294.8 million.
New Agreements and Other Past Sales
During first quarter 2016, we amended our worldwide, non-exclusive, royalty bearing patent license agreement with NEC Corporation (“NEC”). The agreement was amended to add coverage for 4G technologies, and NEC is now also licensed for the sale of its LTE and LTE-A terminal unit and infrastructure products.  The amendment also extends the existing term of NEC’s patent license with InterDigital. During first quarter 2016, we recognized $0.1 million of past sales and $0.9 million of fixed-fee royalty revenue related to this agreement.
Additionally, during first quarter 2016, we resolved an outstanding dispute with an existing licensee, and, as a result, recognized $3.9 million of past sales and $0.3 million of interest income.
Huawei Arbitration
In December 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. Pursuant to their agreement, InterDigital and Huawei initiated an arbitration in April 2014 jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. An arbitration hearing was held in January 2015, and the arbitration panel delivered a confidential partial award in May 2015 and a confidential final award in July 2015. In June 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the “New York Proceeding”), and Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”). Huawei also filed a motion to stay the New York Proceeding pending the Paris Proceeding. In February 2016, the judge in the New York Proceeding agreed to the stay, subject to the requirement that Huawei post suitable security, and in March 2016, the court issued an order setting the amount of Huawei’s security. A hearing was held in the Paris Proceeding in March 2016, and on April 12, 2016, the Paris Court of Appeal denied Huawei’s request to annul the arbitration award. Huawei has indicated that it is considering an appeal of the Paris Court of Appeal decision to the highest court in France. On April 26, 2016, the parties submitted a proposed order to the New York District Court, which was entered by the court that same day, notifying the court of their agreements regarding payments under the partial and final arbitration awards and the status of the New York Proceeding. As it considers whether to pursue an appeal of the Paris Court of Appeal decision, Huawei has agreed to make payments, without prejudice to its right to a further appeal, of amounts currently outstanding and amounts that become due under the arbitration awards (including the resulting license agreement). In addition, InterDigital has agreed not to seek to lift the stay in the New York Proceeding pending receipt of all such payments and pending any further appeal that Huawei has the right to pursue to the courts of France, and not to require Huawei to post security.
We expect the first payment under the arbitration awards and license agreement to be made in second quarter 2016. We will recognize the related revenue in the period in which all criteria for revenue recognition have been met.
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more complete discussion of these proceedings.
Comparability of Financial Results
When comparing first quarter 2016 financial results against other periods, the following items should be taken into consideration:

•	$4.1 million of past sales primarily related to the resolution of a dispute with an existing licensee;

•	$1.9 million severance charge related to ongoing efforts to optimize our cost structure;

•	$3.0 million of expense to increase accrual rates for some of our incentive compensation plans; and

•	$0.6 million tax benefit as a result of a partial reversal of a tax reserve.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2015 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K. There have been no material changes in our existing critical accounting policies from the disclosures included in our 2015 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, our debt obligations, existing stock repurchase program and dividend program for the next twelve months.
Cash, cash equivalents and short-term investments
At March 31, 2016 and December 31, 2015, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2016	December 31, 2015	Increase / (Decrease)
Cash and cash equivalents	$524,307	$510,207	$14,100
Short-term investments	134,387	423,501	(289,114)
Total cash and cash equivalents and short-term investments	$658,694	$933,708	$(275,014)
The decrease in cash, cash equivalents and short-term investments was primarily attributable to the repayment of the $230.0 million aggregate principal amount of our 2.50% senior convertible notes (the “2016 Notes”) that became due in March 2016, capitalized patent costs and patent acquisitions of $12.6 million, share repurchases of $40.4 million and dividend payments of $7.1 million. These decreases were partially offset by $16.2 million of cash provided by operating activities.
Cash flows from operations
We generated the following cash flows from our operating activities in first quarter 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015	Increase / (Decrease)
Net cash provided by operating activities	$16,233	$1,771	$14,462

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $14.5 million was primarily attributable to an increase in cash receipts of $7.2 million and a decrease in cash outflows of $2.9 million. The increase in cash receipts was primarily attributable to higher current royalty cash receipts as a result of increased shipments by Pegatron and other Taiwan-based licensees. Cash operating expense decreased $4.6 million, which was partially offset by a $1.7 million increase in taxes paid. Other working capital adjustments increased $4.3 million, primarily due to timing differences in accounts payable. The table below provides the significant items comprising our cash flows provided by operating activities during the three months ended March 31, 2016 and 2015 (in thousands).

	For the Three Months Ended March 31,
	2016	2015	Increase / (Decrease)
Cash Receipts:
Current royalties [a]	$76,478	$70,717	$5,761
Fixed-fee royalty payments	19,000	17,250	1,750
Prepaid royalties	3,356	2,390	966
Technology solutions	1,077	2,321	(1,244)
Total cash receipts	$99,911	$92,678	$7,233

Cash Outflows:
Cash operating expenses [b]	39,889	44,516	(4,627)
Income taxes paid [c]	14,423	12,714	1,709
Total cash outflows	54,312	57,230	(2,918)

Other working capital adjustments	(29,366)	(33,677)	4,311

Cash flows provided by operating activities	$16,233	$1,771	$14,462

(a) Current patent royalty payments for the three months ended March 31, 2016 include $4.2 million of cash receipts recognized as past sales revenue.
(b) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(c) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2016, and December 31, 2015 (in thousands), as follows:

	March 31, 2016	December 31, 2015	Increase / (Decrease)
Current assets	$798,096	$1,010,967	$(212,871)
Less: current liabilities	171,225	399,973	(228,748)
Working capital	626,871	610,994	15,877
Subtract:
Cash and cash equivalents	524,307	510,207	14,100
Short-term investments	134,387	423,501	(289,114)
Add:
Current deferred revenue	109,951	106,229	3,722
Adjusted working capital	$78,128	$(216,485)	$294,613

The $294.6 million net increase in adjusted working capital is primarily attributable to the repayment of the 2016 Notes, which resulted in a $227.2 million decrease in current liabilities. Additionally, accounts receivable increased $60.7 million due to the timing of payments related to both existing and new fixed-fee agreements.
Cash flows from investing and financing activities
We generated net cash in investing activities of $275.3 million and $22.1 million in first quarter 2016 and first quarter 2015, respectively. We sold $289.5 million and $51.4 million, net of purchases, of short-term marketable securities in first quarter 2016 and 2015, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $12.6 million in first quarter 2016 from $28.4 million in first quarter 2015, primarily due to a final payment in first quarter 2015 of $20.0 million on a $45.0 million patent acquisition made in 2014.
Net cash used in financing activities for first quarter 2016 was $277.5 million, a $512.3 million change from $234.8 million net cash generated in first quarter 2015. This change was primarily attributable to the $230.0 million repayment of the 2016 Notes in first quarter 2016 as compared to the $306.7 million in net proceeds from the issuance and sale of the 1.50% senior convertible notes due 2020 (the “2020 Notes”) in first quarter 2015. This change was partially offset by a $10.3 million decrease in repurchases of common stock in first quarter 2016 and $16.5 million of net costs for the bond hedge and warrant transactions entered into in first quarter 2015 in connection with the offering of the 2020 Notes.
Other
Our combined short-term and long-term deferred revenue balance at March 31, 2016 was approximately $441.1 million, an increase of $45.8 million from December 31, 2015. We have no material obligations associated with such deferred revenue. The increase was due to a gross increase in deferred revenue of $80.4 million associated with fixed-fee agreement payments or payments due within twelve months, which was partially offset by $34.6 million of deferred revenue recognized. The deferred revenue recognized was primarily comprised of $29.1 million of amortized fixed-fee royalty payments and $5.5 million in per-unit exhaustion of prepaid royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the March 31, 2016 deferred revenue balance of $441.1 million by $110.0 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
First Quarter 2016 Compared to First Quarter 2015

Revenues
The following table compares first quarter 2016 revenues to first quarter 2015 revenues (in thousands):

	For the Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
Per-unit royalty revenue	$73,689	$75,583	$(1,894)	(3)%
Fixed-fee amortized royalty revenue	29,098	33,373	(4,275)	(13)%
Current patent royalties [a]	102,787	108,956	(6,169)	(6)%
Past patent royalties [b]	4,167	17	4,150	NM
Total patent licensing royalties	106,954	108,973	(2,019)	(2)%
Current technology solutions revenue [a]	810	1,405	(595)	(42)%
Total revenue	$107,764	$110,378	$(2,614)	(2)%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $2.6 million decrease in total revenue was primarily attributable to a $6.8 million decrease in recurring revenue. The decrease in recurring revenue was primarily a result of a $4.3 million decrease in fixed-fee amortized royalty revenue due to a lower base of fixed-fee amortized royalty revenue. The decrease in per-unit royalty revenue primarily resulted from decreased shipments by certain of our non-Taiwanese licensees. These decreases were partially offset by a $4.2 million increase in past sales. The increase in past sales was primarily driven by the resolution of a dispute with an existing licensee as discussed above. Current technology solutions revenue decreased by $0.6 million primarily due to decreased shipments by one of our technology solutions customers.
In first quarter 2016 and first quarter 2015, 62% and 55% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first quarter 2016 and first quarter 2015, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended March 31,
	2016	2015
Pegatron	46%	39%
Samsung	16%	16%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2016 and first quarter 2015 by category (in thousands):

	For the Three Months Ended March 31,
	2016	2015	Increase/ (Decrease)
Patent administration and licensing	$27,167	$31,625	$(4,458)	(14)%
Development	20,269	17,991	2,278	13%
Selling, general and administrative	11,972	9,518	2,454	26%
Total operating expenses	$59,408	$59,134	$274	—%
Operating expenses increased slightly to $59.4 million in first quarter 2016 from $59.1 million in first quarter 2015. The $0.3 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Performance-based incentive compensation	$4,230
Personnel-related costs	2,187
Depreciation and amortization	1,233
Other	14
Intellectual property enforcement and non-patent litigation	(7,390)
Total increase in operating expenses	$274

The $4.2 million increase in performance-based incentive compensation was primarily driven by a $3.0 million non-recurring charge to increase accrual rates associated with our long-term performance-based compensation plans, following recent developments involving an arbitration award and related agreement that are expected to result in the collection of all amounts currently due to us under such award and agreement in second quarter 2016. The $2.2 million increase in personnel-related costs was primarily due to a non-recurring $1.9 million severance charge incurred during first quarter 2016 related to ongoing efforts to optimize our cost structure. Additionally, the $1.2 million increase in depreciation and amortization was primarily related to recent patent acquisitions. These increases and other increases were partially offset by the $7.4 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions and licensee arbitrations.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement and non-patent litigation costs. The decrease was partially offset by the above-noted increases in performance-based incentive compensation and patent amortization.
Development Expense: The increase in development expense primarily resulted from the above-noted increases in performance-based incentive compensation and personnel-related costs.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases in performance-based incentive compensation and personnel-related costs.
Other (Expense) Income
The following table compares first quarter 2016 other (expense) income to first quarter 2015 other (expense) income (in thousands):

	For the Three Months Ended March 31,
	2016	2015	Change
Interest expense	$(8,185)	$(5,473)	$(2,712)	50%
Other	(112)	(188)	76	(40)%
Interest and investment income	1,160	425	735	173%
	$(7,137)	$(5,236)	$(1,901)	36%
In first quarter 2016, other expense was $7.1 million as compared to other expense of $5.2 million in first quarter 2015. The change between periods was primarily due to additional interest expense as a result of the issuance of the 2020 Notes in first quarter 2015. This increase in other expense was partially offset by higher returns on our investment balances during first quarter 2016 as compared to first quarter 2015 and $0.3 million of interest income related to the resolution of a dispute with an existing licensee, as discussed above.
Income tax provision
In first quarter 2016, our effective tax rate was approximately 34.1% as compared to 38.4% during first quarter 2015, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in our effective tax rate is primarily attributable to the inclusion of an estimated U.S. federal research and development tax credit and a partial reversal of a tax reserve in first quarter 2016. The U.S. federal research and development tax credit received a permanent extension in December of 2015. In first quarter 2016, we reversed a portion of our tax reserve upon completion of the Joint Committee on Taxation's review of the U.S. tax audit for the tax years 2010 through 2012. Additionally. our first quarter 2015 effective tax rate included a higher level of certain deductions that were not allowed for tax purposes, contributing to the higher effective tax rate as compared to first quarter 2016.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our March 31, 2016 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.20 per share cash dividend in the future; and

•	Our expectation that we will receive the first payment under the Huawei arbitration awards and license agreement in second quarter 2016.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2015 Form 10-K and Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2015 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Huawei Arbitration

Reference is made to the Huawei Arbitration previously disclosed in the 2015 Form 10-K. On March 28, 2016, the United States District Court for the Southern District of New York (the “New York District Court”) issued an order setting the amount of the security Huawei was required to post in connection with the stay of the New York Proceeding pending Huawei’s action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”). A hearing in the Paris Proceeding was held on March 8, 2016, and on April 12, 2016, the Paris Court of Appeal denied Huawei's request to annul the arbitration award. Huawei has indicated that it is considering an appeal of the Paris Court of Appeal decision to the highest court in France. On April 26, 2016, the parties submitted a proposed order to the New York District Court, which was entered by the court that same day, notifying the court of their agreements regarding payments under the partial and final arbitration awards and the status of the New York Proceeding. As it considers whether to pursue an appeal of the Paris Court of Appeal decision, Huawei has agreed to make payments, without prejudice to its right to a further appeal, of amounts currently outstanding and amounts that become due under the arbitration awards (including the resulting license agreement). In addition, InterDigital has agreed not to seek to lift the stay in the New York Proceeding pending receipt of all such payments and pending any further appeal that Huawei has the right to pursue to the courts of France, and not to require Huawei to post security. We expect the first payment under the arbitration awards and license agreement to be made in second quarter 2016. We will recognize the related revenue in the period in which all criteria for revenue recognition have been met.
LG Arbitration
Reference is made to the arbitration initiated against InterDigital by LG Electronics, Inc. in March 2012 previously disclosed in the 2015 Form 10-K. On February 29, 2016, the New York District Court entered judgment on InterDigital’s February 2016 petition to confirm the December 2015 arbitration award.
Microsoft Sherman Act Delaware Proceedings

Reference is made to the proceedings initiated against InterDigital by Microsoft Mobile, Inc. and Microsoft Mobile Oy (collectively, “Microsoft”) in the United States District Court for the District of Delaware (the “Delaware District Court”) in August 2015 previously disclosed in the 2015 Form 10-K. A hearing on InterDigital's motion to dismiss and strike Microsoft's complaint was held on March 1, 2016, and on April 13, 2016, the Delaware District Court denied InterDigital's motion. On April 27, 2016, InterDigital filed a motion with the Delaware District Court to certify questions addressed in the court’s April 13, 2016 decision for interlocutory appeal.
Sharp Arbitration

On December 19, 2014, Sharp Corporation (“Sharp”) filed a demand for arbitration against the Company’s wholly owned subsidiary InterDigital Technology Corporation (“ITC”) with the American Arbitration Association’s International Center for Dispute Resolution.  Sharp’s demand for arbitration is based on ITC’s alleged breach of the August 10, 2001 patent license agreement (as amended) (the “2001 PLA”) between Sharp and ITC.  Sharp claims that ITC breached its FRAND commitments under the ETSI IPR policy, Section 6.1, by enforcing the 2001 PLA, thereby requiring Sharp to pay what it alleges to be excessive and discriminatory royalties.  Sharp also claims that ITC breached the implied covenant of good faith and fair dealing in the 2001 PLA by charging what Sharp alleges are excessive and discriminatory royalties. Sharp further alleges that ITC should be promissorily estopped from charging allegedly excessive and discriminatory royalties, and that ITC should provide an accounting of overpayments resulting from ITC’s alleged failure to observe its FRAND commitments.  Sharp is seeking (a) a declaration that ITC breached its FRAND commitments and breached the implied covenant of good faith and fair dealing, (b) calculation of new FRAND rates for the 2001 PLA, and (c) an order that ITC must return an amount to be determined for Sharp’s alleged overpayment under the 2001 PLA. Based on recent submissions by Sharp, we have reason to believe that Sharp may seek to amend its claims to allege that ITC breached a contractual provision that was included in the original 2001 PLA, prior to subsequent amendment. In addition, based on recent submissions by Sharp, we have reason to believe that Sharp may seek as damages a refund of a substantial majority of the royalties paid by Sharp under the 2001 PLA plus interest, resulting in an aggregate amount of damages of up to approximately $390 million. The arbitration is scheduled for an evidentiary hearing in July 2016.

The Company has not recorded any accrual at March 31, 2016 for contingent losses associated with this matter based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance. Further, the possible range of loss, if any, cannot be reasonably estimated at this time.

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceedings initiated in January 2013 involving InterDigital, Nokia and ZTE previously disclosed in the 2015 Form 10-K. On March 18, 2016, the Delaware District Court denied ZTE’s motion for judgment as a matter of law, or in the alternative for a new trial, with respect to the ’966 and ’847 patents. The court postponed its ruling on ZTE’s motion as to the ’244 patent pending the U.S. Court of Appeals for the Federal Circuit’s decision on InterDigital’s appeal of the September 14, 2015 PTAB ruling and administratively closed that portion of the motion. On April 8, 2016, the court set a new schedule for the FRAND/damages portion of the ZTE case with a target trial date in February 2018.
On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion is pending.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital, Nokia and ZTE previously disclosed in the 2015 Form 10-K. The Delaware District Court proceeding is currently stayed through June 15, 2016.
See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these and other proceedings.

Item 1A. RISK FACTORS.

In addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors of the 2015 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2015 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding Company purchases of its common stock during first quarter 2016.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2016 - January 31, 2016	293,000	$45.04	293,000	$137,763,667
February 1, 2016 - February 29, 2016	374,500	$44.28	374,500	$121,172,945
March 1, 2016 - March 31, 2016	201,500	$52.62	201,500	$110,566,689
Total	869,000	$46.50	869,000	$110,566,689
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the Company’s $400 million share repurchase program (the “2014 Repurchase Program”), $300 million of which was authorized by the Company’s Board of Directors on June 11, 2014 and announced on June 12, 2014 and $100 million of which was authorized by the Company’s Board of Directors and announced on June 11, 2015. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.
In addition, from April 1, 2016 through April 27, 2016, we repurchased 0.1 million shares at a cost of $5.3 million under the 2014 Repurchase Program.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on April 28, 2016, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: April 28, 2016	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 28, 2016	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on April 28, 2016, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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