Form 10-Q
period 2016-06-30
InterDigital, Inc.
filed 2016-08-02
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,252,083
Title of Class	Outstanding at July 29, 2016

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2016	DECEMBER 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$601,388	$510,207
Short-term investments	212,510	423,501
Accounts receivable	104,181	53,868
Prepaid and other current assets	48,402	23,391
Total current assets	966,481	1,010,967
PROPERTY AND EQUIPMENT, NET	11,583	12,148
PATENTS, NET	274,851	277,579
DEFERRED TAX ASSETS	201,572	160,572
OTHER NON-CURRENT ASSETS	15,224	13,219
	503,230	463,518
TOTAL ASSETS	$1,469,711	$1,474,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$227,174
Accounts payable	19,013	19,002
Accrued compensation and related expenses	14,011	26,013
Deferred revenue, including customer advances	309,340	106,229
Taxes payable	11,810	1,405
Dividends payable	6,861	7,068
Other accrued expenses	10,340	13,082
Total current liabilities	371,375	399,973
LONG-TERM DEBT	265,728	259,595
LONG-TERM DEFERRED REVENUE	298,675	289,039
OTHER LONG-TERM LIABILITIES	10,775	3,983
TOTAL LIABILITIES	946,553	952,590
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,269 and 70,130 shares issued and 34,351 and 35,414 shares outstanding	703	701
Additional paid-in capital	670,893	663,073
Retained earnings	900,966	847,033
Accumulated other comprehensive income (loss)	210	(178)
	1,572,772	1,510,629
Treasury stock, 35,918 and 34,716 shares of common held at cost	1,059,105	1,000,110
Total InterDigital, Inc. shareholders’ equity	513,667	510,519
Noncontrolling interest	9,491	11,376
Total equity	523,158	521,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,469,711	$1,474,485

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
REVENUES:
Patent licensing royalties	$74,900	$116,622	$181,854	$225,595
Technology solutions	1,015	1,929	1,825	3,334
	75,915	118,551	183,679	228,929

OPERATING EXPENSES:
Patent administration and licensing	28,285	31,212	55,452	62,837
Development	14,609	18,326	34,878	36,317
Selling, general and administrative	9,938	10,435	21,910	19,953
	52,832	59,973	112,240	119,107

Income from operations	23,083	58,578	71,439	109,822

OTHER EXPENSE (NET)	(706)	(7,746)	(7,843)	(12,982)
Income before income taxes	22,377	50,832	63,596	96,840
INCOME TAX BENEFIT (PROVISION)	16,652	(18,877)	2,584	(36,553)
NET INCOME	$39,029	$31,955	$66,180	$60,287
Net loss attributable to noncontrolling interest	(965)	(647)	(1,885)	(1,380)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$39,994	$32,602	$68,065	$61,667
NET INCOME PER COMMON SHARE — BASIC	$1.16	$0.91	$1.96	$1.69
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,499	36,022	34,772	36,486
NET INCOME PER COMMON SHARE — DILUTED	$1.14	$0.89	$1.94	$1.67
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	34,945	36,442	35,161	36,883
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Net income	$39,029	$31,955	$66,180	$60,287
Unrealized gain on investments, net of tax	136	13	388	8
Other-than-temporary impairment losses related to available for sale securities, net of income taxes of $4, $0, $0, $0	8	—	—	—
Comprehensive income	$39,173	$31,968	$66,568	$60,295
Comprehensive loss attributable to noncontrolling interest	(965)	(647)	(1,885)	(1,380)
Total comprehensive income attributable to InterDigital, Inc.	$40,138	$32,615	$68,453	$61,675

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,180	$60,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,942	23,423
Amortization of deferred financing costs and accretion of debt discount	8,959	9,300
Deferred revenue recognized	(69,423)	(86,022)
Increase in deferred revenue	282,170	90,776
Deferred income taxes	(41,000)	(14,547)
Tax benefit from share-based compensation	(9)	—
Share-based compensation	10,580	6,299
Gain on disposal of assets	3,491	—
Other	(87)	631
(Increase) decrease in assets:
Receivables	(50,313)	(57,015)
Deferred charges and other assets	(24,958)	(458)
Increase (decrease) in liabilities:
Accounts payable	(760)	(1,453)
Accrued compensation and other expenses	(13,272)	(18,582)
Accrued taxes payable and other tax contingencies	10,167	14,427
Net cash provided by operating activities	207,667	27,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(140,459)	(259,468)
Sales of short-term investments	351,865	134,286
Purchases of property and equipment	(2,266)	(1,329)
Capitalized patent costs	(16,368)	(16,191)
Acquisition of patents	(4,500)	(20,000)
Purchases of long-term investments	(2,000)	—
Net cash provided by (used in) investing activities	186,272	(162,702)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	—	2,551
Net proceeds from exercise of stock options	228	26
Proceeds from other financing activities	—	4,500
Payments on long-term debt	(230,000)	—
Proceeds from issuance of senior convertible notes	—	316,000
Purchase of convertible bond hedge	—	(59,376)
Proceeds from issuance of warrants	—	42,881
Payments of debt issuance costs	—	(9,403)
Dividends paid	(13,991)	(14,665)
Tax benefit from share-based compensation	—	2,163
Repurchase of common stock	(58,995)	(70,572)
Net cash (used in) provided by financing activities	(302,758)	214,105
NET INCREASE CASH AND CASH EQUIVALENTS	91,181	78,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	510,207	428,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$601,388	$507,036
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	5,245	2,875
Income taxes paid, including foreign withholding taxes	52,285	36,764
Non-cash investing and financing activities:
Dividend payable	6,861	7,243
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(359)	421
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2016, and the results of our operations for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (our “2015 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2016. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Accounting Standards Update: Consolidation
In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities, or VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The amended standard has not had any effect on the Company's financial position or results of operations.
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. On April 14, 2016, the FASB amended the guidance by issuing ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. We are currently evaluating the effect that adopting this guidance will have on the Company's financial position, results of operations or cash flows.
2. SALE-LEASEBACK
During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. The $3.4 million gain related to the sale was recorded within Other Expense (Net) in our Consolidated Statements of Operations, and the assets sold were removed from Property and Equipment, at the completion of the lease term in second quarter 2016.
3. INCOME TAXES
In first half 2016, our effective tax rate was a benefit of 4.1% as compared to a provision of 37.7% during first half 2015, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in our effective tax rate was primarily attributable to the impact of a $23.7 million discrete net benefit primarily related to domestic production activities refund claims for prior years. Additionally, our first half 2016 effective tax rate includes an estimated deduction for domestic production activities and an estimated U.S. federal research and development tax credit. The U.S. federal research and development tax credit received a permanent extension in December 2015. In first quarter 2016, we reversed a portion of our tax reserve upon completion of the Joint Committee on Taxation's review of the U.S. tax audit for the tax years 2010 through 2012.
During first half 2016 and 2015, we paid approximately $43.7 million and $24.0 million, respectively, of foreign source withholding tax. Additionally, as of June 30, 2016, included within our taxes payable and deferred tax asset balances was $11.8 million of foreign source withholding tax and the associated foreign tax credit that we expect to utilize to offset future U.S. federal income taxes. This balance is related to a receivable from foreign licensees.
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

	For the Three Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$39,994	$39,994	$32,602	$32,602
Denominator:
Weighted-average shares outstanding: Basic	34,499	34,499	36,022	36,022
Dilutive effect of stock options, RSUs, convertible securities and warrants		446		420
Weighted-average shares outstanding: Diluted		34,945		36,442
Earnings Per Share:
Net income: Basic	$1.16	$1.16	$0.91	$0.91
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.02)		(0.02)
Net income: Diluted		$1.14		$0.89

	For the Six Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$68,065	$68,065	$61,667	$61,667
Denominator:
Weighted-average shares outstanding: Basic	34,772	34,772	36,486	36,486
Dilutive effect of stock options, RSUs, convertible securities and warrants		389		397
Weighted-average shares outstanding: Diluted		35,161		36,883
Earnings Per Share:
Net income: Basic	$1.96	$1.96	$1.69	$1.69
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.02)		(0.02)
Net income: Diluted		$1.94		$1.67
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock for second quarter 2016 and second quarter 2015, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock units and stock options	142	94	159	58
Convertible securities	4,366	4,366	6,068	6,803
Warrants	8,455	8,496	8,502	6,808
Total	12,963	12,956	14,729	13,669
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
Huawei filed its brief seeking annulment in the Paris Proceeding on July 24, 2015. A hearing in the Paris Proceeding was held on March 8, 2016. On April 12, 2016, the Paris Court of Appeal denied Huawei’s request to annul the arbitration award. Shortly thereafter, Huawei indicated to InterDigital that it was considering an appeal of the Paris Court of Appeal decision to the highest court in France. On April 26, 2016, the parties submitted a proposed order to the New York District Court, which was entered by the court that same day, notifying the court of their agreements regarding payments under the partial and final arbitration awards and the status of the New York Proceeding. As it considers and pursues an appeal of the Paris Court of Appeal decision, Huawei agreed to make payments, without prejudice to its right to a further appeal, of amounts then outstanding and amounts that become due under the arbitration awards (including the resulting license agreement). In addition, InterDigital agreed not to seek to lift the stay in the New York Proceeding pending receipt of all such payments and pending any further appeal that Huawei has the right to pursue to the courts of France, and not to require Huawei to post security.
On May 5, 2016, we received notice from the French Cour de Cassation, the highest court in France, that Huawei had filed on April 27, 2016 an appeal of the April 12, 2016 Paris Court of Appeal decision with the French Cour de Cassation. This appeal is currently pending. Huawei is in compliance with its obligations under the New York District Court’s order, including by making the requisite payments under the arbitration awards. Huawei made the first payments in second quarter 2016. We will recognize the related revenue in the period in which all criteria for revenue recognition have been met.
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
InterDigital believes that the decisions are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating InterDigital’s lump-sum patent license agreement with Apple in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-

TA-800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, including with respect to InterDigital’s now-expired license agreement with Apple, which had been found in an arbitration between InterDigital and Apple to be limited in scope.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.0 million based on the exchange rate as of June 30, 2016), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.0 million based on the exchange rate as of June 30, 2016). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at June 30, 2016 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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

On November 4, 2015, InterDigital filed a motion to dismiss and to strike Microsoft’s complaint. A hearing on this motion was held on March 1, 2016, and on April 13, 2016, the Delaware District Court denied InterDigital’s motion. On April

27, 2016, InterDigital filed a motion with the Delaware District Court to certify questions addressed in the court’s April 13, 2016 decision for interlocutory appeal. The court denied InterDigital’s motion for certification of interlocutory appeal on June 13, 2016.

On May 27, 2016, InterDigital filed its answer and counterclaims. InterDigital denied Microsoft’s claim that InterDigital violated Section 2 of the Sherman Act and asserted several defenses. InterDigital also filed two counterclaims for declaratory judgment: (i) that Microsoft’s Sherman Act claim is invalid and preempted as applied under the First Amendment of the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code; and (ii) that Microsoft waived entitlement to benefit from FRAND commitments by InterDigital due to Microsoft’s reverse hold-up behavior. Microsoft filed an answer to InterDigital’s counterclaims on June 20, 2016.

Sharp Arbitration
On December 19, 2014, Sharp Corporation (“Sharp”) filed a demand for arbitration against the Company’s wholly owned subsidiary InterDigital Technology Corporation (“ITC”) with the American Arbitration Association’s International Center for Dispute Resolution.  Sharp’s demand for arbitration is based on ITC’s alleged breach of the August 10, 2001 patent license agreement (as amended) (the “2001 PLA”) between Sharp and ITC.  Sharp claims that ITC breached its FRAND commitments under the ETSI IPR policy, Section 6.1, by enforcing the 2001 PLA, thereby requiring Sharp to pay what it alleges to be excessive and discriminatory royalties.  Sharp also claims that ITC breached the implied covenant of good faith and fair dealing in the 2001 PLA by charging what Sharp alleges are excessive and discriminatory royalties. Sharp further alleges that ITC should be promissorily estopped from charging allegedly excessive and discriminatory royalties, and that ITC should provide an accounting of overpayments resulting from ITC’s alleged failure to observe its FRAND commitments.  Sharp is seeking (a) a declaration that ITC breached its FRAND commitments and breached the implied covenant of good faith and fair dealing, (b) calculation of new FRAND rates for the 2001 PLA, and (c) an order that ITC must return an amount to be determined for Sharp’s alleged overpayment under the 2001 PLA. According to recent submissions Sharp is seeking as damages a refund of a substantial majority of the royalties paid by Sharp under the 2001 PLA plus interest, resulting in an aggregate amount of damages of up to approximately $390 million.

InterDigital and Sharp have agreed to certain binding terms to settle this dispute and are in the process of finalizing a settlement agreement. As a result, the evidentiary hearing that was scheduled for July 2016 has been adjourned and all other scheduled dates have been continued.

The Company has not recorded any accrual at June 30, 2016 for contingent losses associated with this matter based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.

REGULATORY PROCEEDINGS
Investigation by Taiwan Fair Trade Commission
On December 6, 2013, InterDigital received notice from the Taiwan Fair Trade Commission (“TFTC”) that the TFTC had initiated an investigation to examine alleged anti-competitive behavior under Taiwan’s Fair Trade Act (FTA). Companies found to violate the FTA may be ordered to cease and rectify the unlawful conduct, take other necessary corrective action, and/or pay an administrative fine. During second quarter 2016, InterDigital was informed by its local counsel that the staff of the TFTC has completed its investigation and has forwarded its recommendations to the Commission.  InterDigital is fully cooperating with the TFTC’s investigation.
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
On October 10, 2014, InterDigital filed a petition for review with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”), appealing certain of the adverse determinations in the Commission’s August 8, 2014 final determination including those related to the ’966 and ’847 patents. On June 2, 2015, InterDigital moved to voluntarily dismiss the Federal Circuit appeal, because, even if it were to prevail, it did not believe there would be sufficient time following the court’s decision and mandate for the USITC to complete its proceedings on remand such that the accused products would be excluded before the ’966 and ’847 patents expire in June 2016. The court granted the motion and dismissed the appeal on June 18, 2015.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. The appeals are pending. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November 2015 and November 2016 trials concerning infringement of the ’244 patent and damages and FRAND-related issues, respectively, pending completion of the IPR proceedings, including all appeals and subsequent proceedings before the PTAB. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.
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
On March 18, 2016, the court denied ZTE’s motion for judgment as a matter of law, or in the alternative for a new trial, with respect to the ’966 and ’847 patents. The court postponed its ruling on ZTE’s motion as to the ’244 patent pending the Federal Circuit’s decision on InterDigital’s appeal of the September 14, 2015 PTAB ruling and administratively closed that portion of the motion. On April 8, 2016, the court set a new schedule for the FRAND/damages portion of the ZTE case with a target trial date in February 2018.
On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. The court granted this request the same day. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion was granted on June 7, 2016, and a partial final judgment was entered on June 20, 2016. On July 18, 2016, ZTE filed its notice of appeal with the Federal Circuit. As a result, InterDigital’s damages claims are currently effectively stayed pending the appeal.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through September 13, 2016.
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

OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual as of June 30, 2016.
6. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the six months ended June 30, 2016 and June 30, 2015 were as follows (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Balance beginning of period, December 31	$510,519	$468,328
Net income attributable to InterDigital, Inc.	68,065	61,667
Unrealized gain on investments, net	388	8
Cash dividends declared	(13,784)	(14,475)
Repurchase of common stock	(58,995)	(70,572)
Convertible note hedge transactions, net of tax	—	(38,594)
Warrant transactions	—	42,881
Equity component of the 2020 Notes, net of tax	—	38,567
Deferred financing costs allocated to equity	—	(2,430)
Exercise of common stock options	228	26
Taxes withheld upon restricted stock unit vestings	(3,325)	(9,557)
Tax benefit from share-based compensation	(9)	2,163
Share-based compensation	10,580	6,299
Total InterDigital, Inc. shareholders’ equity end of period	$513,667	$484,311
Noncontrolling Interest Balance beginning of period, December 31	11,376	7,349
Proceeds from noncontrolling interests	—	2,551
Net loss attributable to noncontrolling interest	(1,885)	(1,380)
Noncontrolling interest	9,491	8,520
Total Equity end of period	$523,158	$492,831
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “2014 Repurchase Program”), and in June 2015, our Board of Directors authorized a $100 million increase to the 2014 Repurchase Program, bringing the total amount of the program to $400 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program during 2016, 2015 and 2014, in thousands.

	2014 Repurchase Program
	# of Shares	Value
2016	1,202	$58,995
2015	1,836	96,410
2014	3,554	152,625
Total	6,592	$308,030
Dividends

Cash dividends on outstanding common stock declared in 2016 and 2015 were as follows (in thousands, except per share data):

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
	$0.40	$13,784

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
Fourth quarter	0.20	7,068	28,726
	$0.80	$28,726
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
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively. The warrants become exercisable and expire in daily tranches over an approximately two-month period that started June 15, 2016, and have a strike price of $63.18 per share. In consideration for the warrants issued on March 29, 2011 and March 30, 2011, we received $27.6 million and $4.1 million, respectively, on April 4, 2011. The market price of our common stock did not exceed the strike price of the warrants on any warrant expiration date in second quarter 2016; as a result, we were not required to issue any shares of common stock pursuant to these warrants during the quarter.
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, at an initial strike price of approximately $88.46 per share. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At both June 30, 2016 and December 31, 2015, four licensees comprised 97% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$570,753	$—	$—	$570,753
Commercial paper (b)	—	47,021	—	47,021
U.S. government securities	—	138,863	—	138,863
Corporate bonds, asset backed and other securities	—	57,261	—	57,261
	$570,753	$243,145	$—	$813,898
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $30.6 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$333,671	$—	$—	$333,671
Commercial paper (b)	—	377,347	—	377,347
U.S. government securities	—	183,950	—	183,950
Corporate bonds, asset backed and other securities	183	38,557	—	38,740
	$333,854	$599,854	$—	$933,708
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $176.5 million of commercial paper that is included within cash and cash equivalents.

The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$265,728	$328,839	$546,000	$486,769	$533,203
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
In connection with the offering of the 2016 Notes, on March 29 and March 30, 2011, we entered into convertible note hedge transactions that covered, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at an initial strike price that corresponded to the initial conversion price of the 2016 Notes and were exercisable upon conversion of the 2016 Notes. In addition, on the same dates, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock. The warrants have a current strike price of $63.18 per share, as adjusted as of January 11, 2016 in connection with a conversion rate adjustment to the 2016 Notes pursuant to the terms of the indenture for such notes. The warrants become exercisable and expire in daily tranches over an approximately two-month period that started June 15, 2016. The market price of our common stock did not exceed the strike price of the warrants on any warrant expiration date in second quarter 2016; as a result, we were not required to issue any shares of common stock pursuant to these warrants during the quarter.
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
Under current accounting guidance, the Company bifurcated the proceeds from the offering of the 2016 Notes between the liability and equity components of the debt. On the date of issuance, the liability and equity components were calculated to be approximately $187.0 million and $43.0 million, respectively. The initial $187.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $43.0 million ($28.0 million net of tax) equity component represents the difference between the fair value of the initial $187.0 million in debt and the $230.0 million of gross proceeds. The related initial debt discount of $43.0 million was being amortized using the effective interest method over the life of the 2016 Notes. An effective interest rate of 7% was used to calculate the debt discount on the 2016 Notes.
In connection with the above-noted transactions, the Company incurred $8.0 million of directly related costs. The initial purchaser's transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. We allocated $6.5 million of debt issuance costs to the liability component of the debt, which were capitalized as deferred financing costs. These costs were amortized to interest expense over the term of the debt using the effective interest method. The remaining $1.5 million of costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt.

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
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million, respectively, of common stock at an initial strike price of approximately $88.46 per share. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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

The following table reflects the carrying value of the Company's convertible debt as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
	2020 Notes	2016 Notes	2020 Notes	Total
Principal	$316,000	$230,000	$316,000	$546,000
Less:
Unamortized interest discount	(45,176)	(2,500)	(50,614)	(53,114)
Deferred financing costs	(5,096)	(326)	(5,791)	(6,117)
Net carrying amount of Notes	$265,728	$227,174	$259,595	$486,769
The following table presents the amount of interest cost recognized for the three and six months ended June 30, 2016 and June 30, 2015 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended June 30,
	2016	2015
	2020 Notes	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,185	$1,438	$1,053	$2,491
Accretion of debt discount	2,745	2,416	2,569	4,985
Amortization of deferred financing costs	347	326	349	675
Total	$4,277	$4,180	$3,971	$8,151

	For the Six Months Ended June 30,
	2016			2015
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,437	$2,370	$3,807	$2,875	$1,448	$4,323
Accretion of debt discount	2,500	5,438	7,938	4,750	3,434	8,184
Amortization of deferred financing costs	326	695	1,021	652	465	1,117
Total	$4,263	$8,503	$12,766	$8,277	$5,347	$13,624

9. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of June 30, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our Condensed Consolidated Balance Sheet were $22.2 million and $0.9 million, respectively. Assets included $15.2 million of cash and cash equivalents and $7.0 million of patents, net. As of December 31, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Condensed Consolidated Balance Sheet were $24.2 million and $0.8 million, respectively. Assets included $19.0 million of cash and cash equivalents and $5.2 million of patents, net. The impact of consolidating these variable interest entities on our Condensed Consolidated Statements of Income was not significant.
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

Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended June 30, 2016 and 2015, we have allocated approximately $1.0 million and $0.6 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties. For the six months ended June 30, 2016 and 2015, we have allocated approximately $1.9 million and $1.4 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
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

10. DEFERRED REVENUE
Deferred revenue balances as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Current deferred revenue, including customer advances (a)	$309,340	$106,229
Long-term deferred revenue	298,675	289,039
Total deferred revenue	$608,015	$395,268

(a) Current deferred revenue includes $200.0 million of customer advances related to cash collected under an arbitration award. This customer advance has been deferred as all criteria for revenue recognition have not been met.

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
Recurring Revenue
Recurring revenue of $74.6 million in second quarter 2016 decreased $29.0 million from $103.6 million in first quarter 2016 due to a decrease in per-unit royalties primarily attributable to a decrease in shipments from fourth quarter 2015 to first quarter 2016 by Pegatron Corporation (“Pegatron”) and our other Taiwan-based licensees.
Refer to "Results of Operations -- First Half 2016 Compared to First Half 2015" and "Results of Operations -- Second Quarter 2016 Compared to Second Quarter 2015" for further discussion of our 2016 revenue.
Stock Repurchase
During second quarter 2016, we repurchased 0.3 million shares of common stock for $18.6 million. From July 1, 2016 through July 29, 2016, we repurchased an additional 0.1 million shares at a cost of $5.7 million, bringing the total number of shares repurchased under the company’s current $400 million stock repurchase program to 6.7 million shares at a cost of $313.7 million.
Huawei Arbitration
In December 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing dispute. Pursuant to their agreement, InterDigital and Huawei initiated an arbitration in April 2014 jointly seeking a determination by an arbitral tribunal of FRAND royalty terms and conditions to be included in a binding worldwide patent license agreement to take effect upon issuance of the arbitration award. An arbitration hearing was held in January 2015, and the arbitration panel delivered a confidential partial award in May 2015 and a confidential final award in July 2015. In June 2015, InterDigital filed a petition in the District Court for the Southern District of New York for an order confirming the arbitration award (the “New York Proceeding”), and Huawei filed an action in the Paris Court of Appeal requesting annulment of the arbitration award (the “Paris Proceeding”). Huawei also filed a motion to stay the New York Proceeding pending the Paris Proceeding. In February 2016, the judge in the New York Proceeding agreed to the stay, subject to the requirement that Huawei post suitable security, and in March 2016, the court issued an order setting the amount of Huawei’s security. A hearing was held in the Paris Proceeding in March 2016, and on April 12, 2016, the Paris Court of Appeal denied Huawei’s request to annul the arbitration award. Shortly thereafter, Huawei indicated to InterDigital that it was considering an appeal of the Paris Court of Appeal decision to the highest court in France. On April 26, 2016, the parties submitted a proposed order to the New York District Court, which was entered by the court that same day, notifying the court of their agreements regarding payments under the partial and final arbitration awards and the status of the New York Proceeding. As it considers and pursues an appeal of the Paris Court of Appeal decision, Huawei agreed to make payments, without prejudice to its right to a further appeal, of amounts then outstanding and amounts that become due under the arbitration awards (including the resulting license agreement). In addition, InterDigital agreed not to seek to lift the stay in the New York Proceeding pending receipt of all such payments and pending any further appeal that Huawei has the right to pursue to the courts of France, and not to require Huawei to post security. On May 5, 2016, we received notice from the French Cour de Cassation, the highest court in France, that Huawei had filed on April 27, 2016 an appeal of the April 12, 2016 Paris Court of Appeal decision with the French Cour de Cassation. This appeal is currently pending. Huawei is in compliance with its obligations under the New York District Court’s order, including by making the requisite payments under the arbitration awards.
In second quarter 2016, Huawei made its first payments under the arbitration awards.  We will recognize the related revenue from these payments, including both a current and a past sales component, in the period in which we believe the revenue to be fixed or determinable.  The company currently expects to reach that conclusion, and recognize the related revenue, in third quarter 2016. All amounts received from Huawei are recorded in Current deferred revenue in our Condensed Consolidated Balance Sheets.
Please see Note 5, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more complete discussion of these proceedings.
Comparability of Financial Results
When comparing second quarter 2016 financial results against other periods, the following items should be taken into consideration:

•	a $23.1 million discrete net benefit within our tax provision related to tax refunds expected on amended returns associated with deductions for certain domestic production activities; and

•	$1.3 million of past sales.
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
Cash, cash equivalents and short-term investments
At June 30, 2016 and December 31, 2015, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2016	December 31, 2015	Increase / (Decrease)
Cash and cash equivalents	$601,388	$510,207	$91,181
Short-term investments	212,510	423,501	(210,991)
Total cash and cash equivalents and short-term investments	$813,898	$933,708	$(119,810)
The net decrease in cash, cash equivalents and short-term investments was primarily attributable to the repayment of the $230.0 million aggregate principal amount of our 2.50% senior convertible notes (the “2016 Notes”) that became due in March 2016, capitalized patent costs and patent acquisitions of $20.9 million, share repurchases of $59.0 million and dividend payments of $14.0 million. These decreases were partially offset by $207.7 million of cash provided by operating activities.
Cash flows from operations

We generated the following cash flows from our operating activities in first half 2016 and 2015 (in thousands):

	For the Six Months Ended June 30,
	2016	2015	Increase / (Decrease)
Net cash provided by operating activities	$207,667	$27,066	$180,601

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $180.6 million was primarily attributable to an increase in cash receipts of $170.5 million and an increase in other working capital adjustments. The increase in cash receipts was driven by a $193.2 million increase in collections of fixed-fee royalty payments, as described in the table below, and offset by reductions in current and prepaid royalties, as well as technology solutions. Taxes paid increased by $15.5 million, which was partially offset by a decrease in cash operating expenses of $13.7 million. Other working capital adjustments decreased $12.0 million, primarily due to lower payments of accrued compensation in first half 2016 compared to first half 2015. The table below sets forth the significant items comprising our cash flows provided by operating activities during the six months ended June 30, 2016 and 2015 (in thousands).

	For the Six Months Ended June 30,
	2016	2015	Increase / (Decrease)
Cash Receipts:
Current royalties [a]	$127,416	$137,851	$(10,435)
Fixed-fee royalty payments [b]	224,237	31,000	193,237
Prepaid royalties	3,356	13,460	(10,104)
Technology solutions	1,753	3,993	(2,240)
Total cash receipts	$356,762	$186,304	$170,458

Cash Outflows:
Cash operating expenses [c]	75,718	89,385	(13,667)
Income taxes paid [d]	52,285	36,764	15,521
Total cash outflows	128,003	126,149	1,854

Other working capital adjustments	(21,092)	(33,089)	11,997

Cash flows provided by operating activities	$207,667	$27,066	$180,601

(a) Current royalties included past sales recognized of $5.4 million and $15.5 million, for the six months ended June 30, 2016 and 2015, respectively.
(b) The increase in fixed-fee royalty payments for the six months ended June 30, 2016 was driven by cash collected under an arbitration award. The amounts collected have been included in current deferred revenue, as all criteria for revenue recognition have not yet been met nor has it been finally resolved whether the parties' ultimate patent license agreement will be a current royalty or a fixed-fee agreement.
(c) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(d) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2016, and December 31, 2015 (in thousands), as follows:

	June 30, 2016	December 31, 2015	Increase / (Decrease)
Current assets	$966,481	$1,010,967	$(44,486)
Less: current liabilities	371,375	399,973	(28,598)
Working capital	595,106	610,994	(15,888)
Subtract:
Cash and cash equivalents	601,388	510,207	91,181
Short-term investments	212,510	423,501	(210,991)
Add:
Current deferred revenue, including customer advances	309,340	106,229	203,111
Adjusted working capital	$90,548	$(216,485)	$307,033

The $307.0 million net increase in adjusted working capital is primarily attributable to the repayment of the 2016 Notes in first quarter 2016, which resulted in a $227.2 million decrease in current liabilities. Accounts receivable increased $50.3 million due to the timing of payments related to both existing and new fixed-fee agreements. Additionally, prepaid and other current assets increased $25.0 million primarily due to the second quarter 2016 recognition of a $29.4 million discrete gross benefit within our tax provision related to tax refunds expected on amended returns associated with available deductions for certain domestic production activities.
Cash flows from investing and financing activities
Net cash generated in investing activities for first half 2016 was $186.3 million, a $349.0 million change from $162.7 million net cash used in first half 2015. We sold $211.4 million, net of purchases, and purchased $125.2 million, net of sales, of short-term marketable securities in first half 2016 and 2015, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $20.9 million in first half 2016 from $36.2 million in first half 2015, primarily due to the inclusion in first half 2015 of a final payment of $20.0 million on a $45.0 million patent acquisition made in 2014.
Net cash used in financing activities for first half 2016 was $302.8 million, a $516.9 million change from $214.1 million net cash generated in first half 2015. This change was primarily attributable to the $230.0 million repayment of the 2016 Notes in first quarter 2016 as compared to the $306.7 million in net proceeds from the issuance and sale of the 1.50% senior convertible notes due 2020 (the “2020 Notes”) in first quarter 2015. This change was partially offset by a $11.6 million decrease in repurchases of common stock in first half 2016 and $16.5 million of net costs for the bond hedge and warrant transactions entered into in first quarter 2015 in connection with the offering of the 2020 Notes.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2016 was approximately $608.0 million, an increase of $212.7 million from December 31, 2015. We have no material obligations associated with such deferred revenue. The increase was primarily due to a gross increase in deferred revenue of $282.2 million associated with the above-noted collection of amounts under an arbitration award as well as fixed-fee agreement payments or payments due within twelve months, which were partially offset by $69.4 million of deferred revenue recognized. The deferred revenue recognized was comprised of $58.2 million of amortized fixed-fee royalty payments and $11.2 million in per-unit exhaustion of prepaid royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the June 30, 2016 deferred revenue balance of $608.0 million by $109.6 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances and the determination that we have a fixed or determinable price with respect to amounts collected under an arbitration award.
RESULTS OF OPERATIONS
Second Quarter 2016 Compared to Second Quarter 2015

Revenues
The following table compares second quarter 2016 revenues to second quarter 2015 revenues (in thousands):

	For the Three Months Ended June 30,
	2016	2015	Increase/(Decrease)
Per-unit royalty revenue	$44,525	$55,989	$(11,464)	(20)%
Fixed-fee amortized royalty revenue	29,098	33,373	(4,275)	(13)%
Current patent royalties [a]	73,623	89,362	(15,739)	(18)%
Past patent royalties [b]	1,277	27,260	(25,983)	(95)%
Total patent licensing royalties	74,900	116,622	(41,722)	(36)%
Current technology solutions revenue [a]	1,015	1,845	(830)	(45)%
Past technology solutions revenue [b]	—	84	(84)	(100)%
Total revenue	$75,915	$118,551	$(42,636)	(36)%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $42.6 million decrease in total revenue was primarily attributable to a $26.0 million decrease in past patent royalties and a $16.6 million decrease in recurring revenue. Past sales in second quarter 2015 included revenue recognized as a result of the settlement with Arima Communications Corporation ("Arima") in second quarter 2015. The $16.6 million decrease in recurring revenue was primarily due to a $11.5 million decrease in per-unit royalties as a result of decreased shipments by Pegatron and our other Taiwanese licensees. Fixed-fee amortized royalty revenue decreased $4.3 million due to a lower base of fixed-fee amortized royalty revenue.
In second quarter 2016 and second quarter 2015, 56% and 68% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In second quarter 2016 and second quarter 2015, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended June 30,
	2016	2015
Pegatron	33%	30%
Samsung	23%	15%
Arima	< 10%	23%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2016 and second quarter 2015 by category (in thousands):

	For the Three Months Ended June 30,
	2016	2015	Increase/ (Decrease)
Patent administration and licensing	$28,285	$31,212	$(2,927)	(9)%
Development	14,609	18,326	(3,717)	(20)%
Selling, general and administrative	9,938	10,435	(497)	(5)%
Total operating expenses	$52,832	$59,973	$(7,141)	(12)%
Operating expenses decreased to $52.8 million in second quarter 2016 from $60.0 million in second quarter 2015. The $7.1 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

(Decrease)/ Increase
Intellectual property enforcement and non-patent litigation	$(4,497)
Consulting services	(2,840)
Commercial initiatives	(1,806)
Personnel-related costs	(1,058)
Performance-based incentive compensation	1,648
Depreciation and amortization	1,283
Other	129
Total decrease in operating expenses	$(7,141)

The $4.5 million decrease in in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with USITC and related actions. The $5.7 million aggregate decrease in consulting services, commercial initiatives and personnel related costs was primarily attributable to reduced spending on development projects and on-going efforts to optimize our cost structure. Additionally, higher costs in second quarter 2015 related to branding and strategy-related initiatives contributed to the decrease in consulting services. These decreases were partially offset by a $1.6 million increase in performance-based incentive compensation, which was primarily driven by higher accrual rates associated with our long-term performance-based compensation plans. Additionally, the $1.3 million increase in depreciation and amortization was primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisitions.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement and non-patent litigation costs, as well as decreased spending related to patent maintenance and evaluation. The decrease was partially offset by the above-noted increases in patent amortization and performance-based incentive compensation.
Development Expense: The decrease in development expense primarily resulted from the above-noted decreases in commercial initiatives expense, personnel-related costs and consulting services.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense primarily resulted from the above-noted decreases in consulting services and personnel-related costs. These decreases were partially offset by the above-noted increase in performance-based incentive compensation.
Other (Expense) Income
The following table compares second quarter 2016 other (expense) income to second quarter 2015 other (expense) income (in thousands):

	For the Three Months Ended June 30,
	2016	2015	Change
Interest expense	$(4,278)	$(8,151)	$3,873	(48)%
Other	3,070	(76)	3,146	(4,139)%
Interest and investment income	502	481	21	4%
	$(706)	$(7,746)	$7,040	(91)%
In second quarter 2016, other expense was $0.7 million as compared to other expense of $7.7 million in second quarter 2015. The change between periods was primarily due to less interest expense as a result of the repayment of the $230.0 million aggregate principal amount of the 2016 Notes in first quarter 2016. Additionally, other income increased $3.1 million primarily as a result of the recognition of a $3.4 million gain related to the sale of our King of Prussia facility.
Income tax provision
In second quarter 2016, our effective tax rate was a benefit of 74.4% as compared to a provision of 37.1% during second quarter 2015, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in our effective tax rate was primarily attributable to the impact of a $23.1 million discrete net benefit related to domestic production activities refund claims for prior years. Additionally, our second quarter 2016 effective tax rate includes an estimated deduction for domestic production activities and an estimated U.S. federal research and development tax credit. The U.S. federal research and development tax credit received a permanent extension in December2015. Additionally, our second quarter 2015 effective tax rate included a higher level of certain deductions that were not allowed for tax purposes, contributing to the higher effective tax rate as compared to second quarter 2016.
First Half 2016 Compared to First Half 2015
Revenues
The following table compares first half 2016 revenues to first half 2015 revenues (in thousands):

	For the Six Months Ended June 30,
	2016	2015	Increase/(Decrease)
Per-unit royalty revenue	$118,214	$131,572	$(13,358)	(10)%
Fixed-fee amortized royalty revenue	58,196	66,746	(8,550)	(13)%
Current patent royalties [a]	176,410	198,318	(21,908)	(11)%
Past patent royalties [b]	5,444	27,277	(21,833)	(80)%
Total patent licensing royalties	181,854	225,595	(43,741)	(19)%
Current technology solutions revenue [a]	1,825	3,250	(1,425)	(44)%
Past technology solutions revenue [b]	—	84	(84)	(100)%
Total revenue	$183,679	$228,929	$(45,250)	(20)%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $45.3 million decrease in total revenue was primarily attributable to a $23.3 million decrease in recurring revenues and a $21.8 million decrease in past patent royalties. The decrease in recurring revenue of $23.3 million primarily related to a $13.4 million decrease in per-unit royalty revenue, which was driven by decreased shipments by Pegatron and our other Taiwan-based licensees. The decrease in recurring revenue was also due to a $8.6 million decrease in fixed-fee royalties due to a lower base of fixed-fee amortized royalty revenue. The decrease in past sales was primarily related to past sales in second quarter 2015 recognized as a result of the Arima settlement in second quarter 2015.
In first half 2016 and first half 2015, 60% and 61% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2016 and first half 2015, the following companies accounted for 10% or more of our total revenue:

	For the Six Months Ended June 30,
	2016	2015
Pegatron	41%	34%
Samsung	19%	15%
Arima	< 10%	12%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2016 and first half 2015 by category (in thousands):

	For the Six Months Ended June 30,
	2016	2015	Increase/ (Decrease)
Patent administration and licensing	$55,452	$62,837	$(7,385)	(12)%
Development	34,878	36,317	(1,439)	(4)%
Selling, general and administrative	21,910	19,953	1,957	10%
Total operating expenses	$112,240	$119,107	$(6,867)	(6)%

Operating expenses decreased 6% to $112.2 million in first half 2016 from $119.1 million in first half 2015. The $6.9 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

(Decrease)/Increase
Intellectual property enforcement and non-patent litigation	$(11,921)
Consulting services	(3,381)
Commercial initiatives	(2,407)
Performance-based incentive compensation	6,168
Depreciation and amortization	2,517
Other	1,344
Personnel-related costs	813
Total decrease in operating expenses	$(6,867)

The $6.9 million decrease in operating expenses was primarily due to the $11.9 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions and licensee arbitrations. The $5.8 million aggregate decrease in consulting services and commercial initiatives expenses was primarily attributable to reduced spending on development projects and on-going efforts to optimize our cost structure. Additionally, higher costs in second quarter 2015 related to branding and strategy-related initiatives contributed to the decrease in consulting services. These decreases were partially offset by an increase in performance-based incentive compensation of $6.2 million due to higher accrual rates associated with our long-term performance-based compensation plans, following recent developments involving the Huawei arbitration award and related agreement that resulted in the first payments from Huawei in second quarter 2016. Depreciation and amortization increased by $2.5 million primarily attributable to the growth in our patent portfolio driven by both internal patent generation and patent acquisitions.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement and non-patent litigation. This decrease was partially offset by increases in patent amortization expense and performance-based incentive compensation as discussed above.
Development Expense: The decrease in development expense primarily resulted from the above-noted decrease in commercial initiatives and consulting services expenses. These decreases were partially offset by increased performance-based incentive compensation as discussed above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increase in performance-based incentive compensation. This increase was partially offset by decreased spending related to corporate branding and strategy-related initiatives.
Other (Expense) Income
The following table compares first half 2016 other (expense) income to first half 2015 other (expense) income (in thousands):

	For the Six Months Ended June 30,
	2016	2015	Change
Interest expense	$(12,463)	$(13,624)	$1,161	(9)%
Other	2,957	(264)	3,221	(1,220)%
Interest and investment income	1,663	906	757	84%
	$(7,843)	$(12,982)	$5,139	(40)%
In first half 2016, other expense was $7.8 million as compared to other expense of $13.0 million in first half 2015. The change between periods was primarily due to the gain recognized related to the sale of our King of Prussia facility and lower interest expense as a result of the repayment of the $230.0 million aggregate principal amount of the 2016 Notes in first quarter 2016.

Income tax provision
In first half 2016, our effective tax rate was a benefit of 4.1% as compared to a provision of 37.7% during first half 2015, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in our effective tax rate was primarily attributable to the impact of a $23.7 million discrete net benefit primarily related to domestic production activities refund claims for prior years. Additionally, our first half 2016 effective tax rate includes an estimated deduction for domestic production activities and an estimated U.S. federal research and development tax credit. The U.S. federal research and development tax credit received a permanent extension in December 2015. In first quarter 2016, we reversed a portion of our tax reserve upon completion of the Joint Committee on Taxation's review of the U.S. tax audit for the tax years 2010 through 2012.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our June 30, 2016 deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.20 per share cash dividend in the future; and

•	Our expectation that we will reach a conclusion in third quarter 2016 with respect to the revenue recognition treatment of the payments made by Huawei in second quarter 2016.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Huawei Arbitration

Reference is made to the Huawei Arbitration previously disclosed in the 2015 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the "First Quarter 2016 Form 10-Q"). On May 5, 2016, we received notice from the French Cour de Cassation, the highest court in France, that Huawei had filed on April 27, 2016 an appeal of the April 12, 2016 Paris Court of Appeal decision with the French Cour de Cassation. This appeal is currently pending. Huawei is in compliance with its obligations under the April 26, 2016 New York District Court order, including by making the requisite payments under the arbitration awards. Huawei made the first payments in second quarter 2016. We will recognize the related revenue in the period in which all criteria for revenue recognition have been met.
Microsoft Sherman Act Delaware Proceedings

Reference is made to the proceedings initiated against InterDigital by Microsoft Mobile, Inc. and Microsoft Mobile Oy (collectively, “Microsoft”) in the United States District Court for the District of Delaware (the “Delaware District Court”) in August 2015 previously disclosed in the 2015 Form 10-K and the First Quarter 2016 Form 10-Q. On June 13, 2016, the Delaware District Court denied InterDigital’s motion for certification of interlocutory appeal. On May 27, 2016, InterDigital filed its answer and counterclaims. InterDigital denied Microsoft’s claim that InterDigital violated Section 2 of the Sherman Act and asserted several defenses. InterDigital also filed two counterclaims for declaratory judgment: (i) that Microsoft’s Sherman Act claim is invalid and preempted as applied under the First Amendment of the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code; and (ii) that Microsoft waived entitlement to benefit from FRAND commitments by InterDigital due to Microsoft’s reverse hold-up behavior. Microsoft filed an answer to InterDigital’s counterclaims on June 20, 2016.
Sharp Arbitration

Reference is made to the Sharp Arbitration previously disclosed in the First Quarter 2016 Form 10-Q. InterDigital and Sharp have agreed to certain binding terms to settle this dispute and are in the process of finalizing a settlement agreement. As a result, the evidentiary hearing that was scheduled for July 2016 has been adjourned and all other scheduled dates have been continued.

The Company has not recorded any accrual at June 30, 2016 for contingent losses associated with this matter based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.

Investigation by Taiwan Fair Trade Commission

Reference is made to the investigation by the Taiwan Fair Trade Commission ("TFTC") previously disclosed in the 2015 Form 10-K . During second quarter 2016, InterDigital was informed by its local counsel that the staff of the TFTC has completed its investigation and has forwarded its recommendations to the Commission.

Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings

Reference is made to the USITC proceeding and related Delaware District Court proceedings initiated in January 2013 involving InterDigital, Nokia and ZTE previously disclosed in the 2015 Form 10-K and the First Quarter 2016 Form 10-Q. On April 18, 2016, ZTE's stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND was granted. On June 7, 2016, the Delaware District Court granted ZTE's motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents, and a partial final judgment was entered on June 20, 2016. On July 18, 2016, ZTE filed its notice of appeal with the Federal Circuit. As a result, InterDigital's damages claims are currently effectively stayed pending the appeal.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital, Nokia and ZTE previously disclosed in the 2015 Form 10-K and the First Quarter 2016 Form 10-Q. The Delaware District Court proceeding is now stayed through September 13, 2016.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding Company purchases of its common stock during second quarter 2016.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2016 - April 30, 2016	104,500	$55.30	104,500	$104,786,205
May 1, 2016 - May 31, 2016	130,000	$55.29	130,000	$97,599,669
June 1, 2016 - June 30, 2016	98,000	$57.42	98,000	$91,970,397
Total	332,500	$55.92	332,500	$91,970,397
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
In addition, from July 1, 2016 through July 29, 2016, we repurchased 0.1 million shares at a cost of $5.7 million under the 2014 Repurchase Program.
Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Compensation Program for Non-Management Directors (as amended June 2016).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 2, 2016, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: August 2, 2016	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: August 2, 2016	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Compensation Program for Non-Management Directors (as amended June 2016).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 2, 2016, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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