Form 10-Q
period 2016-09-30
InterDigital, Inc.
filed 2016-10-27
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,283,369
Title of Class	Outstanding at October 25, 2016

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,162	$510,207
Short-term investments	594,387	423,501
Accounts receivable	146,883	53,868
Prepaid and other current assets	46,306	23,391
Total current assets	974,738	1,010,967
PROPERTY AND EQUIPMENT, NET	11,282	12,148
PATENTS, NET	279,179	277,579
DEFERRED TAX ASSETS	162,352	160,572
OTHER NON-CURRENT ASSETS	15,299	13,219
	468,112	463,518
TOTAL ASSETS	$1,442,850	$1,474,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$227,174
Accounts payable	12,488	19,002
Accrued compensation and related expenses	15,870	26,013
Deferred revenue	175,673	106,229
Taxes payable	15,571	1,405
Dividends payable	10,285	7,068
Other accrued expenses	8,356	13,082
Total current liabilities	238,243	399,973
LONG-TERM DEBT	268,847	259,595
LONG-TERM DEFERRED REVENUE	309,513	289,039
OTHER LONG-TERM LIABILITIES	10,975	3,983
TOTAL LIABILITIES	827,578	952,590
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,303 and 70,130 shares issued and 34,282 and 35,414 shares outstanding	703	701
Additional paid-in capital	675,825	663,073
Retained earnings	994,967	847,033
Accumulated other comprehensive income (loss)	24	(178)
	1,671,519	1,510,629
Treasury stock, 36,021 and 34,716 shares of common held at cost	1,064,795	1,000,110
Total InterDigital, Inc. shareholders’ equity	606,724	510,519
Noncontrolling interest	8,548	11,376
Total equity	615,272	521,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,442,850	$1,474,485

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
REVENUES:
Patent licensing royalties	$205,517	$98,888	$387,371	$324,483
Technology solutions	2,790	1,520	4,615	4,854
	208,307	100,408	391,986	329,337

OPERATING EXPENSES:
Patent administration and licensing	26,149	28,363	81,601	91,200
Development	15,560	16,618	50,438	52,935
Selling, general and administrative	9,880	10,040	31,790	29,993
	51,589	55,021	163,829	174,128

Income from operations	156,718	45,387	228,157	155,209

OTHER EXPENSE (NET)	(3,798)	(8,108)	(11,641)	(21,090)
Income before income taxes	152,920	37,279	216,516	134,119
INCOME TAX PROVISION	(49,397)	(13,491)	(46,813)	(50,044)
NET INCOME	$103,523	$23,788	$169,703	$84,075
Net loss attributable to noncontrolling interest	(943)	(732)	(2,828)	(2,112)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$104,466	$24,520	$172,531	$86,187
NET INCOME PER COMMON SHARE — BASIC	$3.05	$0.68	$4.99	$2.38
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,280	35,798	34,607	36,257
NET INCOME PER COMMON SHARE — DILUTED	$2.99	$0.68	$4.92	$2.35
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	34,953	36,205	35,091	36,658
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.20	$0.70	$0.60

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Net income	$103,523	$23,788	$169,703	$84,075
Unrealized (loss) gain on investments, net of tax	(186)	(132)	202	(124)
Comprehensive income	$103,337	$23,656	$169,905	$83,951
Comprehensive loss attributable to noncontrolling interest	(943)	(732)	(2,828)	(2,112)
Total comprehensive income attributable to InterDigital, Inc.	$104,280	$24,388	$172,733	$86,063

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,703	$84,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,150	35,314
Amortization of deferred financing costs and accretion of debt discount	12,078	15,008
Deferred revenue recognized	(242,104)	(125,958)
Increase in deferred revenue	324,122	91,052
Deferred income taxes	(1,780)	(8,563)
Tax benefit from share-based compensation	(9)	—
Share-based compensation	15,301	9,691
Gain on disposal of assets	3,491	—
Other	(225)	86
(Increase) decrease in assets:
Receivables	(93,015)	(64,377)
Deferred charges and other assets	(22,698)	(1,289)
Increase (decrease) in liabilities:
Accounts payable	(7,204)	9
Accrued compensation and other expenses	(13,467)	(21,937)
Accrued taxes payable and other tax contingencies	14,153	14,611
Net cash provided by operating activities	197,496	27,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(559,160)	(398,955)
Sales of short-term investments	388,402	284,333
Purchases of property and equipment	(3,477)	(1,835)
Capitalized patent costs	(24,274)	(24,006)
Acquisition of patents	(4,800)	(20,000)
Purchases of long-term investments	(2,000)	(6,594)
Net cash (used in) investing activities	(205,309)	(167,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from noncontrolling interests	—	2,550
Net proceeds from exercise of stock options	302	29
Proceeds from other financing activities	—	4,500
Payments on long-term debt	(230,000)	—
Proceeds from issuance of senior convertible notes	—	316,000
Purchase of convertible bond hedge	—	(59,376)
Proceeds from issuance of warrants	—	42,881
Payments of debt issuance costs	—	(9,403)
Dividends paid	(20,849)	(21,844)
Tax benefit from share-based compensation	—	2,126
Repurchase of common stock	(64,685)	(89,052)
Net cash (used in) provided by financing activities	(315,232)	188,411
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(323,045)	49,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	510,207	428,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,162	$477,643
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	7,615	7,988
Income taxes paid, including foreign withholding taxes	58,626	43,833
Non-cash investing and financing activities:
Dividend payable	10,285	7,183
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(690)	(19,947)
Non-cash acquisition of patents	7,900	20,823
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2016, and the results of our operations for the three and nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (our “2015 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2016. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2015 Form 10-K except as set forth below under "New Accounting Guidance."
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
Accounting Standards Update: Leases
In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2020. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.
2. SIGNIFICANT AGREEMENT
Huawei Agreement
During third quarter 2016, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Huawei Investment & Holding Co., Ltd. ("Huawei"). The agreement covers sales of 3G and 4G terminal unit products by Huawei and its affiliates and sets forth cash payments to InterDigital and a process for the transfer of patents from Huawei to InterDigital. In addition, the companies have agreed to a framework for discussions regarding joint research and development efforts. As a result of the agreement, the companies have settled all proceedings related to their arbitration initiated in April 2014. Our agreement with Huawei is a multiple-element arrangement for accounting purposes.
We recognized $138.1 million of revenue under this patent license agreement during third quarter 2016, including $121.5 million of past sales. We will recognize future revenue under the agreement on a straight-line basis over its term. A portion of the consideration for the agreement was in the form of patents from Huawei. We have received half of the patents as of September 30, 2016, and we will receive the remaining patents by June 30, 2017. Of the $138.1 million of revenue recognized under the agreement to date, 94% related to cash receipts, and 6% related to the patents transferred to date. We have deferred recognition of revenue related to the patents yet to be transferred, as their value will not be determinable until the completion of the transfer process. At the completion of the transfer process, we expect to recognize additional past sales and current patent royalties associated with these patents. Refer to Note 8, "Concentration of Credit Risk and Fair Value of Financial Assets and Liabilities," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our 2015 Form 10-K, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
3. SALE-LEASEBACK
During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. The $3.4 million gain related to the sale was recorded within Other Expense (Net) in our Consolidated Statements of Income, and the assets sold were removed from Property and Equipment, at the completion of the lease term in second quarter 2016.
4. INCOME TAXES

In first nine months 2016, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was 21.6%. Our estimated annual effective tax rate as of September 30, 2016 was 32.7%, reflecting the impact of a $24.0 million discrete net benefit primarily related to domestic production activities refund claims for prior years. This is compared to an effective tax rate of 37.3%, based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2015 and an estimated annual effective tax rate of 37.4% as of September 30, 2015. Additionally, our first nine months 2016 effective tax rate includes an estimated deduction for domestic production activities, as well as an estimated U.S. federal research and development tax credit, neither of which were included in the prior year. The U.S. federal research and development tax credit received a permanent extension in December 2015. In first quarter 2016, we reversed a portion of our tax reserve upon completion of the Joint Committee on Taxation's review of the U.S. tax audit for the tax years 2010 through 2012.
During first nine months 2016 and 2015, we paid approximately $50.0 million and $31.1 million, respectively, of foreign source withholding tax. Additionally, as of September 30, 2016 and December 31, 2015, we have included $15.6 million and $1.4 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
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

	For the Three Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$104,466	$104,466	$24,520	$24,520
Denominator:
Weighted-average shares outstanding: Basic	34,280	34,280	35,798	35,798
Dilutive effect of stock options, RSUs, convertible securities and warrants		673		407
Weighted-average shares outstanding: Diluted		34,953		36,205
Earnings Per Share:
Net income: Basic	$3.05	$3.05	$0.68	$0.68
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.06)		—
Net income: Diluted		$2.99		$0.68

	For the Nine Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$172,531	$172,531	$86,187	$86,187
Denominator:
Weighted-average shares outstanding: Basic	34,607	34,607	36,257	36,257
Dilutive effect of stock options, RSUs, convertible securities and warrants		484		401
Weighted-average shares outstanding: Diluted		35,091		36,658
Earnings Per Share:
Net income: Basic	$4.99	$4.99	$2.38	$2.38
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.07)		(0.03)
Net income: Diluted		$4.92		$2.35

Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock for third quarter 2016 and third quarter 2015, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock units and stock options	13	95	103	69
Convertible securities	4,366	8,496	4,366	7,386
Warrants	4,366	8,496	7,261	7,389
Total	8,745	17,087	11,730	14,844
6. LITIGATION AND LEGAL PROCEEDINGS
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

Huawei complied with its obligations under the New York District Court’s order, including by making the requisite payments under the arbitration awards. Huawei made the first payments in second quarter 2016.
In August 2016, InterDigital and Huawei signed a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement (the “2016 Huawei PLA”). The agreement covers sales of 3G and 4G terminal unit products by Huawei and its affiliates and sets forth cash payments to InterDigital and a process for the transfer of patents from Huawei to InterDigital, as well as a framework for discussions regarding joint research and development efforts.
As a result of the 2016 Huawei PLA, the companies have settled all proceedings related to this arbitration. Accordingly, the parties stipulated to a voluntary dismissal of the New York Proceedings, which were closed on September 8, 2016. In accordance with the agreement, Huawei also petitioned the French Cour de Cassation to dismiss the Paris Proceedings, and these proceedings were dismissed on October 13, 2016.
The parties agreed in the 2016 Huawei PLA that the Chinese Supreme People’s Court proceeding regarding the royalty rate for the license to InterDigital’s Chinese standards-essential patents (discussed below) would survive execution of the agreement and is excluded from the dismissal provisions of the agreement, but that the royalty terms of the 2016 Huawei PLA establish the worldwide royalties to be paid by Huawei to InterDigital under the agreement notwithstanding any further decisions arising from the Chinese Supreme People’s Court proceeding.
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
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC convened a second hearing on April 1, 2015 regarding whether to grant a retrial. If the retrial is granted, the SPC will likely schedule one or more additional hearings before it issues a decision on the merits of the case. The SPC retrial proceeding was excluded from the dismissal provisions of the 2016 Huawei PLA, and a decision in this proceeding is still pending.
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.0 million based on the exchange rate as of September 30, 2016), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.0 million based on the exchange rate as of September 30, 2016). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at September 30, 2016 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
Pegatron Actions
In first quarter 2015, we learned that on or about February 3, 2015, Pegatron Corporation (“Pegatron”) filed a civil suit in Taiwan Intellectual Property Court against InterDigital, Inc. and certain of its subsidiaries alleging breach of the Taiwan

Fair Trade Act (the “Pegatron Taiwan Action”). Pegatron and InterDigital entered into a patent license agreement in April 2008 (the “Pegatron PLA”). Pegatron was a subsidiary of Asustek Computer Incorporated until the completion of its spin-off from Asustek in June 2010. On May 26, 2015, InterDigital, Inc. received a copy of the civil complaint filed by Pegatron in the Taiwan Intellectual Property Court. The complaint named as defendants InterDigital, Inc. as well as InterDigital’s wholly owned subsidiaries InterDigital Technology Corporation and IPR Licensing, Inc. (together, for purposes of this discussion, “InterDigital”). The complaint alleged that InterDigital abused its market power by improperly setting, maintaining or changing the royalties Pegatron is required to pay under the Pegatron PLA, and engaging in unreasonable discriminatory treatment and other unfair competition activities in violation of the Taiwan Fair Trade Act. The complaint sought minimum damages in the amount of approximately $52 million, which amount could be expanded during the litigation, and that the court order multiple damages based on its claim that the alleged conduct was intentional. The complaint also sought an order requiring InterDigital to cease enforcing the royalty provisions of the Pegatron PLA, as well as all other conduct that allegedly violates the Fair Trade Act.
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
Asustek Actions
On April 15, 2015, Asustek Computer Incorporated (“Asus”) filed a complaint in the CA Northern District Court against InterDigital, Inc., and its subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Patent Holdings, Inc. The complaint asserted the following causes of action: violation of Section Two of the Sherman Act, violation of Section 17200 of the California Business and Professions Code, breach of contract resulting from ongoing negotiations, breach of contract leading to and resulting in the parties’ April 2008 patent license agreement (the “2008 Asus PLA”), promissory estoppel, waiver, and fraudulent inducement to contract. Among other allegations, Asus alleged that InterDigital breached its FRAND commitment. As relief, Asus sought a judgment that the 2008 Asus PLA is void or unenforceable, damages in the amount of excess royalties Asus paid under the 2008 Asus PLA plus interest, a judgment setting the proper FRAND terms and conditions for InterDigital’s patent portfolio, an order requiring InterDigital to grant Asus a license on FRAND terms and conditions, and punitive damages and other relief.
In response, on May 30, 2015, InterDigital filed an Arbitration Demand with the ICDR. InterDigital claimed that Asus breached the 2008 Asus PLA’s dispute resolution provision by filing its CA Northern District Court lawsuit and sought declaratory relief that it is not liable for any of the claims in Asus’s complaint. On June 2, 2015, InterDigital filed in the CA Northern District Court a motion to compel arbitration on each of Asus’s claims. On August 25, 2015, the court granted

InterDigital’s motion for all of Asus’s claims except its claim for breach of contract resulting from ongoing negotiations. Aside from this claim, the court ruled that the issue of arbitrability should be decided by an arbitrator, and stayed the proceedings pending that determination.
Asus asserted counterclaims in the arbitration that mirrored its CA Northern District Court claims, except that it did not assert the breach of contract claim that the court determined was not arbitrable and it added a claim of violation of the Delaware Consumer Fraud Act. Asus also contended that its counterclaims were not arbitrable. InterDigital added a claim for breach of the 2008 Asus PLA’s confidentiality claim. The arbitration is scheduled for an evidentiary hearing in January 2017.
On July 14, 2016, Asus filed a motion to lift the stay in the CA Northern District Court proceeding along with a notice of the arbitral tribunal’s decision on arbitrability, informing the court of the arbitrators’ decision that, other than InterDigital’s breach of contract claims and Asus’s fraudulent inducement claim, no other claim or counterclaim is arbitrable. Asus then filed in the CA Northern District Court an amended complaint on August 18, 2016. This amended complaint includes all of the claims in Asus’s first CA Northern District Court complaint except fraudulent inducement and adds a claim of violation of the Delaware Consumer Fraud Act. It seeks the same relief as its first CA Northern District Court complaint, but also seeks a ruling that each of InterDigital’s patents “declared [to standards-setting organizations] to be essential or potentially essential” is unenforceable and any contracts InterDigital entered into in furtherance of its unlawful conduct are void. On September 8, 2016, InterDigital filed its answer and counterclaims to Asus’ amended complaint. It denied Asus’s claims and filed a counterclaim for declaratory judgment that Asus’s tort claims are invalid or preempted as applied under the First Amendment to the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code.
The company has not recorded any accrual at September 30, 2016 for contingent losses associated with these matters, nor can it estimate potential ranges of loss, as these matters are not at a sufficiently advanced stage to allow for such estimates.

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

On May 27, 2016, InterDigital filed its answer and counterclaims. InterDigital denied Microsoft’s claim that InterDigital violated Section 2 of the Sherman Act and asserted several defenses. InterDigital also filed two counterclaims for declaratory judgment: (i) that Microsoft’s Sherman Act claim is invalid and preempted as applied under the First Amendment of the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code; and (ii) that Microsoft waived entitlement to benefit from FRAND commitments by InterDigital due to Microsoft’s reverse hold-up behavior. Microsoft filed an answer to InterDigital’s counterclaims on June 20, 2016. Trial is scheduled to begin in September 2018.

Sharp Arbitration

On December 19, 2014, Sharp Corporation (“Sharp”) filed a demand for arbitration against the Company’s wholly owned subsidiary InterDigital Technology Corporation (“ITC”) with the American Arbitration Association’s International Center for Dispute Resolution.  Sharp’s demand for arbitration was based on ITC’s alleged breach of the August 10, 2001 patent license agreement (as amended) (the “2001 PLA”) between Sharp and ITC.  Sharp claimed that ITC breached its FRAND commitments under the ETSI IPR policy, Section 6.1, by enforcing the 2001 PLA, thereby requiring Sharp to pay what it alleged to be excessive and discriminatory royalties.  Sharp also claimed that ITC breached the implied covenant of good faith and fair dealing in the 2001 PLA by charging what Sharp alleged are excessive and discriminatory royalties.  Sharp further alleged that ITC should be promissorily estopped from charging allegedly excessive and discriminatory royalties, and that ITC should provide an accounting of overpayments resulting from ITC’s alleged failure to observe its FRAND commitments.  Sharp was seeking (a) a declaration that ITC breached its FRAND commitments and breached the implied covenant of good faith and fair dealing, (b) calculation of new FRAND rates for the 2001 PLA, and (c) an order that ITC must return an amount to be determined for Sharp’s alleged overpayment under the 2001 PLA.

On August 12, 2016, the parties entered into a confidential settlement agreement that resolves their outstanding disputes.  As a result, Sharp withdrew its demand for arbitration, and on September 29, 2016, the arbitration administrator confirmed that the matter has been closed.  The parties have also agreed to expand the scope of Sharp’s license agreement to add coverage for 4G technologies.

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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through December 13, 2016.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2016.

7. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the nine months ended September 30, 2016 and September 30, 2015 were as follows (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Balance beginning of period, December 31	$510,519	$468,328
Net income attributable to InterDigital, Inc.	172,531	86,187
Unrealized gain (loss) on investments, net	202	(124)
Cash dividends declared	(24,069)	(21,658)
Repurchase of common stock	(64,685)	(89,052)
Convertible note hedge transactions, net of tax	—	(38,594)
Warrant transactions	—	42,881
Equity component of the 2020 Notes, net of tax	—	38,567
Deferred financing costs allocated to equity	—	(2,430)
Exercise of common stock options	302	29
Taxes withheld upon restricted stock unit vestings	(3,368)	(9,628)
Tax benefit from share-based compensation	(9)	2,126
Share-based compensation	15,301	9,691
Total InterDigital, Inc. shareholders’ equity end of period	$606,724	$486,323
Noncontrolling Interest Balance beginning of period, December 31	11,376	7,349
Proceeds from noncontrolling interests	—	2,550
Distribution preference	—	(2,500)
Net loss attributable to noncontrolling interest	(2,828)	(2,112)
Noncontrolling interest	8,548	5,287
Total Equity end of period	$615,272	$491,610
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

	2014 Repurchase Program
	# of Shares	Value
2016	1,304	$64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,694	$313,720

Dividends
Cash dividends on outstanding common stock declared in 2016 and 2015 were as follows (in thousands, except per share data):

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
	$0.70	$24,069

2015	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
Fourth quarter	0.20	7,068	28,726
	$0.80	$28,726
In September 2016, we announced that our Board of Directors had approved an increase in the Company’s quarterly cash dividend, to $0.30 per share. We currently expect to continue to pay dividends comparable to our quarterly $0.30 per share cash dividend in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.
Common Stock Warrants
On March 29, 2011 and March 30, 2011, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively. In consideration for the warrants issued on such dates, we received $27.6 million and $4.1 million, respectively, on April 4, 2011. The warrants became exercisable and expired in daily tranches from June 15, 2016 through August 10, 2016, and had an adjusted strike price of $62.95 per share. The market price of our common stock did not exceed the strike price of the warrants on any warrant expiration date in second quarter 2016; during third quarter 2016, we issued 23,667 shares of common stock pursuant to these warrants.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2016 and December 31, 2015, five and four licensees comprised 96% and 97% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$126,619	$—	$—	$126,619
Commercial paper (b)	—	154,809	—	154,809
U.S. government securities	—	280,246	—	280,246
Corporate bonds, asset backed and other securities	—	219,875	—	219,875
	$126,619	$654,930	$—	$781,549
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $60.5 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$333,671	$—	$—	$333,671
Commercial paper (b)	—	377,347	—	377,347
U.S. government securities	—	183,950	—	183,950
Corporate bonds, asset backed and other securities	183	38,557	—	38,740
	$333,854	$599,854	$—	$933,708
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $176.5 million of commercial paper that is included within cash and cash equivalents.

The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$268,847	$385,520	$546,000	$486,769	$533,203
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 9 “Long-Term Debt”) was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
As discussed in Note 2, "Significant Agreements," we acquired patents associated with a patent license agreement signed during third quarter 2016. We have recorded these patents based on their total estimated fair value of $7.9 million and will amortize them over their estimated useful lives. We estimated the fair value of the patents in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction.
9. LONG-TERM DEBT
2016 Senior Convertible Notes, and related Note Hedge and Warrant Transactions
In April 2011, we issued $230.0 million in aggregate principal amount of 2.50% Senior Convertible Notes due 2016 (the “2016 Notes”), which matured and were repaid in full on March 15, 2016.
In connection with the offering of the 2016 Notes, on March 29 and March 30, 2011, we entered into convertible note hedge transactions that covered, subject to customary anti-dilution adjustments, approximately 3.5 million and approximately 0.5 million shares of our common stock, respectively, at an initial strike price that corresponded to the initial conversion price of the 2016 Notes and were exercisable upon conversion of the 2016 Notes. In addition, on the same dates, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.5 million shares and approximately 0.5 million shares, respectively, of common stock. The warrants had a final strike price of $62.95 per share, as adjusted in August 2016. The warrants became exercisable and expired in daily tranches from June 15, 2016 through August 10, 2016. The market price of our common stock did not exceed the strike price of the warrants on any warrant expiration date in second quarter 2016; during third quarter 2016, we issued 23,667 shares of common stock pursuant to these warrants.
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
The following table reflects the carrying value of the Company's convertible debt as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
	2020 Notes	2016 Notes	2020 Notes	Total
Principal	$316,000	$230,000	$316,000	$546,000
Less:
Unamortized interest discount	(42,404)	(2,500)	(50,614)	(53,114)
Deferred financing costs	(4,749)	(326)	(5,791)	(6,117)
Net carrying amount of Notes	$268,847	$227,174	$259,595	$486,769
The following table presents the amount of interest cost recognized for the three and nine months ended September 30, 2016 and September 30, 2015 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,
	2016	2015
	2020 Notes	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,185	$1,438	$1,185	$2,623
Accretion of debt discount	2,772	2,416	2,618	5,034
Amortization of deferred financing costs	347	326	349	675
Total	$4,304	$4,180	$4,152	$8,332

	For the Nine Months Ended September 30,
	2016			2015
	2016 Notes	2020 Notes	Total	2016 Notes	2020 Notes	Total
Contractual coupon interest	$1,437	$3,555	$4,992	$4,313	$2,633	$6,946
Accretion of debt discount	2,500	8,210	10,710	7,165	6,053	13,218
Amortization of deferred financing costs	326	1,042	1,368	977	813	1,790
Total	$4,263	$12,807	$17,070	$12,455	$9,499	$21,954

10. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of September 30, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our Condensed Consolidated Balance Sheet were $17.8 million and $1.0 million, respectively. Assets included $10.3 million of cash and cash equivalents and $7.5 million of patents, net. As of December 31, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Condensed Consolidated Balance Sheet were $24.2 million and $0.8 million, respectively. Assets included $19.0 million of cash and cash equivalents and $5.2 million of patents, net. The impact of consolidating these variable interest entities on our Condensed Consolidated Statements of Income was not significant.

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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended September 30, 2016 and 2015, we have allocated approximately $0.9 million and $0.7 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties. For the nine months ended September 30, 2016 and 2015, we have allocated approximately $2.8 million and $2.1 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
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
Huawei PLA
In August 2016, InterDigital and Huawei signed a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement (the “2016 Huawei PLA”). The agreement covers sales of 3G and 4G terminal unit products by Huawei and its affiliates and sets forth cash payments to InterDigital and a process for the transfer of patents from Huawei to InterDigital, as well as a framework for discussions regarding joint research and development efforts. As a result of the 2016 Huawei PLA, the companies have settled all proceedings related to their arbitration initiated in April 2014. Accordingly, the parties stipulated to a voluntary dismissal of the New York District Court proceedings, which were closed on September 8, 2016. In accordance with the agreement, Huawei also petitioned the French Cour de Cassation to dismiss the proceedings relating to Huawei's appeal of the April 2016 Paris Court of Appeal decision, and these proceedings were dismissed on October 13, 2016.
In second quarter 2016, Huawei made its first payments under the 2015 arbitration awards and related patent license agreement. In third quarter 2016, we recognized past sales of $121.5 million and current patent royalties of $16.6 million under the 2016 Huawei PLA. A portion of the consideration for the agreement was in the form of patents. Refer to Note 8, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities," for additional information related to the estimates and methods used to determine the fair value of the patents acquired from Huawei.
Please see Note 6, “Litigation and Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Huawei arbitration proceedings.
Recurring Revenue
Recurring revenue of $84.3 million in third quarter 2016 increased $9.7 million from $74.6 million in second quarter 2016 due to the contribution from the 2016 Huawei PLA, which was partially offset by a decrease in per-unit royalties primarily attributable to a decrease in shipments from first quarter 2016 to second quarter 2016 by Pegatron Corporation (“Pegatron”) and our other Taiwan-based licensees.
Refer to "Results of Operations -- First Nine Months 2016 Compared to First Nine Months 2015" and "Results of Operations -- Third Quarter 2016 Compared to Third Quarter 2015" for further discussion of our 2016 revenue.
Stock Repurchase
During third quarter 2016, we repurchased 0.1 million shares of common stock for $5.7 million, bringing the total number of shares repurchased under the company’s current $400 million stock repurchase program to 6.7 million shares at a cost of $313.7 million.
Comparability of Financial Results
When comparing third quarter 2016 financial results against other periods, the following items should be taken into consideration:

•	$124.0 million of past sales primarily attributable to the 2016 Huawei PLA; and

•	a $0.5 million charge to increase accrual rates for performance-based incentive compensation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2015 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2015 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements. See below for critical accounting estimates from the current year period.
Third Quarter 2016 Agreement
A portion of the consideration for the 2016 Huawei PLA, discussed above, was in the form of a patent transfer from Huawei to the company. We have received half of the patents as of September 30, 2016, and we will receive the remaining patents by June 30, 2017. Of the $138.1 million of revenue recognized under the agreement to date, 94% related to cash receipts, and 6% related to the patents transferred to date. We have deferred recognition of revenue related to the patents yet to be transferred, as their value will not be determinable until the completion of the transfer process. At the completion of the transfer process, we expect to recognize additional past sales and current patent royalties associated with these patents.
We have recorded the patents received to date based on their total estimated fair value of $7.9 million and will amortize them over their estimated useful lives. We estimated the fair value of the patents in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among other factors. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction.
Additionally, the agreement is considered a multiple-element arrangement for accounting purposes. Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our 2015 Form 10-K, we identified each element of the arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in each of the following key estimates would have had on third quarter 2016 revenue and pretax income is summarized in the following table (in millions):

	Change in estimate
	+5%	-5%
Value of patents acquired	$0.2	$(0.2)
Allocation between past and future royalties	$13.0	$(13.0)
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
Cash, cash equivalents and short-term investments
At September 30, 2016, and December 31, 2015, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2016	December 31, 2015	Increase / (Decrease)
Cash and cash equivalents	$187,162	$510,207	$(323,045)
Short-term investments	594,387	423,501	170,886
Total cash and cash equivalents and short-term investments	$781,549	$933,708	$(152,159)
The net decrease in cash, cash equivalents and short-term investments was primarily attributable to the repayment of the $230.0 million aggregate principal amount of our 2.50% senior convertible notes (the “2016 Notes”) that became due in March 2016, capitalized patent costs and patent acquisitions of $29.1 million, share repurchases of $64.7 million and dividend payments of $20.8 million. These decreases were partially offset by $197.5 million of cash provided by operating activities.
Cash flows from operations
We generated the following cash flows from our operating activities in first nine months 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)
Net cash provided by operating activities	$197,496	$27,722	$169,774

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $169.8 million was primarily attributable to an increase in cash receipts of $151.5 million and an increase in other working capital adjustments. The increase in cash receipts was primarily driven by amounts received from Huawei, which are reflected in fixed-fee royalty payments in the table below. This increase was partially offset by reduced current royalties due to lower royalties received from our Taiwan-based licensees. Taxes paid increased by $14.8 million, which was partially offset by a decrease in cash operating expenses of $19.7 million. Other working capital adjustments decreased $13.3 million, primarily due to lower payments of accrued compensation in first nine months 2016 compared to first nine months 2015. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2016 and 2015 (in thousands).

	For the Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)
Cash Receipts:
Current royalties [a]	$162,415	$179,108	$(16,693)
Fixed-fee royalty payments [b]	226,237	44,750	181,487
Prepaid royalties	3,356	13,460	(10,104)
Technology solutions	2,617	5,785	(3,168)
Total cash receipts	$394,625	$243,103	$151,522

Cash Outflows:
Cash operating expenses [c]	109,378	129,123	(19,745)
Income taxes paid [d]	58,626	43,833	14,793
Total cash outflows	168,004	172,956	(4,952)

Other working capital adjustments	(29,125)	(42,425)	13,300

Cash flows provided by operating activities	$197,496	$27,722	$169,774

(a) Current royalties included past sales recognized of $5.8 million and $15.6 million for the nine months ended September 30, 2016 and 2015, respectively.

(b) The increase in fixed-fee royalty payments for the nine months ended September 30, 2016 was driven by cash collected from Huawei, including $121.5 million recognized as past sales, and was partially offset by reductions in cash receipts from licenses renewed in second half 2015.
(c) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(d) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, short-term investments and current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2016, and December 31, 2015 (in thousands), as follows:

	September 30, 2016	December 31, 2015	Increase / (Decrease)
Current assets	$974,738	$1,010,967	$(36,229)
Less: current liabilities	238,243	399,973	(161,730)
Working capital	736,495	610,994	125,501
Subtract:
Cash and cash equivalents	187,162	510,207	(323,045)
Short-term investments	594,387	423,501	170,886
Add:
Current deferred revenue	175,673	106,229	69,444
Adjusted working capital	$130,619	$(216,485)	$347,104

The $347.1 million net increase in adjusted working capital is primarily attributable to the repayment of the 2016 Notes in first quarter 2016, which resulted in a $227.2 million decrease in current liabilities. Accounts receivable increased $93.0 million due to the timing of payments related to both existing and new fixed-fee agreements. Additionally, prepaid and other current assets increased $22.9 million primarily due to the second quarter 2016 recognition of a $29.4 million discrete gross benefit within our tax provision related to tax refunds expected on amended returns associated with available deductions for certain domestic production activities.
Cash flows from investing and financing activities
Net cash used in investing activities for first nine months 2016 was $205.3 million, a $38.2 million increase from $167.1 million net cash used in first nine months 2015. We purchased $170.8 million and $114.6 million, net of sales, of short-term marketable securities in first nine months 2016 and 2015, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $29.1 million in first nine months 2016 from $44.0 million in first nine months 2015, primarily due to the inclusion in first nine months 2015 of a final payment of $20.0 million on a $45.0 million patent acquisition made in 2014.
Net cash used in financing activities for first nine months 2016 was $315.2 million, a $503.6 million change from $188.4 million net cash generated in first nine months 2015. This change was primarily attributable to the $230.0 million repayment of the 2016 Notes in first quarter 2016 as compared to the $306.7 million in net proceeds from the issuance and sale of the 1.50% senior convertible notes due 2020 (the “2020 Notes”) in first quarter 2015. This change was partially offset by a $24.4 million decrease in repurchases of common stock in first nine months 2016 and $16.5 million of net costs for the bond hedge and warrant transactions entered into in first quarter 2015 in connection with the offering of the 2020 Notes.
Other
Our combined short-term and long-term deferred revenue balance at September 30, 2016, was approximately $485.2 million, an increase of $89.9 million from December 31, 2015. We have no material obligations associated with such deferred revenue. The increase was primarily due to a gross increase in deferred revenue of $324.1 million associated with amounts collected from Huawei in second quarter 2016 as well as fixed-fee agreement payments or payments due within twelve months, which were partially offset by $242.1 million of deferred revenue recognized. The deferred revenue recognized was comprised of $103.9 million of amortized fixed-fee royalty payments, $121.5 million of past patent royalties and $16.7 million in per-unit exhaustion of prepaid royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the September 30, 2016, deferred revenue balance of $485.2 million by $175.7 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
RESULTS OF OPERATIONS
Third Quarter 2016 Compared to Third Quarter 2015
Revenues
The following table compares third quarter 2016 revenues to third quarter 2015 revenues (in thousands):

	For the Three Months Ended September 30,
	2016	2015	Increase/(Decrease)
Per-unit royalty revenue	$35,804	$43,698	$(7,894)	(18)%
Fixed-fee amortized royalty revenue	45,740	33,373	12,367	37%
Current patent royalties [a]	81,544	77,071	4,473	6%
Past patent royalties [b]	123,973	21,817	102,156	468%
Total patent licensing royalties	205,517	98,888	106,629	108%
Current technology solutions revenue [a]	2,790	1,520	1,270	84%
Total revenue	$208,307	$100,408	$107,899	107%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $107.9 million increase in total revenue was primarily attributable to the signing of our new patent license agreement with Huawei during the quarter, which drove a $102.2 million increase in past patent royalties and a $5.7 million increase in recurring revenue. The $5.7 million increase in recurring revenue was primarily due to a $12.4 million increase in fixed-fee amortized royalty revenue as a result of the Huawei agreement, which was partially offset by a lower base of fixed-fee amortized royalty revenue. The increase in fixed-fee amortized royalty revenue was also partially offset by a decrease in per-unit royalty revenue resulting from decreased shipments by Pegatron and our other Taiwan-based licensees.
In third quarter 2016 and third quarter 2015, 66% and 72% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2016 and third quarter 2015, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended September 30,
	2016	2015
Huawei	66%	—%
Pegatron	< 10%	23%
Samsung	< 10%	17%
Sony	< 10%	32%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2016 and third quarter 2015 by category (in thousands):

	For the Three Months Ended September 30,
	2016	2015	Increase/(Decrease)
Patent administration and licensing	$26,149	$28,363	$(2,214)	(8)%
Development	15,560	16,618	(1,058)	(6)%
Selling, general and administrative	9,880	10,040	(160)	(2)%
Total operating expenses	$51,589	$55,021	$(3,432)	(6)%
Operating expenses decreased to $51.6 million in third quarter 2016 from $55.0 million in third quarter 2015. The $3.4 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

(Decrease)/ Increase
Intellectual property enforcement and non-patent litigation	$(2,738)
Commercial initiatives	(1,536)
Personnel-related costs	(510)
Performance-based incentive compensation	(319)
Depreciation and amortization	1,319
Other	352
Total decrease in operating expenses	$(3,432)

The $2.7 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with USITC and related actions. The $2.0 million aggregate decrease in commercial initiatives and personnel related costs was primarily attributable to reduced spending on development projects and on-going efforts to optimize our cost structure. Additionally, the $0.3 million decrease in performance-based incentive compensation was primarily driven by lower accrual rates associated with our short-term performance-based compensation plan as compared to the prior year period. These decreases were partially offset by a $1.3 million increase in depreciation and amortization primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisitions.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement and non-patent litigation costs. This decrease was partially offset by the above-noted increase in patent amortization.
Development Expense: The decrease in development expense primarily resulted from the above-noted decreases in commercial initiatives expense and personnel-related costs.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense primarily resulted from the above-noted decrease in personnel-related costs.
Other (Expense) Income
The following table compares third quarter 2016 other (expense) income to third quarter 2015 other (expense) income (in thousands):

	For the Three Months Ended September 30,
	2016	2015	Change
Interest expense	$(4,305)	$(8,331)	$4,026	(48)%
Other	(385)	(300)	(85)	28%
Interest and investment income	892	523	369	71%
	$(3,798)	$(8,108)	$4,310	(53)%
In third quarter 2016, other expense was $3.8 million as compared to other expense of $8.1 million in third quarter 2015. The change between periods was primarily due to lower interest expense as a result of the repayment of the $230.0 million aggregate principal amount of the 2016 Notes in first quarter 2016.

Income tax provision
In third quarter 2016, our effective tax rate was 32.3% as compared to 36.2% during third quarter 2015, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in our effective tax rate was primarily attributable to the inclusion of an estimated deduction for domestic production activities and an estimated U.S. federal research and development tax credit in our third quarter 2016 effective tax rate, neither of which were included in the prior year. The U.S. federal research and development tax credit received a permanent extension in December 2015. Additionally, our third quarter 2015 effective tax rate included a higher level of certain deductions that were not allowed for tax purposes, contributing to the higher effective tax rate as compared to third quarter 2016.
First Nine Months 2016 Compared to First Nine Months 2015
Revenues
The following table compares first nine months 2016 revenues to first nine months 2015 revenues (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)
Per-unit royalty revenue	$154,018	$175,270	$(21,252)	(12)%
Fixed-fee amortized royalty revenue	103,936	100,119	3,817	4%
Current patent royalties [a]	257,954	275,389	(17,435)	(6)%
Past patent royalties [b]	129,417	49,094	80,323	164%
Total patent licensing royalties	387,371	324,483	62,888	19%
Current technology solutions revenue [a]	4,615	4,770	(155)	(3)%
Past technology solutions revenue [b]	—	84	(84)	(100)%
Total revenue	$391,986	$329,337	$62,649	19%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $62.6 million increase in total revenue was primarily attributable to the signing of our new patent license agreement with Huawei during third quarter 2016, which drove a $62.9 million increase in total patent licensing royalties. The Huawei agreement contributed $121.5 million to the increase in past patent royalties during first nine months 2016 and $16.6 million to the increase in fixed-fee amortized royalty revenue for the period. These increases were partially offset by a $21.3 million decrease in per-unit royalty revenue, which was driven by decreased shipments by Pegatron and our other Taiwan-based licensees.
In first nine months 2016 and first nine months 2015, 72% and 63% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2016 and first nine months 2015, the following companies accounted for 10% or more of our total revenue:

	For the Nine Months Ended September 30,
	2016	2015
Huawei	35%	—%
Pegatron	24%	31%
Samsung	13%	16%
Sony	< 10%	16%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2016 and first nine months 2015 by category (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)
Patent administration and licensing	$81,601	$91,200	$(9,599)	(11)%
Development	50,438	52,935	(2,497)	(5)%
Selling, general and administrative	31,790	29,993	1,797	6%
Total operating expenses	$163,829	$174,128	$(10,299)	(6)%
Operating expenses decreased 6% to $163.8 million in first nine months 2016 from $174.1 million in first nine months 2015. The $10.3 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

(Decrease)/Increase
Intellectual property enforcement and non-patent litigation	$(14,658)
Commercial initiatives	(3,937)
Consulting services	(3,091)
Performance-based incentive compensation	5,878
Depreciation and amortization	3,835
Other	1,391
Personnel-related costs	283
Total decrease in operating expenses	$(10,299)

The $10.3 million decrease in operating expenses was primarily due to the $14.7 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions and licensee arbitrations. The $7.0 million aggregate decrease in consulting services and commercial initiatives expenses was primarily attributable to reduced spending on development projects and on-going efforts to optimize our cost structure. Additionally, higher costs in second quarter 2015 related to branding and strategy-related initiatives contributed to the decrease in consulting services. These decreases were partially offset by an increase in performance-based incentive compensation of $5.9 million due to higher accrual rates associated with our long-term performance-based compensation plans, following developments involving the Huawei arbitration award and related agreement that resulted in the first payments from Huawei in second quarter 2016. Depreciation and amortization increased by $3.8 million, which was primarily attributable to the growth in our patent portfolio driven by both internal patent generation and patent acquisitions.
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

Other (Expense) Income
The following table compares first nine months 2016 other (expense) income to first nine months 2015 other (expense) income (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	Change
Interest expense	$(16,768)	$(21,955)	$5,187	(24)%
Other	2,572	(564)	3,136	(556)%
Interest and investment income	2,555	1,429	1,126	79%
	$(11,641)	$(21,090)	$9,449	(45)%
In first nine months 2016, other expense was $11.6 million as compared to other expense of $21.1 million in first nine months 2015. The change in total other expense between periods was primarily due to lower Interest expense as a result of the repayment of the $230.0 million aggregate principal amount of the 2016 Notes in first quarter 2016 and the increase in Other income primarily related to the gain recognized related to the sale of our King of Prussia facility.
Income tax provision
In first nine months 2016, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was 21.6%. Our estimated annual effective tax rate as of September 30, 2016 was 32.7%, reflecting the impact of a $24.0 million discrete net benefit primarily related to domestic production activities refund claims for prior years. This is compared to an effective tax rate of 37.3%, based on the statutory federal tax rate net of discrete federal and state taxes, during first nine months 2015 and an estimated annual effective tax rate of 37.4% as of September 30, 2015. Additionally, our first nine months 2016 effective tax rate includes an estimated deduction for domestic production activities, as well as an estimated U.S. federal research and development tax credit, neither of which were included in the prior year. The U.S. federal research and development tax credit received a permanent extension in December 2015. In first quarter 2016, we reversed a portion of our tax reserve upon completion of the Joint Committee on Taxation's review of the U.S. tax audit for the tax years 2010 through 2012.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	The potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our September 30, 2016, deferred revenue balance over the next twelve months;

•	Our expectation that we will use deferred tax assets to offset future U.S. federal income taxes;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.30 per share cash dividend in the future; and

•
Our expectation that after receiving the remaining patents to be transferred from Huawei by June 30, 2017, we will recognize additional past sales and current patent royalties associated with such patents.

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Huawei Arbitration

Reference is made to the Huawei Arbitration previously disclosed in the 2015 Form 10-K, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the "First Quarter 2016 Form 10-Q") and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the "Second Quarter 2016 Form 10-Q"). In August 2016, InterDigital and Huawei signed a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement (the “2016 Huawei PLA”). The agreement covers sales of 3G and 4G terminal unit products by Huawei and its affiliates and sets forth cash payments to InterDigital and a process for the transfer of patents from Huawei to InterDigital, as well as a framework for discussions regarding joint research and development efforts. As a result of the 2016 Huawei PLA, the companies have settled all proceedings related to this arbitration. Accordingly, the parties stipulated to a voluntary dismissal of the New York District Court proceedings, which were closed on September 8, 2016. In accordance with the agreement, Huawei also petitioned the French Cour de Cassation to dismiss the proceedings relating to Huawei's appeal of the April 2016 Paris Court of Appeal decision, and these proceedings were dismissed on October 13, 2016. The parties also agreed in the 2016 Huawei PLA that the Chinese Supreme People’s Court proceeding regarding the royalty rate for the license to InterDigital’s Chinese standards-essential patents (as discussed in Note 6, Litigation and Legal Proceedings) would survive execution of the agreement and is excluded from the dismissal provisions of the agreement, but that the royalty terms of the 2016 Huawei PLA establish the worldwide royalties to be paid by Huawei to InterDigital under the agreement notwithstanding any further decisions arising from the Chinese Supreme People’s Court proceeding.
Asustek Actions
On April 15, 2015, Asustek Computer Incorporated (“Asus”) filed a complaint in the CA Northern District Court against InterDigital, Inc., and its subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Patent Holdings, Inc. The complaint asserted the following causes of action: violation of Section Two of the Sherman Act, violation of Section 17200 of the California Business and Professions Code, breach of contract resulting from ongoing negotiations, breach of contract leading to and resulting in the parties’ 2008 patent license agreement (the “2008 Asus PLA”), promissory estoppel, waiver, and fraudulent inducement to contract. Among other allegations, Asus alleged that InterDigital breached its FRAND commitment. As relief, Asus sought a judgment that the 2008 Asus PLA is void or unenforceable, damages in the amount of excess royalties Asus paid under the 2008 Asus PLA plus interest, a judgment setting the proper FRAND terms and conditions for InterDigital’s patent portfolio, an order requiring InterDigital to grant Asus a license on FRAND terms and conditions, and punitive damages and other relief.
In response, on May 30, 2015, InterDigital filed an Arbitration Demand with the ICDR. InterDigital claimed that Asus breached the 2008 Asus PLA’s dispute resolution provision by filing its CA Northern District Court lawsuit and sought declaratory relief that it is not liable for any of the claims in Asus’s complaint. On June 2, 2015, InterDigital filed in the CA Northern District Court a motion to compel arbitration on each of Asus’s claims. On August 25, 2015, the court granted InterDigital’s motion for all of Asus’s claims except its claim for breach of contract resulting from ongoing negotiations. Aside from this claim, the court ruled that the issue of arbitrability should be decided by an arbitrator, and stayed the proceedings pending that determination.
Asus asserted counterclaims in the arbitration that mirrored its CA Northern District Court claims, except that it did not assert the breach of contract claim that the court determined was not arbitrable and it added a claim of violation of the Delaware Consumer Fraud Act. Asus also contended that its counterclaims were not arbitrable. InterDigital added a claim for breach of the 2008 Asus PLA’s confidentiality claim. The arbitration is scheduled for an evidentiary hearing in January 2017.
On July 14, 2016, Asus filed a motion to lift the stay in the CA Northern District Court proceeding along with a notice of the arbitral tribunal’s decision on arbitrability, informing the court of the arbitrators’ decision that, other than InterDigital’s breach of contract claims and Asus’s fraudulent inducement claim, no other claim or counterclaim is arbitrable. Asus then filed in the CA Northern District Court an amended complaint on August 18, 2016. This amended complaint includes all of the claims in Asus’s first CA Northern District Court complaint except fraudulent inducement and adds a claim of violation of the Delaware Consumer Fraud Act. It seeks the same relief as its first CA Northern District Court complaint, but also seeks a ruling that each of InterDigital’s patents “declared [to standards-setting organizations] to be essential or potentially essential” is unenforceable and any contracts InterDigital entered into in furtherance of its unlawful conduct are void. On September 8, 2016, InterDigital filed its answer and counterclaims to Asus’ amended complaint. It denied Asus’s claims and filed a counterclaim for declaratory judgment that Asus’s tort claims are invalid or preempted as applied under the First Amendment to the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code.
Microsoft Sherman Act Delaware Proceedings

Reference is made to the proceedings initiated against InterDigital by Microsoft Mobile, Inc. and Microsoft Mobile Oy (collectively, “Microsoft”) in the United States District Court for the District of Delaware (the “Delaware District Court”) in August 2015 previously disclosed in the 2015 Form 10-K, the First Quarter 2016 Form 10-Q and the Second Quarter 2016 Form 10-Q. Trial is scheduled to begin in September 2018.
Sharp Arbitration

Reference is made to the Sharp Arbitration previously disclosed in the First Quarter 2016 Form 10-Q and the Second Quarter 2016 Form 10-Q. On August 12, 2016, the parties entered into a confidential settlement agreement that resolves their outstanding disputes.  As a result, Sharp withdrew its demand for arbitration, and on September 29, 2016, the arbitration administrator confirmed that the matter has been closed.  The parties have also agreed to expand the scope of Sharp’s license agreement to add coverage for 4G technologies.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital, Nokia and ZTE previously disclosed in the 2015 Form 10-K, the First Quarter 2016 Form 10-Q and the Second Quarter 2016 Form 10-Q. The Delaware District Court proceeding is now stayed through December 13, 2016.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding Company purchases of its common stock during third quarter 2016.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2016 - July 31, 2016	102,568	$55.46	102,568	$86,280,189
August 1, 2016 - August 31, 2016	—	$—	—	$86,280,189
September 1, 2016 - September 30, 2016	—	$—	—	$86,280,189
Total	102,568	$55.46	102,568	$86,280,189
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

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on October 27, 2016, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: October 27, 2016	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 27, 2016	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on October 27, 2016, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

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