Form 10-K
period 2016-12-31
InterDigital, Inc.
filed 2017-02-23
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,894,452,875 as of June 30, 2016.
The number of shares outstanding of the registrant’s common stock was 34,306,691 as of February 21, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2017 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

__________
In this Form 10-K, the words “we,” “our,” “us,” “the Company” and “InterDigital” refer to InterDigital, Inc. and/or its subsidiaries, individually and/or collectively, unless otherwise indicated or the context otherwise requires. InterDigital® is a registered trademark of InterDigital, Inc. Creating the Living Network, data service exchange, oneMPOWER, wot.io and XCellAir are trademarks of InterDigital. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

PART I

Item 1.	BUSINESS.
Overview
InterDigital, Inc. ("InterDigital") designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of innovation to the wireless communications industry.
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2016, InterDigital's wholly owned subsidiaries held a portfolio of approximately 20,000 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe may become essential to 5G standards that are under development. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select acquisitions of patents and companies. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and IoT devices and software platforms.
InterDigital derives revenues primarily from patent licensing, with contributions from patent sales, product sales, technology solutions licensing and sales and engineering services. In 2016, our total revenues were $665.9 million, an increase of $224.4 million compared to 2015. Our recurring revenues, consisting of current patent royalties and current technology solutions revenue, were $356.2 million in 2016, a decrease of $16.6 million compared to 2015. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the selected financial data in Part II, Item 6, and in the financial statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our objective is to continue to be a leading designer and developer of technology solutions and innovation for the mobile industry and to monetize those solutions and innovations through a combination of licensing, sales and other revenue opportunities.
To execute our strategy, we intend to:

•
Develop and source innovative technologies related to wireless. We intend to grow or maintain a leading position in advanced mobile technology, the Internet of Things (IoT) and other related technology areas by leveraging our expertise to guide internal research and development capabilities, direct our efforts in partnering with leading inventors and industry players to source new technologies and pursue select acquisitions of technologies and/or companies.

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

Technology Research and Development
InterDigital pursues a diversified approach to sourcing the innovations that underpin our business. That approach incorporates internally driven research and development efforts by InterDigital Labs, as well as externally focused efforts by our Innovation Partners unit and select acquisitions of technology innovations and/or companies, such as Hillcrest Labs. Our efforts are guided by our vision of the future of mobile communications - Creating the Living NetworkTM - which is articulated around the variables of content, context and connectivity, and how the interplay of these elements drives future technology capabilities and needs.
As of December 31, 2016, our patent portfolio consisted of approximately 2,300 U.S. patents (approximately 280 of which were issued in 2016) and approximately 12,100 non-U.S. patents (approximately 1,250 of which were issued in 2016). As of the same date, we also had numerous patent applications pending worldwide, with close to 1,300 applications pending in the United States and more than 4,500 pending non-U.S. applications. The patents and applications comprising our portfolio relate predominantly to digital wireless radiotelephony technology (including, without limitation, 3G and 4G technologies). Issued patents expire at differing times ranging from 2017 through 2035. We operate eight research and development facilities in four countries: Conshohocken, Pennsylvania, USA; Buffalo and Melville, New York, USA; San Diego, California, USA; Montreal, Canada; London, UK; and Seoul, South Korea. The Company’s Hillcrest Labs subsidiary, focused on advanced sensor and sensor fusion technology, is located in Rockville, Maryland, USA.
InterDigital Labs
As an early and ongoing participant in the digital wireless market, InterDigital developed pioneering solutions for the primary cellular air interface technologies in use today, TDMA and CDMA. That early involvement, our continued development of those advanced digital wireless technologies and innovations in OFDM/OFDMA and MIMO technologies have enabled us to create our significant worldwide portfolio of patents. In addition, InterDigital was among the first companies to participate in standardization and platform development efforts related to Machine-to-Machine (M2M) communications and IoT technology. In conjunction with our participation in certain standards bodies, we have filed declarations stating that we have patents that we believe are or may be essential or may become essential to cellular and other mobile industry standards and that, with respect to our essential patents, we are prepared to grant licenses on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the respective standards organizations.
Our capabilities in the development of advanced mobile technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. As of December 31, 2016, InterDigital employed approximately 180 engineers, approximately 80% of whom hold advanced degrees (including 60 doctorate degrees). Over the last three years, investment in development has ranged from $68.7 million to $75.3 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided in the results of operations, under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
Our current research efforts are focused on three main technology areas: cellular wireless technology, IoT technology, and, through our Hillcrest Labs subsidiary, advanced sensor and sensor fusion technology.
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
IoT Technology
In the field of machine-to-machine (M2M) and IoT applications, we are developing technologies to enable seamless interconnection for multiple access types (cellular, WLAN, WPAN) and M2M service frameworks that can be managed by a customer and leveraged by a diverse set of vertical applications. These technologies build on our expertise in developing platforms and contributing technologies towards the advancement of global M2M and IoT standards. As part of, and in addition to, InterDigital’s standards-focused development, we have two solutions that are being made available commercially.
Our oneMPOWER™ platform, launched in 2015, enables interoperability and scalability across diverse verticals, networks, and devices. InterDigital’s oneMPOWER platform is a secure and scalable horizontal platform that helps businesses launch and manage IoT data and applications. It features a comprehensive suite of application enabling services that span connectivity, device, data, security, and transaction management. Our oneMPOWER platform complies with oneM2M, the global standard for horizontal IoT platforms, and is designed for interoperability across diverse vertical markets, networks, and devices. The solution is based on an open standard with a long-term features roadmap, which interworks with many existing industry protocols and alliances.
The wot.ioTM data service exchangeTM for connected device platforms was launched in 2014.  The wot.io platform provides a common interface to multiple service providers, allowing companies to monetize IoT data in a simpler fashion via a real-time, low-latency service-oriented architecture.
Other Technology Areas and Sources
Because mobile technology today and into the future encompasses a very broad range of areas, we are also developing a range of technologies in the areas of video compression and delivery, security, analytics, and other areas. Some of those efforts are related to technology standards. In addition, to supplement our own development efforts, our Innovation Partners unit pursues an external sourcing model based around partnerships with leading inventors and research organizations, as well as the acquisition of technology and patent portfolios that align with InterDigital's roadmap, particularly in the areas of augmented/virtual reality, haptics and the connected home and vehicle verticals of IoT. In 2016, in addition to existing relationships with VTT Technical Research Centre of Finland, McGill University, the Institute for Management Cybernetics (IfU) in Germany, the Florida Institute for Human and Machine Cognition (IHMC) and igolgi, Inc., Innovation Partners added a relationship with the Southwest Research Institute in San Antonio, Texas.
In addition, in December 2016, InterDigital acquired Hillcrest Laboratories, Inc. ("Hillcrest Labs"), a pioneer in sensor processing technology. Sensor processing and sensor fusion is an important emerging technology area, with multiple applications in IoT, augmented and virtual reality, robotics, and other areas. Hillcrest Labs’ strong product and technology offerings and intellectual property portfolio reflect their pioneering position in this technology segment.
Our Revenue Sources
Patent-Based Revenue
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Apple Inc. (“Apple”), HTC Corporation, Huawei Investment & Holding Co., Ltd. (“Huawei”), Kyocera Corporation (“Kyocera”), Samsung Electronics Co., Ltd. ("Samsung") and Sony Corporation of America ("Sony"), among others.
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
Some of our patent licenses are paid up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions can include paid-up licenses for a period of time (fixed-fee agreements), for a class of products, for a number of products sold, under certain patents or patent claims, for sales in certain countries or a combination thereof. Licenses have become paid-up based on the payment of fixed amounts or after the payment of royalties for a term. With the exception of amounts allocated to past patent royalties, we recognize revenues related to fixed amounts on a straight-line basis.
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
In third quarter 2016, InterDigital joined Avanci, the industry’s first marketplace for the licensing of cellular standards-essential technology for the Internet of Things (IoT). The licensing platform brings together some of InterDigital’s peers in standards-essential technology leadership, and makes 2G, 3G and 4G standards-essential patents available to IoT players in specific product segments with one flat-rate license. The Avanci licensing programs in specific product segments for the IoT industry will provide access to the entire applicable standards-essential wireless patent portfolios held by all of the platform participants, as well as any additions to their portfolios during the term of the license.
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
In certain cases where we have identified a potential commercial opportunity, we have chosen to establish a separate commercial initiative focused on the specific opportunity and developing commercial products to address the identified need. For example, in 2014, XCellAir, Inc. was established. The XCellAir™ product is a cloud-based, multi-vendor, multi-

technology mobile network management and optimization solution that enables mobile network operators, mobile system operators and Internet service providers to manage, optimize and monetize heterogeneous network resources. Although this and similar initiatives are in their early stages, they are potential revenue sources for the Company.
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
Finally, the acquisition of Hillcrest Labs in 2016 adds a potential revenue stream in the form of product and technology sales and licensing to their customers in the Smart TV, AR/VR, wearables and gaming areas, among others.
Wireless Communications Industry Overview
The wireless communications industry continues to experience rapid growth worldwide, as well as an expansion of device types entering the market. In smartphones alone, the market continues to see growth, with growth focused on higher-end 4G devices. In addition, new markets are emerging related to wireless connectivity. IoT is an important new market in the technology field, which is expected to result in a significant increase in the number of connections, and unlock new business capabilities. IoT is currently in its earliest stages, and estimates vary broadly as far as how many connections it will yield. IHS estimates that the IoT market will grow to an installed base of nearly 70 billion connected devices by 2025, with total new device shipments reaching nearly 18 billion yearly by 2025 and particularly high growth in the automotive, industrial and medical fields.  Shipments of 3G, 4G and 802.11 IoT connected devices alone are expected to eclipse 6 billion by 2019. (IHS IoT Devices and Connectivity Service - Q3 2016.)
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
Business Activities
2016 Patent Licensing Activity
During first quarter 2016, we amended our worldwide, nonexclusive, royalty-bearing patent license agreement with NEC Corporation ("NEC"). The agreement was amended to add coverage for 4G technologies, and NEC is now also licensed for the sale of its LTE and LTE-A terminal unit and infrastructure products. The amendment also extended the existing term of NEC's patent license with InterDigital.
During third quarter 2016, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Huawei (the “Huawei PLA”). The agreement covers sales of Huawei and its affiliates’ 3G and 4G terminal unit products and sets forth cash payments to InterDigital and a process for the transfer of patents from Huawei to InterDigital, as well as a framework for discussions regarding joint research and development efforts. As a result of the Huawei PLA, the companies settled all proceedings related to their arbitration initiated in 2014.
In addition, during third quarter 2016, we amended our worldwide, non-exclusive, royalty bearing patent license agreement with Sharp Corporation (“Sharp”) to add coverage for 4G technologies. Sharp is now licensed for the sale of its LTE and LTE-A terminal unit products.
During fourth quarter 2016, we entered into a new multi-year, royalty-bearing, worldwide and non-exclusive patent license agreement with Apple (the "Apple PLA"). The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G and future generation cellular and wireless-enabled products. The agreement gives Apple the right to terminate certain rights and obligations under the license for the period after September 30, 2021, but has the potential to provide a license to Apple for a total of up to six years.
Customers Generating Revenues Exceeding 10% of Total 2016 Revenues
Apple, Huawei, Pegatron Corporation ("Pegatron") and Samsung comprised approximately 25%, 23%, 20% and 10% of our total 2016 revenues, respectively.
As discussed above, in fourth quarter 2016, we entered into the new Apple PLA. During 2016, we recognized a total of $169.3 million of revenue under the Apple PLA, which included $141.4 million of past sales.
Also as discussed above, during third quarter 2016, we entered into the Huawei PLA. During 2016, we recognized a total of $154.8 million of revenue associated with the Huawei PLA, which included $121.5 million of past sales.
In 2008, we entered into a patent license agreement with Pegatron (the “2008 Pegatron PLA”) that covers Pegatron and its affiliates. Under the terms of the 2008 Pegatron PLA, we granted Pegatron a non-exclusive, non-transferable, world-wide royalty-bearing license covering the sale of certain products designed to operate in accordance with 2G and 3G wireless standards ("Licensed Products"). In second quarter and fourth quarter 2013, we received arbitration awards in separate proceedings we initiated against Pegatron and Apple, respectively.  Taken together, these arbitration awards clarified that Pegatron owed us royalties on certain products it produces for Apple.  The Pegatron arbitration award confirmed that, to the extent that Pegatron manufactures Licensed Products for Apple that are not licensed under our 2007 patent license agreement with Apple (the "2007 Apple PLA"), those products are covered by the 2008 Pegatron PLA and are royalty bearing under that agreement.  Upon the expiration of the 2007 Apple PLA at the end of June 2014, Apple became unlicensed as to all products that were covered under the agreement and therefore all Apple sales were unlicensed, except to the extent certain products were licensed under the terms of our license agreements with certain Apple suppliers, including Pegatron. With the entry into the new Apple PLA in fourth quarter 2016, we will no longer receive royalties under the 2008 Pegatron PLA for those products that Pegatron produces for Apple which are sold to or for Apple during the term of the Apple PLA. In 2016, we recognized $133.3 million of revenue under the 2008 Pegatron PLA, substantially all of which was associated with sales of Apple products.
In second quarter 2014, we entered into a patent license agreement with Samsung. The multi-year agreement also resolved all pending litigation between the companies. The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The agreement provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017 but has the potential to provide a license to Samsung for a total of ten years, including 2013. During 2016, we recognized $69.0 million of revenue associated with this agreement.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may agree with such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them. This legal action has typically taken the form of a patent infringement lawsuit or an administrative proceeding such as a Section 337 proceeding before the United States International Trade Commission (“USITC” or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. Parties may bring administrative and/or judicial challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products. Parties may also allege that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer a license to that party on fair, reasonable and non-discriminatory terms and conditions, and may also file antitrust claims or regulatory complaints on that or other bases, and may seek damages or other relief based on such claims. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not essential. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of damages for past patent royalties, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the infringer from manufacturing, using and/or selling the infringing product.
Contractual Arbitration Proceedings
We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under applicable agreements. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our patent license agreements typically provide for audit rights as well as private arbitration as the mechanism for resolving disputes, and we may attempt to resolve such disputes in arbitration. In arbitration, licensees may seek to assert various claims, defenses, or counterclaims, such as claims based on waiver, promissory estoppel, breach of contract, fraudulent inducement to contract, antitrust, and unfair competition. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to arbitration might have the right to have the award reviewed in a court of competent jurisdiction. However, based on public policy favoring the use of arbitration, it is generally difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award converted into a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.
Competition
With respect to our technology development activities and resulting commercialization efforts, we face competition from companies, including in-house development teams at other wireless device companies and semiconductor companies and wireless operators, developing other and similar technologies that are competitive with our products and solutions that we may market or set forth into the standards-setting arena.
Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for patent licensing relationships or sale transactions. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain licenses from multiple holders of intellectual property. In licensing our patent portfolio, we compete with other patent holders for a share of the royalties that certain licensees may argue to be the total royalty that is supported by a certain product or products, which may face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 3G, 4G and other wireless products. However, numerous companies also claim that they hold 3G, 4G and other wireless patents that are or may be essential or may become essential to cellular and other wireless standards. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate licensing fees or rates for essential patents. Similarly, potential purchasers of our patents often amass patent portfolios for defensive and/or cross-licensing purposes and could choose to acquire patent assets within the same general technology space from other patent holders.
Employees
As of December 31, 2016, we had approximately 360 employees. None of our employees are represented by a collective bargaining unit.
Geographic Concentrations
See Note 4, "Geographic/Customer Concentration," in the Notes to Condensed Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our corporate headquarters and administrative offices are located in Wilmington, Delaware, USA. Our research and technology development centers are located in the following locations: Conshohocken, PA; Buffalo and Melville, NY; San Diego, CA; Montreal, Quebec, Canada; London, England, United Kingdom; and Seoul, South Korea. Our Hillcrest Labs subsidiary is located in Rockville, MD.

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
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, the number of forums in which we can seek to enforce our patents, the remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. Similarly, legislation designed to reduce the jurisdiction and remedial authority of the United States International Trade Commission (the “USITC”) has periodically been introduced in Congress.
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
Rulings in our legal proceedings as well as those of third parties may affect our strategies for patent prosecution, licensing and enforcement.  For example, in recent years, the USITC and U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patentees, including the Company. Decisions that occur in U.S. or in international forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, claim construction, patent exhaustion, patent misuse, permissible licensing practices, available forums, and remedies such as damages and injunctive relief, in ways that are detrimental to the abilities of patentees to enforce patents and obtain suitable relief.
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
Domestic and foreign antitrust authorities have increased their scrutiny of the use of standards-essential patents in the mobile wireless industry, including the enforcement of such patents against competitors and others. Such scrutiny has resulted in, and may lead to additional, inquiries that may lead to enforcement actions against the Company and/or impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could result in monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition.

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
Historically, the terms of our patent license agreements, including our royalty rates, have been reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Huawei pursuant to our December 2013 settlement agreement, to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) and it is also possible that courts or regulators could decide to set or otherwise determine the fair, reasonable and non-discriminatory (“FRAND”) consistency of such terms or the manner in which such terms are determined. Changes to or clarifications of our obligations to be prepared to offer licenses to standards-essential patents on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, certain of our current and prospective licensees have already instigated, and others could in the future instigate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators, such as China's National Development and Reform Commission and Taiwan's Fair Trade Commission, to set FRAND terms and conditions for, or determine the FRAND-consistency of current terms and conditions in, our patent license agreements. To the extent that our patent royalty rates for our patent license agreements are determined through arbitration or other third party adjudications or regulatory proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalty rates may be lower than our agreed or historical rates, and this could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which may have an adverse effect on our licensing business.
Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline.
Some third parties have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents. In some instances, certain of our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. We cannot ensure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Moreover, third parties could attempt to circumvent certain of our patents through design changes. Any significant adverse finding as to the validity, infringement, enforceability or scope of our patents and/or any successful design-around of our patents could result in the loss of patent licensing revenue from existing licensees, through termination or modification of agreements or otherwise, and could substantially impair our ability to secure new patent licensing arrangements, either at all or on beneficial terms.
Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices.
While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we have faced, and could continue to face, counterclaims and other legal proceedings that challenge the essential nature of our patents, or that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries may allege that we have not complied with certain commitments to standards-setting organizations and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer a license to a party on FRAND terms and conditions, and may also file antitrust claims, unfair competition claims or regulatory complaints on that or other bases, and may seek damages and other relief based on such claims. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as inter partes proceedings in the USPTO, which can lead to delays of our patent infringement actions as well as potential findings of invalidity.
Litigation may be also required to enforce our intellectual property rights, protect our trade secrets, enforce patent license and confidentiality agreements or determine the validity, enforceability and scope of proprietary rights of others.
Third parties could commence litigation against us seeking to invalidate our patents or obtain a determination that our patents are not infringed, are not essential, are invalid or are unenforceable. In addition, current and prospective licensees have initiated proceedings against us claiming, and others in the future may claim, that we have not complied with our FRAND licensing commitments and/or engaged in anticompetitive or unfair licensing activities.

The cost of enforcing and defending our intellectual property and of defending our licensing practices has been and may continue to be significant. As a result, we could be subject to significant legal fees and costs, including in certain jurisdictions the costs and fees of opposing counsel if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.
Setbacks in defending our patent licensing practices could cause our cash flow and revenue to decline and could have an adverse effect on our licensing business.
Adverse decisions in litigation or regulatory actions relating to our licensing practices, including, but not limited to, findings that we have not complied with our FRAND commitments and/or engaged in anticompetitive or unfair licensing activities or that any of our license agreements are void or unenforceable, could have an adverse impact on our cash flow and revenue. Regulatory bodies may assess fines in the event of adverse findings, and in court or arbitration proceedings, an adverse decision could lead to a judgment requiring us to pay damages (including the possibility of treble damages for antitrust claims). In addition, to the extent that legal decisions find patent license agreements to be void or unenforceable in whole or in part, that could lead to a decrease in the revenue associated with and cash flow generated by such agreements, and, depending on the damages requested, could lead to the refund of certain payments already made. Finally, adverse legal decisions related to our licensing practices could have an adverse effect on our ability to enter into to license agreements, which, in turn, could cause our cash flow and revenue to decline.
Changes in financial accounting standards or policies may affect our reported financial condition or results of operations and, in certain cases, could cause a decline and/or fluctuations in the price of our common stock.
From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB and the SEC, may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, we could be required to apply new or revised guidance retroactively or apply existing guidance differently. Potential changes in reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
For example, in May 2014, the FASB and International Accounting Standards Board issued revenue guidance, Revenue from Contracts with Customers, that, once adopted by the Company on January 1, 2018, could significantly impact the timing of revenue recognition for new and existing contracts with licensees. Under the new standard, the Company may be required to recognize up to a substantial majority of the royalties under a fixed-fee license agreement upfront upon entry into the agreement, as opposed to recognizing the royalties on a quarterly basis over the term of the agreement, which has been the historical practice of many licensing companies, including InterDigital.  For InterDigital, this could impact the revenue recognition of all of its existing fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license, such as our patent license agreements with Apple and Samsung. In addition, our current practice, which is shared by many licensing companies and discussed in further detail in Note 2, "Summary of Significant Accounting Policies," of reporting revenues from per-unit royalty-based agreements one quarter in arrears would no longer be accepted, and instead we will be expected to estimate royalty-based revenues each quarter in order to report such revenue in the period in which the underlying sales occurred, which will result in the recognition of an adjustment to true up revenue to the actual amounts reported by our licensees. Such changes to our reporting practices could significantly affect our reported financial condition and results of operations, potentially causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock. See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- New Accounting Guidance.
Our technologies may not be become patented, adopted by wireless standards or widely deployed.
We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G and beyond, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. If the technologies in which we invest do not become patented or are not adopted by the relevant standards or are not adopted by and deployed in the mainstream markets, at all or at the rate or within time periods we expect, our business, financial condition and operating results could be adversely affected.
We have in the past and may in the future make acquisitions or investments or engage in other strategic transactions that could result in significant changes, costs and/or management disruption and that may fail to enhance shareholder value or produce the anticipated benefits.
We have in the past and may in the future acquire companies (such as our recent acquisition of Hillcrest Labs), businesses, technology and/or intellectual property, enter into joint ventures or other strategic transactions. In addition, we may make investments in other entities by purchasing minority equity interests or corporate bonds/notes in publicly traded or privately held companies. Acquisitions or strategic investments may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies. Most strategic investments entail a high degree of risk and may not become liquid for a period of time, if at all. In some cases, strategic investments may serve as consideration for a license in lieu of cash royalties. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We have in the past and may in the future make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.
Achieving the anticipated benefits of acquisitions (including our recent acquisition of Hillcrest Labs) depends in part upon our ability to integrate the acquired companies, businesses and/or assets in an efficient and effective manner. The integration of acquired companies or businesses may result in significant challenges, including, among others: successfully integrating new employees, technology and/or products; consolidating research and development operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. As a result, we may be unable to accomplish the integration smoothly or successfully.
In addition, we cannot be certain that the integration of acquired companies, businesses, technology and/or intellectual property with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. Our plans to integrate and/or expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market, or the market may adopt solutions competitive to our products or technologies. We may not derive any commercial value from the acquired technology or intellectual property or from future technologies or products based on the acquired technology and/or intellectual property. In addition, to the extent we are separately seeking a patent license from a customer or customers of an acquired entity, the acquired entity may lose such customers. Following the completion of the acquisition, we may be subject to liabilities that are not covered by the indemnification protection we may obtain and we may encounter patent validity, infringement or enforcement issues or unforeseen expenses not uncovered during our diligence process. Any acquired company or business would be subject to its own risks that may or may not be the same as the risks already disclosed herein.
Challenges relating to our ability to enter into new license agreements could cause our revenue and cash flow to decline.
We face challenges in entering into new patent license agreements. One of the most significant challenges we face is that most potential licensees do not voluntarily seek to enter into license agreements with us before they commence manufacturing and/or selling devices that use our patented inventions. As a result, we must approach companies that are reluctant to take licenses and attempt to establish license agreements with them. The process of identifying potential users of our inventions and negotiating license agreements with reluctant prospective licensees requires significant time, effort and expense. Once discussions with unlicensed companies have commenced, we face the additional challenges imposed by the significant negotiation issues that arise from time to time. Given these challenges relating to our ability to enter into new license agreements, we cannot ensure that all prospective licensees will be identified or, if they are identified, will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us, and, as a result, our revenue and cash flow could materially decline. The length of time required to negotiate a license agreement also leads to delays in the receipt of the associated revenue stream, which could also cause our revenue and cash flow to decline.
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

We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2016, Apple, Huawei, Pegatron and Samsung accounted for approximately 25%, 23%, 20% and 10% of our total revenues, respectively. In the event that we are unable to renew one or more of such license agreements upon expiration, our future revenue and cash flow could be materially adversely affected. In addition, in the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. See Item 3, Legal Proceedings, in this Form 10-K for a description of our material legal proceedings. In addition, in the event that there is a material decrease in shipments of licensed products by one of our significant per-unit licensees, our revenues from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.
Our plans to broaden our revenue sources through enhanced intellectual property sourcing, joint ventures, and developing or acquiring technology in new or expanded areas, such as in the IoT space, may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to broaden our revenue sources through targeted acquisitions, research partnerships, joint ventures and the continued development of new technologies. Increasingly, our future growth in part depends on developing or acquiring technology in new or expanded areas and adjacent industry segments outside of traditional cellular industries, such as the IoT, including the connected home and smart cities, automotive, mobile computing, mobile health and sensor technology, and on third parties incorporating our technology and solutions into device types used in these areas and industry segments. There is no guarantee that we will succeed in acquiring or developing technology and patents or partnering with inventors and research organizations to create new revenue opportunities and/or add new dimensions to our existing portfolio of intellectual property and potentially create new patent licensing programs. Also, our development activities may experience delays, which could reduce our opportunities for patent licensing or other avenues of revenue generation related to such development activities. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
Our plans to expand our revenue sources through commercializing our market-ready technologies and acquiring and/or developing new technology with commercial applicability may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to expand our revenue sources through the continued development, commercialization and licensing of technology projects. Our technology development and acquisition activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, if at all, each of which could reduce our opportunities for technology sales and licensing. In addition, there could be fewer applications for our technology and products than we expect. Technology markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, and the availability of capital for, and the high cost of, infrastructure improvements. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts and secure support for our technologies or delays or failures to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive.
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

There is no guarantee that we will succeed in our pursuit of select patent licensing arrangements or patent sales, and, if we are successful, there is no guarantee that the revenue and cash flow generated through such alternative licensing arrangements (such as the Signal Trust and the Avanci licensing platform) or patent sales will be greater than the revenue and cash flow we would have generated if we had retained and/or licensed the patents ourselves. In addition, potential licensees may be reluctant to enter into new patent license agreements, and current licensees may be reluctant to renew their agreements, either at all or on terms acceptable to the Company, based on the fact that we have sold portions of our patent portfolio or the belief that we plan to sell or transfer some of the patents we are asking them to license.
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
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates and/or that such rates should be applied to royalty bases smaller than the selling price of an end product (such as the “smallest salable patent practicing unit”). There is also increasing downward pricing pressure on certain wireless products, including handsets, that we believe implement our patented inventions, and some of our royalty rates are tied to the pricing of handsets. In addition, a number of other companies also claim to hold patents that are essential with respect to products for the cellular market. Demands by certain licensees to reduce royalties due to pricing pressure or the number of patent holders seeking royalties on their cellular technologies, could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future revenue and cash flow.
Our revenue and cash flow are dependent upon our licensees' sales and market conditions and other factors that are beyond our control or are difficult to forecast.
A portion of our licensing revenues is running royalty-based and dependent on sales by our licensees that are outside our control and that could be negatively affected by a variety of factors, including global, regional and/or country-specific economic conditions, country-specific natural disasters impacting licensee manufacturing and sales, buying patterns of end users, competition for our licensees' products and any decline in the sale prices our licensees receive for their covered products. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the licensees of our products or technologies. Our revenue and cash flow also could be affected by (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms or within the timeframe we expect, (ii) a decline in the financial condition of any licensee or (iii) the failure of sales to meet market forecasts due to global or regional economic conditions, political instability, natural disasters, competitive technologies or otherwise. It is also difficult to predict the timing, nature and amount of licensing revenue associated with past infringement and new licenses, strategic relationships and the resolution of legal proceedings. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition. In addition, some of our patent license agreements provide for fixed payments or prepayments that cover our licensees' future sales for a specified period and reduce future cash receipts from those licensees. As a result, our cash flow has historically fluctuated from period to period. Depending upon the payment structure of any new patent license agreements into which we may enter, such cash flow fluctuations may continue in the future.
Our revenue may be affected by the deployment of future-generation wireless standards in place of 3G and 4G technologies, by the timing of such deployment, or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
Although we own an evolving portfolio of issued and pending patents related to 3G, 4G and 5G cellular technologies and non-cellular technologies, our patent portfolio licensing program for future-generation wireless standards may not be as successful in generating licensing income as our current licensing programs. Although we continue to participate in worldwide standards bodies and contribute our intellectual property to future-generation wireless standards, including standards that will define 5G, our technologies might not be adopted by the relevant standards. In addition, we may not be as successful in the licensing of future-generation products as we have been in licensing 3G and 4G products, or we may not achieve a level of royalty revenues on such products that is comparable to that which we have historically received on 3G and 4G products. Furthermore, if there is a delay in the standardization and/or deployment of 5G, our business and revenue could be negatively impacted.
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
There is some concentration among participants in the wireless communications industry, and the industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. For example, in 2016, Samsung, Apple and Huawei collectively accounted for approximately 40% of worldwide shipments of 3G and 4G handsets. Any further concentration or sale within the wireless industry among handset providers and/or original design manufacturers ("ODMs") may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. In addition, acquisitions of or consolidation among ODMs could cause handset providers who outsource manufacturing to make supply chain changes, which in turn could result in the reduction, loss or elimination of existing royalty obligations (for example, if manufacturing is moved from an ODM with which we have a patent license agreement to an ODM with which we do not). Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
Our use of open source software could materially adversely affect our business, financial condition, operating results and cash flow.
Certain of our technology and our suppliers’ technology may contain or may be derived from “open source” software, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such technology may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for derivative works available or license such derivative works under a particular type of license that is different from what we customarily use to license our technology. While we believe we have taken appropriate steps and employ adequate controls to protect our intellectual property rights, our use of open source software presents risks that, if we inappropriately use open source software, we may be required to re-engineer our technology, discontinue the sale of our technology, release the source code of our proprietary technology to the public at no cost or take other remedial actions, which could adversely affect our business, operating results and financial condition. There is a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition. In addition, developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage.
Our commercialization activities could lead to patent exhaustion or implied license issues that could materially adversely affect our business.
The legal doctrines of patent exhaustion and implied license may be subject to different judicial interpretations. Our commercialization of certain technologies could potentially lead to patent exhaustion or implied license issues that could adversely affect our patent licensing program and limit our ability to derive licensing revenue from certain patents under such program. In the event of successful challenges by current or prospective licensees based on these doctrines that result in a material decrease to our patent licensing revenue, our financial condition and operating results may be materially adversely affected.
Changes to our tax assets or liabilities could have an adverse effect on our consolidated financial condition or results of operations.
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. Pursuant to the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2016 and 2015, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
It can be difficult for us to verify royalty amounts owed to us under our per-unit licensing agreements, and this may cause us to lose potential revenue.
The standard terms of our per-unit license agreements require our licensees to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute. From time to time, we audit certain of our licensees to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that these audits will be numerous enough and/or effective to that end.
We may experience difficulties implementing our new enterprise resource planning (“ERP”) system.
We plan to implement a new enterprise resource planning (“ERP”) system over the next year. The ERP system is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. Implementation of the new system is highly dependent on coordination of multiple software and system providers and internal business teams. We may experience difficulties as we transition to the new ERP system and processes, including loss or corruption of data, decreases in productivity as our personnel implement and become familiar with new systems and increased costs. In addition, transitioning to the new ERP system requires significant investment of financial and human resources. While we have invested significant resources in planning and project management and plan to maintain our existing ERP system for a period of time, significant implementation issues may arise with respect to the new ERP system. Difficulties in implementing the new system or significant system failures could disrupt our operations or lead to a delay or error in financial reporting, which could have a material adverse effect on our capital resources, financial condition or results of operations.
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
We face competition from companies developing other and similar technologies that are competitive with our products and solutions that we may market or set forth into the standards-setting arena. Due to competing products and solutions, our products and solutions may not find a viable commercial marketplace or, where applicable, be adopted by the relevant standards. In addition, in licensing our patent portfolio, we may compete with other companies, many of whom also claim to hold essential patents, for a share of the royalties that certain licensees may argue to be the total royalty that is supported by a certain product or products. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain a license from multiple holders of intellectual property. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder.
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
Our business may be adversely affected if third parties assert that we violate their intellectual property rights with respect to products and/or solutions that we sell or license.

Third parties may claim that we or our customers are infringing upon their intellectual property rights with respect to products and/or solutions we sell or license. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some of our technologies or services in the United States and abroad and could cause us to stop selling, delay shipments of, or redesign our products. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to perform its contractual obligations. If we cannot use valid IP that we infringe at all or on reasonable terms, or substitute similar non-infringing technology from another source, our business, financial position, results of operations or cash flows could be adversely affected.
We may be subject to warranty and/or product liability claims with respect to our products, which could be time-consuming and costly to defend and could expose us to loss and reputational damage.
We may be subject to claims if customers of our product offerings are injured or experience failures or other quality issues. We may from time to time be subject to warranty and product liability claims with regard to product performance and our services. We could incur losses as a result of warranty, support, repair or replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, warranty and product liability claims could affect our reputation and our relationship with customers.
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

•
If as a result of tax treaty procedures, the U.S. government reaches an agreement with certain foreign governments to whom we have paid foreign taxes, resulting in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits, such agreement could result in foreign currency gain or loss.

Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated. These attempts, which in some cases could be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business or personal information (whether through a breach of our own systems or the breach of a system of a third party that provides services to us) could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. In addition, to the extent that any future security breach results in inappropriate disclosure of our employees’, licensees’, or customers’ confidential and /or personal information, we may incur liability or additional costs to remedy any damages caused by such breach. We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.
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
Risks Relating to Our Common Stock and the 2020 Notes
The price of our common stock is volatile and may decline regardless of our operating performance.
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 2, 2014 to February 21, 2017, the trading price of our common stock has ranged from a low of $26.25 per share to a high of $102.30 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•
the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to licensing, technology development, litigation, arbitration and other legal proceedings in which we are involved and intellectual property impacting us or our business;

•	announcements concerning strategic transactions, such as commercial initiatives, joint ventures, strategic investments, acquisitions or divestitures;

•	financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in GAAP, including new accounting standards that may materially affect our revenue recognition;

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
In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.
Our total indebtedness as of December 31, 2016 was approximately $316.0 million. This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our 1.50% Senior Convertible Notes due 2020 (the "2020 Notes");

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 2020 Notes.
Our ability to meet our payment and other obligations under the 2020 Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the 2020 Notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the 2020 Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2020 Notes, and this default could cause us to be in default on any other currently existing or future outstanding indebtedness.
Our shareholders may not receive the level of dividends provided for in our dividend policy or any dividend at all, and any decrease in or suspension of the dividend could cause our stock price to decline.
Our current dividend policy, contemplates the payment of a regular quarterly cash dividend of $0.30 per share on our outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment and timing of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
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
The convertible note hedge transactions and warrant transactions that we entered into in connection with the offering of the 2020 Notes may affect the value of the 2020 Notes and the market price of our common stock.
In connection with each offering of the 2020 Notes, we entered into convertible note hedge transactions with certain financial institutions (the “option counterparties”) and sold warrants to the option counterparties. These transactions will be accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the 2020 Notes. The warrants will have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.
In connection with establishing their initial hedge of these transactions, the option counterparties (and/or their affiliates) purchased our common stock in open market transactions and/or privately negotiated transactions and/or entered various cash-settled derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the 2020 Notes. These activities could have the effect of increasing (or reducing the size of any decrease in) the price of our common stock concurrently with or following the pricing of the 2020 Notes. In addition, the option counterparties (and/or their affiliates) may modify their respective hedge positions from time to time (including during any observation period related to a conversion of the 2020 Notes) by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in open market transactions and/or privately negotiated transactions.
The potential effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.
Future sales or other dilution of our equity could depress the market price of our common stock.

Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. We also have several institutional shareholders that own significant blocks of our common stock. If one or more of these shareholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.
Under certain circumstances, shares of our common stock could be issued upon conversion of the 2020 Notes, which would dilute the ownership interest of our existing shareholders. In addition, the issuance of additional common stock, or issuances of securities convertible into or exercisable for our common stock or other equity linked securities, including preferred stock or warrants, would dilute the ownership interest of our common shareholders and could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
Approved stock repurchase programs may not result in a positive return of capital to shareholders.
Our board-approved stock repurchase program may not return value to shareholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver shareholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs.
Provisions of the 2020 Notes could discourage an acquisition of us by a third party.
Certain provisions of the 2020 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2020 Notes will have the right, at their option, to require us to repurchase all of their 2020 Notes or any portion of the principal amount of such 2020 Notes in integral multiples of $1,000. We may also be required to issue additional shares upon conversion in the event of certain fundamental change transactions. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.
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
The accounting method for convertible debt securities, such as the 2020 Notes, could have a material adverse effect on our reported financial results.
In May 2008, the FASB, issued ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments, such as the 2020 Notes, that may be settled partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the fair value of the conversion option of the 2020 Notes be reported as a component of shareholders’ equity and included in the additional paid-in-capital on our consolidated balance sheet. The value of the conversion option of the 2020 Notes will be reported as discount to the 2020 Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount (non-cash interest) and the instrument’s cash interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2020 Notes.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; Melville, New York, USA; Rockville, Maryland, USA; San Diego, California, USA; and Montreal, Quebec, Canada.
The following table sets forth information with respect to our principal properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Melville, New York	44,800	Office and research space	February 2020
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Conshohocken, Pennsylvania	30,300	Office and research space	October 2026
Montreal, Quebec	17,300	Office and research space	June 2021
Rockville, Maryland	16,700	Office and research space (Hillcrest Labs)	February 2018
San Diego, California	11,800	Office and research space	April 2018
We are also a party to leases for several smaller spaces, including our offices in London, England, United Kingdom, and Seoul, South Korea, that contain office and research space. In addition, we own a building in Washington, District of Columbia, USA, that houses administrative office space.
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
InterDigital believes that the decisions are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating InterDigital’s lump-sum 2007 patent license agreement with Apple (the “2007 Apple PLA”) in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA-800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, including with respect to the now-expired and superseded 2007 Apple PLA, which had been found in an arbitration between InterDigital and Apple to be limited in scope.
On April 14, 2014, InterDigital filed a petition for retrial of the second proceeding with the Chinese Supreme People’s Court (“SPC”), seeking dismissal of the judgment or at least a higher, market-based royalty rate for a license to InterDigital’s Chinese standards-essential patents (“SEPs”).  The petition for retrial argues, for example, that (1) the lower court improperly determined a Chinese FRAND running royalty rate by using as a benchmark the 2007 Apple lump sum fixed payment license agreement, and looking in hindsight at the unexpectedly successful sales of Apple iPhones to construct an artificial running royalty rate that neither InterDigital nor Apple could have intended and that would have varied significantly depending on the relative success or failure in hindsight of Apple iPhone sales; (2) the 2007 Apple PLA was also an inappropriate benchmark because its scope of product coverage was significantly limited as compared to the license that the court was considering for Huawei, particularly when there are other more comparable license agreements; and (3) if the appropriate benchmarks had been used, and the court had considered the range of royalties offered by other similarly situated SEP holders in the wireless telecommunications industry, the court would have determined a FRAND royalty that was substantially higher than 0.019%, and would have found, consistent with findings of the ALJ’s initial determination in the USITC 337-TA-800 proceeding, that there was no proof that InterDigital’s offers to Huawei violated its FRAND commitments.
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC convened a second hearing on April 1, 2015 regarding whether to grant a retrial. If the retrial is granted, the SPC will likely schedule one or more additional hearings before it issues a decision on the merits of the case. The SPC retrial proceeding was excluded from the dismissal provisions of the August 2016 patent license agreement between Huawei and InterDigital, and a decision in this proceeding is still pending.
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $2.9 million based on the exchange rate as of December 31, 2016), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $14.4 million based on the exchange rate as of December 31, 2016). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-

monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at December 31, 2016 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
Asus asserted counterclaims in the arbitration that mirrored its CA Northern District Court claims, except that it did not assert the breach of contract claim that the court determined was not arbitrable and it added a claim of violation of the Delaware Consumer Fraud Act. Asus also contended that its counterclaims were not arbitrable. InterDigital added a claim for breach of the 2008 Asus PLA’s confidentiality provision.
On July 14, 2016, Asus filed a motion to lift the stay in the CA Northern District Court proceeding along with a notice of the arbitral tribunal’s decision on arbitrability, informing the court of the arbitrators’ decision that, other than InterDigital’s breach of contract claims and Asus’s fraudulent inducement claim, no other claim or counterclaim is arbitrable. Asus then filed in the CA Northern District Court an amended complaint on August 18, 2016. This amended complaint includes all of the claims in Asus’s first CA Northern District Court complaint except fraudulent inducement and adds a claim of violation of the Delaware Consumer Fraud Act. It seeks the same relief as its first CA Northern District Court complaint, but also seeks a ruling that each of InterDigital’s patents “declared [to standards-setting organizations] to be essential or potentially essential” is unenforceable and any contracts InterDigital entered into in furtherance of its unlawful conduct are void. On September 8, 2016, InterDigital filed its answer and counterclaims to Asus’ amended complaint. It denied Asus’s claims and filed a counterclaim for declaratory judgment that Asus’s tort claims are invalid or preempted as applied under the First Amendment to the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code. On September 28, 2016, Asus answered and denied InterDigital’s counterclaims. On December 16, 2016, the court set a case schedule that includes a May 2019 trial date.
With respect to its arbitration counterclaim for fraudulent inducement, Asus stated in its recent pleadings that it was seeking return of excess royalties of close to $63 million, plus interest, costs and attorneys’ fees as of the time of the filing. The evidentiary hearing in the arbitration was held in January 2017. InterDigital has not yet received the arbitrators’ decision.
The Company has not recorded any accrual at December 31, 2016, for contingent losses associated with these matters.  While a material loss is reasonably possible, the Company cannot estimate the potential range of loss with respect to the arbitration matter given the range of possible outcomes, nor with respect to the CA Northern District Court proceeding, as this matter is not at a sufficiently advanced stage to allow for such an estimate.
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
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes.  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a fair, reasonable and non-discriminatory (“FRAND”) rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed above under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. As a result, effective February 12, 2014, the Huawei Respondents were terminated from the 337-TA-868 investigation.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal is scheduled for April 2017. The appeals are pending. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November 2015 and November 2016 trials concerning infringement of the ’244 patent and damages and FRAND-related issues, respectively, pending completion of the IPR proceedings, including all appeals and subsequent proceedings before the PTAB. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.
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
On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. The court granted this request the same day. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion was granted on June 7, 2016, and a partial final judgment was entered on June 20, 2016. On July 18, 2016, ZTE filed its notice of appeal with the Federal Circuit regarding the Delaware District Court’s judgment against ZTE with respect to the ’966 and ’847 patents. ZTE’s appeal is pending. As a result, InterDigital’s damages claims are currently effectively stayed pending the appeal.
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

Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 13, 2017.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2016.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The NASDAQ Stock Market (“NASDAQ”) is the principal market for our common stock, which is traded under the symbol "IDCC." The following table sets forth the high and low sales prices of our common stock for each quarterly period in 2016 and 2015, as reported by NASDAQ.

2016	High	Low
First quarter	$55.85	$41.01
Second quarter	59.83	51.97
Third quarter	79.92	52.33
Fourth quarter	98.00	68.10

2015	High	Low
First quarter	$56.27	$47.76
Second quarter	60.69	49.57
Third quarter	57.77	44.28
Fourth quarter	54.95	46.78
Holders
As of February 21, 2017, there were 585 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2016 and 2015 were as follows (in thousands, except per share data):

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
Fourth quarter	0.30	10,290	34,359
	$1.00	$34,359

2015
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
Fourth quarter	0.20	7,068	28,726
	$0.80	$28,726
In September 2016, we announced that our Board of Directors had approved an increase in the Company’s quarterly cash dividend to $0.30 per share. We currently expect to continue to pay dividends comparable to our quarterly $0.30 per share cash dividend in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.

Performance Graph
The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2011 and that all dividends were re-invested. Such returns are based on historical results and are not intended to suggest future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among InterDigital, Inc., the NASDAQ Composite Index and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
InterDigital, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	12/11	12/12	12/13	12/14	12/15	12/16
InterDigital, Inc.	100.00	98.71	71.38	130.08	122.45	231.65
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Telecommunications	100.00	102.78	143.40	149.42	144.02	153.88

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
The Company did not repurchase any shares of its common stock during fourth quarter 2016.

Item 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information contained in this Form 10-K.

	2016	2015	2014	2013	2012
	(in thousands except per share data)
Consolidated statements of operations data:
Revenues (a)	$665,854	$441,435	$415,821	$325,361	$663,063
Income from operations (b)	$437,306	$208,549	$168,960	$84,756	$419,030
Income tax provision (c)	$(116,791)	$(64,621)	$(52,108)	$(25,836)	$(136,830)
Net income applicable to InterDigital, Inc. common shareholders	$309,001	$119,225	$104,342	$38,165	$271,804
Net income per common share — basic	$8.95	$3.31	$2.65	$0.93	$6.31
Net income per common share — diluted	$8.78	$3.27	$2.62	$0.92	$6.26
Weighted average number of common shares outstanding — basic	34,526	36,048	39,420	41,115	43,070
Weighted average number of common shares outstanding — diluted	35,189	36,463	39,879	41,424	43,396
Cash dividends declared per common share (d)	$1.00	$0.80	$0.70	$0.40	$1.90
Consolidated balance sheets data:
Cash and cash equivalents	$404,074	$510,207	$428,567	$497,714	$349,843
Short-term investments	548,687	423,501	275,361	200,737	227,436
Working capital	795,639	610,994	582,688	703,576	603,134
Total assets	1,727,853	1,474,485	1,192,962	1,110,251	1,052,374
Total debt	272,021	486,769	216,206	205,881	196,156
Total InterDigital, Inc. shareholders’ equity	739,709	510,519	468,328	528,650	518,705
Noncontrolling interest	14,659	11,376	7,349	5,170	—
Total shareholders’ equity	$754,368	$521,895	$475,677	$533,820	$518,705

(a)
In 2016, 2015, 2014 and 2013, our revenues included $309.7 million, $65.8 million, $125.0 million and $127.0 million of past sales, respectively. In 2012, our revenues included $384.0 million associated with patent sales.

(b)
Our income from operations in 2016 included $2.3 million of severance charges related to ongoing efforts to optimize our cost structure. We incurred charges of $1.5 million and $12.5 million in 2013 and 2012, respectively, associated with actions to reposition the company’s operations.

(c)
In 2016, our income tax provision included the impact of a $23.6 million net tax benefit primarily related to domestic activity production deductions for prior years. In 2014, our income tax provision included the impact of a $4.2 million net tax benefit, primarily attributable to available U.S. federal research and development tax credits for prior years, which was partially offset by an audit settlement. In 2012, our income tax provision included a tax benefit of $6.7 million related to the release of valuation allowances on deferred tax assets, which we now expect to utilize.

(d)
In September 2016, we announced that our Board of Directors had approved an increase in the Company’s quarterly cash dividend to $0.30 per share. In June 2014, we announced that our Board of Directors had approved a 100% increase in the Company's quarterly cash dividend, to $0.20 per share. On December 5, 2012, we announced that our Board of Directors had declared a special cash dividend of $1.50 per share on InterDigital common stock. The special cash dividend was payable on December 28, 2012 to stockholders of record as of the close of business on December 17, 2012.

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
Business

InterDigital designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of innovation to the wireless communications industry.
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2016, InterDigital's wholly owned subsidiaries held a portfolio of approximately 20,000 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe may become essential to 5G standards that are under development. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select acquisitions of patents and companies. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and IoT devices and software platforms.
InterDigital derives revenues primarily from patent licensing, with contributions from patent sales, product sales, technology solutions licensing and sales and engineering services. In 2016, 2015, and 2014, our total revenues were $665.9 million, $441.4 million and $415.8 million, respectively. Our recurring revenues in 2016, 2015 and 2014 were $356.2 million, $372.8 million and $288.8 million, respectively.
In 2016, the amortization of fixed-fee royalty payments accounted for approximately 50% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue is variable in nature due to the per-unit structure of the related license agreements. Approximately 84% of this per-unit, variable portion for 2016 related to sales by our collection of Taiwanese licensees, the majority of which revenue was derived from the sale of Apple products. With the entry into the Apple PLA in fourth quarter 2016, as discussed below, we will no longer receive royalties under the 2008 Pegatron PLA for those products that Pegatron produces for Apple which are sold to or for Apple during the term of the Apple PLA. In 2016, we recognized $133.3 million of revenue under the 2008 Pegatron PLA, substantially all of which was associated with sales of Apple products. As a result of our entry into fixed-fee patent license agreements with Huawei and Apple during 2016, we expect that fixed-fee royalties will be a larger percentage of our recurring revenue in 2017. Fixed-fee royalties accounted for approximately 79% of recurring revenue in fourth quarter 2016.
Revenue
Recurring revenue in 2016 of $356.2 million decreased 4% from the prior year. The decrease was primarily attributable to a decrease in revenue derived from Apple products as well as a decrease in per-unit royalty revenue resulting from decreased shipments by some of the company's Taiwan-based licensees. During 2016, we recognized $309.7 million of past sales revenue, primarily attributable to the new patent license agreements with Apple and Huawei discussed below, as compared to $68.7 million of past sales recognized in 2015.
Refer to "Results of Operations -- 2016 Compared with 2015" for further discussion of our 2016 revenue.
New Agreements
During third quarter 2016, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Huawei. The agreement covers sales of Huawei and its affiliates' 3G and 4G terminal unit products and sets forth cash payments to InterDigital and a process for the transfer of patents from Huawei to InterDigital. In addition, the companies have agreed to a framework for discussions regarding joint research and development efforts. As a result of the agreement, the companies settled all proceedings related to their arbitration initiated in 2014. Our agreement with Huawei is a multiple-element arrangement for accounting purposes. We recognized $154.8 million of revenue under this patent license agreement during 2016, including $121.5 million of past sales. We will recognize future revenue under the agreement on a straight-line basis over its term. A portion of the consideration for the agreement was in the form of patents from Huawei. We have received half of the patents as of December 31, 2016, and we will receive the remaining patents by June 30, 2017. Of the $154.8 million of revenue recognized under the agreement to date, 95% related to cash receipts and 5% related to the patents transferred to date. We have deferred recognition of revenue related to the patents yet to be transferred, as their value will not be determinable until the completion of the transfer process. At the completion of the transfer process, we expect to recognize additional past sales and current patent royalties associated with these patents. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.

During fourth quarter 2016, we entered into a multi-year, royalty-bearing, worldwide and non-exclusive license agreement with Apple. The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G and future generation cellular and wireless-enabled products. The agreement gives Apple the right to terminate certain rights and obligations under the license for the period after September 30, 2021, but has the potential to provide a license to Apple for a total of up to six years. Our agreement with Apple is a multiple-element arrangement for accounting purposes. We recognized $169.3 million of revenue under this patent license agreement during 2016, including $141.4 million of past sales. We will recognize future revenue under the agreement on a straight-line basis over its term.
Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," we identified each element of each arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the models requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
Acquisition of Hillcrest Labs
On December 20, 2016, we acquired Hillcrest Laboratories, Inc. ("Hillcrest Labs"), a pioneer in sensor processing technology, for approximately $48.0 million in cash, net of $0.4 million cash acquired. Sensor processing and sensor fusion is an important emerging technology area, with multiple applications in IoT, augmented and virtual reality, robotics, and other areas. Hillcrest Labs’ strong product and technology offerings and intellectual property portfolio reflect their pioneering position in this technology segment. Refer to Note 15, "Business Combinations," for more information regarding this transaction.
Expiration of Patent License Agreements
Our patent license agreements with a number of licensees expired during 2016. Collectively, these agreements accounted for $19.4 million, or approximately 3%, of our total revenue in 2016. Individually, none of these agreements accounted for more than 2% of our total revenue in 2016. A portion of our first quarter 2017 revenues will be comprised of royalties from these licensees due to the timing of when we receive royalty reports, as described in Note 2, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements.
Our patent license agreements with two licensees are scheduled to expire in whole or in part during 2017.  Collectively, these agreements accounted for $17.7 million, or approximately 3%, of our total revenue in 2016.  One of these agreements has a non-refundable prepaid balance of $71.6 million, which is included in short-term deferred revenue, as of December 31, 2016.  In the event this agreement is not renewed or amended during 2017, we will recognize any portion of the prepaid balance remaining at year-end as revenue in fourth quarter 2017 in connection with the scheduled expiration of the agreement.
In addition, our patent license agreement with Samsung provides Samsung the ability to terminate certain rights and obligations under the license for the period after 2017, but has the potential to provide a license to Samsung for a total of ten years, beginning with and including 2013. Samsung accounted for approximately 10% of our total revenues in 2016. If we determine it is probable that Samsung will terminate the agreement, we will increase the revenue recognition from Samsung to amortize the additional benefits we would receive from Samsung over the remaining portion of the initial term.
Cash and Short-Term Investments
At December 31, 2016, we had $952.8 million of cash and short-term investments and up to an additional $1.1 billion of payments due under signed agreements, including $228.5 million recorded in accounts receivable that is due within twelve months of the balance sheet date. A substantial portion of our cash and short-term investments relates to fixed and prepaid royalty payments we have received that relate to future sales of our licensees’ products. As a result, our future cash receipts from existing licenses subject to fixed and prepaid royalties will be lower than if the royalty payments were structured to coincide with the underlying sales. During 2016, we recorded $719.9 million of cash receipts related to patent licensing and technology solutions agreements as follows (in thousands):

Cash In
Current royalties	$158,899
Fixed-fee royalty payments	231,562
Past per-unit patent royalties	66,949
Prepaid royalties	3,546
Technology solutions	5,300
Past fixed royalty payments	253,683
$719,939
Approximately $439.3 million of our $621.2 million deferred revenue balance relates to fixed-fee royalty payments that are scheduled to amortize as follows (in thousands):

2017	$285,478
2018	149,937
2019	1,392
2020	1,392
2021	534
Thereafter	534
$439,267
The remaining $181.9 million of deferred revenue primarily relates to prepaid royalties that will be recorded as revenue as our licensees report their sales of covered products or at the conclusion of the related license agreement.
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
Intellectual Property Rights Enforcement
If we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may agree with such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them to enforce our patent rights. This legal action has typically taken the form of a patent infringement lawsuit or an administrative proceeding. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements as to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation.
In 2016, our intellectual property enforcement costs decreased to $16.5 million from $31.8 million and $52.1 million in 2015 and 2014, respectively. These costs represented 15% of our 2016 total patent administration and licensing costs of

$113.5 million. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Comparability of Financial Results
When comparing 2016 financial results against the financial results of other periods, the following items should be taken into consideration:

•	Our 2016 revenue includes:

•	$309.7 million of past sales primarily related to the new patent license agreements.

•	Our 2016 operating expenses include:

•	$2.3 million severance charge primarily related to ongoing efforts to optimize our cost structure; and

•	$13.7 million of expense to increase accrual rates for some of our incentive compensation plans.

•	Our 2016 other expense, net includes:

•	a $3.4 million gain related to the sale of our King of Prussia facility.

•	Our 2016 income tax provision includes:

•	a $23.6 million discrete net benefit related to tax refunds expected on amended returns associated with deductions for certain domestic production activities.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements and are included in Item 8 of Part II of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to revenue recognition, compensation and income taxes. If different assumptions were made or different conditions existed, our financial results could have been materially different.
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements and settlement of intellectual property enforcement. For agreements entered into or materially modified prior to 2011, due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements has often been recognized over the performance period. Since January 2011, all new or materially modified agreements have been accounted for under the Financial Accounting Standards Board ("FASB") revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has standalone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.
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
As discussed in more detail below under “New Accounting Guidance," the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance, and will be effective for the Company in 2018. Under the new standard, the Company may be required to recognize up to a substantial majority of the royalties under a fixed-fee license agreement upfront upon entry into the agreement, as opposed to recognizing the royalties on a quarterly basis over the term of the agreement, which has been the historical practice of many licensing companies, including InterDigital.  For InterDigital, this could impact the revenue recognition of all of its existing fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license, such as our patent license agreements with Apple and Samsung. In addition, our current practice, which is shared by many licensing companies and discussed in further detail in Note 2, "Summary of Significant Accounting Policies," of reporting revenues from per-unit royalty-based agreements one quarter in arrears would no longer be accepted, and instead we will be expected to estimate royalty-based revenues each quarter. Upon adoption of the new guidance, we will update our revenue recognition policies accordingly.
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
Technology Solutions
Technology solutions revenue consists primarily of revenue from royalty payments. We recognize revenue from royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements. Technology solutions revenues also consist of revenues from software licenses, engineering services and product sales. Software license revenues are recognized in accordance with the original and revised guidance for software revenue recognition. When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance for construction-type and certain production-type contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.
We recognize revenues associated with engineering service arrangements that are outside the scope of the accounting guidance for construction-type and certain production-type contracts on a straight-line basis, unless evidence suggests that the revenue is earned in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred labor hours and total estimated labor hours or other measures of progress, if available. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period in which such changes are determined. We recognize revenues associated with product sales in the period in which the sales of the underlying units occur.
Multiple Element Arrangements
During 2016, we signed three agreements that were considered multiple-element arrangements for accounting purposes. In accordance with our revenue recognition policy, we identified each element of the arrangement, estimated its relative fair value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
The impact that a five percent change in the aggregate amount allocated to past patent royalties under these three agreements would have had on 2016 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to past patent royalties	+5%	-%5
Change in Revenue	$44,771	$(44,771)
Revenue from Non-financial Sources

During 2016, 2015, and 2014, our patent licensing royalties were derived from patent license agreements ("PLAs") with 27, 24, and 25 independent licensees, respectively. We recognized revenue from five, four and two PLAs in 2016, 2015 and 2014, respectively, for which patents comprised less than one-third of the total consideration paid or due to us under those agreements. In addition, during 2016, 2015 and 2014 we recognized revenue from one PLA that was executed in 2014 in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA. During 2016, 2015, and 2014, approximately 3%, 5%, and 7%, respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions. We estimated the fair value of the patents in the above transactions by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to this transaction. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, assumed royalty rates, sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction. The impact that a five percent change in the estimated aggregate value of the patents acquired would have had on 2016 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands):

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-%5
Revenue	$702	$(702)
Less: Patent amortization	474	(474)
Pre-tax income	$228	$(228)
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
If we had accrued all performance compensation cost throughout 2016 on the assumption that all plans and active cycles thereunder would be paid out at 100%, we would have recorded $16.8 million less in compensation expense in 2016 than we actually recorded. There are three LTCP cycles the vesting period for which will continue into 2017. If we were to record the performance-based incentive components of these three cycles at current accrual rates during 2017, we estimate that we would record $6.5 million in performance-based incentive compensation for those cycles in 2017.
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued, net of any estimated award forfeitures. This requires us to make subjective assumptions around the value of the equity at the time of issuance and the expected forfeiture rates, which in both cases are generally based on historical experience. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards are based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term. In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance.

As described in Note 2, "Summary of Significant Accounting Policies," certain elements of our accounting for compensation costs associated with share-based transactions will change upon adoption of ASC 2016-09. We will no longer account for these costs net of estimated award forfeitures. Instead, we will adjust compensation expense recognized to date in the event of canceled awards as they occur. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation will no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls will be included in our tax provision. We will also adjust our disclosures included within our Consolidated Statements of Cash Flows. Tax windfalls and shortfalls related to employee share-based compensation awards will be included within operating activities and cash paid to tax authorities for shares withheld will be included within financing activities. Although these changes will have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
The below table summarizes our performance-based and other share-based compensation expense for 2016, 2015 and 2014, in thousands:

	2016	2015	2014
Short-term incentive compensation	$20,516	$19,098	$20,404
Time-based awards (a)	7,847	7,874	6,734
Performance-based awards (a) (b)	12,812	5,340	8,947
Other share-based compensation	1,899	2,090	2,814
Total performance-based and other share-based compensation expense	$43,074	$34,402	$38,899

(a) For both 2016 and 2015, less than 2% of the aggregate expense associated with time-based and performance-based awards related to cash awards. All expense for 2014 relates to equity awards.
(b) Includes a charge of $3.0 million, $1.1 million and $4.8 million in 2016, 2015 and 2014, respectively, to increase the accrual rates under our LTCP driven by the Company's success toward achieving goals for the related cycles.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Income in the period in which the change was enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.
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
Between 2006 and 2016, we paid approximately $375.0 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $236.1 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.

During both 2016 and 2015, we estimated research and development credits that resulted in an approximately $2.1 million tax benefit, net of any unrecognized tax benefits, for each respective year. During 2016, we completed a study for certain domestic production activities for the periods from 2010 to 2015 and amended our United States federal income tax returns for the periods from 2011 through 2014 to claim deductions related to domestic production activities for those periods. After all periods were amended and the 2015 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the deductions in the amount of $23.6 million. Additionally, in 2016, we recognized a benefit after consideration of any unrecognized tax benefits of $8.3 million for the domestic production activities deduction for 2016.
During 2014, we completed research and development credit studies for the periods from 2010 to 2013 and amended our United States federal income tax returns for the periods from 2010 through 2012 to claim the research and development credit for those periods. After all periods were amended and the 2013 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the tax credits in the amount of $5.7 million. Additionally, in 2014, we recognized a benefit after consideration of any unrecognized tax benefits of $0.9 million for the estimated research and development credit for 2014. In addition, in 2014, we recorded $0.7 million of unrecognized tax benefits related to other matters.
New Accounting Guidance
Accounting Standards Update: Leases
In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2020. Early adoption is permitted. We are in the process of determining the effect the adoption will have on the Company's consolidated financial statements.
Accounting Standards Update: Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. As described in Note 2, "Summary of Significant Accounting Policies," certain elements of our accounting for compensation costs associated with share-based transactions will change upon adoption of ASC 2016-09. We will no longer account for these costs net of estimated award forfeitures. Instead, we will adjust expense recognized to date in the event of canceled awards as they occur. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation will no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls will be included in our tax provision. We will also adjust our disclosures included within our Consolidated Statements of Cash Flows. Tax windfalls and shortfalls related to employee share-based compensation awards will be included within operating activities and cash paid to tax authorities for shares withheld will be included within financing activities. Although these changes will have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
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
The Company does not intend to adopt the new guidance early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements. Although we have not finalized our evaluation of the impact this accounting guidance will have on our consolidated financial statements, we expect that revenue from both our fixed-fee and per-unit licensees will be impacted. Under the new standard, the Company may be required to recognize up to a substantial majority of the royalties under a fixed-fee license agreement upfront upon entry into the agreement, as opposed to recognizing the royalties on a quarterly basis over the term of the agreement, which has been our historical practice. This could impact the revenue recognition of all of our fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license, such as our patent license agreements with Apple and Samsung. In addition, under our existing policy, we recognize revenue from our per-unit royalty agreements one quarter in arrears from the period in which the underlying sales occurred. Upon adoption of the new accounting guidance, we will be required to record per-unit royalty revenue during the period in which the sales occurred based on estimates of our licensees’ sales, which will result in the recognition of an adjustment to true up revenue to the actual amounts reported by our licensees.
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
Cash, cash equivalents and short-term investments
At December 31, 2016 and December 31, 2015, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	December 31, 2016	December 31, 2015	Increase / (Decrease)
Cash and cash equivalents	$404,074	$510,207	$(106,133)
Short-term investments	548,687	423,501	125,186
Total cash and cash equivalents and short-term investments	$952,761	$933,708	$19,053
The increase in cash, cash equivalents and short-term investments was primarily attributable to $430.8 million of cash provided by operating activities. This increase was partially offset by the repayment of the $230.0 million aggregate principal amount of our 2.50% senior convertible notes (the “2016 Notes”) that became due in March 2016, share repurchases of $64.7 million, capitalized patent costs and patent acquisitions of $37.6 million and dividend payments of $31.1 million. Additionally, as discussed above, we acquired Hillcrest Labs in December 2016 for approximately $48.0 million in cash.
Cash flows from operations
We generated the following cash flows from our operating activities in 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015	Increase / (Decrease)
Cash flows provided by operating activities	$430,778	$114,499	$316,279
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $316.3 million was primarily attributable to an increase in cash receipts of $311.9 million. This increase in cash receipts was attributable to new agreements signed during 2016. The table below provides the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2016 and 2015 (in thousands).

	For the Year Ended December 31,
	2016	2015	Increase / (Decrease)
Cash Receipts:
Fixed-fee royalty payments (a)	$485,245	$136,084	$349,161
Current royalties (b)	158,899	223,270	(64,371)
Prepaid royalties (c)	70,495	38,226	32,269
Technology solutions	5,300	10,445	(5,145)
Total cash receipts	$719,939	$408,025	$311,914

Cash Outflows:
Cash operating expenses (d)	(153,955)	(169,954)	15,999
Income taxes paid (e)	(108,635)	(85,780)	(22,855)
Total cash outflows	(262,590)	(255,734)	(6,856)

Other working capital adjustments	(26,571)	(37,792)	11,221

Cash flows provided by operating activities	$430,778	$114,499	$316,279

(a) Fixed-fee royalty payments for the years ended December 31, 2016 and 2015 include $255.1 million and $1.1 million, respectively, of cash receipts recognized as past sales revenue.
(b) Current patent royalty payments for the year ended December 31, 2016 includes $7.8 million of cash receipts recognized as past sales revenue.
(c) Prepaid patent royalty payments for the years ended December 31, 2016 and 2015 include $37.3 million and $24.8 million, respectively, of cash receipts recognized as past sales revenue.
(d) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(e) Income taxes paid include foreign withholding taxes.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2016 and December 31, 2015 (in thousands) as follows:

	For the Year Ended December 31,
	2016	2015	Increase / (Decrease)
Current assets	$1,221,119	$1,010,967	$210,152
Less: current liabilities	425,480	399,973	25,507
Working capital	795,639	610,994	184,645
Subtract:
Cash and cash equivalents	404,074	510,207	(106,133)
Short-term investments	548,687	423,501	125,186
Add:
Current deferred revenue	360,192	106,229	253,963
Adjusted working capital	$203,070	$(216,485)	$419,555
The $419.6 million net increase in adjusted working capital in 2016 compared to 2015 is primarily attributable to the repayment of the 2016 Notes in first quarter 2016, which resulted in a $227.2 million decrease in current liabilities, as well as an increase in accounts receivable of $174.6 million primarily related to new agreements signed during the year. Additionally, prepaid and other current assets increased $16.5 million primarily due to the second quarter 2016 recognition of a $29.4 million discrete gross benefit within our tax provision related to tax refunds expected on amended returns associated with available deductions for certain domestic production activities
Cash used in or provided by investing and financing activities
We used net cash in investing activities of $219.0 million and $214.0 million, respectively, in 2016 and 2015. We purchased $125.6 million and $147.9 million, net of sales, of short-term marketable securities in 2016 and 2015, respectively. Investment costs associated with capitalized patent costs and acquisition of patent costs decreased to $37.6 million in 2016 from $49.8 million in 2015, primarily due to the inclusion in 2015 of a final payment of $20.0 million on a $45.0 million patent acquisition made in 2014. During fourth quarter 2016, we acquired Hillcrest Labs for $48.0 million as more fully discussed above. Additionally, long-term investments decreased by $10.6 million due to a decrease in strategic investment activity.
Net cash used in financing activities for 2016 was $317.9 million, a $499.0 million change from $181.1 million net cash generated in 2015. This change was primarily attributable to the $230.0 million repayment of the 2016 Notes in first quarter 2016 as compared to the $306.7 million in net proceeds from the issuance and sale of the 1.50% senior convertible notes due 2020 (the “2020 Notes”) in first quarter 2015. This change was partially offset by a $31.7 million decrease in repurchases of common stock in 2016 and $16.5 million of net costs for the bond hedge and warrant transactions entered into in first quarter 2015 in connection with the offering of the 2020 Notes
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2016 was approximately $621.2 million, an increase of $225.9 million from December 31, 2015. We have no material obligations associated with such deferred revenue. The increase in deferred revenue was primarily due to a gross increase in deferred revenue of $527.0 million primarily associated with $370.8 million collected from new fixed-fee agreements signed in 2016 and an additional $180.3 million due within twelve months, which were partially offset by $321.3 million of deferred revenue recognized. The deferred revenue recognized was comprised of $177.6 million of amortized fixed-fee royalty payments, $121.5 million of past patent royalties and $22.2 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements, we expect the amortization of fixed-fee royalty payments and the scheduled expiration of an agreement to reduce the December 31, 2016 deferred revenue balance of $621.2 million by $360.2 million over the next twelve months. Additional reductions to deferred revenue over the next twelve months will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
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

For more information on the 2020 Notes, see Note 6, “Obligations,” in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2020 Notes	$316,000	$—	$—	$316,000	$—
Contractual interest payments on the 2020 Notes	16,590	4,740	9,480	2,370	—
Operating lease obligations	20,516	4,389	6,473	4,225	5,429
Purchase obligations (a)	19,081	19,081	—	—	—
Total contractual obligations	$372,187	$28,210	$15,953	$322,595	$5,429

(a)
Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet at December 31, 2016 includes a $10.4 million noncurrent liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
RESULTS OF OPERATIONS
2016 Compared with 2015
Revenues
The following table compares 2016 revenues to 2015 revenues (in thousands):

	For the Year Ended December 31,
	2016	2015	(Decrease)/Increase
Per-unit royalty revenue	$168,050	$234,836	$(66,786)	(28)%
Fixed-fee amortized royalty revenue	177,614	131,837	45,777	35%
Current patent royalties (a)	345,664	366,673	(21,009)	(6)%
Past patent royalties (b)	309,696	65,814	243,882	371%
Total patent licensing royalties	655,360	432,487	222,873	52%
Current technology solutions revenue (a)	10,494	6,096	4,398	72%
Past technology solutions revenue (b)	—	2,852	(2,852)	(100)%
Total revenue	$665,854	$441,435	$224,419	51%

(a)     Recurring revenues consist of current patent royalties and current technology solutions revenue.
(b)      Past sales consist of past patent royalties and past technology solutions revenue. Pegatron's fourth quarter 2016 per-unit royalties are included in past patent royalties as a result of the new agreement signed with Apple during fourth quarter 2016.

The $224.4 million increase in total revenue was primarily attributable to the signing of our new patent license agreements with Huawei and Apple in third quarter and fourth quarter 2016, respectively, which drove a $243.9 million increase in past patent royalties, which was partially offset by a $16.6 million decrease in recurring revenue. Per-unit royalty revenue decreased $66.8 million as compared to 2015 primarily due to decreased shipments by Pegatron and our other Taiwan-based licensees and the inclusion in past patent royalties of Pegatron's fourth quarter 2016 per-unit royalties as a result of the new agreement signed with Apple. The decrease in per-unit royalty revenue was partially offset by a $45.8 million increase in fixed-fee amortized royalty revenue primarily related to the Huawei and Apple agreements.

    In 2016 and 2015, 78% and 61% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2016 and 2015, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2016	2015
Apple (a)	25%	—%
Huawei (b)	23%	—%
Pegatron (c)	20%	31%
Samsung	10%	16%
Sony (d)	< 10%	14%
(a) 2016 revenues include $141.4 million of past patent royalties.
(b) 2016 revenues include $121.5 million of past patent royalties.
(c) With the entry into the Apple PLA in fourth quarter 2016, we will no longer receive royalties under the 2008 Pegatron PLA for those products that Pegatron produces for Apple which are sold to or for Apple during the term of the Apple PLA. Additionally, we have recorded Pegatron's fourth quarter 2016 per-unit royalties within our past patent royalties as a result of the Apple agreement.
(d) 2015 revenues include $21.9 million of past patent royalties.

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)
Patent administration and licensing	$113,544	$120,401	$(6,857)	(6)%
Development	68,733	72,702	(3,969)	(5)%
Selling, general and administrative	46,271	39,783	6,488	16%
Total operating expenses	$228,548	$232,886	$(4,338)	(2)%
Operating expenses decreased 2% to $228.5 million in 2016 from $232.9 million in 2015. The $4.3 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

(Decrease)/ Increase
Intellectual property enforcement and non-patent litigation	$(16,140)
Commercial initiatives	(5,717)
Performance-based incentive compensation	9,275
Depreciation and amortization	4,806
Other	2,646
Personnel-related costs	792
Total decrease in operating expenses	$(4,338)
The $4.3 million decrease in operating expenses was primarily attributable to the $16.1 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions. The $5.7 million decrease in commercial initiatives expenses was primarily attributable to reduced spending on the development of commercial solutions and on-going efforts to optimize our cost structure. These decreases were partially offset by an increase in performance-based incentive compensation of $9.3 million due to higher accrual rates associated with our short and long-term performance-based compensation plans, following new agreements signed during the year. The $4.8 million increase in depreciation and amortization was primarily attributable to the growth in our patent portfolio driven by both internal patent generation and patent acquisitions in recent years. Personnel-related costs increased $0.8 million primarily due to severance and related expenses associated with ongoing efforts to optimize our cost structure.
Patent administration and licensing expense:  The $6.9 million decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement and non-patent litigation. This decrease was partially offset by increases in patent amortization expense and performance-based incentive compensation as discussed above.
Development expense:  The $4.0 million decrease in development expense primarily resulted from the above-noted decrease in commercial initiatives expenses. This decrease was partially offset by increased performance-based incentive compensation as discussed above.
Selling, general and administrative expense:  The $6.5 million increase in selling, general and administrative expense primarily resulted from the above-noted increase in performance-based incentive compensation. This increase was partially offset by decreased spending related to corporate branding and strategy-related initiatives.
Other (Expense) Income
The following table compares 2016 other (expense) income to 2015 other (expense) income (in thousands):

	For the Year Ended December 31,
	2016	2015	(Decrease)/Increase
Interest expense	$(21,126)	$(30,417)	$9,291	(31)%
Interest and investment income	3,748	3,858	(110)	(3)%
Other (a)	2,343	(975)	3,318	(340)%
	$(15,035)	$(27,534)	$12,499	(45)%

(a) Includes other-than-temporary impairments.
In 2016, other expense was $15.0 million as compared to other expense of $27.5 million in 2015. The change in total other expense was primarily due to lower interest expense as a result of the repayment of the $230.0 million aggregate principal amount of the 2016 Notes in first quarter 2016 and the increase in other income primarily related to the gain recognized related to the sale of our King of Prussia facility.
Income Taxes
In 2016, our effective tax rate was approximately 27.7% as compared to 35.7% in 2015, based on the statutory federal tax rate net of discrete federal and state taxes. The decrease in the effective tax rate was primarily attributable to the 2016 net benefit received from domestic production activities deductions covering the current year and the periods 2011 through 2015. The inclusion of additional periods in 2016 reduced the 2016 effective tax rate by 5.6%.
2015 Compared with 2014

Revenues
The following table compares 2015 revenues to 2014 revenues (in thousands):

	For the Year Ended December 31,
	2015	2014	Increase/ (Decrease)
Per-unit royalty revenue	$234,836	$157,250	$77,586	49%
Fixed-fee amortized royalty revenue	131,837	121,903	9,934	8%
Current patent royalties (a)	366,673	279,153	87,520	31%
Past patent royalties (b)	65,814	124,236	(58,422)	(47)%
Total patent licensing royalties	432,487	403,389	29,098	7%
Patent sales	—	1,999	(1,999)	100%
Current technology solutions revenue (a)	6,096	9,633	(3,537)	(37)%
Past technology solutions revenue (b)	2,852	800	2,052	257%
Total revenue	$441,435	$415,821	$25,614	6%
(a)     Recurring revenues consist of current patent royalties and current technology solutions revenue.
(b)     Past sales consist of past patent royalties and past technology solutions revenue.
The $25.6 million increase in total revenue was primarily attributable to the $87.5 million increase in current patent royalties. The increase of per-unit royalty revenue of $77.6 million was primarily related to increased shipments by Pegatron and other Taiwan-based licensees. The $9.9 million increase in fixed-fee amortized royalty revenue was primarily attributable to new patent license agreements signed during second quarter 2014. The increase in total revenue was also partially attributable to an increase in past technology solutions revenue of $2.1 million related to a settlement agreement signed during 2015. These increases were partially offset by a decrease of $58.4 million in past patent royalties. The decrease in past sales was primarily related to three new patent license agreements signed during second quarter 2014, partially offset by past sales in 2015 attributable to new agreements signed in 2015. Additionally, current technology solutions revenue decreased by $3.5 million primarily due to decreased shipments of covered products by one of our technology solutions customers. Patent sales decreased by $2.0 million due to the absence of any patent sales in 2015.

In 2015 and 2014, 61% and 51% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2015 and 2014, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2015	2014
Pegatron	31%	18%
Samsung (a)	16%	33%
Sony (b)	14%	< 10%

(a) 2014 revenues include $86.3 million of past patent royalties.
(b) 2015 revenues include $21.9 million of past patent royalties.

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
Operating expenses decreased 6% to $232.9 million in 2015 from $246.9 million in 2014. The $14.0 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

Increase/ (Decrease)
Intellectual property enforcement	$(19,572)
Performance-based incentive compensation	(4,165)
Consulting services	(1,022)
Cost of patent sales	(700)
Personnel-related costs	(634)
Bad debt expense	(392)
Other	(86)
Depreciation and amortization	5,675
Commercial initiatives	6,921
Total decrease in operating expenses	$(13,975)
The $14.0 million decrease in operating expenses was primarily attributable to the $19.6 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with the USITC actions, which was partially offset by costs associated with licensee arbitrations. The $4.2 million decrease in performance-based incentive compensation, including both short-term and long-term compensation, was primarily attributable to higher accrual rate true-ups in 2014 as a result of new license agreements signed during 2014. The $1.0 million decrease in consulting services primarily resulted from a reduction in the use of external resources for research and development projects. The $0.7 million decrease in cost of patent sales was due to the absence of patent sales in 2015. Personnel-related costs decreased $0.6 million primarily due to a prior year adjustment related to payroll taxes and employment level tax credits, primarily as a result of an ongoing audit. Bad debt expense decreased $0.4 million as a result of the settlement agreement with a technology solutions customer signed during 2015. The $5.7 million increase in depreciation and amortization was primarily due to patent acquisitions made during 2015 and 2014, along with the organic annual growth of our patent portfolio. The $6.9 million increase in commercial initiatives expense was attributable to activities to commercialize IoT and next generation networks technologies.
Patent administration and licensing expense:  The $13.4 million decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in intellectual property enforcement and performance-based incentive compensation, partially offset by increases in patent amortization and patent maintenance and evaluation costs primarily related to the increased growth of the patent portfolio due to patents acquired pursuant to the new agreements signed during 2015.
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
Other (Expense) Income

    The following table compares 2015 other (expense) income to 2014 other (expense) income (in thousands):

	For the Year Ended December 31,
	2015	2014	(Decrease)/Increase
Interest expense	$(30,417)	$(16,084)	$(14,333)	89%
Other (a)	(975)	(747)	(228)	31%
Interest and investment income	3,858	1,399	2,459	176%
	$(27,534)	$(15,432)	$(12,102)	78%

(a) Includes other-than-temporary impairments.
The change in other expenses is primarily driven by the increase in interest expense resulting from the 2020 Notes issued during first quarter 2015, partially offset by $1.8 million of interest income related to a settlement agreement with a technology solutions customer.
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
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information in “Part I, Item 1. Business” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “future,” “target,” “goal,” “trend,” “seek to,” “will continue,” “predict,” “likely,” “in the event,” variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:
(i) Our objective to continue to be a leading designer and developer of technology solutions and innovation for the mobile industry and to monetize those solutions and innovations through a combination of licensing, sales and other revenue opportunities;
(ii) Our plans for executing on our business strategy, including our plans to develop and source innovative technologies related to wireless, establish and grow our patent-based revenue, pursue commercial opportunities for our advanced platforms and solutions, and maintain a collaborative relationship with key industry players and worldwide standards bodies;
(iii) Our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe may become essential to 5G standards that are under development;
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
(xii) Our expectation that, as a result of our entry into fixed-fee patent license agreements with Huawei and Apple during 2016, our fixed-fee royalties will be a larger percentage of our recurring revenue in 2017;
(xiii) Our expectation that we will continue to pay a quarterly cash dividend on our common stock comparable to our quarterly $0.30 per share cash dividend in the future;
(xiv) Our belief that intellectual property enforcement costs will likely continue to be a significant expense for us in the future;
(xv) Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;
(xvi) Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial statements or results of operations;
(xvii) Our expectation that revenue from both our fixed-fee and per-unit licensees will be impacted by the new revenue recognition guidance that becomes effective for the Company in 2018;
(xviii) Our expectations with regard to any current tax audits;
(xix) Our expectation that the amortization of fixed-fee royalty payments and scheduled expiration of an agreement will reduce our deferred revenue balance over the next twelve months;
(xx) Our expectation that after receiving the remaining patents to be transferred from Huawei by June 30, 2017, we will recognize additional past sales and current patent royalties associated with such patents; and
(xxi) The expected timing, outcome and impact of our various litigation, arbitration and administrative matters.
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
(xii) the final outcome of our evaluation of the new revenue recognition accounting guidance and the resulting impact on our consolidated financial statements once the guidance is adopted in 2018;
(xiii) the timing and/or outcome of any state or federal tax examinations or audits, changes in tax laws and the resulting impact on our tax assets and liabilities;
(xiv) the effects of any dispositions, acquisitions or other strategic transactions by the Company;
(xv) decreased liquidity in the capital markets; and
(xvi) unanticipated increases in our cash needs or decreases in available cash.
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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $952.8 million at December 31, 2016. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2016. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2017	2018	2019	2020	2020	Thereafter	Total
Money market and demand accounts	$404,074	$—	$—	$—	$—	$—	$404,074
Short-term investments	$404,751	$118,511	$25,425	$—	$—	$—	$548,687
Average Interest rate	0.7%	1.4%	1.3%	—%	—%	—%	0.8%

Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2016, we had approximately $404.1 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2006 and 2016, we paid approximately $375.0 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are classified as available-for-sale with a fair value of $548.7 million as of December 31, 2016.
Equity Risk — We are exposed to changes in the market-traded price of our common stock as it influences the calculation of earnings per share. In connection with the offering of the 2020 Notes, we entered into convertible note hedge transactions with option counterparties. We also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders' equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the 2020 Notes. The warrants along with any shares issuable upon conversion of the 2020 Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or convertible 2020 Notes, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Annual Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2017

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2016	DECEMBER 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$404,074	$510,207
Short-term investments	548,687	423,501
Accounts receivable	228,464	53,868
Prepaid and other current assets	39,894	23,391
Total current assets	1,221,119	1,010,967
PROPERTY AND EQUIPMENT, NET	12,626	12,148
PATENTS, NET	310,768	277,579
DEFERRED TAX ASSETS	149,532	160,572
OTHER NON-CURRENT ASSETS	33,808	13,219
	506,734	463,518
TOTAL ASSETS	$1,727,853	$1,474,485
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$227,174
Accounts payable	14,050	19,002
Accrued compensation and related expenses	22,065	26,013
Deferred revenue	360,192	106,229
Taxes payable	10,660	1,405
Dividend payable	10,290	7,068
Other accrued expenses	8,223	13,082
Total current liabilities	425,480	399,973
LONG-TERM DEBT	272,021	259,595
LONG-TERM DEFERRED REVENUE	261,013	289,039
OTHER LONG-TERM LIABILITIES	14,971	3,983

TOTAL LIABILITIES	973,485	952,590

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,318 and 70,130 shares issued and 34,298 and 35,414 shares outstanding	703	701
Additional paid-in capital	683,549	663,073
Retained earnings	1,120,766	847,033
Accumulated other comprehensive loss	(514)	(178)
	1,804,504	1,510,629
Treasury stock, 36,020 and 34,716 shares of common held at cost	1,064,795	1,000,110
Total InterDigital, Inc. shareholders’ equity	739,709	510,519
Noncontrolling interest	14,659	11,376
Total equity	754,368	521,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,727,853	$1,474,485

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2016	2015	2014
REVENUES:
Patent licensing royalties	$655,360	$432,488	$403,389
Patent sales	—	—	1,999
Technology solutions	10,494	8,947	10,433
Total Revenue	665,854	441,435	415,821
OPERATING EXPENSES:
Patent administration and licensing	113,544	120,401	133,808
Development	68,733	72,702	75,300
Selling, general and administrative	46,271	39,783	37,753
Total Operating Expenses	228,548	232,886	246,861
Income from operations	437,306	208,549	168,960
OTHER EXPENSE (NET)	(15,035)	(27,534)	(15,432)
Income before income taxes	422,271	181,015	153,528
INCOME TAX PROVISION	(116,791)	(64,621)	(52,108)
NET INCOME	$305,480	$116,394	$101,420
Net loss attributable to noncontrolling interest	(3,521)	(2,831)	(2,922)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$309,001	$119,225	$104,342
NET INCOME PER COMMON SHARE — BASIC	$8.95	$3.31	$2.65
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,526	36,048	39,420
NET INCOME PER COMMON SHARE — DILUTED	$8.78	$3.27	$2.62
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,189	36,463	39,879
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$0.80	$0.70

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$305,480	$116,394	$101,420
Unrealized (loss) gain investments, net of tax	(336)	(296)	12
Other-than-temporary impairment losses related to available for sale securities, net of income taxes of $0, $0, $65	—	—	120
Comprehensive income	$305,144	$116,098	$101,552
Comprehensive loss attributable to noncontrolling interest	(3,521)	(2,831)	(2,922)
Total comprehensive income attributable to InterDigital, Inc.	$308,665	$118,929	$104,474

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2013	69,614	$696	$598,325	$680,718	$(14)	29,326	$(751,075)	$5,170	$533,820
Net income attributable to InterDigital, Inc.	—	—	—	104,342	—	—	—	—	104,342
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	5,101	5,101
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,922)	(2,922)
Net change in unrealized gain on short-term investments	—	—	—	—	132	—	—	—	132
Dividends Declared	—	—	857	(28,010)	—	—	—	—	(27,153)
Exercise of Common Stock options	21	—	402	—	—	—	—	—	402
Issuance of Common Stock, net	165	2	(2,740)	—	—	—	—	—	(2,738)
Tax benefit from exercise of stock options	—	—	(1,176)	—	—	—	—	—	(1,176)
Amortization of unearned compensation	—	—	18,494	—	—	—	—	—	18,494
Repurchase of Common Stock	—	—	—	—	—	3,554	(152,625)	—	(152,625)
BALANCE, DECEMBER 31, 2014	69,800	$698	$614,162	$757,050	$118	32,880	$(903,700)	$7,349	$475,677
Net income attributable to InterDigital, Inc.	—	—	—	119,225	—	—	—	—	119,225
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	9,358	9,358
Distribution preference	—	—	—	—	—	—	—	(2,500)	(2,500)
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,831)	(2,831)
Net change in unrealized gain on short-term investments	—	—	—	—	(296)	—	—	—	(296)
Dividends Declared	—	—	694	(29,242)	—	—	—	—	(28,548)
Exercise of Common Stock options	5	—	46	—	—	—	—	—	46
Issuance of Common Stock, net	325	3	(9,849)	—	—	—	—	—	(9,846)
Tax benefit from exercise of stock options	—	—	2,457	—	—	—	—	—	2,457
Amortization of unearned compensation	—	—	15,139	—	—	—	—	—	15,139
Repurchase of Common Stock	—	—	—	—	—	1,836	(96,410)	—	(96,410)
Equity Component of Debt, net of tax	—	—	38,567	—	—	—	—	—	38,567
Convertible note hedge transactions, net of tax	—	—	(38,594)	—	—	—	—	—	(38,594)
Warrant transactions	—	—	42,881	—	—	—	—	—	42,881
Deferred financing costs allocated to equity	—	—	(2,430)	—	—	—	—	—	(2,430)
BALANCE, DECEMBER 31, 2015	70,130	$701	$663,073	$847,033	$(178)	34,716	$(1,000,110)	$11,376	$521,895
Net income attributable to InterDigital, Inc.	—	—	—	309,001	—	—	—	—	309,001
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	6,804	6,804
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(3,521)	(3,521)
Net change in unrealized gain on short-term investments	—	—	—	—	(336)	—	—	—	(336)
Dividends Declared	—	—	907	(35,268)	—	—	—	—	(34,361)
Exercise of Common Stock options and warrants	51	1	485	—	—	—	—	—	486
Issuance of Common Stock, net	137	1	(3,381)	—	—	—	—	—	(3,380)
Tax benefit from exercise of stock options	—	—	625	—	—	—	—	—	625
Amortization of unearned compensation	—	—	21,840	—	—	—	—	—	21,840
Repurchase of Common Stock	—	—	—	—	—	1,304	(64,685)	—	(64,685)
BALANCE, DECEMBER 31, 2016	70,318	$703	$683,549	$1,120,766	$(514)	36,020	$(1,064,795)	$14,659	$754,368

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$305,480	$116,394	$101,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,753	47,793	42,246
Amortization of deferred financing fees and accretion of debt discount	15,252	20,869	10,325
Deferred revenue recognized	(321,313)	(163,354)	(163,139)
Increase in deferred revenue	527,034	113,962	272,885
Deferred income taxes	13,261	(34,770)	(62,979)
Tax benefit from share-based compensation	—	—	(1,176)
Share-based compensation	21,840	15,139	18,494
Impairment of investments	182	198	559
Non-cash cost of patent sales	—	—	700
Gain on disposal of assets	(3,351)	—	—
Other	(214)	238	572
Decrease (Increase) in assets:
Receivables	(169,927)	(2,166)	26,128
Deferred charges and other assets	(15,222)	8,489	6,156
(Decrease) Increase in liabilities:
Accounts payable	(5,564)	2,503	(10,396)
Accrued compensation and other expenses	1,774	(12,297)	5,853
Accrued taxes payable and other tax contingencies	8,793	1,501	(5,635)
Net cash provided by operating activities	430,778	114,499	242,013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(560,075)	(643,087)	(438,157)
Sales of short-term investments	434,510	495,201	363,175
Purchases of property and equipment	(5,882)	(3,700)	(7,095)
Capitalized patent costs	(32,658)	(29,766)	(31,932)
Acquisition of patents	(4,900)	(20,000)	(26,300)
Acquisition of business, net of cash acquired	(48,000)	—	—
Long-term investments	(2,000)	(12,623)	—
Net cash used in investing activities	(219,005)	(213,975)	(140,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	485	46	402
Proceeds from issuance of senior convertible notes	—	316,000	—
Payments on long-term debt	(230,000)	—	—
Proceeds from other financing activities	—	4,500	—
Purchase of convertible bond hedge	—	(59,376)	—
Proceeds from issuance of warrants	—	42,881	—
Payments of debt issuance costs	—	(9,403)	—
Proceeds from non-controlling interests	6,804	9,358	5,101
Dividends paid	(31,135)	(28,937)	(23,729)
Tax benefit from share-based compensation	625	2,457	—
Repurchase of common stock	(64,685)	(96,410)	(152,625)
Net cash (used in) provided by financing activities	(317,906)	181,116	(170,851)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,133)	81,640	(69,147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	510,207	428,567	497,714
CASH AND CASH EQUIVALENTS, END OF PERIOD	$404,074	$510,207	$428,567
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	7,615	7,988	5,750
Income taxes paid, including foreign withholding taxes	108,635	85,780	114,876
Non-cash investing and financing activities:
Dividend payable	10,290	7,068	7,456
Non-cash acquisition of patents	7,900	24,123	19,250
Accrued capitalized patent costs and acquisition of patents	(146)	18,155	20,546
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1.	BACKGROUND
InterDigital designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, we have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks. We are a leading contributor of innovation to the wireless communications industry.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include all of our accounts and all entities in which we have a controlling interest and/or are required to be consolidated in accordance with the Generally Accepted Accounting Principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and cash equivalents at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Money market and demand accounts	$404,074	$333,671
Commercial paper	—	176,536
	$404,074	$510,207
Short-Term Investments
At December 31, 2016 and 2015, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. During both 2016 and 2015, we recorded other-than-temporary impairments of approximately $0.2 million. These amounts were included within the realized losses for these periods shown in the table below. Net unrealized loss on short-term investments was $0.3 million at each of December 31,

2016 and 2015. Net unrealized gain on short-term investments was $0.1 million at December 31, 2014. Realized gains and losses for 2016, 2015 and 2014 were as follows (in thousands):

Year	Gains	Losses	Net
2016	$1	$(210)	$(209)
2015	$—	$(309)	$(309)
2014	$48	$(681)	$(633)
Short-term investments as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Commercial paper	$113,490	$200,811
U.S. government agency instruments	224,330	183,950
Corporate bonds and asset backed securities	210,867	38,740
	$548,687	$423,501
At December 31, 2016 and 2015, $404.8 million and $373.7 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities primarily within two to five years.
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At December 31, 2016 and 2015, four licensees comprised 91% and 97%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
Fair Value Measurements
We use various valuation techniques and assumptions when measuring the fair value of our assets and liabilities. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. This guidance established a hierarchy that prioritizes fair value measurements based on the types of input used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2016 and December 31, 2015 (in thousands):

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$404,074	$—	$—	$404,074
Commercial paper	—	113,490	—	113,490
U.S. government securities	—	224,330	—	224,330
Corporate bonds, asset backed and other securities	—	210,867	—	210,867
	$404,074	$548,687	$—	$952,761
_______________

(a)	Included within cash and cash equivalents.

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$333,671	$—	$—	$333,671
Commercial paper (b)	—	377,347	—	377,347
U.S. government securities	—	183,950	—	183,950
Corporate bonds and asset backed securities	183	38,557	—	38,740
	$333,854	$599,854	$—	$933,708
_______________

(a)	Included within cash and cash equivalents.

(b)	Includes $176.5 million of commercial paper that is included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's long-term debt reported in the Condensed Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 are as follows (in thousands):

	December 31, 2016			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$272,021	$428,575	$546,000	$486,769	$533,203
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 6 "Obligations") was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
As discussed in Note 3, "Significant Agreements," we acquired patents associated with a patent license agreement signed during third quarter 2016. We have recorded these patents based on their total estimated fair value of $7.9 million and will amortize them over their estimated useful lives. We estimated the fair value of the patents in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction.

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
During 2016, we made an investment in one entity for $2.0 million, and during 2015, we made investments in two separate entities for an aggregate total of $12.6 million. Due to the fact that we do not have significant influence over any of these entities, we are accounting for these investments using the cost method of accounting. The carrying value of these investments as of December 31, 2016 and 2015 was $14.6 million and $12.6 million, respectively.
Intangible Assets
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
At December 31, 2016 and 2015, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2016	2015
Weighted average estimated useful life (years)	9.9	9.9
Gross patents	$593,309	$511,503
Accumulated amortization	(282,541)	(233,924)
Patents, net	$310,768	$277,579
Amortization expense related to capitalized patent costs was $48.6 million, $44.0 million and $38.4 million in 2016, 2015 and 2014, respectively. These amounts are recorded within the Patent administration and licensing line of our Consolidated Statements of Income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2016 is as follows (in thousands):

2017	$52,127
2018	46,855
2019	43,993
2020	39,205
2021	34,642
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. We review impairment of goodwill annually in the fourth quarter. We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we need not perform the two-step impairment test.
If based on the qualitative assessment we believe it is more likely than not that the fair value of our reporting units is less than its carrying value, a two-step goodwill impairment test is required to be performed. The first step requires us to compare the fair value of each reporting unit to its carrying value including allocated goodwill. We determine the fair value of our reporting units using an equal weighting of the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of our equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.

The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit with the carrying value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of the reporting unit over its implied fair value. Determining the fair value of a reporting unit is subjective in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.
The Company acquired goodwill during 2016 as a result of the acquisition of Hillcrest Labs. Refer to Note 15, "Business Combinations," for more information regarding this transaction. Due to the timing of the transaction, no impairment test was necessary during 2016.
The changes to the carrying value of goodwill from January 1, 2016 through December 31, 2016 are reflected below (in thousands):

	Amount
December 31, 2015	$—
Goodwill acquired through the acquisition of Hillcrest Labs	16,172
December 31, 2016	$16,172	(a)

(a) This amount is included in "Other Non-Current Assets" on the Consolidated Balance Sheets.
Other Intangible Assets
We capitalize the cost of technology solutions and platforms we acquire or license from third parties when they have a future benefit and the development of these solutions and platforms is substantially complete at the time they are acquired or licensed.
Intangible assets consist of acquired patents, existing technology, and trade names. Refer to the above Patents section for more information on acquired patents and existing technology. Our intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 9 to 10 years. We make judgments about the recoverability of purchased finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.
Intangible assets excluding patents consisted of the following (in thousands):

		December 31, 2016				December 31, 2015
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net		Gross Assets	Accumulated Amortization	Net
Trade Names	9	$600	$—	$600		$—	$—	$—
Customer Relationships	10	1,700	—	1,700		—	—	—
		$2,300	$—	$2,300	(a)	$—	$—	$—

(a) These amounts are included in "Other Non-Current Assets" on the Consolidated Balance Sheets.
Due to the timing of the Hillcrest Labs acquisition, no amortization expense was recorded during 2016 related to the intangible assets reflected in the above table. Estimated future amortization expense of these intangible assets is as follows (in thousands):

2017	$237
2018	237
2019	237
2020	237
2021	237
Thereafter	1,115
$2,300
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements and settlement of intellectual property enforcement. For agreements entered into or materially modified prior to 2011, due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements has often been recognized over the performance period. Since January 2011, all new or materially modified agreements have been accounted for under the Financial Accounting Standards Board ("FASB") revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has standalone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.
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
As discussed in more detail below under “New Accounting Guidance," the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance, and will be effective for the Company in 2018. Under the new standard, the Company may be required to recognize up to a substantial majority of the royalties under a fixed-fee license agreement upfront upon entry into the agreement, as opposed to recognizing the royalties on a quarterly basis over the term of the agreement, which has been the historical practice of many licensing companies, including InterDigital.  For InterDigital, this could impact the revenue recognition of all of its existing fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license, such as our patent license agreements with Apple and Samsung. In addition, our current practice, which is shared by many licensing companies and discussed in further detail under "Current Royalty Payments" below, of reporting revenues from per-unit royalty-based agreements one quarter in arrears would no longer be accepted, and instead we will be expected to estimate royalty-based revenues each quarter. Upon adoption of the new guidance, we will update our revenue recognition policies accordingly.
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
Technology Solutions
Technology solutions revenue consists primarily of revenue from royalty payments. We recognize revenue from royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements. Technology solutions revenues also consist of revenues from software licenses, engineering services and product sales. Software license revenues are recognized in accordance with the original and revised guidance for software revenue recognition. When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance for construction-type and certain production-type contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.
We recognize revenues associated with engineering service arrangements that are outside the scope of the accounting guidance for construction-type and certain production-type contracts on a straight-line basis, unless evidence suggests that the revenue is earned in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. In such cases we often recognize revenue using proportional performance and measure the progress of our performance based on the relationship between incurred labor hours and total estimated labor hours or other measures of progress, if available. Our most significant cost has been labor and we believe both labor hours and labor cost provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period in which such changes are determined. We recognize revenues associated with product sales in the period in which the sales of the underlying units occur.
Deferred Charges
From time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense related to both prepayments and fixed-fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In each of 2016, 2015 and 2014, we paid cash commissions of less than $0.3 million.
Incremental direct costs incurred related to an acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. There were no direct contract origination costs incurred during 2016, 2015 or 2014.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2020 Notes, discussed in detail within Note 6, Obligations, we incurred directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. The debt issuance costs allocated to the liability component of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. There were no debt issuance costs incurred in 2016 or 2014.
Deferred charges are recorded in our Consolidated Balance Sheets within the following captions (in thousands):

	December 31,
	2016	2015
Prepaid and other current assets
Deferred commission expense	$187	$245
Other non-current assets
Deferred commission expense	181	196
Long-term debt (including current portion of long-term debt)
Deferred financing costs	4,401	6,117
Commission expense was approximately $0.4 million, $0.6 million and $0.4 million in 2016, 2015 and 2014, respectively. Commission expense is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred contract origination expense recognized in 2016, 2015 and 2014 was less than $0.1 million in each period and is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred financing expense was $1.7 million, $2.5 million and $1.3 million in 2016, 2015 and 2014, respectively. Deferred financing expense is included within the Other Expense (Net) line of our Consolidated Statements of Income.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any capitalized software costs related to research and development in any period presented. Research, development and other related costs were approximately $68.7 million, $72.7 million and $75.3 million in 2016, 2015 and 2014, respectively.

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
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued, net of any estimated award forfeitures. This requires us to make subjective assumptions around the value of the equity at the time of issuance and the expected forfeiture rates, which in both cases are generally based on historical experience. At December 31, 2016, 2015 and 2014, we estimated the forfeiture rates for outstanding RSUs to be between approximately 0% and 25% over their lives of one to three years, depending upon the type of grant and the specific terms of the award issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards are based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term. In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance.
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We recorded approximately $0.2 million of long-lived asset impairments in 2015. We did not have any long-lived asset impairments in 2016 or 2014.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Income in the period in which the change was enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.
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
Between 2006 and 2016, we paid approximately $375.0 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $236.1 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.
During both 2016 and 2015, we estimated research and development credits that resulted in an approximately $2.1 million tax benefit, net of any unrecognized tax benefits, for each respective year. During 2016, we completed a study for certain domestic production activities for the periods from 2010 to 2015 and amended our United States federal income tax returns for the periods from 2011 through 2014 to claim deductions related to domestic production activities for those periods. After all periods were amended and the 2015 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the deductions in the amount of $23.6 million. Additionally, in 2016, we recognized a benefit after consideration of any unrecognized tax benefits of $8.3 million for the domestic production activities deduction for 2016.
During 2014, we completed research and development credit studies for the periods from 2010 to 2013 and amended our United States federal income tax returns for the periods from 2010 through 2012 to claim the research and development credit for those periods. After all periods were amended and the 2013 federal income tax return was filed, we recognized a net benefit after consideration of any unrecognized tax benefits from the tax credits in the amount of $5.7 million. Additionally, in 2014, we recognized a benefit after consideration of any unrecognized tax benefits of $0.9 million for the estimated research and development credit for 2014. In addition, in 2014, we recorded $0.7 million of unrecognized tax benefits related to other matters.
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

	For the Year Ended December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$309,001	$309,001	$119,225	$119,225	$104,342	$104,342
Denominator:
Weighted-average shares outstanding: Basic	34,526	34,526	36,048	36,048	39,420	39,420
Dilutive effect of stock options, RSUs and convertible securities		663		415		459
Weighted-average shares outstanding: Diluted		35,189		36,463		39,879
Earnings Per Share:
Net income: Basic	$8.95	8.95	$3.31	3.31	$2.65	2.65
Dilutive effect of stock options, RSUs and convertible securities		(0.17)		(0.04)		(0.03)
Net income: Diluted		$8.78		$3.27		$2.62

Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was less than the average market price of our common stock for the years ended December 31, 2016, 2015 and 2014, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Restricted stock units and stock options	110	211	75
Convertible securities	4,366	7,656	4,130
Warrants	6,534	7,656	4,130
Total	11,010	15,523	8,335
New Accounting Guidance
Accounting Standards Update: Leases
In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2020. Early adoption is permitted. We are in the process of determining the effect the adoption will have on the Company's consolidated financial statements.
Accounting Standards Update: Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. Certain elements of our accounting for compensation costs associated with share-based transactions will change upon adoption of ASC 2016-09. We will no longer account for these costs net of estimated award forfeitures. Instead, we will adjust expense recognized to date in the event of canceled awards as they occur. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation will no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls will be included in our tax provision. We will also adjust our disclosures included within our Consolidated Statements of Cash Flows. Tax windfalls and shortfalls related to employee share-based compensation awards will be included within operating activities and cash paid to tax authorities for shares withheld will be included within financing activities. Although these changes will have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
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
The Company does not intend to adopt the new guidance early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements. Although we have not finalized our evaluation of the impact this accounting guidance will have on our consolidated financial statements, we expect that revenue from both our fixed-fee and per-unit licensees will be impacted. Under the new standard, the Company may be required to recognize up to a substantial majority of the royalties under a fixed-fee license agreement upfront upon entry into the agreement, as opposed to recognizing the royalties on a quarterly basis over the term of the agreement, which has been our historical practice. This could impact the revenue recognition of all of our fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license, such as our patent license agreements with Apple and Samsung. In addition, under our existing policy, we recognize revenue from our per-unit royalty agreements one quarter in arrears from the period in which the underlying sales occurred. Upon adoption of the new accounting guidance, we will be required to record per-unit royalty revenue during the period in which the sales occurred based on estimates of our licensees’ sales, which will result in the recognition of an adjustment to true up revenue to the actual amounts reported by our licensees.

3.	SIGNIFICANT AGREEMENTS
During third quarter 2016, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Huawei. The agreement covers sales of Huawei and its affiliates' 3G and 4G terminal unit products and sets forth cash payments to InterDigital and a process for the transfer of patents from Huawei to InterDigital. In addition, the companies have agreed to a framework for discussions regarding joint research and development efforts. As a result of the agreement, the companies settled all proceedings related to their arbitration initiated in 2014. Our agreement with Huawei is a multiple-element arrangement for accounting purposes. We recognized $154.8 million of revenue under this patent license agreement during 2016, including $121.5 million of past sales. We will recognize future revenue under the agreement on a straight-line basis over its term. A portion of the consideration for the agreement was in the form of patents from Huawei. We have received half of the patents as of December 31, 2016, and we will receive the remaining patents by June 30, 2017. Of the $154.8 million of revenue recognized under the agreement to date, 95% related to cash receipts and 5% related to the patents transferred to date. We have deferred recognition of revenue related to the patents yet to be transferred, as their value will not be determinable until the completion of the transfer process. At the completion of the transfer process, we expect to recognize additional past sales and current patent royalties associated with these patents. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
During fourth quarter 2016, we entered into a multi-year, royalty-bearing, worldwide and non-exclusive license agreement with Apple. The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G and future generation cellular and wireless-enabled products. The agreement gives Apple the right to terminate certain rights and obligations under the license for the period after September 30, 2021, but has the potential to provide a license to Apple for a total of up to six years. Our agreement with Apple is a multiple-element arrangement for accounting purposes. We recognized $169.3 million of revenue under this patent license agreement during 2016, including $141.4 million of past sales. We will recognize future revenue under the agreement on a straight-line basis over its term.
Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," we identified each element of each arrangement, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the models requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transactions.
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
We have one reportable segment. During 2016, 2015 and 2014, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
United States	$199,928	$65,703	$53,163
Taiwan (a)	185,645	218,584	115,955
China	154,767	2,768	800
South Korea	69,000	69,000	144,398
Japan	27,685	53,775	52,194
Canada	10,719	13,151	15,422
Sweden	6,934	6,934	24,530
Germany	6,463	6,712	5,293
Other Europe	4,713	4,807	4,064
Other Asia	—	1	2
Total	$665,854	$441,435	$415,821

(a) We are the subject of an investigation by the Taiwan Fair Trade Commission.  See Note 8, “Litigation and Legal Proceedings,” in these Notes to Consolidated Financial Statements.
During 2016, 2015 and 2014, the following licensees or customers accounted for 10% or more of total revenues:

	2016	2015	2014
Apple (a)	25%	—%	—%
Huawei (b)	23%	—%	—%
Pegatron	20%	31%	18%
Samsung (c)	10%	16%	33%
Sony (d)	< 10%	14%	< 10%

(a) 2016 revenues include $141.4 million of past patent royalties.
(b) 2016 revenues include $121.5 million of past patent royalties.
(c) 2014 revenues include $86.3 million of past patent royalties.
(d) 2015 revenues include $21.9 million of past patent royalties.
At December 31, 2016, 2015 and 2014, we held $287.2 million, $289.7 million and $278.1 million, respectively, of our property and equipment and patents in the United States net of accumulated depreciation and amortization, or nearly 100% of our property and equipment and 100% of our patents. At each of December 31, 2016, 2015 and 2014, we held less than $0.3 million of property and equipment, net of accumulated depreciation, collectively, in Canada, the United Kingdom and South Korea.
5.    PROPERTY AND EQUIPMENT

	December 31,
	2016	2015
Computer equipment and software	$18,480	$30,066
Engineering and test equipment	3,767	12,321
Building and improvements	3,576	11,356
Leasehold improvements	9,692	7,544
Furniture and fixtures	1,247	1,513
Land	—	695
Property and equipment, gross	36,762	63,495
Less: accumulated depreciation	(24,136)	(51,347)
Property and equipment, net	$12,626	$12,148

Depreciation expense was $4.1 million, $3.8 million and $3.9 million in 2016, 2015 and 2014, respectively. Depreciation expense included depreciation of computer software costs of $1.0 million, $1.4 million and $1.4 million in 2016, 2015 and 2014, respectively. Accumulated depreciation related to computer software costs was $8.4 million and $15.6 million at December 31, 2016 and 2015, respectively. The net book value of our computer software was $1.0 million and $1.2 million at December 31, 2016 and 2015, respectively.
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

6.	OBLIGATIONS

	December 31,
	2016	2015
2.50% Senior Convertible Notes due 2016	$—	$230,000
1.50% Senior Convertible Notes due 2020	316,000	316,000
Less:
Unamortized interest discount	(39,578)	(53,114)
Deferred financing costs	(4,401)	(6,117)
Total debt obligations	272,021	486,769
Less: Current portion of long-term debt	—	227,174
Long-term debt obligations	$272,021	$259,595
There were no capital leases at December 31, 2016 or December 31, 2015.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2016 are as follows (in thousands):

2017	$—
2018	—
2019	—
2020	316,000
2021	—
Thereafter	—
$316,000
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
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the indenture to the 2020 Notes, including on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the applicable conversion price (approximately $94.08 based on the current conversion price) on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
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
The following table presents the amount of interest cost recognized for the years ended December 31, 2016, 2015 and 2014 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands).

	For the Year Ended December 31,
	2016	2015	2014
Contractual coupon interest	$6,178	$9,568	$5,750
Accretion of debt discount	13,536	18,384	9,022
Amortization of financing costs	1,716	2,485	1,303
Total	$21,430	$30,437	$16,075

7.	COMMITMENTS
Leases
We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $4.2 million, $3.3 million and $3.2 million in 2016, 2015 and 2014, respectively. Minimum future rental payments for operating leases as of December 31, 2016 are as follows (in thousands):

2017	$4,389
2018	3,309
2019	3,164
2020	2,253
2021	1,972
Thereafter	5,429

8.	LITIGATION AND LEGAL PROCEEDINGS
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
InterDigital believes that the decisions are seriously flawed both legally and factually. For instance, in determining a purported FRAND rate, the Chinese courts applied an incorrect economic analysis by evaluating InterDigital’s lump-sum 2007 patent license agreement with Apple (the “2007 Apple PLA”) in hindsight to posit a running royalty rate. Indeed, the ALJ in USITC Inv. No. 337-TA-800 rejected that type of improper analysis. Moreover, the Chinese courts had an incomplete record and applied incorrect facts, including with respect to the now-expired and superseded 2007 Apple PLA, which had been found in an arbitration between InterDigital and Apple to be limited in scope.
On April 14, 2014, InterDigital filed a petition for retrial of the second proceeding with the Chinese Supreme People’s Court (“SPC”), seeking dismissal of the judgment or at least a higher, market-based royalty rate for a license to InterDigital’s Chinese standards-essential patents (“SEPs”).  The petition for retrial argues, for example, that (1) the lower court improperly determined a Chinese FRAND running royalty rate by using as a benchmark the 2007 Apple lump sum fixed payment license agreement, and looking in hindsight at the unexpectedly successful sales of Apple iPhones to construct an artificial running royalty rate that neither InterDigital nor Apple could have intended and that would have varied significantly depending on the relative success or failure in hindsight of Apple iPhone sales; (2) the 2007 Apple PLA was also an inappropriate benchmark because its scope of product coverage was significantly limited as compared to the license that the court was considering for Huawei, particularly when there are other more comparable license agreements; and (3) if the appropriate benchmarks had been used, and the court had considered the range of royalties offered by other similarly situated SEP holders in the wireless telecommunications industry, the court would have determined a FRAND royalty that was substantially higher than 0.019%, and would have found, consistent with findings of the ALJ’s initial determination in the USITC 337-TA-800 proceeding, that there was no proof that InterDigital’s offers to Huawei violated its FRAND commitments.
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC convened a second hearing on April 1, 2015 regarding whether to grant a retrial. If the retrial is granted, the SPC will likely schedule one or more additional hearings before it issues a decision on the merits of the case. The SPC retrial proceeding was excluded from the dismissal provisions of the August 2016 patent license agreement between Huawei and InterDigital, and a decision in this proceeding is still pending.
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $2.9 million based on the exchange rate as of December 31, 2016), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $14.4 million based on the exchange rate as of December 31, 2016). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at December 31, 2016 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
Asus asserted counterclaims in the arbitration that mirrored its CA Northern District Court claims, except that it did not assert the breach of contract claim that the court determined was not arbitrable and it added a claim of violation of the

Delaware Consumer Fraud Act. Asus also contended that its counterclaims were not arbitrable. InterDigital added a claim for breach of the 2008 Asus PLA’s confidentiality provision.
On July 14, 2016, Asus filed a motion to lift the stay in the CA Northern District Court proceeding along with a notice of the arbitral tribunal’s decision on arbitrability, informing the court of the arbitrators’ decision that, other than InterDigital’s breach of contract claims and Asus’s fraudulent inducement claim, no other claim or counterclaim is arbitrable. Asus then filed in the CA Northern District Court an amended complaint on August 18, 2016. This amended complaint includes all of the claims in Asus’s first CA Northern District Court complaint except fraudulent inducement and adds a claim of violation of the Delaware Consumer Fraud Act. It seeks the same relief as its first CA Northern District Court complaint, but also seeks a ruling that each of InterDigital’s patents “declared [to standards-setting organizations] to be essential or potentially essential” is unenforceable and any contracts InterDigital entered into in furtherance of its unlawful conduct are void. On September 8, 2016, InterDigital filed its answer and counterclaims to Asus’ amended complaint. It denied Asus’s claims and filed a counterclaim for declaratory judgment that Asus’s tort claims are invalid or preempted as applied under the First Amendment to the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code. On September 28, 2016, Asus answered and denied InterDigital’s counterclaims. On December 16, 2016, the court set a case schedule that includes a May 2019 trial date.
With respect to its arbitration counterclaim for fraudulent inducement, Asus stated in its recent pleadings that it was seeking return of excess royalties of close to $63 million, plus interest, costs and attorneys’ fees as of the time of the filing. The evidentiary hearing in the arbitration was held in January 2017. InterDigital has not yet received the arbitrators’ decision.
The Company has not recorded any accrual at December 31, 2016, for contingent losses associated with these matters.  While a material loss is reasonably possible, the Company cannot estimate the potential range of loss with respect to the arbitration matter given the range of possible outcomes, nor with respect to the CA Northern District Court proceeding, as this matter is not at a sufficiently advanced stage to allow for such an estimate.
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

On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes.  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except the action filed by Huawei in China to set a fair, reasonable and non-discriminatory (“FRAND”) rate for the licensing of InterDigital’s Chinese standards-essential patents (discussed above under “Huawei China Proceedings”), the decision in which InterDigital is permitted to further appeal. As a result, effective February 12, 2014, the Huawei Respondents were terminated from the 337-TA-868 investigation.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal is scheduled for April 2017. The appeals are pending. On October 13, 2015, by stipulation of the parties, the Delaware District Court stayed the action involving MMO and Nokia Inc., including the November 2015 and November 2016 trials concerning infringement of the ’244 patent and damages and FRAND-related issues, respectively, pending completion of the IPR proceedings, including all appeals and subsequent proceedings before the PTAB. This stay is with respect to MMO and Nokia Inc. only, and does not apply to the Delaware action pending against ZTE.
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
On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. The court granted this request the same day. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion was granted on June 7, 2016, and a partial final judgment was entered on June 20, 2016. On July 18, 2016, ZTE filed its notice of appeal with the Federal Circuit regarding the Delaware District

Court’s judgment against ZTE with respect to the ’966 and ’847 patents. ZTE’s appeal is pending. As a result, InterDigital’s damages claims are currently effectively stayed pending the appeal.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 13, 2017.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2016.

9.	RELATED PARTY TRANSACTIONS
In February 2013, we entered into an R&D collaboration agreement with BIO-key International, Inc. ("BIO-key"), and made a direct investment in the company. The R&D collaboration targeted security technology. As part of the agreement, we acquired approximately 4.0 million shares of BIO-key which were initially valued at $0.5 million. During 2014, we sold approximately 1.4 million of such shares, which had been initially valued at approximately $0.2 million. During 2015, we sold our remaining ownership interest, which had been initially valued at approximately $0.3 million. In 2016 and 2015, we paid zero to BIO-key in relation to the collaboration agreement previously discussed.
On September 17, 2013, InterDigital announced that it had entered into a development agreement with a wholly owned subsidiary of DDD Group plc ("DDD") regarding its next generation HD and UHD video processing technologies. Under the terms of the development agreement, DDD and InterDigital collaborated on a video technology project. As part of the agreement, we acquired approximately 7.0 million shares of DDD that were initially valued at $0.9 million. In 2016 and 2015, we paid zero to DDD in relation to the development agreement previously discussed.

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
The following table summarizes changes in the number of equity instruments available for grant (in thousands) under the 2009 Plan for the current year:

Available for Grant
Balance at December 31, 2015	1,403
RSUs granted (a)	(457)
Options granted	(121)
Options expired and RSUs canceled	411
Balance at December 31, 2016	1,236

(a)	RSUs granted include time-based RSUs, performance-based RSUs and dividend equivalents.
RSUs and Restricted Stock
Under the 2009 Plan, we may issue RSUs and/or shares of restricted stock to current or prospective officers and employees and non-employee directors, consultants and advisors. Any cancellations of outstanding RSUs granted under the 2009 Plan will increase the number of RSUs and/or shares of restricted stock remaining available for grant under the 2009 Plan. The RSUs vest over periods generally ranging from 0 to 3 years from the date of the grant. During 2016 and 2015, we granted approximately 0.4 million and 0.3 million RSUs, respectively, under the 2009 Plan. We have issued less than 0.1 million shares of restricted stock under the 2009 Plan.
At December 31, 2016 and 2015, we had unrecognized compensation cost related to share-based awards of $24.8 million and $18.1 million, respectively. For grants made in 2016, 2015 and 2014 that cliff vest, we expect to amortize the associated unrecognized compensation cost at December 31, 2016 on a straight-line basis over a three-year period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range for performance-based RSU awards can be anywhere from 0 to 2 times the value of the award.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2015	1,491	$40.83
Granted*	457	62.10
Forfeited*	(331)	43.46
Vested*	(219)	44.08
Balance at December 31, 2016	1,398	$46.65

* These numbers include less than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSU awards when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout level of 200%.

The total vest date fair value of the RSUs that vested in 2016, 2015 and 2014 was $9.8 million, $26.3 million and $7.7 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2016, 2015 and 2014 was $44.08, $41.29 and $31.29, respectively.
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
Information with respect to current year stock option activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2015	421	$31.16
Granted	121	54.93
Canceled	—	—
Exercised	(27)	18.26
Balance at December 31, 2016	515	$37.38
The weighted average remaining contractual life of our outstanding options was 9.67 years as of December 31, 2016. We currently have approximately 0.1 million options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a prior stock plan. For purposes of calculating the weighted average remaining contractual life, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $8.25 and $11.63. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $0.2 million and $0.3 million, respectively. The total intrinsic value of our options outstanding at December 31, 2016 was $27.9 million. In 2016, we recorded cash received from the exercise of options of approximately $0.5 million. Upon option exercise, we issued new shares of stock.
At December 31, 2016 and 2015, we had approximately 0.5 million and 0.3 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $19.4 million and $8.2 million, respectively, if they had been fully exercised on those dates.
401(k)
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our contribution expense was approximately $1.0 million for each of 2016, 2015 and 2014. At our discretion, we may also make a profit-sharing contribution to our employees’ 401(k) accounts.

11.	TAXES
Our income tax provision consists of the following components for 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Current
Federal	$14,637	$42,181	$49,049
State	(60)	415	2,499
Foreign source withholding tax	79,932	55,276	70,703
	94,509	97,872	122,251
Deferred
Federal	(48,086)	(89,026)	(121,937)
State	(557)	554	(437)
Foreign source withholding tax	70,925	55,221	52,231
	22,282	(33,251)	(70,143)
Total	$116,791	$64,621	$52,108
The deferred tax assets and liabilities were comprised of the following components at December 31, 2016 and 2015 (in thousands):

	2016
	Federal	State	Foreign	Total
Net operating losses	$—	$89,162	$463	$89,625
Deferred revenue, net	60,320	288	31,686	92,294
Stock compensation	12,648	2,038	—	14,686
Patent amortization	24,145	—	—	24,145
Depreciation	(502)	(70)	—	(572)
Other-than-temporary impairment	558	61	—	619
Other accrued liabilities	4,483	321	—	4,804
Other employee benefits	2,524	275	—	2,799
	104,176	92,075	32,149	228,400
Less: valuation allowance	—	(89,352)	(463)	(89,815)
Net deferred tax asset	$104,176	$2,723	$31,686	$138,585

	2015
	Federal	State	Foreign	Total
Net operating losses	$—	$81,965	$140	$82,105
Deferred revenue, net	94,203	8	22,473	116,684
Stock compensation	8,147	1,452	—	9,599
Patent amortization	21,217	—	—	21,217
Depreciation	929	(64)	—	865
Other accrued liabilities	7,416	509	—	7,925
Other-than-temporary impairment	494	46	—	540
Other employee benefits	1,888	141	—	2,029
	134,294	84,057	22,613	240,964
Less: valuation allowance	—	(81,893)	—	(81,893)
Net deferred tax asset	$134,294	$2,164	$22,613	$159,071

Note: Included within the balance sheet, but not reflected in the tables are deferred tax assets primarily related to foreign withholding taxes that are expected to be paid within the next twelve months of $10.9 million and $1.5 million as of December 31, 2016 and December 31, 2015, respectively.
The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State tax provision	(0.1)%	0.5%	0.1%
Change in federal and state valuation allowance	0.1%	—%	—%
Research and development tax credits	(0.5)%	(1.2)%	(4.7)%
Uncertain tax positions	2.1%	—%	0.9%
Permanent differences	0.6%	1.2%	1.5%
Domestic production activities deduction	(9.8)%	—%	—%
Other	0.3%	0.2%	1.2%
Total tax provision (a)	27.7%	35.7%	34.0%

(a) In 2016, the inclusion of benefits associated with domestic production activities, net of uncertain tax provisions, related to prior years reduced the tax provision by 5.6%.

Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the majority of our state deferred tax assets will not be utilized; therefore we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2016. All other deferred tax assets are fully benefited.
We recognize excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with and without approach excluding any indirect effects of the excess tax deductions. Under the approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During 2016 and 2015, we realized $0.6 million and $2.5 million, respectively, of tax windfalls and accordingly recorded a corresponding credit to additional paid-in capital in each period. During 2014, we recorded a shortfall of $1.2 million and recorded a corresponding debit to additional paid-in capital. We had sufficient windfall benefits previously recorded in additional paid-in capital to offset the shortfall in 2014. As of December 31, 2016 and 2015, we had $11.9 million and $12.3 million, respectively, of state unrealized tax benefits associated with share-based compensation. These state tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.
Uncertain Income Tax Positions
As of December 31, 2016, 2015 and 2014, we had $10.4 million, $1.5 million and $1.4 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2016, we established a reserve of $3.2 million related to the recognition of the 2016 research and development credit and manufacturing deduction credit. We also established a reserve of $6.3 million related to the recognition of a gross benefit for manufacturing deduction credits related to prior years and released a reserve of $0.6 million for research and development credits. The 2016 reserve was also increased for interest and penalty on previously recognized reserves. During 2015, the reserve was increased for interest and penalty on previously recognized reserves, and we also established a reserve of $0.1 million related to the recognition of the 2015 research and development credit.
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2014 through 2016 (in thousands):

	2016	2015	2014
Balance as of January 1	$1,469	$1,361	$—
Tax positions related to current year:
Additions	3,209	141	95
Reductions	—	—	—
Tax positions related to prior years:
Additions	6,281	—	1,266
Reductions	—	(33)	—
Settlements	(562)	—	—
Lapses in statues of limitations	—	—	—
Balance as of December 31	$10,397	$1,469	$1,361
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For certain positions that related to years prior to 2016, we have recorded approximately $0.1 million of accrued interest during 2016 and 2015.
The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2011 to the present are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2019. The 2016 return is expected to be filed by October 16, 2017 and the statute of limitations will expire three years from the date it is filed.

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
The U.S. Internal Revenue Service ("IRS") concluded their audit of tax years 2010 through 2012 in 2015 and the refund, related to research and development tax credits, was reviewed by the Joint Committee on Taxation, as all refund claims in excess of $5.0 million are reviewed. In February 2016, we received correspondence from the Joint Committee on Taxation confirming the results of the IRS exam with no exception. We reversed our related reserve for unrecognized tax benefits of $0.6 million in first quarter 2016. In second quarter 2016, we filed amended returns for 2011 through 2014 related to the manufacturing deduction and received notice from the IRS in third quarter 2016 that the amended years, along with the originally filed return for 2015, were open to examination. We are under audit by one state for tax years 2012 through 2013. Currently we do not expect any material adjustments to our previous tax filings as a result of this audit. No other federal, state or foreign audits are in process.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2016, 2015 and 2014, we paid $79.9 million, $55.3 million and $70.7 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2006 and 2016, we paid approximately $375.0 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $236.1 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.

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

	2014 Repurchase Program
	# of Shares	Value
2016	1,304	$64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,694	$313,720
Dividends
Cash dividends on outstanding common stock declared in 2016 and 2015 were as follows (in thousands, except per share data):

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
Fourth quarter	0.30	10,290	34,359
	$1.00	$34,359

2015
First quarter	$0.20	$7,232	$7,232
Second quarter	0.20	7,243	14,475
Third quarter	0.20	7,183	21,658
Fourth quarter	0.20	7,068	28,726
	$0.80	$28,726
In September 2016, we announced that our Board of Directors had approved an increase in the Company’s quarterly cash dividend to $0.30 per share. We currently expect to continue to pay dividends comparable to our quarterly $0.30 per share cash dividend in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.
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

13.	SELECTED QUARTERLY RESULTS (UNAUDITED)
The table below presents quarterly data for the years ended December 31, 2016 and 2015:

	First	Second	Third	Fourth
	(In thousands, except per share amounts, unaudited)
2016
Revenues (a)	$107,764	$75,915	$208,307	$273,868
Net income applicable to InterDigital, Inc.'s common shareholders	$28,071	$39,994	$104,466	$136,470
Net income per common share — basic	$0.80	$1.16	$3.05	$3.98
Net income per common share — diluted	$0.79	$1.14	$2.99	$3.85
2015
Revenues (b)	$110,378	$118,551	$100,408	$112,098
Net income applicable to InterDigital, Inc.'s common shareholders	$29,065	$32,602	$24,520	$33,038
Net income per common share — basic	$0.79	$0.91	$0.68	$0.93
Net income per common share — diluted	$0.78	$0.89	$0.68	$0.92

(a) In 2016, we recognized $309.7 million of past patent royalties primarily due to new patent license agreements.
(b) In 2015, we recognized $65.5 million of past patent royalties primarily due to new patent license and settlement agreements.
14. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of December 31, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $28.9 million and $2.3 million, respectively. Assets included $20.3 million of cash and cash equivalents and $8.0 million of patents, net. As of December 31, 2015, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $24.2 million and $0.8 million, respectively. Assets included $19.0 million of cash and cash equivalents and $5.2 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the years ended December 31, 2016, 2015 and 2014, we have allocated approximately $3.5 million, $2.8 million and $2.9 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
In 2013, we established the Signal Trust for Wireless Innovation ("Signal Trust"), the goal of which is to monetize a large patent portfolio related to cellular infrastructure.
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
NOTE 15. BUSINESS COMBINATIONS
Hillcrest Labs
On December 20, 2016, we acquired Hillcrest Laboratories, Inc. ("Hillcrest Labs"), a pioneer in sensor processing technology, for approximately $48.0 million in cash, net of $0.4 million cash acquired. The business combination transaction was accounted for using the acquisition method of accounting. We estimated the fair value of the intangible assets in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected revenues, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. As the result of the purchase price allocation being preliminary, we have not yet allocated goodwill to a reporting unit.
Purchase price allocation
The following table summarizes the purchase price allocation made to the net tangible and intangible assets acquired and liabilities assumed on their acquisition date fair values, with the excess amount recorded as goodwill, which is representative of the expected synergies from the integration of Hillcrest Labs and its strategic fit within our organization (in thousands):

	Amount	Estimated Useful Life (Years)
Net tangible assets and liabilities:
Deferred tax assets and liabilities	$2,221
Net working capital	(8,893)
	$(6,672)
Identified intangible assets:
Patents/existing technology	$36,200	9 - 10
Trade name	600	9
Customer relationships	1,700	10
Goodwill	16,172	N/A
	$54,672

Total purchase price	$48,000

The amounts of revenue and earnings that would have been included in the Company’s condensed consolidated statement of operations for the year ended December 31, 2016 and 2015 had the acquisition date been January 1, 2015, are as reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2015. In addition, pro forma adjustments have been made to reflect the impact of $7.7 million of transaction related costs. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands).

	Revenue	Earnings
Actual for the year ended December 31, 2016	$665,854	$309,001
Actual for the year ended December 31, 2015	$441,435	$119,225
Supplemental pro forma for the year ended December 31, 2016	$672,695	$305,237
Supplemental pro forma for the year ended December 31, 2015	$451,853	$109,834

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2017 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

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
(1)Financial Statements.
The information required by this item begins on Page 59.
(2)Financial Statement Schedules.
The following financial statement schedule of InterDigital is included herewith and should be read in conjunction with the Financial Statements included in this Item 15.
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2016 valuation allowance for deferred tax assets	$81,893	$7,922	(a)	$—	$89,815
2015 valuation allowance for deferred tax assets	$71,679	$10,214	(a)	$—	$81,893
2014 valuation allowance for deferred tax assets	$70,492	$1,187	(a)	$—	$71,679
2016 reserve for uncollectible accounts	$—	$—		$—	$—
2015 reserve for uncollectible accounts	$1,654	$(1,654)	(b)	$—	$—
2014 reserve for uncollectible accounts	$1,750	$(96)		$—	$1,654

(a)	The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The decrease relates to the reversal of a bad debt reserve as a result of a settlement agreement with a technology solutions customer.
(3)Exhibits.
See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. ("InterDigital") (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
	*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated January 30, 2015).
	*4.1	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Quarterly Report on Form 10-Q dated April 28, 2011).
	*4.2	Indenture, dated March 11, 2015, between InterDigital and the Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
	*4.3	Form of 1.50% Senior Convertible Note due 2020 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
Real Estate Leases
	*10.1	Lease Agreement effective March 1, 2012 by and between InterDigital and Musref Bellevue Parkway, LP (Exhibit 10.5 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2012).
Benefit Plans
	†*10.2	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991).
	†*10.3	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.4	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.5	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
†*10.6	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.7	2015 Amendment to 2009 Stock Incentive Plan, effective as of June 11, 2015 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 30, 2015).
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

†*10.13	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (Exhibit 10.5 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).
†*10.14	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.15	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.16	Compensation Program for Non-Management Directors (as amended June 2015) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q dated July 30, 2015).
†*10.17	Compensation Program for Non-Management Directors (as amended June 2016) (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated August 2, 2016).
†*10.18	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.19	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).
Employment-Related Agreements
†*10.20
Indemnity Agreement dated as of March 19, 2003 by and between InterDigital and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Jeffrey K. Belk, Richard J. Brezski, S. Douglas Hutcheson, John A. Kritzmacher, John D. Markley, Jr., Scott A. McQuilkin, William J. Merritt, James J. Nolan, Kai O. Öistämö, Jean F. Rankin, Robert S. Roath, Lawrence F. Shay and Philip P. Trahanas) (Exhibit 10.47 to InterDigital's Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.21
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

†*10.22	Employment Agreement dated March 14, 2013 between InterDigital and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.23	Employment Agreement dated March 14, 2013 between InterDigital and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.24	Employment Agreement dated March 14, 2013 between InterDigital and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.25	Employment Agreement dated March 14, 2013 between InterDigital and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.26	Employment Agreement dated March 14, 2013 between InterDigital and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.27	Employment Agreement dated May 1, 2014 between InterDigital and Byung K. Yi (Exhibit 10.28 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2015).
Other Material Contracts
*10.28	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*10.29	Form of Warrant Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
101
The following financial information from InterDigital's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

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
INTERDIGITAL, INC.

Date: February 23, 2017	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2017	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 23, 2017	/s/ Jeffrey K. Belk
Jeffrey K. Belk, Director

Date: February 23, 2017	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 23, 2017	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 23, 2017	/s/ Kai O. Öistämö
Kai O. Öistämö, Director

Date: February 23, 2017	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 23, 2017	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 23, 2017	/s/ Philip P. Trahanas
Philip P. Trahanas, Director

Date: February 23, 2017	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2017	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer)