Form 10-Q
period 2017-03-31
InterDigital, Inc.
filed 2017-04-27
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,681,903
Title of Class	Outstanding at April 25, 2017

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2017	DECEMBER 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,073	$404,074
Short-term investments	747,067	548,687
Accounts receivable	402,533	228,464
Prepaid and other current assets	53,562	39,894
Total current assets	1,342,235	1,221,119
PROPERTY AND EQUIPMENT, NET	12,033	12,626
PATENTS, NET	306,075	310,768
DEFERRED TAX ASSETS	170,976	149,532
OTHER NON-CURRENT ASSETS	34,069	33,808
	523,153	506,734
TOTAL ASSETS	$1,865,388	$1,727,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	17,694	14,050
Accrued compensation and related expenses	11,145	22,065
Deferred revenue	328,324	360,192
Taxes payable	39,190	10,660
Dividends payable	10,404	10,290
Other accrued expenses	7,908	8,223
Total current liabilities	414,665	425,480
LONG-TERM DEBT	275,222	272,021
LONG-TERM DEFERRED REVENUE	398,960	261,013
OTHER LONG-TERM LIABILITIES	16,400	14,971
TOTAL LIABILITIES	1,105,247	973,485
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,699 and 70,318 shares issued and 34,679 and 34,298 shares outstanding	707	703
Additional paid-in capital	667,152	683,549
Retained earnings	1,143,955	1,120,766
Accumulated other comprehensive loss	(559)	(514)
	1,811,255	1,804,504
Treasury stock, 36,020 shares of common held at cost	1,064,795	1,064,795
Total InterDigital, Inc. shareholders’ equity	746,460	739,709
Noncontrolling interest	13,681	14,659
Total equity	760,141	754,368
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,865,388	$1,727,853

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2017	2016
REVENUES:
Patent licensing royalties	$89,226	$106,954
Technology solutions	5,304	810
	94,530	107,764

OPERATING EXPENSES:
Patent administration and licensing	29,407	27,167
Development	18,521	20,269
Selling, general and administrative	12,634	11,972
	60,562	59,408

Income from operations	33,968	48,356

OTHER EXPENSE (NET)	(2,814)	(7,137)
Income before income taxes	31,154	41,219
INCOME TAX BENEFIT (PROVISION)	1,624	(14,068)
NET INCOME	$32,778	$27,151
Net loss attributable to noncontrolling interest	(978)	(920)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$33,756	$28,071
NET INCOME PER COMMON SHARE — BASIC	$0.98	$0.80
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,370	35,045
NET INCOME PER COMMON SHARE — DILUTED	$0.93	$0.79
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	36,220	35,377
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.20

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2017	2016
Net income	$32,778	$27,151
Unrealized (loss) gain on investments, net of tax	(45)	252
Comprehensive income	$32,733	$27,403
Comprehensive loss attributable to noncontrolling interest	(978)	(920)
Total comprehensive income attributable to InterDigital, Inc.	$33,711	$28,323

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,778	$27,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,528	12,876
Amortization of deferred financing costs and accretion of debt discount	3,201	5,866
Deferred revenue recognized	(78,921)	(34,594)
Increase in deferred revenue	185,000	80,440
Deferred income taxes	(21,444)	(11,291)
Tax benefit from share-based compensation	—	(46)
Share-based compensation	5,317	6,643
Other	1	(141)
(Increase) decrease in assets:
Receivables	(174,069)	(60,740)
Deferred charges and other assets	(13,486)	(1,344)
Increase (decrease) in liabilities:
Accounts payable	2,516	(1,232)
Accrued compensation and other expenses	(9,805)	(15,951)
Accrued taxes payable and other tax contingencies	28,529	12,001
Net cash (used in) provided by operating activities	(25,855)	19,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(429,941)	(19,446)
Sales of short-term investments	231,516	308,936
Purchases of property and equipment	(268)	(1,594)
Capitalized patent costs	(7,787)	(8,062)
Acquisition of patents	—	(4,500)
Long-term investments	(501)	—
Net cash (used in) provided by investing activities	(206,981)	275,334
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	82	—
Payments on long-term debt	—	(230,000)
Dividends paid	(10,292)	(7,068)
Taxes withheld upon restricted stock unit vestings	(21,955)	(3,405)
Repurchase of common stock	—	(40,399)
Net cash (used in) financing activities	(32,165)	(280,872)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(265,001)	14,100
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,074	510,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,073	$524,307
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,370	5,245
Income taxes paid, including foreign withholding taxes	2,990	14,423
Non-cash investing and financing activities:
Dividend payable	10,404	6,923
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(1,128)	(523)
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2017, and the results of our operations for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (our “2016 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2016 Form 10-K except as set forth below under "New Accounting Guidance."
New Accounting Guidance
Accounting Standards Update: Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We applied the standard beginning in first quarter 2017. Certain elements of our accounting for compensation costs associated with share-based transactions changed upon adoption of ASC 2016-09. We no longer account for these costs net of estimated award forfeitures. Instead, we adjust expense recognized to date in the event of canceled awards as they occur. The elimination of estimated forfeitures did not have a material impact on our financial statements for first quarter 2017. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls are included in our tax provision. We also adjusted our disclosures included within our Consolidated Statements of Cash Flows. Tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities on a prospective basis and cash paid to tax authorities for shares withheld is included within financing activities retrospectively. Although these changes have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Refer to the Note 2, "Income Taxes," for detail regarding the impact of these changes on our financial statements for first quarter 2017.
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

We expect the new guidance will affect our recognition of revenue from both our fixed-fee and per-unit license agreements. For accounting purposes under this new guidance, we will separate our fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement (“Dynamic Fixed-Fee Agreements”) and (ii) those agreements that do not provide for rights to such future technologies (“Static Fixed-Fee Agreements”). Under our current accounting practices, after the fair value allocation between the past and future components of the agreement, we recognize the future components of revenue from all fixed-fee license agreements on a straight-line basis over the term of the related license agreement. Upon adoption of the new guidance, we expect to continue to recognize revenue from Dynamic Fixed-Fee Agreements on a straight-line basis over the term of the related license agreement, while we expect to recognize most or all of the revenue from Static Fixed-Fee Agreements in the quarter the license agreement is signed. Based on our preliminary classifications of fixed-fee license agreements as either “Dynamic” or "Static," in first quarter 2017, approximately 69% of our fixed-fee revenue was derived from Dynamic Fixed-Fee Agreements, with the remainder coming from Static Fixed-Fee Agreements.
In addition, under our current accounting practices, we recognize revenue from our per-unit license agreements in the period in which we receive the related royalty report, generally one quarter in arrears from the period in which the underlying sales occur. Upon adoption of the new guidance, we will be required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. Because we do not expect to receive the per-unit licensee royalty reports for sales during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we expect to accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. As a result of accruing revenue for the quarter based on such estimates, adjustments will likely be required in the following quarter to true-up revenue to the actual amounts reported by our licensees. In addition, to the extent we receive prepayments related to per-unit license agreements that do not provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement, we will recognize such prepayments as revenue in the period in which all remaining revenue recognition criteria have been met.
We do not intend to adopt the new guidance early and have not reached a final conclusion on the transition method we will adopt.
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
Accounting Standards Update: Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU.  The Company adopted this guidance early during first quarter 2017 and it had no immediate impact on the Company’s consolidated financial statements.
Accounting Standards Update: Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The Company adopted this guidance early during first quarter 2017 and it had no immediate impact on the Company’s consolidated financial statements.
2. INCOME TAXES
In first quarter 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 5.2%. The effective tax rate for the three months ending March 31, 2017 was favorably impacted by our current year adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed above in Note 1, "Basis of Presentation." In conjunction with our adoption of the standard, we recorded discrete benefits of $11.8 million for excess tax benefits related to share-based compensation. The effective rate would have been a provision of 32.6% not including these discrete benefits. This is compared to an effective tax rate provision of 34.1% based on the statutory federal tax rate net of discrete federal and state taxes during first quarter 2016. Additionally, our first quarter 2017 effective tax rate includes an estimated deduction for domestic productions activities, which was not present in first quarter 2016.
During first quarter 2017 and 2016, we paid approximately $3.0 million and $14.3 million, respectively, of foreign source withholding tax. Additionally, as of March 31, 2017 and December 31, 2016, we have included $39.2 million and $10.7 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
3. NET INCOME PER SHARE
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

	For the Three Months Ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$33,756	$33,756	$28,071	$28,071
Denominator:
Weighted-average shares outstanding: Basic	34,370	34,370	35,045	35,045
Dilutive effect of stock options, RSUs, convertible securities and warrants		1,850		332
Weighted-average shares outstanding: Diluted		36,220		35,377
Earnings Per Share:
Net income: Basic	$0.98	$0.98	$0.80	$0.80
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.05)		(0.01)
Net income: Diluted		$0.93		$0.79
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share for first quarter 2016 because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for such period and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Restricted stock units and stock options	29	173
Convertible securities	—	7,724
Warrants	—	8,496
Total	29	16,393
Convertible Notes
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes")($72.37 per share as of March 31, 2017) or above the strike price of our outstanding warrants ($88.46 per share as of March 31, 2017), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. See Note 7, "Long-Term Debt," for additional information about the Convertible Notes and warrants.

4.	LITIGATION AND LEGAL PROCEEDINGS
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $2.9 million based on the exchange rate as of March 31, 2017), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $14.5 million based on the exchange rate as of March 31, 2017). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at March 31, 2017 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
With respect to its arbitration counterclaim for fraudulent inducement, Asus stated in its pleadings that it was seeking return of excess royalties (which totaled close to $63 million as of the August 2016 date referenced in the pleadings and has increased with additional royalty payments made by Asus since such time), plus interest, costs and attorneys’ fees. The evidentiary hearing in the arbitration was held in January 2017, and the parties presented oral closing arguments on March 22, 2017. InterDigital has not yet received the arbitrators’ decision, which is expected by June 2017.
The Company has not recorded any accrual at March 31, 2017, for contingent losses associated with these matters.  While a material loss is reasonably possible, the Company cannot estimate the potential range of loss with respect to the arbitration matter given the range of possible outcomes, nor with respect to the CA Northern District Court proceeding, as this matter is not at a sufficiently advanced stage to allow for such an estimate.
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
REGULATORY PROCEEDINGS
Investigation by Taiwan Fair Trade Commission
On December 6, 2013, InterDigital received notice from the Taiwan Fair Trade Commission (“TFTC”) that the TFTC had initiated an investigation to examine alleged anti-competitive behavior under Taiwan’s Fair Trade Act (FTA). Companies found to violate the FTA may be ordered to cease and rectify the unlawful conduct, take other necessary corrective action, and/

or pay an administrative fine. During second quarter 2016, InterDigital was informed by its local counsel that the staff of the TFTC has completed its investigation and has forwarded its recommendations to the Commission. InterDigital is fully cooperating with the TFTC’s investigation.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ‘244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which will return the matter to the PTAB for further proceedings as to that claim.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011,

InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through June 11, 2017.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2017.
5. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Balance beginning of period, December 31	$739,709	$510,519
Net income attributable to InterDigital, Inc.	33,756	28,071
Unrealized (loss) gain on investments, net	(45)	252
Cash dividends declared	(10,404)	(6,923)
Repurchase of common stock	—	(40,399)
Exercise of common stock options	82	—
Taxes withheld upon vesting of restricted stock units	(21,955)	(3,405)
Tax benefit from share-based compensation	—	(46)
Share-based compensation	5,317	6,643
Total InterDigital, Inc. shareholders’ equity end of period	$746,460	$494,712
Noncontrolling Interest Balance beginning of period, December 31	14,659	11,376
Net loss attributable to noncontrolling interest	(978)	(920)
Noncontrolling interest	13,681	10,456
Total Equity end of period	$760,141	$505,168
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
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program during 2016, 2015 and 2014, in thousands. We did not repurchase any shares of common stock in first quarter 2017.

	2014 Repurchase Program
	# of Shares	Value
2016	1,304	$64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,694	$313,720
Dividends
Cash dividends on outstanding common stock declared in 2017 and 2016 were as follows (in thousands, except per share data):

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
	$0.30	$10,404

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
Fourth quarter	0.30	10,290	34,359
	$1.00	$34,359
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At March 31, 2017 and December 31, 2016, four licensees comprised 95% and 91% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$119,347	$—	$—	$119,347
Commercial paper (b)	—	195,480	—	195,480
U.S. government securities	—	342,598	—	342,598
Corporate bonds, asset backed and other securities	—	228,715	—	228,715
	$119,347	$766,793	$—	$886,140
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $19.7 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$404,074	$—	$—	$404,074
Commercial paper	—	113,490	—	113,490
U.S. government securities	—	224,330	—	224,330
Corporate bonds, asset backed and other securities	—	210,867	—	210,867
	$404,074	$548,687	$—	$952,761
______________________________

(a)	Included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$275,222	$411,394	$316,000	$272,021	$428,575
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 7 “Long-Term Debt”) was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
7. LONG-TERM DEBT
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
The following table reflects the carrying value of the 2020 Notes as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Principal	$316,000	$316,000
Less:
Unamortized interest discount	(36,725)	(39,578)
Deferred financing costs	(4,053)	(4,401)
Net carrying amount of 2020 Notes	$275,222	$272,021
The following table presents the amount of interest cost recognized for the three months ended March 31, 2017 and March 31, 2016 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Contractual coupon interest	$1,185	$2,623
Accretion of debt discount	2,854	5,193
Amortization of deferred financing costs	347	673
Total	$4,386	$8,489
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of March 31, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our Condensed Consolidated Balance Sheet were $27.8 million and $5.2 million, respectively. Assets included $19.3 million of cash and cash equivalents and $8.5 million of patents, net. As of December 31, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our Condensed Consolidated Balance Sheet were $28.9 million and $2.3 million, respectively. Assets included $20.3 million of cash and cash equivalents and $8.0 million of patents, net. The impact of consolidating these variable interest entities on our Condensed Consolidated Statements of Income was not significant.
Convida Wireless
In September 2015, we renewed and expanded our joint venture with Sony, Convida Wireless, to include 5G technologies. Convida Wireless was launched in 2013 to combine Sony's consumer electronics expertise with our pioneering Internet of Things (“IoT”) expertise to drive IoT communications and connectivity.  Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.  SCP IP Investment LLC, an affiliate of Stephens Inc., is a minority investor in Convida Wireless.

Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended March 31, 2017 and 2016, we have allocated approximately $1.0 million and $0.9 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
During 2013, we announced the establishment of the Signal Trust for Wireless Innovation (the “Signal Trust”), the goal of which is to monetize a large InterDigital patent portfolio related to cellular infrastructure.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2016 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “recurring revenues” and “past sales.”  Recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  Past sales are comprised of “past patent royalties” and “past technology solutions revenue.”
Recurring Revenue
Recurring revenue of $94.5 million in first quarter 2017 increased $0.9 million from $93.6 million in fourth quarter 2016 primarily due to an increase in shipments by certain of our Taiwan-based licensees and the inclusion of revenue from recently acquired Hillcrest Labs ("Hillcrest") for a full quarter. These increases were partially offset by decreased shipments by one of our technology solutions customers.
Refer to "Results of Operations -- First Three Months 2017 Compared to First Three Months 2016" for further discussion of our 2017 revenue.
Comparability of Financial Results
When comparing first quarter 2017 financial results against other periods, the following item should be taken into consideration: the recognition of discrete benefits of $11.8 million for excess tax benefits related to share-based compensation.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2016 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2016 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements. See below for critical accounting estimates from the current year period.
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
Cash, cash equivalents and short-term investments
At March 31, 2017, and December 31, 2016, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2017	December 31, 2016	Increase / (Decrease)
Cash and cash equivalents	$139,073	$404,074	$(265,001)
Short-term investments	747,067	548,687	198,380
Total cash and cash equivalents and short-term investments	$886,140	$952,761	$(66,621)
The net decrease in cash, cash equivalents and short-term investments was primarily attributable to taxes withheld upon the vesting of restricted stock units of $22.0 million, dividend payments of $10.3 million, capitalized patent costs of $7.8 million and $25.9 million of cash used by operating activities.

Cash flows from operations
We (used) generated the following cash flows from our operating activities in first quarter 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Increase / (Decrease)
Net cash (used) provided by operating activities	$(25,855)	$19,638	$(45,493)

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $45.5 million was primarily attributable to a decrease in cash receipts of $72.7 million. The decrease in cash receipts was primarily driven by the entry into our fixed-fee patent license agreement with Apple in fourth quarter 2016, which impacted the timing of cash receipts associated with royalties on Apple products. In 2016, cash receipts associated with royalties on Apple products were received on a quarterly basis and were included in within Current Royalties. Taxes paid decreased by $11.4 million primarily due to lower foreign withholding tax payments. The table below sets forth the significant items comprising our cash flows provided by operating activities during the three months ended March 31, 2017 and 2016 (in thousands).

	For the Three Months Ended March 31,
	2017	2016	Increase / (Decrease)
Cash Receipts:
Current royalties [a]	$18,823	$76,478	$(57,655)
Fixed-fee royalty payments	2,000	19,000	(17,000)
Prepaid royalties	—	3,356	(3,356)
Technology solutions	6,368	1,077	5,291
Total cash receipts	$27,191	$99,911	$(72,720)

Cash Outflows:
Cash operating expenses [b]	40,717	39,889	828
Income taxes paid [c]	2,990	14,423	(11,433)
Total cash outflows	43,707	54,312	(10,605)

Other working capital adjustments	(9,339)	(25,961)	16,622

Cash flows provided by operating activities	$(25,855)	$19,638	$(45,493)

(a) Current royalties for the three months ended March 31, 2016 include $4.2 million of past sales.
(b) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(c) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents, short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2017, and December 31, 2016 (in thousands), as follows:

	March 31, 2017	December 31, 2016	Increase / (Decrease)
Current assets	$1,342,235	$1,221,119	$121,116
Less: current liabilities	414,665	425,480	(10,815)
Working capital	927,570	795,639	131,931
Subtract:
Cash and cash equivalents	139,073	404,074	(265,001)
Short-term investments	747,067	548,687	198,380
Add:
Current deferred revenue	328,324	360,192	(31,868)
Adjusted working capital	$369,754	$203,070	$166,684

The $166.7 million net increase in adjusted working capital is primarily attributable to an increase in accounts receivable of $174.1 million due to the timing of payments related to existing agreements and the payment of accrued compensation of $10.9 million primarily related to the Company's 2016 short-term incentive plan. This was partially offset by an increase in accrued foreign withholding tax related to the increase in accounts receivable discussed above.
Cash flows from investing and financing activities
Net cash used in investing activities for first quarter 2017 was $207.0 million, a $482.3 million change from $275.3 million net cash provided in first quarter 2016. We purchased $198.4 million, net of sales, and sold $289.5 million, net of purchases, of short-term marketable securities in first quarter 2017 and 2016, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $7.8 million in first quarter 2017 from $12.6 million in first quarter 2016, primarily due to a $4.5 million patent acquisition in first quarter 2016.
Net cash used in financing activities for first quarter 2017 was $32.2 million, a $248.7 million decrease from $280.9 million in first quarter 2016. This decrease was primarily attributable to the repayment of the $230.0 million aggregate principal amount of the Company's 2.50% Senior Convertible Notes due 2016 (the "2016 Notes") in first quarter 2016 and a $40.4 million decrease in repurchases of common stock in first quarter 2017. These decreases were partially offset by an $18.6 million increase in taxes withheld upon the vesting of restricted stock units in first quarter 2017.
Other
Our combined short-term and long-term deferred revenue balance at March 31, 2017, was approximately $727.3 million, an increase of $106.1 million from December 31, 2016. We have no material obligations associated with such deferred revenue. The increase was primarily due to a gross increase in deferred revenue of $185.0 million associated with fixed-fee agreement payments due within twelve months, which were partially offset by $78.9 million of deferred revenue recognized. The deferred revenue recognized was comprised of $73.4 million of amortized fixed-fee royalty payments and $5.5 million in per-unit exhaustion of prepaid royalties.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments and the scheduled expiration of an agreement to reduce the March 31, 2017, deferred revenue balance of $727.3 million by $328.3 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
Convertible Notes
Our 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes") are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares of common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period, and include that number in the total diluted shares figure for the period. At the time we issued the Convertible Notes, we entered into convertible note hedge and warrant agreements that together were designed to have the economic effect of reducing the net number of shares that will be issued in the event of conversion of the Convertible Notes by, in effect, increasing the conversion price of the Convertible Notes from our economic standpoint. However, under GAAP, since the impact of the convertible note hedge agreements is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($72.37 per share as of March 31, 2017) or above the strike price of the warrants ($88.46 per share as of March 31, 2017), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of Convertible Notes outstanding as of March 31, 2017 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

Market Price Per Share	Shares Issuable Upon Conversion of Convertible Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the Hedge Agreements	Incremental Shares Issuable (a)
	(Shares in thousands)
$70	—	—	—	—	—
$80	416	—	416	(416)	—
$85	649	—	649	(649)	—
$90	855	75	930	(855)	75
$95	1,040	301	1,341	(1,040)	301
$100	1,206	504	1,710	(1,206)	504
$105	1,357	688	2,045	(1,357)	688
$110	1,494	855	2,349	(1,494)	855
$115	1,619	1,008	2,627	(1,619)	1,008
$120	1,733	1,148	2,881	(1,733)	1,148

(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.
RESULTS OF OPERATIONS

First Quarter 2017 Compared to First Quarter 2016
Revenues
The following table compares first quarter 2017 revenues to first quarter 2016 revenues (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Per-unit royalty revenue	$15,859	$73,689	$(57,830)	(78)%
Fixed-fee amortized royalty revenue	73,367	29,098	44,269	152%
Current patent royalties [a]	89,226	102,787	(13,561)	(13)%
Past patent royalties [b]	—	4,167	(4,167)	(100)%
Total patent licensing royalties	89,226	106,954	(17,728)	(17)%
Current technology solutions revenue [a]	5,304	810	4,494	555%
Total revenue	$94,530	$107,764	$(13,234)	(12)%

a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $44.3 million increase in fixed-fee revenue was primarily attributable to the signing of patent license agreements with Huawei and Apple in third quarter and fourth quarter 2016, respectively. This increase was offset by decreased per-unit royalty revenue attributable to the elimination of seasonality related to Apple shipments as a result of the fixed-fee Apple agreement. That seasonality, driven by new product launches, had previously resulted in higher per-unit revenue in first quarter under our per-unit patent license agreement with Pegatron. Past patent royalties decreased $4.2 million primarily due to the resolution of a dispute with an existing licensee in first quarter 2016. Current technology solutions revenue increased by $4.5 million primarily due to increased shipments by one of our technology solutions customers and the inclusion of revenue from Hillcrest.
In first quarter 2017 and first quarter 2016, 66% and 62% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first quarter 2017 and first quarter 2016, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended March 31,
	2017	2016
Apple	30%	—%
Samsung	18%	16%
Huawei	18%	—%
Pegatron	< 10%	46%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2017 and first quarter 2016 by category (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
Patent administration and licensing	$29,407	$27,167	$2,240	8%
Development	18,521	20,269	(1,748)	(9)%
Selling, general and administrative	12,634	11,972	662	6%
Total operating expenses	$60,562	$59,408	$1,154	2%
Operating expenses increased to $60.6 million in first quarter 2017 from $59.4 million in first quarter 2016. The $1.2 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Commercial initiatives	$2,643
Depreciation and amortization	1,652
Other	559
Personnel-related costs	(2,028)
Performance-based incentive compensation	(1,672)
Total increase in operating expenses	$1,154

The $2.6 million increase in costs associated with commercial initiatives is primarily related to the acquisition of Hillcrest during fourth quarter 2016. The $1.7 million increase in depreciation and amortization primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisition, largely due to the Hillcrest acquisition. The $2.0 million decrease in personnel-related costs was primarily attributable to a one-time severance charge recognized in first quarter 2016. The $1.7 million decrease in performance-based incentive compensation was primarily driven by the recognition of a $3.0 million non-recurring charge to increase accrual rates associated with our long-term performance-based compensation plans in first quarter 2016. This decrease was partially offset by an increase in expense for certain short- and long-term performance-based incentive compensation plans in first quarter 2017.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increase in patent amortization. This increase was partially offset by a decrease in patent maintenance costs and the above-noted decrease in performance-based incentive compensation.
Development Expense: The decrease in development expense primarily resulted from the above-noted decreases in personnel-related costs and performance-based incentive compensation. These decreases were partially offset by the above-noted increase in commercial initiatives.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increase in commercial initiatives. This increase was partially offset by the above-noted decrease in performance-based incentive compensation.
Other (Expense) Income
The following table compares first quarter 2017 other (expense) income to first quarter 2016 other (expense) income (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Change
Interest expense	$(4,386)	$(8,185)	$3,799	(46)%
Other	(217)	(112)	(105)	94%
Interest and investment income	1,789	1,160	629	54%
	$(2,814)	$(7,137)	$4,323	(61)%
In first quarter 2017, other expense was $2.8 million as compared to other expense of $7.1 million in first quarter 2016. The change between periods was primarily due to lower interest expense as a result of the repayment of the 2016 Notes in first quarter 2016. Interest and investment income increased $0.6 million due to higher investment balances during first quarter 2017 as compared to first quarter 2016.
Income tax provision
In first quarter 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 5.2%. The effective tax rate for the three months ending March 31, 2017 was favorably impacted as a result of our current year adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” In conjunction with our adoption of the standard, we recorded discrete benefits of $11.8 million for excess tax benefits related to share-based compensation. The effective rate would have been 32.6% not including these discrete benefits. This is compared to an effective tax rate provision of 34.1% based on the statutory federal tax rate net of discrete federal and state taxes during first quarter 2016. Additionally, our first quarter 2017 effective tax rate includes an estimated deduction for domestic productions activities, which was not present in first quarter 2016.

During first quarter 2017 and 2016, we paid approximately $3.0 million and $14.3 million, respectively, of foreign source withholding tax. Additionally, as of March 31, 2017 and December 31, 2016, we have included $39.2 million and $10.7 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments and the scheduled expiration of an agreement will reduce our March 31, 2017, deferred revenue balance over the next twelve months;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months; and

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.30 per share cash dividend in the future.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2016 Form 10-K and Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2016 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Asustek Actions
Reference is made to the Asustek arbitration previously disclosed in the 2016 Form 10-K. The parties presented their oral closing arguments to the arbitration panel on March 22, 2017. InterDigital has not yet received the arbitrators’ decision, which is expected by June 2017.
Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
Reference is made to the USITC proceeding and related Delaware District Court proceedings initiated in January 2013 involving InterDigital and ZTE previously disclosed in the 2016 Form 10-K. With respect to IPR Licensing, Inc.'s appeal to the Federal Circuit seeking review of the September 15, 2015 decision issued by the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) in two Inter Partes Review (“IPR”) cases concerning the ’244 patent, oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ‘244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which will return the matter to the PTAB for further proceedings as to that claim.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital, Nokia and ZTE previously disclosed in the 2016 Form 10-K. The Delaware District Court proceeding is now stayed through June 11, 2017.
See Note 4, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these and other proceedings.

Item 1A. RISK FACTORS.

In addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors of the 2016 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2016 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its common stock during first quarter 2017.
Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†*10.1	Compensation Program for Non-Management Directors (as amended March 2017) (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 3, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on April 27, 2017, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: April 27, 2017	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 27, 2017	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
†*10.1	Compensation Program for Non-Management Directors (as amended March 2017) (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 3, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on April 27, 2017, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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