Form 10-Q
period 2017-06-30
InterDigital, Inc.
filed 2017-07-27
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,711,202
Title of Class	Outstanding at July 25, 2017

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2017	DECEMBER 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,952	$404,074
Short-term investments	704,435	548,687
Accounts receivable, less allowances of $456 and $0	399,044	228,464
Prepaid and other current assets	51,590	39,894
Total current assets	1,336,021	1,221,119
PROPERTY AND EQUIPMENT, NET	11,319	12,626
PATENTS, NET	301,952	310,768
DEFERRED TAX ASSETS	155,699	149,532
OTHER NON-CURRENT ASSETS	33,908	33,808
	502,878	506,734
TOTAL ASSETS	$1,838,899	$1,727,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,452	$14,050
Accrued compensation and related expenses	15,428	22,065
Deferred revenue	294,876	360,192
Taxes payable	39,250	10,660
Dividends payable	10,413	10,290
Other accrued expenses	8,259	8,223
Total current liabilities	379,678	425,480
LONG-TERM DEBT	278,479	272,021
LONG-TERM DEFERRED REVENUE	358,369	261,013
OTHER LONG-TERM LIABILITIES	16,717	14,971
TOTAL LIABILITIES	1,033,243	973,485
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,729 and 70,318 shares issued and 34,709 and 34,298 shares outstanding	707	703
Additional paid-in capital	671,783	683,549
Retained earnings	1,185,836	1,120,766
Accumulated other comprehensive loss	(601)	(514)
	1,857,725	1,804,504
Treasury stock, 36,020 shares of common held at cost	1,064,795	1,064,795
Total InterDigital, Inc. shareholders’ equity	792,930	739,709
Noncontrolling interest	12,726	14,659
Total equity	805,656	754,368
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,838,899	$1,727,853

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
REVENUES:
Patent licensing royalties	$132,321	$74,900	$221,547	$181,854
Technology solutions	3,458	1,015	8,762	1,825
	135,779	75,915	230,309	183,679

OPERATING EXPENSES:
Patent administration and licensing	25,479	28,285	54,886	55,452
Development	17,783	14,609	36,304	34,878
Selling, general and administrative	11,569	9,938	24,203	21,910
	54,831	52,832	115,393	112,240

Income from operations	80,948	23,083	114,916	71,439

OTHER EXPENSE (NET)	(2,330)	(706)	(5,144)	(7,843)
Income before income taxes	78,618	22,377	109,772	63,596
INCOME TAX (PROVISION) BENEFIT	(27,074)	16,652	(25,450)	2,584
NET INCOME	$51,544	$39,029	$84,322	$66,180
Net loss attributable to noncontrolling interest	(955)	(965)	(1,933)	(1,885)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$52,499	$39,994	$86,255	$68,065
NET INCOME PER COMMON SHARE — BASIC	$1.51	$1.16	$2.50	$1.96
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,686	34,499	34,528	34,772
NET INCOME PER COMMON SHARE — DILUTED	$1.46	$1.14	$2.39	$1.94
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,902	34,945	36,103	35,161
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.20	$0.60	$0.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Net income	$51,544	$39,029	$84,322	$66,180
Unrealized (loss) gain on investments, net of tax	(42)	136	(87)	388
Other-than-temporary impairment losses related to available for sale securities, net of income taxes of $0, $4, $0, $0	—	8	—	—
Comprehensive income	$51,502	$39,173	$84,235	$66,568
Comprehensive loss attributable to noncontrolling interest	(955)	(965)	(1,933)	(1,885)
Total comprehensive income attributable to InterDigital, Inc.	$52,457	$40,138	$86,168	$68,453

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,322	$66,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,255	25,942
Amortization of deferred financing costs and accretion of debt discount	6,458	8,959
Deferred revenue recognized	(155,737)	(69,423)
Increase in deferred revenue	187,777	282,170
Deferred income taxes	(6,167)	(41,000)
Tax benefit from share-based compensation	—	(9)
Share-based compensation	9,978	10,580
Gain on disposal of assets	—	3,491
Other	(1)	(87)
(Increase) decrease in assets:
Receivables	(170,580)	(50,313)
Deferred charges and other assets	(11,214)	(24,958)
Increase (decrease) in liabilities:
Accounts payable	(3,237)	(760)
Accrued compensation and other expenses	(4,353)	(9,947)
Accrued taxes payable and other tax contingencies	28,091	10,167
Net cash (used in) provided by operating activities	(6,408)	210,992
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(512,266)	(140,459)
Sales of short-term investments	356,431	351,865
Purchases of property and equipment	(825)	(2,266)
Capitalized patent costs	(16,551)	(16,368)
Acquisition of patents	—	(4,500)
Long-term investments	(701)	(2,000)
Net cash (used in) provided by investing activities	(173,912)	186,272
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	82	228
Payments on long-term debt	—	(230,000)
Dividends paid	(20,694)	(13,991)
Taxes withheld upon restricted stock unit vestings	(22,190)	(3,325)
Repurchase of common stock	—	(58,995)
Net cash (used in) financing activities	(42,802)	(306,083)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(223,122)	91,181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,074	510,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$180,952	$601,388
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,370	5,245
Income taxes paid, including foreign withholding taxes	14,110	52,285
Non-cash investing and financing activities:
Dividend payable	10,413	6,861
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(639)	(359)
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2017, and the results of our operations for the three and six months ended June 30, 2017 and 2016 and our cash flows for the six months June 30, 2017 and 2016. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (our “2016 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Guidance
Accounting Standards Update: Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We applied the standard beginning in first quarter 2017. Certain elements of our accounting for compensation costs associated with share-based transactions changed upon adoption of ASU 2016-09. We no longer account for these costs net of estimated award forfeitures. Instead, we adjust expense recognized to date in the event of canceled awards as they occur. The elimination of estimated forfeitures did not have a material impact on our financial statements for first half 2017. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls are included in our tax provision. We also adjusted our disclosures included within our condensed consolidated statements of cash flows. Tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities on a prospective basis and cash paid to tax authorities for shares withheld is included within financing activities retrospectively. Although these changes have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Refer to the Note 2, "Income Taxes," for detail regarding the impact of these changes on our financial statements for first half 2017.
In May 2017, the FASB issued ASU 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarity and reduces complexity in applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. We adopted this guidance early during second quarter 2017 and it had no immediate impact on our consolidated financial statements.
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
We expect the new guidance will affect our recognition of revenue from both our fixed-fee and per-unit license agreements. For accounting purposes under this new guidance, we will separate our fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement (“Dynamic Fixed-Fee Agreements”) and (ii) those agreements that do not provide for rights to such future technologies (“Static Fixed-Fee Agreements”). Under our current accounting practices, after the fair value allocation between the past and future components of the agreement, we recognize the future components of revenue from all fixed-fee license agreements on a straight-line basis over the term of the related license agreement. Upon adoption of the new guidance, we expect to continue to recognize revenue from Dynamic Fixed-Fee Agreements on a straight-line basis over the term of the related license agreement, while we expect to recognize most or all of the revenue from Static Fixed-Fee Agreements in the quarter the license agreement is signed. Based on our preliminary classifications of fixed-fee license agreements as either “Dynamic” or "Static," in first half 2017, approximately 69% of our fixed-fee revenue was derived from Dynamic Fixed-Fee Agreements, with the remainder coming from Static Fixed-Fee Agreements. Additionally, in the event a significant financing component is determined to exist in any of our agreements, we may recognize more or less revenue and corresponding interest expense or income, as appropriate. We are currently evaluating whether any of our agreements include a significant financing component and, if so, what effect that will have on our consolidated financial statements.
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
Accounting Standards Update: Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which eliminates the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this guidance early during second quarter 2017 and it had no immediate impact on the Company’s consolidated financial statements.
Accounting Standards Update: Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain measurement, presentation, and disclosure requirements for financial instruments. The new guidance must be adopted by means of a cumulative-effect adjustment to the balance sheet in the year of adoption and will be effective for the Company starting in first quarter 2018. Early adoption is permitted. We are in the process of determining the effect the adoption will have on the Company's consolidated financial statements.
2. INCOME TAXES
In first half 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a provision of 23.2%. The effective tax rate for first half 2017 was favorably impacted by our current year adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed above in Note 1, "Basis of Presentation." In conjunction with our adoption of the standard, we recorded discrete benefits of $12.1 million for excess tax benefits related to share-based compensation. The effective rate would have been a provision of 34.3% not including these discrete benefits. This is compared to an effective tax rate benefit of 4.1% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2016. The first half 2016 effective tax rate included a $23.7 million discrete net benefit related to domestic production activities refund claims for prior years.
During first half 2017 and 2016, we paid approximately $4.9 million and $43.7 million, respectively, of foreign source withholding tax. Additionally, as of June 30, 2017 and December 31, 2016, we have included $39.3 million and $10.7 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
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

	For the Three Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$52,499	$52,499	$39,994	$39,994
Denominator:
Weighted-average shares outstanding: Basic	34,686	34,686	34,499	34,499
Dilutive effect of stock options, RSUs, convertible securities and warrants		1,216		446
Weighted-average shares outstanding: Diluted		35,902		34,945
Earnings Per Share:
Net income: Basic	$1.51	$1.51	$1.16	$1.16
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.05)		(0.02)
Net income: Diluted		$1.46		$1.14

	For the Six Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$86,255	$86,255	$68,065	$68,065
Denominator:
Weighted-average shares outstanding: Basic	34,528	34,528	34,772	34,772
Dilutive effect of stock options, RSUs, convertible securities and warrants		1,575		389
Weighted-average shares outstanding: Diluted		36,103		35,161
Earnings Per Share:
Net income: Basic	$2.50	$2.50	$1.96	$1.96
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.11)		(0.02)
Net income: Diluted		$2.39		$1.94
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock units and stock options	26	142	13	159
Convertible securities	—	4,366	—	6,068
Warrants	4,368	8,455	—	8,502
Total	4,394	12,963	13	14,729
Convertible Notes
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes") ($72.12 per share as of June 30, 2017) or above the strike price of our outstanding warrants ($88.14 per share as of June 30,

2017), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. See Note 7, "Long-Term Debt," for additional information about the Convertible Notes and warrants.

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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $2.9 million based on the exchange rate as of June 30, 2017), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $14.7 million based on the exchange rate as of June 30, 2017). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at June 30, 2017 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
With respect to its arbitration counterclaim for fraudulent inducement, Asus stated in its pleadings that it was seeking return of excess royalties (which totaled close to $63 million as of the August 2016 date referenced in the pleadings and has increased with additional royalty payments made by Asus since such time), plus interest, costs and attorneys’ fees. The evidentiary hearing in the arbitration was held in January 2017, and the parties presented oral closing arguments on March 22, 2017. InterDigital has not yet received the arbitrators’ decision, which is expected by early August 2017.
The Company has not recorded any accrual at June 30, 2017, for contingent losses associated with these matters.  While a material loss is reasonably possible, the Company cannot estimate the potential range of loss with respect to the arbitration matter given the range of possible outcomes, nor with respect to the CA Northern District Court proceeding, as this matter is not at a sufficiently advanced stage to allow for such an estimate.
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
On May 9, 2017, InterDigital entered into a Settlement Agreement and Release of Claims (the “Microsoft Settlement Agreement”) with Microsoft Corporation, Microsoft Mobile, Inc., and Microsoft Mobile Oy, pursuant to which the parties agreed to terms for resolving all of their existing disputes and entered into a framework for future discussions for a patent license agreement and regarding technology collaboration in key areas. Pursuant to the Microsoft Settlement Agreement, in exchange for cash and other commitments from Microsoft, InterDigital agreed to a limited release on the past sales of certain Microsoft products, including Nokia terminal units sold during a limited period of time. InterDigital and Microsoft also agreed to terms for dismissal by them and Nokia Corporation of all outstanding litigation and other proceedings among these companies and their affiliates. On May 15, 2017, InterDigital and Microsoft entered into a stipulation of dismissal of the Delaware District Court Sherman Act proceedings pursuant to the Microsoft Settlement Agreement. The Delaware District Court dismissed the case with prejudice on May 16, 2017.
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
On May 15, 2017, InterDigital and Nokia/MMO filed a stipulation of dismissal of their dispute pursuant to the Microsoft Settlement Agreement discussed above. On May 16, 2017, the Delaware District Court granted the stipulation and dismissed the case with prejudice with respect to MMO, Nokia Corporation and Nokia, Inc. The case against ZTE remains pending.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through September 11, 2017.
On January 14, 2014, InterDigital and Huawei filed a stipulation of dismissal of their disputes in this action on account of the confidential settlement agreement mentioned above. On the same day, the Delaware District Court granted the stipulation of dismissal.
On May 15, 2017, InterDigital and Nokia filed a stipulation of dismissal of their dispute pursuant to the Microsoft Settlement Agreement discussed above. On May 16, 2017, the Delaware District Court granted the stipulation and dismissed the case with prejudice with respect to Nokia Corporation and Nokia Inc. The case remains pending with respect to ZTE and LG.
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
On May 15, 2017, InterDigital and Nokia filed a stipulation of dismissal of this dispute pursuant to the Microsoft Settlement Agreement discussed above. The Delaware District Court dismissed the case with prejudice on May 16, 2017.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2017.

5. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the six months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Balance beginning of period, December 31	$739,709	$510,519
Net income attributable to InterDigital, Inc.	86,255	68,065
Unrealized (loss) gain on investments, net	(87)	388
Cash dividends declared	(20,817)	(13,784)
Repurchase of common stock	—	(58,995)
Exercise of common stock options	82	228
Taxes withheld upon vesting of restricted stock units	(22,190)	(3,325)
Tax benefit from share-based compensation	—	(9)
Share-based compensation	9,978	10,580
Total InterDigital, Inc. shareholders’ equity end of period	$792,930	$513,667
Noncontrolling Interest Balance beginning of period, December 31	14,659	11,376
Net loss attributable to noncontrolling interest	(1,933)	(1,885)
Noncontrolling interest	12,726	9,491
Total Equity end of period	$805,656	$523,158
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
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program during 2016, 2015 and 2014, in thousands. We did not repurchase any shares of common stock in first half 2017.

	2014 Repurchase Program
	# of Shares	Value
2016	1,304	$64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,694	$313,720

Dividends
Cash dividends on outstanding common stock declared in 2017 and 2016 were as follows (in thousands, except per share data):

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	$10,413	20,817
	$0.60	$20,817

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
Fourth quarter	0.30	10,290	34,359
	$1.00	$34,359
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
Common Stock Warrants
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively. As of June 30, 2017, the warrants had a strike price of approximately $88.14 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At June 30, 2017 and December 31, 2016, four licensees comprised 95% and 91% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$177,452	$—	$—	$177,452
Commercial paper (b)	—	165,839	—	165,839
U.S. government securities	—	343,223	—	343,223
Corporate bonds, asset backed and other securities	—	198,873	—	198,873
	$177,452	$707,935	$—	$885,387
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $3.5 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$404,074	$—	$—	$404,074
Commercial paper	—	113,490	—	113,490
U.S. government securities	—	224,330	—	224,330
Corporate bonds, asset backed and other securities	—	210,867	—	210,867
	$404,074	$548,687	$—	$952,761
______________________________

(a)	Included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$278,479	$381,374	$316,000	$272,021	$428,575
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
The 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at a current conversion rate of 13.8664 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $72.12 per share), as adjusted pursuant to the terms of the indenture for the 2020 Notes (the "Indenture"). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle all conversions through combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the indenture to the 2020 Notes, including on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the applicable conversion price (approximately $93.76 based on the current conversion price) on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
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
On March 5 and March 9, 2015, we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.8 million and approximately 0.6 million, respectively, of common stock. As of June 30, 2017, the warrants had a strike price of approximately $88.14 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
The following table reflects the carrying value of the 2020 Notes as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Principal	$316,000	$316,000
Less:
Unamortized interest discount	(33,816)	(39,578)
Deferred financing costs	(3,705)	(4,401)
Net carrying amount of 2020 Notes	$278,479	$272,021
The following table presents the amount of interest cost recognized, which is included within Other Expense in our condensed consolidated statements of income, for the three and six months ended June 30, 2017 and June 30, 2016 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended June 30,
	2017	2016
Contractual coupon interest	$1,185	$1,185
Accretion of debt discount	2,909	2,745
Amortization of deferred financing costs	347	347
Total	$4,441	$4,277

	For the Six Months Ended June 30,
	2017	2016
Contractual coupon interest	$2,370	$3,807
Accretion of debt discount	5,763	7,938
Amortization of deferred financing costs	695	1,021
Total	$8,828	$12,766
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of June 30, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $23.1 million and $3.7 million, respectively. Assets included $13.7 million of cash and cash equivalents and $9.4 million of patents, net. As of December 31, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $28.9 million and $2.3 million, respectively. Assets included $20.3 million of cash and cash equivalents and $8.0 million of patents, net. The impact of consolidating these variable interest entities on our condensed consolidated statements of income was not significant.
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

Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For both the three months ended June 30, 2017 and 2016, we have allocated approximately $1.0 million of Convida Wireless's net loss to noncontrolling interests held by other parties. For both the six months ended June 30, 2017 and 2016, we have allocated approximately $1.9 million of Convida Wireless's net loss to noncontrolling interests held by other parties.
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
Microsoft Settlement
On May 9, 2017, we entered into a Settlement Agreement and Release of Claims with Microsoft Corporation, Microsoft Mobile, Inc., and Microsoft Mobile Oy (the "Microsoft Settlement Agreement"), pursuant to which the parties agreed to terms for resolving all of their existing disputes and entered into a framework for future discussions for a patent license agreement and regarding technology collaboration in key areas. Pursuant to the settlement agreement, in exchange for cash and other commitments from Microsoft, we agreed to a limited release on the past sales of certain Microsoft products, including Nokia terminal units sold during a limited period of time.
Samsung Patent License Agreement
As previously disclosed, in second quarter 2014, we entered into a patent license agreement with Samsung. That agreement provided Samsung the right to terminate certain rights and obligations under the license for the period after 2017 but had the potential to provide a license to Samsung for a total of ten years, including 2013.  Samsung did not elect to terminate such rights and obligations, and the period for such election has expired.  Accordingly, the term of our patent license agreement with Samsung ends on December 31, 2022.
Recurring Revenue
Recurring revenue of $87.9 million in second quarter 2017 decreased $6.6 million from $94.5 million in first quarter 2017 primarily due to the expiration at the end of 2016 of four of our per-unit licensees, the final payments under which were received in first quarter 2017, as well as lower shipments from one of our technology solutions customers. The expired licensees collectively accounted for $20.6 million, or approximately 3%, of our total revenue in 2016.
Refer to "Results of Operations -- First Six Months 2017 Compared to First Six Months 2016" and "Results of Operations -- Second Quarter 2017 Compared to Second Quarter 2016" for further discussion of our 2017 revenue.
Comparability of Financial Results
When comparing second quarter 2017 financial results against other periods, the following items should be taken into consideration:

•	$47.9 million of past sales.
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
Cash, cash equivalents and short-term investments
At June 30, 2017, and December 31, 2016, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2017	December 31, 2016	Increase / (Decrease)
Cash and cash equivalents	$180,952	$404,074	$(223,122)
Short-term investments	704,435	548,687	155,748
Total cash and cash equivalents and short-term investments	$885,387	$952,761	$(67,374)
The net decrease in cash, cash equivalents and short-term investments was primarily attributable to cash payments for payroll taxes upon the vesting of restricted stock units of $22.2 million, dividend payments of $20.7 million, capitalized patent costs of $16.6 million and $6.4 million of cash used by operating activities.
Cash flows from operations
We (used) generated the following cash flows from our operating activities in first half 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016	Increase / (Decrease)
Net cash (used) provided by operating activities	$(6,408)	$210,992	$(217,400)

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $217.4 million was primarily attributable to a decrease in cash receipts of $264.7 million. The decrease in cash receipts was primarily driven by collections of fixed-fee royalty payments in first half 2016 under the Huawei arbitration award and related patent license agreement. Additionally, current royalty payments decreased due to the entry into our fixed-fee patent license agreement with Apple in fourth quarter 2016, which affected the timing of cash receipts associated with royalties on Apple products. In 2016, cash receipts associated with royalties on Apple products were received on a quarterly basis and were included in current royalties. Taxes paid decreased by $38.2 million primarily due to lower foreign withholding tax payments driven by both the timing and source of cash receipts. The table below sets forth the significant items comprising our cash flows provided by operating activities during the six months ended June 30, 2017, and 2016 (in thousands).

	For the Six Months Ended June 30,
	2017	2016	Increase / (Decrease)
Cash Receipts:
Current royalties [a]	$74,363	$127,416	$(53,053)
Fixed-fee royalty payments	4,000	224,237	(220,237)
Prepaid royalties	—	3,356	(3,356)
Technology solutions	13,712	1,753	11,959
Total cash receipts	$92,075	$356,762	$(264,687)

Cash Outflows:
Cash operating expenses [b]	77,160	75,718	1,442
Income taxes paid [c]	14,110	52,285	(38,175)
Total cash outflows	91,270	128,003	(36,733)

Other working capital adjustments	(7,213)	(17,767)	10,554

Cash flows (used in) provided by operating activities	$(6,408)	$210,992	$(217,400)

(a) Current royalties included $46.6 million and $5.4 million of past sales recognized for the six months ended June 30, 2017, and 2016, respectively.
(b) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents and non-cash compensation.
(c) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2017, and December 31, 2016 (in thousands), as follows:

	June 30, 2017	December 31, 2016	Increase / (Decrease)
Current assets	$1,336,021	$1,221,119	$114,902
Less: current liabilities	379,678	425,480	(45,802)
Working capital	956,343	795,639	160,704
Subtract:
Cash and cash equivalents	180,952	404,074	(223,122)
Short-term investments	704,435	548,687	155,748
Add:
Current deferred revenue	294,876	360,192	(65,316)
Adjusted working capital	$365,832	$203,070	$162,762

The $162.8 million net increase in adjusted working capital is primarily attributable to a net increase in accounts receivable of $170.6 million due to the timing of payments related to existing agreements. Additionally, the payment of accrued compensation of $10.9 million primarily related to the Company's 2016 short-term incentive plan contributed to the increase. These increases were partially offset by an increase in accrued foreign withholding tax related to the increase in accounts receivable discussed above.
Cash flows from investing and financing activities
Net cash used in investing activities for first half 2017 was $173.9 million, a $360.2 million change from $186.3 million net cash provided in first half 2016. We purchased $155.8 million, net of sales, and sold $211.4 million, net of purchases, of short-term marketable securities in first half 2017 and 2016, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $16.6 million in first half 2017 from $20.9 million in first half 2016, primarily due to a $4.5 million patent acquisition in first half 2016.
Net cash used in financing activities for first half 2017 was $42.8 million, a $263.3 million decrease from $306.1 million in first half 2016. This decrease was primarily attributable to the repayment of the $230.0 million aggregate principal amount of the Company's 2.50% Senior Convertible Notes due 2016 (the "2016 Notes") in first quarter 2016 and a $59.0 million decrease in repurchases of common stock in first half 2017. These decreases were partially offset by an $18.9 million increase in payroll taxes upon the vesting of restricted stock units and a $6.7 million increase in dividends paid in first half 2017. The increase in payroll taxes was driven by both an increased number of restricted stock units vested and a higher share price on vest date in first half 2017 as compared to restricted stock unit vestings in first half 2016. The increase in dividend payments was attributable to the September 2016 increase in the Company’s regular quarterly cash dividend, from $0.20 per share to $0.30 per share.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2017, was approximately $653.2 million, an increase of $32.0 million from December 31, 2016. We have no material obligations associated with such deferred revenue. The increase was primarily due to a gross increase in deferred revenue of $187.8 million associated with fixed-fee agreement payments due within twelve months, which were partially offset by $155.7 million of deferred revenue recognized. The deferred revenue recognized was comprised of $146.4 million of amortized fixed-fee royalty payments and $9.3 million in per-unit exhaustion of prepaid royalties.
Based on current license agreements and under current GAAP, we expect the amortization of fixed-fee royalty payments and the scheduled expiration of an agreement to reduce the June 30, 2017, deferred revenue balance of $653.2 million by $294.9 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
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
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($72.12 per share as of June 30, 2017) or above the strike price of the warrants ($88.14 per share as of June 30, 2017), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of Convertible Notes outstanding as of June 30, 2017 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

Market Price Per Share	Shares Issuable Upon Conversion of Convertible Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the Hedge Agreements	Incremental Shares Issuable (a)
	(Shares in thousands)
$70	—	—	—	—	—
$80	432	—	432	(432)	—
$85	664	—	664	(664)	—
$90	871	91	962	(871)	91
$95	1,055	316	1,371	(1,055)	316
$100	1,222	520	1,742	(1,222)	520
$105	1,372	704	2,076	(1,372)	704
$110	1,509	871	2,380	(1,509)	871
$115	1,634	1,023	2,657	(1,634)	1,023
$120	1,748	1,163	2,911	(1,748)	1,163

(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.
RESULTS OF OPERATIONS
Second Quarter 2017 Compared to Second Quarter 2016
Revenues
The following table compares second quarter 2017 revenues to second quarter 2016 revenues (in thousands):

	For the Three Months Ended June 30,
	2017	2016	Increase/(Decrease)
Per-unit royalty revenue	$11,398	$44,525	$(33,127)	(74)%
Fixed-fee amortized royalty revenue	73,063	29,098	43,965	151%
Current patent royalties [a]	84,461	73,623	10,838	15%
Past patent royalties [b]	47,860	1,277	46,583	3,648%
Total patent licensing royalties	132,321	74,900	57,421	77%
Current technology solutions revenue [a]	3,458	1,015	2,443	241%
Total revenue	$135,779	$75,915	$59,864	79%

a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $59.9 million increase in total revenue was primarily driven by the increase in past patent royalties of $46.6 million primarily due to the Microsoft Settlement Agreement signed during second quarter 2017. Fixed-fee revenue increased $44.0 million primarily related to the signing of patent license agreements with Huawei and Apple in third quarter and fourth quarter 2016, respectively. Current technology solutions revenue increased by $2.4 million primarily due to increased shipments by one of our technology solutions customers and the inclusion of revenue from Hillcrest Laboratories ("Hillcrest"). These increases were partially offset by decreased per-unit royalty revenue, which was primarily attributable to entry into the Apple agreement, as royalties related to Apple products covered under our per-unit patent license agreement with Pegatron were previously included in per-unit revenues.
In second quarter 2017 and second quarter 2016, 81% and 56% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In second quarter 2017 and second quarter 2016, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended June 30,
	2017	2016
Microsoft	35%	—%
Apple	21%	—%
Samsung	13%	23%
Huawei	12%	—%
Pegatron	< 10%	33%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2017 and second quarter 2016 by category (in thousands):

	For the Three Months Ended June 30,
	2017	2016	Increase/(Decrease)
Patent administration and licensing	$25,479	$28,285	$(2,806)	(10)%
Development	17,783	14,609	3,174	22%
Selling, general and administrative	11,569	9,938	1,631	16%
Total operating expenses	$54,831	$52,832	$1,999	4%
Operating expenses increased to $54.8 million in second quarter 2017 from $52.8 million in second quarter 2016. The $2.0 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Commercial initiatives	$2,121
Consulting services	1,711
Depreciation and amortization	661
Other	481
Bad debt expense	456
Intellectual property enforcement and non-patent litigation	(2,462)
Patent maintenance	(969)
Total increase in operating expenses	$1,999

The $2.1 million increase in costs associated with commercial initiatives was primarily related to the acquisition of Hillcrest during fourth quarter 2016. The $1.7 million increase in consulting services primarily related to spending on development projects, as well as corporate initiatives including the implementation of a new enterprise resource planning system. The $0.7 million increase in depreciation and amortization primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisition, largely due to the Hillcrest acquisition. The $0.5 million of bad debt expense related to an unpaid royalties reserve established with respect to a technology solutions licensee experiencing financial issues. The $2.5 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with licensee arbitrations. Patent maintenance costs decreased $1.0 million as a result of the Company's initiatives to more efficiently prosecute and maintain its patent portfolio.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement and non-patent litigation. This decrease was partially offset by an increase in patent amortization expense as discussed above.
Development Expense: The increase in development expense primarily resulted from the above-noted increases in commercial initiatives and consulting services expenses.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases in commercial initiatives and consulting services expenses.
Other (Expense) Income
The following table compares second quarter 2017 other (expense) income to second quarter 2016 other (expense) income (in thousands):

	For the Three Months Ended June 30,
	2017	2016	Change
Interest expense	$(4,442)	$(4,278)	$(164)	4%
Other	113	3,070	(2,957)	(96)%
Interest and investment income	1,999	502	1,497	298%
	$(2,330)	$(706)	$(1,624)	230%

In second quarter 2017, other expense was $2.3 million as compared to other expense of $0.7 million in second quarter 2016. The change between periods was primarily due to the recognition of a $3.4 million gain on the sale of our former King of Prussia facility included within other income in second quarter 2016. Interest and investment income increased $1.5 million primarily due to higher average investment balances and higher returns during second quarter 2017 as compared to second quarter 2016.
Income tax provision
In second quarter 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a provision of 34.4%. This is compared to an effective tax rate benefit of 74.4% based on the statutory federal tax rate net of discrete federal and state taxes during second quarter 2016. The second quarter 2016 effective tax rate included a $23.7 million discrete net benefit related to domestic production activities refund claims for prior years.
First Half 2017 Compared to First Half 2016
Revenues
The following table compares first half 2017 revenues to first half 2016 revenues (in thousands):

	For the Six Months Ended June 30,
	2017	2016	Increase/(Decrease)
Per-unit royalty revenue	$27,257	$118,214	$(90,957)	(77)%
Fixed-fee amortized royalty revenue	146,430	58,196	88,234	152%
Current patent royalties [a]	173,687	176,410	(2,723)	(2)%
Past patent royalties [b]	47,860	5,444	42,416	779%
Total patent licensing royalties	221,547	181,854	39,693	22%
Current technology solutions revenue [a]	8,762	1,825	6,937	380%
Total revenue	$230,309	$183,679	$46,630	25%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $46.6 million increase in total revenue was primarily driven by the increase in past patent royalties of $42.4 million primarily due to the Microsoft Settlement Agreement signed during second quarter 2017. Fixed-fee revenue increased $88.2 million and was primarily attributable to the signing of patent license agreements with Huawei and Apple in third quarter and fourth quarter 2016, respectively. Current technology solutions revenue increased by $6.9 million primarily due to increased shipments by one of our technology solutions customers and the inclusion of revenue from Hillcrest. These increases were partially offset by a $91.0 million decrease in per-unit royalty revenue primarily attributable to entry into the Apple agreement, as royalties related to Apple products covered under our per-unit patent license agreement with Pegatron were previously included in per-unit revenue.
In first half 2017 and first half 2016, 73% and 60% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2017 and first half 2016, the following companies accounted for 10% or more of our total revenue:

	For the Six Months Ended June 30,
	2017	2016
Apple	24%	—%
Microsoft	20%	—%
Samsung	15%	19%
Huawei	14%	—%
Pegatron	< 10%	41%

Operating Expenses

The following table summarizes the changes in operating expenses between first half 2017 and first half 2016 by category (in thousands):

	For the Six Months Ended June 30,
	2017	2016	Increase/(Decrease)
Patent administration and licensing	$54,886	$55,452	$(566)	(1)%
Development	36,304	34,878	1,426	4%
Selling, general and administrative	24,203	21,910	2,293	10%
Total operating expenses	$115,393	$112,240	$3,153	3%
Operating expenses increased 3% to $115.4 million in first half 2017 from $112.2 million in first half 2016. The $3.2 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Commercial initiatives	$4,896
Depreciation and amortization	2,310
Consulting services	1,806
Other	686
Bad debt expense	456
Intellectual property enforcement and non-patent litigation	(2,303)
Performance-based incentive compensation	(2,119)
Personnel-related costs	(1,399)
Patent maintenance	(1,180)
Total increase in operating expenses	$3,153
The $4.9 million increase in costs associated with commercial initiatives was primarily related to the acquisition of Hillcrest during fourth quarter 2016. The $2.3 million increase in depreciation and amortization primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisition, largely due to the Hillcrest acquisition. The $1.8 million increase in consulting services primarily related to spending on development projects, as well as corporate initiatives including the implementation of a new enterprise resource planning system. The $0.5 million of bad debt expense related to an unpaid royalties reserve established with respect to a technology solutions licensee experiencing financial issues. The $2.3 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with licensee arbitrations. The $2.1 million decrease in performance-based incentive compensation was primarily driven by the recognition of a $3.0 million non-recurring charge to increase accrual rates associated with our long-term performance-based compensation plans in first half 2016. The $1.4 million decrease in personnel-related costs was primarily attributable to a one-time severance charge recognized in first half 2016. Patent maintenance costs decreased $1.2 million as a result of the Company's initiatives to more efficiently prosecute and maintain its patent portfolio.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in intellectual property enforcement and non-patent litigation. This decrease was partially offset by an increase in patent amortization expense as discussed above.
Development Expense: The increase in development expense primarily resulted from the above-noted increases in commercial initiatives and consulting services expenses. These increases were partially offset by decreased performance-based incentive compensation and personnel-related costs as discussed above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases in commercial initiatives and consulting services expenses. These increases were partially offset by decreased performance-based incentive compensation costs as discussed above.

Other (Expense) Income
The following table compares first half 2017 other (expense) income to first half 2016 other (expense) income (in thousands):

	For the Six Months Ended June 30,
	2017	2016	Change
Interest expense	$(8,828)	$(12,463)	$3,635	(29)%
Other	(104)	2,957	(3,061)	(104)%
Interest and investment income	3,788	1,663	2,125	128%
	$(5,144)	$(7,843)	$2,699	(34)%
In first half 2017, other expense was $5.1 million as compared to other expense of $7.8 million in first half 2016. The change between periods was primarily due to lower interest expense as a result of the repayment of the 2016 Notes in first quarter 2016 and higher investment income attributable to higher average investments balances and returns during first half 2017 as compared to first half 2016. The decrease in other income was primarily related to a $3.4 million gain on the sale of our former King of Prussia facility in first half 2016.
Income tax provision
In first half 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a provision of 23.2%. The effective tax rate for first half 2017 was favorably impacted by our current year adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed above in Note 1, “Basis of Presentation.” In conjunction with our adoption of the standard, we recorded discrete benefits of $12.1 million for excess tax benefits related to share-based compensation. The effective rate would have been a provision of 34.3% not including these discrete benefits. This is compared to an effective tax rate benefit of 4.1% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2016. The first half 2016 effective tax rate included a $23.7 million discrete net benefit related to domestic production activities refund claims for prior years.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments and the scheduled expiration of an agreement will reduce our June 30, 2017, deferred revenue balance over the next twelve months;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Asustek Actions
Reference is made to the Asustek arbitration previously disclosed in the 2016 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the "First Quarter 2017 Form 10-Q"). InterDigital has not yet received the arbitrators’ decision, which is now expected by early August 2017.

Microsoft Sherman Act Delaware Proceedings
Reference is made to the Microsoft Sherman Act proceedings in the Delaware District Court previously disclosed in the 2016 Form 10-K. On May 9, 2017, InterDigital entered into a Settlement Agreement and Release of Claims (the “Microsoft Settlement Agreement”) with Microsoft Corporation, Microsoft Mobile, Inc., and Microsoft Mobile Oy ("MMO"), pursuant to which the parties agreed to terms for resolving all of their existing disputes and entered into a framework for future discussions for a patent license agreement and regarding technology collaboration in key areas. Pursuant to the Microsoft Settlement Agreement, in exchange for cash and other commitments from Microsoft, InterDigital agreed to a limited release on the past sales of certain Microsoft products, including Nokia terminal units sold during a limited period of time. InterDigital and Microsoft also agreed to terms for dismissal by them and Nokia Corporation of all outstanding litigation and other proceedings among these companies and their affiliates. On May 15, 2017, InterDigital and Microsoft entered into a stipulation of dismissal of the Delaware District Court Sherman Act proceedings pursuant to the Microsoft Settlement Agreement. The Delaware District Court dismissed the case with prejudice on May 16, 2017.
Nokia and ZTE 2013 USITC Proceeding (337-TA-868) and Related Delaware District Court Proceedings
Reference is made to the USITC proceeding and related Delaware District Court proceedings initiated in January 2013 involving InterDigital, Nokia/MMO and ZTE previously disclosed in the 2016 Form 10-K and the First Quarter 2017 Form 10-Q. On May 15, 2017, InterDigital and Nokia/MMO filed a stipulation of dismissal of their dispute pursuant to the Microsoft Settlement Agreement discussed above. On May 16, 2017, the Delaware District Court granted the stipulation and dismissed the case with prejudice with respect to MMO, Nokia Corporation and Nokia, Inc. The case against ZTE remains pending.
Nokia and ZTE 2011 USITC Proceeding (337-TA-800) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital, Nokia, ZTE and LG previously disclosed in the 2016 Form 10-K and the First Quarter 2017 Form 10-Q. On May 15, 2017, InterDigital and Nokia filed a stipulation of dismissal of their dispute pursuant to the Microsoft Settlement Agreement discussed above. On May 16, 2017, the Delaware District Court granted the stipulation and dismissed the case with prejudice with respect to Nokia Corporation and Nokia Inc. The case remains pending with respect to ZTE and LG and is now stayed through September 11, 2017.
Nokia 2007 USITC Proceeding (337-TA-613) and Related Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital, Nokia, ZTE and LG previously disclosed in the 2016 Form 10-K. On May 15, 2017, InterDigital and Nokia filed a stipulation of dismissal of their dispute pursuant to the Microsoft Settlement Agreement discussed above. The Delaware District Court dismissed the case with prejudice on May 16, 2017.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its common stock during second quarter 2017.
Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†*10.1	InterDigital, Inc. 2017 Equity Incentive Plan (Exhibit 10.1 to InterDigital's Registration Statement on Form S-8 filed with the SEC on June 15, 2017 (File No. 333-218755)).

†*10.2	Form of Agreement for Time-Based Restricted Stock Unit Awards under 2017 Equity Incentive Plan (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated June 16, 2017).

†*10.3	Form of Agreement for Performance-Based Restricted Stock Unit Awards under 2017 Equity Incentive Plan (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated June 16, 2017).

†*10.4	Form of Agreement for Option Awards under 2017 Equity Incentive Plan (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated June 16, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: July 27, 2017	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: July 27, 2017	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
†*10.1	InterDigital, Inc. 2017 Equity Incentive Plan (Exhibit 10.1 to InterDigital's Registration Statement on Form S-8 filed with the SEC on June 15, 2017 (File No. 333-218755)).

†*10.2	Form of Agreement for Time-Based Restricted Stock Unit Awards under 2017 Equity Incentive Plan (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated June 16, 2017).

†*10.3	Form of Agreement for Performance-Based Restricted Stock Unit Awards under 2017 Equity Incentive Plan (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated June 16, 2017).

†*10.4	Form of Agreement for Option Awards under 2017 Equity Incentive Plan (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated June 16, 2017).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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