Form 10-Q
period 2017-09-30
InterDigital, Inc.
filed 2017-10-26
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,711,424
Title of Class	Outstanding at October 24, 2017

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,557	$404,074
Short-term investments	683,655	548,687
Accounts receivable, less allowances of $456 and $0	400,126	228,464
Prepaid and other current assets	52,966	39,894
Total current assets	1,420,304	1,221,119
PROPERTY AND EQUIPMENT, NET	11,097	12,626
PATENTS, NET	310,262	310,768
DEFERRED TAX ASSETS	157,385	149,532
OTHER NON-CURRENT ASSETS	37,074	33,808
	515,818	506,734
TOTAL ASSETS	$1,936,122	$1,727,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,400	$14,050
Accrued compensation and related expenses	18,033	22,065
Deferred revenue	351,012	360,192
Taxes payable	39,300	10,660
Dividends payable	12,149	10,290
Other accrued expenses	8,545	8,223
Total current liabilities	440,439	425,480
LONG-TERM DEBT	281,774	272,021
LONG-TERM DEFERRED REVENUE	373,049	261,013
OTHER LONG-TERM LIABILITIES	8,844	14,971
TOTAL LIABILITIES	1,104,106	973,485
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,730 and 70,318 shares issued and 34,710 and 34,298 shares outstanding	707	703
Additional paid-in capital	675,872	683,549
Retained earnings	1,209,012	1,120,766
Accumulated other comprehensive loss	(695)	(514)
	1,884,896	1,804,504
Treasury stock, 36,020 shares of common held at cost	1,064,795	1,064,795
Total InterDigital, Inc. shareholders’ equity	820,101	739,709
Noncontrolling interest	11,915	14,659
Total equity	832,016	754,368
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,936,122	$1,727,853

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
REVENUES:
Patent licensing royalties	$92,566	$205,517	$314,113	$387,371
Technology solutions	4,759	2,790	13,521	4,615
	97,325	208,307	327,634	391,986

OPERATING EXPENSES:
Patent administration and licensing	28,673	26,149	83,559	81,601
Development	15,924	15,560	52,228	50,438
Selling, general and administrative	11,853	9,880	36,056	31,790
	56,450	51,589	171,843	163,829

Income from operations	40,875	156,718	155,791	228,157

OTHER EXPENSE (NET)	(2,187)	(3,798)	(7,331)	(11,641)
Income before income taxes	38,688	152,920	148,460	216,516
INCOME TAX PROVISION	(3,963)	(49,397)	(29,413)	(46,813)
NET INCOME	$34,725	$103,523	$119,047	$169,703
Net loss attributable to noncontrolling interest	(811)	(943)	(2,744)	(2,828)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$35,536	$104,466	$121,791	$172,531
NET INCOME PER COMMON SHARE — BASIC	$1.02	$3.05	$3.52	$4.99
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,709	34,280	34,589	34,607
NET INCOME PER COMMON SHARE — DILUTED	$1.00	$2.99	$3.40	$4.92
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,388	34,953	35,865	35,091
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.30	$0.95	$0.70

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Net income	$34,725	$103,523	$119,047	$169,703
Unrealized (loss) gain on investments, net of tax	(94)	(186)	(181)	202
Comprehensive income	$34,631	$103,337	$118,866	$169,905
Comprehensive loss attributable to noncontrolling interest	(811)	(943)	(2,744)	(2,828)
Total comprehensive income attributable to InterDigital, Inc.	$35,442	$104,280	$121,610	$172,733

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,047	$169,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,809	39,150
Amortization of deferred financing costs and accretion of debt discount	9,753	12,078
Deferred revenue recognized	(240,331)	(242,104)
Increase in deferred revenue	330,387	324,122
Deferred income taxes	(7,853)	(1,780)
Tax benefit from share-based compensation	—	(9)
Share-based compensation	13,901	15,301
Gain on disposal of assets	—	3,491
Other	(4)	(225)
(Increase) decrease in assets:
Receivables	(171,662)	(93,015)
Deferred charges and other assets	(13,316)	(22,698)
Increase (decrease) in liabilities:
Accounts payable	(3,198)	(7,204)
Accrued compensation and other expenses	(1,798)	(10,099)
Accrued taxes payable and other tax contingencies	20,606	14,153
Net cash provided by operating activities	98,341	200,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(813,267)	(559,160)
Sales of short-term investments	678,119	388,402
Purchases of property and equipment	(942)	(3,477)
Capitalized patent costs	(26,306)	(24,274)
Acquisition of patents	—	(4,800)
Long-term investments	(3,201)	(2,000)
Net cash (used in) investing activities	(165,597)	(205,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	82	302
Payments on long-term debt	—	(230,000)
Dividends paid	(31,107)	(20,849)
Taxes withheld upon restricted stock unit vestings	(22,236)	(3,368)
Repurchase of common stock	—	(64,685)
Net cash (used in) financing activities	(53,261)	(318,600)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,517)	(323,045)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,074	510,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$283,557	$187,162
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	4,740	7,615
Income taxes paid, including foreign withholding taxes	29,173	58,626
Non-cash investing and financing activities:
Dividend payable	12,149	10,285
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(548)	(690)
Non-cash acquisition of patents	12,800	7,900
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2017, and the results of our operations for the three and nine months ended September 30, 2017 and 2016 and our cash flows for the nine months ended September 30, 2017 and 2016. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (our “2016 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
New Accounting Guidance
Accounting Standards Update: Stock Compensation
In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We applied the standard beginning in first quarter 2017. Certain elements of our accounting for compensation costs associated with share-based transactions changed upon adoption of ASU 2016-09. We no longer account for these costs net of estimated award forfeitures. Instead, we adjust expense recognized to date in the event of canceled awards as they occur. The elimination of estimated forfeitures did not have a material impact on our financial statements for first nine months 2017. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls are included in our tax provision. We also adjusted our disclosures included within our condensed consolidated statements of cash flows. Tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities on a prospective basis and cash paid to tax authorities for shares withheld is included within financing activities retrospectively. Although these changes have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Refer to the Note 2, "Income Taxes," for detail regarding the impact of these changes on our financial statements for first nine months 2017.
In May 2017, the FASB issued ASU 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarity and reduces complexity in applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. We adopted this guidance early during second quarter 2017, and it had no immediate impact on our consolidated financial statements.
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
The new guidance will affect our recognition of revenue from both our fixed-fee and per-unit license agreements. For accounting purposes under this new guidance, we will separate our fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement (“Dynamic Fixed-Fee Agreements”) and (ii) those agreements that do not provide for rights to such future technologies (“Static Fixed-Fee Agreements”). Under our current accounting practices, after the fair value allocation between the past and future components of the agreement, we recognize the future components of revenue from all fixed-fee license agreements on a straight-line basis over the term of the related license agreement. Upon adoption of the new guidance, we expect to continue to recognize revenue from Dynamic Fixed-Fee Agreements on a straight-line basis over the term of the related license agreement, while we expect to recognize most or all of the revenue from Static Fixed-Fee Agreements in the quarter the license agreement is signed. Regardless of the transition method we use, we will not recognize any revenue post adoption from Static Fixed-Fee Agreements already in existence at the time the guidance is adopted. Based on our preliminary classifications of fixed-fee license agreements as either “Dynamic” or "Static," in first nine months 2017, approximately 69% of our fixed-fee revenue was derived from Dynamic Fixed-Fee Agreements, with the remainder coming from Static Fixed-Fee Agreements. Additionally, in the event a significant financing component is determined to exist in any of our agreements, we may recognize more or less revenue and corresponding interest expense or income, as appropriate. We are currently evaluating whether any of our agreements include a significant financing component and, if so, what effect such a component will have on our consolidated financial statements.
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
We currently expect to adopt the new guidance effective January 1, 2018, using the cumulative effect transition method.
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
Accounting Standards Update: Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU.  The Company adopted this guidance early during first quarter 2017, and it had no immediate impact on the Company’s consolidated financial statements.
Accounting Standards Update: Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The Company adopted this guidance early during first quarter 2017, and it had no immediate impact on the Company’s consolidated financial statements.
Accounting Standards Update: Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which eliminates the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this guidance early during second quarter 2017, and it had no immediate impact on the Company’s consolidated financial statements.
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
2. INCOME TAXES
In first nine months 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a provision of 19.8%. The effective tax rate for first nine months 2017 was favorably impacted by our current year adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed above in Note 1, "Basis of Presentation." In conjunction with our adoption of the standard, we recorded discrete benefits of $12.1 million for excess tax benefits related to share-based compensation. We also recorded discrete benefits of $9.1 million primarily related to the reversal of uncertain tax positions associated with domestic production activities refund claims. The effective rate would have been a provision of 34.2% not including these discrete benefits. This is compared to an effective tax rate benefit of 21.6% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2016. The first nine months 2016 effective tax rate included a $24.0 million discrete net benefit related to domestic production activities refund claims for prior years.
During first nine months 2017 and 2016, we paid approximately $11.7 million and $50.0 million, respectively, of foreign source withholding tax. Additionally, as of September 30, 2017 and December 31, 2016, we have included $39.3 million and $10.7 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
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

	For the Three Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$35,536	$35,536	$104,466	$104,466
Denominator:
Weighted-average shares outstanding: Basic	34,709	34,709	34,280	34,280
Dilutive effect of stock options, RSUs, convertible securities and warrants		679		673
Weighted-average shares outstanding: Diluted		35,388		34,953
Earnings Per Share:
Net income: Basic	$1.02	$1.02	$3.05	$3.05
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.02)		(0.06)
Net income: Diluted		$1.00		$2.99

	For the Nine Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$121,791	$121,791	$172,531	$172,531
Denominator:
Weighted-average shares outstanding: Basic	34,589	34,589	34,607	34,607
Dilutive effect of stock options, RSUs, convertible securities and warrants		1,276		484
Weighted-average shares outstanding: Diluted		35,865		35,091
Earnings Per Share:
Net income: Basic	$3.52	$3.52	$4.99	$4.99
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.12)		(0.07)
Net income: Diluted		$3.40		$4.92
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of EPS because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of EPS for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock units and stock options	25	13	18	103
Convertible securities	—	4,366	—	4,366
Warrants	4,386	4,366	—	7,261
Total	4,411	8,745	18	11,730
Convertible Notes
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes") ($72.12 per share as of September 30, 2017) or above the strike price of our outstanding warrants ($88.03 per share as of September 30, 2017), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. See Note 7, "Long-Term Debt," for additional information about the Convertible Notes and warrants.

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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.0 million based on the exchange rate as of September 30, 2017), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.0 million based on the exchange rate as of September 30, 2017). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at September 30, 2017 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
On October 14, 2016, Pegatron filed in the arbitration a motion to dismiss for lack of jurisdiction, arguing that Pegatron’s counterclaims and InterDigital’s corresponding declaratory judgment claims were not arbitrable. Following briefing and an oral argument, on September 18, 2017, the tribunal issued a Partial Final Award and determined by majority decision that none of Pegatron’s counterclaims, nor InterDigital’s related claim for declaratory relief, are arbitrable. The arbitration remains pending with respect to InterDigital’s breach of contract claim.
In light of the arbitral award regarding jurisdiction, Pegatron’s claims are pending before the CA Northern District Court. The schedule for this matter has not yet been entered, except that a case management conference is currently scheduled for December 6, 2017.
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
On July 14, 2016, Asus filed a motion to lift the stay in the CA Northern District Court proceeding along with a notice of the arbitral tribunal’s decision on arbitrability, informing the court of the arbitrators’ decision that, other than InterDigital’s breach of contract claims and Asus’s fraudulent inducement claim, no other claim or counterclaim is arbitrable. Asus then filed in the CA Northern District Court an amended complaint on August 18, 2016. This amended complaint includes all of the claims in Asus’s first CA Northern District Court complaint except fraudulent inducement and adds a claim of violation of the Delaware Consumer Fraud Act. It seeks the same relief as its first CA Northern District Court complaint, but also seeks a ruling that each of InterDigital’s patents “declared [to standards-setting organizations] to be essential or potentially essential” is unenforceable and any contracts InterDigital entered into in furtherance of its unlawful conduct are void. On September 8, 2016, InterDigital filed its answer and counterclaims to Asus’s amended complaint. It denied Asus’s claims and filed a counterclaim for declaratory judgment that Asus’s tort claims are invalid or preempted as applied under the First Amendment to the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code. On September 28, 2016, Asus answered and denied InterDigital’s counterclaims. On December 16, 2016, the court set a case schedule that includes a May 2019 trial date.
With respect to its arbitration counterclaim for fraudulent inducement, Asus stated in its pleadings that it was seeking return of excess royalties (which totaled close to $63 million as of the August 2016 date referenced in the pleadings and has increased with additional royalty payments made by Asus since such time), plus interest, costs and attorneys’ fees. The evidentiary hearing in the arbitration was held in January 2017, and the parties presented oral closing arguments on March 22, 2017. On August 2, 2017, the arbitral tribunal issued its Final Award. The tribunal fully rejected Asus’s counterclaim, finding that InterDigital did not fraudulently induce Asus to enter into the 2008 Asus PLA. Accordingly, the tribunal dismissed Asus’s fraudulent inducement counterclaim in its entirety. The tribunal also dismissed InterDigital’s claims that Asus breached the confidentiality provisions and the dispute resolution provisions of the 2008 Asus PLA. On October 20, 2017, InterDigital and Asus jointly moved to confirm both the tribunal’s Final Award and the Interim Award on Jurisdiction in the CA Northern District.
REGULATORY PROCEEDINGS
Investigation by Taiwan Fair Trade Commission
On December 6, 2013, InterDigital received notice from the Taiwan Fair Trade Commission (“TFTC”) that the TFTC had initiated an investigation to examine alleged anti-competitive behavior under Taiwan’s Fair Trade Act (FTA). Companies found to violate the FTA may be ordered to cease and rectify the unlawful conduct, take other necessary corrective action, and/or pay an administrative fine. During second quarter 2016, InterDigital was informed by its local counsel that the staff of the TFTC has completed its investigation and has forwarded its recommendations to the Commission. On October 24, 2017, InterDigital received notice from the TFTC that the Commission did not find that InterDigital had violated the FTA and has closed its investigation.
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
2013 USITC Proceeding (337-TA-868) and Related ZTE Delaware District Court Proceeding
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
Related Delaware District Court Proceeding
On January 2, 2013, the Company’s wholly owned subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc. and InterDigital Holdings, Inc. filed four related district court actions in the Delaware District Court against the 337-TA-868 Respondents. The proceedings against Huawei, Samsung and Nokia were subsequently dismissed, as discussed below. The remaining complaint alleges that ZTE infringes the same patents with respect to the same products alleged in the complaint filed by InterDigital in USITC Proceeding (337-TA-868). The complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys’ fees and costs.
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
On March 21, 2013, pursuant to stipulation, the Delaware District Court granted InterDigital leave to file an amended complaint against ZTE to assert allegations of infringement of the ’244 patent. On March 22, 2013, ZTE filed its answer and counterclaims to InterDigital’s amended Delaware District Court complaint. On April 9, 2013, InterDigital filed a motion to dismiss ZTE’s counterclaims relating to its FRAND allegations. On July 12, 2013, the Delaware District Court held a hearing on InterDigital’s motion to dismiss. By order issued the same day, the Delaware District Court granted InterDigital’s motion, dismissing ZTE's counterclaims for equitable estoppel and waiver of the right to injunction or exclusionary relief with prejudice. It further dismissed the counterclaims for breach of contract and declaratory relief related to InterDigital’s FRAND commitments with leave to amend.
On August 6, 2013, ZTE filed its answer and amended counterclaims for breach of contract and for declaratory judgment seeking determination of FRAND terms. The counterclaims also continue to seek declarations of noninfringement, invalidity, and unenforceability. On August 30, 2013, InterDigital filed a motion to dismiss the declaratory judgment counterclaim relating to the request for determination of FRAND terms. On May 28, 2014, the court granted InterDigital’s motion and dismissed ZTE's FRAND-related declaratory judgment counterclaim, ruling that such declaratory judgment would serve no useful purpose.

On December 30, 2013, InterDigital and Huawei filed a stipulation of dismissal on account of the confidential settlement agreement and agreement to arbitrate their disputes in this action. On the same day, the Delaware District Court granted the stipulation of dismissal and dismissed the action against Huawei.
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
On August 5, 2014, InterDigital and Samsung filed a stipulation of dismissal in light of the parties’ settlement agreement. On the same day, the court granted the stipulation of dismissal and dismissed the action against Samsung with prejudice.
By order dated August 28, 2014, MMO was joined in the case against Nokia as a defendant.
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
On May 29, 2015, the court entered a new scheduling order for damages and FRAND-related issues, scheduling the ZTE trial related to damages and FRAND-related issues for October 2016.
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ’244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which returned the matter to the PTAB for further proceedings as to that claim. The PTAB remand proceeding as to claim 8 remains pending.  On July 28, 2017, IPR Licensing, Inc., filed a petition for a writ of certiorari with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, arguing that the petition should be held pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC, which will determine whether the IPR process as a whole is unconstitutional.  On October 2, 2017, ZTE filed a response to the petition for a writ of certiorari in which ZTE agreed that the petition should be held pending the Court’s decision in Oil States and then disposed of as appropriate in light of that decision.  The petition for a writ of certiorari remains pending.
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

On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. The court granted this request the same day. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion was granted on June 7, 2016, and a partial final judgment was entered on June 20, 2016. On July 18, 2016, ZTE filed its notice of appeal with the Federal Circuit regarding the Delaware District Court’s judgment against ZTE with respect to the ’966 and ’847 patents. Oral argument on ZTE’s appeal was heard on October 4, 2017, and a decision remains pending. As a result, InterDigital’s damages claims are currently effectively stayed pending the appeal.
On May 9, 2017, InterDigital entered into a Settlement Agreement and Release of Claims (the “Microsoft Settlement Agreement”) with Microsoft Corporation, Microsoft Mobile, Inc., and MMO, pursuant to which the parties agreed to terms for resolving all of their existing disputes and entered into a framework for future discussions for a patent license agreement and regarding technology collaboration in key areas. InterDigital and Microsoft also agreed to terms for dismissal by them and Nokia Corporation of all outstanding litigation and other proceedings among these companies and their affiliates. On May 15, 2017, InterDigital and Nokia/MMO filed a stipulation of dismissal of the case against MMO, Nokia Corporation and Nokia, Inc. pursuant to the Microsoft Settlement Agreement. On May 16, 2017, the Delaware District Court granted the stipulation and dismissed the case against MMO, Nokia Corporation and Nokia, Inc. with prejudice.
The case against ZTE remains pending.
2011 USITC Proceeding (337-TA-800) and Related ZTE and LG Delaware District Court Proceeding
USITC Proceeding (337-TA-800)
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through December 11, 2017.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2017.

5. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the nine months ended September 30, 2017 and September 30, 2016 were as follows (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Balance beginning of period, December 31	$739,709	$510,519
Net income attributable to InterDigital, Inc.	121,791	172,531
Unrealized (loss) gain on investments, net	(181)	202
Cash dividends declared	(32,966)	(24,069)
Repurchase of common stock	—	(64,685)
Exercise of common stock options	82	302
Taxes withheld upon vesting of restricted stock units	(22,235)	(3,368)
Tax benefit from share-based compensation	—	(9)
Share-based compensation	13,901	15,301
Total InterDigital, Inc. shareholders’ equity end of period	$820,101	$606,724
Noncontrolling Interest Balance beginning of period, December 31	14,659	11,376
Net loss attributable to noncontrolling interest	(2,744)	(2,828)
Noncontrolling interest	11,915	8,548
Total Equity end of period	$832,016	$615,272
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “2014 Repurchase Program”). In June 2015, our Board of Directors authorized a $100 million increase to the program, and in September 2017, our Board of Directors authorized another $100 million increase to the program, bringing the total amount of the 2014 Repurchase Program to $500 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program during 2016, 2015 and 2014, in thousands. We did not repurchase any shares of common stock in first nine months 2017.

	2014 Repurchase Program
	# of Shares	Value
2016	1,304	$64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,694	$313,720

Dividends
Cash dividends on outstanding common stock declared in 2017 and 2016 were as follows (in thousands, except per share data):

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	$10,413	20,817
Third quarter	0.35	$12,149	32,966
	$0.95	$32,966

2016	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
Fourth quarter	0.30	10,290	34,359
	$1.00	$34,359
In September 2017, we announced that our Board of Directors had approved an increase in the Company’s quarterly cash dividend to $0.35 per share. We currently expect to continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.
Common Stock Warrants
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, subject to customary anti-dilution adjustments. As of September 30, 2017, the warrants had a strike price of approximately $88.03 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. At September 30, 2017 and December 31, 2016, four licensees comprised 95% and 91% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$261,780	$—	$—	$261,780
Commercial paper (b)	—	81,866	—	81,866
U.S. government securities	—	480,336	—	480,336
Corporate bonds, asset backed and other securities	—	143,230	—	143,230
	$261,780	$705,432	$—	$967,212
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $21.8 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$404,074	$—	$—	$404,074
Commercial paper	—	113,490	—	113,490
U.S. government securities	—	224,330	—	224,330
Corporate bonds, asset backed and other securities	—	210,867	—	210,867
	$404,074	$548,687	$—	$952,761
______________________________

(a)	Included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$281,774	$370,115	$316,000	$272,021	$428,575
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
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million, respectively, of common stock, subject to customary anti-dilution adjustments. As of September 30, 2017, the warrants had a strike price of approximately $88.03 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
The following table reflects the carrying value of the 2020 Notes as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Principal	$316,000	$316,000
Less:
Unamortized interest discount	(30,868)	(39,578)
Deferred financing costs	(3,358)	(4,401)
Net carrying amount of 2020 Notes	$281,774	$272,021
The following table presents the amount of interest cost recognized, which is included within Other Expense in our condensed consolidated statements of income, for the three and nine months ended September 30, 2017 and September 30, 2016 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,
	2017	2016
Contractual coupon interest	$1,185	$1,185
Accretion of debt discount	2,947	2,772
Amortization of deferred financing costs	348	347
Total	$4,480	$4,304

	For the Nine Months Ended September 30,
	2017	2016
Contractual coupon interest	$3,555	$4,992
Accretion of debt discount	8,710	10,710
Amortization of deferred financing costs	1,043	1,368
Total	$13,308	$17,070
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of September 30, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $22.4 million and $5.7 million, respectively. Assets included $12.0 million of cash and cash equivalents and $10.4 million of patents, net. As of December 31, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $28.9 million and $2.3 million, respectively. Assets included $20.3 million of cash and cash equivalents and $8.0 million of patents, net. The impact of consolidating these variable interest entities on our condensed consolidated statements of income was not significant.

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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended September 30, 2017 and 2016, we have allocated approximately $0.8 million and $0.9 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties. For the nine months ended September 30, 2017 and 2016, we have allocated approximately $2.7 million and $2.8 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
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
Huawei Patent Transfer
During third quarter 2016, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Huawei Investment & Holding Co., Ltd. ("Huawei") (the "Huawei PLA"). A portion of the consideration for the agreement was in the form of patents from Huawei. We received the first portion of the patents as of September 30, 2016, and the remaining patents during third quarter 2017. At the completion of the transfer process during third quarter 2017, we recognized $9.1 million of additional revenue related to this transfer, including additional past sales.
Share Repurchase Program
On September 4, 2017, we announced a $100 million increase to our existing $400 million share repurchase program, bringing the total program to $500 million. We did not repurchase any shares of common stock under the program during third quarter 2017. As of September 30, 2017, there was approximately $186 million remaining under the stock repurchase authorization.
Recurring Revenue
Recurring revenue of $88.5 million in third quarter 2017 was relatively flat as compared to $87.9 million in second quarter 2017.
Refer to "Results of Operations -- First Nine Months 2017 Compared to First Nine Months 2016" and "Results of Operations -- Third Quarter 2017 Compared to Third Quarter 2016" for further discussion of our 2017 revenue.
Comparability of Financial Results
When comparing third quarter 2017 financial results against other periods, the following items should be taken into consideration:

•	$8.8 million of past sales primarily attributable to the transfer of patents pursuant to the Huawei PLA; and

•	a $9.1 million discrete net benefit within our tax provision primarily related to the reversal of uncertain tax positions associated with domestic production activities refund claims.
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
Cash, cash equivalents and short-term investments
At September 30, 2017, and December 31, 2016, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	September 30, 2017	December 31, 2016	Increase / (Decrease)
Cash and cash equivalents	$283,557	$404,074	$(120,517)
Short-term investments	683,655	548,687	134,968
Total cash and cash equivalents and short-term investments	$967,212	$952,761	$14,451
The net increase in cash, cash equivalents and short-term investments was primarily attributable to $98.3 million of cash provided by operating activities partially offset by dividend payments of $31.1 million, capitalized patent costs of $26.3 million and $22.2 million of cash payments for payroll taxes upon the vesting of restricted stock units.
Cash flows from operations
We generated the following cash flows from our operating activities in first nine months 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)
Net cash provided by operating activities	$98,341	$200,864	$(102,523)

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $102.5 million was primarily attributable to a decrease in cash receipts of $150.5 million. The decrease in cash receipts was primarily driven by collections in first nine months 2016 of a portion of the fixed-fee royalty payments under the Huawei patent license agreement. Taxes paid decreased by $29.5 million primarily due to lower foreign withholding tax payments driven by both the timing and source of cash receipts. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2017, and 2016 (in thousands).

	For the Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)
Cash Receipts:
Current royalties [a]	$83,785	$162,415	$(78,630)
Fixed-fee royalty payments	146,000	226,237	(80,237)
Prepaid royalties	—	3,356	(3,356)
Technology solutions	14,325	2,617	11,708
Total cash receipts	$244,110	$394,625	$(150,515)

Cash Outflows:
Cash operating expenses [b]	115,133	109,378	5,755
Income taxes paid [c]	29,173	58,626	(29,453)
Total cash outflows	144,306	168,004	(23,698)

Other working capital adjustments	(1,463)	(25,757)	24,294

Cash flows provided by operating activities	$98,341	$200,864	$(102,523)

(a) Current royalties included $46.8 million and $5.8 million of past sales recognized for the nine months ended September 30, 2017, and 2016, respectively.
(b) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents and non-cash compensation.
(c) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at September 30, 2017, and December 31, 2016 (in thousands), as follows:

	September 30, 2017	December 31, 2016	Increase / (Decrease)
Current assets	$1,420,304	$1,221,119	$199,185
Less: current liabilities	440,439	425,480	14,959
Working capital	979,865	795,639	184,226
Subtract:
Cash and cash equivalents	283,557	404,074	(120,517)
Short-term investments	683,655	548,687	134,968
Add:
Current deferred revenue	351,012	360,192	(9,180)
Adjusted working capital	$363,665	$203,070	$160,595

The $160.6 million net increase in adjusted working capital is primarily attributable to a net increase in accounts receivable of $171.7 million due to the timing of payments related to existing agreements. This and other increases were partially offset by an increase in accrued foreign withholding tax related to the increase in accounts receivable discussed above.
Cash flows from investing and financing activities
Net cash used in investing activities for first nine months 2017 was $165.6 million, a $39.7 million decrease from $205.3 million in first nine months 2016. We purchased $135.1 million and $170.8 million net of sales of short-term marketable securities in first nine months 2017 and 2016, respectively. Investment costs associated with capitalized patent costs and acquisition of patents decreased to $26.3 million in first nine months 2017 from $29.1 million in first nine months 2016, primarily due to a $4.8 million patent acquisition in first nine months 2016.
Net cash used in financing activities for first nine months 2017 was $53.3 million, a $265.3 million decrease from $318.6 million in first nine months 2016. This decrease was primarily attributable to the repayment of the $230.0 million aggregate principal amount of the Company's 2.50% Senior Convertible Notes due 2016 (the "2016 Notes") in first quarter 2016 and a $64.7 million decrease in repurchases of common stock in first nine months 2017. These decreases were partially offset by an $18.9 million increase in payroll taxes upon the vesting of restricted stock units and a $10.3 million increase in dividends paid in first nine months 2017. The increase in payroll taxes was driven by both an increased number of restricted stock units vested and a higher share price on vest date in first nine months 2017 as compared to restricted stock unit vestings in first nine months 2016. The increase in dividend payments was attributable to the September 2016 increase in the Company’s regular quarterly cash dividend, from $0.20 per share to $0.30 per share. The September 2017 increase from $0.30 per share to $0.35 per share will be paid beginning with the fourth quarter 2017 dividend payment.
Other
Our combined short-term and long-term deferred revenue balance at September 30, 2017, was approximately $724.1 million, an increase of $102.9 million from December 31, 2016. We have no material obligations associated with such deferred revenue. The increase was primarily due to a gross increase in deferred revenue of $330.4 million primarily associated with fixed-fee agreement payments due within twelve months, which were partially offset by $240.3 million of deferred revenue recognized. The deferred revenue recognized was comprised of $220.1 million of amortized fixed-fee royalty payments and $20.2 million of past patent royalties and per-unit exhaustion of prepaid royalties.

Based on current license agreements and under current GAAP, we expect the amortization of fixed-fee royalty payments and the scheduled expiration of an agreement to reduce the September 30, 2017, deferred revenue balance of $724.1 million by $351.0 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
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
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($72.12 per share as of September 30, 2017) or above the strike price of the warrants ($88.03 per share as of September 30, 2017), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of Convertible Notes outstanding as of September 30, 2017 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

Market Price Per Share	Shares Issuable Upon Conversion of Convertible Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the Hedge Agreements	Incremental Shares Issuable (a)
	(Shares in thousands)
$70	—	—	—	—	—
$80	432	—	432	(432)	—
$85	664	—	664	(664)	—
$90	871	96	967	(871)	96
$95	1,055	322	1,377	(1,055)	322
$100	1,222	525	1,747	(1,222)	525
$105	1,372	709	2,081	(1,372)	709
$110	1,509	876	2,385	(1,509)	876
$115	1,634	1,029	2,663	(1,634)	1,029
$120	1,748	1,169	2,917	(1,748)	1,169

(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Third Quarter 2017 Compared to Third Quarter 2016
Revenues
The following table compares third quarter 2017 revenues to third quarter 2016 revenues (in thousands):

	For the Three Months Ended September 30,
	2017	2016	Increase/(Decrease)
Per-unit royalty revenue	$10,081	$35,804	$(25,723)	(72)%
Fixed-fee amortized royalty revenue	73,653	45,740	27,913	61%
Current patent royalties [a]	83,734	81,544	2,190	3%
Past patent royalties [b]	8,832	123,973	(115,141)	(93)%
Total patent licensing royalties	92,566	205,517	(112,951)	(55)%
Current technology solutions revenue [a]	4,759	2,790	1,969	71%
Total revenue	$97,325	$208,307	$(110,982)	(53)%

a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $111.0 million decrease in total revenue was primarily driven by the decrease in past patent royalties of $115.1 million primarily due to the patent license agreement signed with Huawei during third quarter 2016. Additionally, per-unit royalty revenue decreased by $25.7 million primarily attributable to entry into the Apple patent license agreement in fourth quarter 2016, as royalties related to Apple products covered under our per-unit patent license agreement with Pegatron were previously included in per-unit revenue. These decreases were partially offset by an increase in fixed-fee revenue of $27.9 million primarily related to the signing of the Apple agreement. Additionally, current technology solutions revenue increased by $2.0 million primarily due to increased shipments by one of our technology solutions customers and the inclusion of revenue from Hillcrest Laboratories ("Hillcrest").
In third quarter 2017 and third quarter 2016, 73% and 66% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2017 and third quarter 2016, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended September 30,
	2017	2016
Apple	29%	—%
Huawei	26%	66%
Samsung	18%	< 10%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2017 and third quarter 2016 by category (in thousands):

	For the Three Months Ended September 30,
	2017	2016	Increase/(Decrease)
Patent administration and licensing	$28,673	$26,149	$2,524	10%
Development	15,924	15,560	364	2%
Selling, general and administrative	11,853	9,880	1,973	20%
Total operating expenses	$56,450	$51,589	$4,861	9%

Operating expenses increased to $56.5 million in third quarter 2017 from $51.6 million in third quarter 2016. The $4.9 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Commercial initiatives	$2,674
Depreciation and amortization	1,346
Consulting services	1,179
Other	993
Personnel-related costs	676
Performance-based incentive compensation	(1,240)
Patent maintenance	(767)
Total increase in operating expenses	$4,861

The $2.7 million increase in costs associated with commercial initiatives and the $1.3 million increase in depreciation and amortization were primarily attributable to the acquisition of Hillcrest during fourth quarter 2016. The $1.2 million increase in consulting services primarily related to spending on corporate initiatives including the implementation of a new enterprise resource planning system. The $0.7 million increase in personnel-related costs was primarily attributable to hiring activity. The $1.2 million decrease in performance-based incentive compensation was primarily related to increased accrual rates in third quarter 2016 as a result of a new license agreement signed during that quarter.  Patent maintenance costs decreased by $0.8 million as a result of the Company's initiatives to more efficiently prosecute and maintain its patent portfolio.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in patent amortization expense and personnel-related costs, as well as an increase in intellectual property enforcement. These increases were partially offset by decreased patent maintenance costs and performance-based incentive compensation as discussed above.
Development Expense: The increase in development expense primarily resulted from the above-noted increase in commercial initiatives expense. This increase was partially offset by decreased performance-based incentive compensation as discussed above.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases in commercial initiatives and consulting services expenses. These increases were partially offset by decreased performance-based incentive compensation as discussed above.
Other (Expense) Income
The following table compares third quarter 2017 other (expense) income to third quarter 2016 other (expense) income (in thousands):

	For the Three Months Ended September 30,
	2017	2016	Change
Interest expense	$(4,480)	$(4,305)	$(175)	(4)%
Other	130	(385)	515	134%
Interest and investment income	2,163	892	1,271	142%
	$(2,187)	$(3,798)	$1,611	42%
In third quarter 2017, other expense was $2.2 million as compared to other expense of $3.8 million in third quarter 2016. The change between periods was primarily due to the increase in interest and investment income of $1.3 million primarily due to higher average investment balances and higher returns during third quarter 2017 as compared to third quarter 2016.
Income tax provision
In third quarter 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was 10.2% as compared to 32.3% during third quarter 2016. The third quarter 2017 effective tax rate included a $9.1 million discrete net benefit primarily related to the reversal of uncertain tax positions associated with domestic production activities refund claims.

First Nine Months 2017 Compared to First Nine Months 2016
Revenues
The following table compares first nine months 2017 revenues to first nine months 2016 revenues (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)
Per-unit royalty revenue	$37,338	$154,018	$(116,680)	(76)%
Fixed-fee amortized royalty revenue	220,083	103,936	116,147	112%
Current patent royalties [a]	257,421	257,954	(533)	—%
Past patent royalties [b]	56,692	129,417	(72,725)	(56)%
Total patent licensing royalties	314,113	387,371	(73,258)	(19)%
Current technology solutions revenue [a]	13,521	4,615	8,906	193%
Total revenue	$327,634	$391,986	$(64,352)	(16)%
a.    Recurring revenues consist of current patent royalties and current technology solutions revenue.
b.    Past sales consist of past patent royalties and past technology solutions revenue.
The $64.4 million decrease in total revenue was primarily driven by the decrease in past patent royalties of $72.7 million. In first nine months 2016, past patent royalties were primarily driven by the patent license agreement with Huawei signed during third quarter 2016, while the first nine months 2017 past patent royalties primarily included the Microsoft Settlement Agreement signed during second quarter 2017. Current technology solutions revenue increased by $8.9 million primarily due to increased shipments by one of our technology solutions customers and the inclusion of revenue from Hillcrest.
In first nine months 2017 and first nine months 2016, 74% and 72% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2017 and first nine months 2016, the following companies accounted for 10% or more of our total revenue:

	For the Nine Months Ended September 30,
	2017	2016
Apple	26%	—%
Huawei	18%	35%
Samsung	16%	13%
Microsoft	14%	—%
Pegatron	< 10%	24%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2017 and first nine months 2016 by category (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)
Patent administration and licensing	$83,559	$81,601	$1,958	2%
Development	52,228	50,438	1,790	4%
Selling, general and administrative	36,056	31,790	4,266	13%
Total operating expenses	$171,843	$163,829	$8,014	5%
Operating expenses increased 5% to $171.8 million in first nine months 2017 from $163.8 million in first nine months 2016. The $8.0 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Commercial initiatives	$7,569
Depreciation and amortization	3,657
Consulting services	2,626
Other	887
Bad debt expense	456
Performance-based incentive compensation	(3,360)
Patent maintenance	(1,939)
Intellectual property enforcement and non-patent litigation	(1,156)
Personnel-related costs	(726)
Total increase in operating expenses	$8,014
The $7.6 million increase in costs associated with commercial initiatives and the $3.7 million increase in depreciation and amortization were primarily related to the acquisition of Hillcrest during fourth quarter 2016. The $2.6 million increase in consulting services primarily related to spending on corporate initiatives including the implementation of a new enterprise resource planning system. The $0.5 million of bad debt expense related to an unpaid royalties reserve established with respect to a technology solutions licensee experiencing financial issues. The $3.4 million decrease in performance-based incentive compensation was primarily driven by the recognition of a $3.0 million non-recurring charge to increase accrual rates associated with our long-term performance-based compensation plans in first nine months 2016. Patent maintenance costs decreased $1.9 million as a result of initiatives to more efficiently prosecute and maintain our patent portfolio. The $1.2 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with licensee arbitrations. The $0.7 million decrease in personnel-related costs was primarily attributable to a one-time severance charge recognized in first nine months 2016.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in patent amortization expense and personnel-related costs. These increases were partially offset by decreased intellectual property enforcement and non-patent litigation and patent maintenance costs as discussed above.
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
Other (Expense) Income
The following table compares first nine months 2017 other (expense) income to first nine months 2016 other (expense) income (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	Change
Interest expense	$(13,308)	$(16,768)	$3,460	21%
Other	26	2,572	(2,546)	(99)%
Interest and investment income	5,951	2,555	3,396	133%
	$(7,331)	$(11,641)	$4,310	37%
In first nine months 2017, other expense was $7.3 million as compared to other expense of $11.6 million in first nine months 2016. The change between periods was primarily due to lower interest expense as a result of the repayment of the 2016 Notes in first quarter 2016 and higher investment income attributable to higher average investments balances and returns during first nine months 2017 as compared to first nine months 2016. The decrease in other income was primarily related to a $3.4 million gain on the sale of our former King of Prussia facility in first nine months 2016.

Income tax provision
In first nine months 2017, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a provision of 19.8%. The effective tax rate for first nine months 2017 was favorably impacted by our current year adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed above in Note 1, “Basis of Presentation.” In conjunction with our adoption of the standard, we recorded discrete benefits of $12.1 million for excess tax benefits related to share-based compensation. We also recorded discrete benefits of $9.1 million primarily related to the reversal of uncertain tax positions associated with domestic production activities refund claims. The effective rate would have been a provision of 34.2% not including these discrete benefits. This is compared to an effective tax rate benefit of 21.6% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2016. The first nine months 2016 effective tax rate included a $24.0 million discrete net benefit related to domestic production activities refund claims for prior years.
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

•
Our expectation that the amortization of fixed-fee royalty payments and the scheduled expiration of an agreement will reduce our September 30, 2017, deferred revenue balance over the next twelve months;

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

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pegatron Actions
Reference is made to the Pegatron actions previously disclosed in the 2016 Form 10-K. On October 14, 2016, Pegatron filed in the arbitration a motion to dismiss for lack of jurisdiction, arguing that Pegatron’s counterclaims and InterDigital’s corresponding declaratory judgment claims were not arbitrable. Following briefing and an oral argument, on September 18, 2017, the tribunal issued a Partial Final Award and determined by majority decision that none of Pegatron’s counterclaims, nor InterDigital’s related claim for declaratory relief, are arbitrable. The arbitration remains pending with respect to InterDigital’s breach of contract claim. In light of the arbitral award regarding jurisdiction, Pegatron’s claims are pending before the CA Northern District Court. The schedule for this matter has not yet been entered, except that a case management conference is currently scheduled for December 6, 2017.
Asustek Actions
Reference is made to the Asustek actions previously disclosed in the 2016 Form 10-K, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the "First Quarter 2017 Form 10-Q") and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the "Second Quarter 2017 Form 10-Q"). On August 2, 2017, the arbitral tribunal issued its Final Award. The tribunal fully rejected the counterclaim made by Asustek Computer Incorporated (“Asus”), finding that InterDigital did not fraudulently induce Asus to enter into the 2008 Asus patent license agreement. Accordingly, the tribunal dismissed Asus’s fraudulent inducement counterclaim in its entirety. The tribunal also dismissed InterDigital’s claims that Asus breached the confidentiality provisions and the dispute resolution provisions of the 2008 Asus patent license agreement. On October 20, 2017, InterDigital and Asus jointly moved to confirm both the tribunal’s Final Award and the Interim Award on Jurisdiction in the CA Northern District.
Investigation by Taiwan Fair Trade Commission
Reference is made to the investigation by the Taiwan Fair Trade Commission ("TFTC") previously disclosed in the 2016 Form 10-K. On October 24, 2017, InterDigital received notice from the TFTC that the Commission did not find that InterDigital had violated Taiwan's Fair Trade Act and has closed its investigation.
2013 USITC Proceeding (337-TA-868) and Related ZTE Delaware District Court Proceeding
Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 involving InterDigital and ZTE previously disclosed in the 2016 Form 10-K, the First Quarter 2017 Form 10-Q and the Second Quarter 2017 Form 10-Q. On July 28, 2017, IPR Licensing, Inc., filed a petition for a writ of certiorari with the U.S. Supreme Court seeking to appeal the April 2017 Federal Circuit decision affirming the PTAB’s decision that most of the challenged claims of the ’244 patent are unpatentable as obvious. In the petition, IPR Licensing, Inc., argues that the petition should be held pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC, which will determine whether the IPR process as a whole is unconstitutional.  On October 2, 2017, ZTE filed a response to the petition for a writ of certiorari in which ZTE agreed that the petition should be held pending the Court’s decision in Oil States and then disposed of as appropriate in light of that decision.  The petition for a writ of certiorari remains pending. On October 4, 2017, oral argument was heard on ZTE’s appeal with the Federal Circuit regarding the Delaware District Court’s judgment against ZTE with respect to the ’966 and ’847 patents. A decision in that appeal remains pending.
2011 USITC Proceeding (337-TA-800) and Related ZTE and LG Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital, ZTE and LG previously disclosed in the 2016 Form 10-K, the First Quarter 2017 Form 10-Q and the Second Quarter 2017 Form 10-Q. The Delaware District Court proceeding is now stayed through December 11, 2017.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its common stock during third quarter 2017. As of September 30, 2017, there was approximately $186 million remaining under the Company's stock repurchase authorization.
Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: October 26, 2017	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 26, 2017	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer