Form 10-K
period 2017-12-31
InterDigital, Inc.
filed 2018-02-22
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,654,386,865 as of June 30, 2017.
The number of shares outstanding of the registrant’s common stock was 34,627,324 as of February 20, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2018 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

__________
In this Form 10-K, the words “we,” “our,” “us,” “the Company” and “InterDigital” refer to InterDigital, Inc. and/or its subsidiaries, individually and/or collectively, unless otherwise indicated or the context otherwise requires. InterDigital® is a registered trademark of InterDigital, Inc. Creating the Living Network, oneMPOWER, oneTRANSPORT and XCellAir are trademarks of InterDigital. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

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
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2017, InterDigital's wholly owned subsidiaries held a portfolio of approximately 19,000 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe may become essential to 5G standards that are under development. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select acquisitions of patents and companies. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and IoT devices and software platforms.
InterDigital derives revenues primarily from patent licensing, with contributions from patent sales, product sales, technology solutions licensing and sales and engineering services. In 2017, our total revenues were $532.9 million, a decrease of $132.9 million compared to 2016. Our recurring revenues, consisting of current patent royalties and current technology solutions revenue, were $370.0 million in 2017, an increase of $13.9 million compared to 2016. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the selected financial data in Part II, Item 6, and in the financial statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our objective is to continue to be a leading designer and developer of technology solutions and innovation for the mobile industry and to monetize those solutions and innovations through a combination of licensing, sales and other revenue opportunities.
To execute our strategy, we intend to:

•
Develop and source innovative technologies related to wireless. We intend to grow or maintain a leading position in advanced mobile technology, the Internet of Things (IoT) and other related technology areas by leveraging our expertise to guide internal research and development capabilities, direct our efforts in partnering with leading inventors and industry players to source new technologies and pursue select acquisitions of technologies, businesses and/or companies.

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

•
Maintain a collaborative relationship with key industry players and worldwide standards bodies.   We intend to continue contributing to the ongoing process of defining mobile standards and other industry-wide efforts and incorporating our inventions into those technology areas. Those efforts, and the knowledge gained through them, support internal development efforts and also help guide technology and intellectual property sourcing through partners and other external sources
Technology Research and Development
InterDigital pursues a diversified approach to sourcing the innovations that underpin our business. That approach incorporates internally driven research and development efforts by InterDigital Labs, as well as externally focused efforts by our Innovation Partners group and select acquisitions of technology innovations, businesses and/or companies. Our efforts are guided by our vision of the future of mobile communications - Creating the Living NetworkTM - which is articulated around the variables of content, context and connectivity, and how the interplay of these elements drives future technology capabilities and needs.
As of December 31, 2017, our patent portfolio consisted of approximately 2,400 U.S. patents (approximately 300 of which were issued in 2017) and approximately 11,500 non-U.S. patents (approximately 1,100 of which were issued in 2017). As of the same date, we also had numerous patent applications pending worldwide, with approximately 1,400 applications pending in the United States and approximately 3,900 pending non-U.S. applications. The patents and applications comprising our portfolio relate predominantly to digital wireless radiotelephony technology (including, without limitation, 3G, 4G and 5G technologies). Issued patents expire at differing times ranging from 2018 through 2036. We operate nine research and development facilities in five countries: Conshohocken, Pennsylvania, USA; Buffalo and Melville, New York, USA; Rockville, Maryland, USA; San Diego, California, USA; Montreal, Canada; London, UK; Berlin, Germany; and Seoul, South Korea.
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
Our capabilities in the development of advanced mobile technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. As of December 31, 2017, InterDigital employed approximately 190 engineers, approximately 80% of whom hold advanced degrees (including 70 doctorate degrees). Over the last three years, investment in development has ranged from $68.7 million to $72.7 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided in the results of operations, under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
Our current research efforts are focused on a variety of areas related to mobile technology and devices, including cellular wireless technology, Internet of Things ("IoT") technology, advanced video encoding and transmission, and advanced sensor and sensor fusion technology.
Cellular Wireless Technology
We have a long history of developing cellular technologies, including those related to CDMA and TDMA and, more recently, OFDM/OFDMA and MIMO. A number of our inventions are being used in all 2G, 3G and 4G wireless networks and mobile terminal devices. We led the industry in establishing TDMA-based TIA/EIA/IS-54 as a U.S. digital wireless standard in the 1980s and developed a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. We have also developed and patented innovative CDMA and OFDM/OFDMA technology solutions and, today, we hold a significant worldwide portfolio of patents and patent applications for these technologies. Similar to our TDMA inventions, we believe that a number of our CDMA and OFDM/OFDMA inventions are, may be or may become essential to the implementation of CDMA and OFDM/OFDMA-based systems in use today.
We also continue to be engaged in development efforts to build and enhance our technology portfolio in areas including LTE, LTE-Advanced, and emerging 5G technologies for 3GPP. Some of our LTE inventions include or relate to MIMO technologies for reducing interference and increasing data rates; power control; hybrid-ARQ for fast error correction; control channel structures for efficient signaling; multi-carrier operation; low-complexity devices; vehicular-centric communications (V2X); and other areas. We also continue to develop additional technologies in response to existing or perceived challenges of connectivity, many of them within the scope of our efforts to define future generations of wireless, including 5G. These include air interface enhancements, policy-driven bandwidth management, cognitive radio and optimized data delivery. We are developing technologies that will enable efficient multimedia content delivery across heterogeneous devices and networks, and creating evolved system architectures that enable operation in small cells and additional frequency bands and improved cell-edge performance as well as device-to-device communications.
Our strong wireless background includes engineering and corporate development activities that focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802, IETF and ETSI standards. We are building a portfolio of technology related to Wi-Fi, WLAN, WMAN and WRAN that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (802.11ax, 802.11ay), the use of lower frequency bands for IoT and other new use cases such as TV-Whitespace (802.11af) and fast initial link setup (802.11ai) to enhance hotspot operation (WFA HOTSPOT 2.0).
IoT Technology
In the field of IoT applications, we are developing technologies to enable seamless interconnection for multiple access types (cellular, WLAN, LPWA) and IoT service frameworks that can be managed by a customer and leveraged by a diverse set of vertical applications. These technologies build on our expertise in developing platforms and contributing technologies towards the advancement of global M2M and IoT standards. As part of, and in addition to, InterDigital’s standards-focused development, we have two solutions that are being made available commercially.
In October 2017, we launched our Smart City-focused Chordant™ business. The Chordant platform, which was originally introduced in 2015 as the oneMPOWER™ platform, enables interoperability and scalability focusing specifically on the Smart Cities industry segment. This secure and scalable horizontal platform helps businesses launch and manage IoT data and applications, and features a comprehensive suite of application enabling services that span connectivity, device, data, security, and transaction management. The Chordant platform is compliant with oneM2M, the global standard for horizontal IoT platforms, and is designed for interoperability across diverse vertical markets, networks, and devices. The solution is based on an open standard with a long-term features roadmap, which interworks with many existing industry protocols and alliances. In February 2018, we announced the launch in the U.K of the oneTRANSPORT™ data marketplace, which operates on the Chordant platform.  This commercial service provides a common interface to multiple service providers, allowing public authorities to control and monetize, and companies to access, IoT data in a simpler fashion via a real-time, low-latency service-oriented architecture.
Video Encoding and Transmission Technology
An important and growing segment of wireless traffic is devoted to video streaming, and InterDigital has been active for a number of years in developing advanced technologies that address the challenges of video as it relates to mobile. Specifically, in the area of video research and standards, we have been actively engaged in video standards development work in the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET). Those efforts have focused on H.265/HEVC versions 1 to 4 and MPEG DASH, as well as FVC/H.266 and the MPEG Immersive (MPEG-I) standards suite going forward.
Sensor Technology
In December 2016, InterDigital acquired Hillcrest Laboratories, Inc. ("Hillcrest Labs"), a pioneer in sensor processing technology. Sensor processing and sensor fusion is an important emerging technology area, with multiple applications in IoT, augmented and virtual reality, robotics, and other areas. Through this acquisition, we acquired Hillcrest Labs' strong product and technology offerings and intellectual property portfolio, reflecting their pioneering position in this technology segment, and we are working to further these efforts.
Other Technology Areas and Sources
Because mobile technology today and into the future encompasses a very broad range of areas, we are also developing a range of technologies in the areas of security and analytics, as well as other areas. Some of those efforts are related to technology standards.
In addition, to supplement our own development efforts, our Innovation Partners group pursues an external technology sourcing model based around partnerships with leading inventors and research organizations, particularly in the areas of augmented/virtual reality, haptics and the connected home and vehicle verticals of IoT. Innovation Partners currently has relationships with VTT Technical Research Centre of Finland, McGill University (Canada), the Institute for Management Cybernetics (IfU) in Germany, the Florida Institute for Human and Machine Cognition (IHMC), igolgi, Inc., Southwest Research Institute (San Antonio, Texas), Gachon University in South Korea, and Netherlands Organisation for Applied Scientific Research (TNO).

Our Revenue Sources
Patent-Based Revenue
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Apple Inc. (“Apple”), HTC Corporation, Huawei Investment & Holding Co., Ltd. (“Huawei”), Kyocera Corporation (“Kyocera”), LG Electronics, Inc. (“LG”), Samsung Electronics Co., Ltd. (“Samsung”) and Sony Corporation of America (“Sony”), among others.
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
Some of our patent licenses are paid up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions can include paid-up licenses for a period of time (fixed-fee agreements), for a class of products, for a number of products sold, under certain patents or patent claims, for sales in certain countries or a combination thereof. Licenses become paid-up based on the payment of fixed amounts or after the payment of royalties for a term.
Some of our patent license agreements provide for the non-refundable prepayment of royalties that are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties are calculated and either applied against any prepayment or become payable in cash or other consideration. Additionally, royalties on sales of licensed products under the license agreement become payable or applied against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per unit, a percentage of sales, a percentage of sales with a per-unit cap and other similar measures. The formulas can also vary by other factors, including territory, covered standards, quantity and dates sold. Our license agreements typically contain provisions that give us the right to audit our licensees' books and records to ensure compliance with the licensees' reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we seek payment for the amount owed and enter into negotiations with the licensee to resolve the discrepancy.
For a discussion of our revenue recognition policies with respect to patent license agreements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Critical Accounting Policies and Estimates - Revenue Recognition - Patent License Agreements.”
In addition, in 2013, InterDigital formed the Signal Trust for Wireless Innovation (the “Signal Trust”). The goal of the Signal Trust is to monetize a large patent portfolio related to cellular infrastructure. More than 500 patents and patent applications were transferred from InterDigital to the Signal Trust, focusing primarily on 3G and LTE technologies and developed by InterDigital's engineers and researchers over more than a decade. A number of these innovations have been contributed to the worldwide standards process, resulting in a portfolio that includes patents for pioneering inventions that we believe are used pervasively in the cellular wireless industry. InterDigital is the primary beneficiary of the Signal Trust. The distributions from the Signal Trust will support continued research related to cellular wireless technologies. A small portion of the proceeds from the Signal Trust will be used to fund, through the Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate.
In third quarter 2016, InterDigital joined Avanci, the industry’s first marketplace for the licensing of cellular standards-essential technology for the IoT. The licensing platform brings together some of InterDigital’s peers in standards-essential technology leadership, and makes 2G, 3G and 4G standards-essential patents available to IoT players in specific product segments with one flat-rate license. The Avanci licensing programs in specific product segments for the IoT industry will provide access to the entire applicable standards-essential wireless patent portfolios held by all of the platform participants, as well as any additions to their portfolios during the term of the license. In December 2017, Avanci announced that it had signed a patent license agreement with BMW Group.
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

Other Potential Revenue Opportunities
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
In all of its technology areas, InterDigital works to incubate and commercialize market-ready technologies. These include technologies that were developed as part of our standards development efforts, as well as technologies developed outside the scope of those efforts. Those commercial efforts sometimes include the establishment of a separate commercial initiative focused on the specific opportunity. Although these initiatives are in their early stages, they are potential revenue opportunities for the Company. Similarly, in addition to research and development in the area of sensor technology, Hillcrest Labs adds a potential revenue stream in the form of product and technology sales and licensing to their customers in the Smart TV, AR/VR, wearables and gaming areas, among others.
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
Wireless Communications Industry Overview
The wireless communications industry continues to experience rapid growth worldwide, as well as an expansion of device types entering the market. In smartphones alone, the market continues to see growth, with growth focused on higher-end 4G devices. In addition, new markets are emerging related to wireless connectivity. IoT is an important new market in the technology field, which is expected to result in a significant increase in the number of connections, and unlock new business capabilities. IoT is currently in its earliest stages, and estimates vary broadly as far as how many connections it will yield, but by some estimates there could be as many as 120 billion connected devices by 2030, a significant portion of which will comprise 3G and 4G cellular IoT devices.
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
InterDigital often publicly characterizes aspects of its business, including license agreements and development projects, as pertaining to broad mobile industry standards such as, for example, 3G, 4G, 5G and Wi-Fi. In doing this, we generally rely on the positions of the applicable standards-setting organizations in defining the relevant standards. However, the definitions may evolve or change over time, including after we have characterized certain transactions.
Business Activities
2017 Patent Licensing Activity

During second quarter 2017, we renewed our worldwide, non-exclusive, royalty-bearing patent license agreement with Panasonic Mobile Communications Co., Ltd., covering 4G technologies, including LTE and LTE-Advanced.
During third quarter 2017, we entered into an agreement to extend our worldwide, non-exclusive, patent license agreement with u-blox AG (“u-blox”) covering the sale by u-blox of its 2G, 3G and 4G products for a defined term.
During fourth quarter 2017, we entered into a multi-year, worldwide, non-exclusive patent license with LG (the “LG PLA”), a global leader and technology innovator in consumer electronics, mobile communications and home appliances. The LG PLA covers the 3G, 4G and 5G terminal unit products of LG and its affiliates and sets forth a royalty of cash payments to InterDigital as well as a process for the transfer of patents from LG to InterDigital. The deal also commits the parties to explore cooperation for projects related to the research and development of video and sensor technology for connected and autonomous vehicles. In addition, the parties also agreed to terms for dismissal by InterDigital of the outstanding litigation among the parties and their affiliates.

Customers Generating Revenues Exceeding 10% of Total 2017 Revenues

Apple, Huawei, Samsung and Blackberry comprised approximately 21%, 14%, 13% and 13% of our total 2017 revenues, respectively.
In 2016, we entered into a multi-year, royalty-bearing, worldwide and non-exclusive patent license agreement with Apple (the “Apple PLA”). The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G and future generation cellular and wireless-enabled products. The Apple PLA gives Apple the right to terminate certain rights and obligations under the license for the period after September 30, 2021, but has the potential to provide a license to Apple for a total of up to six years. During 2017, we recognized a total of $111.7 million of revenue associated with the Apple PLA.
In 2016, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Huawei (the "Huawei PLA"). A portion of the consideration for the agreement was in the form of patents from Huawei. We received the first portion of the patents in third quarter 2016, and the remaining patents during third quarter 2017. The Huawei PLA is scheduled to expire at the end of 2018. During 2017, we recognized a total of $76.4 million of revenue associated with the Huawei PLA, which included $8.4 million of past sales.
In 2014, we entered into a patent license agreement with Samsung (the “Samsung PLA”). The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The Samsung PLA provided Samsung the right to terminate certain rights and obligations under the license for the period after 2017 but had the potential to provide a license to Samsung for a total of ten years, including 2013. Samsung did not elect to terminate such rights and obligations, and the period for such election has expired. Accordingly, the term of our patent license agreement with Samsung ends on December 31, 2022. During 2017, we recognized a total of $69.0 million of revenue associated with the Samsung PLA.
In 2003, we entered into a worldwide, non-exclusive, royalty-bearing patent license agreement with Research In Motion Limited (now known as Blackberry Limited, or “Blackberry”) covering certain 2G products, and, in 2007, the agreement was amended to extend the term for a multi-year period and to add coverage for certain 3G products. In 2012, the agreement was amended again to extend the term for a multi-year period and to add coverage for 4G products, including LTE and LTE-Advanced products (the “Blackberry PLA”). The Blackberry PLA expired at the end of 2017. During 2017, we recognized a total of $71.6 million of revenue associated with the Blackberry PLA.

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
Contractual Arbitration Proceedings
We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under applicable agreements. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our patent license agreements typically provide for audit rights as well as private arbitration as the mechanism for resolving disputes, and we may attempt to resolve such disputes in arbitration. In arbitration, licensees may seek to assert various claims, defenses, or counterclaims, such as claims based on waiver, promissory estoppel, breach of contract, fraudulent inducement to contract, antitrust, and unfair competition. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to arbitration might have the right to have the award reviewed in a court of competent jurisdiction. However, based on public policy favoring the use of arbitration, it is generally difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award confirmed as a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.
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
Employees
As of December 31, 2017, we had approximately 350 employees. As of the same date, none of our employees were represented by a collective bargaining unit.
Geographic Concentrations
See Note 4, "Geographic/Customer Concentration," in the Notes to Condensed Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our corporate headquarters and administrative offices are located in Wilmington, Delaware, USA. We have research and technology development centers in the following locations: Conshohocken, PA; Buffalo and Melville, NY; Rockville, MD; San Diego, CA; Montreal, Quebec, Canada; London, England, United Kingdom; Berlin, Germany; and Seoul, South Korea. We also have regulatory and government relations offices in Washington, D.C. and Brussels, Belgium.

Our Internet address is www.interdigital.com, where, in the “Investors” section, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, certain other reports and filings required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all amendments to those reports or filings as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. The information contained on or connected to our website is not incorporated by reference into this Form 10-K.
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
Risks Related to Our Business
Potential patent and litigation reform legislation, potential USPTO and international patent rule changes, potential legislation affecting mechanisms for patent enforcement and available remedies, and potential changes to the intellectual property rights (“IPR”) policies of worldwide standards bodies, as well as rulings in legal proceedings, may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.
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
Adverse decisions in litigation or regulatory actions relating to our licensing practices, including, but not limited to, findings that we have not complied with our FRAND commitments and/or engaged in anticompetitive or unfair licensing activities or that any of our license agreements are void or unenforceable, could have an adverse impact on our cash flow and revenue. Regulatory bodies may assess fines in the event of adverse findings, and in court or arbitration proceedings, an adverse decision could lead to a judgment requiring us to pay damages (including the possibility of treble damages for antitrust claims). In addition, to the extent that legal decisions find patent license agreements to be void or unenforceable in whole or in part, that could lead to a decrease in the revenue associated with and cash flow generated by such agreements, and, depending on the damages requested, could lead to the refund of certain payments already made. Finally, adverse legal decisions related to our licensing practices could have an adverse effect on our ability to enter into license agreements, which, in turn, could cause our cash flow and revenue to decline.
Our plans to broaden our revenue opportunities through acquiring or developing technology in new or expanded areas, such as technologies in the IoT space, and enhanced intellectual property sourcing and joint ventures, may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to broaden our revenue opportunities through targeted acquisitions, research partnerships, joint ventures and the continued development of new technologies. Increasingly, our future growth in part depends on developing or acquiring technology in new or expanded areas and adjacent industry segments outside of traditional cellular industries (such as the IoT, including the connected home and smart cities, automotive, mobile computing, mobile health and sensor technology), and on third parties incorporating our technology and solutions into device types used in these areas and industry segments. There is no guarantee that we will succeed in acquiring or developing technology and patents or partnering with inventors and research organizations to create new revenue opportunities and/or add new dimensions to our existing portfolio of intellectual property and potentially create new patent licensing programs. Also, our development activities may experience delays, which could reduce our opportunities for patent licensing or other avenues of revenue generation related to such development activities. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
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
Historically, the terms of our patent license agreements, including our royalty rates, have been reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Huawei pursuant to our December 2013 settlement agreement, to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) and it is also possible that courts or regulators could decide to set or otherwise determine the fair, reasonable and non-discriminatory (“FRAND”) consistency of such terms or the manner in which such terms are determined. Changes to or clarifications of our obligations to be prepared to offer licenses to standards-essential patents on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, certain of our current and prospective licensees have instigated, and others could in the future instigate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators, such as China's National Development and Reform Commission and Taiwan's Fair Trade Commission, to set FRAND terms and conditions for, or determine the FRAND-consistency of current terms and conditions in, our patent license agreements. To the extent that our patent royalty rates for our patent license agreements are determined through arbitration or other third party adjudications or regulatory proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalty rates may be lower than our agreed or historical rates, and this could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which may have an adverse effect on our licensing business.
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
Our commercialization, licensing and/or mergers and acquisitions (“M&A”) activities could lead to patent exhaustion or implied license issues that could materially adversely affect our business.
The legal doctrines of patent exhaustion and implied license may be subject to different judicial interpretations. Our commercialization or licensing of certain technologies and/or our M&A activities could potentially lead to patent exhaustion or implied license issues that could adversely affect our patent licensing program(s) and limit our ability to derive licensing revenue from certain patents under such program(s). In the event of successful challenges by current or prospective licensees based on these doctrines that result in a material decrease to our patent licensing revenue, our financial condition and operating results may be materially adversely affected.
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

Our technologies may not become patented, adopted by wireless standards or widely deployed.
We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G, 5G and beyond, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. In addition, it is possible that in certain technology areas, such as in the IoT space, the adoption of proprietary systems could compete with or replace standards-based technology. If the technologies in which we invest do not become patented or are not adopted by the relevant standards or are not adopted by and deployed in the mainstream markets, at all or at the rate or within time periods we expect, our business, financial condition and operating results could be adversely affected.
We have in the past and may in the future make acquisitions or engage in other strategic transactions that could result in significant changes, costs and/or management disruption and that may fail to enhance shareholder value or produce the anticipated benefits.
We have in the past and may in the future acquire companies, businesses, technology and/or intellectual property, enter into joint ventures or other strategic transactions. Acquisitions or other strategic transactions may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies or of any technologies we may acquire.
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
In addition, we cannot be certain that the integration of acquired companies, businesses, technology and/or intellectual property with our business will result in the realization of the full benefits we anticipate to result from such acquisitions. Our plans to integrate and/or expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market, or the market may adopt solutions competitive to our products or technologies. We may not derive any commercial value from the acquired technology or intellectual property or from future technologies or products based on the acquired technology and/or intellectual property. In addition, to the extent we are separately seeking a patent license from a customer or customers of an acquired entity, the acquired entity may lose such customers. Following the completion of the acquisition, we may be subject to liabilities that are not covered by, or exceed the coverage under, the indemnification protection we may obtain, and we may encounter patent validity, infringement or enforcement issues or unforeseen expenses not uncovered during our diligence process. Any acquired company or business would be subject to its own risks that may or may not be the same as the risks already disclosed herein.
We have in the past and may in the future make investments that may fail to enhance shareholder value or produce the anticipated benefits.
We have in the past and may in the future make investments in other entities by purchasing minority equity interests or corporate bonds/notes in publicly traded or privately held companies. Most strategic investments entail a high degree of risk and may not become liquid for a period of time, if ever. In some cases, strategic investments may serve as consideration for a license in lieu of cash royalties. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We have made in the past and may make in the future strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.
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
In addition, as discussed more fully above in these Risk Factors, we are currently operating in a challenging regulatory and judicial environment, which may, under certain circumstances, lead to delays in the negotiation of and entry into new patent license agreements. Also, as discussed below in these Risk Factors and in Item 3, Legal Proceedings, in this Form 10-K, we are also currently, and may in the future be, involved in legal proceedings with potential licensees, with whom we do not yet have a patent license agreement. Any such delays in the negotiation or entry into new patent license agreements and receipt of the associated revenue stream could cause our revenue and cash flow to decline.
Our revenues are derived primarily from a limited number of licensees or customers.
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2017, Apple, Huawei and Samsung accounted for approximately 21%, 14% and 13% of our total revenues, respectively. In the event that we are unable to renew one or more of such license agreements upon expiration, our future revenue and cash flow could be materially adversely affected. In addition, in the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. In addition, in the event that there is a material decrease in shipments of licensed products by one of our significant per-unit licensees, our revenues from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.
Our plans to expand our revenue opportunities through commercializing our market-ready technologies and acquiring and/or developing new technology with commercial applicability may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to expand our revenue opportunities through the continued development, commercialization and licensing of technology projects, including in the IoT space. Our technology development and acquisition activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, if at all, each of which could reduce our opportunities for technology sales and licensing. In addition, there could be fewer applications for our technology and products than we expect. Technology markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, and the availability of capital for, and the high cost of, infrastructure improvements. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts and secure support for our technologies or delays or failures to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive.
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
A portion of our revenue and cash flow are dependent upon our licensees' sales and market conditions and other factors that are beyond our control or are difficult to forecast.
A portion of our licensing revenues is running royalty-based and dependent on sales by our licensees that are outside our control and that could be negatively affected by a variety of factors, including global, regional and/or country-specific economic conditions, country-specific natural disasters impacting licensee manufacturing and sales, buying patterns of end users, which are often driven by replacement and innovation cycles, competition for our licensees' products and any decline in the sale prices our licensees receive for their covered products. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the licensees of our products or technologies. Our revenue and cash flow also could be affected by (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms or within the timeframe we expect, (ii) a decline in the financial condition of any licensee or (iii) the failure of sales to meet market forecasts due to global or regional economic conditions, political instability, natural disasters, competitive technologies or otherwise. It is also difficult to predict the timing, nature and amount of licensing revenue associated with past infringement and new licenses, strategic relationships and the resolution of legal proceedings. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition. In addition, some of our patent license agreements provide for upfront fixed payments or prepayments that cover our licensees' future sales for a specified period and reduce future cash receipts from those licensees. As a result, our cash flow has historically fluctuated from period to period. Depending upon the payment structure of any new patent license agreements into which we may enter, such cash flow fluctuations may continue in the future.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, as well as on our ability to put in place adequate succession plans for such key personnel, and/or organizational strategies related to the departure of such key personnel. Our success also depends in part on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, licensing, engineering and other skills. The market for such talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in patents and in licensing and with significant engineering experience in cellular and air interface technologies. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation, arbitration or regulatory proceeding, by our ability to offer competitive cash and equity compensation and work environment conditions and by the geographic location of our various offices. The failure to attract and retain such persons with relevant and appropriate experience or to have in place adequate succession plans and/or organizational strategies related to the departure of certain key personnel could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.
We may experience difficulties with our new enterprise resource planning (“ERP”) system.
We recently implemented a new enterprise resource planning (“ERP”) system designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. We have committed significant resources to this new system, to which we converted in first quarter 2018, and realizing the full functionality of the system is complex. As a result of the conversion process and during our initial use of the new system, we may experience delays or disruptions in the integration of our new systems, procedures or controls. We may also encounter errors in data and security or technical reliability issues. Significant system failures could lead to a delay or error in recording and reporting financial information on a timely and accurate basis or impact our internal control compliance efforts, which could have a material adverse effect on our financial condition or results of operations.
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
We face risks from doing business and maintaining offices in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. In addition, in recent years, we have expanded, and we may continue to expand, our international operations, opening offices in the United Kingdom, South Korea, Belgium and Germany. Accordingly, we are subject to the risks and uncertainties of operating internationally and could be affected by a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; currency control regulations and variability in the value of the U.S. dollar against foreign currency; export license requirements and restrictions on the use of technology; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; general delays in remittance of and difficulties collecting non-U.S. payments; foreign labor regulations; anti-corruption laws; and difficulty in staffing and managing operations remotely. In addition, we also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
Concentration and consolidation in the wireless communications industry could adversely affect our business.
There is some concentration among participants in the wireless communications industry, and the industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. For example, in 2017, Samsung, Apple and Huawei collectively accounted for approximately 40% of worldwide shipments of 3G and 4G handsets and for close to 50% of worldwide smartphone shipments. Any further concentration or sale within the wireless industry among handset providers and/or original design manufacturers ("ODMs") may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. In addition, acquisitions of or consolidation among ODMs could cause handset providers who outsource manufacturing to make supply chain changes, which in turn could result in the reduction, loss or elimination of existing royalty obligations (for example, if manufacturing is moved from an ODM with which we have a patent license agreement to an ODM with which we do not). Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
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
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. Pursuant to the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2017 and 2016, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
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
From time to time the Financial Accounting Standards Board (the “FASB”) and the Staff of the Securities and Exchange Commission (the "SEC") change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB and the SEC, may change or even reverse their previous interpretations or positions with regard to how these standards should be applied. A change in accounting principles or their interpretation can have a significant effect on our reported results. In certain cases, we could be required to apply new or revised guidance retroactively or apply existing guidance differently. Potential changes in reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and affect our reported financial condition or results of operations.
For example, in May 2014, the FASB and International Accounting Standards Board issued revenue guidance, Revenue from Contracts with Customers, that the Company has adopted effective January 1, 2018, which impacts our recognition of revenue from both our fixed-fee and per-unit license agreements. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- New Accounting Guidance. Such changes to our reporting practices could significantly affect our reported financial condition and results of operations going forward, causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements are dynamic or static fixed-fee agreements or have per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.
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
Third parties may claim that we or our customers are infringing upon their intellectual property rights with respect to products and/or solutions we sell or license. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some of our technologies or services in the United States and abroad and could cause us to stop selling, delay shipments of, or redesign our products. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to perform its contractual obligations. If we cannot use valid intellectual property that we infringe at all or on reasonable terms, or substitute similar non-infringing technology from another source, our business, financial position, results of operations or cash flows could be adversely affected.
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

Our business and operations could suffer in the event of security breaches and our business is subject to a variety of domestic and international laws, rules and policies and other obligations regarding data protection.
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
We could also be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. For example, the European General Data Protection Regulation (“GDPR”) adopted by the European Commission will become effective in May 2018, and China adopted a new cybersecurity law as of June 2017. Complying with the GDPR and other existing and emerging and changing requirements could cause us to incur substantial costs or require us to change our business practices. Non-compliance could result in monetary penalties or significant legal liability.
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
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 4, 2016 to February 21, 2018, the trading price of our common stock has ranged from a low of $41.01 per share to a high of $102.30 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
Our total indebtedness as of December 31, 2017, was approximately $316.0 million. This level of debt could have significant consequences on our future operations, including:

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
Our current dividend policy, contemplates the payment of a regular quarterly cash dividend of $0.35 per share on our outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment and timing of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
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
The following table sets forth information with respect to our principal properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Melville, New York	44,800	Office and research space	February 2020
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Conshohocken, Pennsylvania	30,300	Office and research space	September 2026
Montreal, Quebec	17,300	Office and research space	June 2021
Rockville, Maryland	16,700	Office and research space	August 2019
San Diego, California	11,800	Office and research space	April 2018*

* In April 2018, the personnel and activities performed in this office are expected to re-locate to new office space in San Diego measuring approximately 10,600 square feet, pursuant to a lease scheduled to expire in September 2025.
We are also a party to leases for several smaller spaces, including our offices in Buffalo, New York, USA; Berlin, Germany; Brussels, Belgium; London, England, United Kingdom; and Seoul, South Korea, that contain research and/or office space. In addition, we own a building in Washington, District of Columbia, USA, that houses administrative office space.
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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.1 million based on the exchange rate as of December 31, 2017), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.3 million based on the exchange rate as of December 31, 2017). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at December 31, 2017 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
On June 5, 2015, InterDigital filed an Arbitration Demand with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”) seeking declaratory relief denying all of the claims in Pegatron’s Taiwan Action and for breach of contract. On or about June 10, 2015, InterDigital filed a complaint in the United States District Court for the Northern District of California, San Jose Division (the “CA Northern District Court”) seeking a Temporary Restraining Order, Preliminary Injunction, and Permanent Anti-suit Injunction against Pegatron prohibiting Pegatron from prosecuting the Pegatron Taiwan Action. The complaint also sought specific performance by Pegatron of the dispute resolution procedures set forth in the Pegatron PLA and compelling arbitration of the disputes in the Pegatron Taiwan Action. On June 29, 2015, the court granted InterDigital’s motion for a temporary restraining order and preliminary injunction requiring Pegatron take immediate steps to dismiss the Taiwan Action without prejudice. On July 1, 2015, InterDigital was informed that Pegatron had withdrawn its complaint in the Taiwan Intellectual Property Court and that the case had been dismissed without prejudice.
On August 3, 2015, Pegatron filed an answer and counterclaims to InterDigital’s CA Northern District Court complaint. Pegatron accused InterDigital of violating multiple sections of the Taiwan Fair Trade Act, violating Section Two of the Sherman Act, breaching ETSI, IEEE, and ITU contracts, promissory estoppel (pled in the alternative), violating Section 17200 of the California Business & Professions Code, and violating the Delaware Consumer Fraud Act. These counterclaims stemmed from Pegatron’s accusation that InterDigital violated FRAND obligations. As relief, Pegatron sought a declaration regarding the appropriate FRAND terms and conditions for InterDigital’s “declared essential patents,” a declaration that InterDigital’s standard essential patents are unenforceable due to patent misuse, an order requiring InterDigital to grant Pegatron a license on FRAND terms, an order enjoining InterDigital’s alleged ongoing breaches of its FRAND commitments, and damages in the amount of allegedly excess non-FRAND royalties Pegatron has paid to InterDigital, plus interest and treble damages. On August 7, 2015, Pegatron responded to InterDigital’s arbitration demand, disputing the arbitrability of Pegatron’s claims. On September 24, 2015, InterDigital moved to compel arbitration and dismiss Pegatron’s counterclaims or, in the alternative, stay the counterclaims pending the parties’ arbitration. Pegatron’s opposition to this motion was filed on October 22, 2015, and InterDigital’s reply was filed on November 12, 2015. On January 20, 2016, the court granted InterDigital’s motion to compel arbitration of Pegatron’s counterclaims and to stay the counterclaims pending the arbitrators’ determination of their arbitrability. On January 27, 2016, the parties stipulated to stay all remaining aspects of the CA Northern District case pending such an arbitrability determination. On the same day, the court granted the stay and administratively closed the case.
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
In light of the arbitral award regarding jurisdiction, Pegatron’s claims returned to the CA Northern District Court. InterDigital answered and denied all of Pegatron’s counterclaims and filed a counterclaim-in-reply on December 1, 2017. On December 22, 2017, Pegatron answered and denied InterDigital’s counterclaim-in-reply.
On January 16, 2018, InterDigital entered into an amended patent license agreement and settlement agreement with Pegatron, pursuant to which the parties agreed to terms for dismissal of all outstanding litigation and other proceedings among them. On January 22, 2018, the parties filed a stipulation of dismissal of the CA Northern District case. On the same day, the court granted the stipulation and dismissed the case with prejudice. The parties also terminated the arbitration on January 22, 2018.
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
With respect to its arbitration counterclaim for fraudulent inducement, Asus stated in its pleadings that it was seeking return of excess royalties (which totaled close to $63 million as of the August 2016 date referenced in the pleadings and had increased with additional royalty payments made by Asus since such time), plus interest, costs and attorneys’ fees. The evidentiary hearing in the arbitration was held in January 2017, and the parties presented oral closing arguments on March 22, 2017. On August 2, 2017, the arbitral tribunal issued its Final Award. The tribunal fully rejected Asus’s counterclaim, finding that InterDigital did not fraudulently induce Asus to enter into the 2008 Asus PLA. Accordingly, the tribunal dismissed Asus’s fraudulent inducement counterclaim in its entirety. The tribunal also dismissed InterDigital’s claims that Asus breached the confidentiality provisions and the dispute resolution provisions of the 2008 Asus PLA. On October 20, 2017, InterDigital and Asus jointly moved to confirm both the tribunal’s Final Award and the Interim Award on Jurisdiction in the CA Northern District. The court confirmed both awards on October 25, 2017.
REGULATORY PROCEEDINGS
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
On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. The court granted this request the same day. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion was granted on June 7, 2016, and a partial final judgment was entered on June 20, 2016. On July 18, 2016, ZTE filed its notice of appeal with the Federal Circuit regarding the Delaware District Court’s judgment against ZTE with respect to the ’966 and ’847 patents. Oral argument on ZTE’s appeal was heard on October 4, 2017. On November 3, 2017, the Federal Circuit issued its decision affirming the Delaware District Court judgment finding that the ’966 and ’847 patents are not invalid and are infringed by ZTE 3G and 4G cellular devices. On December 4, 2017, ZTE filed a petition for panel rehearing of the Federal Circuit’s decision. The Federal Circuit denied ZTE’s petition on December 20, 2017, and the court’s mandate issued on December 27, 2017.
On May 15, 2017, InterDigital and Nokia/MMO filed a stipulation of dismissal of the case against MMO, Nokia Corporation and Nokia, Inc. pursuant to a Settlement Agreement and Release of Claims among InterDigital, Microsoft Corporation, Microsoft Mobile, Inc., and MMO, dated May 9, 2017, (the “Microsoft Settlement Agreement”). On May 16, 2017, the Delaware District Court granted the stipulation and dismissed the case against MMO, Nokia Corporation and Nokia, Inc. with prejudice.
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case be stayed for an additional 90 days so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 12, 2018.
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
In December 2017, InterDigital entered into a patent license agreement with LG, pursuant to which the parties agreed to terms for dismissal by InterDigital of the outstanding litigation among the parties and their affiliates. Accordingly, on December 5, 2017, InterDigital and LG filed a stipulation of dismissal of the case against LG. On the same day, the Delaware District Court granted the stipulation and dismissed the case against LG with prejudice.
The case remains pending with respect to ZTE.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2017.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The NASDAQ Stock Market (“NASDAQ”) is the principal market for our common stock, which is traded under the symbol "IDCC." The following table sets forth the high and low sales prices of our common stock for each quarterly period in 2017 and 2016, as reported by NASDAQ.

2017	High	Low
First quarter	$102.30	$83.15
Second quarter	93.00	77.20
Third quarter	81.85	67.55
Fourth quarter	78.10	70.60

2016	High	Low
First quarter	$55.85	$41.01
Second quarter	59.83	51.97
Third quarter	79.92	52.33
Fourth quarter	98.00	68.10
Holders
As of February 20, 2018, there were 558 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2017 and 2016 were as follows (in thousands, except per share data):

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	10,413	20,817
Third quarter	0.35	12,149	32,966
Fourth quarter	0.35	12,156	45,122
	$1.30	$45,122

2016
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
Fourth quarter	0.30	10,290	34,359
	$1.00	$34,359
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

Performance Graph
The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2012 and that all dividends were re-invested. Such returns are based on historical results and are not intended to suggest future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among InterDigital, Inc., the NASDAQ Composite Index and the NASDAQ Telecommunications Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
InterDigital, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	12/12	12/13	12/14	12/15	12/16	12/17
InterDigital, Inc.	100.00	72.31	131.77	124.05	234.67	198.65
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Telecommunications	100.00	141.28	145.43	140.97	150.94	184.81

The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2017.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2017 - October 31, 2017	8,361	$72.00	8,361	$185,668,028
November 1, 2017 - November 30, 2017	99,101	$71.52	99,101	$178,578,011
December 1, 2017 - December 31, 2017	—	$—	—	$178,578,011
Total	107,462	$71.56	107,462	$178,578,011

(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the Company’s $500 million share repurchase program (the “2014 Repurchase Program”), $300 million of which was authorized by the Company’s Board of Directors on June 11, 2014 and announced on June 12, 2014, $100 million of which was authorized by the Company’s Board of Directors and announced on June 11, 2015, and $100 million of which was authorized by the Company's Board of Directors and announced on September 14, 2017. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.

Item 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information contained in this Form 10-K.

	2017	2016	2015	2014	2013
	(in thousands except per share data)
Consolidated statements of operations data:
Revenues (a)	$532,938	$665,854	$441,435	$415,821	$325,361
Income from operations	$301,495	$437,306	$208,549	$168,960	$84,756
Income tax provision (b)	$(121,676)	$(116,791)	$(64,621)	$(52,108)	$(25,836)
Net income applicable to InterDigital, Inc. common shareholders	$174,293	$309,001	$119,225	$104,342	$38,165
Net income per common share — basic	$5.04	$8.95	$3.31	$2.65	$0.93
Net income per common share — diluted	$4.87	$8.78	$3.27	$2.62	$0.92
Weighted average number of common shares outstanding — basic	34,605	34,526	36,048	39,420	41,115
Weighted average number of common shares outstanding — diluted	35,779	35,189	36,463	39,879	41,424
Cash dividends declared per common share (c)	$1.30	$1.00	$0.80	$0.70	$0.40
Consolidated balance sheets data:
Cash and cash equivalents	$433,014	$404,074	$510,207	$428,567	$497,714
Short-term investments	724,981	548,687	423,501	275,361	200,737
Working capital	1,019,353	795,639	610,994	582,688	703,576
Total assets	1,854,420	1,727,853	1,474,485	1,192,962	1,110,251
Total debt	285,126	272,021	486,769	216,206	205,881
Total InterDigital, Inc. shareholders’ equity	855,267	739,709	510,519	468,328	528,650
Noncontrolling interest	17,881	14,659	11,376	7,349	5,170
Total shareholders’ equity	$873,148	$754,368	$521,895	$475,677	$533,820

(a)	In 2017, 2016, 2015, 2014 and 2013, our revenues included $162.9 million, $309.7 million, $65.8 million, $125.0 million and $127.0 million of past sales, respectively.

(b)
In 2017, our income tax provision was impacted by the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) as discussed in our results of operations. For more information, refer to Note 10, "Taxes" in the Notes to Financial Statements included in Part II, Item 8, of this Form 10-K. In 2016, our income tax provision included the impact of a $23.6 million net tax benefit primarily related to domestic activity production deductions for prior years. In 2014, our income tax provision included the impact of a $4.2 million net tax benefit, primarily attributable to available U.S. federal research and development tax credits for prior years, which was partially offset by an audit settlement.

(c)
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
In addition, the following discussion presents revenue information in accordance with the revenue recognition accounting guidance in effect as of December 31, 2017. Effective January 1, 2018, we adopted FASB Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which will impact our recognition of revenue from both our fixed-fee and per-unit license agreements beginning in first quarter 2018. See "New Accounting Guidance - Accounting Standards

Update: Revenue Recognition," in this Overview section for a discussion of the expected impact to certain revenue information presented herein as a result of the adoption of the new guidance.
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
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless industry. As of December 31, 2017, InterDigital's wholly owned subsidiaries held a portfolio of approximately 19,000 patents and patent applications related to a range of technologies including the fundamental technologies that enable wireless communications. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to cellular and other wireless standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe may become essential to 5G standards that are under development. That portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select acquisitions of patents and companies. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and IoT devices and software platforms.
InterDigital derives revenues primarily from patent licensing, with contributions from patent sales, product sales, technology solutions licensing and sales and engineering services. In 2017, 2016, and 2015, our total revenues were $532.9 million, $665.9 million and $441.4 million, respectively. Our recurring revenues in 2017, 2016 and 2015 were $370.0 million, $356.2 million and $372.8 million, respectively. In each of the years presented, we recognized between $68.6 million and $309.7 million of past patent royalties as more fully discussed below.
In 2017, fixed-fee royalties accounted for approximately 82% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue was variable in nature due to the per-unit structure of the related license agreements.
Refer to "New Accounting Guidance" below for a discussion regarding our adoption of ASC 606 effective January 1, 2018.
Revenue
Recurring revenue in 2017 of $370.0 million increased 4% from the prior year. The increase was primarily driven by contributions from our technology solutions customers as well the signing, in fourth quarter 2017, of our patent license agreement with LG. During 2017, we recognized $162.9 million of past sales revenue, primarily attributable to the LG agreement, the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017 and our second quarter 2017 settlement agreement with Microsoft Corporation, as compared to $309.7 million of past sales recognized in 2016.
Refer to "Results of Operations -- 2017 Compared with 2016" for further discussion of our 2017 revenue.
New Agreements
During fourth quarter 2017, we entered into a multi-year, worldwide, non-exclusive patent license with LG (the “LG PLA”), a global leader and technology innovator in consumer electronics, mobile communications and home appliances. The LG PLA covers the 3G, 4G and 5G terminal unit products of LG and its affiliates and sets forth a royalty of cash payments to InterDigital as well as a process for the transfer of patents from LG to InterDigital.  The deal also commits the parties to explore cooperation for projects related to the research and development of video and sensor technology for connected and autonomous vehicles.  In addition, the parties also agreed to terms for dismissal by InterDigital of the outstanding litigation among the parties and their affiliates.
Our agreement with LG is a multiple-element arrangement for accounting purposes. We recognized $42.4 million of revenue under this patent license agreement during 2017, including $34.5 million of past sales. We will recognize future revenue under the agreement on a straight-line basis over its term. A portion of the consideration for the agreement was in the form of patents from LG. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," we identified each element of the LG PLA, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the models requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
Expiration of License Agreements
Our patent license agreements with two licensees expired in whole or in part during 2017.  Collectively, these agreements accounted for $14.4 million, or approximately 4%, of our recurring revenue in 2017.  Additionally, one of these agreements had a non-refundable prepaid balance of $70.7 million remaining at the end of the license term that was recognized as past patent royalties in fourth quarter 2017. In addition, certain royalty obligations under one of our technology solutions licenses terminated during 2017.  The royalties associated with such obligations accounted for $15.1 million, or 4%, of our recurring revenue in 2017.
Our patent license agreement with Huawei is scheduled to expire at the end of 2018, and upon expiration Huawei will become unlicensed as to all products covered under the agreement.  Huawei contributed $68.0 million, or approximately 18%, of our recurring revenue in 2017.  Because our patent license agreement with Huawei is a static fixed-fee agreement, under the new revenue recognition rules that became effective for the Company January 1, 2018, we will not recognize any revenues under this agreement in 2018.  Refer to "New Accounting Guidance" below for a discussion regarding our adoption of ASC 606 effective January 1, 2018.
Including Huawei, our patent license agreements with three licensees are scheduled to expire during 2018.  Collectively, these agreements accounted for $88.0 million, or approximately 24%, of our recurring revenue in 2017. Similar to Huawei, one of these two additional agreements is a static fixed-fee agreement for which we will not recognize any revenue in 2018 under ASC 606; we recognized $18.5 million of recurring revenue under that agreement in 2017.
Income Tax Reform
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"); repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
As a result of the Tax Reform Act, we recorded a tax charge of approximately $42.6 million in 2017 due to a re-measurement of deferred tax assets and liabilities, and we do not expect a material repatriation tax liability to be owed. We will continue to monitor as additional guidance is released. The tax charge represents provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. On a go-forward basis, we currently expect a significant portion of our income to qualify as FDII and thus be subject to the 13.125% tax rate.
Cash and Short-Term Investments
At December 31, 2017, we had $1.2 billion of cash and short-term investments and up to an additional $833.7 million of payments due under signed agreements, including $216.7 million recorded in accounts receivable that is due within twelve months of the balance sheet date. A substantial portion of our cash and short-term investments relates to fixed and prepaid royalty payments we have received that relate to future sales of our licensees’ products. As a result, our future cash receipts from existing licenses subject to fixed and prepaid royalties will be lower than if the royalty payments were structured to coincide with the underlying sales. During 2017, we recorded $509.1 million of cash receipts related to patent licensing and technology solutions agreements as follows (in thousands):

Cash In
Fixed-fee royalty payments	$391,598
Per-unit royalties	47,786
Past patent royalties	48,020
Technology solutions	21,676
$509,080
Under GAAP in effect as of December 31, 2017, approximately $525.0 million of our $616.8 million deferred revenue balance as of December 31, 2017 related to fixed-fee royalty payments that were scheduled to amortize as follows (in thousands):

2018	$307,142
2019	210,128
2020	2,618
2021	1,760
2022	1,245
Thereafter	2,133
$525,026
The remaining $91.8 million of deferred revenue primarily relates to prepaid royalties that would have been recorded as revenue under GAAP in effect as of December 31, 2017, as our licensees report their sales of covered products or at the conclusion of the related license agreement.
Refer to "New Accounting Guidance" below for a discussion regarding our adoption of ASC 606 effective January 1, 2018.
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
The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, in thousands.

	2014 Repurchase Program
	# of Shares	Value
2017	107	$7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,801	$321,413
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

In 2017, our intellectual property enforcement costs decreased to $15.2 million from $16.5 million and $31.8 million in 2016 and 2015, respectively. These costs represented 14% of our 2017 total patent administration and licensing costs of $111.2 million. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Comparability of Financial Results
When comparing 2017 financial results against the financial results of other periods, the following items should be taken into consideration:

•
Our 2017 revenue includes $162.9 million of past sales primarily attributable to the LG agreement, the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017 and our second quarter 2017 settlement agreement with Microsoft Corporation.

•	Our 2017 operating expenses include a $1.2 million severance charge related to on-going efforts to optimize our cost structure.

•	Our 2017 income tax provision includes:

•	a $42.6 million tax charge primarily due to a re-measurement of deferred tax assets and liabilities as a result of the Tax Reform Act;

•
a discrete benefit of $12.1 million for excess tax benefits related to our current year adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” as discussed below in New Accounting Guidance; and

•	discrete benefits of $8.0 million primarily related to the decrease of uncertain tax positions associated with domestic production activities refund claims and interest income on refunds.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of GAAP, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements and are included in Item 8 of Part II of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to revenue recognition, compensation and income taxes. If different assumptions were made or different conditions existed, our financial results could have been materially different.

Revenue Recognition
The discussion that follows below is a description of our revenue recognition practices in effect as of December 31, 2017. As discussed in more detail below under “New Accounting Guidance," the FASB issued guidance on revenue from contracts with customers that superseded most revenue recognition guidance in effect as of year-end 2017, including industry-specific guidance, which is effective for the Company January 1, 2018.
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements and settlement of intellectual property enforcement. For agreements entered into or materially modified prior to 2011, due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements has often been recognized over the performance period. Since January 2011, we have accounted for all new or materially modified agreements under the FASB revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has standalone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.
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
Multiple Element Arrangements
During 2017, we signed one agreement that was considered a multiple-element arrangement for accounting purposes. In accordance with our revenue recognition policy, we identified each element of the arrangement, estimated its relative fair value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in the aggregate amount allocated to past patent royalties under this agreement would have had on 2017 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to past patent royalties	+5%	-%5
Change in Revenue	$6,355	$(6,355)
Revenue from Non-financial Sources

During 2017, 2016, and 2015, our patent licensing royalties were derived from patent license agreements ("PLAs") with 27, 26, and 24 independent licensees, respectively. We recognized revenue from five, four and four PLAs in 2017, 2016 and 2015, respectively, for which patents comprised less than one-third of the total consideration paid or due to us under those agreements. In addition, during 2017, 2016 and 2015 we recognized revenue from one PLA that was executed in 2014 in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA. During 2017, 2016, and 2015, approximately 4%, 3%, and 5%, respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions. We estimated the fair value of the patents in the above transactions primarily by a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to this transaction. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, assumed royalty rates, sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction. The impact that a five percent change in the estimated aggregate value of the patents acquired would have had on 2017 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands):

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-%5
Revenue	$875	$(875)
Less: Patent amortization	605	(605)
Pre-tax income	$270	$(270)
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards and performance-based awards under our long-term compensation program ("LTCP"). Our LTCP typically includes annual RSU grants with three- to five-year vesting periods; as a result, in any one year, we are typically accounting for at least three active LTCP cycles.
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
If we had accrued all performance compensation cost throughout 2017 on the assumption that all plans and active cycles thereunder would be paid out at 100%, we would have recorded $0.3 million less in compensation expense in 2017 than we actually recorded. There are three LTCP cycles the vesting period for which will continue into 2018. If we were to record the performance-based incentive components of these three cycles at current accrual rates during 2018, we estimate that we would record $2.9 million in performance-based incentive compensation for those cycles in 2018.
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards are based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term.
As described in Note 2, "Summary of Significant Accounting Policies," certain elements of our accounting for compensation costs associated with share-based transactions changed upon our adoption of ASC 2016-09 in first quarter 2017. We no longer account for these costs net of estimated award forfeitures. Instead, we adjust compensation expense recognized to date in the event of canceled awards as they occur. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls are included in our tax provision. We have also adjusted our disclosures included within our Consolidated Statements of Cash Flows. Tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. Although these changes have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
The below table summarizes our performance-based and other share-based compensation expense for 2017, 2016 and 2015, in thousands:

	2017	2016	2015
Short-term incentive compensation	$13,994	$20,516	$19,098
Time-based awards (a)	6,958	7,847	7,874
Performance-based awards (a) (b)	6,883	12,812	5,340
Other share-based compensation	4,999	1,899	2,090
Total performance-based and other share-based compensation expense	$32,834	$43,074	$34,402

(a) For 2017, 2016 and 2015, approximately 6%, 2%, and 1%, respectively, of the aggregate expense associated with time-based and performance-based awards related to cash awards.
(b) Includes a charge of $0.4 million, $3.0 million and $1.1 million in 2017, 2016 and 2015, respectively, to increase the accrual rates under our LTCP driven by the Company's success toward achieving goals for the related cycles.
Income Taxes
As discussed above, the Tax Reform Act was signed into law on December 22, 2017. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, we have not yet finalized the accounting for the income tax effects of the Tax Reform Act. This includes the re-measurement of deferred taxes and transition tax on unrepatriated foreign earnings. Furthermore, we are in the process of analyzing the effects of new taxes due on certain foreign income. Currently, we expect a significant portion of our income to qualify as FDII (foreign-derived intangible income) and thus be subject to the 13.125% tax rate. We are still in the process of evaluating the impact that other provisions of the Tax Reform Act, such as those relating to GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018, will have on the Company. As a result of the Tax Reform Act, we recorded a tax charge of approximately $42.6 million in 2017 primarily due to a re-measurement of deferred tax assets and liabilities, and we do not expect a material repatriation tax liability to be owed. The impact of the Tax Reform Act may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act.
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
In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the U.S. Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.
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
Between 2006 and 2017, we paid approximately $422.3 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $275.2 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.
During 2017 and 2016, we recorded an estimated benefit for domestic production activities deduction of $5.1 million and $8.3 million, respectively, net of any unrecognized tax benefits. Additionally, we included an estimated benefit for research and development credits of $2.3 million, $2.1 million and $2.1 million, net of any unrecognized tax benefits, in 2017, 2016 and 2015, respectively.
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
In 2015, the IRS concluded their audit of tax years 2010 through 2012 of the refund related to research and development tax credits, and upon completion of the review by the Joint Committee on Taxation, we reversed our related reserve for unrecognized tax benefits of $0.6 million. During 2016, we filed amended returns for 2011 through 2014 related to the manufacturing deduction and received notice from the IRS in 2016 that the amended years, along with the originally filed return for 2015, were open to examination. The examination concluded and the refund claims were confirmed by the Joint Committee on Taxation in 2017. We decreased our reserve for unrecognized tax benefits in the amount of $8.0 million in 2017.
New Accounting Guidance
Accounting Standards Update: Stock Compensation
In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We applied the standard beginning in first quarter 2017. Certain elements of our accounting for compensation costs associated with share-based transactions changed upon adoption of ASU 2016-09. We no longer account for these costs net of estimated award forfeitures. Instead, we adjust expense recognized to date in the event of canceled awards as they occur. The elimination of estimated forfeitures did not have a material impact on our financial statements for 2017. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls are included in our tax provision. We also adjusted our disclosures included within our condensed consolidated statements of cash flows. Tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities on a prospective basis and cash paid to tax authorities for shares withheld is included within financing activities retrospectively. Although these changes have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
In May 2017, the FASB issued ASU 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarity and reduces complexity in applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. We adopted this guidance early, in second quarter 2017, and it had no immediate impact on our consolidated financial statements.
Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most revenue recognition guidance in effect at December 31, 2017, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method.
The new guidance will affect our recognition of revenue from both our fixed-fee and per-unit license agreements beginning in first quarter 2018. For accounting purposes under this new guidance, we will separate our fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement (“Dynamic Fixed-Fee Agreements”) and (ii) those agreements that do not provide for rights to such future technologies (“Static Fixed-Fee Agreements”). Under our current accounting practices, after the fair value allocation between the past and future components of the agreement, we recognize the future components of revenue from all fixed-fee license agreements on a straight-line basis over the term of the related license agreement. Upon adoption of the new guidance, we expect to continue to recognize revenue from Dynamic Fixed-Fee Agreements on a straight-line basis over the term of the related license agreement, while we expect to recognize most or all of the revenue from Static Fixed-Fee Agreements in the quarter the license agreement is signed. We will not recognize any revenue post adoption from Static Fixed-Fee Agreements already in existence at the time the guidance is adopted. Based on our preliminary classifications of fixed-fee license agreements as either “Dynamic” or "Static," in 2017, approximately 70% of our fixed-fee revenue was derived from Dynamic Fixed-Fee Agreements, with the remainder coming from Static Fixed-Fee Agreements. Additionally, in the event a significant financing component is determined to exist in any of our agreements, we may recognize more or less revenue and corresponding interest expense or income, as appropriate. See below for a preliminary summary of expected adjustments related to our adoption of ASC 606.
In addition, under our current accounting practices, we recognize revenue from our per-unit license agreements in the period in which we receive the related royalty report, generally one quarter in arrears from the period in which the underlying sales occur (i.e. on a "quarter-lag"). Upon adoption of the new guidance, we will be required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. Because we do not expect to receive the per-unit licensee royalty reports for sales during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we expect to accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. As a result of accruing revenue for the quarter based on such estimates, adjustments will likely be required in the following quarter to true-up revenue to the actual amounts reported by our licensees. In addition, to the extent we receive prepayments related to per-unit license agreements that do not provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement, we will recognize such prepayments as revenue in the period in which all remaining revenue recognition criteria have been met.
We adopted the new guidance effective January 1, 2018, using the modified retrospective transition method. This will result in a cumulative effect adjustment to retained earnings. This adjustment is primarily the result of the recognition of deferred revenue balances related to our Static Agreements, the recognition of a significant financing component in certain of our Dynamic Fixed-Fee agreements, and related tax effects. The following table presents our preliminary estimate of the expected impact of these adjustments (in thousands). We will finalize and report the final adjustments in conjunction with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

	December 31, 2017	Static Fixed-Fee Agreements	Static Prepayment Agreements	Elimination of Quarter-Lag Reporting	Significant Financing Component	Related Tax Effects and Other Balance Sheet Impact	Total Adjustments	January 1, 2018
Accounts Receivable	$216,293	$6,000	$—	$10,957	$—	$(30,000)	$(13,043)	$203,250
Deferred Tax Assets	84,582	—	—	—	—	(42,362)	(42,362)	42,220
Taxes Payable	14,881	—	—	—	—	(1,184)	(1,184)	13,697
Deferred Revenue	(616,813)	99,466	85,146	—	3,235	30,000	217,847	(398,966)
Retained Earnings	(1,249,091)	(105,466)	(85,146)	(10,957)	(3,235)	43,546	(161,258)	(1,410,349)
We expect that as a result of our adoption of ASC 606, our January 1, 2018 deferred revenue balance will be $399.0 million, including $392.3 million related to Dynamic Fixed-Fee royalty payments. Under GAAP in effect as of December 31, 2017, approximately $525.0 million of our $616.8 million of deferred revenue balance as of December 31, 2017 related to Fixed-Fee arrangements.  Our Fixed-Fee royalty payments are scheduled to amortize as follows (in thousands) under GAAP as of December 31, 2017 and under ASC 606, respectively:

	GAAP as of December 31, 2017	ASC 606
2018	$307,142	$184,272
2019	210,128	93,237
2020	2,618	69,047
2021	1,760	45,769
2022	1,245	—
Thereafter	2,133	—
	$525,026	$392,325
Under ASC 606, the remaining $6.7 million of $399.0 million of deferred revenue is expected to be recorded when all revenue recognition criteria have been met.
Accounting Standards Update: Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in first quarter 2020. Early adoption is permitted. We are in the process of determining the effect the adoption will have on our consolidated financial statements.
Accounting Standards Update: Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU.  We adopted this guidance early, in first quarter 2017, and it had no immediate impact on our consolidated financial statements.
Accounting Standards Update: Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. We adopted this guidance early, in first quarter 2017, and it had no immediate impact on our consolidated financial statements.
Accounting Standards Update: Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which eliminates the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this guidance early, in second quarter 2017, and it had no immediate impact on our consolidated financial statements.
Accounting Standards Update: Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain measurement, presentation, and disclosure requirements for financial instruments. The new guidance must be adopted by means of a cumulative-effect adjustment to the balance sheet in the year of adoption and will be effective for the Company starting in first quarter 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Accounting Standards Update: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, "Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We expect to early adopt this guidance in first quarter 2018 and it is not expected to have a material effect on our consolidated financial statements.
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
Cash, cash equivalents and short-term investments
At December 31, 2017 and December 31, 2016, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	December 31, 2017	December 31, 2016	Increase / (Decrease)
Cash and cash equivalents	$433,014	$404,074	$28,940
Short-term investments	724,981	548,687	176,294
Total cash and cash equivalents and short-term investments	$1,157,995	$952,761	$205,234
The increase in cash, cash equivalents and short-term investments was primarily attributable to $315.8 million of cash provided by operating activities. This increase was partially offset by cash used in financing activities of $66.6 million and capitalized patent costs and patent acquisitions of $34.9 million. See below for further discussion.
Cash flows from operations
We generated the following cash flows from our operating activities in 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016	Increase / (Decrease)
Cash flows provided by operating activities	$315,800	$434,159	$(118,359)
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $118.4 million was primarily attributable to a decrease in cash receipts of $210.9 million. This decrease in cash receipts was primarily attributable to fewer receipts from new agreements signed during 2017 as compared to 2016. The table below provides the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2017 and 2016 (in thousands).

	For the Year Ended December 31,
	2017	2016	Increase / (Decrease)
Cash Receipts:
Fixed-fee royalty payments	$391,598	$231,562	$160,036
Per-unit royalties	47,786	162,445	(114,659)
Past patent royalties	48,020	320,632	(272,612)
Technology solutions	21,676	5,300	16,376
Total cash receipts	$509,080	$719,939	$(210,859)

Cash Outflows:
Cash operating expenses (a)	(156,328)	(153,955)	(2,373)
Income taxes paid (b)	(66,793)	(108,635)	41,842
Total cash outflows	(223,121)	(262,590)	39,469

Other working capital adjustments (c)	29,841	(23,190)	53,031

Cash flows provided by operating activities	$315,800	$434,159	$(118,359)

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.
(c) Other working capital adjustments for the year ended December 31, 2017 includes approximately $27.0 million of tax refunds collected.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2017 and December 31, 2016 (in thousands) as follows:

	For the Year Ended December 31,
	2017	2016	Increase / (Decrease)
Current assets	$1,395,794	$1,221,119	$174,675
Less: current liabilities	376,441	425,480	(49,039)
Working capital	1,019,353	795,639	223,714
Subtract:
Cash and cash equivalents	433,014	404,074	28,940
Short-term investments	724,981	548,687	176,294
Add:
Current deferred revenue	307,142	360,192	(53,050)
Adjusted working capital	$168,500	$203,070	$(34,570)
The $34.6 million net decrease in adjusted working capital in 2017 compared to 2016 is primarily attributable to collections of accounts receivable and a partial collection of the tax refund recorded during 2016.
Cash used in or provided by investing and financing activities
We used net cash in investing activities of $220.3 million and $219.0 million, respectively, in 2017 and 2016. We purchased $178.7 million and $125.6 million, net of sales, of short-term marketable securities in 2017 and 2016, respectively. Investment costs associated with capitalized patent costs and acquisition of patent costs decreased to $34.9 million in 2017 from $37.6 million in 2016 due to decreased patent acquisition activity. Additionally, long-term investments increased by $2.6 million due to an increase in strategic investment activity. Another use of cash during fourth quarter 2016 was the acquisition of Hillcrest Labs for $48.0 million as more fully discussed in Note 15, "Business Combinations."
Net cash used in financing activities for 2017 was $66.6 million, a $254.7 million change from $321.3 million in 2016. This change was primarily attributable to the $230.0 million repayment in first quarter 2016 of our senior convertible notes due 2016 (the "2016 Notes") and a $57.0 million decrease in repurchases of common stock in 2017. These decreases were partially offset by a $19.4 million increase in payroll taxes upon the vesting of restricted stock units and a $12.1 million increase in dividends paid in 2017.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2017 was approximately $616.8 million, a decrease of $4.4 million from December 31, 2016. We have no material obligations associated with such deferred revenue. The decrease in deferred revenue was primarily due to $394.7 million of deferred revenue recognized which was partially offset by a gross increase in deferred revenue of $390.4 million primarily associated with $357.9 million of cash collected and $32.5 million of non-cash consideration received from fixed-fee agreements signed in 2016 and 2017. The deferred revenue recognized was comprised of $301.6 million of amortized fixed-fee royalty payments, $72.0 million of past patent royalties and $21.1 million in per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees).
Based on current license agreements and under GAAP in effect as of December 31, 2017, we expect the amortization of fixed-fee royalty payments to reduce the December 31, 2017 deferred revenue balance of $616.8 million by $307.1 million over the next twelve months. Additional reductions to deferred revenue over the next twelve months will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.
Refer to "New Accounting Guidance" above for a discussion regarding our adoption of ASC 606 effective January 1, 2018.
Convertible Notes
Our 1.50% Senior Convertible Notes due 2020 (the "2020 Notes") are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares of common stock issuable under the terms of the 2020 Notes based on the average market price of our common stock during the applicable reporting period, and include that number in the total diluted shares figure for the period. At the time we issued the 2020 Notes, we entered into convertible note hedge and warrant agreements that together were designed to have the economic effect of reducing the net number of shares that will be issued in the event of conversion of the 2020 Notes by, in effect, increasing the conversion price of the 2020 Notes from our economic standpoint. However, under GAAP, since the impact of the convertible note hedge agreements is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the 2020 Notes ($72.12 per share as of December 31, 2017) or above the strike price of the warrants ($88.03 per share as of December 31, 2017), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the 2020 Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 6, "Obligations," it is our current intent and policy to settle all conversions of the 2020 Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of 2020 Notes outstanding as of December 31, 2017 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2020 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the 2020 Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the 2020 Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

Market Price Per Share	Shares Issuable Upon Conversion of 2020 Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the Hedge Agreements	Incremental Shares Issuable (a)
	(Shares in thousands)
$70	—	—	—	—	—
$80	432	—	432	(432)	—
$85	664	—	664	(664)	—
$90	871	96	967	(871)	96
$95	1,055	322	1,377	(1,055)	322
$100	1,222	525	1,747	(1,222)	525
$105	1,372	709	2,081	(1,372)	709
$110	1,509	876	2,385	(1,509)	876
$115	1,634	1,029	2,663	(1,634)	1,029
$120	1,748	1,169	2,917	(1,748)	1,169

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
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2020 Notes	$316,000	$—	$316,000	$—	$—
Contractual interest payments on the 2020 Notes	11,850	4,740	7,110	—	—
Operating lease obligations	20,554	4,403	6,903	4,507	4,741
Purchase obligations (a)	11,581	11,581	—	—	—
Total contractual obligations	$359,985	$20,724	$330,013	$4,507	$4,741

(a)
Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet at December 31, 2017 includes a $3.3 million noncurrent liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
RESULTS OF OPERATIONS
2017 Compared with 2016
Revenues
The following table compares 2017 revenues to 2016 revenues (in thousands):

	For the Year Ended December 31,
	2017	2016	(Decrease)/Increase
Per-unit royalty revenue	$47,840	$168,050	$(120,210)	(72)%
Fixed-fee amortized royalty revenue	301,628	177,614	124,014	70%
Current patent royalties (a)	349,468	345,664	3,804	1%
Past patent royalties (b)	162,890	309,696	(146,806)	(47)%
Total patent licensing royalties	512,358	655,360	(143,002)	(22)%
Current technology solutions revenue (a)	20,580	10,494	10,086	96%
Total revenue	$532,938	$665,854	$(132,916)	(20)%

(a)     Recurring revenues consist of current patent royalties and current technology solutions revenue.
(b)      Past sales consist of past patent royalties and past technology solutions revenue. Past patent royalties in 2017 include the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017. Pegatron's fourth quarter 2016 per-unit royalties were included in past patent royalties as a result of the new agreement signed with Apple during fourth quarter 2016.
The $132.9 million decrease in total revenue was primarily driven by the decrease in past patent royalties of $146.8 million. In 2016, past patent royalties were primarily driven by the patent license agreements with Huawei and Apple signed in third and fourth quarter 2016, respectively, while the 2017 past patent royalties were primarily attributable to the LG agreement, the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017 and our second quarter 2017 settlement agreement with Microsoft Corporation. Current technology solutions revenue increased by $10.1 million primarily due to increased shipments by one of our technology solutions customers and the inclusion of revenue from Hillcrest Labs.
    In 2017 and 2016, 61% and 78% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2017 and 2016, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2017	2016
Apple (a)	21%	25%
Huawei (b)	14%	23%
BlackBerry (c)	13%	< 10%
Samsung	13%	10%
Pegatron	< 10%	20%
(a) 2016 revenues include $141.4 million of past patent royalties.
(b) 2017 and 2016 revenues include $8.4 million and $121.5 million, respectively, of past patent royalties.
(c) 2017 revenues include $70.7 million of past patent royalties.
Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)
Patent administration and licensing	$111,157	$113,544	$(2,387)	(2)%
Development	70,708	68,733	1,975	3%
Selling, general and administrative	49,578	46,271	3,307	7%
Total operating expenses	$231,443	$228,548	$2,895	1%
Operating expenses increased 1% to $231.4 million in 2017 from $228.5 million in 2016. The $2.9 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/(Decrease)
Commercial initiatives	$12,139
Depreciation and amortization	4,300
Consulting services	4,278
Performance-based incentive compensation	(13,627)
Patent maintenance and evaluation	(2,373)
Intellectual property enforcement and non-patent litigation	(1,221)
Other	(601)
Total increase in operating expenses	$2,895
The $12.1 million increase in costs associated with commercial initiatives and the $4.3 million increase in depreciation and amortization were primarily related to the acquisition of Hillcrest during fourth quarter 2016. The $4.3 million increase in consulting services primarily related to spending on corporate initiatives including the implementation of a new enterprise resource planning system and corporate development activities. The $13.6 million decrease in performance-based incentive compensation was primarily driven by higher accrual rates in 2016 associated with our short and long-term performance-based compensation plans. Patent maintenance and evaluation costs decreased $2.4 million as a result of initiatives to more efficiently prosecute and maintain our patent portfolio. The $1.2 million decrease in intellectual property enforcement and non-patent litigation primarily related to decreased costs associated with licensee arbitrations.
Patent administration and licensing expense:  The $2.4 million decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in performance-based incentive compensation, patent maintenance and evaluation and intellectual property enforcement and non-patent litigation. These decreases were partially offset by an increase in depreciation and patent amortization expense as discussed above.

Development expense:  The $2.0 million increase in development expense primarily resulted from the above-noted increase in commercial initiatives expenses. This increase was partially offset by the decrease in performance-based incentive compensation as discussed above.
Selling, general and administrative expense:  The $3.3 million increase in selling, general and administrative expense primarily resulted from the above-noted increases in commercial initiatives and consulting services. These increases were partially offset by the decrease in performance-based incentive compensation as discussed above.
Other (Expense) Income
The following table compares 2017 other (expense) income to 2016 other (expense) income (in thousands):

	For the Year Ended December 31,
	2017	2016	(Decrease)/Increase
Interest expense	$(17,845)	$(21,126)	$3,281	16%
Interest and investment income	8,488	3,748	4,740	126%
Other	239	2,343	(2,104)	(90)%
	$(9,118)	$(15,035)	$5,917	39%
In 2017, other expense was $9.1 million as compared to $15.0 million in 2016. The change in total other expense was primarily due higher interest and investment income attributable to higher average investment balances and returns during 2017 as compared to 2016, as well as lower interest expense as a result of the repayment of the 2016 Notes in first quarter 2016. The decrease in other income primarily related to the gain recognized related to the sale of our King of Prussia facility in 2016.
Income Taxes
In 2017, our effective tax rate was approximately 41.6% as compared to 27.7% in 2016, based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate was primarily attributable to the revaluation of our net deferred tax assets at the new statutory tax rate of 21% due to the Tax Reform Act signed into law in December 2017. The revaluation resulted in a 2017 charge of approximately $42.6 million and contributed approximately 14.6% to the rate increase, which was partially offset by a contribution of approximately 4.0% due to our current year adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", as well as by a contribution of 2.7% as a result of the release of unrecognized tax benefits related to the conclusion of the IRS audits for tax years 2011 through 2015. Our 2016 effective tax rate included net benefit received from domestic production activities deductions covering the periods 2011 through 2015, which reduced the 2016 effective tax rate by 5.6%.
2016 Compared with 2015
Revenues
The following table compares 2016 revenues to 2015 revenues (in thousands):

	For the Year Ended December 31,
	2016	2015	Increase/ (Decrease)
Per-unit royalty revenue	$168,050	$234,836	$(66,786)	(28)%
Fixed-fee amortized royalty revenue	177,614	131,837	45,777	35%
Current patent royalties (a)	345,664	366,673	(21,009)	(6)%
Past patent royalties (b)	309,696	65,814	243,882	371%
Total patent licensing royalties	655,360	432,487	222,873	52%
Patent sales	—	—	—	100%
Current technology solutions revenue (a)	10,494	6,096	4,398	72%
Past technology solutions revenue (b)	—	2,852	(2,852)	(100)%
Total revenue	$665,854	$441,435	$224,419	51%

(a)     Recurring revenues consist of current patent royalties and current technology solutions revenue.
(b)     Past sales consist of past patent royalties and past technology solutions revenue. Pegatron's fourth quarter 2016 per-unit royalties are included in past patent royalties as a result of the new agreement signed with Apple during fourth quarter 2016.
The $224.4 million increase in total revenue was primarily attributable to the signing of our new patent license agreements with Huawei and Apple in third quarter and fourth quarter 2016, respectively, which drove a $243.9 million increase in past patent royalties, which was partially offset by a $16.6 million decrease in recurring revenue. Per-unit royalty revenue decreased $66.8 million as compared to 2015 primarily due to decreased shipments by Pegatron and our other Taiwan-based licenses and the inclusion in past patent royalties of Pegatron's fourth quarter 2016 per-unit royalties as a result of the new agreement signed with Apple. The decrease in per-unit royalty revenue was partially offset by a $45.8 million increase in fixed-fee amortized royalty revenue primarily related to the Huawei and Apple agreements.

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
(c) With the entry into the Apple PLA in fourth quarter 2016, we no longer receive royalties under the 2008 Pegatron PLA for those products that Pegatron produces for Apple during the term of the Apple PLA. Pegatron's fourth quarter 2016 per-unit royalties were recorded within past patent royalties as a result of the Apple agreement.
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

Operating expenses decreased 2% to $228.5 million in 2016 from $232.9 million in 2015. The $4.3 million decrease in total operating expenses was primarily due to (decreases)/increases in the following items (in thousands):

(Decrease) / Increase
Intellectual property enforcement	$(16,140)
Commercial initiatives	(5,717)
Performance-based incentive compensation	9,275
Depreciation and amortization	4,806
Other	2,646
Personnel-related costs	792
Total decrease in operating expenses	$(4,338)
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
Other (Expense) Income
    The following table compares 2016 other (expense) income to 2015 other (expense) income (in thousands):

	For the Year Ended December 31,
	2016	2015	(Decrease)/Increase
Interest expense	$(21,126)	$(30,417)	$9,291	31%
Other (a)	2,343	(975)	3,318	340%
Interest and investment income	3,748	3,858	(110)	(3)%
	$(15,035)	$(27,534)	$12,499	45%

(a) Includes other-than-temporary impairments.
In 2016, other expense was $15.0 million as compared to other expense of $27.5 million in 2015. The change in total other expense was primarily due to lower interest expense as a result of the repayment of the 2016 Notes in first quarter 2016 and the increase in other income primarily related to the gain recognized related to the sale of our King of Prussia facility in 2016.
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
(v) Our belief that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio require a license under our patents and will require licenses under patents that may issue from our pending patent applications;
(vi) Our belief that our ongoing research efforts and associated patenting activities enable us to sell patent assets that are not vital to our core licensing programs, as well as to execute patent swaps that can strengthen our overall portfolio;
(vii) Our belief that our commercial initiatives are potential revenue opportunities;
(viii) The estimated growth of the IoT market, including the size of the connected device installed base and number of connected device shipments, over the next several years;
(ix) The types of licensing arrangements and various royalty structure models that we anticipate using under our future license agreements;
(x) The possible outcome of audits of our license agreements when underreporting or underpayment is revealed;
(xi) Our belief that our facilities are suitable and adequate for our present purposes and our needs in the near future;
(xii) Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, and our belief that we currently expect a significant portion of our income to qualify as FDII and thus be subject to the 13.125% tax rate;
(xiii) Our expectation that we will continue to pay a quarterly cash dividend on our common stock comparable to our quarterly $0.35 per share cash dividend in the future;
(xiv) Our belief that intellectual property enforcement costs will likely continue to be a significant expense for us in the future;
(xv) Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

(xvi) Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;
(xvii) Our expectations regarding the potential effects of new accounting standards on our financial statements or results of operations;
(xiii) Our expectations and estimations regarding the impact to our financial statements as a result of, and the adjustments we expect to make upon, the adoption of ASC 606 effective January 1, 2018;
(xix) Our expectation that the amortization of fixed-fee royalty payments will reduce our deferred revenue balance over the next twelve months; and
(xx) The expected timing, outcome and impact of our various litigation, arbitration and administrative matters.
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
(xii) changes in our interpretations of, and assumptions and calculations with respect to the impact on the Company of, the Tax Reform Act, as well as further guidance that may be issued regarding the Tax Reform Act;
(xiii) the final outcome of our evaluation of ASC 606 and the resulting impact on our consolidated financial statements upon adoption in first quarter 2018;
(xiv) the timing and/or outcome of any state or federal tax examinations or audits, changes in tax laws and the resulting impact on our tax assets and liabilities;
(xv) the effects of any dispositions, acquisitions or other strategic transactions by the Company;
(xvi) decreased liquidity in the capital markets; and
(xvii) unanticipated increases in our cash needs or decreases in available cash.

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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $1.2 billion at December 31, 2017. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2017. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2018	2019	2020	2021	2020	Thereafter	Total
Money market and demand accounts	$417,348	$—	$—	$—	$—	$—	$417,348
Short-term investments	$344,953	$327,972	$67,722	$—	$—	$—	$740,647
Average Interest rate	0.8%	1.5%	1.8%	—%	—%	—%	1.0%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2017, we had approximately $417.3 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2006 and 2017, we paid approximately $422.3 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $275.2 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the

U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in interest expense and/or foreign currency gain or loss.
Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are classified as available-for-sale with a fair value of $740.6 million as of December 31, 2017.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of InterDigital, Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 22, 2018
We have served as the Company’s auditor since 2002.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2017	DECEMBER 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$433,014	$404,074
Short-term investments	724,981	548,687
Accounts receivable, less allowances of $456 and $0	216,293	228,464
Prepaid and other current assets	21,506	39,894
Total current assets	1,395,794	1,221,119
PROPERTY AND EQUIPMENT, NET	10,673	12,626
PATENTS, NET	325,408	310,768
DEFERRED TAX ASSETS	84,582	149,532
OTHER NON-CURRENT ASSETS	37,963	33,808
	458,626	506,734
TOTAL ASSETS	$1,854,420	$1,727,853
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	10,260	14,050
Accrued compensation and related expenses	24,571	22,065
Deferred revenue	307,142	360,192
Taxes payable	14,881	10,660
Dividend payable	12,156	10,290
Other accrued expenses	7,431	8,223
Total current liabilities	376,441	425,480
LONG-TERM DEBT	285,126	272,021
LONG-TERM DEFERRED REVENUE	309,671	261,013
OTHER LONG-TERM LIABILITIES	10,034	14,971

TOTAL LIABILITIES	981,272	973,485

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,749 and 70,318 shares issued and 34,622 and 34,298 shares outstanding	707	703
Additional paid-in capital	680,040	683,549
Retained earnings	1,249,091	1,120,766
Accumulated other comprehensive loss	(2,083)	(514)
	1,927,755	1,804,504
Treasury stock, 36,127 and 36,020 shares of common held at cost	1,072,488	1,064,795
Total InterDigital, Inc. shareholders’ equity	855,267	739,709
Noncontrolling interest	17,881	14,659
Total equity	873,148	754,368
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,854,420	$1,727,853

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2017	2016	2015
REVENUES:
Patent licensing royalties	$512,358	$655,360	$432,488
Technology solutions	20,580	10,494	8,947
Total Revenue	532,938	665,854	441,435
OPERATING EXPENSES:
Patent administration and licensing	111,157	113,544	120,401
Development	70,708	68,733	72,702
Selling, general and administrative	49,578	46,271	39,783
Total Operating Expenses	231,443	228,548	232,886
Income from operations	301,495	437,306	208,549
OTHER EXPENSE (NET)	(9,105)	(15,035)	(27,534)
Income before income taxes	292,390	422,271	181,015
INCOME TAX PROVISION	(121,676)	(116,791)	(64,621)
NET INCOME	$170,714	$305,480	$116,394
Net loss attributable to noncontrolling interest	(3,579)	(3,521)	(2,831)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$174,293	$309,001	$119,225
NET INCOME PER COMMON SHARE — BASIC	$5.04	$8.95	$3.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,605	34,526	36,048
NET INCOME PER COMMON SHARE — DILUTED	$4.87	$8.78	$3.27
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,779	35,189	36,463
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.30	$1.00	$0.80

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$170,714	$305,480	$116,394
Unrealized loss on investments, net of tax	(1,569)	(336)	(296)
Comprehensive income	$169,145	$305,144	$116,098
Comprehensive loss attributable to noncontrolling interest	(3,579)	(3,521)	(2,831)
Total comprehensive income attributable to InterDigital, Inc.	$172,724	$308,665	$118,929

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2014	69,800	$698	$614,162	$757,050	$118	32,880	$(903,700)	$7,349	$475,677
Net income attributable to InterDigital, Inc.	—	—	—	119,225	—	—	—	—	119,225
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	9,358	9,358
Distribution preference	—	—	—	—	—	—	—	(2,500)	(2,500)
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(2,831)	(2,831)
Net change in unrealized gain on short-term investments	—	—	—	—	(296)	—	—	—	(296)
Dividends Declared	—	—	694	(29,242)	—	—	—	—	(28,548)
Exercise of Common Stock options	5	—	46	—	—	—	—	—	46
Issuance of Common Stock, net	325	3	(9,849)	—	—	—	—	—	(9,846)
Tax benefit from exercise of stock options	—	—	2,457	—	—	—	—	—	2,457
Amortization of unearned compensation	—	—	15,139	—	—	—	—	—	15,139
Repurchase of Common Stock	—	—	—	—	—	1,836	(96,410)	—	(96,410)
Equity Component of Debt, net of tax	—	—	38,567	—	—	—	—	—	38,567
Convertible note hedge transactions, net of tax	—	—	(38,594)	—	—	—	—	—	(38,594)
Warrant transactions	—	—	42,881	—	—	—	—	—	42,881
Deferred financing costs allocated to equity	—	—	(2,430)	—	—	—	—	—	(2,430)
BALANCE, DECEMBER 31, 2015	70,130	$701	$663,073	$847,033	$(178)	34,716	$(1,000,110)	$11,376	$521,895
Net income attributable to InterDigital, Inc.	—	—	—	309,001	—	—	—	—	309,001
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	6,804	6,804
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(3,521)	(3,521)
Net change in unrealized gain on short-term investments	—	—	—	—	(336)	—	—	—	(336)
Dividends Declared	—	—	907	(35,268)	—	—	—	—	(34,361)
Exercise of Common Stock options and warrants	51	1	485	—	—	—	—	—	486
Issuance of Common Stock, net	137	1	(3,381)	—	—	—	—	—	(3,380)
Tax benefit from exercise of stock options	—	—	625	—	—	—	—	—	625
Amortization of unearned compensation	—	—	21,840	—	—	—	—	—	21,840
Repurchase of Common Stock	—	—	—	—	—	1,304	(64,685)	—	(64,685)
BALANCE, DECEMBER 31, 2016	70,318	$703	$683,549	$1,120,766	$(514)	36,020	$(1,064,795)	$14,659	$754,368
Net income attributable to InterDigital, Inc.	—	—	—	174,293	—	—	—	—	174,293
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	6,801	6,801
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(3,579)	(3,579)
Net change in unrealized gain on short-term investments	—	—	—	—	(1,569)	—	—	—	(1,569)
Dividends Declared	—	—	846	(45,968)	—	—	—	—	(45,122)
Exercise of Common Stock options and warrants	9	1	381	—	—	—	—	—	382
Issuance of Common Stock, net	422	3	(22,798)	—	—	—	—	—	(22,795)
Amortization of unearned compensation	—	—	18,062	—	—	—	—	—	18,062
Repurchase of Common Stock	—	—	—	—	—	107	(7,693)	—	(7,693)
BALANCE, DECEMBER 31, 2017	70,749	$707	$680,040	$1,249,091	$(2,083)	36,127	$(1,072,488)	$17,881	$873,148

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,714	$305,480	$116,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,053	52,753	47,793
Amortization of deferred financing fees and accretion of debt discount	13,105	15,252	20,869
Deferred revenue recognized	(394,747)	(321,313)	(163,354)
Increase in deferred revenue	357,855	527,034	113,962
Deferred income taxes	64,950	13,261	(34,770)
Share-based compensation	18,062	21,840	15,139
Gain on disposal of assets	—	(3,351)	—
Other	(2)	(32)	436
Decrease (Increase) in assets:
Receivables	12,171	(169,927)	(2,166)
Deferred charges and other assets	19,426	(15,222)	8,489
(Decrease) Increase in liabilities:
Accounts payable	(3,789)	(5,564)	2,503
Accrued compensation and other expenses	(3,218)	5,155	(2,448)
Accrued taxes payable and other tax contingencies	4,220	8,793	1,501
Net cash provided by operating activities	315,800	434,159	124,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(930,016)	(560,075)	(643,087)
Sales of short-term investments	751,308	434,510	495,201
Purchases of property and equipment	(2,071)	(5,882)	(3,700)
Capitalized patent costs	(34,933)	(32,658)	(29,766)
Acquisition of patents	—	(4,900)	(20,000)
Acquisition of business, net of cash acquired	—	(48,000)	—
Long-term investments	(4,585)	(2,000)	(12,623)
Net cash used in investing activities	(220,297)	(219,005)	(213,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	382	485	46
Proceeds from issuance of senior convertible notes	—	—	316,000
Payments on long-term debt	—	(230,000)	—
Proceeds from other financing activities	—	—	(59,376)
Purchase of convertible bond hedge	—	—	4,500
Proceeds from issuance of warrants	—	—	42,881
Payments of debt issuance costs	—	—	(9,403)
Proceeds from non-controlling interests	6,801	6,804	9,358
Dividends paid	(43,255)	(31,135)	(28,937)
Shares withheld for taxes	(22,798)	(3,381)	(9,849)
Tax benefit from share-based compensation	—	625	2,457
Repurchase of common stock	(7,693)	(64,685)	(96,410)
Net cash (used in) provided by financing activities	(66,563)	(321,287)	171,267
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,940	(106,133)	81,640
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,074	510,207	428,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$433,014	$404,074	$510,207
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	4,740	7,615	7,988
Income taxes paid, including foreign withholding taxes	66,793	108,635	85,780
Non-cash investing and financing activities:
Dividend payable	12,156	10,290	7,068
Non-cash acquisition of patents	32,500	7,900	24,123
Accrued capitalized patent costs and acquisition of patents	1	(146)	18,155
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Cash and cash equivalents at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Money market and demand accounts	$417,348	$404,074
Commercial paper	15,666	—
	$433,014	$404,074
Marketable Securities
At December 31, 2017 and 2016, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 3 years, and we have both the ability and intent to hold the investments until maturity. During both 2016 and 2015, we recorded other-than-temporary impairments of approximately $0.2 million. The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2017, 2016 and 2015.
Marketable securities as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	66,132	—	—	66,132
U.S. government securities	513,645	—	(2,613)	511,032
Corporate bonds, asset backed and other securities	164,075	35	(627)	163,483
Total available-for-sale securities	$743,852	$35	$(3,240)	$740,647
Reported in:
Cash and cash equivalents				$15,666
Short-term investments				724,981
Total marketable securities				$740,647

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	113,490	—	—	113,490
U.S. government securities	224,583	9	(262)	224,330
Corporate bonds, asset backed and other securities	211,406	28	(567)	210,867
Total available-for-sale securities	$549,479	$37	$(829)	$548,687
Reported in:
Cash and cash equivalents				$—
Short-term investments				548,687
Total marketable securities				$548,687
At December 31, 2017 and 2016, $345.0 million and $404.8 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities primarily within two to five years.
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. At December 31, 2017 and 2016, three and four licensees comprised 96% and 91%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2017 and December 31, 2016 (in thousands):

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$417,348	$—	$—	$417,348
Commercial paper (b)	—	66,132	—	66,132
U.S. government securities	—	511,032	—	511,032
Corporate bonds, asset backed and other securities	—	163,483	—	163,483
	$417,348	$740,647	$—	$1,157,995
_______________

(a)	Included within cash and cash equivalents.

(b)	Includes $15.7 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$404,074	$—	$—	$404,074
Commercial paper	—	113,490	—	113,490
U.S. government securities	—	224,330	—	224,330
Corporate bonds and asset backed securities	—	210,867	—	210,867
	$404,074	$548,687	$—	$952,761
_______________

(a)	Included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's long-term debt reported in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$285,126	$377,029	$316,000	$272,021	$428,575
The aggregate fair value of the principal amount of the long-term debt (Level 2 Notes as defined in Note 6 "Obligations") was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.

As discussed in Note 3, "Significant Agreements," we acquired patents associated with a patent license agreement signed during fourth quarter 2017. We have recorded these patents based on their total estimated fair value of $19.7 million and will amortize them over their estimated useful lives. Additionally, as previously disclosed, during third quarter 2016, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Huawei. A portion of the consideration for the agreement was in the form of patents from Huawei. We received the first portion of the patents as of September 30, 2016, and the remaining patents during third quarter 2017. We have recorded these additional patents based on their total estimated fair value of $12.8 million and will amortize them over their estimated useful lives. We estimated the fair value of the patents in these transactions through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction.
Foreign Currency Translation
The functional currency of substantially all of the Company's wholly-owned subsidiaries is the U.S. dollar. Certain subsidiaries have monetary assets and liabilities that are denominated in a currency that is different than the functional currency. The gains and losses resulting from this remeasurement and translation of monetary assets denominated in a currency that is different than the functional currency are reflected in the determination of net income (loss).
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
During 2017 and 2016, we made investments in other entities for $4.6 million, and $2.0 million, respectively. Due to the fact that we do not have significant influence over any of these entities, we are accounting for these investments using the cost method of accounting. The carrying value of our investments in other entities measured at cost as of December 31, 2017 and 2016 was $19.2 million and $14.6 million, respectively.
Intangible Assets
Patents
We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents is 9.8 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.
At December 31, 2017 and 2016, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2017	2016
Weighted average estimated useful life (years)	10.0	9.9
Gross patents	$660,886	$593,309
Accumulated amortization	(335,478)	(282,541)
Patents, net	$325,408	$310,768
Amortization expense related to capitalized patent costs was $52.9 million, $48.6 million and $44.0 million in 2017, 2016 and 2015, respectively. These amounts are recorded within the Patent administration and licensing line of our Consolidated Statements of Income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2017 is as follows (in thousands):

2018	$53,547
2019	50,672
2020	45,871
2021	41,272
2022	38,654
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. We review impairment of goodwill annually on the first day of the fourth quarter. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether a quantitative goodwill impairment test is necessary. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we need not perform the quantitative assessment.
If based on the qualitative assessment we believe it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment test is required to be performed. This assessment requires us to compare the fair value of each reporting unit to its carrying value including allocated goodwill. We determine the fair value of our reporting units generally using a combination of the income and market approaches. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of our equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, a goodwill impairment charge will be recorded for the difference up to the carrying value of goodwill.
The Company acquired goodwill during 2016 as a result of the acquisition of Hillcrest Labs. Refer to Note 15, "Business Combinations," for more information regarding this transaction.
The carrying value of goodwill at December 31, 2017 and 2016 was $16.0 million and $16.2 million, respectively. These amounts are included in "Other Non-Current Assets" on the Consolidated Balance Sheets. No impairments were recorded during 2017 as a result of our annual goodwill assessment.
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
Intangible assets excluding patents consisted of the following (in thousands):

		December 31, 2017				December 31, 2016
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net		Gross Assets	Accumulated Amortization	Net
Trade Names	9	$600	$(67)	$533		$600	$—	$600
Customer Relationships	10	1,700	(170)	1,530		1,700	—	1,700
		$2,300	$(237)	$2,063	(a)	$2,300	$—	$2,300

(a) These amounts are included in "Other Non-Current Assets" on the Consolidated Balance Sheets.
Estimated future amortization expense of these intangible assets is as follows (in thousands):

2018	$237
2019	237
2020	237
2021	237
2022	237
Thereafter	878
$2,063
Revenue Recognition
The discussion that follows below is a description of our revenue recognition practices in effect as of December 31, 2017. As discussed in more detail below under “New Accounting Guidance," the FASB issued guidance on revenue from contracts with customers that superseded most revenue recognition guidance in effect as of year-end 2017, including industry-specific guidance, which is effective for the Company January 1, 2018.
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple elements. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross-licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, advanced payments and fees for service arrangements and settlement of intellectual property enforcement. For agreements entered into or materially modified prior to 2011, due to the inherent difficulty in establishing reliable, verifiable, and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements has often been recognized over the performance period. Since January 2011, we have accounted for all new or materially modified agreements under the FASB revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has standalone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.
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
Deferred Charges
From time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense related to both prepayments and fixed-fee royalty payments and amortize these expenses in proportion to our recognition of the related revenue. In each of 2017, 2016 and 2015, we paid cash commissions of less than $0.3 million.
Incremental direct costs incurred related to an acquisition or origination of a customer contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized. The only eligible costs for deferral are those costs directly related to a particular revenue arrangement. We capitalize those direct costs incurred for the acquisition of a contract through the date of signing, and amortize them on a straight-line basis over the life of the patent license agreement. There were no direct contract origination costs incurred during 2017, 2016 or 2015.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2020 Notes, discussed in detail within Note 6, "Obligations", we incurred directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. The debt issuance costs allocated to the liability component of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized to interest expense over the term of the debt using the effective interest method. The costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. There were no debt issuance costs incurred in 2017 or 2016.
Deferred charges are recorded in our Consolidated Balance Sheets within the following captions (in thousands):

	December 31,
	2017	2016
Prepaid and other current assets
Deferred commission expense	$59	$187
Other non-current assets
Deferred commission expense	48	181
Long-term debt (including current portion of long-term debt)
Deferred financing costs	3,011	4,401
Commission expense was approximately $0.2 million, $0.4 million and $0.6 million in 2017, 2016 and 2015, respectively. Commission expense is included within the Patent administration and licensing line of our Consolidated Statements of Income. Deferred financing expense was $1.4 million, $1.7 million and $2.5 million in 2017, 2016 and 2015, respectively. Deferred financing expense is included within the Other Expense (Net) line of our Consolidated Statements of Income.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any capitalized software costs related to research and development in any period presented. Research, development and other related costs were approximately $70.7 million, $68.7 million and $72.7 million in 2017, 2016 and 2015, respectively.
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards and performance-based awards under our long-term compensation program ("LTCP"). Our LTCP typically includes annual RSU grants with three- to five-year vesting periods; as a result, in any one year, we are typically accounting for at least three active LTCP cycles.
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards are based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term.
As described in Note 2, "Summary of Significant Accounting Policies," certain elements of our accounting for compensation costs associated with share-based transactions changed upon our adoption of ASC 2016-09 in first quarter 2017. We no longer account for these costs net of estimated award forfeitures. Instead, we adjust compensation expense recognized to date in the event of canceled awards as they occur. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls are included in our tax provision. We have also adjusted our disclosures included within our Consolidated Statements of Cash Flows. Tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. Although these changes have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We recorded approximately $0.2 million of long-lived asset impairments in 2015. We did not have any long-lived asset impairments in 2017 or 2016.
Income Taxes
    The Tax Reform Act was signed into law on December 22, 2017. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, we have not yet finalized the accounting for the income tax effects of the Tax Reform Act. This includes the re-measurement of deferred taxes and transition tax on unrepatriated foreign earnings. Furthermore, we are in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2018, and other provisions of the Tax Reform Act. As a result of the Tax Reform Act, we recorded a tax charge of approximately $42.6 million in 2017 primarily due to a re-measurement of deferred tax assets and liabilities, and we do not expect a material repatriation tax liability to be owed. The impact of the Tax Reform Act may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act.
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
In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the U.S. Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.
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
Between 2006 and 2017, we paid approximately $422.3 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $275.2 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.
During 2017 and 2016, we recorded an estimated benefit for domestic production activities deduction of $5.1 million and $8.3 million, respectively, net of any unrecognized tax benefits. Additionally, we included an estimated benefit for research and development credits of $2.3 million, $2.1 million and $2.1 million, net of any unrecognized tax benefits, in 2017, 2016 and 2015, respectively.
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
In 2015, the IRS concluded their audit of tax years 2010 through 2012 of the refund related to research and development tax credits, and upon completion of the review by the Joint Committee on Taxation, we reversed our related reserve for unrecognized tax benefits of $0.6 million. During 2016, we filed amended returns for 2011 through 2014 related to the manufacturing deduction and received notice from the IRS in 2016 that the amended years, along with the originally filed return for 2015, were open to examination. The examination concluded and the refund claims were confirmed by the Joint Committee on Taxation in 2017. We decreased our reserve for unrecognized tax benefits in the amount of $8.0 million in 2017.
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

	For the Year Ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$174,293	$174,293	$309,001	$309,001	$119,225	$119,225
Denominator:
Weighted-average shares outstanding: Basic	34,605	34,605	34,526	34,526	36,048	36,048
Dilutive effect of stock options, RSUs and convertible securities		1,174		663		415
Weighted-average shares outstanding: Diluted		35,779		35,189		36,463
Earnings Per Share:
Net income: Basic	$5.04	5.04	$8.95	8.95	$3.31	3.31
Dilutive effect of stock options, RSUs and convertible securities		(0.17)		(0.17)		(0.04)
Net income: Diluted		$4.87		$8.78		$3.27
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for the years ended December 31, 2017, 2016 and 2015, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Restricted stock units and stock options	19	110	211
Convertible securities	—	4,366	7,656
Warrants	—	6,534	7,656
Total	19	11,010	15,523
New Accounting Guidance
Accounting Standards Update: Stock Compensation
In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We applied the standard beginning in first quarter 2017. Certain elements of our accounting for compensation costs associated with share-based transactions changed upon adoption of ASU 2016-09. We no longer account for these costs net of estimated award forfeitures. Instead, we adjust expense recognized to date in the event of canceled awards as they occur. The elimination of estimated forfeitures did not have a material impact on our financial statements for 2017. Additionally, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital. Rather, these windfalls and shortfalls are included in our tax provision. We also adjusted our disclosures included within our condensed consolidated statements of cash flows. Tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities on a prospective basis and cash paid to tax authorities for shares withheld is included within financing activities retrospectively. Although these changes have no impact on the amount of share-based compensation expense we ultimately recognize, the inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
In May 2017, the FASB issued ASU 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarity and reduces complexity in applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. We adopted this guidance early, in second quarter 2017, and it had no immediate impact on our consolidated financial statements.

Accounting Standards Update: Revenue Recognition
In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most revenue recognition guidance in effect at December 31, 2017, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method.
The new guidance will affect our recognition of revenue from both our fixed-fee and per-unit license agreements beginning in first quarter 2018. For accounting purposes under this new guidance, we will separate our fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement (“Dynamic Fixed-Fee Agreements”) and (ii) those agreements that do not provide for rights to such future technologies (“Static Fixed-Fee Agreements”). Under our current accounting practices, after the fair value allocation between the past and future components of the agreement, we recognize the future components of revenue from all fixed-fee license agreements on a straight-line basis over the term of the related license agreement. Upon adoption of the new guidance, we expect to continue to recognize revenue from Dynamic Fixed-Fee Agreements on a straight-line basis over the term of the related license agreement, while we expect to recognize most or all of the revenue from Static Fixed-Fee Agreements in the quarter the license agreement is signed. We will not recognize any revenue post adoption from Static Fixed-Fee Agreements already in existence at the time the guidance is adopted. Based on our preliminary classifications of fixed-fee license agreements as either “Dynamic” or "Static," in 2017, approximately 70% of our fixed-fee revenue was derived from Dynamic Fixed-Fee Agreements, with the remainder coming from Static Fixed-Fee Agreements. Additionally, in the event a significant financing component is determined to exist in any of our agreements, we may recognize more or less revenue and corresponding interest expense or income, as appropriate. See below for a preliminary summary of expected adjustments related to our adoption of ASC 606.
In addition, under our current accounting practices, we recognize revenue from our per-unit license agreements in the period in which we receive the related royalty report, generally one quarter in arrears from the period in which the underlying sales occur (i.e. on a "quarter-lag"). Upon adoption of the new guidance, we will be required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. Because we do not expect to receive the per-unit licensee royalty reports for sales during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we expect to accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. As a result of accruing revenue for the quarter based on such estimates, adjustments will likely be required in the following quarter to true-up revenue to the actual amounts reported by our licensees. In addition, to the extent we receive prepayments related to per-unit license agreements that do not provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement, we will recognize such prepayments as revenue in the period in which all remaining revenue recognition criteria have been met.
We adopted the new guidance effective January 1, 2018, using the modified retrospective transition method. This will result in a cumulative effect adjustment to retained earnings. This adjustment is primarily the result of the recognition of deferred revenue balances related to our Static Agreements, the recognition of a significant financing component in certain of our Dynamic Fixed-Fee agreements, and related tax effects. The following table presents our preliminary estimate of the expected impact of these adjustments (in thousands). We will finalize and report the final adjustments in conjunction with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

	December 31, 2017	Static Fixed-Fee Agreements	Static Prepayments	Elimination of Quarter-Lag Reporting	Significant Financing Component	Related Tax Effects and Other Balance Sheet Impact	Total Adjustments	January 1, 2018
Accounts Receivable	$216,293	$6,000	$—	$10,957	$—	$(30,000)	$(13,043)	$203,250
Deferred Tax Assets	84,582	—	—	—	—	(42,362)	(42,362)	42,220
Taxes Payable	14,881	—	—	—	—	(1,184)	(1,184)	13,697
Deferred Revenue	(616,813)	99,466	85,146	—	3,235	30,000	217,847	(398,966)
Retained Earnings	(1,249,091)	(105,466)	(85,146)	(10,957)	(3,235)	43,546	(161,258)	(1,410,349)

We expect that as a result of our adoption of ASC 606, our January 1, 2018 deferred revenue balance will be $399.0 million, including $392.3 million related to Dynamic Fixed-Fee royalty payments. Under GAAP in effect as of December 31, 2017, approximately $525.0 million of our $616.8 million of deferred revenue balance as of December 31, 2017 related to Fixed-Fee arrangements.  Our Fixed-Fee royalty payments are scheduled to amortize as follows (in thousands) under GAAP as of December 31, 2017 and under ASC 606, respectively:

	GAAP as of December 31, 2017	ASC 606
2018	$307,142	$184,272
2019	210,128	93,237
2020	2,618	69,047
2021	1,760	45,769
2022	1,245	—
Thereafter	2,133	—
	$525,026	$392,325
Under ASC 606, the remaining $6.7 million of $399.0 million of deferred revenue is expected to be recorded when all revenue recognition criteria have been met.
Accounting Standards Update: Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in first quarter 2020. Early adoption is permitted. We are in the process of determining the effect the adoption will have on our consolidated financial statements.
Accounting Standards Update: Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU.  We adopted this guidance early, in first quarter 2017, and it had no immediate impact on our consolidated financial statements.
Accounting Standards Update: Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. We adopted this guidance early, in first quarter 2017, and it had no immediate impact on our consolidated financial statements.
Accounting Standards Update: Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which eliminates the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this guidance early, in second quarter 2017, and it had no immediate impact on our consolidated financial statements.
Accounting Standards Update: Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain measurement, presentation, and disclosure requirements for financial instruments. The new guidance must be adopted by means of a cumulative-effect adjustment to the balance sheet in the year of adoption and will be effective for the Company starting in first quarter 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Accounting Standards Update: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, "Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We expect to early adopt this guidance in first quarter 2018 and it is not expected to have a material effect on our consolidated financial statements.

3.	SIGNIFICANT AGREEMENTS
During fourth quarter 2017, we entered into a multi-year, worldwide, non-exclusive patent license with LG (the “LG PLA”), a global leader and technology innovator in consumer electronics, mobile communications and home appliances. The LG PLA covers the 3G, 4G and 5G terminal unit products of LG and its affiliates and sets forth a royalty of cash payments to InterDigital as well as a process for the transfer of patents from LG to InterDigital.  The deal also commits the parties to explore cooperation for projects related to the research and development of video and sensor technology for connected and autonomous vehicles.  In addition, the parties also agreed to terms for dismissal by InterDigital of the outstanding litigation among the parties and their affiliates.
Our agreement with LG is a multiple-element arrangement for accounting purposes. We recognized $42.4 million of revenue under this patent license agreement during 2017, including $34.5 million of past sales. We will recognize future revenue under the agreement on a straight-line basis over its term. A portion of the consideration for the agreement was in the form of patents from LG. Refer to Note 2, "Summary of Significant Accounting Policies," for additional information related to the estimates and methods used to determine the fair value of the patents acquired.
Consistent with the revenue recognition policy disclosed in Note 2, "Summary of Significant Accounting Policies," we identified each element of the LG PLA, estimated its relative value for purposes of allocating the arrangement consideration and determined when each of those elements should be recognized. Using the accounting guidance applicable to multiple-element revenue arrangements, we allocated the consideration to each element for accounting purposes using our best estimate of the term and value of each element. The development of a number of these inputs and assumptions in the models requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, sales volumes, discount rate and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each element for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
We have one reportable segment. During 2017, 2016 and 2015, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
United States	$194,184	$199,928	$65,703
South Korea	113,059	69,000	69,000
China	77,087	154,767	2,768
Canada	74,107	10,719	13,151
Taiwan	36,051	185,645	218,584
Japan	25,210	27,685	53,775
Sweden	6,935	6,934	6,934
Other Europe	4,413	4,713	4,807
Germany	1,892	6,463	6,712
Other Asia	—	—	1
Total	$532,938	$665,854	$441,435

During 2017, 2016 and 2015, the following licensees or customers accounted for 10% or more of total revenues:

	2017	2016	2015
Apple (a)	21%	25%	—%
Huawei (b)	14%	23%	—%
Samsung	13%	10%	16%
Blackberry (c)	13%	< 10%	< 10%
Pegatron	< 10%	20%	31%
Sony (d)	< 10%	< 10%	14%

(a) 2016 revenues include $141.4 million of past patent royalties.
(b) 2017 and 2016 revenues include $8.4 million and $121.5 million, respectively, of past patent royalties.
(c) 2017 revenues include $70.7 million of past patent royalties.
(d) 2015 revenues include $21.9 million of past patent royalties.
At December 31, 2017, 2016 and 2015, we held $336.1 million, $287.2 million and $289.7 million, respectively, of our property and equipment and patents in the United States net of accumulated depreciation and amortization, or nearly 100% of our property and equipment and 100% of our patents. At each of December 31, 2017, 2016 and 2015, we held less than $0.3 million of property and equipment, net of accumulated depreciation, collectively, in Canada, Europe and Asia.
5.    PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$20,003	$18,480
Engineering and test equipment	4,034	3,767
Building and improvements	3,624	3,576
Leasehold improvements	9,711	9,692
Furniture and fixtures	1,279	1,247
Property and equipment, gross	38,651	36,762
Less: accumulated depreciation	(27,978)	(24,136)
Property and equipment, net	$10,673	$12,626
Depreciation expense was $3.9 million, $4.1 million and $3.8 million in 2017, 2016 and 2015, respectively. Depreciation expense included depreciation of computer software costs of $0.5 million, $1.0 million and $1.4 million in 2017, 2016 and 2015, respectively. Accumulated depreciation related to computer software costs was $8.8 million and $8.4 million at December 31, 2017 and 2016, respectively. The net book value of our computer software was $0.5 million and $1.0 million at December 31, 2017 and 2016, respectively.
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

6.	OBLIGATIONS
Long-term debt obligations are comprised of the following (in thousands):

	December 31,
	2017	2016
1.50% Senior Convertible Notes due 2020	$316,000	$316,000
Less:
Unamortized interest discount	(27,863)	(39,578)
Deferred financing costs	(3,011)	(4,401)
Total debt obligations	285,126	272,021
Less: Current portion of long-term debt	—	—
Long-term debt obligations	$285,126	$272,021
There were no capital leases at December 31, 2017 or December 31, 2016.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2017 are as follows (in thousands):

2018	$—
2019	—
2020	316,000
2021	—
2022	—
Thereafter	—
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
The 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at a current conversion rate of 13.8664 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $72.12 per share). as adjusted pursuant to the terms of the indenture for the 2020 Notes (the "Indenture"). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle all conversions through combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares.
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
On March 5 and March 9, 2015, in connection with the offering of the 2020 Notes, we entered into convertible note hedge transactions that cover approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, and they have a strike price that corresponds to the conversion price of the 2020 Notes and are exercisable upon conversion of the 2020 Notes.
The cost of the March 5 and March 9, 2015 convertible note hedge transactions was approximately $51.7 million and approximately $7.7 million, respectively.
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million, respectively, of common stock, subject to customary anti-dilution adjustments. As of December 31, 2017, the warrants had a strike price of approximately $88.03 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three-and-a-half-month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
The following table presents the amount of interest cost recognized for the years ended December 31, 2017, 2016 and 2015 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands).

	For the Year Ended December 31,
	2017	2016	2015
Contractual coupon interest	$4,740	$6,178	$9,568
Accretion of debt discount	11,715	13,536	18,384
Amortization of financing costs	1,390	1,716	2,485
Total	$17,845	$21,430	$30,437

7.	COMMITMENTS
We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.9 million, $4.2 million and $3.3 million in 2017, 2016 and 2015, respectively. Minimum future payments for operating leases and purchase commitments as of December 31, 2017 are as follows (in thousands):

2018	$4,784
2019	4,499
2020	2,918
2021	2,377
2022	2,131
Thereafter	4,741
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

ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.1 million based on the exchange rate as of December 31, 2017), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.3 million based on the exchange rate as of December 31, 2017). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at December 31, 2017 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
On June 5, 2015, InterDigital filed an Arbitration Demand with the American Arbitration Association’s International Centre for Dispute Resolution (“ICDR”) seeking declaratory relief denying all of the claims in Pegatron’s Taiwan Action and for breach of contract. On or about June 10, 2015, InterDigital filed a complaint in the United States District Court for the Northern District of California, San Jose Division (the “CA Northern District Court”) seeking a Temporary Restraining Order, Preliminary Injunction, and Permanent Anti-suit Injunction against Pegatron prohibiting Pegatron from prosecuting the Pegatron Taiwan Action. The complaint also sought specific performance by Pegatron of the dispute resolution procedures set forth in the Pegatron PLA and compelling arbitration of the disputes in the Pegatron Taiwan Action. On June 29, 2015, the court granted InterDigital’s motion for a temporary restraining order and preliminary injunction requiring Pegatron take immediate steps to dismiss the Taiwan Action without prejudice. On July 1, 2015, InterDigital was informed that Pegatron had withdrawn its complaint in the Taiwan Intellectual Property Court and that the case had been dismissed without prejudice.
On August 3, 2015, Pegatron filed an answer and counterclaims to InterDigital’s CA Northern District Court complaint. Pegatron accused InterDigital of violating multiple sections of the Taiwan Fair Trade Act, violating Section Two of the Sherman Act, breaching ETSI, IEEE, and ITU contracts, promissory estoppel (pled in the alternative), violating Section 17200 of the California Business & Professions Code, and violating the Delaware Consumer Fraud Act. These counterclaims stemmed from Pegatron’s accusation that InterDigital violated FRAND obligations. As relief, Pegatron sought a declaration regarding the appropriate FRAND terms and conditions for InterDigital’s “declared essential patents,” a declaration that InterDigital’s standard essential patents are unenforceable due to patent misuse, an order requiring InterDigital to grant Pegatron a license on FRAND terms, an order enjoining InterDigital’s alleged ongoing breaches of its FRAND commitments, and damages in the amount of allegedly excess non-FRAND royalties Pegatron has paid to InterDigital, plus interest and treble damages. On August 7, 2015, Pegatron responded to InterDigital’s arbitration demand, disputing the arbitrability of Pegatron’s claims. On September 24, 2015, InterDigital moved to compel arbitration and dismiss Pegatron’s counterclaims or, in the alternative, stay the counterclaims pending the parties’ arbitration. Pegatron’s opposition to this motion was filed on October 22, 2015, and InterDigital’s reply was filed on November 12, 2015. On January 20, 2016, the court granted InterDigital’s motion to compel arbitration of Pegatron’s counterclaims and to stay the counterclaims pending the arbitrators’ determination of their arbitrability. On January 27, 2016, the parties stipulated to stay all remaining aspects of the CA Northern District case pending such an arbitrability determination. On the same day, the court granted the stay and administratively closed the case.
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
In light of the arbitral award regarding jurisdiction, Pegatron’s claims returned to the CA Northern District Court. InterDigital answered and denied all of Pegatron’s counterclaims and filed a counterclaim-in-reply on December 1, 2017. On December 22, 2017, Pegatron answered and denied InterDigital’s counterclaim-in-reply.
On January 16, 2018, InterDigital entered into an amended patent license agreement and settlement agreement with Pegatron, pursuant to which the parties agreed to terms for dismissal of all outstanding litigation and other proceedings among them. On January 22, 2018, the parties filed a stipulation of dismissal of the CA Northern District case. On the same day, the court granted the stipulation and dismissed the case with prejudice. The parties also terminated the arbitration on January 22, 2018.
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
With respect to its arbitration counterclaim for fraudulent inducement, Asus stated in its pleadings that it was seeking return of excess royalties (which totaled close to $63 million as of the August 2016 date referenced in the pleadings and had increased with additional royalty payments made by Asus since such time), plus interest, costs and attorneys’ fees. The evidentiary hearing in the arbitration was held in January 2017, and the parties presented oral closing arguments on March 22, 2017. On August 2, 2017, the arbitral tribunal issued its Final Award. The tribunal fully rejected Asus’s counterclaim, finding that InterDigital did not fraudulently induce Asus to enter into the 2008 Asus PLA. Accordingly, the tribunal dismissed Asus’s fraudulent inducement counterclaim in its entirety. The tribunal also dismissed InterDigital’s claims that Asus breached the confidentiality provisions and the dispute resolution provisions of the 2008 Asus PLA. On October 20, 2017, InterDigital and Asus jointly moved to confirm both the tribunal’s Final Award and the Interim Award on Jurisdiction in the CA Northern District. The court confirmed both awards on October 25, 2017.
REGULATORY PROCEEDINGS
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
On April 18, 2016, ZTE filed a stipulated request for dismissal with prejudice of its counterclaims for breach of contract and patent unenforceability based on FRAND and withdrew its corresponding FRAND-related affirmative defenses. The court granted this request the same day. Also on April 18, 2016, ZTE filed a motion under Federal Rule of Civil Procedure 54(b) seeking certification of partial final judgment on the claims for infringement of the ’966 and ’847 patents to allow ZTE to file an immediate appeal as to those patents. The motion was granted on June 7, 2016, and a partial final judgment was entered on June 20, 2016. On July 18, 2016, ZTE filed its notice of appeal with the Federal Circuit regarding the Delaware District Court’s judgment against ZTE with respect to the ’966 and ’847 patents. Oral argument on ZTE’s appeal was heard on October 4, 2017. On November 3, 2017, the Federal Circuit issued its decision affirming the Delaware District Court judgment finding that the ’966 and ’847 patents are not invalid and are infringed by ZTE 3G and 4G cellular devices. On December 4, 2017, ZTE filed a petition for panel rehearing of the Federal Circuit’s decision. The Federal Circuit denied ZTE’s petition on December 20, 2017, and the court’s mandate issued on December 27, 2017.
On May 15, 2017, InterDigital and Nokia/MMO filed a stipulation of dismissal of the case against MMO, Nokia Corporation and Nokia, Inc. pursuant to a Settlement Agreement and Release of Claims among InterDigital, Microsoft Corporation, Microsoft Mobile, Inc., and MMO, dated May 9, 2017, (the “Microsoft Settlement Agreement”). On May 16, 2017, the Delaware District Court granted the stipulation and dismissed the case against MMO, Nokia Corporation and Nokia, Inc. with prejudice.
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case be stayed for an additional 90 days so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018.

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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 12, 2018.
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
In December 2017, InterDigital entered into a patent license agreement with LG, pursuant to which the parties agreed to terms for dismissal by InterDigital of the outstanding litigation among the parties and their affiliates. Accordingly, on December 5, 2017, InterDigital and LG filed a stipulation of dismissal of the case against LG. On the same day, the Delaware District Court granted the stipulation and dismissed the case against LG with prejudice.
The case remains pending with respect to ZTE.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the above matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2017.

9.	COMPENSATION PLANS AND PROGRAMS
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based RSU awards and performance-based RSU awards under the LTCP. Our LTCP typically includes annual time-based RSU grants with a three-year vesting period, as well as annual performance-based RSU awards with a three to five-year performance period; as a result, in any one year, we are typically accounting for at least three active LTCP cycles. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future.
Equity Incentive Plans
On June 14, 2017, our shareholders adopted and approved the 2017 Equity Incentive Plan (the "2017 Plan"), under which employees, directors and consultants can receive share-based awards such as RSUs, restricted stock and stock options as well as other stock or cash awards. From June 2009 through June 14, 2017, we granted such awards pursuant to our 2009 Stock Incentive Plan (the “2009 Plan," and, together with the 2017 Plan, the "Equity Plans"), which was adopted and approved by our shareholders on June 4, 2009, and the material terms of which were re-approved on June 12, 2014. Upon the adoption of the 2017 Plan in June 2017, the 2009 Plan was terminated and all shares remaining available for grant under the 2009 Plan were canceled. The number of shares available for issuance under the 2017 Plan is equal to 2,400,000 shares plus any shares subject to awards granted under the 2009 Plan that, on or after June 14, 2017, expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by us.
The following table summarizes changes in the number of equity instruments available for grant (in thousands) under the Equity Plans for the current year:

Available for Grant
Balance at December 31, 2016	1,236
RSUs granted (a)	(295)
Options granted	(25)
Options expired and RSUs canceled	246
Balance at June 14, 2017	1,162
Remaining available shares canceled under 2009 Plan	(1,162)
Shares authorized under 2017 Plan	2,400
RSUs granted (a)	(8)
Options expired and RSUs canceled	11
Balance at December 31, 2017	2,403

(a)	RSUs granted include time-based RSUs, performance-based RSUs and dividend equivalents credited.
RSUs and Restricted Stock
We may issue RSUs and/or shares of restricted stock to officers, employees, non-employee directors and consultants. Any cancellations of outstanding RSUs granted under the Equity Plans will increase the number of RSUs and/or shares of restricted stock remaining available for grant under the 2017 Plan. Time-based RSUs vest over periods generally ranging from 1 to 3 years from the date of the grant. Performance-based RSUs generally have a vesting period of between 3 and 5 years. During 2017 and 2016, we granted approximately 0.2 million and 0.4 million RSUs, respectively, under the Equity Plans.
At December 31, 2017 and 2016, we had unrecognized compensation cost related to share-based awards of $13.6 million and $24.8 million, respectively. For grants made in 2017, 2016 and 2015 that cliff vest, we expect to amortize the associated unrecognized compensation cost at December 31, 2017 on a straight-line basis over a three-year period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the payout range for performance-based RSU awards can be anywhere from 0 to 2 times the value of the award.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2016	1,398	$46.65
Granted*	317	58.63
Forfeited*	(22)	63.30
Vested*	(688)	35.14
Balance at December 31, 2017	1,005	$57.95

* These numbers include less than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSU awards when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout level of 200%.

The total vest date fair value of the RSUs that vested in 2017, 2016 and 2015 was $56.0 million, $9.8 million and $26.3 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2017, 2016 and 2015 was $35.14, $44.08 and $41.29, respectively.
Other RSU Grants

We also grant RSUs to all non-management Board members, certain consultants and, in special circumstances, management personnel outside of the LTCP. Grants of this type are supplemental to any awards granted to management personnel through the LTCP.
Stock Options
The 2009 Plan allowed, and the 2017 Plan allows, for the granting of incentive and non-qualified stock options, as well as other securities. The administrator of the Equity Plans, the Compensation Committee of the Board of Directors, determines the number of options to be granted, subject to certain limitations set forth in the 2017 Plan. Annually, since 2013, both incentive and non-qualified stock options have been granted pursuant to the LTCP. Under the terms of the Equity Plans, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the Equity Plans are generally exercisable for a period of between 7 to 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. We also have approximately 0.1 million options outstanding under a prior stock plan that have an indefinite contractual life.
Information with respect to current year stock option activity is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2016	515	$37.38
Granted	25	85.85
Canceled	—	—
Exercised	(9)	44.20
Balance at December 31, 2017	531	$39.55
The weighted average remaining contractual life of our outstanding options was 8.50 years as of December 31, 2017. We currently have approximately 0.1 million options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a prior stock plan. For purposes of calculating the weighted average remaining contractual life, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $9.00 and $11.63. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $1.5 million and $0.2 million, respectively. The total intrinsic value of our options outstanding at December 31, 2017 was $19.7 million. In 2017, we recorded cash received from the exercise of options of approximately $0.4 million. Upon option exercise, we issued new shares of stock.
At both December 31, 2017 and 2016, we had approximately 0.5 million options outstanding that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $21.2 million and $19.4 million, respectively, if they had been fully exercised on those dates.
Defined Contribution Plans
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our 401(k) contribution expense was approximately $1.4 million, $1.1 million and $1.2 million for 2017, 2016 and 2015, respectively. At our discretion, we may also make a profit-sharing contribution to our employees’ 401(k) accounts. Additionally, the company contributed $0.3 million, $0.5 million and $0.2 million in 2017, 2016 and 2015, respectively, to other defined contribution plans.

10.	TAXES
Our income tax provision consists of the following components for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Current
Federal	$3,656	$14,637	$42,181
State	(1)	(60)	415
Foreign source withholding tax	47,592	79,932	55,276
	51,247	94,509	97,872
Deferred
Federal	21,671	(48,086)	(89,026)
State	(1,074)	(557)	554
Foreign source withholding tax	49,832	70,925	55,221
	70,429	22,282	(33,251)
Total	$121,676	$116,791	$64,621
The deferred tax assets and liabilities were comprised of the following components at December 31, 2017 and 2016 (in thousands):

	2017
	Federal	State	Foreign	Total
Net operating losses	$1,804	$122,364	$988	$125,156
Deferred revenue, net	9,058	35	29,189	38,282
Stock compensation	6,643	2,293	—	8,936
Patent amortization	16,052	7	—	16,059
Depreciation	(214)	(65)	—	(279)
Other-than-temporary impairment	379	71	—	450
Other accrued liabilities	268	(26)	—	242
Other employee benefits	3,449	649	—	4,098
	37,439	125,328	30,177	192,944
Less: valuation allowance	(1,773)	(121,155)	(988)	(123,916)
Net deferred tax asset	$35,666	$4,173	$29,189	$69,028

	2016
	Federal	State	Foreign	Total
Net operating losses	$—	$89,162	$463	$89,625
Deferred revenue, net	60,320	288	31,686	92,294
Stock compensation	12,648	2,038	—	14,686
Patent amortization	24,145	—	—	24,145
Depreciation	(502)	(70)	—	(572)
Other accrued liabilities	4,483	321	—	4,804
Other-than-temporary impairment	558	61	—	619
Other employee benefits	2,524	275	—	2,799
	104,176	92,075	32,149	228,400
Less: valuation allowance	—	(89,352)	(463)	(89,815)
Net deferred tax asset	$104,176	$2,723	$31,686	$138,585

Note: Included within the balance sheet, but not reflected in the tables are deferred tax assets primarily related to foreign withholding taxes that are expected to be paid within the next twelve months of $14.9 million and $10.9 million as of December 31, 2017 and December 31, 2016, respectively.

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State tax provision	—%	(0.1)%	0.5%
Change in federal and state valuation allowance	0.5%	0.1%	—%
Research and development tax credits	(0.8)%	(0.5)%	(1.2)%
Uncertain tax positions	(2.4)%	2.1%	—%
Permanent differences	1.0%	0.6%	1.2%
Domestic production activities deduction	(2.0)%	(9.8)%	—%
Stock compensation	(4.0)%	—%	—%
Rate change (a)	14.6%	—%	—%
Other	(0.3)%	0.3%	0.2%
Total tax provision (b)	41.6%	27.7%	35.7%

(a) In 2017, the inclusion of the revaluation of the deferred tax assets attributable to the Tax Reform Act signed into law in December 2017 increased the tax provision by 14.6%.
(b) In 2016, the inclusion of benefits associated with domestic production activities, net of uncertain tax provisions, related to prior years reduced the tax provision by 5.6%.
Income Tax Reform
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"); repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
As a result of the Tax Reform Act, we recorded a tax charge of approximately $42.6 million in 2017 due to a re-measurement of deferred tax assets and liabilities, and we do not expect a material repatriation tax liability to be owed. We will continue to monitor as additional guidance is released. The tax charge represents provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. On a go-forward basis, we currently expect a significant portion of our income to qualify as FDII and thus be subject to the 13.125% tax rate.
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the majority of our state deferred tax assets will not be utilized; therefore we have maintained a near full valuation allowance against our state deferred tax assets as of December 31, 2017. All other deferred tax assets are fully benefited.
As discussed in Note 2, the Company adopted ASU 2016-09 effective January 1, 2017. Under ASU 2016-09, tax windfalls and shortfalls related to the tax effects of employee share-based compensation no longer reside within additional paid-in-capital, rather these windfalls and shortfalls are included within our income tax provision. During 2017, we realized $12.1 million of tax windfalls which was recorded as a reduction to our income tax provision. In the past, we recognized excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation had been realized, we followed the with and without approach excluding any indirect effects of the excess tax deductions. Under the approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During 2016 and 2015, we realized $0.6 million and $2.5 million of tax windfalls, respectively, and were recorded as a corresponding entry to additional paid-in capital. As of December 31, 2016, we had $11.9 million of state unrealized tax benefits associated with share-based compensation. These amounts were recorded on the balance sheet in 2017 when the company adopted ASU 2016-09. There was no impact to retained earnings as the amount was offset by a full valuation allowance.
Uncertain Income Tax Positions
As of December 31, 2017, 2016 and 2015, we had $3.3 million, $10.4 million and $1.5 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2017, we released a reserve of $6.5 million as a result of the IRS Joint Committee issuing a letter ruling in acceptance of the refund claims associated with the domestic production activities deduction and research and development credit. Additionally, we reduced the previously established reserve for the 2016 domestic production activities deduction and research and development credit by $1.6 million. These reductions in reserves were partially offset by the establishment of a $1.0 million reserve related to the 2017 research and development and manufacturing deduction credit, as well an increase for interest and penalty on previously recognized reserves.
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
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2015 through 2017 (in thousands):

	2017	2016	2015
Balance as of January 1	$10,397	$1,469	$1,361
Tax positions related to current year:
Additions	1,009	3,209	141
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	6,281	—
Reductions	(1,610)	—	(33)
Settlements	(6,544)	(562)	—
Lapses in statues of limitations	—	—	—
Balance as of December 31	$3,252	$10,397	$1,469
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For certain positions that related to years prior to 2017, we have recorded approximately $0.1 million of accrued interest during 2017 and 2016.
The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2011 to the present are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2020. The 2017 return is expected to be filed by October 16, 2018 and the statute of limitations will expire three years from the date it is filed. Specific tax treaty procedures remain open for certain jurisdictions for 2007, 2008 and 2009. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years. The total amount of state net operating losses is $1.6 billion. The Company has an ongoing audit of its California tax returns for years 2012 through 2015.
The U.S. Internal Revenue Service ("IRS") concluded their audit of tax years 2010 through 2012 in 2015 and the refund, related to research and development tax credits, was reviewed by the Joint Committee on Taxation, as all refund claims in excess of $5.0 million are reviewed. In February 2016, we received correspondence from the Joint Committee on Taxation confirming the results of the IRS exam with no exception. We reversed our related reserve for unrecognized tax benefits of

$0.6 million in first quarter 2016. In second quarter 2016, we filed amended returns for 2011 through 2014 related to the manufacturing deduction and received notice from the IRS in third quarter 2016 that the amended years, along with the originally filed return for 2015, were open to examination. The examination concluded in second quarter 2017 and the refund claims were confirmed by the Joint Committee on Taxation in third quarter 2017. Accordingly, we adjusted our reserve for unrecognized tax benefits in the amount of $8.0 million in 2017.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2017, 2016 and 2015, we paid $46.7 million, $79.9 million and $55.3 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2007 and 2017, we paid approximately $422.3 million in foreign taxes for which we have claimed foreign tax credits against our U.S. tax obligations. Of this amount, $275.2 million relates to taxes paid to foreign governments that have tax treaties with the U.S. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to both foreign currency fluctuations and differences in the interest rate charged by the U.S. government compared to the interest rates, if any, used by the foreign governments, any such agreement could result in net interest expense and/or foreign currency gain or loss.

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
The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, in thousands.

	2014 Repurchase Program
	# of Shares	Value
2017	107	$7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,801	$321,413
Dividends
Cash dividends on outstanding common stock declared in 2017 and 2016 were as follows (in thousands, except per share data):

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	10,413	20,817
Third quarter	0.35	12,149	32,966
Fourth quarter	0.35	12,156	45,122
	$1.30	$45,122

2016
First quarter	$0.20	$6,923	$6,923
Second quarter	0.20	6,861	13,784
Third quarter	0.30	10,285	24,069
Fourth quarter	0.30	10,290	34,359
	$1.00	$34,359
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
Common Stock Warrants
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, subject to customary anti-dilution adjustments. As of December 31, 2017, the warrants had a strike price of approximately $88.03 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three-and-a-half-month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.

12.	OTHER (EXPENSE) INCOME
Other expense is comprised of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Interest expense	$(17,845)	$(21,126)	$(30,417)
Interest and investment income	8,488	3,748	3,858
Other	252	2,343	(975)
	$(9,105)	$(15,035)	$(27,534)

13.	SELECTED QUARTERLY RESULTS (UNAUDITED)
The table below presents quarterly data for the years ended December 31, 2017 and 2016:

	First	Second	Third	Fourth
	(In thousands, except per share amounts, unaudited)
2017
Revenues (a)	$94,530	$135,779	$97,325	$205,304
Net income applicable to InterDigital, Inc.'s common shareholders	$33,756	$52,499	$35,536	$52,502
Net income per common share — basic	$0.98	$1.51	$1.02	$1.52
Net income per common share — diluted	$0.93	$1.46	$1.00	$1.48
2016
Revenues (b)	$107,764	$75,915	$208,307	$273,868
Net income applicable to InterDigital, Inc.'s common shareholders	$28,071	$39,994	$104,466	$136,470
Net income per common share — basic	$0.80	$1.16	$3.05	$3.98
Net income per common share — diluted	$0.79	$1.14	$2.99	$3.85

(a) In 2017, we recognized $162.9 million of past patent royalties primarily attributable to the LG PLA, the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017 and our second quarter 2017 settlement agreement with Microsoft Corporation.
(b) In 2016, we recognized $309.7 million of past patent royalties primarily due to new patent license agreements.
14. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of December 31, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $34.4 million and $0.2 million, respectively. Assets included $23.3 million of cash and cash equivalents and $11.1 million of patents, net. As of December 31, 2016, the combined book values of the assets and liabilities associated with these variable interest entities included in our Consolidated Balance Sheet were $28.9 million and $2.3 million, respectively. Assets included $20.3 million of cash and cash equivalents and $8.0 million of patents, net. The impact of consolidating these variable interest entities on our Consolidated Statements of Income was not significant.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the years ended December 31, 2017, 2016 and 2015, we have allocated approximately $3.6 million, $3.5 million and $2.8 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
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
15. BUSINESS COMBINATIONS
Hillcrest Labs
On December 20, 2016, we acquired Hillcrest Laboratories, Inc. ("Hillcrest Labs"), a pioneer in sensor processing technology, for approximately $48.0 million in cash, net of $0.4 million cash acquired. The business combination transaction was accounted for using the acquisition method of accounting. We estimated the fair value of the intangible assets in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected revenues, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. The purchase price allocation is now final.
Purchase price allocation
The following table summarizes the purchase price allocation made to the net tangible and intangible assets acquired and liabilities assumed on their acquisition date fair values, with the excess amount recorded as goodwill, which, as of the acquisition date, was representative of the expected synergies from the integration of Hillcrest Labs and its strategic fit within our organization (in thousands):

	Amount	Estimated Useful Life (Years)
Net tangible assets and liabilities:
Deferred tax assets and liabilities	$2,221
Net working capital	(8,754)
	$(6,533)
Identified intangible assets:
Patents/existing technology	$36,200	9 - 10
Trade name	600	9
Customer relationships	1,700	10
Goodwill	16,033	N/A
	$54,533

Total purchase price	$48,000

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
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2018 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

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
(1)Financial Statements.
The information required by this item begins on Page 61.
(2)Financial Statement Schedules.
The following financial statement schedule of InterDigital is included herewith and should be read in conjunction with the Financial Statements included in this Item 15.
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2017 valuation allowance for deferred tax assets	$89,815	$34,430	(a)	$(329)	$123,916
2016 valuation allowance for deferred tax assets	$81,893	$7,922	(b)	$—	$89,815
2015 valuation allowance for deferred tax assets	$71,679	$10,214	(b)	$—	$81,893
2017 reserve for uncollectible accounts	$—	$456		$—	$456
2016 reserve for uncollectible accounts	$—	$—		$—	$—
2015 reserve for uncollectible accounts	$1,654	$(1,654)	(c)	$—	$—

(a)
The increase was primarily a result of the Tax Cut and Jobs Act signed into law in December of 2017. There was also a release of a state VA during the year that ran through tax expense. The remainder of the increase was necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)	The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(c)	The decrease relates to the reversal of a bad debt reserve as a result of a settlement agreement with a technology solutions customer.
(3)Exhibits.
See Item 15(b) below.
(b)

Exhibit Number	Exhibit Description
*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. ("InterDigital") (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated January 30, 2015).
*4.1	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Quarterly Report on Form 10-Q dated April 28, 2011).
*4.2	Indenture, dated March 11, 2015, between InterDigital and the Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*4.3	Form of 1.50% Senior Convertible Note due 2020 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
Real Estate Leases
*10.1	Lease Agreement effective March 1, 2012 by and between InterDigital and Musref Bellevue Parkway, LP (Exhibit 10.5 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2012).
Benefit Plans

†*10.2	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991). (P)
†*10.3	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.4	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.5	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
†*10.6	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.7	2015 Amendment to 2009 Stock Incentive Plan, effective as of June 11, 2015 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 30, 2015).
†*10.8	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (LTCP Award) (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated January 28, 2013).
†*10.9	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Time-Based Restricted Stock Units (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).
†*10.10
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Performance-Based Restricted Stock Units (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).

†*10.11	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (Exhibit 10.5 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).
†*10.12	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.13	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.14	2017 Equity Incentive Plan (Exhibit 10.1 to InterDigital's Registration Statement on Form S-8 filed with the SEC on June 15, 2017 (File No. 333-218755)).
†*10.15	2017 Equity Incentive Plan, Form of Agreement for Time-Based Restricted Stock Unit Awards (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated June 16, 2017).
†*10.16	2017 Equity Incentive Plan, Form of Agreement for Performance-Based Restricted Stock Unit Awards (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated June 16, 2017).
†*10.17	2017 Equity Incentive Plan, Form of Agreement for Option Awards (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated June 16, 2017).
†10.18	2017 Equity Incentive Plan, Form of Agreement for Restricted Stock Unit Awards to Non-Employee Directors.
†*10.19	Compensation Program for Non-Management Directors (as amended June 2016) (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated August 2, 2016).
†*10.20	Compensation Program for Non-Management Directors (as amended March 2017) (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 3, 2017).
†*10.21	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.22	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).
Employment-Related Agreements

†*10.23
Indemnity Agreement dated as of March 19, 2003 by and between InterDigital and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Jeffrey K. Belk, Richard J. Brezski, Joan H. Gillman, S. Douglas Hutcheson, John A. Kritzmacher, Jannie K. Lau, John D. Markley, Jr., Scott A. McQuilkin, William J. Merritt, James J. Nolan, Kai O. Öistämö, Jean F. Rankin, Lawrence F. Shay and Philip P. Trahanas) (Exhibit 10.47 to InterDigital's Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.24
Assignment and Assumption of Indemnity Agreement dated as of July 2, 2007, by and between InterDigital Communications Corporation, InterDigital and Bruce G. Bernstein (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital Communications Corporation, InterDigital, Inc. and the following individuals, were not filed: Richard J. Brezski, William J. Merritt, James J. Nolan and Lawrence F. Shay) (Exhibit 10.90 to InterDigital's Quarterly Report on Form 10-Q dated August 9, 2007).

†*10.25	Employment Agreement dated March 14, 2013 between InterDigital and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.26	Employment Agreement dated March 14, 2013 between InterDigital and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.27	Employment Agreement dated March 14, 2013 between InterDigital and Jannie Lau (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.28	Employment Agreement dated March 14, 2013 between InterDigital and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.29	Employment Agreement dated March 14, 2013 between InterDigital and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.30	Employment Agreement dated March 14, 2013 between InterDigital and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
Other Material Contracts
*10.31	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*10.32	Form of Warrant Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
101
The following financial information from InterDigital's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

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
INTERDIGITAL, INC.

Date: February 22, 2018	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2018	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 22, 2018	/s/ Jeffrey K. Belk
Jeffrey K. Belk, Director

Date: February 22, 2018	/s/ Joan H. Gillman
Joan H. Gillman, Director

Date: February 22, 2018	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 22, 2018	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 22, 2018	/s/ Kai O. Öistämö
Kai O. Öistämö, Director

Date: February 22, 2018	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 22, 2018	/s/ Philip P. Trahanas
Philip P. Trahanas, Director

Date: February 22, 2018	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2018	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer)