Form 10-Q
period 2018-03-31
InterDigital, Inc.
filed 2018-04-26
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-33579
INTERDIGITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA (State or Other Jurisdiction of Incorporation or Organization)	82-4936666 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,746,191
Title of Class	Outstanding at April 24, 2018

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

EXPLANATORY NOTE ABOUT INTERDIGITAL, INC.
On April 3, 2018, for the purpose of reorganizing its holding company structure, InterDigital, Inc., a Pennsylvania corporation and then-existing NASDAQ-listed registrant (the “Predecessor Company”), executed an Agreement and Plan of Merger (“Merger Agreement”) with InterDigital Parent, Inc., a Pennsylvania corporation (the “Successor Company”) 100% owned by the Predecessor Company, and another newly formed Pennsylvania corporation owned 100% by the Successor Company (“Merger Sub”). Pursuant to the Merger Agreement, on April 3, 2018, Merger Sub merged (the “Merger” or “Reorganization”) with and into the Predecessor Company, with the Predecessor Company surviving. As a result of the Merger, the Predecessor Company is now a wholly owned subsidiary of the Successor Company. Neither the business conducted by the Successor Company and the Predecessor Company in the aggregate, nor the consolidated assets and liabilities of the Successor Company and the Predecessor Company in the aggregate, changed as a result of the Reorganization. By virtue of the Merger, each share of the Predecessor Company’s outstanding common stock was converted, on a share-for-share basis, into a share of common stock of the Successor Company. As a result, each shareholder of the Predecessor Company became the owner of an identical number of shares of common stock of the Successor Company. Immediately following the Reorganization, the Successor Company was renamed as “InterDigital, Inc.,” identical to the Predecessor Company’s name prior to the Merger. The Successor Company’s common stock continues to be traded under the name “InterDigital, Inc.” and continues to be listed on the NASDAQ Global Select Market under the ticker symbol “IDCC.” In addition, immediately following the Merger the directors and executive officers of the Successor Company were the same individuals who were directors and executive officers, respectively, of the Predecessor Company immediately prior to the Merger.
For the purpose of this Quarterly Report on Form 10-Q, references to the Company, our Board of Directors or any committee thereof, or our management, employees, business or financial results at or for any period prior to the Merger refer to those of the Predecessor Company and thereafter to those of the Successor Company.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2018	DECEMBER 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$417,481	$433,014
Short-term investments	699,136	724,981
Accounts receivable, less allowances of $456	66,789	216,293
Prepaid and other current assets	24,992	21,506
Total current assets	1,208,398	1,395,794
PROPERTY AND EQUIPMENT, NET	10,185	10,673
PATENTS, NET	321,977	325,408
DEFERRED TAX ASSETS	37,934	84,582
OTHER NON-CURRENT ASSETS	47,664	37,963
	417,760	458,626
TOTAL ASSETS	$1,626,158	$1,854,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,629	$10,260
Accrued compensation and related expenses	12,753	24,571
Deferred revenue	75,652	307,142
Taxes payable	256	14,881
Dividends payable	12,164	12,156
Other accrued expenses	11,736	7,431
Total current liabilities	126,190	376,441
LONG-TERM DEBT	288,506	285,126
LONG-TERM DEFERRED REVENUE	165,966	309,671
OTHER LONG-TERM LIABILITIES	9,764	10,034
TOTAL LIABILITIES	590,426	981,272
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,957 and 70,749 shares issued and 34,746 and 34,622 shares outstanding	709	707
Additional paid-in capital	672,692	680,040
Retained earnings	1,428,437	1,249,091
Accumulated other comprehensive loss	(4,279)	(2,083)
	2,097,559	1,927,755
Treasury stock, 36,211 and 36,127 shares of common held at cost	1,078,512	1,072,488
Total InterDigital, Inc. shareholders’ equity	1,019,047	855,267
Noncontrolling interest	16,685	17,881
Total equity	1,035,732	873,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,626,158	$1,854,420

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
REVENUES:
Patent licensing royalties	$87,098	$89,226
Technology solutions	346	5,304
	87,444	94,530

OPERATING EXPENSES:
Patent administration and licensing	26,916	26,880
Development	16,174	19,781
Selling, general and administrative	14,204	13,901
	57,294	60,562

Income from operations	30,150	33,968

OTHER EXPENSE (NET)	(6,336)	(2,814)
Income before income taxes	23,814	31,154
INCOME TAX BENEFIT	4,915	1,624
NET INCOME	$28,729	$32,778
Net loss attributable to noncontrolling interest	(1,196)	(978)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$29,925	$33,756
NET INCOME PER COMMON SHARE — BASIC	$0.86	$0.98
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,641	34,370
NET INCOME PER COMMON SHARE — DILUTED	$0.84	$0.93
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,606	36,220
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.30

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
Net income	$28,729	$32,778
Unrealized (loss) gain on investments, net of tax	(1,747)	(45)
Comprehensive income	$26,982	$32,733
Comprehensive loss attributable to noncontrolling interest	(1,196)	(978)
Total comprehensive income attributable to InterDigital, Inc.	$28,178	$33,711

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,729	$32,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,699	14,528
Amortization of deferred financing costs and accretion of debt discount	3,380	3,201
Deferred revenue recognized	(53,121)	(78,921)
Increase in deferred revenue	7,829	185,000
Deferred income taxes	(5,551)	(21,444)
Share-based compensation	816	5,317
Other	(4)	1
(Increase) decrease in assets:
Receivables	24,396	(174,069)
Deferred charges and other assets	(9,100)	(13,486)
Increase (decrease) in liabilities:
Accounts payable	1,083	2,516
Accrued compensation and other expenses	(7,781)	(9,805)
Accrued taxes payable and other tax contingencies	(5,970)	28,529
Net cash (used in) operating activities	(595)	(25,855)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(94,134)	(429,941)
Sales of short-term investments	118,336	231,516
Purchases of property and equipment	(399)	(268)
Capitalized patent costs	(8,035)	(7,787)
Acquisition of patents	—	—
Long-term investments	(4,250)	(501)
Net cash provided by (used in) investing activities	11,518	(206,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	—	82
Dividends paid	(12,155)	(10,292)
Taxes withheld upon restricted stock unit vestings	(8,277)	(21,955)
Repurchase of common stock	(6,024)	—
Net cash (used in) financing activities	(26,456)	(32,165)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,533)	(265,001)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	433,014	404,074
CASH AND CASH EQUIVALENTS, END OF PERIOD	$417,481	$139,073
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,370	2,370
Income taxes paid, including foreign withholding taxes	8,053	2,990
Non-cash investing and financing activities:
Dividend payable	12,164	10,404
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(2,286)	(1,128)

Refer to Note 1, "Basis of Presentation" for more information regarding the impact of our adoption of ASC 606.

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2018, and the results of our operations for the three months ended March 31, 2018 and 2017 and our cash flows for the three months ended March 31, 2018 and 2017. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2017 Form 10-K except as set forth below under "New Accounting Guidance."
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

New Accounting Guidance
Accounting Standards Update: Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") which superseded most prior revenue recognition guidance ("ASC 605"), including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We adopted the requirements of the new standard as of January 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2018.  Accordingly, all periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”).
The adoption of the new guidance affected our recognition of revenue from both our fixed-fee and per-unit license agreements. For accounting purposes under this new guidance, we separate our fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement (“Dynamic Fixed-Fee Agreements”) and (ii) those agreements that do not provide for rights to such future technologies (“Static Fixed-Fee Agreements”). Under our previous accounting practices, after the fair value allocation between the past and future components of the agreement, we recognized the future components of revenue from all fixed-fee license agreements on a straight-line basis over the term of the related license agreement. As a result of our adoption of the new guidance, we will continue to recognize revenue from Dynamic Fixed-Fee Agreements on a straight-line basis over the term of the related license agreement, while we expect to recognize most or all of the revenue from Static Fixed-Fee Agreements in the quarter the license agreement is signed. We will not recognize any ongoing revenue from Static Fixed-Fee Agreements already in existence at the time the guidance was adopted. Additionally, in the event a significant financing component is determined to exist in any of our agreements, we will recognize more or less revenue and corresponding interest expense or income, as appropriate.
In addition, under our previous accounting practices, we recognized revenue from our per-unit license agreements in the period in which we received the related royalty report, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). We are now required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. Because we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. As a result of accruing revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true-up revenue to the actual amounts reported by our licensees. In addition, to the extent we receive prepayments related to per-unit license agreements that do not provide rights over the term of the license to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement, we will recognize such prepayments as revenue in the period in which all remaining revenue recognition criteria have been met.
Finally, under our previous accounting practices, we established a receivable, and any related deferred tax asset for foreign withholding taxes, for payments expected to be received within twelve months from the balance sheet date, based on the terms of the license agreement. Our reporting of such payments resulted in increases to: accounts receivable and deferred revenue; and deferred tax assets and taxes payable. Under ASC 606, we will only recognize those amounts as they become due.
See below for a summary of adjustments related to our adoption of ASC 606. Amounts are in thousands.

	December 31, 2017	Static Fixed-Fee Agreements	Static Prepayments	Elimination of Quarter-Lag Reporting	Significant Financing Component	Related Tax Effects and Other Balance Sheet Impact	Total Adjustments	January 1, 2018
Accounts Receivable	$216,293	$6,000	$—	$10,948	$—	$(171,727)	$(154,779)	$61,514
Deferred Tax Assets	84,582	—	—	—	—	(52,199)	(52,199)	32,383
Taxes Payable	(14,881)	—	—	—	—	8,655	8,655	(6,226)
Deferred Revenue	(616,813)	99,466	85,146	—	3,235	171,727	359,574	(257,239)
Retained Earnings	(1,249,091)	(105,466)	(85,146)	(10,948)	(3,235)	43,544	(161,251)	(1,410,342)
Disaggregated Revenue
The following table presents the disaggregation of our revenue for first quarter 2018 under ASC 606. First quarter 2017 revenues are presented in accordance with ASC 605. Amounts are in thousands.

	For the Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Variable patent royalty revenue	$6,083	$15,859	$(9,776)	(62)%
Fixed-fee royalty revenue	57,671	73,367	(15,696)	(21)%
Current patent royalties [a]	63,754	89,226	(25,472)	(29)%
Non-current patent royalties [b]	23,344	—	23,344	—%
Total patent royalties	87,098	89,226	(2,128)	(2)%
Current technology solutions revenue [a]	346	5,304	(4,958)	(93)%
Total revenue	$87,444	$94,530	$(7,086)	(7)%

a.    Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.
Non-current patent royalties for the three months ended March 31, 2018 consist of past patent royalties and royalties from static agreements. For the three months ended March 31, 2017, non-current patent royalties consist of past patent royalties.

    We recognized as revenue in first quarter 2018 $53.1 million that had been included in deferred revenue as of the beginning of the period. Additionally, upon adoption of ASC 606 on January 1, 2018, we had $24.7 million of contract assets. As of March 31, 2018, we had contract assets of $44.9 million and $5.5 million included within accounts receivable and other non-current assets, respectively.
Impact of Adoption of ASC 606
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed current period consolidated income statement and balance sheet is presented below. We believe this additional information is vital during the transition year to allow readers of our financial statements to compare financial results from the preceding financial year given the absence of restatement of the prior period. The adoption of ASC 606 did not affect our reported total amounts of cash flows from operating, investing and financing activities. Amounts contained in the tables below are in thousands, except per share data.

	For the Three Months Ended March 31,
	2018			2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
REVENUES:
Variable patent royalty revenue	$6,083	$3,994	$10,077	$15,859
Fixed-fee royalty revenue	57,671	20,511	78,182	73,367
Current patent royalties	63,754	24,505	88,259	89,226
Non-current patent royalties	23,344	(10,000)	13,344	—
Total patent royalties	87,098	14,505	101,603	89,226
Current technology solutions revenue	346	2,984	3,330	5,304
	$87,444	$17,489	$104,933	$94,530
OPERATING EXPENSES:	57,294	—	57,294	60,562
Income from operations	30,150	17,489	47,639	33,968
OTHER EXPENSE (NET)	(6,336)	4,676	(1,660)	(2,814)
Income before income taxes	23,814	22,165	45,979	31,154
INCOME TAX BENEFIT (EXPENSE)	4,915	(6,023)	(1,108)	1,624
NET INCOME	$28,729	$16,142	$44,871	$32,778
Net loss attributable to noncontrolling interest	(1,196)	—	(1,196)	(978)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$29,925	$16,142	$46,067	$33,756
NET INCOME PER COMMON SHARE — BASIC	$0.86	$0.47	$1.33	$0.98
NET INCOME PER COMMON SHARE — DILUTED	$0.84	$0.45	$1.29	$0.93

	March 31, 2018			December 31, 2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
Accounts Receivable, net	$66,789	$177,532	$244,321	$216,293
Deferred Tax Assets	37,934	54,014	91,948	84,582
Other Non-current Assets	47,664	(5,500)	42,164	37,963
Taxes Payable	(256)	(16,493)	(16,749)	(14,881)
Deferred Revenue	(241,618)	(354,662)	(596,280)	(616,813)
Retained Earnings	(1,428,437)	145,109	(1,283,328)	(1,249,091)

Contracted Revenue
Based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of March 31, 2018, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue
Remainder 2018	$173,014
2019	230,685
2020	230,685
2021	169,039
2022	85,228
See below for our revised Revenue Recognition accounting policy upon adoption of the new guidance.
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple performance obligations. These agreements can include, without limitation, performance obligations related to the settlement of past patent infringement liabilities, patent and/or know-how licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with a promises to provide any technology updates to the portfolio during the term.
All agreements have been accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue from Contracts with Customers,” or ASC 606. This guidance requires the use of a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our Condensed Consolidated Balance Sheets. Contract assets due more than twelve months after the balance sheet date are included in Other non-current assets.
Patent License Agreements
Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance indicated above. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:
Consideration for Past Patent Royalties
Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive consideration for past patent royalties in connection with the settlement of patent litigation where there was no prior patent license agreement. In each of these cases, we record the consideration as revenue as prescribed by the five-step model.
Fixed-Fee Agreements
Fixed-fee agreements are up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement for a specified time period or for the term of the agreement for specified products, under certain patents or patent claims, for sales in certain countries, or a combination thereof - in each case for a specified time period (including for the life of the patents licensed under the agreement).

Dynamic fixed-fee license agreements contain a single performance obligation that represents ongoing access to a portfolio of technology over the license term, since our promise to transfer to the licensee access to the portfolio as it exists at inception of the license, along with promises to provide any technology updates to the portfolio during the term, are not separately identifiable. Upon entering a new agreement, we allocate the transaction price to the performance obligations delivered at signing (e.g. our existing patent portfolio) and future performance obligations (e.g. the technology updates). We use a time-based input method of progress to determine the timing of revenue recognition, and as such we recognize the future deliverables on a straight-line basis over the term of the agreement. We utilize the straight-line method as we believe that it best depicts efforts expended to develop and transfer updates to the customer evenly throughout the term of the agreement.
Static fixed-fee license agreements are fixed-price contracts that generally do not include updates to technology we create after the inception of the license agreement or in which the customer does not stand to substantively benefit from those updates during the term. Generally, our performance obligations are satisfied at contract signing, and as such revenue is recognized at that time.
Variable Agreements
Upon entering a new variable patent license agreement, the licensee typically agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We utilize the sales- or usage- based royalty exception for these agreements and recognize revenues during the contract term when the underlying sale or usage occurs. Our licensees under variable agreements provide us with quarterly royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, we are required to estimate revenues, subject to the constraint on our ability to estimate such amounts.
Technology Solutions
Technology solutions revenue consists primarily of revenue from royalty payments. We recognize revenue from royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements. Technology solutions revenues also consist of revenues from software licenses, engineering services and product sales. The nature of these contracts and timing of payments vary.
Patent Sales
Our business strategy of monetizing our intellectual property includes the sale of select patent assets. As patent sales executed under this strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue. We will recognize the revenue in accordance with the five-step model, generally upon closing of the patent sale transaction.
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
Accounting Standards Update: Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain measurement, presentation, and disclosure requirements for financial instruments. The new guidance must be adopted by means of a cumulative-effect adjustment to the balance sheet in the year of adoption and became effective for the Company starting in first quarter 2018. We adopted this guidance in first quarter 2018, and it did not have a material effect on the Company's consolidated financial results.
Accounting Standards Update: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, "Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("The Tax Reform Act"). The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We early adopted this guidance in first quarter 2018, and reflected a $0.4 million adjustment to retained earnings during the period.

2. INCOME TAXES
In first quarter 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 20.6%. The effective tax rate for first quarter 2018 was favorably impacted by provisions contained within the Tax Reform Act, discussed below. We recorded discrete benefits of $3.4 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative. The effective rate would have been a benefit of 6.3% not including these discrete benefits. This is compared to an effective tax rate benefit of 5.2% based on the statutory federal tax rate net of discrete federal and state taxes during first quarter 2017. The first quarter 2017 effective tax rate included an $11.8 million discrete net expense related to excess tax benefits related to share-based compensation.
During first quarter 2018 and 2017, we paid approximately $7.8 million and $3.0 million, respectively, of foreign source withholding tax. Additionally, as of March 31, 2018 and December 31, 2017, we have included $0.3 million and $14.9 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"); repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The first quarter 2018 effective tax rate includes a forecasted $18.8 million net benefit related to our income qualifying as FDII. We will continue to monitor as additional guidance is released. The tax charge represents provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur. The Company further notes that its tax positions could be altered by pending IRS regulations that could clarify certain provisions of the Tax Reform Act.
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

	For the Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$29,925	$29,925	$33,756	$33,756
Denominator:
Weighted-average shares outstanding: Basic	34,641	34,641	34,370	34,370
Dilutive effect of stock options, RSUs, convertible securities and warrants		965		1,850
Weighted-average shares outstanding: Diluted		35,606		36,220
Earnings Per Share:
Net income: Basic	$0.86	$0.86	$0.98	$0.98
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.02)		(0.05)
Net income: Diluted		$0.84		$0.93
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of EPS because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock and, as a result, the effect of such exercise or conversion would have been anti-

dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of EPS for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Restricted stock units and stock options	25	29
Convertible securities	—	—
Warrants	4,403	—
Total	4,428	29
Convertible Notes
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes") ($71.74 per share as of March 31, 2018) or above the strike price of our outstanding warrants ($87.68 per share as of March 31, 2018), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. See Note 7, "Long-Term Debt," for additional information about the Convertible Notes and warrants.

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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.2 million based on the exchange rate as of March 31, 2018), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.9 million based on the exchange rate as of March 31,

2018). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at March 31, 2018 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
On April 16, 2018, InterDigital filed a motion in the CA Northern District Court proceeding for leave to amend its counterclaims to include a claim of intentional interference with contract. This motion remains pending.

On April 17, 2018, the parties served opening expert reports in the CA Northern District Court proceeding. Asus’s damages expert contends that Asus is currently owed damages in the amount of $75.9 million based on its claims that InterDigital charged royalties inconsistent with its FRAND commitments. Those damages, which represent a substantial portion of the royalties paid by Asus through third quarter 2017, do not reflect Asus’s most recent royalty payments. Asus also seeks interest, costs and attorneys’ fees, as well as, in connection with its Sherman Act claim, treble damages.
The Company has not recorded any accrual at March 31, 2018, for contingent losses associated with the CA Northern District Court Proceeding. While a material loss is reasonably possible, the Company cannot estimate the potential range of loss given the range of possible outcomes, as this matter is not at a sufficiently advanced stage to allow for such an estimate.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA)

Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ’244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which returned the matter to the PTAB for further proceedings as to that claim. On July 28, 2017, IPR Licensing, Inc., filed a petition for a writ of certiorari with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, arguing that the petition should be held pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC, which will determine whether the IPR process as a whole is unconstitutional.  On October 2, 2017, ZTE filed a response to the petition for a writ of certiorari in which ZTE agreed that the petition should be held pending the Court’s decision in Oil States and then disposed of as appropriate in light of that decision.  On April 24, 2018, the Supreme Court rejected the petitioner’s constitutional challenge to the IPR process in the Oil States case. Accordingly, InterDigital expects that the Supreme Court will deny IPR Licensing, Inc.’s July 28, 2017 petition for a writ of certiorari. On March 6, 2018, in the PTAB remand proceeding, the PTAB again found claim 8 to be invalid. On April 10, 2018, IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. That appeal remains pending.
On December 21, 2015, the district court entered another scheduling order that vacated the October 2016 date for the ZTE trial related to damages and FRAND-related issues as set forth in the May 2015 scheduling order.
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
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case be stayed for an additional 90 days so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018. On April 13, 2018, the parties jointly requested that the stay be maintained pending InterDigital’s appeal of the PTAB’s March 6, 2018 decision as to the '244 patent. On the same day, the court issued an order continuing the stay for an additional 90 days, through July 12, 2018.
2011 USITC Proceeding (337-TA-800) and Related ZTE Delaware District Court Proceeding
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through June 11, 2018.
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

OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2018.
5. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Balance beginning of period, December 31	$855,267	$739,709
Cumulative effect of change in accounting principle	161,251	—
Net income attributable to InterDigital, Inc.	29,925	33,756
Unrealized (loss) gain on investments, net	(1,747)	(45)
Cash dividends declared	(12,164)	(10,404)
Repurchase of common stock	(6,024)	—
Exercise of common stock options	—	82
Taxes withheld upon vesting of restricted stock units	(8,277)	(21,955)
Share-based compensation	816	5,317
Total InterDigital, Inc. shareholders’ equity end of period	$1,019,047	$746,460
Noncontrolling Interest Balance beginning of period, December 31	17,881	14,659
Net loss attributable to noncontrolling interest	(1,196)	(978)
Noncontrolling interest	16,685	13,681
Total Equity end of period	$1,035,732	$760,141
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
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program from inception of the program through first quarter 2018 (in thousands).

	2014 Repurchase Program
	# of Shares	Value
2018	84	$6,024
2017	107	7,692
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,885	$327,436

Dividends
Cash dividends on outstanding common stock declared in 2018 and 2017 were as follows (in thousands, except per share data):

2018	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$12,164	$12,164
	$0.35	$12,164

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	10,413	20,817
Third quarter	0.35	12,149	32,966
Fourth quarter	0.35	12,156	45,122
	$1.30	$45,122
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
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. At March 31, 2018 and December 31, 2017, five and three licensees comprised 83% and 96% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$237,032	$—	$—	$237,032
Commercial paper (b)	—	138,279	—	138,279
U.S. government securities (b)	—	540,214	—	540,214
Corporate bonds, asset backed and other securities	—	201,092	—	201,092
	$237,032	$879,585	$—	$1,116,617
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $100.6 million of commercial paper and $79.8 million of U.S. government securities that are included within cash and cash equivalents.

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$417,348	$—	$—	$417,348
Commercial paper (b)	—	66,132	—	66,132
U.S. government securities	—	511,032	—	511,032
Corporate bonds, asset backed and other securities	—	163,483	—	163,483
	$417,348	$740,647	$—	$1,157,995
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $15.7 million of commercial paper that is included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$288,506	$367,154	$316,000	$285,126	$377,029
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

The 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at a current conversion rate of 13.9392 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $71.74 per share), as adjusted pursuant to the terms of the indenture for the 2020 Notes (the "Indenture"). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle all conversions through combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the Indenture , including on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the applicable conversion price (approximately $93.26 based on the current conversion price) on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
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
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million, respectively, of common stock, subject to customary anti-dilution adjustments. As of March 31, 2018, the warrants had a strike price of approximately $87.68 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
On April 3, 2018, in connection with the reorganization of the Company’s holding company structure, the predecessor company (now known as InterDigital Wireless, Inc., the "Predecessor Company") and the successor company (now known as InterDigital, Inc., the "Successor Company") entered into a First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture with the trustee. The Supplemental Indenture effected certain amendments to the Indenture in connection with the Reorganization, which, among other things, amended the conversion right of the 2020 Notes so that at the effective time of the Reorganization, the holder of each Note outstanding as of the effective time of the Reorganization will have the right to convert, subject to the terms of the Indenture, each $1,000 principal amount of such 2020 Note into the number of shares of the Successor Company’s common stock that a holder of a number of shares of the Predecessor Company’s common stock equal to the conversion rate immediately prior to the effective time of the Reorganization would have been entitled to receive upon the Reorganization. In addition, pursuant to the Supplemental Indenture, the Successor Company guaranteed the Predecessor Company’s obligations under the 2020 Notes and the Indenture.
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
The following table reflects the carrying value of the 2020 Notes as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Principal	$316,000	$316,000
Less:
Unamortized interest discount	(24,830)	(27,863)
Deferred financing costs	(2,664)	(3,011)
Net carrying amount of 2020 Notes	$288,506	$285,126
The following table presents the amount of interest cost recognized, which is included within "Other Expense" in our condensed consolidated statements of income, for the three months ended March 31, 2018 and March 31, 2017 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Contractual coupon interest	$1,185	$1,185
Accretion of debt discount	3,033	2,854
Amortization of deferred financing costs	347	347
Total	$4,565	$4,386
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of March 31, 2018, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $37.5 million and $3.7 million, respectively. Assets included $15.9 million of cash and cash equivalents, $10.0 million of accounts receivable, and $11.1 million of patents, net. As of December 31, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $34.4 million and $0.2 million, respectively. Assets included $23.3 million of cash and cash equivalents and $11.1 million of patents, net. We recognized $10.0 million of non-current patent royalties during the quarter related to a patent license agreement signed by the Signal Trust for Wireless Innovation (the “Signal Trust”).
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended March 31, 2018 and 2017, we have allocated approximately $1.2 million and $1.0 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.

Signal Trust for Wireless Innovation
During 2013, we announced the establishment of the Signal Trust, the goal of which is to monetize a large InterDigital patent portfolio related to cellular infrastructure.
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
9. COMMITMENTS
On March 1, 2018, we announced that we had made a binding offer to purchase the patent licensing business of Technicolor for $150.0 million in cash plus certain future contingent consideration. The transaction includes the right to acquire a patent portfolio that currently includes more than 21,000 patents and applications across a broad range of technologies, including over 2,500 worldwide video coding patents and applications; the assumption by InterDigital of Technicolor’s role as sole licensing agent for the joint licensing program with Sony Corporation for digital televisions and computer display monitors; and jointly funded research and development to supplement InterDigital’s portfolio. Technicolor’s global team of licensing professionals, patent managers and support staff will join InterDigital and work with its existing licensing team.
We will pay Technicolor $150.0 million in cash upon close of the transaction. Technicolor will also receive 42.5% of all future cash receipts (net of operating expenses) from our new licensing efforts in the consumer electronics field. There will be no revenue sharing associated with our licensing efforts in the mobile field.
After completing the required consultation with Technicolor’s works council, we expect to execute a definitive acquisition agreement, the terms of which have been negotiated. The transaction is expected to close in mid-2018, subject to the receipt of certain consents, the satisfaction of customary closing conditions and any regulatory approvals.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2017 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “recurring revenues” and “non-current patent royalties.”  Recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  Non-current patent royalties are comprised of “past patent royalties” and “static fixed-fee revenue.”
New License Agreements
During first quarter 2018, we signed a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Kyocera Corporation ("Kyocera"). The agreement covers sales by Kyocera and its affiliates of terminal unit products designed to operate in accordance with WCDMA and LTE standards, providing Kyocera expanded coverage for products in addition to those covered under its existing license agreement with InterDigital. We recognized $10.0 million of non-current patent royalties during the quarter related to this new license agreement.
During first quarter 2018, the Signal Trust for Wireless Innovation (the “Signal Trust”), established by the Company in 2013, signed a patent license agreement with a provider of telecommunications infrastructure equipment. The Signal Trust holds a patent portfolio related to cellular infrastructure, and it is a variable interest entity. Based on the terms of the trust agreement, we have determined that we are the primary beneficiary of the Signal Trust for accounting purposes and, therefore, must consolidate the Signal Trust. We recognized $10.0 million of non-current patent royalties during the quarter related to this new license agreement.

New Accounting Guidance
In first quarter 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). We adopted the requirements of the new standard as of January 1, 2018 using the modified retrospective method. This resulted in a cumulative adjustment of $161.3 million to retained earnings.
The adoption of the new guidance affected our recognition of revenue from both our fixed-fee and per-unit license agreements. For accounting purposes under this new guidance, we separate our fixed-fee license agreements into two categories: (i) those agreements that provide rights, over the term of the license, to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement (“Dynamic Fixed-Fee Agreements”) and (ii) those agreements that do not provide for rights to such future technologies (“Static Fixed-Fee Agreements”). As a result of our adoption of the new guidance, we will continue to recognize revenue from Dynamic Fixed-Fee Agreements on a straight-line basis over the term of the related license agreement, while we expect to recognize most or all of the revenue from Static Fixed-Fee Agreements in the quarter the license agreement is signed. We will not recognize any ongoing revenue from Static Fixed-Fee Agreements already in existence at the time the guidance was adopted. Additionally, in the event a significant financing component is determined to exist in any of our agreements, we will recognize more or less revenue and corresponding interest expense or income, as appropriate.
Assuming we had not adopted ASC 606, we would have recognized $17.5 million of additional revenue and $4.7 million less interest expense, which after taxes would have resulted in $16.1 million of additional net income for the quarter. See Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on adoption of ASC 606.
Recurring Revenue
First quarter 2018 recurring revenue was $64.1 million. Under ASC 605, recurring revenue for first quarter 2018 would have been $91.6 million, compared to $94.5 million in 2017, with the decrease primarily driven by the expiration of a technology solutions agreement. Refer to "Results of Operations -- First Three Months 2018 Compared to First Three Months 2017" for further discussion of our 2018 revenue.
Technicolor Asset Acquisition
On March 1, 2018, we announced that we had made a binding offer to purchase the patent licensing business of Technicolor for $150 million in cash plus certain future contingent consideration. The transaction includes the right to acquire a patent portfolio that currently includes more than 21,000 patents and applications across a broad range of technologies, including over 2,500 worldwide video coding patents and applications; the assumption by InterDigital of Technicolor’s role as sole licensing agent for the joint licensing program with Sony Corporation for digital televisions and computer display monitors; and jointly funded research and development to supplement InterDigital’s portfolio. Technicolor’s global team of licensing professionals, patent managers and support staff will join InterDigital and work with its existing licensing team. We plan to deploy the acquired assets into our existing mobile industry licensing efforts and extend our licensing program into new activities in the consumer electronics field.
We will pay Technicolor $150 million in cash upon close of the transaction. Technicolor will also receive 42.5% of all future cash receipts (net of operating expenses) from our new licensing efforts in the consumer electronics field. There will be no revenue sharing associated with our licensing efforts in the mobile field. As part of the transaction, we will also grant back to Technicolor a perpetual license for patents acquired in the transaction. With respect to patents generated through the jointly funded research and development efforts, InterDigital will own the patents, and Technicolor will receive a license back to the assets resulting from the targeted research conducted by its research and innovation team.
After completing the required consultation with Technicolor’s works council, we expect to execute a definitive acquisition agreement, the terms of which have been negotiated. The transaction is expected to close in mid-2018, subject to the receipt of certain consents, the satisfaction of customary closing conditions and any regulatory approvals.
Share Repurchase Program
During first quarter 2018, we repurchased 0.1 million shares for $6.0 million under the 2014 Repurchase Program. As of March 31, 2018, there was approximately $172.6 million remaining under the stock repurchase authorization.
Comparability of Financial Results
When comparing first quarter 2018 financial results against other periods, the following items should be taken into consideration:

•	$20.0 million of non-current patent royalties primarily attributable to new patent license agreements signed during the quarter;

•	the recognition of discrete tax benefits totaling $3.4 million related to share-based compensation and our sale of a commercial initiative; and

•
as discussed above, assuming we had not adopted ASC 606, we would have recognized $17.5 million of additional revenue and $4.7 million less interest expense, which after taxes would have resulted in $16.1 million of additional net income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K. With the exception of our adoption of ASC 606 as discussed below, there have been no material changes to our existing critical accounting policies from the disclosures included in our 2017 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements. See below for critical accounting estimates from the current year period.
Revenue Recognition
Beginning January, 1, 2018, we adopted ASC 606. See Note 1, “Basis of Presentation,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion regarding this new accounting policy.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months as well as the Technicolor asset acquisition discussed above.
Cash, cash equivalents and short-term investments
At March 31, 2018, and December 31, 2017, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2018	December 31, 2017	Increase / (Decrease)
Cash and cash equivalents	$417,481	$433,014	$(15,533)
Short-term investments	699,136	724,981	(25,845)
Total cash and cash equivalents and short-term investments	$1,116,617	$1,157,995	$(41,378)
The net decrease in cash, cash equivalents and short-term investments was primarily attributable to $26.5 million used in financing activities for dividend payments, share repurchases and cash payments for payroll taxes upon vesting of restricted stock units. Additionally, cash used in investing activities contributed $12.7 million to the decrease, including capital investments for patents and fixed assets, as well as long-term investments. Please see below for further discussion of these items.
Cash flows from operations
We used the following cash flows from our operating activities in first quarter 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Net cash used in operating activities	$(595)	$(25,855)	$25,260

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows used in operating activities of $25.3 million was primarily attributable to an increase in cash receipts of $29.7 million, partially offset by an increase in income taxes paid of $5.1 million. The increases in cash receipts and taxes paid were primarily driven by collections and related foreign withholding taxes of a portion of the royalty payments from the LG Electronics, Inc. ("LG"), patent license agreement during the three months ended March 31, 2018. The table below sets forth the significant items comprising our cash flows provided by operating activities during the three months ended March 31, 2018 and 2017 (in thousands).

	For the Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Cash Receipts:
Patent royalties	$50,930	$20,823	$30,107
Technology solutions	5,912	6,368	(456)
Total cash receipts	$56,842	$27,191	$29,651

Cash Outflows:
Cash operating expenses [a]	41,779	40,717	1,062
Income taxes paid [b]	8,053	2,990	5,063
Total cash outflows	49,832	43,707	6,125

Other working capital adjustments	(7,605)	(9,339)	1,734

Cash flows used in operating activities	$(595)	$(25,855)	$25,260

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at March 31, 2018, and December 31, 2017 (in thousands), as follows:

	March 31, 2018	December 31, 2017	Increase / (Decrease)
Current assets	$1,208,398	$1,395,794	$(187,396)
Less: current liabilities	126,190	376,441	(250,251)
Working capital	1,082,208	1,019,353	62,855
Subtract:
Cash and cash equivalents	417,481	433,014	(15,533)
Short-term investments	699,136	724,981	(25,845)
Add:
Current deferred revenue	75,652	307,142	(231,490)
Adjusted working capital	$41,243	$168,500	$(127,257)

The $127.3 million net decrease in adjusted working capital is primarily attributable to a decrease in accounts receivable with an offset to deferred revenue as a result of our adoption of ASC 606. Refer to Note 1, "Basis of Presentation," for more information.

Cash flows from investing and financing activities
Net cash provided by investing activities for first quarter 2018 was $11.5 million, a $218.5 million increase from $207.0 million net cash used in first quarter 2017. We sold $24.2 million, net of purchases, of short-term marketable securities in first quarter 2018, as compared to purchases of $198.4 million, net of sales, in first quarter 2017. Investment costs associated with capitalized patent costs were $8.0 million in first quarter 2018 compared to $7.8 million in first quarter 2017.
Net cash used in financing activities for first quarter 2018 was $26.5 million, a $5.7 million decrease from $32.2 million in first quarter 2017. This decrease was primarily attributable to a $13.7 million decrease in payroll taxes upon the vesting of restricted stock units, partially offset by a $6.0 million increase in repurchases of common stock and a $1.9 million increase in dividends paid. The decrease in payroll taxes was driven by both a greater number of restricted stock units vested and a higher share price on their vesting date in first quarter 2017 as compared to restricted stock unit vestings in first quarter 2018. The increase in dividend payments was attributable to the September 2017 increase in the Company’s regular quarterly cash dividend, from $0.30 per share to $0.35 per share.
Other
Our combined short-term and long-term deferred revenue balance at March 31, 2018 was approximately $241.6 million, a decrease of $375.2 million from December 31, 2017. The decrease was primarily due to our adoption of ASC 606. Refer to Note 1, "Basis of Presentation," for more information. Additionally, deferred revenue decreased by $53.1 million of deferred revenue recognized. These decreases were partially offset by $7.8 million primarily associated with fixed-fee agreement payments. The deferred revenue recognized was comprised entirely of amortized fixed-fee royalty payments.
Based on current license agreements, we expect the amortization of fixed-fee royalty payments to reduce the March 31, 2018 deferred revenue balance of $241.6 million by $75.7 million over the next twelve months.
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
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($71.74 per share as of March 31, 2018) or above the strike price of the warrants ($87.68 per share as of March 31, 2018), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of Convertible Notes outstanding as of March 31, 2018 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

Market Price Per Share	Shares Issuable Upon Conversion of Convertible Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the Hedge Agreements	Incremental Shares Issuable (a)
	(Shares in thousands)
$75	191	—	191	(191)	—
$80	455	—	455	(455)	—
$85	687	—	687	(687)	—
$90	894	114	1,008	(894)	114
$95	1,078	339	1,417	(1,078)	339
$100	1,245	543	1,788	(1,245)	543
$105	1,395	727	2,122	(1,395)	727
$110	1,532	894	2,426	(1,532)	894
$115	1,657	1,046	2,703	(1,657)	1,046
$120	1,771	1,186	2,957	(1,771)	1,186

(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.
RESULTS OF OPERATIONS
First Quarter 2018 Compared to First Quarter 2017
Revenues
The following table compares first quarter 2018 revenues to first quarter 2017 revenues (in thousands):

	For the Three Months Ended March 31,				Components of Increase/(Decrease)
	2018	2017	Total Increase/(Decrease)		Due to ASC 606	Operational	Total
Variable patent royalty revenue	$6,083	$15,859	$(9,776)	(62)%	$(3,994)	$(5,782)	$(9,776)
Fixed-fee royalty revenue	57,671	73,367	(15,696)	(21)%	(20,511)	4,815	(15,696)
Current patent royalties (a)	63,754	89,226	(25,472)	(29)%	(24,505)	(967)	(25,472)
Non-current patent royalties (b)	23,344	—	23,344	—%	10,000	13,344	23,344
Total patent royalties	87,098	89,226	(2,128)	(2)%	(14,505)	12,377	(2,128)
Current technology solutions revenue (a)	346	5,304	(4,958)	(93)%	(2,984)	(1,974)	(4,958)
Total revenue	$87,444	$94,530	$(7,086)	(7)%	$(17,489)	$10,403	$(7,086)

a.    Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-current patent royalties for the three months ended March 31, 2018 consist of past patent royalties and royalties from static agreements. For the three months ended March 31, 2017, non-current patent royalties consist of past patent royalties.
As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the difference in accounting principles resulting from the adoption of ASC 606 was attributable for $17.5 million of the decrease in net revenue. This adjustment included $27.9 million primarily related to pre-existing static fixed-fee license agreements and prepayment agreements, as well as the elimination of quarter-lag reporting for our per-unit license agreements. This $27.9 million decrease due to change in policy was partially offset by upfront revenue recognition from a static fixed-fee license agreement signed in first quarter 2018.
The $10.4 million "Operational" increase in total revenue was primarily driven by the LG dynamic fixed-fee agreement signed in fourth quarter 2017 and non-current patent royalties, resulting from new agreements signed in first quarter

2018. These increases were partially offset by the expiration of certain other fixed-fee and technology solutions agreements at the end of 2017.
In first quarter 2018 and first quarter 2017, 76% and 66% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first quarter 2018 and first quarter 2017, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended March 31,
	2018	2017
Apple	32%	30%
Samsung	22%	18%
Kyocera	11%	<10%
Customer of Signal Trust	11%	—%
Huawei	—%	18%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2018 and first quarter 2017 by category (in thousands):

	For the Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
Patent administration and licensing	$26,916	$26,880	$36	—%
Development	16,174	19,781	(3,607)	(18)%
Selling, general and administrative	14,204	13,901	303	2%
Total operating expenses	$57,294	$60,562	$(3,268)	(5)%
Operating expenses decreased to $57.3 million in first quarter 2018 from $60.6 million in first quarter 2017. The $3.3 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Performance-based incentive compensation	$(3,031)
Commercial initiatives	(2,035)
Patent maintenance	(1,202)
Other	137
Consulting services	1,395
Intellectual property enforcement and non-patent litigation	1,468
Total increase in operating expenses	$(3,268)

The $3.0 million decrease in performance-based incentive compensation was primarily related to higher accrual rates in first quarter 2017.  The $2.0 million decrease in costs associated with commercial initiatives was primarily attributable to lower share-based compensation expense in first quarter 2018. Patent maintenance costs decreased by $1.2 million consistent with the Company's initiatives to more efficiently prosecute and maintain its patent portfolio. These decreases were partially offset by an increase in intellectual property enforcement due to increased activity related to existing licensee disputes, as well as an increase in consulting services. The $1.4 million increase in consulting services primarily related to spending on corporate initiatives, including costs associated with the Technicolor asset acquisition.
Patent Administration and Licensing Expense: The slight increase in patent administration and licensing expense primarily resulted from the above-noted increase in intellectual property enforcement. This increase was partially offset by decreased patent maintenance costs and performance-based incentive compensation as discussed above.
Development Expense: The decrease in development expense primarily resulted from the above-noted decreases in commercial initiatives expense and performance-based incentive compensation.

Selling, General and Administrative Expense: The slight increase in selling, general and administrative expense primarily resulted from the above-noted increase in consulting services expenses. This increase was partially offset by decreased performance-based incentive compensation as discussed above.
Other (Expense) Income
The following table compares first quarter 2018 other (expense) income to first quarter 2017 other (expense) income (in thousands):

	For the Three Months Ended March 31,
	2018	2017	Change
Interest expense	$(9,243)	$(4,386)	$(4,857)	(111)%
Other	(16)	(217)	201	93%
Interest and investment income	2,923	1,789	1,134	63%
	$(6,336)	$(2,814)	$(3,522)	(125)%
Related to the adoption of ASC 606, as discussed above, first quarter 2018 includes $4.7 million of interest expense related to significant financing components of patent license agreements. The remaining change between periods was primarily due to the increase in interest and investment income of $1.1 million primarily due to higher average investment balances and higher returns during first quarter 2018 as compared to first quarter 2017.
Income tax provision
In first quarter 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 20.6%. The effective tax rate for first quarter 2018 was favorably impacted by provisions contained within the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), discussed below. We recorded discrete benefits of $3.4 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative. This is compared to an effective tax rate benefit of 5.2% based on the statutory federal tax rate net of discrete federal and state taxes during first quarter 2017. The first quarter 2017 effective tax rate included an $11.8 million discrete net expense related to excess tax benefits related to share-based compensation.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as FDII; repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The first quarter 2018 effective tax rate includes a forecasted $18.8 million net benefit related to our income qualifying as FDII.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of fixed-fee royalty payments will reduce our March 31, 2018 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of March 31, 2018;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months as well as the Technicolor asset acquisition; and

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2017 Form 10-K and Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2017 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Asustek Actions
Reference is made to the Asustek actions previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). On April 16, 2018, InterDigital filed a motion in the CA Northern District Court proceeding for leave to amend its counterclaims to include a claim of intentional interference with contract. This motion remains pending. On April 17, 2018, the parties served opening expert reports in the CA Northern District Court proceeding. Asus’s damages expert contends that Asus is currently owed damages in the amount of $75.9 million based on its claims that InterDigital charged royalties inconsistent with its FRAND commitments. Those damages, which represent a substantial portion of the royalties paid by Asus through third quarter 2017, do not reflect Asus’s most recent royalty payments. Asus also seeks interest, costs and attorneys’ fees, as well as, in connection with its Sherman Act claim, treble damages.
2013 USITC Proceeding (337-TA-868) and Related ZTE Delaware District Court Proceeding
Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 involving InterDigital and ZTE previously disclosed in the 2017 Form 10-K. On March 6, 2018, in the United States Patent and Trademark Office Patent Trial and Appeal Board ("PTAB") remand proceeding, the PTAB again found claim 8 of the '244 patent to be invalid. On April 10, 2018, IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB's decision. That appeal remains pending. On April 13, 2018, InterDigital and ZTE jointly requested that the stay in the Delaware District Court proceeding be maintained pending InterDigital's appeal of the PTAB's March 6, 2018 decision as to the '244 patent. On the same day, the court issued an order continuing the stay for an additional 90 days, through July 12, 2018.
On April 24, 2018, the Supreme Court rejected the petitioner’s constitutional challenge to the IPR process in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC. Accordingly, InterDigital expects that the Supreme Court will deny IPR Licensing, Inc.’s July 28, 2017 petition for a writ of certiorari to the U.S. Supreme Court seeking to appeal the April 20, 2017 Federal Circuit decision affirming the PTAB’s initial September 14, 2015 decision on the ’244 patent, arguing that the petition should be held pending the Supreme Court’s decision in Oil States.
2011 USITC Proceeding (337-TA-800) and Related ZTE Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital and ZTE previously disclosed in the 2017 Form 10-K. The Delaware District Court proceeding is now stayed through June 11, 2018.
See Note 4, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these and other proceedings.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2017 Form 10-K for information concerning risk factors. We are updating the risk factors contained in the 2017 Form 10-K to include the risk factor set forth below.
The following risk factor should be read in conjunction with the risk factors discussed in Part 1, Item 1A of the Form 10-K, in addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2017 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
We may not be able to consummate our acquisition of the Technicolor patent licensing business, or the consummation of such transaction may be delayed, which may delay or disable our business plans relating to the acquisition and affect our business, results of operations and stock price.
On March 1, 2018, we announced that we had made a binding offer to purchase the patent licensing business of Technicolor and that as part of such transaction we would also assume Technicolor’s role as the exclusive licensing agent for the joint licensing program with Sony Corporation for digital televisions and computer display monitors and engage in jointly funded research and development with Technicolor (together, the “Technicolor Transaction”). The Technicolor Transaction is expected to close in mid-2018; however, the consummation of the definitive acquisition agreement is subject to the completion of the required consultation with Technicolor’s works council, as well as the receipt of certain consents, satisfaction of customary closing conditions and any regulatory approvals. There may be delays in completing the works council process, and we may not be able to obtain the required consents or approvals or satisfy such other closing conditions, in which case the consummation of the Technicolor Transaction may be delayed or thwarted. If the Technicolor Transaction is not consummated or is materially delayed for this or any other reason, our plans to expand our technology footprint in mobile devices and accelerate our expansion into additional addressable markets would be delayed or disabled.  In such event, our business and operations, and our stock price, may be adversely affected.
In addition, if the Technicolor Transaction is not completed, our stock price could fall to the extent that our current price reflects an assumption that we will complete it. Furthermore, if the proposed transaction is not completed, we would not realize any of the expected benefits of the proposed transaction, and we may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•	we will have incurred and may continue to incur costs relating to the proposed transaction, many of which are payable by us whether or not the proposed transaction is completed;

•
matters relating to the proposed transaction (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities; and

•	the failure to consummate the proposed transaction may result in negative publicity and a negative perception of us in the investment community.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding Company purchases of its common stock during first quarter 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2018 - January 31, 2018	—	$—	—	$178,578,011
February 1, 2018 - February 28, 2018	—	$—	—	$178,578,011
March 1, 2018 - March 31, 2018	84,147	$71.58	84,147	$172,553,135
Total	84,147	$71.58	84,147	$172,553,135

(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e. settled) during the period indicated.
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
*2.1
Agreement and Plan of Merger, dated as of April 3, 2018, by and among InterDigital, Inc., InterDigital Parent, Inc. and InterDigital Merger Sub, Inc. (Exhibit 2.1 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

*4.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. (as amended April 3, 2018) (Exhibit 4.1 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

*4.2	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 4.2 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

*4.3
First Supplemental Indenture, dated as of April 3, 2018, among InterDigital Wireless, Inc., InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.3 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

10.1	Retirement & Transition Agreement and Release by and between Scott McQuilkin and InterDigital, Inc. dated April 2, 2018.†

10.2	Retirement & Transition Agreement and Release by and between Lawrence F. Shay and InterDigital, Inc. dated April 2, 2018.†

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

______________________________

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.
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

INTERDIGITAL, INC.

Date: April 26, 2018	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: April 26, 2018	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer