Form 10-Q
period 2018-06-30
InterDigital, Inc.
filed 2018-08-02
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	34,811,427
Title of Class	Outstanding at July 31, 2018

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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2018	DECEMBER 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$523,779	$433,014
Short-term investments	576,782	724,981
Accounts receivable, less allowances of $456	77,988	216,293
Prepaid and other current assets	21,970	21,506
Total current assets	1,200,519	1,395,794
PROPERTY AND EQUIPMENT, NET	10,575	10,673
PATENTS, NET	316,587	325,408
DEFERRED TAX ASSETS	41,750	84,582
OTHER NON-CURRENT ASSETS	50,219	37,963
	419,131	458,626
TOTAL ASSETS	$1,619,650	$1,854,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,393	$10,260
Accrued compensation and related expenses	16,432	24,571
Deferred revenue	76,777	307,142
Taxes payable	691	14,881
Dividends payable	12,193	12,156
Other accrued expenses	12,811	7,431
Total current liabilities	128,297	376,441
LONG-TERM DEBT	291,947	285,126
LONG-TERM DEFERRED REVENUE	153,296	309,671
OTHER LONG-TERM LIABILITIES	9,886	10,034
TOTAL LIABILITIES	583,426	981,272
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,059 and 70,749 shares issued and 34,808 and 34,622 shares outstanding	710	707
Additional paid-in capital	678,434	680,040
Retained earnings	1,426,888	1,249,091
Accumulated other comprehensive loss	(3,903)	(2,083)
	2,102,129	1,927,755
Treasury stock, 36,251 and 36,127 shares of common held at cost	1,081,660	1,072,488
Total InterDigital, Inc. shareholders’ equity	1,020,469	855,267
Noncontrolling interest	15,755	17,881
Total equity	1,036,224	873,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,650	$1,854,420

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
REVENUES:
Patent licensing royalties	$68,875	$132,321	$155,973	$221,547
Technology solutions	680	3,458	1,026	8,762
	69,555	135,779	156,999	230,309

OPERATING EXPENSES:
Patent administration and licensing	26,487	23,232	53,403	50,112
Development	15,829	19,098	32,003	38,879
Selling, general and administrative	11,559	12,501	25,763	26,402
	53,875	54,831	111,169	115,393

Income from operations	15,680	80,948	45,830	114,916

OTHER EXPENSE (NET)	(4,847)	(2,330)	(11,183)	(5,144)
Income before income taxes	10,833	78,618	34,647	109,772
INCOME TAX (PROVISION) BENEFIT	(1,057)	(27,074)	3,858	(25,450)
NET INCOME	$9,776	$51,544	$38,505	$84,322
Net loss attributable to noncontrolling interest	(930)	(955)	(2,126)	(1,933)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$10,706	$52,499	$40,631	$86,255
NET INCOME PER COMMON SHARE — BASIC	$0.31	$1.51	$1.17	$2.50
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,769	34,686	34,705	34,528
NET INCOME PER COMMON SHARE — DILUTED	$0.30	$1.46	$1.14	$2.39
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,631	35,902	35,619	36,103
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.30	$0.70	$0.60

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Net income	$9,776	$51,544	$38,505	$84,322
Unrealized (loss) gain on investments, net of tax	376	(42)	(1,371)	(87)
Comprehensive income	$10,152	$51,502	$37,134	$84,235
Comprehensive loss attributable to noncontrolling interest	(930)	(955)	(2,126)	(1,933)
Total comprehensive income attributable to InterDigital, Inc.	$11,082	$52,457	$39,260	$86,168

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,505	$84,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,338	28,255
Amortization of deferred financing costs and accretion of debt discount	6,821	6,458
Change in deferred revenue	(27,167)	32,040
Deferred income taxes	(9,367)	(6,167)
Share-based compensation	2,637	9,978
Other	29	(1)
(Increase) decrease in assets:
Receivables	(16,473)	(170,580)
Deferred charges and other assets	(6,793)	(11,214)
Increase (decrease) in liabilities:
Accounts payable	(2,858)	(3,237)
Accrued compensation and other expenses	(2,905)	(4,353)
Accrued taxes payable and other tax contingencies	(5,535)	28,091
Net cash provided by (used in) operating activities	6,232	(6,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(101,159)	(512,266)
Sales of short-term investments	248,190	356,431
Purchases of property and equipment	(1,542)	(825)
Capitalized patent costs	(14,507)	(16,551)
Acquisition of patents	(2,250)	—
Long-term investments	(6,250)	(701)
Net cash provided by (used in) investing activities	122,482	(173,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	3,930	82
Dividends paid	(24,319)	(20,694)
Taxes withheld upon restricted stock unit vestings	(8,388)	(22,190)
Repurchase of common stock	(9,172)	—
Net cash (used in) financing activities	(37,949)	(42,802)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	90,765	(223,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	433,014	404,074
CASH AND CASH EQUIVALENTS, END OF PERIOD	$523,779	$180,952
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,370	2,370
Income taxes paid, including foreign withholding taxes	10,799	14,110
Non-cash investing and financing activities:
Dividend payable	12,193	10,413
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(1,991)	(639)

Refer to Note 1, "Basis of Presentation" for more information regarding the impact of our adoption of ASC 606.

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2018, and the results of our operations for the three and six months ended June 30, 2018 and 2017 and our cash flows for the six months June 30, 2018 and 2017. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
In addition, under our previous accounting practices, we recognized revenue from our per-unit license agreements in the period in which we received the related royalty report, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). We are now required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. Because we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame necessary to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. As a result of accruing revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true-up revenue to the actual amounts reported by our licensees. In addition, to the extent we receive non-refundable prepayments related to per-unit license agreements that do not provide rights over the term of the license to future technologies that are highly interdependent or highly interrelated to the technologies provided at the inception of the agreement, we will recognize such prepayments as revenue in the period in which all remaining revenue recognition criteria have been met.
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
Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets are included in accounts receivable and represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date (or cumulative adjustments to retained earnings in the initial period of adopting ASC 606) exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets are classified as long-term assets if the payments are expected to be received more than one year from the reporting date.
See below for a summary of adjustments related to our adoption of ASC 606. Amounts are in thousands.

	December 31, 2017	Static Fixed-Fee Agreements	Static Prepayments	Elimination of Quarter-Lag Reporting	Significant Financing Component	Related Tax Effects and Other Balance Sheet Impacts	Total Adjustments	January 1, 2018
Accounts Receivable	$216,293	$6,000	$—	$10,948	$—	$(171,727)	$(154,779)	$61,514
Deferred Tax Assets	84,582	—	—	—	—	(52,199)	(52,199)	32,383
Taxes Payable	(14,881)	—	—	—	—	8,655	8,655	(6,226)
Deferred Revenue	(616,813)	99,466	85,146	—	3,235	171,727	359,574	(257,239)
Retained Earnings	(1,249,091)	(105,466)	(85,146)	(10,948)	(3,235)	43,544	(161,251)	(1,410,342)

Disaggregated Revenue
The following tables present the disaggregation of our revenue for the three and six months ended June 30, 2018 under ASC 606. Revenues for the three and six months ended June 30, 2017 are presented in accordance with ASC 605. Amounts are in thousands.

	For the Three Months Ended June 30,
	2018	2017	Increase/(Decrease)
Variable patent royalty revenue	$6,594	$11,398	$(4,804)	(42)%
Fixed-fee royalty revenue	60,264	73,063	(12,799)	(18)%
Current patent royalties [a]	66,858	84,461	(17,603)	(21)%
Non-current patent royalties [b]	2,017	47,860	(45,843)	(96)%
Total patent royalties	68,875	132,321	(63,446)	(48)%
Current technology solutions revenue [a]	680	3,458	(2,778)	(80)%
Total revenue	$69,555	$135,779	$(66,224)	(49)%

	For the Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
Variable patent royalty revenue	$12,677	$27,257	$(14,580)	(53)%
Fixed-fee royalty revenue	117,935	146,430	(28,495)	(19)%
Current patent royalties [a]	130,612	173,687	(43,075)	(25)%
Non-current patent royalties [b]	25,361	47,860	(22,499)	(47)%
Total patent royalties	155,973	221,547	(65,574)	(30)%
Current technology solutions revenue [a]	1,026	8,762	(7,736)	(88)%
Total revenue	$156,999	$230,309	$(73,310)	(32)%

a.    Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.
Non-current patent royalties for the three and six months ended June 30, 2018 consist of past patent royalties and royalties from static agreements. For the three and six months ended June 30, 2017, non-current patent royalties consist of past patent royalties.

    During first half 2018, we recognized $48.9 million of revenue that had been included in deferred revenue as of the beginning of the period. Additionally, upon adoption of ASC 606 on January 1, 2018, we had $24.7 million of contract assets. As of June 30, 2018, we had contract assets of $70.8 million and $5.5 million included within accounts receivable and other non-current assets, respectively.

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

	For the Three Months Ended June 30,
	2018			2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
REVENUES:
Variable patent royalty revenue	$6,594	$782	$7,376	$11,398
Fixed-fee royalty revenue	60,264	19,261	79,525	73,063
Current patent royalties	66,858	20,043	86,901	84,461
Non-current patent royalties	2,017	—	2,017	47,860
Total patent royalties	68,875	20,043	88,918	132,321
Current technology solutions revenue	680	1,051	1,731	3,458
	$69,555	$21,094	$90,649	$135,779
OPERATING EXPENSES:	53,875	—	53,875	54,831
Income from operations	15,680	21,094	36,774	80,948
OTHER EXPENSE (NET)	(4,847)	4,335	(512)	(2,330)
Income before income taxes	10,833	25,429	36,262	78,618
INCOME TAX BENEFIT (EXPENSE)	(1,057)	(2,908)	(3,965)	(27,074)
NET INCOME	$9,776	$22,521	$32,297	$51,544
Net loss attributable to noncontrolling interest	(930)	—	(930)	(955)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$10,706	$22,521	$33,227	$52,499
NET INCOME PER COMMON SHARE — BASIC	$0.31	$0.65	$0.96	$1.51
NET INCOME PER COMMON SHARE — DILUTED	$0.30	$0.63	$0.93	$1.46

	For the Six Months Ended June 30,
	2018			2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
REVENUES:
Variable patent royalty revenue	$12,677	$4,776	$17,453	$27,257
Fixed-fee royalty revenue	117,935	39,772	157,707	146,430
Current patent royalties	130,612	44,548	175,160	173,687
Non-current patent royalties	25,361	(10,000)	15,361	47,860
Total patent royalties	155,973	34,548	190,521	221,547
Current technology solutions revenue	1,026	4,035	5,061	8,762
	$156,999	$38,583	$195,582	$230,309
OPERATING EXPENSES:	111,169	—	111,169	115,393
Income from operations	45,830	38,583	84,413	114,916
OTHER EXPENSE (NET)	(11,183)	9,011	(2,172)	(5,144)
Income before income taxes	34,647	47,594	82,241	109,772
INCOME TAX BENEFIT (EXPENSE)	3,858	(8,931)	(5,073)	(25,450)
NET INCOME	$38,505	$38,663	$77,168	$84,322
Net loss attributable to noncontrolling interest	(2,126)	—	(2,126)	(1,933)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$40,631	$38,663	$79,294	$86,255
NET INCOME PER COMMON SHARE — BASIC	$1.17	$1.11	$2.28	$2.50
NET INCOME PER COMMON SHARE — DILUTED	$1.14	$1.09	$2.23	$2.39

	June 30, 2018			December 31, 2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
Accounts Receivable, net	$77,988	$154,704	$232,692	$216,293
Deferred Tax Assets	41,750	48,708	90,458	84,582
Other Non-current Assets	50,219	(5,500)	44,719	37,963
Taxes Payable	(691)	(16,439)	(17,130)	(14,881)
Deferred Revenue	(230,073)	(304,061)	(534,134)	(616,813)
Retained Earnings	(1,426,888)	122,588	(1,304,300)	(1,249,091)

Contracted Revenue
Based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of June 30, 2018, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue
Remainder 2018	$118,029
2019	236,058
2020	236,058
2021	169,039
2022	85,228
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
All agreements have been accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue from Contracts with Customers,” or ASC 606. This guidance requires the use of a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets are included in accounts receivable and represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date (or cumulative adjustments to retained earnings in the initial period of adopting ASC 606) exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our Condensed Consolidated Balance Sheets. Contract assets due more than twelve months after the balance sheet date are included in Other non-current assets.
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
Fixed-Fee Agreements

Fixed-fee agreements include fixed, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement for a specified time period or for the term of the agreement for specified products, under certain patents or patent claims, for sales in certain countries, or a combination thereof - in each case for a specified time period (including for the life of the patents licensed under the agreement).
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
Accounting Standards Update: Leases
In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in first quarter 2019. Early adoption is permitted. We are in the process of determining the effect the adoption will have on the Company's consolidated financial statements.
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
Accounting Standards Update: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, "Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"). The guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We early adopted this guidance in first quarter 2018, and reflected a $0.4 million adjustment to retained earnings during the period.
Accounting Standards Update: Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, "Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on the Company's consolidated financial statements.
2. INCOME TAXES
In first half 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 11.1%. The effective tax rate for first half 2018 was favorably impacted by provisions contained within the Tax Reform Act, discussed below. We recorded discrete benefits of $3.7 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative. The effective rate would have been a benefit of 0.6% not including these discrete benefits. This is compared to an effective tax rate provision of 23.2% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2017. The first half 2017 effective tax rate included a $12.1 million discrete net expense, primarily related to excess tax benefits related to share-based compensation.
During first half 2018 and 2017, we paid approximately $9.5 million and $4.9 million, respectively, of foreign source withholding tax. Additionally, as of June 30, 2018 and December 31, 2017, we have included $0.7 million and $14.9 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"); repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The first half 2018 effective tax rate includes a forecasted $19.5 million net benefit related to our income qualifying as FDII. As a result of the Tax Reform Act, we recorded a tax charge of approximately $42.6 million in 2017 due to a re-measurement of deferred tax assets and liabilities, and we do not expect a material repatriation tax liability to be owed. We will continue to monitor as additional guidance is released. The tax charge represents provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.
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
As previously disclosed in our 2017 Form 10-K, we have paid foreign taxes, including to those foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations. On July 24, 2018, the Company received notification that its request for competent authority pertaining to Article 27 (Mutual Agreement Procedure) of the United States-Republic of Korea Income Tax Convention had been reviewed by the Internal Revenue Service and an agreement had been reached. The Company is in the process of reviewing and quantifying the anticipated effect this settlement will have on its financial statements.
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

	For the Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$10,706	$10,706	$52,499	$52,499
Denominator:
Weighted-average shares outstanding: Basic	34,769	34,769	34,686	34,686
Dilutive effect of stock options, RSUs, convertible securities and warrants		862		1,216
Weighted-average shares outstanding: Diluted		35,631		35,902
Earnings Per Share:
Net income: Basic	$0.31	$0.31	$1.51	$1.51
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.01)		(0.05)
Net income: Diluted		$0.30		$1.46

	For the Six Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$40,631	$40,631	$86,255	$86,255
Denominator:
Weighted-average shares outstanding: Basic	34,705	34,705	34,528	34,528
Dilutive effect of stock options, RSUs, convertible securities and warrants		914		1,575
Weighted-average shares outstanding: Diluted		35,619		36,103
Earnings Per Share:
Net income: Basic	$1.17	$1.17	$2.50	$2.50
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.03)		(0.11)
Net income: Diluted		$1.14		$2.39
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units and stock options	26	26	25	13
Convertible securities	—	—	—	—
Warrants	4,405	4,368	4,404	—
Total	4,431	4,394	4,429	13

Convertible Notes
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes") ($71.74 per share as of June 30, 2018) or above the strike price of our outstanding warrants ($87.68 per share as of June 30, 2018), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. See Note 7, "Long-Term Debt," for additional information about the Convertible Notes and warrants.

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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE seeks relief in the amount of 20.0 million RMB (approximately $3.0 million based on the exchange rate as of June 30, 2018), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $15.1 million based on the exchange rate as of June 30, 2018). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015. Both cases remain pending. It is possible that the court may schedule further hearings in these cases before issuing its decisions.
The Company has not recorded any accrual at June 30, 2018 for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable in accordance with accounting guidance.
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
On April 16, 2018, InterDigital filed a motion in the CA Northern District Court proceeding for leave to amend its counterclaims to include a claim of intentional interference with contract. On June 12, 2018, the court denied this motion.
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
The Company has not recorded any accrual at June 30, 2018, for contingent losses associated with the CA Northern District Court Proceeding. While a material loss is reasonably possible, the Company cannot estimate the potential range of loss given the range of possible outcomes, as this matter is not at a sufficiently advanced stage to allow for such an estimate.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ’244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which returned the matter to the PTAB for further proceedings as to that claim. On July 28, 2017, IPR Licensing, Inc., filed a petition for a writ of certiorari with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, arguing that the petition should be held pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC, which will determine whether the IPR process as a whole is unconstitutional.  On October 2, 2017, ZTE filed a response to the petition for a writ of certiorari in which ZTE agreed that the petition should be held pending the Court’s decision in Oil States and then disposed of as appropriate in light of that decision.  On April 24, 2018, the Supreme Court rejected the petitioner’s constitutional challenge to the IPR process in the Oil States case. Accordingly, InterDigital expects that the Supreme Court will deny IPR Licensing, Inc.’s July 28, 2017 petition for a writ of certiorari. On March 6, 2018, in the PTAB remand proceeding, the PTAB again found claim 8 to be invalid. On April 10,

2018, IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. That appeal (the “’244 patent PTAB remand appeal”) remains pending.
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
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case be stayed for an additional 90 days so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018. On April 13, 2018, the parties jointly requested that the stay be maintained pending the ’244 patent PTAB remand appeal. On the same day, the court issued an order continuing the stay for an additional 90 days, through July 12, 2018. On July 26, 2018, the court further extended the stay pending the ’244 patent PTAB remand appeal, requiring the parties to submit a further status report in 90 days.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through September 10, 2018.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2018.

5. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Balance beginning of period, December 31	$855,267	$739,709
Cumulative effect of change in accounting principle	161,251	—
Net income attributable to InterDigital, Inc.	40,631	86,255
Unrealized (loss) gain on investments, net	(1,371)	(87)
Cash dividends declared	(24,316)	(20,817)
Repurchase of common stock	(9,172)	—
Exercise of common stock options	3,930	82
Taxes withheld upon vesting of restricted stock units	(8,388)	(22,190)
Share-based compensation	2,637	9,978
Total InterDigital, Inc. shareholders’ equity end of period	$1,020,469	$792,930
Noncontrolling Interest Balance beginning of period, December 31	17,881	14,659
Net loss attributable to noncontrolling interest	(2,126)	(1,933)
Noncontrolling interest	15,755	12,726
Total Equity end of period	$1,036,224	$805,656
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
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program from inception of the program through second quarter 2018 (in thousands).

	2014 Repurchase Program
	# of Shares	Value
2018	124	$9,172
2017	107	7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	6,925	$330,585

Dividends
Cash dividends on outstanding common stock declared in 2018 and 2017 were as follows (in thousands, except per share data):

2018	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$12,164	$12,164
Second quarter	$0.35	$12,192	$24,356
	$0.70	$24,356

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	10,413	20,817
Third quarter	0.35	12,149	32,966
Fourth quarter	0.35	12,156	45,122
	$1.30	$45,122
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
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. At June 30, 2018 and December 31, 2017, five and three licensees comprised 91% and 96% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. We use quoted market prices for similar assets to estimate the fair value of our Level 2 investments. Our financial assets are included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$369,064	$—	$—	$369,064
Commercial paper (b)	—	180,947	—	180,947
U.S. government securities (b)	—	380,369	—	380,369
Corporate bonds, asset backed and other securities	—	170,181	—	170,181
	$369,064	$731,497	$—	$1,100,561
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $154.7 million of commercial paper that is included within cash and cash equivalents.

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$417,348	$—	$—	$417,348
Commercial paper (b)	—	66,132	—	66,132
U.S. government securities	—	511,032	—	511,032
Corporate bonds, asset backed and other securities	—	163,483	—	163,483
	$417,348	$740,647	$—	$1,157,995
______________________________

(a)	Included within cash and cash equivalents.

(b)	Includes $15.7 million of commercial paper that is included within cash and cash equivalents.
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Long-Term Debt	$316,000	$291,947	$378,805	$316,000	$285,126	$377,029
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
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million, respectively, of common stock, subject to customary anti-dilution adjustments. As of June 30, 2018, the warrants had a strike price of approximately $87.68 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
The following table reflects the carrying value of the 2020 Notes as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Principal	$316,000	$316,000
Less:
Unamortized interest discount	(21,737)	(27,863)
Deferred financing costs	(2,316)	(3,011)
Net carrying amount of 2020 Notes	$291,947	$285,126
The following table presents the amount of interest cost recognized, which is included within "Other Expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2018 and June 30, 2017 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended June 30,
	2018	2017
Contractual coupon interest	$1,185	$1,185
Accretion of debt discount	3,094	2,909
Amortization of deferred financing costs	347	347
Total	$4,626	$4,441

	For the Six Months Ended June 30,
	2018	2017
Contractual coupon interest	$2,370	$2,370
Accretion of debt discount	6,126	5,763
Amortization of deferred financing costs	695	695
Total	$9,191	$8,828
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of June 30, 2018, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $32.5 million and $2.6 million, respectively. Assets included $16.2 million of cash and cash equivalents, $1.3 million of accounts receivable, and $12.6 million of patents, net. As of December 31, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $34.4 million and $0.2 million, respectively. Assets included $23.3 million of cash and cash equivalents and $11.1 million of patents, net. We recognized $10.0 million of non-current patent royalties during the the six months ended June 30, 2018 related to a patent license agreement signed by the Signal Trust for Wireless Innovation (the “Signal Trust”).

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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended June 30, 2018 and 2017, we have allocated approximately $0.9 million and $1.0 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties. For the six months ended June 30, 2018 and 2017, we have allocated approximately $2.1 million and $1.9 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
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
9. SUBSEQUENT EVENTS
On July 31, 2018, we announced that we had completed the acquisition of the patent licensing business of Technicolor, a worldwide technology leader in the media and entertainment sector.  The final transaction includes the acquisition by InterDigital of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. The portfolio will also be supplemented by jointly-funded R&D collaboration, which will bring together the efforts of hundreds of engineers in InterDigital Labs and Technicolor Research and Innovation (R&I). Members of Technicolor’s licensing, legal and other support teams in offices in Rennes and Issy-les-Moulineaux, France; Princeton, New Jersey, and other locations joined InterDigital’s team of more than 300 R&D and other staff in eleven locations around the world.  In addition, we have assumed Technicolor’s role as sole licensing agent for the joint licensing program with Sony Corporation relating to digital televisions and standalone computer display monitors.

Under the terms of the agreement, we paid Technicolor $150 million in cash. There is no revenue sharing associated with InterDigital’s licensing of the new portfolio in the mobile industry, but Technicolor receives 42.5% of all future cash receipts (net of estimated operating expenses) from our new licensing efforts in the consumer electronics field.  As part of this transaction, we will also grant back to Technicolor a perpetual license for patents acquired in the transaction. With respect to patents generated through the jointly funded R&D efforts, we will own the patents, and Technicolor will receive a license back to the assets resulting from the targeted research conducted by its research and innovation team.
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
New License Agreements
During second quarter 2018, we signed two new dynamic fixed-fee agreements which contributed to our "Operational" increase in fixed-fee royalty revenue. Refer to "Results of Operations -- Second Quarter 2018 Compared to Second Quarter 2017" for a presentation of the "Operational" increases and decreases to the components of our total revenue.
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
Absent the adoption of ASC 606, we would have recognized $21.1 million of additional revenue and $4.3 million less interest expense in second quarter 2018, which after taxes would have resulted in $22.5 million of additional net income for the three months ended June 30, 2018. Similarly, had we remained under ASC 605, for the six months ended June 30, 2018, we would have recognized $38.6 million of additional revenue and $9.0 million less interest expense, which after taxes would have resulted in $38.7 million of additional net income for the period. See Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the adoption of ASC 606.
Recurring Revenue
Second quarter 2018 recurring revenue was $67.5 million. Under ASC 605, recurring revenue for second quarter 2018 would have been $88.6 million, compared to $87.9 million in second quarter 2017, with the increase primarily driven by an increase in fixed-fee royalty revenues as a result of new license agreements signed in 2017 and 2018, partially offset by a decrease in variable patent royalty revenue primarily related to decreased shipments and expired contracts. Refer to "Results of Operations -- Second Quarter 2018 Compared to Second Quarter 2017" and "Results of Operations -- First Half 2018 Compared to First Half 2017" for further discussion of our 2018 revenue.
Technicolor Asset Acquisition
On July 31, 2018, we announced that we had completed the acquisition of the patent licensing business of Technicolor, a worldwide technology leader in the media and entertainment sector.  The final transaction includes the acquisition by InterDigital of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. The portfolio will also be supplemented by jointly-funded R&D collaboration, which will bring together the efforts of hundreds of engineers in InterDigital Labs and Technicolor Research and Innovation (R&I). Members of Technicolor’s licensing, legal and other support teams in offices in Rennes and Issy-les-Moulineaux, France; Princeton, New Jersey, and other locations joined InterDigital’s team of more than 300 R&D and other staff in eleven locations around the world.  In addition, we have assumed Technicolor’s role as sole licensing agent for the joint licensing program with Sony Corporation relating to digital televisions and standalone computer display monitors.
Under the terms of the agreement, we paid Technicolor $150 million in cash. There is no revenue sharing associated with InterDigital’s licensing of the new portfolio in the mobile industry, but Technicolor receives 42.5% of all future cash receipts (net of estimated operating expenses) from our new licensing efforts in the consumer electronics field.  As part of this transaction, we will also grant back to Technicolor a perpetual license for patents acquired in the transaction. With respect to patents generated through the jointly funded R&D efforts, we will own the patents, and Technicolor will receive a license back to the assets resulting from the targeted research conducted by its research and innovation team.

Share Repurchase Program
During first half 2018, we repurchased 0.1 million shares for $9.2 million under the 2014 Repurchase Program. As of June 30, 2018, there was approximately $169.4 million remaining under the stock repurchase authorization.
Comparability of Financial Results
When comparing second quarter 2018 financial results against other periods, the following items should be taken into consideration:

•	$2.0 million of non-current patent royalties primarily attributable to new patent license agreements signed during the quarter;

•	discrete benefits of $3.7 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative;

•
the inclusion in the quarter's results of only two active cycles under our long-term compensation programs, instead of the typical three cycles, as the current year grant was not made until third quarter 2018; and

•
as discussed above, assuming we had not adopted ASC 606, we would have recognized $21.1 million of additional revenue and $4.3 million less interest expense in second quarter 2018, which after taxes would have resulted in $22.5 million of additional net income for the three months ended June 30, 2018, and for the six months ended June 30, 2018, we would have recognized $38.6 million of additional revenue and $9.0 million less interest expense, which after taxes would have resulted in $38.7 million of additional net income.

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
Cash, cash equivalents and short-term investments
At June 30, 2018, and December 31, 2017, we had the following amounts of cash, cash equivalents and short-term investments (in thousands):

	June 30, 2018	December 31, 2017	Increase / (Decrease)
Cash and cash equivalents	$523,779	$433,014	$90,765
Short-term investments	576,782	724,981	(148,199)
Total cash and cash equivalents and short-term investments	$1,100,561	$1,157,995	$(57,434)
The net decrease in cash, cash equivalents and short-term investments was primarily attributable to $37.9 million used in financing activities for dividend payments, share repurchases and cash payments for payroll taxes upon vesting of restricted stock units. Additionally, cash used in investing activities contributed $24.5 million to the decrease, including capital investments for patents and fixed assets, as well as long-term investments. These decreases were partially offset by $6.2 million of cash provided by operating activities. Please see below for further discussion of these items.
Cash flows from operations
We generated (used) the following cash flows from our operating activities in first half 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017	Increase / (Decrease)
Net cash provided by (used in) operating activities	$6,232	$(6,408)	$12,640
Our cash flows provided by (used in) operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $12.6 million was primarily attributable to an increase in cash receipts of $7.1 million and a decrease in income taxes paid of $3.3 million, as well as timing differences within our other working capital accounts. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the six months ended June 30, 2018 and 2017 (in thousands).

	For the Six Months Ended June 30,
	2018	2017	Increase / (Decrease)
Cash Receipts:
Patent royalties	$90,696	$78,363	$12,333
Technology solutions	8,439	13,712	(5,273)
Total cash receipts	$99,135	$92,075	$7,060

Cash Outflows:
Cash operating expenses [a]	79,194	77,160	2,034
Income taxes paid [b]	10,799	14,110	(3,311)
Total cash outflows	89,993	91,270	(1,277)

Other working capital adjustments	(2,910)	(7,213)	4,303

Cash flows provided by (used in) operating activities	$6,232	$(6,408)	$12,640

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at June 30, 2018, and December 31, 2017 (in thousands), as follows:

	June 30, 2018	December 31, 2017	Increase / (Decrease)
Current assets	$1,200,519	$1,395,794	$(195,275)
Less: current liabilities	128,297	376,441	(248,144)
Working capital	1,072,222	1,019,353	52,869
Subtract:
Cash and cash equivalents	523,779	433,014	90,765
Short-term investments	576,782	724,981	(148,199)
Add:
Current deferred revenue	76,777	307,142	(230,365)
Adjusted working capital	$48,438	$168,500	$(120,062)

The $120.1 million net decrease in adjusted working capital is primarily attributable to a decrease in accounts receivable with an offset to deferred revenue as a result of our adoption of ASC 606. Refer to Note 1, "Basis of Presentation," for more information.
Cash flows from investing and financing activities
Net cash provided by investing activities for first half 2018 was $122.5 million, a $296.4 million increase from $173.9 million net cash used in first half 2017. We sold $147.0 million, net of purchases, of short-term marketable securities in first half 2018, as compared to purchases of $155.8 million, net of sales, in first half 2017. Additionally, long-term investments increased by $5.5 million due to an increase in strategic investment activity.
Net cash used in financing activities for first half 2018 was $37.9 million, a $4.9 million decrease from $42.8 million in first half 2017. This change was primarily attributable to a $13.8 million decrease in payroll taxes upon the vesting of restricted stock units and $3.9 million of net proceeds from the exercise of stock options. These decreases were partially offset by a $9.2 million increase in repurchases of common stock and a $3.6 million increase in dividends paid. The decrease in payroll taxes was driven by both a greater number of restricted stock units vested and a higher share price on their vesting date in first half 2017 as compared to restricted stock unit vestings in first half 2018. The increase in dividend payments was attributable to the September 2017 increase in the Company’s regular quarterly cash dividend, from $0.30 per share to $0.35 per share.
Other
Our combined short-term and long-term deferred revenue balance at June 30, 2018 was approximately $230.1 million, a decrease of $386.7 million from December 31, 2017. The decrease was primarily due to our adoption of ASC 606. Refer to Note 1, "Basis of Presentation," for more information. Additionally, deferred revenue decreased by $48.9 million of deferred revenue recognized. These decreases were partially offset by a $21.7 million increase in deferred revenue primarily associated with fixed-fee agreement payments. The deferred revenue recognized was comprised entirely of amortized dynamic fixed-fee royalty payments.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2018 deferred revenue balance of $230.1 million by $76.8 million over the next twelve months.
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
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($71.74 per share as of June 30, 2018) or above the strike price of the warrants ($87.68 per share as of June 30, 2018), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of Convertible Notes outstanding as of June 30, 2018 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

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
RESULTS OF OPERATIONS
Second Quarter 2018 Compared to Second Quarter 2017

Revenues
The following table compares second quarter 2018 revenues to second quarter 2017 revenues (in thousands):

	For the Three Months Ended June 30,				Components of Increase/(Decrease)
	2018	2017	Total Increase/(Decrease)		Due to ASC 606	Operational	Total
Variable patent royalty revenue	$6,594	$11,398	$(4,804)	(42)%	$(782)	$(4,022)	$(4,804)
Fixed-fee royalty revenue	60,264	73,063	(12,799)	(18)%	(19,261)	6,462	(12,799)
Current patent royalties (a)	66,858	84,461	(17,603)	(21)%	(20,043)	2,440	(17,603)
Non-current patent royalties (b)	2,017	47,860	(45,843)	(96)%	—	(45,843)	(45,843)
Total patent royalties	68,875	132,321	(63,446)	(48)%	(20,043)	(43,403)	(63,446)
Current technology solutions revenue (a)	680	3,458	(2,778)	(80)%	(1,051)	(1,727)	(2,778)
Total revenue	$69,555	$135,779	$(66,224)	(49)%	$(21,094)	$(45,130)	$(66,224)

a.	Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.
Non-current patent royalties for the three months ended June 30, 2018 consist of past patent royalties and royalties from static agreements. For the three months ended June 30, 2017, non-current patent royalties consist of past patent royalties.

As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the difference in accounting principles resulting from the adoption of ASC 606 accounted for $21.1 million of the decrease in net revenue. This decrease was primarily related to pre-existing static fixed-fee license agreements and prepayment agreements, as well as the elimination of quarter-lag reporting for our per-unit license agreements.
The $45.1 million "Operational" decrease in total revenue was primarily driven by non-current patent royalties related to the Microsoft settlement agreement signed in second quarter 2017, decreased shipments by certain of our variable licensees, and the expiration of certain fixed-fee and technology solutions agreements at the end of 2017. These decreases were partially offset by the LG dynamic fixed-fee agreement signed in fourth quarter 2017 and new dynamic fixed-fee agreements signed during 2018.
In second quarter 2018 and second quarter 2017, 79% and 81% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In second quarter 2018 and second quarter 2017, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended June 30,
	2018	2017
Apple	40%	21%
Samsung	28%	13%
LG	11%	—%
Microsoft	—%	35%
Huawei	—%	12%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2018 and second quarter 2017 by category (in thousands):

	For the Three Months Ended June 30,
	2018	2017	Increase/(Decrease)
Patent administration and licensing	$26,487	$23,232	$3,255	14%
Development	15,829	19,098	(3,269)	(17)%
Selling, general and administrative	11,559	12,501	(942)	(8)%
Total operating expenses	$53,875	$54,831	$(956)	(2)%
Operating expenses decreased to $53.9 million in second quarter 2018 from $54.8 million in second quarter 2017. The $1.0 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Performance-based incentive compensation	$(2,549)
Consulting services	(1,483)
Other	(661)
Personnel-related costs	(319)
Intellectual property enforcement and non-patent litigation	2,969
Depreciation and amortization	1,087
Total decrease in operating expenses	$(956)

The $2.5 million decrease in performance-based incentive compensation was primarily related to higher accrual rates and a greater number of active long-term compensation cycles in second quarter 2017 as compared to second quarter 2018. The $1.5 million decrease in consulting services was primarily related to increased spending on development projects in second second quarter 2017, partially offset by second quarter 2018 activities related to our Technicolor asset acquisition. The $0.3 million decrease in personnel-related costs was primarily due to a reduction in headcount in an ongoing effort to optimize our cost structure. These decreases were partially offset by a $3.0 million increase in intellectual property enforcement due to increased activity related to existing licensee disputes. The $1.1 million increase in depreciation and amortization was primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisition.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement and depreciation and amortization. These increases were partially offset by the above-noted decreases in performance-based compensation.
Development Expense: The decrease in development expense primarily resulted from the above-noted decreases in consulting services, personnel-related costs and performance-based incentive compensation.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense primarily resulted from the above-noted decrease in performance-based incentive compensation. These decreases were partially offset by an increase in consulting services, primarily related to our Technicolor asset acquisition.
Other (Expense) Income
The following table compares second quarter 2018 other (expense) income to second quarter 2017 other (expense) income (in thousands):

	For the Three Months Ended June 30,
	2018	2017	Change
Interest expense	$(8,961)	$(4,442)	$(4,519)	(102)%
Other	(236)	113	(349)	309%
Interest and investment income	4,350	1,999	2,351	118%
	$(4,847)	$(2,330)	$(2,517)	(108)%
Related to the adoption of ASC 606, as discussed above, second quarter 2018 includes $4.3 million of interest expense related to significant financing components of patent license agreements. The remaining change between periods was primarily due to the increase in interest and investment income of $2.4 million primarily due to higher average investment balances and higher returns during second quarter 2018 as compared to second quarter 2017.
Income tax provision
In second quarter 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was 9.8%. The effective tax rate for second quarter 2018 was favorably impacted by provisions contained within the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), discussed below. This is compared to an effective tax rate of 34.4% based on the statutory federal tax rate net of discrete federal and state taxes during second quarter 2017.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as FDII; repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The second quarter 2018 effective tax rate includes a forecasted $19.5 million net benefit related to our income qualifying as FDII.
First Half 2018 Compared to First Half 2017
Revenues
The following table compares first half 2018 revenues to first half 2017 revenues (in thousands):

	For the Six Months Ended June 30,				Components of Increase/(Decrease)
	2018	2017	Total Increase/(Decrease)		Due to ASC 606	Operational	Total
Variable patent royalty revenue	$12,677	$27,257	$(14,580)	(53)%	$(4,776)	$(9,804)	$(14,580)
Fixed-fee royalty revenue	117,935	146,430	(28,495)	(19)%	(39,772)	11,277	(28,495)
Current patent royalties (a)	130,612	173,687	(43,075)	(25)%	(44,548)	1,473	(43,075)
Non-current patent royalties (b)	25,361	47,860	(22,499)	(47)%	10,000	(32,499)	(22,499)
Total patent royalties	155,973	221,547	(65,574)	(30)%	(34,548)	(31,026)	(65,574)
Current technology solutions revenue (a)	1,026	8,762	(7,736)	(88)%	(4,035)	(3,701)	(7,736)
Total revenue	$156,999	$230,309	$(73,310)	(32)%	$(38,583)	$(34,727)	$(73,310)

a.	Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.
Non-current patent royalties for the six months ended June 30, 2018 consist of past patent royalties and royalties from static agreements. For the six months ended June 30, 2017, non-current patent royalties consist of past patent royalties.

As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the difference in accounting principles resulting from the adoption of ASC 606 accounted for $38.6 million of the decrease in net revenue. This decrease included $48.6 million primarily related to pre-existing static fixed-fee license agreements and prepayment agreements, as well as the elimination of quarter-lag reporting for our per-unit license agreements.
The $34.7 million "Operational" decrease in total revenue was primarily driven by non-current patent royalties related to the Microsoft settlement agreement signed in second quarter 2017, partially offset by the new agreement signed with Kyocera Corporation and a settlement agreement signed during first half 2018 with an existing licensee. The net decrease in recurring revenue of $2.2 million was primarily caused by decreased shipments by certain of our variable licensees and the expiration of certain fixed-fee and technology solutions agreements at the end of 2017, which was partially offset by the increase in fixed-fee royalty revenues primarily as a result of the LG dynamic fixed-fee agreement signed in fourth quarter 2017 and new dynamic fixed-fee agreements signed during 2018.
In first half 2018 and first half 2017, 71% and 73% of our total revenue, respectively, were attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2018 and first half 2017, the following companies accounted for 10% or more of our total revenue:

	For the Six Months Ended June 30,
	2018	2017
Apple	36%	24%
Samsung	25%	15%
LG	10%	—%
Microsoft	—%	20%
Huawei	—%	14%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2018 and first half 2017 by category (in thousands):

	For the Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
Patent administration and licensing	$53,403	$50,112	$3,291	7%
Development	32,003	38,879	(6,876)	(18)%
Selling, general and administrative	25,763	26,402	(639)	(2)%
Total operating expenses	$111,169	$115,393	$(4,224)	(4)%
Operating expenses decreased 4% to $111.2 million in first half 2018 from $115.4 million in first half 2017. The $4.2 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Performance-based incentive compensation	(5,623)
Commercial initiatives	(1,785)
Personnel-related costs	(1,593)
Patent maintenance	(854)
Other	(156)
Intellectual property enforcement and non-patent litigation	4,503
Depreciation and amortization	1,284
Total decrease in operating expenses	$(4,224)
The $5.6 million decrease in performance-based incentive compensation was primarily related to higher accrual rates in first half 2017, as well as and a greater number of active long-term compensation cycles in first half 2017. The $1.8 million decrease in commercial initiatives was primarily attributable to reduced spending on the development of commercial solutions and on-going efforts to optimize our cost structure. The $1.6 million decrease in personnel-related costs was due to a reduction in headcount in an ongoing effort to optimize our cost structure. The $0.9 million decrease in patent maintenance costs was a result of the Company's initiatives to more efficiently prosecute and maintain its patent portfolio. The $4.5 million increase in intellectual property enforcement was primarily due to increased activity related to existing licensee disputes. The $1.3 million increase in depreciation and amortization was primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisition.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases in intellectual property enforcement costs and patent amortization expense. These increases were partially offset by decreased performance-based incentive compensation, personnel costs and patent maintenance costs as discussed above.
Development Expense: The decrease in development expense primarily resulted from the above-noted decreases in performance-based incentive compensation, commercial initiatives and personnel-related costs. Additionally, lower consulting services related to development projects contributed to this decrease.

Selling, General and Administrative Expense: The slight decrease in selling, general and administrative expense primarily resulted from the above-noted decreases in performance-based incentive compensation and commercial initiatives expenses. These decreases were partially offset by an increase in consulting services, primarily related to our Technicolor asset acquisition.
Other (Expense) Income
The following table compares first half 2018 other (expense) income to first half 2017 other (expense) income (in thousands):

	For the Six Months Ended June 30,
	2018	2017	Change
Interest expense	$(18,204)	$(8,828)	$(9,376)	(106)%
Other	(252)	(104)	(148)	142%
Interest and investment income	7,273	3,788	3,485	92%
	$(11,183)	$(5,144)	$(6,039)	(117)%
Related to the adoption of ASC 606, as discussed above, first half 2018 includes $9.0 million of interest expense related to significant financing components of patent license agreements. The remaining change between periods was primarily due to the increase in interest and investment income of $3.5 million primarily due to higher average investment balances and higher returns during first half 2018 as compared to first half 2017.
Income tax provision
In first half 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 11.1%. The effective tax rate for first half 2018 was favorably impacted by provisions contained within the Tax Reform Act. We recorded discrete benefits of $3.7 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative. The effective rate would have been a benefit of 0.6% not including these discrete benefits. This is compared to an effective tax rate provision of 23.2% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2017. The first half 2017 effective tax rate included an $12.1 million discrete net expense, primarily related to excess tax benefits related to share-based compensation.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our June 30, 2018 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of June 30, 2018;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months as well as the Technicolor asset acquisition; and

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2017 Form 10-K, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2017 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Asustek Actions
Reference is made to the Asustek actions previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter 2018 Form 10-Q”). On June 12, 2018, the court denied InterDigital's April 16, 2018 motion for leave to amend its counterclaims in the CA Northern District Court proceeding to include a claim of intentional interference with contract.
2013 USITC Proceeding (337-TA-868) and Related ZTE Delaware District Court Proceeding
Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 involving InterDigital and ZTE previously disclosed in the 2017 Form 10-K and the First Quarter 2018 Form 10-Q. On July 26, 2018, the Delaware District Court further extended the stay in the proceeding, pending InterDigital's appeal of the March 6, 2018 decision as to the '244 patent in the United States Patent and Trademark Office Patent Trial and Appeal Board remand proceeding, and required InterDigital and ZTE to submit a further joint status report in 90 days.
2011 USITC Proceeding (337-TA-800) and Related ZTE Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital and ZTE previously disclosed in the 2017 Form 10-K. The Delaware District Court proceeding is now stayed through September 10, 2018.
See Note 4, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these and other proceedings.

Item 1A. RISK FACTORS.

In addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of the 2017 Form 10-K and Part II, Item 1A of the First Quarter 2018 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q, the 2017 Form 10-K and the First Quarter 2018 Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding Company purchases of its common stock during second quarter 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2018 - April 30, 2018	19,870	$71.97	19,870	$171,538,552
May 1, 2018 - May 31, 2018	—	$—	—	$171,538,552
June 1, 2018 - June 30, 2018	26,100	$81.69	26,100	$169,405,878
Total	45,970	$77.49	45,970	$169,405,878

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
2.1*
Agreement and Plan of Merger, dated as of April 3, 2018, by and among InterDigital, Inc., InterDigital Parent, Inc. and InterDigital Merger Sub, Inc. (Exhibit 2.1 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

4.1*	Amended and Restated Articles of Incorporation of InterDigital, Inc. (as amended April 3, 2018) (Exhibit 4.1 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

4.2*	Amended and Restated Bylaws of InterDigital, Inc. (Exhibit 4.2 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

4.3*
First Supplemental Indenture, dated as of April 3, 2018, among InterDigital Wireless, Inc., InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.3 to InterDigital, Inc.'s Current Report on Form 8-K dated April 3, 2018).

10.1*
Retirement & Transition Agreement and Release by and between Scott McQuilkin and InterDigital, Inc. dated April 2, 2018 (Exhibit 10.1 to InterDigital, Inc.'s Quarterly Report on Form 10-Q dated April 26, 2018).†

10.2*
Retirement & Transition Agreement and Release by and between Lawrence F. Shay and InterDigital, Inc. dated April 2, 2018 (Exhibit 10.2 to InterDigital, Inc.'s Quarterly Report on Form 10-Q dated April 26, 2018).†

10.3*	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Restricted Stock Unit Awards (Exhibit 10.1 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).†

10.4*	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Stock Option Awards (Exhibit 10.2 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).†

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 2, 2018, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: August 2, 2018	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: August 2, 2018	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer