Form 10-Q
period 2018-09-30
InterDigital, Inc.
filed 2018-11-01
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	33,842,244
Title of Class	Outstanding at October 30, 2018

INDEX

PAGES
Part I — Financial Information:
Item 1 Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets — September 30, 2018 and December 31, 2017	3
Condensed Consolidated Statements of Income — Three and Nine Months Ended September 30, 2018 and 2017	4
Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2018 and 2017	5
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2018 and 2017	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3 Quantitative and Qualitative Disclosures About Market Risk	47
Item 4 Controls and Procedures	47
Part II — Other Information:
Item 1 Legal Proceedings	49
Item 1A Risk Factors	49
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 4 Mine Safety Disclosures
Item 6 Exhibits	52
SIGNATURES	53
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$508,829	$433,014
Short-term investments	549,521	724,981
Accounts receivable, less allowances of $456 and $456	29,769	216,293
Prepaid and other current assets	102,793	21,506
Total current assets	1,190,912	1,395,794
PROPERTY AND EQUIPMENT, NET	10,278	10,673
PATENTS, NET	462,965	325,408
DEFERRED TAX ASSETS	60,056	84,582
OTHER NON-CURRENT ASSETS	63,877	37,963
	597,176	458,626
TOTAL ASSETS	$1,788,088	$1,854,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,528	$10,260
Accrued compensation and related expenses	19,384	24,571
Deferred revenue	134,197	307,142
Taxes payable	98,022	14,881
Dividends payable	11,996	12,156
Other accrued expenses	12,425	7,431
Total current liabilities	293,552	376,441
LONG-TERM DEBT	313,527	285,126
LONG-TERM DEFERRED REVENUE	135,465	309,671
OTHER LONG-TERM LIABILITIES	30,495	10,034
TOTAL LIABILITIES	773,039	981,272
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,117 and 70,749 shares issued and 34,442 and 34,622 shares outstanding	711	707
Additional paid-in capital	683,140	680,040
Retained earnings	1,436,171	1,249,091
Accumulated other comprehensive loss	(3,436)	(2,083)
	2,116,586	1,927,755
Treasury stock, 36,675 and 36,127 shares of common held at cost	1,115,995	1,072,488
Total InterDigital, Inc. shareholders’ equity	1,000,591	855,267
Noncontrolling interest	14,458	17,881
Total equity	1,015,049	873,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,788,088	$1,854,420

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
REVENUES:
Patent licensing royalties	$74,045	$92,566	$230,018	$314,113
Technology solutions	1,034	4,759	2,060	13,521
	75,079	97,325	232,078	327,634

OPERATING EXPENSES:
Patent administration and licensing	32,077	26,517	85,480	76,629
Development	17,276	17,293	49,279	56,172
Selling, general and administrative	12,806	12,640	38,569	39,042
	62,159	56,450	173,328	171,843

Income from operations	12,920	40,875	58,750	155,791

OTHER EXPENSE (NET)	(13,953)	(2,187)	(25,136)	(7,331)
Income (loss) before income taxes	(1,033)	38,688	33,614	148,460
INCOME TAX BENEFIT (PROVISION)	21,143	(3,963)	25,001	(29,413)
NET INCOME	$20,110	$34,725	$58,615	$119,047
Net loss attributable to noncontrolling interest	(1,297)	(811)	(3,423)	(2,744)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$21,407	$35,536	$62,038	$121,791
NET INCOME PER COMMON SHARE — BASIC	$0.62	$1.02	$1.79	$3.52
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,651	34,709	34,687	34,589
NET INCOME PER COMMON SHARE — DILUTED	$0.60	$1.00	$1.74	$3.40
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,607	35,388	35,614	35,865
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.35	$1.05	$0.95

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Net income	$20,110	$34,725	$58,615	$119,047
Unrealized (loss) gain on investments, net of tax	467	(94)	(904)	(181)
Comprehensive income	$20,577	$34,631	$57,711	$118,866
Comprehensive loss attributable to noncontrolling interest	(1,297)	(811)	(3,423)	(2,744)
Total comprehensive income attributable to InterDigital, Inc.	$21,874	$35,442	$61,134	$121,610

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,615	$119,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,024	42,809
Non-cash interest expense	10,684	9,753
Change in deferred revenue	9,822	90,056
Deferred income taxes	(27,673)	(7,853)
Share-based compensation	4,875	13,901
Loss on disposal of assets	8,176	—
Other	198	(4)
(Increase) decrease in assets:
Receivables	36,861	(171,662)
Deferred charges and other assets	(63,783)	(13,316)
Increase (decrease) in liabilities:
Accounts payable	5,640	(3,198)
Accrued compensation and other expenses	(5,618)	(1,798)
Accrued taxes payable and other tax contingencies	91,796	20,606
Net cash provided by operating activities	176,617	98,341
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(142,562)	(813,267)
Sales of short-term investments	317,447	678,119
Purchases of property and equipment	(1,882)	(942)
Capitalized patent costs	(23,845)	(26,306)
Acquisition of patents	(2,250)	—
Acquisition of business, net of cash acquired	(142,985)	—
Long-term investments	(6,686)	(3,201)
Net cash used in investing activities	(2,763)	(165,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	6,362	82
Dividends paid	(36,472)	(31,107)
Taxes withheld upon restricted stock unit vestings	(8,479)	(22,236)
Repurchase of common stock	(43,508)	—
Net cash used in financing activities	(82,097)	(53,261)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	91,757	(120,517)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	433,014	404,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$524,771	$283,557
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	4,740	4,740
Income taxes paid, including foreign withholding taxes	24,459	29,173
Non-cash investing and financing activities:
Dividend payable	11,996	12,149
Non-cash acquisition of patents	—	12,800
Accrued capitalized patent costs, property and equipment, and acquisition of patents	(1,513)	(548)

Refer to Note 1, "Basis of Presentation" for more information regarding the impact of our adoption of ASC 606 and Note 9, "Business Combinations" for a reconciliation of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2018, and the results of our operations for the three and nine months ended September 30, 2018 and 2017 and our cash flows for the nine months ended September 30, 2018 and 2017. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2017 Form 10-K, except as indicated in the following footnotes:
•Note 1 - Basis of Presentation; and
•Note 9 - Business Combinations.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

New Accounting Guidance
Accounting Standards Update: Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") which superseded most prior revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We adopted the requirements of the new standard as of January 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2018.  Accordingly, all periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”).
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

Disaggregated Revenue
The following tables present the disaggregation of our revenue for the three and nine months ended September 30, 2018 under ASC 606. Revenues for the three and nine months ended September 30, 2017 are presented in accordance with ASC 605. Amounts are in thousands.

	For the Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
Variable patent royalty revenue	$13,645	$10,081	$3,564	35%
Fixed-fee royalty revenue	60,272	73,653	(13,381)	(18)%
Current patent royalties [a]	73,917	83,734	(9,817)	(12)%
Non-current patent royalties [b]	128	8,832	(8,704)	(99)%
Total patent royalties	74,045	92,566	(18,521)	(20)%
Current technology solutions revenue [a]	1,034	4,759	(3,725)	(78)%
Total revenue	$75,079	$97,325	$(22,246)	(23)%

	For the Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
Variable patent royalty revenue	$26,322	$37,338	$(11,016)	(30)%
Fixed-fee royalty revenue	178,207	220,083	(41,876)	(19)%
Current patent royalties [a]	204,529	257,421	(52,892)	(21)%
Non-current patent royalties [b]	25,489	56,692	(31,203)	(55)%
Total patent royalties	230,018	314,113	(84,095)	(27)%
Current technology solutions revenue [a]	2,060	13,521	(11,461)	(85)%
Total revenue	$232,078	$327,634	$(95,556)	(29)%

a.    Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.
Non-current patent royalties for the three and nine months ended September 30, 2018 consist of past patent royalties and royalties from static agreements. For the three and nine months ended September 30, 2017, non-current patent royalties consist of past patent royalties.

    During first nine months 2018, we recognized $54.1 million of revenue that had been included in deferred revenue as of the beginning of the period. Additionally, upon adoption of ASC 606 on January 1, 2018, we had $24.7 million of contract assets. As of September 30, 2018, we had contract assets of $22.0 million and $5.5 million included within accounts receivable and other non-current assets, respectively.

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

	For the Three Months Ended September 30,
	2018			2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
REVENUES:
Variable patent royalty revenue	$13,645	$(5,242)	$8,403	$10,081
Fixed-fee royalty revenue	60,272	20,309	80,581	73,653
Current patent royalties	73,917	15,067	88,984	83,734
Non-current patent royalties	128	—	128	8,832
Total patent royalties	74,045	15,067	89,112	92,566
Current technology solutions revenue	1,034	1,197	2,231	4,759
	$75,079	$16,264	$91,343	$97,325
OPERATING EXPENSES:	62,159	—	62,159	56,450
Income from operations	12,920	16,264	29,184	40,875
OTHER EXPENSE (NET)	(13,953)	3,993	(9,960)	(2,187)
Income before income taxes	(1,033)	20,257	19,224	38,688
INCOME TAX BENEFIT (EXPENSE)	21,143	(6,676)	14,467	(3,963)
NET INCOME	$20,110	$13,581	$33,691	$34,725
Net loss attributable to noncontrolling interest	(1,297)	—	(1,297)	(811)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$21,407	$13,581	$34,988	$35,536
NET INCOME PER COMMON SHARE — BASIC	$0.62	$0.39	$1.01	$1.02
NET INCOME PER COMMON SHARE — DILUTED	$0.60	$0.38	$0.98	$1.00

	For the Nine Months Ended September 30,
	2018			2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
REVENUES:
Variable patent royalty revenue	$26,322	$(466)	$25,856	$37,338
Fixed-fee royalty revenue	178,207	60,081	238,288	220,083
Current patent royalties	204,529	59,615	264,144	257,421
Non-current patent royalties	25,489	(10,000)	15,489	56,692
Total patent royalties	230,018	49,615	279,633	314,113
Current technology solutions revenue	2,060	5,232	7,292	13,521
	$232,078	$54,847	$286,925	$327,634
OPERATING EXPENSES:	173,328	—	173,328	171,843
Income from operations	58,750	54,847	113,597	155,791
OTHER EXPENSE (NET)	(25,136)	13,004	(12,132)	(7,331)
Income before income taxes	33,614	67,851	101,465	148,460
INCOME TAX BENEFIT (EXPENSE)	25,001	(15,607)	9,394	(29,413)
NET INCOME	$58,615	$52,244	$110,859	$119,047
Net loss attributable to noncontrolling interest	(3,423)	—	(3,423)	(2,744)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$62,038	$52,244	$114,282	$121,791
NET INCOME PER COMMON SHARE — BASIC	$1.79	$1.50	$3.29	$3.52
NET INCOME PER COMMON SHARE — DILUTED	$1.74	$1.47	$3.21	$3.40

	September 30, 2018			December 31, 2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
Accounts Receivable, net	$29,769	$206,079	$235,848	$216,293
Deferred Tax Assets	60,056	46,098	106,154	84,582
Other Non-current Assets	63,877	(5,500)	58,377	37,963
Taxes Payable	(98,022)	(16,438)	(114,460)	(14,881)
Deferred Revenue	(269,662)	(341,816)	(611,478)	(616,813)
Retained Earnings	(1,436,171)	111,577	(1,324,594)	(1,249,091)
Contracted Revenue
Based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of September 30, 2018, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue
Remainder 2018	$60,272
2019	237,339
2020	236,089
2021	169,039
2022	85,228

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
All agreements have been accounted for under ASC 606. This guidance requires the use of a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets are included in accounts receivable and represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date (or cumulative adjustments to retained earnings in the initial period of adopting ASC 606) exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our Condensed Consolidated Balance Sheets. Contract assets due more than twelve months after the balance sheet date are included in Other non-current assets.
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
Accounting Standards Update: Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain measurement, presentation, and disclosure requirements for financial instruments. The new guidance must be adopted by means of a cumulative-effect adjustment to the balance sheet in the year of adoption and became effective for the Company starting in first quarter 2018. We adopted this guidance in first quarter 2018, and it did not have a material effect on the Company's consolidated financial results. In conjunction with this adoption, we made an accounting policy election for a measurement alternative for equity investments that do not have readily determinable fair values, specifically related to our strategic investments in other entities. Under the alternative, our strategic investments in other entities without readily determinable fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, if any. As of September 30, 2018 and December 31, 2017, strategic investments in other entities totaled $17.4 million and $19.2 million, respectively.
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
2. INCOME TAXES
In first nine months 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 74.4%. The effective tax rate for first nine months 2018 was favorably impacted by provisions contained within the Tax Reform Act, discussed below. We recorded discrete net benefits of $18.4 million from excess tax benefits related to share-based compensation, our sale of a commercial initiative and a benefit from the anticipated filing by the Company of amended tax returns in connection with the Competent Authority Proceeding (as defined and discussed below). The effective rate would have been a benefit of 19.7% not including these discrete net benefits. This is compared to an effective tax rate provision of 19.8% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2017. The effective tax rate for first nine months 2017 included a $12.1 million discrete benefit, primarily related to excess tax benefits from share-based compensation, and a $9.1 million discrete benefit, primarily related to the reversal of uncertain tax positions associated with domestic production activities refund claims.  The effective tax rate would have been a provision of 34.2% not including these discrete benefits for first nine months 2017.
During first nine months 2018 and 2017, we paid approximately $16.5 million and $11.7 million, respectively, of foreign source withholding tax. Additionally, as of September 30, 2018 and December 31, 2017, we have included $0.6 million and $14.9 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"); repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The first nine months 2018 effective tax rate includes a forecasted $16.8 million net benefit related to our income qualifying as FDII. As a result of the Tax Reform Act, we recorded a tax charge of approximately $43.3 million in 2017 due to a re-measurement of deferred tax assets and liabilities, and we do not expect a material repatriation tax liability to be owed. We will continue to monitor as additional guidance is released. The tax charge represents provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.
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
As previously disclosed in our 2017 Form 10-K, we have paid foreign taxes, including to those foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations. On July 24, 2018, the Company received notification that its request for competent authority pertaining to Article 27 (Mutual Agreement

Procedure) of the United States-Republic of Korea Income Tax Convention had been reviewed by the Internal Revenue Service and an agreement had been reached (the "Competent Authority Proceeding"). As a result of this agreement, we expect to receive a total refund of approximately $97.4 million, inclusive of interest, a portion of which we have already received. We have recorded in taxes payable as of September 30, 2018 an amount corresponding to the expected total refund. In addition, we have recorded a net tax benefit of $15.7 million in our third quarter 2018 results related to an anticipated refund the Company expects to receive as a result of amending tax returns for tax years covered by this agreement.
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

	For the Three Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$21,407	$21,407	$35,536	$35,536
Denominator:
Weighted-average shares outstanding: Basic	34,651	34,651	34,709	34,709
Dilutive effect of stock options, RSUs, convertible securities and warrants		956		679
Weighted-average shares outstanding: Diluted		35,607		35,388
Earnings Per Share:
Net income: Basic	$0.62	$0.62	$1.02	$1.02
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.02)		(0.02)
Net income: Diluted		$0.60		$1.00

	For the Nine Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$62,038	$62,038	$121,791	$121,791
Denominator:
Weighted-average shares outstanding: Basic	34,687	34,687	34,589	34,589
Dilutive effect of stock options, RSUs, convertible securities and warrants		927		1,276
Weighted-average shares outstanding: Diluted		35,614		35,865
Earnings Per Share:
Net income: Basic	$1.79	$1.79	$3.52	$3.52
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.05)		(0.12)
Net income: Diluted		$1.74		$3.40
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units and stock options	78	25	44	18
Convertible securities	—	—	—	—
Warrants	4,405	4,386	4,404	—
Total	4,483	4,411	4,448	18
Convertible Notes
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes") ($71.74 per share as of September 30, 2018) or above the strike price of our outstanding warrants ($87.68 per share as of September 30, 2018), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. See Note 7, "Long-Term Debt," for additional information about the Convertible Notes and warrants.

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
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE originally sought relief in the amount of 20.0 million RMB (approximately $2.9 million based on the exchange rate as of September 30, 2018), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $14.5 million based on the exchange rate as of September 30, 2018). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015.

On September 18, 2018, ZTE independently filed a petition with the Shenzhen Court to withdraw the complaint in its FRAND case against InterDigital, and on September 28, 2018, the Shenzhen Court granted ZTE’s petition and dismissed the FRAND case without prejudice. On October 25, 2018, ZTE independently filed a petition with the Shenzhen Court to withdraw the complaint in its anti-monopoly law case against InterDigital, and on October 26, 2018, the Shenzhen Court granted ZTE’s petition and dismissed the anti-monopoly law case without prejudice.
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
On August 16, 2018, the parties filed motions for summary judgment. InterDigital contends that (1) Asus is judicially estopped from arguing that the 2008 Asus PLA is “non-FRAND” due to Asus’s prior inconsistent positions; (2) issue preclusion prevents Asus from re-litigating issues decided in the arbitration; (3) as a matter of law, Asus cannot void the binding and enforceable 2008 Asus PLA; and (4) Asus’s Sherman Act, promissory estoppel, and California UCL claims fail as a matter of law. For its part, Asus contends that, as a matter of law, InterDigital breached its contractual obligation to license its essential patents on FRAND terms and conditions by engaging in discriminatory licensing practices. The parties filed oppositions on September 13, 2018 and replies on September 27, 2018, and the court held an oral argument on October 11, 2018. These motions remain pending.
The Company has not recorded any accrual at September 30, 2018, for contingent losses associated with the CA Northern District Court Proceeding. While a material loss is reasonably possible, the Company cannot estimate the potential range of loss given the range of possible outcomes, as this matter is not at a sufficiently advanced stage to allow for such an estimate.
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
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case remain stayed so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018. The case remains stayed through at least January 23, 2019.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through December 10, 2018.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2018.
5. EQUITY TRANSACTIONS
Changes in shareholders’ equity for the nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Balance beginning of period, December 31	$855,267	$739,709
Cumulative effect of change in accounting principle	161,251	—
Net income attributable to InterDigital, Inc.	62,038	121,791
Unrealized (loss) gain on investments, net	(904)	(181)
Cash dividends declared	(36,312)	(32,966)
Repurchase of common stock	(43,508)	—
Exercise of common stock options	6,362	82
Taxes withheld upon vesting of restricted stock units	(8,478)	(22,235)
Share-based compensation	4,875	13,901
Total InterDigital, Inc. shareholders’ equity end of period	$1,000,591	$820,101
Noncontrolling Interest Balance beginning of period, December 31	17,881	14,659
Net loss attributable to noncontrolling interest	(3,423)	(2,744)
Noncontrolling interest	14,458	11,915
Total Equity end of period	$1,015,049	$832,016
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
The table below sets forth the number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program from inception of the program through third quarter 2018 (in thousands).

	2014 Repurchase Program
	# of Shares	Value
2018	549	$43,508
2017	107	7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	7,350	$364,921
Dividends
Cash dividends on outstanding common stock declared in 2018 and 2017 were as follows (in thousands, except per share data):

2018	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$12,124	$12,124
Second quarter	$0.35	$12,192	$24,316
Third quarter	0.35	11,996	36,312
	$1.05	$36,312

2017	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	10,413	20,817
Third quarter	0.35	12,149	32,966
Fourth quarter	0.35	12,156	45,122
	$1.30	$45,122
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
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of September 30, 2018 and December 31, 2017, four and three licensees comprised 64% and 96% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$415,614	$—	$—	$415,614
Commercial paper (b)	—	131,987	—	131,987
U.S. government securities	—	328,440	—	328,440
Corporate bonds, asset backed and other securities	—	198,251	—	198,251
Total	$415,614	$658,678	$—	$1,074,292
Liabilities:
Contingent consideration resulting from the Technicolor Acquisition	—	—	18,616	$18,616
Long-term debt resulting from the Technicolor Acquisition	—	—	18,107	$18,107
	$—	$—	$36,723	$36,723

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$417,348	$—	$—	$417,348
Commercial paper (b)	—	66,132	—	66,132
U.S. government securities	—	511,032	—	511,032
Corporate bonds, asset backed and other securities	—	163,483	—	163,483
	$417,348	$740,647	$—	$1,157,995
______________________________

(a)	Primarily included within cash and cash equivalents.

(b)	Includes $109.2 million and $15.7 million of commercial paper that is included within cash and cash equivalents as of September 30, 2018 and December 31, 2017, respectively.

Level 3 Fair Value Measurements

Contingent consideration
As discussed further in Note 9, we completed our acquisition of the patent licensing business of Technicolor (the “Technicolor Acquisition”) during third quarter 2018. In conjunction with the Technicolor Acquisition, we recognized a contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs classified as Level 3 measurements within the fair value hierarchy. We utilized a Monte Carlo simulation model to determine the estimated fair value of the contingent consideration liability. A Monte Carlo simulation uses random numbers together with volatility assumptions to generate individual paths, or trials, for variables of interest governed by a Geometric Brownian Motion in a risk-neutral framework. Level 3 significant unobservable inputs include the following:

Significant Unobservable Input	Ranges
Risk-adjusted discount rate for revenue	13.5% - 14.5%
Credit risk discount rate	3.9% - 6.7%
Revenue volatility	35.0%
Projected years of earn out	2018 - 2030
Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. Adjustments to the fair value of contingent consideration are reflected within our condensed consolidated statements of income.

Technicolor Acquisition long-term debt
We also recognized long-term debt in conjunction with the Technicolor Acquisition as more fully disclosed in Note 9. This long-term debt is measured at fair value on a recurring basis based on the discounted expected future cash flows over the life of the arrangement. Estimating the future cash flows under this arrangement requires several Level 3 significant unobservable inputs, including the following:

Significant Unobservable Input	Ranges
Discount rate for revenue	14.5%
Projected term of arrangement	2018 - 2030
Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement, and estimates may change which would result in future adjustments to the accretion of the interest expense and the principal amortization of the debt. Adjustments to the fair value of the long-term debt are reflected as interest expense within “Other Expense (Net)” in the condensed consolidated statements of income.
The following table provides a reconciliation of the beginning and ending balances of our two Level 3 fair value measurements from December 31, 2017 to September 30, 2018, both of which relate to the Technicolor Acquisition and are discussed further above and within Note 9. As of September 30, 2018, the Level 3 contingent consideration liability is included within "Other long-term liabilities" and the Level 3 long-term debt is included within "Long-term debt" in the condensed consolidated balance sheet.

Level 3 Fair Value Measurements
	Contingent Consideration Liability	Technicolor Acquisition Long-term Debt
Balance as of December 31, 2017	$—	$—
Technicolor Acquisition - July 30, 2018	18,616	17,717
Reduction for payments	—	—
Interest expense accretion	—	390
Changes in fair value recognized in the condensed consolidated statements of income	—	—
Balance as of September 30, 2018	$18,616	$18,107

Non-Recurring Fair Value Measurements
As discussed in Note 1, in conjunction with the adoption of ASU 2016-01 in the first quarter of 2018, we made an accounting policy election to utilize a measurement alternative for equity investments that do not have readily determinable fair values, which applies to our strategic investments in other entities. Under the alternative, our strategic investments in other entities that do not have readily determinable fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any adjustments to the carrying value of those investments are considered non-recurring fair value measurements.
During third quarter 2018, we recognized an aggregate $8.4 million loss resulting from the sale of our entire ownership interest in one of our strategic investments and the impairment of a separate strategic investment.

Fair Value of Senior Convertible Long-Term Debt
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 are as follows (in thousands). The table below does not include the Technicolor Acquisition long-term debt that is classified as a Level 3 fair value measurement and is discussed above.

	September 30, 2018			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Total Senior Convertible Long-Term Debt	$316,000	$295,420	$371,300	$316,000	$285,126	$377,029
The aggregate fair value of the principal amount of the senior convertible long-term debt (Level 2 Notes as defined in Note 7 “Long-Term Debt”) was calculated using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which were obtained from independent pricing vendors, quoted market prices or other sources.
7. LONG-TERM DEBT
Technicolor Acquisition Long-Term Debt
Refer to Note 9 for information regarding the long-term debt recognized during third quarter 2018 resulting from the Technicolor Acquisition.
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
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million, respectively, of common stock, subject to customary anti-dilution adjustments. As of September 30, 2018, the warrants had a strike price of approximately $87.68 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
The following table reflects the carrying value of the 2020 Notes as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Principal	$316,000	$316,000
Less:
Unamortized interest discount	(18,611)	(27,863)
Deferred financing costs	(1,969)	(3,011)
Net carrying amount of 2020 Notes	$295,420	$285,126
The following table presents the amount of interest cost recognized, which is included within "Other Expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2018 and September 30, 2017 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	For the Three Months Ended September 30,
	2018	2017
Contractual coupon interest	$1,185	$1,185
Accretion of debt discount	3,124	2,947
Amortization of deferred financing costs	347	348
Total	$4,656	$4,480

	For the Nine Months Ended September 30,
	2018	2017
Contractual coupon interest	$3,555	$3,555
Accretion of debt discount	9,252	8,710
Amortization of deferred financing costs	1,042	1,043
Total	$13,849	$13,308
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of September 30, 2018, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $29.4 million and $3.0 million, respectively. Assets included $12.1 million of cash and cash equivalents, $1.3 million of accounts receivable, $13.4 million of patents, net, and $2.5 million of other non-current assets. As of December 31, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $34.4 million and $0.2 million, respectively. Assets included $23.3 million of cash and cash equivalents and $11.1 million of patents, net. We recognized $10.0 million of non-current patent royalties during the nine months ended September 30, 2018 related to a patent license agreement signed by the Signal Trust for Wireless Innovation (the “Signal Trust”).
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended September 30, 2018 and 2017, we have allocated approximately $1.3 million and $0.8 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties. For the nine months ended September 30, 2018 and 2017, we have allocated approximately $3.4 million and $2.7 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.

Signal Trust for Wireless Innovation
During 2013, we announced the establishment of the Signal Trust, the goal of which is to monetize a large InterDigital patent portfolio related to cellular infrastructure.
The more than 500 patents and patent applications transferred from InterDigital to the Signal Trust focus primarily on 3G and LTE technologies, and were developed by InterDigital's engineers and researchers over more than a decade, with a number of the innovations contributing to the worldwide standards process.
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
9. BUSINESS COMBINATIONS
Technicolor Acquisition
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor, a worldwide technology leader in the media and entertainment sector, which we refer to as the Technicolor Acquisition. The final transaction includes the acquisition by InterDigital of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. The acquisition of Technicolor’s portfolio greatly expands InterDigital’s technology footprint in the mobile industry, and opens new markets in consumer home electronics, display technology and video. The portfolio will also be supplemented by jointly funded R&D collaboration, which will bring together the efforts of hundreds of engineers in InterDigital Labs and Technicolor Research and Innovation (“R&I”). Members of Technicolor’s licensing, legal and other support teams in offices in Rennes and Issy-les-Moulineaux, France; Princeton, New Jersey, and other locations joined InterDigital’s team of more than 300 R&D and other staff in locations around the world. In addition, we have assumed Technicolor’s rights and obligations under a joint licensing program with Sony Corporation (“Sony”) relating to digital televisions and standalone computer display monitors (the “Madison Arrangement”), including Technicolor's role as sole licensing agent for the Madison Arrangement. As part of this transaction, we also granted back to Technicolor a perpetual license for patents acquired in the transaction. With respect to patents generated through the jointly funded R&D efforts, we will own the patents, and Technicolor will receive a license back to the patents resulting from the targeted research conducted by its R&I team.
The Technicolor Acquisition meets the definition of a business combination, and as such was accounted for using the acquisition method of accounting. Under the terms of the agreement, in third quarter 2018, we paid Technicolor $158.9 million in cash, inclusive of $15.9 million of cash acquired, yielding net cash consideration of $143.0 million. We funded this payment with cash on hand. Technicolor will receive 42.5% of all of InterDigital's future cash receipts (net of estimated operating expenses) from InterDigital’s new licensing efforts in the consumer electronics field; there will be no revenue sharing associated with InterDigital’s mobile industry licensing efforts. We account for the portion of the future cash receipts owed to Technicolor relating to patents existing as of the date of the acquisition as a contingent consideration liability, which was valued at $18.6 million as of the acquisition date. See below for further discussion of the contingent consideration liability. Additionally, we estimate we will receive payments totaling $20.2 million relating to the transaction from Technicolor, of which $8.5 million is included within "Prepaid and other current assets" and the remaining balance is included within "Other non-current assets" in the condensed consolidated balance sheet. We account for our assumption of Technicolor’s rights and obligations under the Madison Arrangement as a collaborative arrangement.
We allocated the fair value of consideration transferred to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We recorded the excess of the fair value of consideration transferred over the net values of these assets and liabilities as goodwill. We estimated the fair value of the intangible assets in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, we based the inputs and assumptions used to develop these estimates on a market participant perspective and included estimates of projected revenues, discount rates, economic lives and income tax rates, among others, and all of these estimates require significant management judgment. For the market approach, we applied judgment to identify the most comparable market transactions to this transaction. Refer to Note 6 for discussion regarding the valuation methodologies used for the contingent consideration liability.
The following table summarizes the fair value of consideration transferred and our preliminary allocation of that consideration based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

	As of July 30, 2018
Cash	$158,898
Contingent consideration liability	18,616
	$177,514	`
Less: Transaction-related receivable	(20,200)
Net fair value of consideration transferred	$157,314

Allocation:		Estimated useful life (Years)
Net tangible assets and liabilities:
Restricted cash	$15,913
Other current assets	5,600
Other non-current assets	3,116
Current liabilities	(6,219)
Long-term debt	(17,717)
Other long-term liabilities	(3,767)
Total net tangible assets and liabilities	$(3,074)

Identified intangible assets:
Patents(1)	$154,000	9 - 10
Goodwill(2)	6,388
Total identified intangible assets	$160,388

Total fair value of consideration transferred	$157,314
(1) We expect $16.4 million of additional annualized amortization expense from patents acquired in the Technicolor Acquisition.
(2) Goodwill consists of expected synergies resulting from the combination of our and Technicolor’s patent licensing businesses in the increasingly complementary areas of mobile and video technology. We expect that the majority of the goodwill resulting from the Technicolor Acquisition will be deductible for income tax purposes.
The following table shows the change in the carrying amount of our goodwill balance from December 31, 2017 to September 30, 2018, all of which is allocated to our one reportable segment:

Goodwill balance as of December 31, 2017	$16,033
Technicolor Acquisition	6,388
Goodwill balance as of September 30, 2018	$22,421
Since the date of closing, the Technicolor Acquisition resulted in $1.9 million of revenue and $4.6 million of pre-tax losses that were included in our condensed consolidated statements of income for the three and nine months ended September 30, 2018. Transaction-related one-time costs for the three and nine months ended September 30, 2018 were $5.4 million and $9.2 million, respectively, the majority of which were recorded within “Selling, general and administrative” expenses in the condensed consolidated statements of income.
The amount of revenue and earnings that would have been included in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2018 and 2017 had the acquisition date been January 1, 2017 are reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional interest expense as well as amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2017. In addition, pro forma adjustments have been made to reflect the impact of the transaction-related costs discussed above. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Actual revenue	$75,079	$97,325	$232,078	$327,634
Supplemental pro forma revenue	$76,034	$100,391	$238,761	$335,229

Actual earnings	$21,407	$35,536	$62,038	$121,791
Supplemental pro forma earnings	$22,539	$29,621	$54,404	$97,303

Actual diluted earnings per share	$0.60	$1.00	$1.74	$3.40
Supplemental pro forma diluted earnings per share	$0.63	$0.84	$1.53	$2.71
Contingent Consideration
As discussed above, in conjunction with the Technicolor Acquisition, Technicolor will receive 42.5% of all of InterDigital's future cash receipts (net of estimated operating expenses) from InterDigital's new licensing efforts in the consumer electronics field; there will be no revenue sharing associated with InterDigital’s mobile industry licensing efforts. The portion of the future cash receipts relating to patents existing as of the date of the acquisition will be accounted for as a contingent consideration liability in accordance with ASC 805-30-25, Business Combinations - Contingent Consideration. The revenue sharing arrangement continues through December 31, 2038, and there are no minimum or maximum payments under the arrangement.
The estimated acquisition date fair value of the contingent consideration liability of $18.6 million was determined utilizing a Monte Carlo simulation model. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs that are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 6. The contingent consideration is subject to re-measurement each reporting period until it has been fully paid, and any adjustments to the fair value of the contingent consideration are reflected within the condensed consolidated statements of income.
Madison Arrangement
As discussed above, in conjunction with the Technicolor Acquisition, effective July 30, 2018, we have assumed Technicolor’s rights and obligations under the Madison Arrangement, which commenced in 2015. The Madison Arrangement falls under the scope of ASC 808, Collaborative Arrangements (“ASC 808”).
Significant Accounting Policy - Collaborative Arrangements
We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC 808. Accordingly, the elements of our collaboration agreements that represent activities in which both parties are active participants, and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. Generally, the classification of a transaction under a collaborative arrangement is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. For transactions that are deemed to be a collaborative arrangement under ASC 808, costs incurred and revenues generated on sales to third parties will be reported in our condensed consolidated statement of operations on a gross basis if the Company is deemed to be the principal in the transaction, or on a net basis if the Company is instead deemed to be the agent in the transaction, consistent with the guidance in ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations.
Under the Madison Arrangement, Technicolor and Sony combined portions of their respective digital TV (“DTV”) and computer display monitor (“CDM”) patent portfolios and created a combined licensing opportunity to DTV and CDM manufacturers. Per an Agency and Management Services Agreement (“AMSA”) entered into upon the creation of the Madison Arrangement, Technicolor was initially appointed as sole licensing agent of the arrangement, and InterDigital has now assumed that role. As licensing agent, we are responsible for making decisions regarding the prosecution and maintenance of the combined patent portfolio and the licensing and enforcement of the combined patent portfolio in the field of use of DTVs and CDMs on an exclusive basis during the term of the AMSA in exchange for an agent fee.

We were deemed to be the principal in this collaborative arrangement under ASC 808, and, as such, in accordance with ASC 606-10-55-36 Revenue From Contracts with Customers - Principal Agent Considerations, we record revenues generated on sales to third parties and costs incurred on a gross basis in the condensed consolidated statements of income. Therefore, we recognize all royalties from customers as revenue and payments to Sony for its royalty share as operating expenses within the condensed consolidated statements of income. Cost reimbursements for expenses incurred resulting from fulfilling the duties of the licensing agent are recorded as contra expenses. Amounts attributable to transactions arising from the Madison Arrangement between participants were not material during the three and nine months ended September 30, 2018.
Long-term debt
An affiliate of CPPIB Credit Investments Inc. ("CPPIB Credit"), a wholly owned subsidiary of Canada Pension Plan Investment Board, is a third-party investor in the Madison Arrangement. CPPIB Credit has made certain payments to Technicolor and Sony and has agreed to contribute cash to fund certain capital reserve obligations under the arrangement in exchange for a percentage of future revenues, specifically through September 11, 2030 in regard to the Technicolor patents.
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 6. At each subsequent reporting period, we will measure the long-term debt at fair value based on the discounted expected future cash flows over the life of the obligation. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement.
Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Other Expense (Net)” in the condensed consolidated statements of income. As of September 30, 2018, the effective interest rate was approximately 12%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt, and is used to compute the amount of interest to be recognized each period. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. As of September 30, 2018, the Company had $15.9 million of restricted cash included within the condensed consolidated balance sheet attributable to the Madison Arrangement.
The following table provides a reconciliation of cash, cash equivalents and restricted cash as of September 30, 2018 and 2017 and December 31, 2017 and 2016:

	September 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$508,829	$283,557	$433,014	$404,074
Restricted cash included within prepaid and other current assets	15,942	—	—	—
Total cash, cash equivalents and restricted cash	$524,771	$283,557	$433,014	$404,074
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario in which the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB

Credit, assuming they have not participated in the funding of the shortfall. As of September 30, 2018, we have not contributed any shortfall funding.

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
Absent the adoption of ASC 606, we would have recognized $16.3 million of additional revenue and $4.0 million less interest expense in third quarter 2018, which after taxes would have resulted in $13.6 million of additional net income for the three months ended September 30, 2018. Similarly, had we remained under ASC 605, for the nine months ended September 30, 2018, we would have recognized $54.8 million of additional revenue and $13.0 million less interest expense, which after taxes would have resulted in $52.2 million of additional net income for the period. See Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the adoption of ASC 606.

Recurring Revenue
Third quarter 2018 recurring revenue was $75.0 million. Under ASC 605, recurring revenue for third quarter 2018 would have been $91.2 million, compared to $88.5 million in third quarter 2017, with the increase primarily driven by an increase in fixed-fee royalty revenues as a result of new license agreements signed in 2017 and 2018, partially offset by a decrease in variable patent royalty revenue primarily related to expired contracts and decreased shipments. Refer to "Results of Operations -- Third Quarter 2018 Compared to Third Quarter 2017" and "Results of Operations -- First Nine Months 2018 Compared to First Nine Months 2017" for further discussion of our 2018 revenue.
Technicolor Acquisition
On July 30, 2018, we completed the acquisition of the patent licensing business of Technicolor, a worldwide technology leader in the media and entertainment sector (the "Technicolor Acquisition").  The final transaction includes the acquisition by InterDigital of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. Refer to Note 9, “Business Combinations,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this transaction.
Share Repurchase Program
During the nine months ended September 30, 2018, we repurchased 0.5 million shares for $43.5 million under the 2014 Repurchase Program. As of September 30, 2018, there was approximately $135.1 million remaining under the stock repurchase authorization.
Comparability of Financial Results
When comparing third quarter 2018 financial results against other periods, the following items should be taken into consideration:

•
discrete net benefits of $14.7 million primarily related to an anticipated refund that the Company expects to receive from amending tax returns for tax years covered by the Competent Authority Proceeding discussed in Note 2, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q;

•
an aggregate $8.4 million loss recognized during third quarter 2018 related to the sale of our entire ownership interest in one of our strategic investments and the impairment of a separate strategic investment;

•	$5.4 million of transaction and integration costs related to the Technicolor Acquisition; and

•
as discussed above, assuming we had not adopted ASC 606, we would have recognized $16.3 million of additional revenue and $4.0 million less interest expense in third quarter 2018, which after taxes would have resulted in $13.6 million of additional net income for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we would have recognized $54.8 million of additional revenue and $13.0 million less interest expense, which after taxes would have resulted in $52.2 million of additional net income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K. With the exception of our adoption of ASC 606 as discussed below, there have been no material changes to our existing critical accounting policies from the disclosures included in our 2017 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies. See below for critical accounting estimates from the current year period.
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
Cash, cash equivalents, restricted cash and short-term investments
As of September 30, 2018, and December 31, 2017, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	September 30, 2018	December 31, 2017	Increase / (Decrease)
Cash and cash equivalents	$508,829	$433,014	$75,815
Restricted cash included within prepaid and other current assets	15,942	—	15,942
Short-term investments	549,521	724,981	(175,460)
Total cash, cash equivalents, restricted cash and short-term investments	$1,074,292	$1,157,995	$(83,703)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was primarily attributable to cash used in investing activities of $177.6 million, primarily related to the Technicolor Acquisition, as well as capital investments for patents and fixed assets and additional long-term strategic investments. Cash used in financing activities of $82.1 million for dividend payments, share repurchases and cash payments for payroll taxes upon vesting of restricted stock units, slightly offset by proceeds received from the exercise of stock options, further contributed to the decrease. These decreases were partially offset by $176.6 million of cash provided by operating activities. Please see below for further discussion of these items.
Cash flows from operations
We generated the following cash flows from our operating activities in first nine months 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)
Net cash provided by operating activities	$176,617	$98,341	$78,276
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The increase in cash flows provided by operating activities of $78.3 million was primarily attributable to a timing difference within our working capital accounts related to the Competent Authority Proceeding discussed in Note 2, “Income Taxes.” Additionally, an increase in cash receipts of $18.0 million driven by new license agreements in 2018 contributed to the increase in cash provided by operating activities. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the nine months ended September 30, 2018 and 2017 (in thousands).

	For the Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)
Cash Receipts:
Patent royalties	$252,783	$229,785	$22,998
Technology solutions	9,306	14,325	(5,019)
Total cash receipts	$262,089	$244,110	$17,979

Cash Outflows:
Cash operating expenses [a]	121,429	115,133	6,296
Income taxes paid [b]	24,459	29,173	(4,714)
Total cash outflows	145,888	144,306	1,582

Other working capital adjustments	60,416	(1,463)	61,879

Cash flows provided by (used in) operating activities	$176,617	$98,341	$78,276

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, as of September 30, 2018, and December 31, 2017 (in thousands), as follows:

	September 30, 2018	December 31, 2017	Increase / (Decrease)
Current assets	$1,190,912	$1,395,794	$(204,882)
Less: current liabilities	293,552	376,441	(82,889)
Working capital	897,360	1,019,353	(121,993)
Subtract:
Cash and cash equivalents	508,829	433,014	75,815
Short-term investments	549,521	724,981	(175,460)
Add:
Current deferred revenue	134,197	307,142	(172,945)
Adjusted working capital	$(26,793)	$168,500	$(195,293)

The $195.3 million net decrease in adjusted working capital is primarily attributable to a decrease in accounts receivable with an offset to deferred revenue as a result of our adoption of ASC 606. Refer to Note 1, "Basis of Presentation," for more information on this adoption. Additionally, an increase in taxes payable, partially offset by an increase in other assets, is related to the Competent Authority Proceeding discussed in Note 2, “Income Taxes.”

Cash flows from investing and financing activities
Net cash used in investing activities for first nine months 2018 was $2.8 million, a $162.8 million decrease from $165.6 million net cash used in first nine months 2017. We sold $174.9 million, net of purchases, of short-term marketable securities in first nine months 2018, as compared to purchases of $135.1 million, net of sales, in first nine months 2017. We applied a substantial portion of the proceeds from our sale of short-term marketable securities toward the $143.0 million, net of cash acquired, paid for the Technicolor Acquisition in first nine months 2018. Long-term investments increased by $3.5 million due to an increase in strategic investment activity.
Net cash used in financing activities for first nine months 2018 was $82.1 million, a $28.8 million increase from $53.3 million in first nine months 2017. This change was primarily attributable to a $43.5 million increase in repurchases of common stock and a $5.4 million increase in dividends paid. These increases in cash used in financing activities were partially offset by a $13.8 million decrease in payroll taxes upon the vesting of restricted stock units and a $6.3 million increase in net proceeds from the exercise of stock options. The decrease in payroll taxes was driven by both a greater number of restricted stock units vested and a higher share price on their vesting date in first nine months 2017 as compared to restricted stock unit vestings in first nine months 2018. The increase in dividend payments was attributable to the September 2017 increase in the Company’s regular quarterly cash dividend, from $0.30 per share to $0.35 per share.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2018 was approximately $269.7 million, a decrease of $347.2 million from December 31, 2017. The decrease was primarily due to our adoption of ASC 606. Refer to Note 1, "Basis of Presentation," for more information.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2018 deferred revenue balance of $269.7 million by $134.2 million over the next twelve months.
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
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($71.74 per share as of September 30, 2018) or above the strike price of the warrants ($87.68 per share as of September 30, 2018), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of Convertible Notes outstanding as of September 30, 2018 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

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
RESULTS OF OPERATIONS
Third Quarter 2018 Compared to Third Quarter 2017

Revenues
The following table compares third quarter 2018 revenues to third quarter 2017 revenues (in thousands):

	For the Three Months Ended September 30,				Components of Increase/(Decrease)
	2018	2017	Total Increase/(Decrease)		Due to ASC 606	Operational	Total
Variable patent royalty revenue	$13,645	$10,081	$3,564	35%	$5,242	$(1,678)	$3,564
Fixed-fee royalty revenue	60,272	73,653	(13,381)	(18)%	(20,309)	6,928	(13,381)
Current patent royalties (a)	73,917	83,734	(9,817)	(12)%	(15,067)	5,250	(9,817)
Non-current patent royalties (b)	128	8,832	(8,704)	(99)%	—	(8,704)	(8,704)
Total patent royalties	74,045	92,566	(18,521)	(20)%	(15,067)	(3,454)	(18,521)
Current technology solutions revenue (a)	1,034	4,759	(3,725)	(78)%	(1,197)	(2,528)	(3,725)
Total revenue	$75,079	$97,325	$(22,246)	(23)%	$(16,264)	$(5,982)	$(22,246)

(a)	Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

(b)
Non-current patent royalties for the three months ended September 30, 2018 consist of past patent royalties and royalties from static agreements. For the three months ended September 30, 2017, non-current patent royalties consist of past patent royalties.

As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the difference in accounting principles resulting from the adoption of ASC 606 accounted for $16.3 million of the decrease in net revenue. This decrease was primarily related to pre-existing static fixed-fee license agreements.
The $6.0 million "Operational" decrease in total revenue was primarily driven by a decrease in non-current patent royalties, as in third quarter 2017 we recognized $8.8 million in such royalties primarily related to the transfer of the remaining patents pursuant to our patent license agreement with Huawei. The decreases in current technology solutions revenue and variable patent royalties primarily related to the expiration of certain fixed-fee and technology solutions agreements at the end of 2017 and decreased shipments by certain of our variable licensees, respectively. These decreases were partially offset by the LG Electronics ("LG") dynamic fixed-fee agreement signed in fourth quarter 2017 and new dynamic fixed-fee agreements signed during 2018.
In third quarter 2018 and third quarter 2017, 84% and 73% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2018 and third quarter 2017, the following companies accounted for 10% or more of our total revenue:

	For the Three Months Ended September 30,
	2018	2017
Apple	37%	29%
Samsung	26%	18%
LG	11%	—%
Asustek	10%	<10%
Huawei	—%	26%
    Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2018 and third quarter 2017 by category (in thousands):

	For the Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
Patent administration and licensing	$32,077	$26,517	$5,560	21%
Development	17,276	17,293	(17)	—%
Selling, general and administrative	12,806	12,640	166	1%
Total operating expenses	$62,159	$56,450	$5,709	10%
Operating expenses increased to $62.2 million in third quarter 2018 from $56.5 million in third quarter 2017. The $5.7 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Technicolor Acquisition-related costs	$11,540
Other	(1,204)
Consulting services	(1,852)
Performance-based incentive compensation	(1,484)
Personnel-related costs	(1,291)
Total increase in operating expenses	$5,709

The $5.7 million increase in operating expenses was primarily driven by the Technicolor Acquisition, which contributed $11.5 million to our third quarter 2018 operating expenses. The $11.5 million of costs is comprised of $5.4 million of one-time transaction-related costs incurred during the quarter, as well as $6.1 million for two months of operating expenses for the acquired Technicolor business, of which $2.7 million relates to patent amortization. The $1.9 million decrease in consulting services was primarily related to spending on corporate initiatives, including the implementation of a new enterprise resource planning system in third quarter 2017. The decrease in performance-based incentive compensation was primarily related to higher accrual rates in third quarter 2017 as compared to third quarter 2018. The $1.3 million decrease in personnel-related costs was primarily due to a reduction in headcount in an ongoing effort to optimize our cost structure.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Acquisition. These increases were partially offset by the above-noted decrease in performance-based compensation.
Development Expense: The decrease in development expense primarily related to the above-noted decrease in personnel-related costs, as well as reduced spending on the development of commercial solutions in an ongoing effort to optimize our cost structure. These decreases were partially offset by costs associated with the jointly funded R&D collaboration with Technicolor R&I.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases related to the Technicolor Acquisition. These increases were partially offset by the above-noted decreases in performance-based compensation and consulting services.
Other (Expense) Income
The following table compares third quarter 2018 other (expense) income to third quarter 2017 other (expense) income (in thousands):

	For the Three Months Ended September 30,
	2018	2017	Change
Interest expense	$(9,039)	$(4,480)	$(4,559)	(102)%
Other	(8,654)	130	(8,784)	6,757%
Interest and investment income	3,740	2,163	1,577	73%
	$(13,953)	$(2,187)	$(11,766)	(538)%
Third quarter 2018 other expense includes an aggregate $8.4 million loss related to the sale of one of our strategic long-term investments and the impairment of a separate strategic long-term investment during the period. Related to the adoption of ASC 606, as discussed above, third quarter 2018 includes $4.0 million of interest expense related to significant financing components of patent license agreements. Interest expense also increased by $0.4 million due to interest incurred on long-term debt resulting from the Technicolor Acquisition. The remaining change between periods was primarily due to the increase in interest and investment income of $1.6 million primarily due to higher average investment balances and higher returns during third quarter 2018 as compared to third quarter 2017.
Income tax provision
Third quarter 2018 includes a tax benefit of $21.1 million, including discrete net benefits of $14.7 million. The effective rate would have been a benefit of 620.0% not including these discrete net benefits. The effective tax rate for third quarter 2018 was favorably impacted by provisions contained within the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), discussed below. Additionally, our third quarter 2018 effective tax rate includes discrete net benefits of $15.7 million primarily related to an anticipated refund that the Company expects to receive from amending tax returns for tax years covered by the Competent Authority Proceeding discussed in Note 2, “Income Taxes.". This is compared to an effective tax rate of 10.2% based on the statutory federal tax rate net of discrete federal and state taxes during third quarter 2017. The third quarter 2017 effective tax rate included a $9.1 million discrete net benefit primarily related to the reversal of uncertain tax positions associated with domestic production activities refund claims.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.125% tax rate on income that qualifies as FDII; repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The third quarter 2018 effective tax rate includes a forecasted $16.8 million net benefit related to our income qualifying as FDII.
First Nine Months 2018 Compared to First Nine Months 2017
Revenues
The following table compares first nine months 2018 revenues to first nine months 2017 revenues (in thousands):

	For the Nine Months Ended September 30,				Components of Increase/(Decrease)
	2018	2017	Total Increase/(Decrease)		Due to ASC 606	Operational	Total
Variable patent royalty revenue	$26,322	$37,338	$(11,016)	(30)%	$466	$(11,482)	$(11,016)
Fixed-fee royalty revenue	178,207	220,083	(41,876)	(19)%	(60,081)	18,205	(41,876)
Current patent royalties (a)	204,529	257,421	(52,892)	(21)%	(59,615)	6,723	(52,892)
Non-current patent royalties (b)	25,489	56,692	(31,203)	(55)%	10,000	(41,203)	(31,203)
Total patent royalties	230,018	314,113	(84,095)	(27)%	(49,615)	(34,480)	(84,095)
Current technology solutions revenue (a)	2,060	13,521	(11,461)	(85)%	(5,232)	(6,229)	(11,461)
Total revenue	$232,078	$327,634	$(95,556)	(29)%	$(54,847)	$(40,709)	$(95,556)

(a)	Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

(b)
Non-current patent royalties for the nine months ended September 30, 2018 consist of past patent royalties and royalties from static agreements. For the nine months ended September 30, 2017, non-current patent royalties consist of past patent royalties.

As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the difference in accounting principles resulting from the adoption of ASC 606 accounted for $54.8 million of the decrease in net revenue. This decrease was primarily related to pre-existing static fixed-fee license agreements and prepayment agreements, as well as the elimination of quarter-lag reporting for our per-unit license agreements.
Total "Operational" revenues decreased by $40.7 million compared to first nine months 2017, primarily driven by non-current patent royalties related to the Microsoft settlement agreement signed in second quarter 2017 and the transfer of the remaining patents pursuant to our Huawei patent license agreement in third quarter 2017. The decreases in variable patent royalties and current technology solutions revenue primarily related to decreased licensee shipments and the expiration of agreements with certain of our variable licensees, and the expiration of certain fixed-fee and technology solutions agreements at the end of 2017, respectively. These decreases were partially offset by the LG dynamic fixed-fee agreement signed in fourth quarter 2017 and new dynamic fixed-fee agreements signed during 2018.
In first nine months 2018 and first nine months 2017, 71% and 74% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2018 and first nine months 2017, the following companies accounted for 10% or more of our total revenue:

	For the Nine Months Ended September 30,
	2018	2017
Apple	36%	26%
Samsung	25%	16%
LG	10%	—%
Microsoft	—%	14%
Huawei	—%	18%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2018 and first nine months 2017 by category (in thousands):

	For the Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
Patent administration and licensing	$85,480	$76,629	$8,851	12%
Development	49,279	56,172	(6,893)	(12)%
Selling, general and administrative	38,569	39,042	(473)	(1)%
Total operating expenses	$173,328	$171,843	$1,485	1%
Operating expenses increased 1% to $173.3 million in first nine months 2018 from $171.8 million in first nine months 2017. The $1.5 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Technicolor Acquisition-related costs	$15,261
Intellectual property enforcement and non-patent litigation	4,227
Depreciation and amortization	1,598
Performance-based incentive compensation	(6,781)
Consulting services	(4,789)
Personnel-related costs	(3,817)
Commercial initiatives	(1,701)
Patent maintenance	(1,438)
Other	(1,075)
Total increase in operating expenses	$1,485

The $1.5 million increase in operating expenses was primarily driven by the Technicolor Acquisition, which contributed $15.3 million to our first nine months 2018 operating expenses. The $15.3 million of costs is comprised of $9.2 million of one-time transaction-related costs incurred during first nine months 2018, as well as $6.1 million for two months of operating expenses for the acquired Technicolor business, of which $2.7 million relates to patent amortization. The $4.2 million increase in intellectual property enforcement was primarily due to increased activity related to existing licensee disputes. The $1.6 million increase in depreciation and amortization, which does not include the previously mentioned amortization from the Technicolor Acquisition, was primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisition. The $6.8 million decrease in performance-based incentive compensation was primarily related to higher accrual rates in first nine months 2017, as well as a greater number of active long-term compensation cycles in first nine months of 2017. The $4.8 million decrease in consulting services was primarily related to spending on corporate initiatives, including the implementation of a new enterprise resource planning system in first nine months 2017. The $3.8 million decrease in personnel-related costs was due to a reduction in headcount in an ongoing effort to optimize our cost structure. The $1.7 million decrease in commercial initiatives was primarily attributable to reduced spending on the development of commercial solutions and on-going efforts to optimize our cost structure. The $1.4 million decrease in patent maintenance costs was a result of our initiatives to more efficiently prosecute and maintain our patent portfolio.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor acquisition, intellectual property enforcement costs and patent amortization expense. These increases were partially offset by decreased performance-based incentive compensation and patent maintenance costs as discussed above.
Development Expense: The decrease in development expense primarily resulted from the above-noted decreases in performance-based incentive compensation, commercial initiatives and personnel-related costs. Additionally, lower consulting services related to development projects contributed to this decrease.
Selling, General and Administrative Expense: The slight decrease in selling, general and administrative expense primarily resulted from the above-noted decreases in performance-based incentive compensation, personnel-related costs and consulting services expense. These decreases were partially offset by the above-noted increases related to the Technicolor Acquisition.

Other (Expense) Income
The following table compares first nine months 2018 other (expense) income to first nine months 2017 other (expense) income (in thousands):

	For the Nine Months Ended September 30,
	2018	2017	Change
Interest expense	$(27,242)	$(13,308)	$(13,934)	(105)%
Other	(8,907)	26	(8,933)	(34,358)%
Interest and investment income	11,013	5,951	5,062	85%
	$(25,136)	$(7,331)	$(17,805)	(243)%
First nine months 2018 other expense includes an aggregate $8.4 million loss related to the sale of one of our strategic long-term investments and the impairment of a separate strategic long-term investment during the period. Related to the adoption of ASC 606, as discussed above, first nine months 2018 includes $13.0 million of interest expense related to significant financing components of patent license agreements. Interest expense also increased by $0.4 million due to interest incurred on long-term debt resulting from the Technicolor Acquisition. The remaining change between periods was primarily due to the increase in interest and investment income of $5.1 million primarily due to higher average investment balances and higher returns during first nine months 2018 as compared to first nine months 2017.
Income tax provision
In first nine months 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 74.4%. The effective tax rate for first nine months 2018 was favorably impacted by provisions contained within the Tax Reform Act. Additionally, we recorded discrete net benefits of $18.4 million from excess tax benefits related to share-based compensation, our sale of a commercial initiative and a net benefit from anticipated amended tax returns that the Company will file in connection with the Competent Authority Proceeding discussed further in Note 2, “Income Taxes." The effective rate would have been a benefit of 19.7% not including these discrete benefits. This is compared to an effective tax rate provision of 19.8% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2017. The effective tax rate for first nine months 2017 included a $12.1 million discrete benefit, primarily related to excess tax benefits from share-based compensation, and a $9.1 million discrete benefit, primarily related to the reversal of uncertain tax positions associated with domestic production activities refund claims. The effective tax rate would have been a provision of 34.2% not including these discrete benefits for first nine months 2017.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our September 30, 2018 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of September 30, 2018;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•	Our expectations with respect to the impact of the Technicolor Acquisition on our financial statements and our business;

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As permitted pursuant to guidance from the staff of the SEC with respect to newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting as it relates to the Technicolor Acquisition, which closed on July 30, 2018.

Aside from the Technicolor Acquisition discussed above, there were no additional changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

ZTE China Proceedings
Reference is made to the ZTE China proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). On September 18, 2018, ZTE independently filed a petition with the Shenzhen Court to withdraw the complaint in its FRAND case against InterDigital, and on September 28, 2018, the Shenzhen Court granted ZTE’s petition and dismissed the FRAND case without prejudice. On October 25, 2018, ZTE independently filed a petition with the Shenzhen Court to withdraw the complaint in its anti-monopoly law case against InterDigital, and on October 26, 2018, the Shenzhen Court granted ZTE’s petition and dismissed the anti-monopoly law case without prejudice.
Asustek Actions
Reference is made to the Asustek actions previously disclosed in the 2017 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter 2018 Form 10-Q”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the "Second Quarter 2018 Form 10-Q"). On August 16, 2018, the parties filed motions for summary judgment in the CA Northern District Court proceeding. InterDigital contends that (1) Asus is judicially estopped from arguing that the parties’ April 2008 patent license agreement (the “2008 Asus PLA”) is “non-FRAND” due to Asus’s prior inconsistent positions; (2) issue preclusion prevents Asus from re-litigating issues decided in the parties' 2017 arbitration; (3) as a matter of law, Asus cannot void the binding and enforceable 2008 Asus PLA; and (4) Asus’s Sherman Act, promissory estoppel, and California UCL claims fail as a matter of law. For its part, Asus contends that, as a matter of law, InterDigital breached its contractual obligation to license its essential patents on FRAND terms and conditions by engaging in discriminatory licensing practices. The parties filed oppositions on September 13, 2018 and replies on September 27, 2018, and the court held an oral argument on October 11, 2018. These motions remain pending.
2013 USITC Proceeding (337-TA-868) and Related ZTE Delaware District Court Proceeding
Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in January 2013 involving InterDigital and ZTE previously disclosed in the 2017 Form 10-K, the First Quarter 2018 Form 10-Q and the Second Quarter 2018 Form 10-Q. The Delaware District Court proceeding remains stayed through at least January 23, 2019.
2011 USITC Proceeding (337-TA-800) and Related ZTE Delaware District Court Proceeding

Reference is made to the USITC proceeding and related Delaware District Court proceeding initiated in July 2011 involving InterDigital and ZTE previously disclosed in the 2017 Form 10-K, the First Quarter 2018 Form 10-Q and the Second Quarter 2018 Form 10-Q. The Delaware District Court proceeding is now stayed through December 10, 2018.
See Note 4, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding these and other proceedings.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2017 Form 10-K for information concerning risk factors. We are updating the risk factors contained in the 2017 Form 10-K and the First Quarter 2018 Form 10-Q to include the risk factor set forth below.
The following risk factor should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of the First Quarter 2018 Form 10-Q, in addition to the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2017 Form 10-K and the First Quarter 2018 Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
We may experience difficulties or delays integrating, and may not be able to realize all of the anticipated benefits from the integration of, the Technicolor patent licensing business (the “Technicolor business”).

We may experience difficulties integrating the Technicolor business, or may fail to realize the anticipated benefits from our integration of the Technicolor business on a timely basis, or at all, for a variety of reasons, including the following:

•
failure of the acquisition to materially increase the value of our core handset licensing business by not increasing the royalty amount we would otherwise derive on each handset, not accelerating the pace of licensing, or not allowing us to avoid litigation to protect our intellectual property;

•	unexpected costs and strain on our resources and potential distraction of management arising from our attempts at integrating the businesses;

•
difficulties integrating the patent portfolios and related portfolio management systems of the businesses, or migrating the portfolios to a new patent management system, and the risk that the patent assets could be negatively impacted;

•	failure to continue to develop and expand our portfolio of video technology patent assets;

•	failure to develop a successful business plan and licensing program related to consumer electronics;

•	difficulties integrating the personnel of the Technicolor business into our operations, organization, and human resources programs, and the risk that we could lose key employees;

•	challenges associated with managing a geographically remote business;

•	failure to accurately forecast the long-term value and costs of the Technicolor business or of certain assets acquired in the transaction;

•	liabilities that are not covered by, or exceed the coverage under, the indemnification or other provisions of the acquisition-related agreements; and

•	patent validity, infringement or enforcement issues not uncovered during our diligence process.
In the event that we experience significant integration difficulties or delays, or fail to realize the anticipated benefits from the integration, our business and results of operations, and our stock price, may be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding Company purchases of its common stock during third quarter 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2018 - July 31, 2018	83,900	$81.54	83,900	$162,562,816
August 1, 2018 - August 31, 2018	153,799	$81.37	153,799	$150,044,482
September 1, 2018 - September 30, 2018	186,517	$80.26	186,517	$135,070,343
Total	424,216	$80.92	424,216	$135,070,343

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
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1*	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Restricted Stock Unit Awards (Exhibit 10.1 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).†

10.2*	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Stock Option Awards (Exhibit 10.2 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).†

10.3	2017 Equity Incentive Plan, Form of Agreement for Time-Based Restricted Stock Unit Awards (revised October 2018).†

10.4	2017 Equity Incentive Plan, Form of Agreement for Performance-Based Restricted Stock Unit Awards (revised October 2018).†

10.5	2017 Equity Incentive Plan, Form of Agreement for Stock Option Awards (revised October 2018).†

10.6	InterDigital, Inc. Executive Severance and Change in Control Policy.†

10.7	Offer letter, dated October 10, 2018, between InterDigital, Inc. and Kai O. Oistamo.†

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Securities and Exchange Commission on November 1, 2018, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: November 1, 2018	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: November 1, 2018	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer