Form 10-K
period 2018-12-31
InterDigital, Inc.
filed 2019-02-21
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-33579
INTERDIGITAL, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	82-4936666
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
200 Bellevue Parkway, Suite 300 Wilmington, Delaware	19809 (Zip Code)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,688,325,937 as of June 30, 2018.
The number of shares outstanding of the registrant’s common stock was 32,617,380 as of February 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2019 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
For the purpose of this Annual Report on Form 10-K, references to the Company, our Board of Directors or any committee thereof, or our management, employees, business or financial results at or for any period prior to the Merger refer to those of the Predecessor Company and thereafter to those of the Successor Company.

PART I

Item 1.	BUSINESS.
Overview
InterDigital, Inc. ("InterDigital") designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks, as well as video processing, coding and display technology. We are a leading contributor of innovation to the wireless communications industry, as well as a leading holder of patents in the video industry.
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless and video industries. As of December 31, 2018, InterDigital's wholly owned subsidiaries held a portfolio of approximately 34,000 patents and patent applications related to a range of technologies, including the fundamental technologies that enable wireless communications, video encoding, display technology, and other areas relevant to the wireless and consumer electronics industries. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to standards in cellular and other wireless communications as well as video encoding. Those wireless standards include 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe are or may become essential to 5G standards that currently exist and are under continued development. In terms of video technology, our portfolio includes patents and applications relating to standards established by the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
The wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select acquisitions of patents and companies. Products incorporating our patented inventions in wireless include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and IoT devices and software platforms. The video technology portfolio largely represents patents and applications that InterDigital acquired through our purchase of Technicolor SA’s patent licensing business (the "Technicolor Acquisition"), completed in July 2018, supplemented by internal development in the area of video technology. Products incorporating our patented inventions in video include cellular phones, tablets, notebook computers, computers, televisions, gaming consoles, set-top boxes, streaming devices and other consumer electronics.
InterDigital derives revenues primarily from patent licensing, with contributions from patent sales, product sales, technology solutions licensing and sales and engineering services. On January 1, 2018, we adopted the requirements of new revenue accounting guidance, ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), using the modified retrospective method. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged and are presented in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”).
In 2018, our total revenues under ASC 606 were $307.4 million, whereas total revenues under ASC 605 would have been $382.1 million. In 2018, our recurring revenues, consisting of current patent royalties and current technology solutions revenue, were $280.3 million under ASC 606, and would have been $365.0 million under ASC 605. Total revenues in 2017 under ASC 605 were $532.9 million, which included $370.0 million of recurring revenues. Additional information about our revenues, the impacts of our adoption of ASC 606, profits and assets, as well as additional financial data, is provided in the selected financial data in Part II, Item 6, and in the financial statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our objective is to continue to be a leading designer and developer of technology solutions and innovation for the mobile and consumer electronics industries and to monetize those solutions and innovations through a combination of licensing, sales and other revenue opportunities.
To execute our strategy, we intend to:

•
Develop and source innovative technologies related to wireless and video. We intend to grow or maintain a leading position in advanced mobile technology, the Internet of Things (IoT), video processing and coding, and other related technology areas by leveraging our expertise to guide internal research and development capabilities, direct our efforts in partnering with leading inventors and industry players to source new technologies and pursue select acquisitions of technologies, businesses and/or companies.

•
Establish and grow our patent-based revenue. We intend to grow our licensing revenue base by adding licensees, expanding into adjacent and new technology areas that align with our intellectual property position and leveraging the continued growth of the overall mobile technology market. Those licensing efforts can be self-driven or executed in conjunction with licensing partnerships, trusts and other efforts, and may involve the vigorous defense of our intellectual property through litigation and other means. We also believe that our ongoing research efforts and associated patenting activities enable us to sell patent assets that are not vital to our core licensing programs, as well as to execute patent swaps that can strengthen our overall portfolio.

•
Maintain a collaborative relationship with key industry players and worldwide standards bodies.   We intend to continue contributing to the ongoing process of defining mobile and video standards and other industry-wide efforts and incorporating our inventions into those technology areas. Those efforts, and the knowledge gained through them, support internal development efforts and also help guide technology and intellectual property sourcing through partners and other external sources.

•
Pursue commercial opportunities for our advanced platforms and solutions.  As part of our ongoing research and development efforts, InterDigital often builds out entire functioning platforms in various technology areas. We seek to bring those technologies, as well as other technologies we may develop or acquire, to market through various methods including technology licensing, stand-alone commercial initiatives, joint ventures and partnerships.

Technology Research and Development
InterDigital pursues a diversified approach to sourcing the innovations that underpin our business. That approach incorporates internally driven research and development efforts by InterDigital Labs, a research collaboration with Technicolor SA’s Research and Innovation unit as part of the Technicolor Acquisition, and select acquisitions of technology innovations, businesses and/or companies. Our efforts are guided by our vision of the future of technology, Creating the Living NetworkTM, which is articulated around the variables of content, context and connectivity, and how the interplay of these elements drives future technology capabilities and needs.
As of December 31, 2018, our patent portfolio consisted of approximately 4,400 U.S. patents (approximately 400 of which were issued in 2018) and approximately 20,400 non-U.S. patents (approximately 2,100 of which were issued in 2018). As of the same date, we also had numerous patent applications pending worldwide, with approximately 1,700 applications pending in the United States and approximately 7,200 pending non-U.S. applications. The patents and applications comprising our portfolio relate to a broad range of technologies, including digital wireless radiotelephony (including, without limitation, 3G, 4G and 5G technologies) and video coding.  Issued patents expire at differing times ranging from 2019 through 2037.  We operate ten research and development facilities in five countries: Conshohocken, Pennsylvania, USA; Buffalo and Melville, New York, USA; Rockville, Maryland, USA; San Diego, California, USA; Princeton, New Jersey, USA; Montreal, Quebec, Canada; London, England, United Kingdom; Berlin, Germany; and Seoul, South Korea.
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
Our capabilities in the development of advanced mobile technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. As of December 31, 2018, InterDigital employed approximately 185 engineers, approximately 80% of whom hold advanced degrees (including 65 doctorate degrees). Over the last three years, investment in development has ranged from $69.7 million to $75.7 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided in the results of operations, under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
Our current research efforts are focused on a variety of areas related to mobile technology and devices, including cellular wireless technology, Internet of Things ("IoT") technology, advanced video coding and transmission, and advanced sensor and sensor fusion technology.

Cellular Wireless Technology
We have a long history of developing cellular technologies, including those related to CDMA and TDMA and, more recently, OFDM/OFDMA and MIMO. A number of our inventions are being used in all 2G, 3G and 4G wireless networks and mobile terminal devices. We led the industry in establishing TDMA-based TIA/EIA/IS-54 as a U.S. digital wireless standard in the 1980s as well as innovative CDMA and OFDM/OFDMA technology solutions and, today, we hold a significant worldwide portfolio of patents and patent applications for these technologies. Similar to our TDMA inventions, we believe that a number of our CDMA and OFDM/OFDMA inventions are, may be or may become essential to the implementation of CDMA and OFDM/OFDMA-based systems in use today.
We also continue to be engaged in development efforts to build and enhance our 3GPP technology portfolio in areas including 5G NR, LTE-Advanced, and cellular IoT. Some of our inventions include or relate to MIMO technologies for reducing interference and increasing data rates; power control; hybrid-ARQ for fast error correction; control channel structures for efficient signaling; multi-carrier operation; vehicular-centric communications (V2X); millimeter wave communications; network slicing; core network procedures, and other areas. We also continue to develop additional technologies in response to existing or perceived challenges of connected devices in the expanding terminal markets. These include technologies for automobiles, wearables, smart homes, drones, and other connected consumer electronic products. We are developing solutions that enable connectivity in both licensed and unlicensed spectrum, and across a large range of frequencies up to the millimeter wave bands.
Our strong wireless network background includes engineering and corporate development activities that focus on solutions that apply to 3GPP and other wireless market segments. Segments outside of 3GPP primarily fall within the scope of the IEEE 802, IETF and ETSI standards. We continue to grow a portfolio of technology related to Wi-Fi, Internet Standards, and Edge Computing, that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (802.11ax, 802.11ay), integrated access and backhaul, and terminal mobility for edge and fog computing services.
Video Encoding and Transmission Technology
An important and growing segment of wireless traffic is devoted to video streaming, and InterDigital has been active for a number of years in developing advanced technologies that address the challenges of video as it relates to mobile. Specifically, in the area of video research and standards, we have been actively engaged in video standards development work in the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET). Those efforts have focused on H.265/HEVC versions 1 to 4 and MPEG DASH, as well as FVC/H.266 and the MPEG Immersive (MPEG-I) standards suite going forward. In addition, as part of the Technicolor Acquisition, InterDigital benefits from a research agreement with Technicolor’s Research and Innovation unit pursuant to which InterDigital owns the patents produced through Technicolor’s ongoing research in defined project areas, including FVC/H.266. If our previously announced acquisition of Technicolor's Research and Innovation unit closes, this research agreement would be terminated.
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
In October 2017, we launched our Smart City-focused Chordant™ business. The Chordant platform, which was originally introduced in 2015 as the oneMPOWER™ platform, enables interoperability and scalability focusing specifically on the Smart Cities industry segment. This secure and scalable horizontal platform helps businesses launch and manage IoT data and applications, and features a comprehensive suite of application enabling services that span connectivity, device, data, security, and transaction management. The Chordant platform is compliant with oneM2M, the global standard for horizontal IoT platforms, and is designed for interoperability across diverse vertical markets, networks, and devices. The solution is based on an open standard with a long-term features roadmap, which interworks with many existing industry protocols and alliances. In February 2018, we announced the launch in the U.K of the oneTRANSPORT™ data marketplace, which operates on the Chordant platform.  This commercial service provides a common interface to multiple service providers, allowing public authorities to control and monetize, and companies to access, IoT data in a simpler fashion via a real-time, low-latency service-oriented architecture. In December 2018, InterDigital announced that an affiliate of Sony Corporation of America (“Sony”) had invested in Chordant as part of entering into a new patent license agreement.

Other Technology Areas and Sources
Because mobile technology today and into the future encompasses a very broad range of areas, we are also developing a range of technologies in the areas of security and analytics, sensor technologies, as well as other areas. Some of those efforts are related to technology standards.
In addition, to supplement our own development efforts, the Company pursues an external technology sourcing model based around partnerships with leading research organizations and consortia. Those efforts include a range of universities conducting sponsored research, agreements with various research institutions, and membership and collaborative research in various initiatives such as Platforms for Advanced Wireless Research (PAWR), NYU Wireless, 5Tonic and Bristol is Open.
Our Revenue Sources
Patent-Based Revenue
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Apple Inc. (“Apple”), HTC Corporation, Kyocera Corporation (“Kyocera”), LG Electronics, Inc. (“LG”), Samsung Electronics Co., Ltd. (“Samsung”) and Sony, among others. We also receive revenue under certain license agreements that we assumed as part of the Technicolor Acquisition.
Most of our patent license agreements are structured on a royalty-bearing basis, while others are structured on a paid-up basis or a combination thereof. Upon entering into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement (i.e., non-current patent royalties) and also agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Almost all of our patent license agreements provide for the payment of royalties based on sales of licensed products designed to operate in accordance with particular standards (convenience-based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement-based licenses).
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
In 2012, we formed of a joint venture with Sony called Convida Wireless. The joint venture combined InterDigital's advanced M2M research capabilities with Sony's consumer electronics expertise with the purpose of driving new research in IoT communications and other connectivity areas. This joint venture was renewed in 2015 with its focus expanded to include advanced research and development into 5G and future wireless technologies, and renewed again in 2018 with its focus sharpened on 5G, including IoT and infrastructure research.
Overview of Wireless Communications and Consumer Electronics Industries
The wireless communications industry continues to experience rapid growth worldwide, as well as an expansion of device types entering the market. In addition, new markets are emerging related to wireless connectivity. IoT is an important new market in the technology field, which is expected to result in a significant increase in the number of connections, and unlock new business capabilities. IoT is currently in its earliest stages, and estimates vary broadly as far as how many connections it will yield, but by some estimates there could be as many as 120 billion connected devices by 2030, a significant portion of which will be comprised of 3G, 4G and 5G cellular IoT devices.
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
With the completion of the Technicolor Acquisition and the integration of that portfolio into our overall licensing efforts, InterDigital now expects to expand its business into the broader consumer electronics industry. According to data from ABI Research, more than 2 billion devices in the video, audio and IoT/other technology areas were shipped in 2017. Those devices include TV displays, computer displays, set-top boxes, gaming consoles, wireless assistants and headphones, wearables, smart home devices and other types of consumer electronic devices that implement video or wireless technologies, or a combination of both. Some of those technologies are standards-based, such as Wi-Fi and other wireless technologies, various video coding standards and various broadcast standards.
Standards have evolved in response to consumer demand for services and expanded capabilities of mobile devices and other consumer electronics devices. For instance, cellular standards have evolved from voice-oriented services to multimedia services that exploit the higher speeds offered by newer technologies, such as LTE. The wireless communications industry has also made significant advances in non-cellular wireless technologies.
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
Business Activities
2018 Patent Licensing Activity
During first quarter 2018 we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Kyocera Corporation. The agreement covers sales by Kyocera Corporation and its affiliates of terminal unit products designed to operate in accordance with WCDMA and LTE standards, providing Kyocera expanded coverage for products in addition to those covered under their existing license agreement with InterDigital.
Also during first quarter 2018, the Signal Trust, established by the Company in 2013, signed a patent license agreement with a provider of telecommunications infrastructure equipment. The Signal Trust holds a patent portfolio related to cellular infrastructure, and it is a variable interest entity. Based on the terms of the trust agreement, we previously determined that we are the primary beneficiary of the Signal Trust for accounting purposes and, therefore, must consolidate the Signal Trust.
During second quarter 2018, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Fujitsu Connected Technologies Limited (“FCNT”).  The agreement covers the sale of FCNT’s 2G, 3G and 4G terminal unit products, including LTE and LTE-Advanced products.
Also during second quarter 2018, we entered into a multi-year, world-wide, non-exclusive, royalty bearing patent license agreement with a US-headquartered company.  The agreement covers sales by the US company of 802.11 functionality within certain of its products.
During fourth quarter 2018, we entered into a multi-year, worldwide, non-exclusive patent license agreement with Sony (the “Sony PLA”), a global leader and technology innovator in consumer electronics, mobile communications and home appliances. In addition, we renewed our joint venture with Sony, Convida Wireless, and sharpened its focus on 5G, including IoT and infrastructure research. The new Sony PLA covers the sale by Sony of covered products for the three-year period that commenced on December 1, 2018.
Customers Generating Revenues Exceeding 10% of Total 2018 Revenues
Apple, Samsung and LG Electronics comprised approximately 36%, 25% and 10% of our total 2018 revenues, respectively.
In 2016, we entered into a multi-year, royalty-bearing, worldwide and non-exclusive patent license agreement with Apple (the “Apple PLA”). The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G and future generation cellular and wireless-enabled products. The Apple PLA gives Apple the right to terminate certain rights and obligations under the license for the period after September 30, 2021, but has the potential to provide a license to Apple for a total of up to six years. During 2018, we recognized a total of $111.7 million of revenue associated with the Apple PLA under ASC 606.

In 2014, we entered into a patent license agreement with Samsung (the “Samsung PLA”). The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The Samsung PLA provided Samsung the right to terminate certain rights and obligations under the license for the period after 2017 but had the potential to provide a license to Samsung for a total of ten years, including 2013. Samsung did not elect to terminate such rights and obligations, and the period for such election has expired. Accordingly, the term of our patent license agreement with Samsung ends on December 31, 2022. During 2018, we recognized a total of $78.3 million of revenue associated with the Samsung PLA under ASC 606.
In 2017, we entered into a multi-year, worldwide, non-exclusive patent license agreement with LG (the “LG PLA”), a global leader and technology innovator in consumer electronics, mobile communications and home appliances. The LG PLA covers the 3G, 4G and 5G terminal unit products of LG and its affiliates and sets forth a royalty of cash payments to InterDigital as well as a process for the transfer of patents from LG to InterDigital. The deal also committed the parties to explore cooperation for projects related to the research and development of video and sensor technology for connected and autonomous vehicles. During 2018, we recognized a total of $31.8 million of revenue associated with the LG PLA under ASC 606.
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
In addition, arbitration may be a particularly effective means for resolving disputes with prospective licensees concerning the appropriate fair, reasonable and non-discriminatory ("FRAND") terms and conditions for license agreements that include standards-essential patents ("SEPs"), particularly where negotiations have otherwise reached an impasse.   Binding arbitration to resolve the terms and conditions of a worldwide FRAND license to our relevant portfolio of SEPs is an efficient and cost-effective mechanism, as it allows the parties to avoid piecemeal litigation in multiple jurisdictions and ensures that an enforceable patent license agreement that is consistent with FRAND commitments will be in place at the end of the arbitration process.
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
Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for patent licensing relationships or sale transactions. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain licenses from multiple holders of intellectual property. In licensing our patent portfolio, we compete with other patent holders for a share of the royalties that certain licensees may argue to be the total royalty that is supported by a certain product or products, which may face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell 3G, 4G and other wireless products, as well as other consumer electronics devices. However, numerous companies also claim that they hold patents that are or may be essential or may become essential to standards-based technology deployed on wireless products and other consumer electronics devices. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate licensing fees or rates for essential patents. Similarly, potential purchasers of our patents often amass patent portfolios for defensive and/or cross-licensing purposes and could choose to acquire patent assets within the same general technology space from other patent holders.
Employees
As of December 31, 2018, we had approximately 390 employees, including approximately 50 employees in France who were subject to collective bargaining arrangements. We consider our employee relations to be good.
Geographic Concentrations
See Note 4, "Geographic/Customer Concentration," in the Notes to Condensed Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our corporate headquarters and administrative offices are located in Wilmington, Delaware, USA. We have research and technology development centers in the following locations: Conshohocken, Pennsylvania, USA; Buffalo and Melville, New York, USA; Rockville, Maryland, USA; San Diego, California, USA; Montreal, Quebec, Canada; London, England, United Kingdom; Berlin, Germany; and Seoul, South Korea. We also have administrative offices in Washington, District of Columbia, USA; San Francisco, California, USA; Indianapolis, Indiana, USA; Princeton, New Jersey, USA; New York City, New York, USA; Brussels, Belgium; Paris and Rennes, France; and Shanghai, China.
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
Risks Related to Our Business
Our plans to license handset manufacturers in China may be adversely affected by a deterioration in United States-China trade and geopolitical relations, our customers facing economic uncertainty there or our failure to establish a positive reputation in China, which could materially adversely affect our long-term business, financial condition and operating results.
Companies headquartered in China currently comprise a substantial portion of the handset manufacturers that remain unlicensed to our patent portfolio. Our ability to license such manufacturers is, among other things, affected by the macroeconomic and geopolitical climate, as well as our business relationships and perceived reputation in China. The U.S. and Chinese governments are currently engaged in trade negotiations, and the U.S. State Department issued a travel advisory in

January 2019 that advises U.S. citizens to exercise increased caution in China due to arbitrary enforcement of local laws. This travel advisory and other security concerns are restricting our ability to conduct in-person negotiations with prospective Chinese licensees. If the U.S.-China trade dispute escalates or relations between the United States and China further deteriorate, these conditions could adversely affect our ability to license our patent portfolio to Chinese handset manufacturers. Our ability to license such manufacturers could also be affected by economic uncertainty, particularly in the handset market, in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to enter into license agreements with Chinese handset manufacturers, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.
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
Royalty rates, or other terms, under our patent license agreements could be subject to determination through arbitration or other third-party adjudications or regulatory or court proceedings, and arbitrators, judges or other third-party adjudicators or regulators could determine that our patent royalty rates should be at levels lower than our agreed or historical rates or otherwise make determinations resulting in less favorable terms and conditions under our patent license agreements.
Historically, the terms of our patent license agreements, including our royalty rates, have been reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Huawei pursuant to our December 2013 settlement agreement, to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) and it is also possible that courts or regulators could decide to set or otherwise determine the FRAND consistency of such terms or the manner in which such terms are determined, including by determining a worldwide royalty rate for our standards-essential patents. Changes to or clarifications of our obligations to be prepared to offer licenses to standards-essential patents on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, certain of our current and prospective licensees have instigated, and others could in the future instigate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators, such as the Shenzhen Intermediate People’s Court, China's National Development and Reform Commission and Taiwan's Fair Trade Commission, to set FRAND terms and conditions for, or determine the FRAND-consistency of current terms and conditions in, our patent license agreements, and which could result in such third party adjudicators or regulators determining a worldwide royalty rate for our standards-essential patents. To the extent that our patent royalty rates for our patent license agreements are determined through arbitration or other third party adjudications or regulatory or court proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalty rates may be lower than our historical rates, and this could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which may have an adverse effect on our licensing business.
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
Adverse decisions in litigation or regulatory actions relating to our licensing practices, including, but not limited to, findings that we have not complied with our FRAND commitments and/or engaged in anticompetitive or unfair licensing activities or that any of our license agreements are void or unenforceable, could have an adverse impact on our cash flow and revenue. Regulatory bodies may assess fines in the event of adverse findings, and as part of court or arbitration proceedings, a judgment could require us to pay damages (including the possibility of treble damages for antitrust claims). In addition, to the extent that legal decisions find patent license agreements to be void or unenforceable in whole or in part, that could lead to a decrease in the revenue associated with and cash flow generated by such agreements, and, depending on the damages requested, could lead to the refund of certain payments already made. Finally, adverse legal decisions related to our licensing practices could have an adverse effect on our ability to enter into license agreements, which, in turn, could cause our cash flow and revenue to decline.
Royalty rates could decrease for future license agreements due to downward product pricing pressures and competition over patent royalties.
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless and consumer electronics industries, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates and/or that such rates should be applied to royalty bases smaller than the selling price of an end product (such as the “smallest salable patent practicing unit”). There is also increasing downward pricing pressure on certain wireless products, including handsets, and other consumer electronics devices that we believe implement our patented inventions, and some of our royalty rates are tied to the pricing of these devices. In addition, a number of other companies also claim to hold patents that are essential with respect to products we aim to license. Demands by certain licensees to reduce royalties due to pricing pressure or the number of patent holders seeking royalties on these technologies, could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future revenue and cash flow.
Our plans to broaden our revenue opportunities through acquiring or developing technology in new or expanded areas, such as technologies in the consumer electronics and IoT spaces, and enhanced intellectual property sourcing and joint ventures, may not be successful and could materially adversely affect our long-term business, financial condition and operating results.
As part of our business strategy, we are seeking to broaden our revenue opportunities through targeted acquisitions, research partnerships, joint ventures and the continued development of new technologies, such as our binding offer to acquire Technicolor SA's Research & Innovation unit. Increasingly, our future growth in part depends on developing or acquiring technology in new or expanded areas that are used on cellular devices (such as video coding technologies) and adjacent industry segments outside of traditional cellular industries (such as other consumer electronics devices and the IoT, including the connected home and smart cities, automotive, mobile computing, mobile health and sensor technology), and on third parties incorporating our technology and solutions into device types used in these areas and industry segments. There is no guarantee that we will succeed in acquiring or developing technology and patents or partnering with inventors and research organizations to create new revenue opportunities and/or add new dimensions to our existing portfolio of intellectual property and potentially create new patent licensing programs. Also, our development activities may experience delays, which could reduce our opportunities for patent licensing or other avenues of revenue generation related to such development activities. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
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
We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G, 5G and beyond, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. In addition, it is possible that in certain technology areas, such as in the IoT space, the adoption of proprietary systems could compete with or replace standards-based technology. It is also possible in certain technology areas, such as video coding and the IoT, that open source solutions such as AV1 and OCF, respectively, could compete with or replace proprietary standards-based technology. If the technologies in which we invest do not become patented or are not adopted by the relevant standards, or are not adopted by and deployed in the mainstream markets, at all or at the rate or within time periods we expect, or in the case of open source solutions, do not infringe our technology, our business, financial condition and operating results could be adversely affected.
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
Domestic and foreign antitrust authorities have increased their scrutiny of the use of standards-essential patents in the mobile wireless industry, including the enforcement of such patents against competitors and others. Such scrutiny has already resulted in enforcement actions against Qualcomm and could lead to additional investigations of, or enforcement actions against, the Company. Such inquiries and/or enforcement actions could impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could also result in monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition.
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
We may experience difficulties or delays integrating, and may not be able to realize all of the anticipated benefits from the integration of, the patent licensing business that we acquired from Technicolor in 2018 and, if consummated, the Research & Innovation unit of Technicolor with respect to which we made a binding offer to purchase (the “Technicolor business”).
We may experience difficulties integrating the Technicolor business, or may fail to realize the anticipated benefits from our integration of the Technicolor business on a timely basis, or at all, for a variety of reasons, including the following:

•
failure of the acquisitions to materially increase the value of our core handset licensing business by not increasing the royalty amount we would otherwise derive on each handset, not accelerating the pace of licensing, or not allowing us to avoid litigation to protect our intellectual property;

•	unexpected costs and strain on our resources and potential distraction of management arising from our attempts to integrate the Technicolor business;

•
difficulties integrating the patent portfolios and related portfolio management systems of the businesses, or migrating the portfolios to a new patent management system, and the risk that the patent assets could be negatively affected;

•	failure to continue to develop and expand our portfolio of video technology patent assets;

•	failure to develop a successful business plan and licensing program related to consumer electronics;

•	difficulties integrating the personnel of the Technicolor business into our operations, organization, and human resources programs, and the risk that we could lose key employees;

•	challenges associated with managing a geographically remote business;

•	failure to forecast accurately the long-term value and costs of the Technicolor business or of certain assets acquired in the transactions;

•	liabilities that are not covered by, or exceed the coverage under, the indemnification or other provisions of the acquisition-related agreements; and

•	patent validity, infringement, exhaustion or enforcement issues not uncovered during our diligence process.
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
In addition, we cannot be certain that the integration of acquired companies, businesses, technology and/or intellectual property with our business will result in the realization of the full benefits we anticipate will be realized from such acquisitions. Our plans to integrate and/or expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market, or the market may adopt solutions competitive to our products or technologies. We may not derive any commercial value from the acquired technology or intellectual property or from future technologies or products based on the acquired technology and/or intellectual property. In addition, to the extent we are separately seeking a patent license from a customer or customers of an acquired entity, the acquired entity may lose such customers. Following the completion of the acquisition, we may be subject to liabilities that are not covered by, or exceed the coverage under, the indemnification protection we may obtain, and we may encounter patent validity, infringement or enforcement issues or unforeseen expenses not uncovered during our diligence process. Any acquired company or business would be subject to its own risks that may or may not be the same as the risks already disclosed herein.
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
In addition, as discussed more fully above in these Risk Factors, we are currently operating in a challenging regulatory and judicial environment, which may, under certain circumstances, lead to delays in the negotiation of and entry into new patent license agreements. Also, as discussed above in these Risk Factors and in Item 3, Legal Proceedings, in this Form 10-K, we are also currently, and may in the future be, involved in legal proceedings with potential licensees, with whom we do not yet have a patent license agreement. Any such delays in the negotiation or entry into new patent license agreements and receipt of the associated revenue stream could cause our revenue and cash flow to decline.
Our revenues are derived primarily from a limited number of licensees or customers.
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2018, Apple, Samsung and LG Electronics accounted for approximately 36%, 25% and 10% of our total revenues, respectively. In the event that we are unable to renew one or more of such license agreements upon expiration, our future revenue and cash flow could be materially adversely affected. In addition, in the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. In addition, in the event that there is a material decrease in shipments of licensed products by one of our per-unit licensees, our revenues from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.
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
Our revenue may be affected by the deployment of future-generation wireless standards in place of 3G, 4G and 5G technologies or future-generation video standards, by the timing of such deployment, or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
Although we own an evolving portfolio of issued and pending patents related to 3G, 4G and 5G cellular technologies and non-cellular technologies including video coding technologies, our patent portfolio licensing program for future-generation wireless standards or video coding standards may not be as successful in generating licensing income as our current licensing programs. Although we continue to participate in worldwide standards bodies and contribute our intellectual property to future-generation wireless and video coding standards, including standards that will define 5G, our technologies might not be adopted by the relevant standards. In addition, we may not be as successful in the licensing of future-generation products as we have been in licensing products deploying existing wireless and video coding standards, or we may not achieve a level of royalty revenues on such products that is comparable to that which we have historically received on products deploying existing wireless and video coding standards. Furthermore, if there is a delay in the standardization and/or deployment of 5G or future video coding standards, our business and revenue could be negatively impacted.
The licenses that we grant under our patent license agreements typically only cover products designed to operate in accordance with specified technologies and that were manufactured or deployed or anticipated to be manufactured or deployed at the time of entry into the agreement. Also, we have patent license agreements with licensees that now offer for sale types of products that were not sold by such licensees at the time the patent license agreements were entered into and, thus, are not licensed by us. We do not derive patent licensing revenue from the sale of products by our licensees that are not covered by a patent license agreement. In order to grant a patent license for any such products, we will need to extend or modify our patent license agreements or enter into new license agreements with such licensees. We may not be able to extend or modify these license agreements, or enter into new license agreements, on financial terms acceptable to us, without affecting the other material terms and conditions of our license agreements with such licensees or at all. Further, such extensions, modifications or new license agreements may adversely affect our revenue on the sale of products covered by the license prior to any extension, modification or new license.
We face risks from doing business and maintaining offices in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. In addition, in recent years, we have expanded, and we may continue to expand, our international operations, opening offices in France, the United Kingdom, South Korea, China, Belgium and Germany. Accordingly, we are subject to the risks and uncertainties of operating internationally and could be affected by a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; currency control regulations and variability in the value of the U.S. dollar against foreign currency; export license requirements and restrictions on the use of technology; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; general delays in remittance of and difficulties collecting non-U.S. payments; foreign labor regulations; anti-corruption laws; and difficulty in staffing and managing operations remotely. In addition, we also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
We depend on key senior management, engineering, patent and licensing resources.
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, as well as on our ability to put in place adequate succession plans for such key personnel, and/or organizational strategies related to the departure of such key personnel. Our success also depends in part on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, licensing, engineering and other skills. The market for such talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in patents and in licensing and with significant engineering experience in cellular and air interface technologies, as well as video coding technologies. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation, arbitration or regulatory proceeding, by our ability to offer competitive cash and equity compensation and work environment conditions and by the geographic location of our various offices. The failure to attract and retain such persons with relevant and appropriate experience or to have in place adequate succession plans and/or organizational strategies related to the departure of certain key personnel could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.
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
There is some concentration among participants in the wireless communications industry, and the industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. For example, in 2018, Samsung, Apple and Huawei collectively accounted for approximately 40% of worldwide shipments of 3G and 4G handsets and close to 50% of worldwide smartphone shipments. Any further concentration or sale within the wireless industry among handset providers and/or original design manufacturers ("ODMs") may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. We may also face a reduction in the number of licensing opportunities or existing royalty obligations as a result of government-imposed bans or other restrictions on the importation, manufacture and/or sale of cellular handsets by certain companies. In addition, acquisitions of or consolidation among ODMs could cause handset providers who outsource manufacturing to make supply chain changes, which in turn could result in the reduction, loss or elimination of existing royalty obligations (for example, if manufacturing is moved from an ODM with which we have a patent license agreement to an ODM with which we do not). Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
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
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service ("IRS") and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. Pursuant to the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2018, and 2017, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
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
For example, in May 2014, the FASB and International Accounting Standards Board issued revenue guidance, Revenue from Contracts with Customers, that the Company has adopted effective January 1, 2018, which impacts our recognition of revenue from both our fixed-fee and per-unit license agreements. Refer to Note 3, "Revenue Recognition," in the consolidated financial statements for further information regarding this adoption. Such changes to our reporting practices could significantly affect our reported financial condition and results of operations going forward, causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements are dynamic or static fixed-fee agreements or have per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.
The high amount of capital required to obtain radio frequency licenses, deploy and expand wireless networks and obtain new subscribers, as well as the cost of new handsets could slow the growth of the wireless communications industry and adversely affect our business.
Our growth is partially dependent upon the increased use of wireless communications services and cellular handsets that utilize our technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to obtain licenses to use new frequencies, deploy wireless networks to offer voice and data services, expand wireless networks to grow voice and data services and obtain new subscribers. The significant cost of licenses, wireless networks and subscriber additions may slow the growth of the industry if wireless operators are unable to obtain or service the additional capital necessary to implement or expand advanced wireless networks. Growth in the number of cellular handsets may slow as the number of people worldwide without a cellular handset declines. In addition, if the cost of cellular handsets increases, customers may be less likely to replace their existing devices with new devices. The growth of our business could be adversely affected if either of these events occur.
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
We may experience difficulties with our new enterprise resource planning (“ERP”) system.
In first quarter 2018, we implemented a new enterprise resource planning (“ERP”) system designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. We have committed significant resources to this new system, and realizing the full functionality of the system is complex. As a result of the conversion process, we may experience delays or disruptions in the integration of our new systems, procedures or controls. We may also encounter errors in data and security or technical reliability issues. Significant system failures could lead to a delay or error in recording and reporting financial information on a timely and accurate basis or impact our internal control compliance efforts, which could have a material adverse effect on our financial condition or results of operations.
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
We have in the past and may in the future make investments in other entities by purchasing minority equity interests or corporate bonds/notes in publicly traded or privately held companies. Most strategic investments entail a high degree of risk and may not become liquid for a period of time, if ever. In some cases, strategic investments may serve as consideration for a license in lieu of cash royalties. In addition, other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. We have made in the past and may make in the future strategic investments in early-stage companies, which may require us to consolidate or record our share of the earnings or losses of those companies. Our share of any such losses may adversely affect our financial results until we exit from or reduce our exposure to these investments.
Our investments in new commercial initiatives may not be successful or generate meaningful revenues.
We have invested, and may continue to invest, in new businesses focused on commercializing technology that we have developed, incubated internally and/or acquired, such as video coding technology and other technologies for use on consumer electronics devices. Commercial success depends on many factors, including the demand for the technology, the highly competitive markets for our technology products, regulatory issues associated with such technology products, and effective marketing and licensing or product sales. In addition, our new technology offerings may require robust ecosystems of customers and service providers that may fail to materialize. Further, the establishment and operation of these commercial initiatives requires significant support, including technical, legal and financial resources. It is possible that these commercial initiatives will not be successful and/or will not achieve meaningful revenues for a number of years, if at all. Further, we may attempt to develop technologies or services that we believe we would be able to sell or license commercially using inside or outside technical, legal and financial resources. If our new commercial initiatives are not successful, or are not successful in the timeframe we anticipate, we may incur significant costs, our business may not grow as anticipated and/or our reputation may be harmed. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
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
We could also be affected by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. For example, the European General Data Protection Regulation (“GDPR”) adopted by the European Commission became effective in May 2018, and China adopted a new cybersecurity law as of June 2017. Complying with the GDPR and other existing and emerging and changing requirements could cause us to incur substantial costs or require us to change our business practices. Non-compliance could result in monetary penalties or significant legal liability.
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
Historically, we have had large fluctuations in the price of our common stock, and such fluctuations could continue. From January 2, 2017 to February 19, 2019, the trading price of our common stock has ranged from a low of $62.34 per share to a high of $102.30 per share. The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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
Our total indebtedness as of December 31, 2018 was approximately $334.4 million, inclusive of debt resulting from the Technicolor Acquisition that was completed in third quarter 2018 (refer to Note 5, "Business Combinations," in the consolidated financial statements for further information). This level of debt could have significant consequences on our future operations, including:

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

Our current dividend policy contemplates the payment of a regular quarterly cash dividend of $0.35 per share on our outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment and timing of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
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
Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; Melville, New York, USA; Rockville, Maryland, USA; San Diego, California, USA; Princeton, New Jersey, USA; and Montreal, Quebec, Canada.

The following table sets forth information with respect to our principal properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Melville, New York	44,800	Office and research space	February 2020
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Conshohocken, Pennsylvania	30,300	Office and research space	September 2026
Montreal, Quebec	17,300	Office and research space	June 2021
Rockville, Maryland	16,700	Office and research space	August 2019
San Diego, California	10,600	Office and research space	September 2025
Rennes, France	12,400	Office space	June 2019*
Princeton, New Jersey	16,900	Office and research space	February 2025

* We sublease our facility in Rennes from Thomson Licensing SAS.
We are also a party to leases for several smaller spaces, including our offices in Buffalo, New York, USA; Berlin, Germany; Brussels, Belgium; London, England, United Kingdom; Seoul, South Korea; San Francisco, California, USA; New York City, New York, USA; Indianapolis, Indiana, USA; Paris, France; and Shanghai, China, that contain research and/or office space. In addition, we own a building in Washington, District of Columbia, USA, that houses administrative office space.
We believe that the facilities described above are suitable and adequate for our present purposes and our needs in the near future.

Item 3.	LEGAL PROCEEDINGS.
ARBITRATIONS AND COURT PROCEEDINGS (OTHER THAN DE DISTRICT COURT ACTIONS RELATED TO USITC PROCEEDINGS)
2012 Huawei China Proceedings
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
On February 4, 2013, the Shenzhen Intermediate People's Court issued rulings in the two proceedings. With respect to the first complaint, the court decided that InterDigital had violated the Chinese Anti-Monopoly Law by (i) making proposals for royalties from Huawei that the court believed were excessive, (ii) tying the licensing of essential patents to the licensing of non-essential patents, (iii) requesting as part of its licensing proposals that Huawei provide a grant-back of certain patent rights to InterDigital and (iv) commencing a USITC action against Huawei while still in discussions with Huawei for a license. Based on these findings, the court ordered InterDigital to cease the alleged excessive pricing and alleged improper bundling of InterDigital's Chinese essential and non-essential patents, and to pay Huawei 20.0 million RMB (approximately $2.9 million based on the exchange rate as of December 31, 2018) in damages related to attorneys’ fees and other charges, without disclosing a factual basis for its determination of damages. The court dismissed Huawei's remaining allegations, including Huawei's claim that InterDigital improperly sought a worldwide license and improperly sought to bundle the licensing of essential patents on multiple generations of technologies. With respect to the second complaint, the court determined that, despite the fact that the FRAND requirement originates from ETSI's Intellectual Property Rights policy, which refers to French law, InterDigital's license offers to Huawei should be evaluated under Chinese law. Under Chinese law, the court concluded that the offers did not comply with FRAND. The court further ruled that the royalties to be paid by Huawei for InterDigital's 2G, 3G and 4G essential Chinese patents under Chinese law should not exceed 0.019% of the actual sales price of each Huawei product.
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
On April 14, 2014, InterDigital filed a petition for retrial of the second proceeding with the Chinese Supreme People’s Court (“SPC”), seeking dismissal of the judgment or at least a higher, market-based royalty rate for a license to InterDigital’s Chinese SEPs.  The petition for retrial argues, for example, that (1) the lower court improperly determined a Chinese FRAND running royalty rate by using as a benchmark the 2007 Apple lump sum fixed payment license agreement, and looking in hindsight at the unexpectedly successful sales of Apple iPhones to construct an artificial running royalty rate that neither InterDigital nor Apple could have intended and that would have varied significantly depending on the relative success or failure in hindsight of Apple iPhone sales; (2) the 2007 Apple PLA was also an inappropriate benchmark because its scope of product coverage was significantly limited as compared to the license that the court was considering for Huawei, particularly when there are other more comparable license agreements; and (3) if the appropriate benchmarks had been used, and the court had considered the range of royalties offered by other similarly situated SEP holders in the wireless telecommunications industry, the court would have determined a FRAND royalty that was substantially higher than 0.019%, and would have found, consistent with findings of the ALJ’s initial determination in the USITC 337-TA-800 proceeding, that there was no proof that InterDigital’s offers to Huawei violated its FRAND commitments.
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC convened a second hearing on April 1, 2015 regarding whether to grant a retrial. On December 24, 2018, InterDigital was notified that the SPC granted InterDigital’s petition for retrial of the October 16, 2013 Guangdong Province High Court decision.  The SPC also issued a mediation order that terminated the proceeding.  The SPC’s grant of InterDigital’s retrial petition suspends enforcement of the decision of the Guangdong High Court and, combined with the SPC’s issuance of the mediation order, effectively vacates the Guangdong High Court’s decision. There are no further proceedings in this matter.
ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE originally sought relief in the amount of 20.0 million RMB (approximately $2.9 million based on the exchange rate as of December 31, 2018), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $14.5 million based on the exchange rate as of December 31, 2018). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015.
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
On December 20, 2018, the CA Northern District Court issued an order on the parties’ motions for summary judgment. InterDigital’s motion was granted in part and denied in part, and Asus’s motion was denied in its entirety. The court: (1) granted summary judgment that Asus is judicially estopped from arguing that the 2008 Asus PLA is not FRAND compliant in light of Asus’s prior inconsistent positions; (2) denied to the extent ruled on by the court InterDigital’s motion that issue preclusion prevents Asus from re-litigating issues decided in the arbitration; (3) granted summary judgment that Asus cannot invalidate the 2008 Asus PLA on the theory that, even if FRAND when signed, the 2008 Asus PLA became non-FRAND thereafter; (4) denied InterDigital’s motion for summary judgment that Asus’s Sherman Act claim fails as a matter of law; and (5) granted summary judgment that Asus’s promissory estoppel and California UCL claims fail as a matter of law. In addition, the court denied Asus’s motion for summary judgment that, as a matter of law, InterDigital breached its contractual obligation to license its essential patents on FRAND terms and conditions by engaging in discriminatory licensing practices. On December 21, 2018, the court referred the case to a magistrate judge for a settlement conference. The settlement conference was held on February 14, 2019.  A settlement was not reached. The trial in the CA Northern District Court proceeding is scheduled for May 6-17, 2019.
The Company has not recorded any accrual at December 31, 2018, for contingent losses associated with the CA Northern District Court Proceeding. While a material loss is reasonably possible, the Company cannot estimate the potential range of loss given the range of possible outcomes, as this matter is not at a sufficiently advanced stage to allow for such an estimate.

2019 Huawei China Proceeding
On January 3, 2019, InterDigital was notified that a civil complaint was filed on January 2, 2019, by Huawei Technologies Co., Ltd. and certain of its subsidiaries against InterDigital, Inc. and certain of its subsidiaries in the Shenzhen Intermediate People’s Court. The complaint seeks a ruling that the InterDigital defendants have violated an obligation to license their patents that are essential to 3G, 4G and 5G wireless telecommunication standards on fair, reasonable and non-discriminatory terms and conditions. The complaint also seeks a determination of the terms for licensing all of the InterDigital defendants’ Chinese patents that are essential to 3G, 4G and 5G wireless telecommunication standards to the Huawei plaintiffs for the plaintiffs’ wireless terminal unit products made and/or sold in China from 2019 to 2023. InterDigital’s patent license agreement with Huawei expired on December 31, 2018.
REGULATORY PROCEEDING
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

The commitments contained in item 3 above will expire five years from the effective date of the suspension of the investigation, or May 22, 2019. With the consolidation of China’s antimonopoly enforcement authorities into the State Administration for Market Regulation ("SAMR") in April 2018, SAMR is now responsible for overseeing InterDigital’s commitments.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ’244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which returned the matter to the PTAB for further proceedings as to that claim. On July 28, 2017, IPR Licensing, Inc., filed a petition for a writ of certiorari with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, arguing that the petition should be held pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC, which will determine whether the IPR process as a whole is unconstitutional.  On October 2, 2017, ZTE filed a response to the petition for a writ of certiorari in which ZTE agreed that the petition should be held pending the Court’s decision in Oil States and then disposed of as appropriate in light of that decision.  On April 24, 2018, the Supreme Court rejected the petitioner’s constitutional challenge to the IPR process in the Oil States case, and on April 30, 2018 denied IPR Licensing, Inc.’s July 28, 2017 petition for a writ of certiorari. On March 6, 2018, in the PTAB remand proceeding, the PTAB again found claim 8 to be invalid. On April 10, 2018, IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. That appeal (the “’244 patent PTAB remand appeal”) remains pending.
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
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case remain stayed so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018. The case remains stayed pending the conclusion of the 244 patent PTAB remand appeal, including any further proceeding.

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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 11, 2019.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2018.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The NASDAQ Stock Market (“NASDAQ”) is the principal market for our common stock, which is traded under the symbol "IDCC."
Holders
As of February 19, 2019, there were 528 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2018 and 2017 were as follows (in thousands, except per share data):

2018	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$12,124	$12,124
Second quarter	0.35	12,192	24,316
Third quarter	0.35	11,996	36,312
Fourth quarter	0.35	11,610	47,922
	$1.40	$47,922

2017
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	10,413	20,817
Third quarter	0.35	12,149	32,966
Fourth quarter	0.35	12,156	45,122
	$1.30	$45,122
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
Performance Graph
The following graph compares five-year cumulative total returns of the Company, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The graph assumes $100 was invested in the common stock of InterDigital and each index as of December 31, 2013 and that all dividends were re-invested. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among InterDigital, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

$350
$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
InterDigital, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	12/13	12/14	12/15	12/16	12/17	12/18
InterDigital, Inc.	100.00	182.23	171.55	324.52	274.71	243.89
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Telecommunications	100.00	102.75	100.20	106.61	130.48	130.76

The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2018 - October 31, 2018	548,510	$73.35	548,510	$94,835,635
November 1, 2018 - November 30, 2018	114,936	$70.55	114,936	$86,724,726
December 1, 2018 - December 31, 2018	265,942	$70.08	265,942	$168,082,465
Total	929,388	$72.07	929,388	$168,082,465

(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the Company’s $600 million share repurchase program (the “2014 Repurchase Program”), $300 million of which was authorized by the Company’s Board of Directors in June 2014, with an additional $100 million authorized by the Company’s Board of Directors in each of June 2015, September 2017, and December 2018, respectively. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.

Item 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information contained in this Form 10-K. As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018 using the modified retrospective method. As such, revenue and other related accounts are presented in accordance with ASC 606 for the year ended December 31, 2018 and in accordance with ASC 605 for all prior periods presented. Refer to Note 3, “Revenue Recognition,” within the consolidated financial statements for further information regarding our adoption of ASC 606.

	2018	2017	2016	2015	2014
	(in thousands except per share data)
Consolidated statements of operations data:
Revenues (a)	$307,404	$532,938	$665,854	$441,435	$415,821
Income from operations	$62,595	$301,495	$437,306	$208,549	$168,960
Income tax benefit (provision) (b)	$27,417	$(121,676)	$(116,791)	$(64,621)	$(52,108)
Net income applicable to InterDigital, Inc. common shareholders	$63,868	$174,293	$309,001	$119,225	$104,342
Net income per common share — basic	$1.85	$5.04	$8.95	$3.31	$2.65
Net income per common share — diluted	$1.81	$4.87	$8.78	$3.27	$2.62
Weighted average number of common shares outstanding — basic	34,491	34,605	34,526	36,048	39,420
Weighted average number of common shares outstanding — diluted	35,307	35,779	35,189	36,463	39,879
Cash dividends declared per common share (c)	$1.40	$1.30	$1.00	$0.80	$0.70
Consolidated balance sheets data:
Cash, cash equivalents and restricted cash (d)	$488,733	$433,014	$404,074	$510,207	$428,567
Short-term investments	470,724	724,981	548,687	423,501	275,361
Working capital	844,855	1,019,353	795,639	610,994	582,688
Total assets	1,626,558	1,854,420	1,727,853	1,474,485	1,192,962
Total debt	317,377	285,126	272,021	486,769	216,206
Total InterDigital, Inc. shareholders’ equity	927,025	855,267	739,709	510,519	468,328
Noncontrolling interest	10,988	17,881	14,659	11,376	7,349
Total shareholders’ equity	$938,013	$873,148	$754,368	$521,895	$475,677

(a)	In 2018, 2017, 2016, 2015, and 2014, our revenues included $26.3 million, $162.9 million, $309.7 million, $65.8 million, and $125.0 million of non-current patent royalties, respectively.

(b)
In 2018, our income tax benefit includes an $18.0 million tax benefit due to our income qualifying as foreign derived intangible income ("FDII"), as well as a $14.7 million benefit as a result of anticipated filings of amended tax returns in connection with the Competent Authority Proceeding defined and discussed below. In 2017, our income tax provision was impacted by the U.S. Tax Cuts and Jobs Act (the “TCJA”) as discussed in our results of operations. For more information, refer to Note 14, "Taxes" in the Notes to Financial Statements included in Part II, Item 8, of this Form 10-K. In 2016, our income tax provision included the impact of a $23.6 million net tax benefit primarily related to domestic activity production deductions for prior years. In 2014, our income tax provision included the impact of a $4.2 million net tax benefit, primarily attributable to available U.S. federal research and development tax credits for prior years, which was partially offset by an audit settlement.

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

(d)	Includes restricted cash which is included within "Prepaid and other current assets" in the consolidated balance sheets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K.
Effective January 1, 2018, we adopted FASB Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which affected our recognition of revenue from both our fixed-fee and per-unit license agreements beginning in first quarter 2018. All periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Refer to Note 3, "Revenue Recognition," in the consolidated financial statements for further information regarding this adoption, as well as additional required disclosures under the new guidance.

Throughout the following discussion and elsewhere in this Form 10-K, we refer to “recurring revenues” and “non-current patent royalties.”  For all periods presented, recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  For 2018, non-current patent royalties are comprised of “past patent royalties” and “static fixed-fee" agreement royalties. For periods prior to 2018, non-current patent royalties are comprised of just past patent royalties, whereas static fixed-fee agreement royalties are included as part of recurring revenues.
Business
InterDigital designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks, as well as video processing, encoding and display technology. We are a leading contributor of innovation to the wireless communications industry, as well as a leading holder of patents in the video industry.
Given our long history and focus on advanced research and development, InterDigital has one of the most significant patent portfolios in the wireless and video industries. As of December 31, 2018, InterDigital's wholly owned subsidiaries held a portfolio of approximately 34,000 patents and patent applications related to a range of technologies, including the fundamental technologies that enable wireless communications, video encoding, display technology, and other areas relevant to the wireless and consumer electronics industries. In that portfolio are a number of patents and patent applications that we believe are or may be essential or may become essential to standards in cellular and other wireless communications as well as video encoding. Those wireless standards include 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe are or may become essential to 5G standards that currently exist and are under continued development. In terms of video technology, our portfolio includes patents and applications relating to standards established by the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
The wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies as well as select acquisitions of patents and companies. Products incorporating our patented inventions in wireless include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and IoT devices and software platforms. The video technology portfolio largely represents patents and applications that InterDigital acquired through our purchase of Technicolor SA’s patent licensing business (the "Technicolor Acquisition"), completed in July 2018, supplemented by internal development in the area of video technology. Products incorporating our patented inventions in video include cellular phones, tablets, notebook computers, computers, televisions, gaming consoles, set-top boxes, streaming devices and other consumer electronics.
InterDigital derives revenues primarily from patent licensing, with smaller contributions from patent sales, product sales, technology solutions licensing and sales and engineering services. On January 1, 2018, we adopted the requirements of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") using the modified retrospective method. Refer to the "Revenue" section below as well as Note 3, "Revenue Recognition," within the consolidated financial statements for further information regarding our adoption of ASC 606.
Acquisition of Technicolor's Patent Licensing Business
On July 30, 2018, we completed the Technicolor Acquisition.  The final transaction includes the acquisition by InterDigital of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. Refer to Note 5, “Business Combinations,” within the consolidated financial statements for more information on this transaction.
Acquisition of Technicolor's Research & Innovation Unit
On February 11, 2019, we announced that we had made a binding offer to acquire the Research & Innovation ("R&I") unit of Technicolor SA. R&I is a premier research lab that conducts fundamental research into video coding, IoT and smart home, imaging sciences, AR and VR and artificial intelligence and machine learning technologies. After completing the required prior consultation with Technicolor’s works council, the companies expect to execute a definitive acquisition agreement, the terms of which have been negotiated. The transaction is expected to close in mid-2019, subject to customary closing conditions.
As consideration for the acquisition, the parties have agreed to terminate the jointly-funded R&D collaboration that was entered into as part of the Technicolor Acquisition. In addition, Technicolor has agreed to reduce its rights to a revenue-sharing arrangement announced as part of the Technicolor Acquisition. There is no cash consideration.

Revenue
As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018 using the modified retrospective method. This resulted in a cumulative adjustment of $161.3 million to retained earnings. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As such, revenue is presented in accordance with ASC 606 for the year ended December 31, 2018 and in accordance with ASC 605 for all prior periods presented. Refer to Note 3, “Revenue Recognition,” within the consolidated financial statements for further information regarding our adoption of ASC 606.
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
In 2018, 2017, and 2016, our total revenues were $307.4 million, $532.9 million and $665.9 million, respectively. Our recurring revenues in 2018, 2017 and 2016 were $280.3 million, $370.0 million and $356.2 million, respectively. In each of the years presented, we recognized between $26.3 million and $309.7 million of non-current patent royalties as more fully discussed below. In 2018, fixed-fee royalties accounted for approximately 85% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue was variable in nature due to the per-unit structure of the related license agreements.
Absent the adoption of ASC 606, and in accordance with ASC 605, we would have recognized $74.7 million of additional total revenue and $16.7 million less interest expense in 2018, which after taxes would have resulted in $84.7 million of additional net income for the year ended December 31, 2018. Refer to the "Results of Operations" section below for further discussion of our revenue for the periods presented herein.
New Agreements
During first quarter 2018, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Kyocera Corporation. The agreement covers sales by Kyocera Corporation and its affiliates of terminal unit products designed to operate in accordance with WCDMA and LTE standards, providing Kyocera expanded coverage for products in addition to those covered under their existing license agreement with us.
Also during first quarter 2018, the Signal Trust for Wireless Innovation, or Signal Trust, established by the Company in 2013, signed a patent license agreement with a provider of telecommunications infrastructure equipment. The Signal Trust holds a patent portfolio related to cellular infrastructure, and it is a variable interest entity. Based on the terms of the trust agreement, we previously determined that we are the primary beneficiary of the Signal Trust for accounting purposes and, therefore, must consolidate the Signal Trust.
During second quarter 2018, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license agreement with Fujitsu Connected Technologies Limited, or FCNT.  The agreement covers the sale of FCNT’s 2G, 3G and 4G terminal unit products, including LTE and LTE-Advanced products.

Also during second quarter 2018, we entered into a multi-year, world-wide, non-exclusive, royalty-bearing patent license agreement with a US-headquartered company.  The agreement covers sales by the US company of 802.11 functionality within certain of its products.
During fourth quarter 2018, we entered into a multi-year, worldwide, non-exclusive patent license agreement with Sony (the "Sony PLA"), a global leader and technology innovator in consumer electronics, mobile communications and home appliances. In addition, we renewed our joint venture with Sony, Convida Wireless, and sharpened its focus on 5G, including IoT and infrastructure research. The Sony PLA covers the sale by Sony of covered products for the three-year period that commenced on December 1, 2018. A portion of the consideration for the agreement was in the form of patents from Sony, all of which will be contributed to the Convida Wireless joint venture.
All of the agreements above, with the exception of the Signal Trust agreement, were agreements with multiple performance obligations for accounting purposes. Refer to the "Critical Accounting Policies and Estimates — Revenue Recognition" section below for details of our revenue recognition accounting policies and additional information on agreements with multiple performance obligations, as well as the estimates and methods used to determine the fair value of patents acquired.
Expiration of License Agreements
Our patent license agreements with three licensees expired in whole or in part during 2018.  Collectively, these agreements accounted for $3.0 million, or approximately 1%, of our recurring revenue in 2018. Two of these patent license agreements were static fixed-fee agreements, including our patent license agreement with Huawei. Under ASC 606, the new revenue recognition rule that became effective for the Company on January 1, 2018, we did not recognize any revenues under static fixed-fee agreements in 2018. Prior to the adoption of ASC 606, we recognized $86.6 million of recurring revenue in 2017 related to the static fixed-fee agreements discussed above. Refer to Note 3, “Revenue Recognition,” within the consolidated financial statements for further information regarding our adoption of ASC 606.
Our patent license agreement with one licensee is scheduled to expire during 2019.  This agreement accounted for $0.6 million, or less than 1%, of our revenue in 2018.
Income Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. The TCJA significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.1% tax rate on income that qualifies as Foreign Derived Intangible Income, or FDII; repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company is continually monitoring IRS regulations and guidance on tax reform, specifically as it relates to income that qualifies for the favorable FDII rate. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
As a result of the TCJA, we recorded a tax benefit of $18.0 million in 2018 due to our income qualifying for the favorable FDII rate. During 2017, we recorded a tax charge of $42.6 million due to a re-measurement of deferred tax assets and liabilities. On a go-forward basis, we expect a significant portion of our income to qualify as FDII and thus be subject to the 13.1% tax rate.
Cash and Short-Term Investments
As of December 31, 2018, we had $1.0 billion of cash, restricted cash and short-term investments and up to an additional $642.2 million of payments due under signed agreements, including $35.0 million recorded in accounts receivable which includes estimates related to our fourth quarter 2018 variable patent royalty revenue. A portion of our cash and short-term investments include fixed royalty payments we have received related to revenue we will record in the future. As a result, our future cash receipts from existing licenses subject to fixed patent royalties will be lower than if the royalty payments were structured to coincide with the underlying sales. During 2018, we recorded $325.4 million of cash receipts related to patent licensing and technology solutions agreements as follows (in thousands):

Cash In
Patent royalties	$322,835
Technology solutions	2,537
$325,372
As of December 31, 2018, approximately $267.0 million of our $269.3 million deferred revenue balance as of December 31, 2018 related to dynamic fixed-fee royalty payments that were scheduled to amortize as follows (in thousands):

2019	$110,314
2020	70,896
2021	70,179
2022	15,589
2023	—
Thereafter	—
$266,978
Refer to "New Accounting Guidance" below for a discussion regarding our adoption of ASC 606 effective January 1, 2018.
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “2014 Repurchase Program”). In June 2015, September 2017 and December 2018, our Board of Directors authorized three $100 million increases to the program, respectively, bringing the total amount of the 2014 Repurchase Program to $600 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, in thousands. As of December 31, 2018, there was approximately $168.1 million remaining under the stock repurchase authorization.

	2014 Repurchase Program
	# of Shares	Value
2018	1,478	$110,505
2017	107	$7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	8,279	$431,918
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
In 2018, our intellectual property enforcement costs increased to $17.6 million from $15.2 million and $16.5 million in 2017 and 2016, respectively. These costs represented 14% of our total patent administration and licensing costs of $124.1 million in 2018. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Comparability of Financial Results
When comparing our 2018 financial results against the financial results of other periods, the following items should be taken into consideration:

•
absent the adoption of ASC 606, we would have recognized $74.7 million of additional revenue and $16.7 million less interest expense in 2018, which after taxes would have resulted in $84.7 million of additional net income for the year;

•
the Technicolor Acquisition, which closed on July 30, 2018, contributed $4.5 million to our 2018 revenue and $34.0 million to our 2018 operating expenses, including $17.8 million of one-time transaction-related and integration costs;

•	we recorded an aggregate $8.4 million loss in 2018 related to the sale of our entire ownership interest in one of our strategic investments and the impairment of a separate strategic investment; and

•	our 2018 income tax benefit includes:

◦	a $18.0 million tax benefit as a result of our income qualifying for the favorable FDII rate;

◦	a $14.7 million tax benefit as a result of anticipated filings of amended tax returns in connection with the Competent Authority Proceeding, as defined below.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of GAAP, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements and are included in Item 8 of Part II of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to revenue recognition, compensation, business combinations and goodwill, and income taxes. If different assumptions were made or different conditions existed, our financial results could have been materially different.
Revenue Recognition
On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASC 606) using the modified retrospective method. Refer to Note 3, "Revenue Recognition," within the consolidated financial statements for further information regarding our adoption of this guidance. The discussion that follows below is a description of our revenue recognition practices in effect beginning January 1, 2018 under ASC 606.
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
All of our agreements have been accounted for under ASC 606. This guidance requires the use of a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets are included in accounts receivable and represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date (or cumulative adjustments to retained earnings in the initial period of adopting ASC 606) exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our consolidated balance sheets. Contract assets due more than twelve months after the balance sheet date are included within other non-current assets.
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
Agreements with Multiple Performance Obligations
During 2018, we signed four new agreements that had multiple performance obligations. Consistent with the revenue recognition policies disclosed above under ASC 606, we (1) identified the contract with the customer, (2) identified the performance obligations, (3) determined the transaction price, (4) allocated the transaction price to the performance obligations, and (5) recognized revenue as we satisfy the performance obligations. We allocated the transaction price to each performance obligation for accounting purposes using our best estimate of the term and value. The development of a number of these inputs and assumptions in the models requires a significant amount of management judgment and is based upon a number of factors, including the assumed royalty rates, projected sales volumes, discount rate, comparable market transactions which are not directly observable and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each performance obligation for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in the aggregate amount allocated to past patent royalties under these agreements would have had on 2018 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to past patent royalties	+5%	-%5
Change in Revenue	$2,324	$(2,324)
Revenue from Non-financial Sources
During 2018, 2017 and 2016, our patent licensing royalties were derived from patent license agreements ("PLAs") with 66, 27 and 26 independent licensees, respectively. The number of independent licensees largely increased from 2017 to 2018 due to the Technicolor Acquisition. We recognized revenue from three, five and four PLAs in 2018, 2017 and 2016, respectively, for which patents generally comprised less than one-third of the total consideration paid or due to us under those agreements. In addition, during 2018, 2017 and 2016, we recognized revenue from one PLA that was executed in 2014 in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA. During 2018, 2017 and 2016, approximately 3%, 4% and 3%, respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions.
We estimated the fair value of the patents in the above transactions primarily by a combination of a discounted cash flow analysis (the income approach), an analysis of comparable market transactions (the market approach), and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to this transaction. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including the selection of industry comparables, assumed royalty rates, sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five-percent change in the estimated aggregate value of the patents acquired would have had on 2018 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands).

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-%5
Revenue	$526	$(526)
Less: Patent amortization	644	(644)
Pre-tax income	$(118)	$118
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards, performance-based awards and cash awards under our long-term compensation program ("LTCP") and pursuant to the terms and conditions of our Equity Plans (as defined in the consolidated financial statements). Our LTCP typically includes annual equity and cash award grants with three- to five-year vesting periods; as a result, in any one year, we are typically accounting for at least three active LTCP cycles.
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
If we had accrued all performance compensation cost throughout 2018 on the assumption that all plans and active cycles thereunder would be paid out at 100%, we would have recorded $4.7 million more in compensation expense in 2018 than we actually recorded.
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards is based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term.

As a result of our adoption of ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" in first quarter 2017, we now adjust compensation expense recognized to date in the event of canceled awards as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
The below table summarizes our performance-based and other share-based compensation expense for 2018, 2017 and 2016, in thousands:

	2018	2017	2016
Short-term incentive compensation	$13,045	$13,994	$20,516
Time-based awards (a)	5,985	6,958	7,847
Performance-based awards (a) (b)	1,415	6,883	12,812
Other share-based compensation	1,768	4,999	1,899
Total performance-based and other share-based compensation expense	$22,213	$32,834	$43,074

(a) For 2018, 2017 and 2016, approximately 28%, 6%, and 2%, respectively, of the aggregate expense associated with time-based and performance-based awards related to cash awards. The increase in cash awards in 2018 is primarily related to certain cash-based executive retirement awards.
(b) Includes a charge of $0.4 million and $3.0 million in 2017 and 2016, respectively, to increase the accrual rates under our LTCP driven by the Company's success toward achieving goals for the related cycles. There were no changes to the accrual rates under our LTCP during 2018.
Business Combinations and Goodwill
Acquisitions that qualify as a business combination are accounted for using the acquisition method of accounting. The fair value of consideration transferred for an acquisition is allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination.
Under the acquisition method of accounting, the Company completes valuation procedures for an acquisition to determine the fair value of the assets acquired and liabilities assumed. These valuation procedures require management to make assumptions and apply significant judgment to estimate the fair value of the assets acquired and liabilities assumed. If the estimates or assumptions used should significantly change, the resulting differences could materially affect the fair value of net assets. We estimate the fair value of the intangible assets acquired generally through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, we base the inputs and assumptions used to develop these estimates on a market participant perspective which include estimates of projected revenues, discount rates, economic lives and income tax rates, among others, all of which require significant management judgment. For the market approach, we apply judgment to identify the most comparable market transactions to the transaction. Definite-lived intangible assets, which are primarily comprised of patents, are amortized over their estimated useful lives using the straight-line method and are assessed for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.
    Goodwill is not amortized, but is reviewed for impairment annually on the first day of the fourth quarter, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether a quantitative goodwill impairment test is necessary. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we need not perform the quantitative assessment. If based on the qualitative assessment we believe it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment test is required to be performed. This assessment requires us to compare the fair value of each reporting unit to its carrying value including allocated goodwill. We determine the fair value of our reporting units generally using a combination of the income and market approaches. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, a goodwill impairment charge will be recorded for the difference up to the carrying value of goodwill.

Income Taxes
As discussed above, the Tax Cuts and Jobs Act, or TCJA, was signed into law on December 22, 2017. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the TCJA ("SAB 118"), the SEC gave issuers a one year measurement period to finalize accounting adjustments related to the TCJA. As of December 31, 2017, the Company recorded a tax charge of approximately $42.6 million due to a re-measurement of deferred tax assets and liabilities as a provisional amount. This amount is now final as there were no material changes to the provisional amount recorded and the measurement period under SAB 118 has closed.
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
In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the U.S. IRS and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.
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
Between 2006 and 2018, we paid approximately $177.5 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
On July 24, 2018, the Company received notification that its request for competent authority pertaining to Article 27 (Mutual Agreement 14 Table of Contents Procedure) of the United States-Republic of Korea Income Tax Convention had been reviewed by the IRS and an agreement had been reached (the "Competent Authority Proceeding"). As a result of this agreement, the Company received refunds of $97.4 million, inclusive of interest. In addition, we have recorded a net tax benefit of $14.7 million in our full year 2018 results related to an anticipated refund the Company expects to receive as a result of amending tax returns for tax years covered by this agreement.
New Accounting Guidance
Refer to Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance" within the consolidated financial statements for a discussion of recently issued accounting guidance.
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
Cash, cash equivalents, restricted cash and short-term investments
As of December 31, 2018 and December 31, 2017, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	December 31, 2018	December 31, 2017	Increase / (Decrease)
Cash and cash equivalents	$475,056	$433,014	$42,042
Restricted cash included within prepaid and other current assets	13,677	—	13,677
Short-term investments	470,724	724,981	(254,257)
Total cash and cash equivalents and short-term investments	$959,457	$1,157,995	$(198,538)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was primarily attributable to cash used in financing activities of $161.1 million for share repurchases, dividend payments and cash payments for payroll taxes upon vesting of restricted stock units, slightly offset by proceeds received from the exercise of stock options. Additionally, cash used in investing activities of $186.6 million was primarily related to the Technicolor Acquisition, and capital investments for patents and fixed assets and additional long-term strategic investments further contributed to the decrease. These decreases were partially offset by $146.8 million of cash provided by operating activities. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated the following cash flows from our operating activities in 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017	Increase / (Decrease)
Cash flows provided by operating activities	$146,792	$315,800	$(169,008)
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements offset by cash operating expenses and income tax payments. The decrease in cash flows provided by operating activities of $169.0 million was primarily attributable to a decrease in cash receipts of $183.7 million. This decrease in cash receipts was primarily attributable to the fixed-fee payment structures for existing licensees, as well as the final cash receipts in 2017 for certain fixed-fee agreements that expired in 2018. The table below provides the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2018 and 2017 (in thousands).

	For the Year Ended December 31,
	2018	2017	Increase / (Decrease)
Cash Receipts:
Patent royalties	$322,835	$487,404	$(164,569)
Technology solutions	2,537	21,676	(19,139)
Total cash receipts	$325,372	$509,080	$(183,708)
Cash Outflows:
Cash operating expenses (a)	(167,728)	(156,328)	(11,400)
Income taxes paid, net of refunds (b)	(16,426)	(66,793)	50,367
Total cash outflows	(184,154)	(223,121)	38,967
Other working capital adjustments	5,574	29,841	(24,267)
Cash flows provided by operating activities	$146,792	$315,800	$(169,008)

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.

(b) Income taxes paid include foreign withholding taxes. For the year ended December 31, 2018, this amount includes a net cash benefit of $17.5 million related to the Competent Authority Proceeding discussed further above and within Note 14, "Income Taxes," in the consolidated financial statements.
Working capital
We believe that working capital, adjusted to exclude cash, cash equivalents, restricted cash and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, at December 31, 2018 and December 31, 2017 (in thousands) as follows:

	For the Year Ended December 31,
	2018	2017	Increase / (Decrease)
Current assets	$1,024,250	$1,395,794	$(371,544)
Less: current liabilities	179,395	376,441	(197,046)
Working capital	844,855	1,019,353	(174,498)
Subtract:
Cash and cash equivalents	475,056	433,014	42,042
Restricted cash	13,677	—	13,677
Short-term investments	470,724	724,981	(254,257)
Add:
Current deferred revenue	111,672	307,142	(195,470)
Adjusted working capital	$(2,930)	$168,500	$(171,430)
The $171.4 million net decrease in adjusted working capital in 2018 compared to 2017 is primarily attributable to a decrease in accounts receivable with an offset to deferred revenue as a result of our adoption of ASC 606. Refer to Note 3, "Revenue Recognition," in the consolidated financial statements for more information on this adoption.
Cash used in or provided by investing and financing activities
Net cash provided by investing activities was $70.0 million in 2018, and net cash used in investing was $220.3 million in 2017. We sold $256.6 million, net of purchases, of short-term marketable securities in 2018, compared to purchases of $178.7 million, net of sales, in 2017. We applied a substantial portion of the proceeds from our sale of short-term marketable securities toward the $143.0 million of cash paid, net of cash acquired, for the Technicolor Acquisition during the year ended December 31, 2018. Long-term investments increased by $2.1 million due to an increase in strategic investment activity.
Net cash used in financing activities for 2018 was $161.1 million, a $94.5 million change from $66.6 million in 2017. This change was primarily attributable to a $102.8 million increase in repurchases of common stock and a $5.2 million increase in dividends paid. The increase in dividend payments was attributable to the September 2017 increase in the Company’s regular quarterly cash dividend, from $0.30 per share to $0.35 per share. These increases in cash used in financing activities were partially offset by a $14.0 million decrease in payroll taxes upon the vesting of restricted stock units and a $6.3 million increase in net proceeds from the exercise of stock options. The decrease in payroll taxes was driven by both a greater number of restricted stock units vested and a higher share price on their vesting date in 2017 as compared to restricted stock unit vestings in 2018.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2018 was approximately $269.3 million, a decrease of $347.5 million from December 31, 2017. The decrease was primarily due to our adoption of ASC 606. Refer to Note 3, "Revenue Recognition," in the consolidated financial statements for more information.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the December 31, 2018 deferred revenue balance of $269.3 million by $110.3 million over the next twelve months.

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
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the 2020 Notes ($71.17 per share as of December 31, 2018) or above the strike price of the warrants ($86.99 per share as of December 31, 2018), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the 2020 Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 10, "Obligations," it is our current intent and policy to settle all conversions of the 2020 Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of 2020 Notes outstanding as of December 31, 2018 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2020 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the 2020 Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the 2020 Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

Market Price Per Share	Shares Issuable Upon Conversion of 2020 Notes	Shares Issuable Upon Exercise of Warrants	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the Hedge Agreements	Incremental Shares Issuable (a)
	(Shares in thousands)
$70	—	—	—	—	—
$75	227	—	227	(227)	—
$80	490	—	490	(490)	—
$85	722	—	722	(722)	—
$90	929	149	1,078	(929)	149
$95	1,114	374	1,488	(1,114)	374
$100	1,280	578	1,858	(1,280)	578
$105	1,430	762	2,192	(1,430)	762
$110	1,567	929	2,496	(1,567)	929
$115	1,692	1,082	2,774	(1,692)	1,082
$120	1,807	1,221	3,028	(1,807)	1,221

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
For more information on the 2020 Notes, see Note 10, “Obligations,” in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2020 Notes	$316,000	$—	$316,000	$—	$—
Contractual interest payments on the 2020 Notes	5,530	4,740	790	—	—
Operating lease obligations	22,317	5,362	6,269	5,104	5,582
Purchase obligations (a)	35,917	25,655	10,262	—	—
Total contractual obligations	$379,764	$35,757	$333,321	$5,104	$5,582

(a)
Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet as of December 31, 2018 includes a $4.4 million noncurrent liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

As of December 31, 2018, we have recorded a contingent consideration liability as well as long-term debt of $19.8 million and $18.4 million, respectively, related to the Technicolor Acquisition that closed in third quarter 2018. Additionally, as part of the Technicolor Acquisition, we committed to contributing cash, subject to certain requirements, of up to a maximum of $25.0 million to fund a collaborative arrangement related to the transaction. Refer to Note 5, "Business Combinations," in the consolidated financial statements for further information. Due to the uncertainty regarding the timing and amount of future payments related to these liabilities and funding commitment, these amounts are excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
RESULTS OF OPERATIONS
2018 Compared with 2017
Revenues
The following table compares 2018 revenues to 2017 revenues (in thousands). Amounts below for the year ended December 31, 2018 are presented in accordance with ASC 606 and amounts below for the year ended December 31, 2017 are presented in accordance with ASC 605.

	For the Year Ended December 31,				Components of Increase/(Decrease)
	2018	2017	Total Increase/(Decrease)		Due to ASC 606	Operational	Total
Variable patent royalty revenue	$36,384	$47,840	$(11,456)	(24)%	$(461)	$(10,995)	$(11,456)
Fixed-fee royalty revenue	239,347	301,628	(62,281)	(21)%	(79,341)	17,060	(62,281)
Current patent royalties [a]	275,731	349,468	(73,737)	(21)%	(79,802)	6,065	(73,737)
Non-current patent royalties [b]	26,329	162,890	(136,561)	(84)%	10,000	(146,561)	(136,561)
Total patent royalties	302,060	512,358	(210,298)	(41)%	(69,802)	(140,496)	(210,298)
Current technology solutions revenue [a]	4,594	20,580	(15,986)	(78)%	(4,907)	(11,079)	(15,986)
Patent sales	750	—	750	—%	—	750	750
Total revenue	$307,404	$532,938	$(225,534)	(42)%	$(74,709)	$(150,825)	$(225,534)

(a)    Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
(b)    Non-current patent royalties for the year ended December 31, 2018 consist of past patent royalties and royalties from static agreements. For the year ended December 31, 2017, non-current royalties consist of past patent royalties.
As discussed above, we adopted new revenue guidance, ASC 606, effective January 1, 2018. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the difference in accounting principles attributable to the adoption of ASC 606 accounted for $74.7 million of the decrease in net revenue. This decrease was primarily related to pre-existing static fixed-fee license agreements.
The $150.8 million "Operational" decrease in total revenue was primarily driven by a decrease in non-current patent royalties. In 2017, non-current patent royalties were primarily attributable to the LG agreement, the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017 and our second quarter 2017 settlement agreement with Microsoft Corporation. The decreases in current technology solutions revenue and variable patent royalties primarily related to the expiration at the end of 2017 of certain royalty obligations under a technology solutions agreement and decreased shipments by certain of our variable licensees, respectively. These decreases were partially offset by the LG dynamic fixed-fee agreement signed in fourth quarter 2017 and new dynamic fixed-fee agreements signed during 2018.
In 2018 and 2017, 71% and 61% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2018 and 2017, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2018	2017
Apple	36%	21%
Samsung	25%	13%
LG	10%	< 10%
Huawei [a]	—%	14%
BlackBerry [b]	—%	13%

(a) 2017 revenues include $8.4 million of non-current patent royalties.
(b) 2017 revenues include $70.7 million of non-current patent royalties.
Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2018	2017	Increase/(Decrease)
Patent administration and licensing	$124,081	$102,651	$21,430	21%
Development	69,698	75,724	(6,026)	(8)%
Selling, general and administrative	51,030	53,068	(2,038)	(4)%
Total operating expenses	$244,809	$231,443	$13,366	6%
Operating expenses increased 6% to $244.8 million in 2018 from $231.4 million in 2017. The $13.4 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/(Decrease)
Technicolor recurring operations	$16,242
Technicolor Acquisition one-time costs	15,804
Intellectual property enforcement and non-patent litigation	2,605
Depreciation and amortization	2,072
Performance-based incentive compensation	(7,921)
Consulting services	(7,127)
Commercial initiatives	(3,738)
Personnel-related costs	(2,912)
Patent maintenance and evaluation	(2,067)
Other	408
Total increase in operating expenses	$13,366
The $13.4 million increase in operating expenses was primarily driven by the Technicolor Acquisition, which increased 2018 operating expenses by $32.0 million. One-time transaction-related costs associated with the Technicolor Acquisition increased $15.8 million. Additionally, the Technicolor Acquisition contributed an additional $16.2 million for five months of operating expenses for the acquired Technicolor business, of which $6.8 million relates to patent amortization. The $2.6 million increase in intellectual property enforcement and non-patent litigation was primarily due to increased activity related to existing licensee disputes. The $2.1 million increase of depreciation and amortization, which does not include the previously mentioned amortization from the Technicolor Acquisition, was primarily related to the growth in our patent portfolio driven by both internal patent generation and patent acquisitions. The $7.9 million decrease in performance-based incentive compensation was primarily driven by higher accrual rates in the prior year. Consulting services decreased by $7.1 million, primarily related to spending on corporate initiatives, including the implementation of a new enterprise resource planning system in 2017. The $2.9 million decrease in personnel-related costs and the $3.7 million decrease in commercial initiatives were due to a reduction in headcount and reduced spending on the development of commercial solutions in an ongoing effort to optimize our cost structure. The $2.1 million decrease in patent maintenance and evaluation costs was a result of our initiatives to more efficiently prosecute and maintain our patent portfolio.
Patent administration and licensing expense:  The $21.4 million increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Acquisition, intellectual property enforcement costs and patent amortization expense. These increases were partially offset by a decrease in performance-based compensation and patent maintenance costs.
Development expense:  The $6.0 million decrease in development expense primarily resulted from the above-noted decreases in performance-based incentive compensation, personnel-related costs, commercial initiatives, as well as consulting services related to development projects.
Selling, general and administrative expense:  The $2.0 million decrease in selling, general and administrative expense primarily resulted from the above-noted decreases in performance-based incentive compensation, consulting services, and personnel-related costs. These decreases were partially offset by the above-noted increases related to the Technicolor Acquisition.

Other (Expense) Income
The following table compares 2018 other (expense) income to 2017 other (expense) income (in thousands):

	For the Year Ended December 31,
	2018	2017	Increase / (Decrease)
Interest expense	$(35,956)	$(17,845)	$(18,111)	(101)%
Interest and investment income	14,590	8,488	6,102	72%
Other	(9,171)	252	(9,423)	(3,739)%
	$(30,537)	$(9,105)	$(21,432)	(235)%
In 2018, other expense was $30.5 million as compared to $9.1 million in 2017. As discussed above, the year ended December 31, 2018 includes $16.7 million of interest expense related to significant financing components of patent license agreements resulting from the adoption of ASC 606. Interest expense also increased by $0.7 million due to interest incurred on long-term debt resulting from the Technicolor Acquisition. Other expense for 2018 also includes an aggregate $8.4 million loss related to the sale of one of our strategic long-term investments and the impairment of a separate strategic long-term investment during the year. The remaining change between periods was primarily due to an increase in interest and investment income of $6.1 million primarily due to higher average investment balances and higher returns during 2018 as compared to 2017.
Income Taxes
In 2018, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a benefit of 85.5%. The effective tax rate for 2018 was favorably impacted by an $18.0 million benefit associated with the FDII deduction provisions contained within the Tax Cuts and Jobs Act, or TCJA, and a $14.7 million benefit from expected amended returns related to the Competent Authority Proceeding settlement discussed above.
This is compared to an effective tax rate provision of 41.6% in 2017, based on the statutory federal tax rate net of discrete federal and state taxes. The effective tax rate for 2017 was impacted by a $42.6 million tax charge for the revaluation of our net deferred tax assets at the new statutory tax rate of 21% due to the TCJA signed into law in December 2017. The revaluation of our net deferred tax assets contributed approximately 14.6% to the rate increase, which was partially offset by a contribution of approximately 4.0% due to our adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", as well as by a contribution of 2.7% as a result of the release of unrecognized tax benefits related to the conclusion of the IRS audits for tax years 2011 through 2015.
2017 Compared with 2016
Revenues
The following table compares 2017 revenues to 2016 revenues (in thousands). Amounts below for the years ended December 31, 2017 and 2016 are presented in accordance with ASC 605.

	For the Year Ended December 31,
	2017	2016	Increase/ (Decrease)
Variable patent royalty revenue	$47,840	$168,050	$(120,210)	(72)%
Fixed-fee royalty revenue	301,628	177,614	124,014	70%
Current patent royalties [a]	349,468	345,664	3,804	1%
Non-current patent royalties [b]	162,890	309,696	(146,806)	(47)%
Total patent royalties	512,358	655,360	(143,002)	(22)%
Current technology solutions revenue [a]	20,580	10,494	10,086	96%
Total revenue	$532,938	$665,854	$(132,916)	(20)%
(a)     Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreements, and current technology solutions revenue.
(b)     For the years ended December 31, 2017 and 2016, non-current patent royalties consist of past patent royalties. Pegatron's fourth quarter 2016 variable patent royalties are included in non-current patent royalties as a result of the new agreement signed with Apple during fourth quarter 2016.

The $132.9 million decrease in total revenue was primarily driven by the decrease in non-current patent royalties of $146.8 million. In 2016, non-current patent royalties were primarily driven by the patent license agreements with Huawei and Apple signed in third and fourth quarter 2016, respectively, while the 2017 non-current patent royalties were primarily attributable to the LG agreement, the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017 and our second quarter 2017 settlement agreement with Microsoft Corporation. Current technology solutions revenue increased by $10.1 million primarily due to increased shipments by one of our technology solutions customers and the inclusion of revenue from Hillcrest Labs.
In 2017 and 2016, 61% and 78% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2017 and 2016, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2017	2016
Apple [a]	21%	25%
Huawei [b]	14%	23%
BlackBerry [c]	13%	< 10%
Samsung	13%	10%
Pegatron	< 10%	20%

(a) 2016 revenues include $141.4 million of non-current patent royalties.
(b) 2017 and 2016 revenues include $8.4 million and $121.5 million, respectively, of non-current patent royalties.
(c) 2017 revenues include $70.7 million of non-current patent royalties.

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)
Patent administration and licensing	$102,651	$103,363	$(712)	(1)%
Development	75,724	73,118	2,606	4%
Selling, general and administrative	53,068	52,067	1,001	2%
Total operating expenses	$231,443	$228,548	$2,895	1%
Operating expenses increased 1% to $231.4 million in 2017 from $228.5 million in 2016. The $2.9 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase / (Decrease)
Commercial initiatives	12,139
Depreciation and amortization	4,300
Consulting services	4,278
Performance-based incentive compensation	(13,627)
Patent maintenance and evaluation	(2,373)
Intellectual property enforcement and non-patent litigation	(1,221)
Other	(601)
Total increase in operating expenses	$2,895
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
Patent administration and licensing expense:  The $0.7 million decrease in patent administration and licensing expense primarily resulted from the above-noted decreases in performance-based incentive compensation, patent maintenance and evaluation and intellectual property enforcement and non-patent litigation. These decreases were partially offset by an increase in depreciation and patent amortization expense as discussed above.
Development expense:  The $2.6 million increase in development expense primarily resulted from the above-noted increase in commercial initiatives expenses. This increase was partially offset by the decrease in performance-based incentive compensation as discussed above.
Selling, general and administrative expense:  The $1.0 million increase in selling, general and administrative expense primarily resulted from the above-noted increases in commercial initiatives and consulting services. These increases were partially offset by the decrease in performance-based incentive compensation as discussed above.
Other (Expense) Income
    The following table compares 2017 other (expense) income to 2016 other (expense) income (in thousands):

	For the Year Ended December 31,
	2017	2016	Increase / (Decrease)
Interest expense	$(17,845)	$(21,126)	$3,281	16%
Other (a)	252	2,343	(2,091)	(89)%
Interest and investment income	8,488	3,748	4,740	126%
	$(9,105)	$(15,035)	$5,930	39%

(a) Includes other-than-temporary impairments.
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
Income Taxes
In 2017, our effective tax rate was approximately 41.6% as compared to 27.7% in 2016, based on the statutory federal tax rate net of discrete federal and state taxes. The increase in the effective tax rate was primarily attributable to the revaluation of our net deferred tax assets at the new statutory tax rate of 21% due to the TCJA signed into law in December 2017. The revaluation resulted in a 2017 charge of approximately $42.6 million and contributed approximately 14.6% to the rate increase, which was partially offset by a contribution of approximately 4.0% due to our adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", as well as by a contribution of 2.7% as a result of the release of unrecognized tax benefits related to the conclusion of the IRS audits for tax years 2011 through 2015. Our 2016 effective tax rate included a net benefit received from domestic production activities deductions covering the periods 2011 through 2015, which reduced the 2016 effective tax rate by 5.6%.
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
(ii) Our plans for executing on our business strategy, including our plans to develop and source innovative technologies related to wireless and video, establish and grow our patent-based revenue, pursue commercial opportunities for our advanced platforms and solutions, and maintain a collaborative relationship with key industry players and worldwide standards bodies;
(iii) Our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular, other wireless and video standards, including 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe may become essential to 5G standards that are under development;
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
(xii) Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Cuts and Jobs Act, or TCJA, and our belief that we currently expect a significant portion of our income to qualify as FDII and thus be subject to the 13.1% tax rate;
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
(xviii) Our expectation that the amortization of fixed-fee royalty payments will reduce our deferred revenue balance over the next twelve months;
(xix) our belief in our ability to expand into the consumer electronics market, and the opportunities that market presents;
(xx) our projections of amounts to be owed to Technicolor under our revenue sharing arrangement; and
(xxi) The expected timing, outcome and impact of our various litigation, arbitration and administrative matters.

Although the forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements due to a variety of factors, including, without limitation, the following:
(i) further decline in U.S.-China relations and/or increased economic uncertainty in China;
(ii) unanticipated difficulties or delays related to the further development of our technologies;
(iii) the failure of the markets for our technologies to materialize to the extent or at the rate that we expect;
(iv) changes in our plans, strategy or initiatives;
(v) the challenges related to entering into new and renewed patent license agreements and unanticipated delays, difficulties or acceleration in the negotiation and execution of patent license agreements;
(vi) our ability to leverage our strategic relationships and secure new patent license and technology solutions agreements on acceptable terms;
(vii) the impact of current trends in the industry that could result in reductions in and/or caps on royalty rates under new patent license agreements;
(viii) changes in the market share and sales performance of our primary licensees, delays in product shipments of our licensees, delays in the timely receipt and final reviews of quarterly royalty reports from our licensees, delays in payments from our licensees and related matters;
(ix) the timing and/or outcome of our various litigation, arbitration, regulatory or administrative proceedings, including any awards or judgments relating to such proceedings, additional legal proceedings, changes in the schedules or costs associated with legal proceedings or adverse rulings in such legal proceedings;
(x) the determination of royalty rates, or other terms, under our patent license agreements through arbitration or other third-party adjudications, or the establishment by arbitrators or other third-party adjudicators of patent royalty rates at levels lower than our agreed or historical rates;
(xi) the impact of potential patent legislation, USPTO rule changes and international patent rule changes on our patent prosecution and licensing strategies;
(xii) the impact of rulings in legal proceedings, potential legislation affecting the jurisdiction and authority of the USITC and potential changes to the IPR policies of worldwide standards bodies on our investments in research and development and our strategies for patent prosecution, licensing and enforcement;
(xiii) changes in our interpretations of, and assumptions and calculations with respect to the impact on the Company of, the Tax Cuts and Jobs Act, or TCJA, as well as further guidance that may be issued regarding the TCJA;
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
Cash, cash equivalents, restricted cash and short-term investments
The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents, restricted cash and short-term and long-term investments in a variety of securities, including government obligations, corporate bonds and commercial paper.
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $1.0 billion as of December 31, 2018. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2018. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2019	2020	2021	2022	2023	Thereafter	Total
Money market and demand accounts	$488,733	—	—	—	—	—	$488,733
Short-term investments	$390,932	$79,792	—	—	—	—	$470,724
Average Interest rate	1.4%	1.8%	—%	—%	—%	—%	1.5%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2018, we had approximately $488.7 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2006 and 2018, we paid approximately $177.5 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are primarily classified as available-for-sale with a fair value of $470.7 million as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of InterDigital, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Interdigital, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Policies
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the patent licensing business of Technicolor from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded the patent licensing business of Technicolor from our audit of internal control over financial reporting. The patent licensing business of Technicolor is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.5% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
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
February 21, 2019
We have served as the Company’s auditor since 2002.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2018	DECEMBER 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$475,056	$433,014
Short-term investments	470,724	724,981
Accounts receivable, less allowances of $693 and $456	35,032	216,293
Prepaid and other current assets	43,438	21,506
Total current assets	1,024,250	1,395,794
PROPERTY AND EQUIPMENT, NET	10,051	10,673
PATENTS, NET	454,567	325,408
DEFERRED TAX ASSETS	77,225	84,582
OTHER NON-CURRENT ASSETS	60,465	37,963
	602,308	458,626
TOTAL ASSETS	$1,626,558	$1,854,420
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	19,367	10,260
Accrued compensation and related expenses	26,838	24,571
Deferred revenue	111,672	307,142
Taxes payable	1,508	14,881
Dividend payable	11,627	12,156
Other accrued expenses	8,383	7,431
Total current liabilities	179,395	376,441
LONG-TERM DEBT	317,377	285,126
LONG-TERM DEFERRED REVENUE	157,634	309,671
OTHER LONG-TERM LIABILITIES	34,139	10,034

TOTAL LIABILITIES	688,545	981,272

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,134 and 70,749 shares issued and 33,529 and 34,622 shares outstanding	711	707
Additional paid-in capital	685,512	680,040
Retained earnings	1,426,266	1,249,091
Accumulated other comprehensive loss	(2,471)	(2,083)
	2,110,018	1,927,755
Treasury stock, 37,605 and 36,127 shares of common held at cost	1,182,993	1,072,488
Total InterDigital, Inc. shareholders’ equity	927,025	855,267
Noncontrolling interest	10,988	17,881
Total equity	938,013	873,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,626,558	$1,854,420

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2018	2017	2016
REVENUES:
Patent licensing royalties	$302,060	$512,358	$655,360
Patent sales	750	—	—
Technology solutions	4,594	20,580	10,494
Total Revenue	307,404	532,938	665,854
OPERATING EXPENSES:
Patent administration and licensing	124,081	102,651	103,363
Development	69,698	75,724	73,118
Selling, general and administrative	51,030	53,068	52,067
Total Operating Expenses	244,809	231,443	228,548
Income from operations	62,595	301,495	437,306
OTHER EXPENSE (NET)	(30,537)	(9,105)	(15,035)
Income before income taxes	32,058	292,390	422,271
INCOME TAX BENEFIT (PROVISION)	27,417	(121,676)	(116,791)
NET INCOME	$59,475	$170,714	$305,480
Net loss attributable to noncontrolling interest	(4,393)	(3,579)	(3,521)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$63,868	$174,293	$309,001
NET INCOME PER COMMON SHARE — BASIC	$1.85	$5.04	$8.95
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	34,491	34,605	34,526
NET INCOME PER COMMON SHARE — DILUTED	$1.81	$4.87	$8.78
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	35,307	35,779	35,189
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.40	$1.30	$1.00

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$59,475	$170,714	$305,480
Unrealized gain (loss) on investments, net of tax	61	(1,569)	(336)
Comprehensive income	$59,536	$169,145	$305,144
Comprehensive loss attributable to noncontrolling interest	(4,393)	(3,579)	(3,521)
Total comprehensive income attributable to InterDigital, Inc.	$63,929	$172,724	$308,665

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2015	70,130	$701	$663,073	$847,033	$(178)	34,716	$(1,000,110)	$11,376	$521,895
Net income attributable to InterDigital, Inc.	—	—	—	309,001	—	—	—	—	309,001
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	6,804	6,804
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(3,521)	(3,521)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(336)	—	—	—	(336)
Dividends Declared ($1.00 per share)	—	—	907	(35,268)	—	—	—	—	(34,361)
Exercise of Common Stock options	51	1	485	—	—	—	—	—	486
Issuance of Common Stock, net	137	1	(3,381)	—	—	—	—	—	(3,380)
Tax benefit from exercise of stock options	—	—	625	—	—	—	—	—	625
Amortization of unearned compensation	—	—	21,840	—	—	—	—	—	21,840
Repurchase of Common Stock	—	—	—	—	—	1,304	(64,685)	—	(64,685)
BALANCE, DECEMBER 31, 2016	70,318	$703	$683,549	$1,120,766	$(514)	36,020	$(1,064,795)	$14,659	$754,368
Net income attributable to InterDigital, Inc.	—	—	—	174,293	—	—	—	—	174,293
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	6,801	6,801
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(3,579)	(3,579)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(1,569)	—	—	—	(1,569)
Dividends Declared ($1.30 per share)	—	—	846	(45,968)	—	—	—	—	(45,122)
Exercise of Common Stock options and warrants	9	1	381	—	—	—	—	—	382
Issuance of Common Stock, net	422	3	(22,798)	—	—	—	—	—	(22,795)
Amortization of unearned compensation	—	—	18,062	—	—	—	—	—	18,062
Repurchase of Common Stock	—	—	—	—	—	107	(7,693)	—	(7,693)
BALANCE, DECEMBER 31, 2017	70,749	$707	$680,040	$1,249,091	$(2,083)	36,127	$(1,072,488)	$17,881	$873,148
Cumulative effect of change in accounting principle	—	—	—	161,701	(449)	—	—	—	161,252
Net income attributable to InterDigital, Inc.	—	—	—	63,868	—	—	—	—	63,868
Distribution preference	—	—	—	—	—	—	—	(2,500)	(2,500)
Net (loss) income attributable to noncontrolling interest	—	—	—	—	—	—	—	(4,393)	(4,393)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	61	—	—	—	61
Dividends Declared ($1.40 per share)	—	—	472	(48,394)	—	—	—	—	(47,922)
Exercise of Common Stock options	153	2	6,721	—	—	—	—	—	6,723
Issuance of Common Stock, net	232	2	(8,810)	—	—	—	—	—	(8,808)
Amortization of unearned compensation	—	—	7,089	—	—	—	—	—	7,089
Repurchase of Common Stock	—	—	—	—	—	1,478	(110,505)	—	(110,505)
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,426,266	$(2,471)	37,605	$(1,182,993)	$10,988	$938,013

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,475	$170,714	$305,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,108	57,053	52,753
Non-cash interest expense, net	13,509	13,105	15,252
Non-cash change in fair value	3,884	—	—
Change in deferred revenue	6,966	(36,892)	205,721
Deferred income taxes	(45,426)	64,950	13,261
Share-based compensation	7,089	18,062	21,840
Loss (gain) on disposal of assets	8,323	—	(3,351)
Other	(425)	(2)	(32)
(Increase) decrease in assets:
Receivables	31,615	12,171	(169,927)
Deferred charges and other assets	(6,065)	19,426	(15,222)
Increase (decrease) in liabilities:
Accounts payable	6,203	(3,789)	(5,564)
Accrued compensation and other expenses	254	(3,218)	5,155
Accrued taxes payable and other tax contingencies	(4,718)	4,220	8,793
Net cash provided by operating activities	146,792	315,800	434,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(142,555)	(930,016)	(560,075)
Sales of short-term investments	399,105	751,308	434,510
Purchases of property and equipment	(2,576)	(2,071)	(5,882)
Capitalized patent costs	(32,069)	(34,933)	(32,658)
Acquisition of patents	(2,250)	—	(4,900)
Acquisition of business, net of cash acquired	(142,985)	—	(48,000)
Long-term investments	(6,686)	(4,585)	(2,000)
Net cash provided by (used in) investing activities	69,984	(220,297)	(219,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	6,723	382	485
Payments on long-term debt	—	—	(230,000)
Proceeds from non-controlling interests	—	6,801	6,804
Dividends paid	(48,468)	(43,255)	(31,135)
Shares withheld for taxes	(8,807)	(22,798)	(3,381)
Tax benefit from share-based compensation	—	—	625
Repurchase of common stock	(110,505)	(7,693)	(64,685)
Net cash used in financing activities	(161,057)	(66,563)	(321,287)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,719	28,940	(106,133)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	433,014	404,074	510,207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$488,733	$433,014	$404,074
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	4,740	4,740	7,615
Income taxes paid, including foreign withholding taxes	33,904	66,793	108,635
Non-cash investing and financing activities:
Dividend payable	11,627	12,156	10,290
Non-cash acquisition of patents	—	32,500	7,900
Accrued capitalized patent costs, acquisition of patents and property and equipment	(2,789)	1	(146)
_______________
Refer to Note 3, "Revenue Recognition" for more information regarding the impact of our adoption of ASC 606 and Note 6, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities" for a reconciliation of cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

1.	BACKGROUND
InterDigital designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G and IEEE 802-related products and networks, as well as video processing, coding and display technology. We are a leading contributor of innovation to the wireless communications industry, as well as a leading holder of patents in the video industry.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING GUIDANCE
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
Cash, Cash Equivalents, Restricted Cash and Marketable Securities
We classify all highly liquid investment securities with original maturities of three months or less at date of purchase as cash equivalents. Cash that is held for a specific purpose and therefore not available to the Company for immediate or general business use is classified as restricted cash. Our investments are comprised of mutual and exchange traded funds, commercial paper, United States and municipal government obligations and corporate securities. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date.
As of December 31, 2018 and 2017, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 2 years, and we have both the ability and intent to hold the investments until maturity.

Other-than-Temporary Impairments
We review our investment portfolio during each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other-than-temporary. For non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We charge the impairment to the "Other Expense (Net)" line of our consolidated statements of income.
Intangible Assets
Patents
We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents is 9.7 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.
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
The Company acquired goodwill from our acquisition of the patent licensing business of Technicolor (the "Technicolor Acquisition") in 2018 and from our acquisition of Hillcrest Laboratories, Inc. ("Hillcrest Labs") in 2016. Refer to Note 5, "Business Combinations," for more information regarding these transactions.
The carrying value of goodwill as of December 31, 2018 and 2017 was $22.4 million and $16.0 million, respectively, which was included within "Other Non-Current Assets" in the consolidated balance sheets. No impairments were recorded during 2018, 2017 or 2016 as a result of our annual goodwill impairment assessment.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We did not have any long-lived asset impairments in 2018, 2017 or 2016.
Investments in Other Entities
We may make strategic investments in companies that have developed or are developing technologies that are complementary to our business. In conjunction with our adoption of ASU No. 2016-01 "Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" discussed further below, we made an accounting policy election for a measurement alternative for our equity investments that do not have readily determinable fair values, specifically related to our strategic investments in other entities. Under the alternative, our strategic investments in other entities without readily determinable fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, if any. On a quarterly basis, we monitor items such as our investment’s financial position and liquidity, performance targets, business plans, and cost trends to assess whether there are any triggering events or indicators present that would be indicative of an impairment, or any other observable price changes as indicated above. We do not adjust our investment balance when the investee reports profit or loss.
Additionally, other investments may be accounted for under the equity method of accounting. Under this method, we initially record our investment in the stock of an investee at cost, and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between our cost and underlying equity in net assets of the investee at the date of investment. The investment is also adjusted to reflect our share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. When there are a series of operating losses by the investee or when other factors indicate that a decrease in value of the investment has occurred which is other than temporary, we recognize an impairment equal to the difference between the fair value and the carrying amount of our investment.
The carrying value of our investments in other entities are included within "Other Non-Current Assets" on our consolidated balance sheets. During 2018, 2017 and 2016, we made investments in other entities of $6.7 million, $4.6 million and $2.0 million, respectively. The carrying value of our investments in other entities as of December 31, 2018 and 2017 was

$17.4 million and $19.2 million, respectively, the majority of which are accounted for under the measurement alternative for equity investments described above.
Revenue Recognition
Refer to Note 3, "Revenue Recognition," for further information regarding our adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we refer to as ASC 606, effective January 1, 2018. The discussion that follows below is a description of our revenue recognition practices in effect beginning January 1, 2018 under ASC 606.
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
All of our agreements have been accounted for under ASC 606. This guidance requires the use of a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets are included in accounts receivable and represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date (or cumulative adjustments to retained earnings in the initial period of adopting ASC 606) exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our consolidated balance sheets. Contract assets due more than twelve months after the balance sheet date are included within other non-current assets.
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
Collaborative Arrangements
We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC 808, Collaborative Arrangements (“ASC 808”). Accordingly, the elements of our collaboration agreements that represent activities in which both parties are active participants, and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. Generally, the classification of a transaction under a collaborative arrangement is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. For transactions that are deemed to be a collaborative arrangement under ASC 808, costs incurred and revenues generated on sales to third parties will be reported in our consolidated statement of operations on a gross basis if the Company is deemed to be the principal in the transaction, or on a net basis if the Company is instead deemed to be the agent in the transaction, consistent with the guidance in ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations.

Deferred Charges
Direct costs of obtaining a contract or fulfilling a contract in a transaction that results in the deferral of revenue may be either expensed as incurred or capitalized, depending on certain criteria. In conjunction with our adoption of ASC 606 effective January 1, 2018, we made a policy election to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. If the amortization period is greater than one year, we capitalize direct costs incurred for the acquisition or fulfillment of a contract through the date of signing if they are directly related to a particular revenue arrangement and are expected to be recovered. The costs are amortized on a straight-line basis over the life of the patent license agreement.
For example, from time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense and amortize these expenses in proportion to our recognition of the related revenue. Commission expense is included within the "Patent administration and licensing" line of our consolidated statements of income and was immaterial for the years presented. There were no new direct contract costs incurred during 2018, 2017 or 2016.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2020 Notes, discussed in detail within Note 10, "Obligations", we incurred directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. The debt issuance costs allocated to the liability component of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized to interest expense over the term of the debt using the effective interest method and are included within the "Other Expense (Net)" line of our consolidated statements of income. The costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. The balance of unamortized deferred financing costs as of December 31, 2018 and 2017 was $1.6 million and $3.0 million, respectively. There were no new debt issuance costs incurred in 2018, 2017 or 2016. Deferred financing expense was $1.4 million, $1.4 million and $1.7 million in 2018, 2017 and 2016, respectively.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any capitalized software costs related to research and development in any period presented. Research, development and other related costs were approximately $69.7 million, $75.7 million and $73.1 million in 2018, 2017 and 2016, respectively.
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based restricted stock unit (“RSU”) awards, performance-based awards and cash awards under our long-term compensation program ("LTCP") and pursuant to the terms and conditions of our Equity Plans (as defined in Note 13, "Compensation Plans and Programs"). Our LTCP typically includes annual equity and cash award grants with three- to five-year vesting periods; as a result, in any one year, we are typically accounting for at least three active LTCP cycles.
We account for compensation costs associated with share-based transactions based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards is based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs and restricted stock awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term.
As a result of our adoption of ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" in first quarter 2017, we now adjust compensation expense recognized to date in the event of canceled awards as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods.
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
In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the U.S. IRS and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.
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
New Accounting Guidance
Accounting Standards Update: Revenue
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". Refer to Note 3, "Revenue Recognition," for information regarding our adoption of this guidance effective January 1, 2018 and a discussion of the impact to revenue information presented herein, as well as additional required disclosures under the new guidance.
Accounting Standards Update: Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain measurement, presentation, and disclosure requirements for financial instruments. The new guidance must be adopted by means of a cumulative-effect adjustment to the balance sheet in the year of adoption and became effective for the Company starting in first quarter 2018. We adopted this guidance in first quarter 2018, and it did not have a material effect on the Company's consolidated financial statements.
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
The Company adopted this guidance on January 1, 2019 using the modified retrospective transition effective date method. As part of that adoption, we have elected the package of three practical expedients, which includes the following: an entity may elect not to reassess whether expired or existing contracts contain a lease under the revised definition of a lease, an entity may elect not to reassess the lease classification for expired or existing leases, and an entity may elect not to reassess whether previously capitalized initial direct costs would qualify for capitalization. Additionally, the Company has elected not to utilize the hindsight expedient in determining the lease term. Based upon our preliminary review, we expect to record lease liabilities and corresponding right-of-use assets between $11.0 million and $18.0 million in the consolidated balance sheet, for leases with lease terms greater than 12 months. We will finalize the necessary adjustments in conjunction with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Accounting Standards Update: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, "Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. We early adopted this guidance in first quarter 2018 and reflected a $0.4 million adjustment to retained earnings during the period.
Accounting Standards Update: Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, "Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The guidance is effective for fiscal years beginning after December 15, 2018, and will therefore be effective for the Company starting in first quarter 2019. We do not expect the adoption to have a material impact on the Company's consolidated financial statements.
Accounting Standards Update: Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this ASU add, modify, and eliminate certain disclosure requirements for fair value measurements under Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this guidance in fourth quarter 2018 and it did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Update: Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of determining the effect the adoption will have on our consolidated financial statements.
Accounting Standards Update: Collaborative Arrangements
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606".  The amendments in this ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for entities who have previously adopted the new revenue recognition guidance. We are in the process of determining the effect the adoption will have on our consolidated financial statements.

3.    REVENUE RECOGNITION
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") which superseded most prior revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We adopted the requirements of the new standard as of January 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of January 1, 2018.  Accordingly, all periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”). See Note 2 "Summary of Significant Accounting Policies and New Accounting Guidance" for our revised revenue recognition accounting policy upon adoption of the new guidance.
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
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the year ended December 31, 2018 under ASC 606. Revenues for the years ended December 31, 2018, 2017 and 2016 are presented in accordance with ASC 605. Amounts are in thousands.

	For the Year Ended December 31,
	2018	2017	2016
Variable patent royalty revenue	$36,384	$47,840	$168,050
Fixed-fee royalty revenue	239,347	301,628	177,614
Current patent royalties [a]	275,731	349,468	345,664
Non-current patent royalties [b]	26,329	162,890	309,696
Total patent royalties	302,060	512,358	655,360
Current technology solutions revenue [a]	4,594	20,580	10,494
Patent sales	750	—	—
Total revenue	$307,404	$532,938	$665,854

a.    Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.
Non-current patent royalties for the year ended December 31, 2018 consist of past patent royalties and royalties from static agreements. For the years ended December 31, 2017 and 2016, non-current patent royalties consist of past patent royalties.

During the year ended December 31, 2018, we recognized $101.3 million of revenue that had been included in deferred revenue as of the beginning of the period. Additionally, upon adoption of ASC 606 on January 1, 2018, we had $24.7 million of contract assets. As of December 31, 2018, we had contract assets of $19.7 million and $5.5 million included within "Accounts receivable" and "Other non-current assets" in the consolidated balance sheet, respectively.
Impact of Adoption of ASC 606
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our current period consolidated income statement and balance sheet is presented below. We believe this additional information is vital during the transition year to allow readers of our financial statements to compare financial results from the preceding financial year given the absence of restatement of the prior period. The adoption of ASC 606 did not affect our reported total amounts of cash flows from operating, investing and financing activities. Amounts contained in the tables below are in thousands, except per share data.

	For the Year Ended December 31,
	2018			2017	2016
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)	As Reported (ASC 605)
REVENUES:
Variable patent royalty revenue	$36,384	$461	$36,845	$47,840	$168,050
Fixed-fee royalty revenue	239,347	79,341	318,688	301,628	177,614
Current patent royalties	275,731	79,802	355,533	349,468	345,664
Non-current patent royalties	26,329	(10,000)	16,329	162,890	309,696
Total patent royalties	302,060	69,802	371,862	512,358	655,360
Patent sales	750	—	750	—	—
Current technology solutions revenue	4,594	4,907	9,501	20,580	10,494
	$307,404	$74,709	$382,113	$532,938	$665,854
OPERATING EXPENSES:	244,809	—	244,809	231,443	228,548
Income from operations	62,595	74,709	137,304	301,495	437,306
OTHER EXPENSE (NET)	(30,537)	16,655	(13,882)	(9,105)	(15,035)
Income before income taxes	32,058	91,364	123,422	292,390	422,271
INCOME TAX BENEFIT (PROVISION)	27,417	(6,686)	20,731	(121,676)	(116,791)
NET INCOME	$59,475	$84,678	$144,153	$170,714	$305,480
Net loss attributable to noncontrolling interest	(4,393)	—	(4,393)	(3,579)	(3,521)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$63,868	$84,678	$148,546	$174,293	$309,001
NET INCOME PER COMMON SHARE — BASIC	$1.85	$2.46	$4.31	$5.04	$8.95
NET INCOME PER COMMON SHARE — DILUTED	$1.81	$2.40	$4.21	$4.87	$8.78

	December 31, 2018			December 31, 2017
	As Reported ASC 606	Adjustment	ASC 605	As Reported (ASC 605)
Accounts Receivable, net	$35,032	$172,940	$207,972	$216,293
Deferred Tax Assets	77,225	34,256	111,481	84,582
Other Non-current Assets	60,465	(5,500)	54,965	37,963
Taxes Payable	(1,508)	(11,075)	(12,583)	(14,881)
Deferred Revenue	(269,306)	(277,827)	(547,133)	(616,813)
Retained Earnings	(1,426,266)	87,206	(1,339,060)	(1,249,091)
Contracted Revenue
Based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of December 31, 2018, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue
2019	$247,750
2020	246,500
2021	178,583
2022	85,228
2023	—
Thereafter	—
$758,061
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
We have one reportable segment. During 2018, 2017 and 2016, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
United States	$119,159	$194,184	$199,928
South Korea	112,291	113,059	69,000
Japan	29,525	25,210	27,685
Taiwan	23,326	36,051	185,645
Finland	10,000	—	—
Sweden	6,933	6,935	6,934
Other Europe	4,903	4,413	4,713
Germany	490	1,892	6,463
Other Asia	468	—	—
China	309	77,087	154,767
Canada	—	74,107	10,719
Total	$307,404	$532,938	$665,854
During 2018, 2017 and 2016, the following licensees or customers accounted for 10% or more of total revenues:

	2018	2017	2016
Apple (a)	36%	21%	25%
Samsung	25%	13%	10%
LG	10%	< 10%	—%
Pegatron	< 10%	< 10%	20%
Blackberry (b)	—%	13%	< 10%
Huawei (c)	—%	14%	23%

(a) 2016 revenues include $141.4 million of non-current patent royalties.
(b) 2017 revenues include $70.7 million of non-current patent royalties.
(c) 2017 and 2016 revenues include $8.4 million and $121.5 million, respectively, of non-current patent royalties.

As of December 31, 2018, 2017 and 2016, we held $464.6 million, $336.1 million and $287.2 million, respectively, of our property, equipment and patents, net of accumulated depreciation and amortization, of which greater than 97% of the total was within the United States in each of the years presented. As of December 31, 2018, we held less than $0.7 million of property and equipment, net of accumulated depreciation, collectively, in Canada, Europe and Asia.

5.	BUSINESS COMBINATIONS
Technicolor Acquisition
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor, a worldwide technology leader in the media and entertainment sector (the "Technicolor Acquisition"). Refer to Note 20, "Subsequent Events," for information regarding our February 2019 announcement of our binding offer to acquire the Research & Innovation ("R&I") unit of Technicolor SA. R&I is a premier research lab that conducts fundamental research into video coding, IoT and smart home, imaging sciences, AR and VR and artificial intelligence and machine learning technologies.
The Technicolor Acquisition included the acquisition by InterDigital of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. The acquisition of Technicolor’s portfolio greatly expands InterDigital’s technology footprint in the mobile industry, and opens new markets in consumer home electronics, display technology and video. The portfolio will also be supplemented by jointly funded R&D collaboration, which will bring together the efforts of hundreds of engineers in InterDigital Labs and Technicolor R&I. Members of Technicolor’s licensing, legal and other support teams in offices in Rennes and Paris, France; Princeton, New Jersey, USA; and other locations joined InterDigital’s team of more than 300 R&D and other staff in locations around the world. In addition, we have assumed Technicolor’s rights and obligations under a joint licensing program with Sony Corporation (“Sony”) relating to digital televisions and standalone computer display monitors (the “Madison Arrangement”), including Technicolor's role as sole licensing agent for the Madison Arrangement. As part of this transaction, we also granted back to Technicolor a perpetual license for patents acquired in the transaction. With respect to patents generated through the jointly funded R&D efforts, we will own the patents, and Technicolor will receive a license back to the patents resulting from the targeted research conducted by its R&I team.
The Technicolor Acquisition meets the definition of a business combination and, as such, was accounted for using the acquisition method of accounting. Under the terms of the agreement, in third quarter 2018, we paid Technicolor $158.9 million in cash, inclusive of $15.9 million of cash acquired, yielding net cash consideration of $143.0 million. We funded this payment with cash on hand. Technicolor will receive 42.5% of all of InterDigital's future cash receipts (net of estimated operating expenses) from InterDigital’s new licensing efforts in the consumer electronics field; there will be no revenue sharing associated with InterDigital’s mobile industry licensing efforts. We account for the portion of the future cash receipts owed to Technicolor relating to patents existing as of the date of the acquisition as a contingent consideration liability, which was valued at $18.6 million as of the acquisition date. See below for further discussion of the contingent consideration liability. Additionally, as of the acquisition date, we estimated we will receive payments totaling $20.2 million relating to the transaction from Technicolor, of which $8.5 million was included within "Prepaid and other current assets" and the remaining balance was included within "Other non-current assets" in the consolidated balance sheet. We account for our assumption of Technicolor’s rights and obligations under the Madison Arrangement as a collaborative arrangement.
We allocated the fair value of consideration transferred to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We recorded the excess of the fair value of consideration transferred over the net values of these assets and liabilities as goodwill. We estimated the fair value of the intangible assets in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, we based the inputs and assumptions used to develop these estimates on a market participant perspective and included estimates of projected revenues, discount rates, economic lives and income tax rates, among others, and all of these estimates require significant management judgment. For the market approach, we applied judgment to identify the most comparable market transactions to this transaction. Refer to Note 7 for discussion regarding the valuation methodologies used for the contingent consideration liability.
The following table summarizes the fair value of consideration transferred and our allocation of that consideration based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	As of July 30, 2018
Cash	$158,898
Contingent consideration liability	18,616
	$177,514	`
Less: Transaction-related receivable	(20,200)
Net fair value of consideration transferred	$157,314

Allocation:		Estimated useful life (Years)
Net tangible assets and liabilities:
Restricted cash	$15,913
Other current assets	5,600
Other non-current assets	3,116
Current liabilities	(6,219)
Long-term debt	(17,717)
Other long-term liabilities	(3,767)
Total net tangible assets and liabilities	$(3,074)

Identified intangible assets:
Patents	$154,000	9 - 10
Goodwill(1)	6,388
Total identified intangible assets	$160,388

Total fair value of consideration transferred	$157,314
(1) Goodwill consists of expected synergies resulting from the combination of our and Technicolor’s patent licensing businesses in the increasingly complementary areas of mobile and video technology. We expect that the majority of the goodwill resulting from the Technicolor Acquisition will be deductible for income tax purposes.
The following table shows the change in the carrying amount of our goodwill balance from December 31, 2017 to December 31, 2018, all of which is allocated to our one reportable segment (in thousands):

Goodwill balance as of December 31, 2017	$16,033
Technicolor Acquisition	6,388
Goodwill balance as of December 31, 2018	$22,421
Since the date of closing, the Technicolor Acquisition resulted in $4.5 million of revenue and $12.5 million of pre-tax losses, excluding one-time transaction-related costs, that were included in our consolidated statement of income for the year ended December 31, 2018. One-time transaction-related costs for the year ended December 31, 2018 were $17.8 million, the majority of which were recorded within “Selling, general and administrative” expenses in the Company's consolidated statement of income.
The amount of revenue and earnings that would have been included in the Company’s consolidated statements of income for the years ended December 31, 2018 and 2017 had the acquisition date been January 1, 2017 are reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional interest expense as well as amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2017. In addition, pro forma adjustments have been made to reflect the impact of the transaction-related costs discussed above. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands, except per share data):

	For the Year Ended
	December 31,
	2018	2017
	(Unaudited)
Actual revenue	$307,404	$532,938
Supplemental pro forma revenue	$314,096	$541,921
Actual earnings	$63,868	$174,293
Supplemental pro forma earnings	$51,591	$105,604
Actual diluted earnings per share	$1.81	$4.87
Supplemental pro forma diluted earnings per share	$1.46	$2.95
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
The estimated acquisition date fair value of the contingent consideration liability of $18.6 million was determined utilizing a Monte Carlo simulation model. This initial fair value measurement was based on the perspective of a market participant and includes significant unobservable inputs that are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 7. The contingent consideration is subject to re-measurement each reporting period until it has been fully paid, and any adjustments to the fair value of the contingent consideration are reflected in operating expenses within the consolidated statements of income.
Madison Arrangement
As discussed above, in conjunction with the Technicolor Acquisition, effective July 30, 2018, we have assumed Technicolor’s rights and obligations under the Madison Arrangement, which commenced in 2015. The Madison Arrangement falls under the scope of ASC 808, Collaborative Arrangements (“ASC 808”). Refer to Note 2 for our significant accounting policy regarding collaborative arrangements.
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
We were deemed to be the principal in this collaborative arrangement under ASC 808, and, as such, in accordance with ASC 606-10-55-36 Revenue From Contracts with Customers - Principal Agent Considerations, we record revenues generated on sales to third parties and costs incurred on a gross basis in the consolidated statements of income. Therefore, we recognize all royalties from customers as revenue and payments to Sony for its royalty share as operating expenses within the consolidated statements of income. Cost reimbursements for expenses incurred resulting from fulfilling the duties of the licensing agent are recorded as contra expenses. Amounts attributable to transactions arising from the Madison Arrangement between participants were not material during the year ended December 31, 2018.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC

470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of December 31, 2018 is disclosed within Note 7. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt shall be amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Other Expense (Net)” in the consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the year ended December 31, 2018, we recognized $0.7 million of interest expense related to this debt which was included within “Other Expense (Net)” in the consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. As of December 31, 2018, the Company had $13.7 million of restricted cash included within the consolidated balance sheet attributable to the Madison Arrangement. Refer to Note 6 for a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets.
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario in which the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB Credit, assuming they have not participated in the funding of the shortfall. As of December 31, 2018, we have not contributed any shortfall funding.
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
Purchase price allocation
The following table summarizes the purchase price allocation made to the net tangible and intangible assets acquired and liabilities assumed as of the acquisition date, with the excess amount recorded as goodwill, which was representative of the expected synergies from the integration of Hillcrest Labs and its strategic fit within our organization (in thousands):

	Amount	Estimated Useful Life (Years)
Net tangible assets and liabilities:
Deferred tax assets and liabilities	$2,221
Net working capital	(8,754)
	$(6,533)
Identified intangible assets:
Patents/existing technology	$36,200	9 - 10
Trade name	600	9
Customer relationships	1,700	10
Goodwill	16,033	N/A
	$54,533

Total purchase price	$48,000

The amounts of revenue and earnings that would have been included in the Company’s consolidated statement of income for the year ended December 31, 2016 had the acquisition date been January 1, 2015 are as reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2015. In addition, pro forma adjustments have been made to reflect the impact of $7.7 million of transaction related costs. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands, except per share data).

For the Year Ended
December 31,
2016
(Unaudited)
Actual revenue	$665,854
Supplemental pro forma revenue	$672,695
Actual earnings	$309,001
Supplemental pro forma earnings	$305,237
Actual diluted earnings per share	$8.78
Supplemental pro forma diluted earnings per share	$8.67
6.    CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Money market and demand accounts	$488,733	$417,348
Commercial paper	—	15,666
	$488,733	$433,014
The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of December 31, 2018 and 2017 within the consolidated balance sheets. The Company had no restricted cash prior to the Technicolor Acquisition which was completed in July 2018 and is discussed further within Note 5, "Business Combinations."

	December 31,
	2018	2017
Cash and cash equivalents	$475,056	$433,014
Restricted cash included within prepaid and other current assets	13,677	—
Total cash, cash equivalents and restricted cash	$488,733	$433,014
Marketable Securities
As of December 31, 2018 and 2017, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment-grade government and corporate debt securities that have maturities of less than 2 years, and we have both the ability and intent to hold the investments until maturity. During 2016, we recorded other-than-temporary impairments of approximately $0.2 million, with no other-than-temporary impairments recorded during 2018 or 2017. The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2018, 2017 and 2016.
Marketable securities as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$14,548	$—	$—	$14,548
U.S. government securities	291,157	—	(1,581)	289,576
Corporate bonds, asset backed and other securities	167,579	5	(984)	166,600
Total available-for-sale securities	$473,284	$5	$(2,565)	$470,724
Reported in:
Cash and cash equivalents				$—
Short-term investments				470,724
Total marketable securities				$470,724

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$66,132	$—	$—	$66,132
U.S. government securities	513,645	—	(2,613)	511,032
Corporate bonds, asset backed and other securities	164,075	35	(627)	163,483
Total available-for-sale securities	$743,852	$35	$(3,240)	$740,647
Reported in:
Cash and cash equivalents				$15,666
Short-term investments				724,981
Total marketable securities				$740,647
As of December 31, 2018 and 2017, $390.9 million and $345.0 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within one to two years.

7.     CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We primarily place our cash equivalents and short-term investments in highly rated financial instruments and in United States government instruments.
Our accounts receivable are derived principally from patent license and technology solutions agreements. As of December 31, 2018 and 2017, five and three licensees comprised 76% and 96%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2018 and December 31, 2017 (in thousands):

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$488,733	$—	$—	$488,733
Commercial paper (b)	—	14,548	—	14,548
U.S. government securities	—	289,576	—	289,576
Corporate bonds, asset backed and other securities	—	166,600	—	166,600
	$488,733	$470,724	$—	$959,457
Liabilities:
Contingent consideration resulting from the Technicolor Acquisition	—	—	19,800	19,800
	$—	$—	$19,800	$19,800

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$417,348	$—	$—	$417,348
Commercial paper (b)	—	66,132	—	66,132
U.S. government securities	—	511,032	—	511,032
Corporate bonds and asset backed securities	—	163,483	—	163,483
	$417,348	$740,647	$—	$1,157,995
_______________

(a)	Included within cash and cash equivalents.

(b)	Includes zero and $15.7 million of commercial paper that is included within cash and cash equivalents as of December 31, 2018 and 2017, respectively.
Level 3 Fair Value Measurements
Contingent Consideration
As discussed further in Note 5, we completed the Technicolor Acquisition during third quarter 2018. In conjunction with the Technicolor Acquisition, we recognized a contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs classified as Level 3 measurements within the fair value hierarchy. We utilized a Monte Carlo simulation model to determine the estimated fair value of the contingent consideration liability. A Monte Carlo simulation uses random numbers together with volatility assumptions to generate individual paths, or trials, for variables of interest governed by a Geometric Brownian Motion in a risk-neutral framework. Level 3 significant unobservable inputs include the following (in thousands):

Significant Unobservable Input	Ranges	Weighted Average
Risk-adjusted discount rate for revenue	13.5% - 14.2%	13.9%
Credit risk discount rate	6.2% - 8.0%	7.1%
Revenue volatility	35.0%	35.0%
Projected years of earn out	2019 - 2030	N/A
Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. Adjustments to the fair value of contingent consideration are reflected in operating expenses within our consolidated statements of income.
The following table provides a reconciliation of the beginning and ending balances of our Level 3 fair value measurements from December 31, 2017 to December 31, 2018, which includes the contingent consideration liability resulting from the Technicolor Acquisition discussed further above and within Note 5. As of December 31, 2018, the Level 3 contingent consideration liability is included within "Other long-term liabilities" in the consolidated balance sheet.

Level 3 Fair Value Measurements
Contingent Consideration Liability
Balance as of December 31, 2017	$—
Technicolor Acquisition - July 30, 2018	18,616
Reduction for payments	—
Changes in fair value recognized in the consolidated statements of income	1,184
Balance as of December 31, 2018	$19,800

Fair Value of Long-Term Debt
2020 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	December 31, 2018			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$316,000	$298,951	$331,595	$316,000	$285,126	$377,029
Technicolor Acquisition Long-term Debt
As more fully disclosed in Note 5, we recognized long-term debt in conjunction with the Technicolor Acquisition, which closed in third quarter 2018. The carrying value and related estimated fair value of the Technicolor Acquisition long-term debt reported in the consolidated balance sheet as of December 31, 2018 was as follows (in thousands). The aggregate fair value of the Technicolor Acquisition long-term debt is a Level 3 fair value measurement.

	December 31, 2018
	Carrying Value	Fair Value
Technicolor Acquisition Long-Term Debt	$18,428	$19,100
Non-Recurring Fair Value Measurements
Investments in Other Entities
As discussed in Note 2, in conjunction with the adoption of ASU 2016-01 in the first quarter of 2018, we made an accounting policy election to utilize a measurement alternative for equity investments that do not have readily determinable fair values, which applies to our strategic investments in other entities. Under the alternative, our strategic investments in other entities that do not have readily determinable fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any adjustments to the carrying value of those investments are considered non-recurring fair value measurements. During the year ended December 31, 2018, we recognized an aggregate $8.4 million loss resulting from the sale of our entire ownership interest in one of our strategic investments and the impairment of a separate strategic investment. Certain of our investments in other entities may be seeking additional financing in the next twelve months. We will continue to review and monitor our investments in other entities for any indications of a change in fair value or impairment.
Patents
In fourth quarter 2018, we signed a patent licensing agreement with Sony. A portion of the future consideration for the agreement was in the form of patents that will be contributed to Convida Wireless. We have yet to record these patents on our balance sheet as of December 31, 2018 as they have not yet been transferred. However, we have determined the estimated fair value of the patents for determining the transaction price for revenue recognition purposes, which was estimated to be $22.5 million utilizing the cost approach and will be amortized over the patents' estimated useful lives once transferred. Additionally, as previously disclosed, during 2017 and 2016, we entered in patent license agreements with LG and Huawei, respectively, for which a portion of the consideration was patents. The estimated fair value of the LG patents was $19.7 million, and the estimated fair value of the Huawei patents was $20.7 million. which are being amortized over their estimated useful lives. We estimated the fair value of the patents in the LG and Huawei transactions through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach).
We estimated the fair value of the patents in these transactions through a combination of a discounted cash flow analysis (the income approach), an analysis of comparable market transactions (the market approach), and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees.
8.    PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$20,876	$20,003
Engineering and test equipment	4,168	4,034
Building and improvements	3,711	3,624
Leasehold improvements	11,364	9,711
Furniture and fixtures	1,549	1,279
Property and equipment, gross	41,668	38,651
Less: accumulated depreciation	(31,617)	(27,978)
Property and equipment, net	$10,051	$10,673
Depreciation expense was $3.7 million, $3.9 million and $4.1 million in 2018, 2017 and 2016, respectively. Depreciation expense included depreciation of computer software costs of $0.3 million, $0.5 million and $1.0 million in 2018, 2017 and 2016, respectively. Accumulated depreciation related to computer software costs was $9.2 million and $8.8 million as of December 31, 2018 and 2017, respectively. The net book value of our computer software was $0.3 million and $0.5 million as of December 31, 2018 and 2017, respectively.
During second quarter 2015, we sold our facility in King of Prussia, Pennsylvania, to a third party and entered into a limited leaseback arrangement for a period not to exceed one year, for net consideration of $4.5 million. The $3.4 million gain related to the sale was recorded within "Other Expense (Net)" in our consolidated statements of operations, and the assets sold were removed from Property and Equipment, at the completion of the lease term in second quarter 2016.
9.    PATENTS AND OTHER INTANGIBLE ASSETS
Patents
As of December 31, 2018 and 2017, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2018	2017
Weighted average estimated useful life (years)	10.0	10.0
Gross patents	$851,846	$660,886
Accumulated amortization	(397,279)	(335,478)
Patents, net	$454,567	$325,408
Amortization expense related to capitalized patent costs was $61.8 million, $52.9 million and $48.6 million in 2018, 2017 and 2016, respectively. These amounts are recorded within the "Patent administration and licensing" line of our Consolidated Statements of Income.

The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2018 is as follows (in thousands):

2019	$70,797
2020	65,994
2021	61,379
2022	57,084
2023	51,152
Other Intangible Assets
As of December 31, 2018 and 2017, intangible assets excluding patents are included in "Other Non-Current Assets" on the Consolidated Balance Sheets and consisted of the following (in thousands):

		December 31, 2018			December 31, 2017
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Trade Names	9	$600	$(133)	$467	$600	$(67)	$533
Customer Relationships	10	1,700	(340)	1,360	1,700	(170)	1,530
		$2,300	$(473)	$1,827	$2,300	$(237)	$2,063
As of December 31, 2018, the estimated future amortization expense of these intangible assets is as follows (in thousands):

2019	$237
2020	237
2021	237
2022	237
2023	237
Thereafter	642
$1,827

10.	OBLIGATIONS
Refer to Note 5, "Business Combinations," and Note 7, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities," for information regarding the long-term debt recognized during 2018 resulting from the Technicolor Acquisition.
Long-term debt obligations, excluding the long-term debt resulting from the Technicolor Acquisition, are comprised of the following (in thousands):

	December 31,
	2018	2017
1.50% Senior Convertible Notes due 2020	$316,000	$316,000
Less:
Unamortized interest discount	(15,428)	(27,863)
Deferred financing costs	(1,621)	(3,011)
Total net carrying amount of 2020 Notes	298,951	285,126
Less: Current portion of long-term debt	—	—
Long-term net carrying amount of 2020 Notes	$298,951	$285,126
There were no capital leases as of December 31, 2018 or December 31, 2017.

Maturities of principal of the long-term debt obligations of the Company as of December 31, 2018, excluding the long-term debt resulting from the Technicolor Acquisition, are as follows (in thousands):

2019	$—
2020	316,000
2021	—
2022	—
2023	—
Thereafter	—
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
The 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at a current conversion rate of 14.0506 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $71.17 per share as of December 31, 2018), as adjusted pursuant to the terms of the indenture for the 2020 Notes (the "Indenture"). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle all conversions through combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the indenture to the 2020 Notes, including on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the applicable conversion price (approximately $92.52 based on the current conversion price) on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
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
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million, respectively, of common stock, subject to customary anti-dilution adjustments. As of December 31, 2018, the warrants had a strike price of approximately $86.99 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three-and-a-half-month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
The Company also repurchased 0.8 million shares of our common stock at $53.61 per share, the closing price of the stock on March 5, 2015, from institutional investors through one of the initial purchasers and its affiliate, as our agent, concurrently with the pricing of the offering of the 2020 Note
On April 3, 2018, in connection with the reorganization of the Company’s holding company structure, the predecessor company (now known as InterDigital Wireless, Inc., the "Predecessor Company") and the successor company (now known as InterDigital, Inc., the "Successor Company") entered into a First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture with the trustee. The Supplemental Indenture effected certain amendments to the Indenture in connection with the Reorganization, which, among other things, amended the conversion right of the 2020 Notes so that at the effective time of the Reorganization, the holder of each Note outstanding as of the effective time of the Reorganization will have the right to convert, subject to the terms of the Indenture, each $1,000 principal amount of such 2020 Note into the number of shares of the Successor Company’s common stock that a holder of a number of shares of the Predecessor Company’s common stock equal to the conversion rate immediately prior to the effective time of the Reorganization would have been entitled to receive upon the Reorganization. In addition, pursuant to the Supplemental Indenture, the Successor Company guaranteed the Predecessor Company’s obligations under the 2020 Notes and the Indenture.
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
The following table presents the amount of interest cost recognized for the years ended December 31, 2018, 2017 and 2016 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands).

	For the Year Ended December 31,
	2018	2017	2016
Contractual coupon interest	$4,740	$4,740	$6,178
Accretion of debt discount	12,434	11,715	13,536
Amortization of financing costs	1,390	1,390	1,716
Total	$18,564	$17,845	$21,430

11.	COMMITMENTS
We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $4.8 million, $3.9 million and $4.2 million in 2018, 2017 and 2016, respectively. Minimum future payments for operating leases and purchase commitments as of December 31, 2018 are as follows (in thousands):

2019	$10,856
2020	8,648
2021	7,883
2022	2,920
2023	2,184
Thereafter	5,582
12.    LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS (OTHER THAN DE DISTRICT COURT ACTIONS RELATED TO USITC PROCEEDINGS)
2012 Huawei China Proceedings
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
On February 4, 2013, the Shenzhen Intermediate People's Court issued rulings in the two proceedings. With respect to the first complaint, the court decided that InterDigital had violated the Chinese Anti-Monopoly Law by (i) making proposals for royalties from Huawei that the court believed were excessive, (ii) tying the licensing of essential patents to the licensing of non-essential patents, (iii) requesting as part of its licensing proposals that Huawei provide a grant-back of certain patent rights to InterDigital and (iv) commencing a USITC action against Huawei while still in discussions with Huawei for a license. Based on these findings, the court ordered InterDigital to cease the alleged excessive pricing and alleged improper bundling of InterDigital's Chinese essential and non-essential patents, and to pay Huawei 20.0 million RMB (approximately $2.9 million based on the exchange rate as of December 31, 2018) in damages related to attorneys’ fees and other charges, without disclosing a factual basis for its determination of damages. The court dismissed Huawei's remaining allegations, including Huawei's claim that InterDigital improperly sought a worldwide license and improperly sought to bundle the licensing of essential patents on multiple generations of technologies. With respect to the second complaint, the court determined that, despite the fact that the FRAND requirement originates from ETSI's Intellectual Property Rights policy, which refers to French law, InterDigital's license offers to Huawei should be evaluated under Chinese law. Under Chinese law, the court concluded that the offers did not comply with FRAND. The court further ruled that the royalties to be paid by Huawei for InterDigital's 2G, 3G and 4G essential Chinese patents under Chinese law should not exceed 0.019% of the actual sales price of each Huawei product.
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
The SPC held a hearing on October 31, 2014, regarding whether to grant a retrial and requested that both parties provide additional information regarding the facts and legal theories underlying the case. The SPC convened a second hearing on April 1, 2015 regarding whether to grant a retrial. On December 24, 2018, InterDigital was notified that the SPC granted InterDigital’s petition for retrial of the October 16, 2013 Guangdong Province High Court decision.  The SPC also issued a mediation order that terminated the proceeding.  The SPC’s grant of InterDigital’s retrial petition suspends enforcement of the decision of the Guangdong High Court and, combined with the SPC’s issuance of the mediation order, effectively vacates the Guangdong High Court’s decision. There are no further proceedings in this matter.

ZTE China Proceedings
On July 10 and 11, 2014, InterDigital was served with two complaints filed by ZTE Corporation in the Shenzhen Intermediate People's Court in China on April 3, 2014. The first complaint names as defendants the Company's wholly owned subsidiaries InterDigital Technology Corporation, InterDigital Communications, Inc., InterDigital Patent Holdings, Inc. and IPR Licensing, Inc. This complaint alleges that InterDigital has failed to comply with its FRAND obligations for the licensing of its Chinese standards-essential patents. ZTE is asking the court to determine the FRAND rate for licensing InterDigital’s standards-essential Chinese patents to ZTE and also seeks compensation for its litigation costs associated with this matter. The second complaint names as defendants InterDigital, Inc. and its wholly owned subsidiaries InterDigital Technology Corporation and InterDigital Communications, Inc. This complaint alleges that InterDigital has a dominant market position in China and the United States in the market for the licensing of essential patents owned by InterDigital, and abused its dominant market position in violation of the Chinese Anti-Monopoly Law by engaging in allegedly unlawful practices, including excessively high pricing, tying, discriminatory treatment, and imposing unreasonable trading conditions.  ZTE originally sought relief in the amount of 20.0 million RMB (approximately $2.9 million based on the exchange rate as of December 31, 2018), an order requiring InterDigital to cease the allegedly unlawful conduct and compensation for its litigation costs associated with this matter.
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
The Shenzhen Court held hearings on the anti-monopoly law case on May 11, 13, 15 and 18, 2015. At the May hearings, ZTE withdrew its claims alleging discriminatory treatment and the imposition of unfair trading conditions and increased its damages claim to 99.8 million RMB (approximately $14.5 million based on the exchange rate as of December 31, 2018). The Shenzhen Court held hearings in the FRAND case on July 29-31, 2015 and held a second hearing on the anti-monopoly law case on October 12, 2015.
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
On December 20, 2018, the CA Northern District Court issued an order on the parties’ motions for summary judgment. InterDigital’s motion was granted in part and denied in part, and Asus’s motion was denied in its entirety. The court: (1) granted summary judgment that Asus is judicially estopped from arguing that the 2008 Asus PLA is not FRAND compliant in light of Asus’s prior inconsistent positions; (2) denied to the extent ruled on by the courtInterDigital’s motion that issue preclusion prevents Asus from re-litigating issues decided in the arbitration; (3) granted summary judgment that Asus cannot invalidate the 2008 Asus PLA on the theory that, even if FRAND when signed, the 2008 Asus PLA became non-FRAND thereafter; (4) denied InterDigital’s motion for summary judgment that Asus’s Sherman Act claim fails as a matter of law; and (5) granted summary judgment that Asus’s promissory estoppel and California UCL claims fail as a matter of law. In addition, the court denied Asus’s motion for summary judgment that, as a matter of law, InterDigital breached its contractual obligation to license its essential patents on FRAND terms and conditions by engaging in discriminatory licensing practices. On December 21, 2018, the court referred the case to a magistrate judge for a settlement conference. The settlement conference was held on February 14, 2019.  A settlement was not reached. The trial in the CA Northern District Court proceeding is scheduled for May 6-17, 2019.
The Company has not recorded any accrual at December 31, 2018, for contingent losses associated with the CA Northern District Court Proceeding. While a material loss is reasonably possible, the Company cannot estimate the potential range of loss given the range of possible outcomes, as this matter is not at a sufficiently advanced stage to allow for such an estimate.

2019 Huawei China Proceeding
On January 3, 2019, InterDigital was notified that a civil complaint was filed on January 2, 2019, by Huawei Technologies Co., Ltd. and certain of its subsidiaries against InterDigital, Inc. and certain of its subsidiaries in the Shenzhen Intermediate People’s Court. The complaint seeks a ruling that the InterDigital defendants have violated an obligation to license their patents that are essential to 3G, 4G and 5G wireless telecommunication standards on fair, reasonable and non-discriminatory terms and conditions. The complaint also seeks a determination of the terms for licensing all of the InterDigital defendants’ Chinese patents that are essential to 3G, 4G and 5G wireless telecommunication standards to the Huawei plaintiffs for the plaintiffs’ wireless terminal unit products made and/or sold in China from 2019 to 2023. InterDigital’s patent license agreement with Huawei expired on December 31, 2018.
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

The commitments contained in item 3 above will expire five years from the effective date of the suspension of the investigation, or May 22, 2019. With the consolidation of China’s antimonopoly enforcement authorities into the State Administration for Market Regulation ("SAMR") in April 2018, SAMR is now responsible for overseeing InterDigital’s commitments.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ’244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which returned the matter to the PTAB for further proceedings as to that claim. On July 28, 2017, IPR Licensing, Inc., filed a petition for a writ of certiorari with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, arguing that the petition should be held pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC, which will determine whether the IPR process as a whole is unconstitutional.  On October 2, 2017, ZTE filed a response to the petition for a writ of certiorari in which ZTE agreed that the petition should be held pending the Court’s decision in Oil States and then disposed of as appropriate in light of that decision.  On April 24, 2018, the Supreme Court rejected the petitioner’s constitutional challenge to the IPR process in the Oil States case, and on April 30, 2018 denied IPR Licensing, Inc.’s July 28, 2017 petition for a writ of certiorari. On March 6, 2018, in the PTAB remand proceeding, the PTAB again found claim 8 to be invalid. On April 10, 2018, IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. That appeal (the “’244 patent PTAB remand appeal”) remains pending.
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
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case remain stayed so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018. The case remains stayed pending the conclusion of the 244 patent PTAB remand appeal, including any further proceedings.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through March 11, 2019.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2018.

13.	COMPENSATION PLANS AND PROGRAMS
Compensation Programs
We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals and cash awards to inventors for filed patent applications and patent issuances, as well as stock option awards, time-based RSU awards, performance-based awards and cash awards under our LTCP.
Our LTCP typically includes annual time-based RSU grants and cash award grants with a three-year vesting period, as well as annual performance-based RSU grants and cash award grants with a three to five-year performance period; as a result, in any one year, we are typically accounting for at least three active LTCP cycles. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future.
Equity Incentive Plans
On June 14, 2017, our shareholders adopted and approved the 2017 Equity Incentive Plan (the "2017 Plan"), under which officers, employees, non-employee directors and consultants can receive share-based awards such as RSUs, restricted stock and stock options as well as other stock or cash awards. From June 2009 through June 14, 2017, we granted such awards pursuant to our 2009 Stock Incentive Plan (the “2009 Plan," and, together with the 2017 Plan, the "Equity Plans"), which was adopted and approved by our shareholders on June 4, 2009, and the material terms of which were re-approved on June 12, 2014. Upon the adoption of the 2017 Plan in June 2017, the 2009 Plan was terminated and all shares remaining available for grant under the 2009 Plan were canceled. The number of shares available for issuance under the 2017 Plan is equal to 2,400,000 shares plus any shares subject to awards granted under the 2009 Plan that, on or after June 14, 2017, expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by us.
The following table summarizes changes in the number of equity instruments available for grant (in thousands) under the Equity Plans for the current year:

Available for Grant
Balance as of December 31, 2017	2,403
RSUs granted (a)	(441)
Options granted (b)	(335)
Options expired and RSUs canceled	262
Balance as of December 31, 2018	1,889

(a)	RSUs granted include time-based RSUs, performance-based RSUs and dividend equivalents credited. Granted amounts include performance-based RSU awards at their maximum potential payout level of 200%.

(b)	Options granted include performance-based options at their maximum potential payout level of 200%.
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
As of December 31, 2018, we had unrecognized compensation cost related to share-based awards of $9.9 million, at current performance accrual rates. For grants made that cliff vest, we expect to amortize the associated unrecognized compensation cost as of December 31, 2018, on a straight-line basis generally over a three to five-year period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance against these goals, the number of shares that vest can be anywhere from 0 to 2 times the target number of shares.

Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2017	1,005	$57.95
Granted*	441	73.75
Forfeited	(181)	73.49
Vested	(350)	54.75
Balance at December 31, 2018	915	$63.70

* These numbers include less than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSU awards when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout level of 200%.

During 2018, 2017 and 2016, we granted approximately 0.3 million, 0.2 million and 0.4 million RSUs under the Equity Plans, respectively, with weighted-average grant date fair values of $73.75, $58.63 and $62.10, respectively. The total vest date fair value of the RSUs that vested in 2018, 2017 and 2016 was $25.2 million, $56.0 million and $9.8 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2018, 2017 and 2016 was $54.75, $35.14 and $44.08, respectively.
Other Equity Grants
We may also grant equity awards to non-management Board members, certain consultants and, in special circumstances, employees outside of the LTCP. Grants of this type are supplemental to any awards granted through the LTCP.
Stock Options
The 2009 Plan allowed, and the 2017 Plan allows, for the granting of incentive and non-qualified stock options, as well as other securities. The administrator of the Equity Plans, the Compensation Committee of the Board of Directors, determines the number of options to be granted, subject to certain limitations set forth in the 2017 Plan. Annually, since 2013, both incentive and non-qualified stock options have been granted as part of the LTCP, which have generally vested over three years. During the year ended December 31, 2018, performance-based options were granted for the first time. The number of options which cliff vest, if at all, is anywhere from 0 to 2 times the target number of options subject to the attainment of performance goals measured at the end of the performance period. Performance-based options have a vesting period between three and five years.
Under the terms of the Equity Plans, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the Equity Plans are generally exercisable for a period of between 7 to 10 years from the date of grant and may vest on the grant date, another specified date, over a period of time and/or dependent upon the attainment of specified performance goals. We also have approximately 0.1 million options outstanding under a prior stock plan that have an indefinite contractual life.
The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant and which require considerable judgment. Expected volatility was based upon a combination of implied and historic volatilities. The weighted-average grant date fair value per option award granted during the years ended December 31, 2018, 2017 and 2016 was $24.56, $19.90, and $13.98, respectively, based upon the assumptions included in the table below:

	For the Year Ended December 31,
	2018	2017	2016
Expected term (in years)	7.7	4.5	4.5
Expected volatility	30.14%	28.51%	33.11%
Risk-free interest rate	2.97%	1.93%	1.29%
Dividend yield	1.77%	1.40%	1.46%

Information with respect to current year stock option activity is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2017	531	$39.55
Granted*	335	79.07
Forfeited	(18)	54.92
Exercised	(153)	43.89
Balance at December 31, 2018	695	$57.21

* Granted amounts include performance-based option awards at their maximum potential payout level of 200%.
The weighted average remaining contractual life of our outstanding options was 9.7 years as of December 31, 2018. We currently have approximately 0.1 million options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a prior stock plan. For purposes of calculating the weighted average remaining contractual life, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price between $9.00 and $11.63.
The total intrinsic value of our outstanding options as of December 31, 2018 was $11.2 million. Of the 0.7 million outstanding options as of December 31, 2018, 0.3 million were exercisable with a weighted-average exercise price of $33.19. Options exercisable as of December 31, 2018 had total intrinsic value of $10.9 million and a weighted average remaining contractual life of 10.3. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $0.3 million and $1.5 million, respectively. In 2018, we recorded cash received from the exercise of options of approximately $6.7 million. Upon option exercise, we issued new shares of stock.
As of December 31, 2018, we had unrecognized compensation cost on our unvested stock options of $0.1 million, at current performance accrual rates. As of December 31, 2018 and 2017, we had approximately 0.3 million and 0.5 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $11.2 million and $21.2 million, respectively, if they had been fully exercised on those dates.
Defined Contribution Plans
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our 401(k) contribution expense was approximately $1.3 million, $1.4 million and $1.1 million for 2018, 2017 and 2016, respectively. At our discretion, we may also make a profit-sharing contribution to our employees’ 401(k) accounts. Additionally, the company contributed $0.2 million, $0.3 million and $0.5 million in 2018, 2017 and 2016, respectively, to other defined contribution plans.

14.	TAXES
Our income tax provision (benefit) consists of the following components for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current
Federal	$(3,148)	$3,656	$14,637
State	239	(1)	(60)
Foreign source withholding tax	25,187	47,592	79,932
	22,278	51,247	94,509
Deferred
Federal	(63,030)	21,671	(48,086)
State	(1,554)	(1,074)	(557)
Foreign source withholding tax	14,889	49,832	70,925
	(49,695)	70,429	22,282
Total	$(27,417)	$121,676	$116,791

The deferred tax assets and liabilities were comprised of the following components at December 31, 2018 and 2017 (in thousands):

	2018
	Federal	State	Foreign	Total
Net operating losses	$—	$123,951	$2,995	$126,946
Deferred revenue, net	48	391	39,272	39,711
Stock compensation	3,273	1,764	—	5,037
Patent amortization	18,508	12	—	18,520
Depreciation	271	(25)	—	246
Other-than-temporary impairment	422	68	—	490
Other accrued liabilities	2,743	238	—	2,981
Other employee benefits	5,380	1,025	—	6,405
	30,645	127,424	42,267	200,336
Less: valuation allowance	—	(122,163)	(2,995)	(125,158)
Net deferred tax asset	$30,645	$5,261	$39,272	$75,178

	2017
	Federal	State	Foreign	Total
Net operating losses	$1,804	$122,364	$988	$125,156
Deferred revenue, net	9,058	35	29,189	38,282
Stock compensation	6,643	2,293	—	8,936
Patent amortization	16,052	7	—	16,059
Depreciation	(214)	(65)	—	(279)
Other accrued liabilities	268	(26)	—	242
Other-than-temporary impairment	379	71	—	450
Other employee benefits	3,449	649	—	4,098
	37,439	125,328	30,177	192,944
Less: valuation allowance	(1,773)	(121,155)	(988)	(123,916)
Net deferred tax asset	$35,666	$4,173	$29,189	$69,028

Note: Included within the balance sheet, but not reflected in the tables are deferred tax assets primarily related to foreign withholding taxes that are expected to be paid within the next twelve months of $1.5 million and $14.9 million as of December 31, 2018 and December 31, 2017, respectively.
The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Tax at U.S. statutory rate	21.0%	35.0%	35.0%
State tax provision	(8.9)%	—%	(0.1)%
Effects of rates different than statutory	(1.4)%	—%	—%
Change in federal and state valuation allowance	8.5%	0.5%	0.1%
Research and development tax credits	(4.3)%	(0.8)%	(0.5)%
Uncertain tax positions	3.9%	(2.4)%	2.1%
Permanent differences	4.9%	1.0%	0.6%
Domestic production activities deduction	—%	(2.0)%	(9.8)%
Stock compensation	(5.0)%	(4.0)%	—%
Rate change (a)	—%	14.6%	—%
Foreign derived intangible income deduction (b)	(56.3)%	—%	—%
Amended return benefit	(49.4)%	—%	—%
Other	1.5%	(0.3)%	0.3%
Total tax provision (benefit) (c)	(85.5)%	41.6%	27.7%

(a) In 2017, the inclusion of the revaluation of the deferred tax assets attributable to the TCJA signed into law in December 2017 increased the tax provision by 14.6%.
(b) In 2018, the new Foreign Derived Intangible Income ("FDII") deduction that was enacted as part of the TCJA decreased the tax provision by 56.3%.
(c) In 2016, the inclusion of benefits associated with domestic production activities, net of uncertain tax provisions, related to prior years reduced the tax provision by 5.6%.
Income Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. The TCJA significantly revised the U.S. corporate income tax regime by, among other things: lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018; imposing a 13.1% tax rate on income that qualifies as FDII; repealing the deduction for domestic production activities; implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company is continually monitoring IRS regulations and guidance on tax reform, specifically as it relates to income that qualifies for the favorable FDII rate. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
As a result of the TCJA, we recorded a tax benefit of $18.0 million in 2018 due to our income qualifying for the favorable FDII rate. During 2017, we recorded a tax charge of $42.6 million due to a re-measurement of deferred tax assets and liabilities. On a go-forward basis, we expect a significant portion of our income to qualify as FDII and thus be subject to the 13.1% tax rate.
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. We believe it is more likely than not that the majority of our state net operating losses and net operating losses in France will not be utilized; therefore we have maintained a near full valuation allowance against our state and French net operating losses as of December 31, 2018. All other deferred tax assets are fully benefited.
Uncertain Income Tax Positions
As of December 31, 2018, 2017 and 2016, we had $4.4 million, $3.3 million and $10.4 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2018, we established a reserve of $1.1 million related to the recognition of the 2006 to 2010 research and development credits and manufacturing deduction credits.

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
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2016 through 2018 (in thousands):

	2018	2017	2016
Balance as of January 1	$3,252	$10,397	$1,469
Tax positions related to current year:
Additions	73	1,009	3,209
Reductions	—	—	—
Tax positions related to prior years:
Additions	1,054	—	6,281
Reductions	(27)	(1,610)	—
Settlements	—	(6,544)	(562)
Lapses in statues of limitations	—	—	—
Balance as of December 31	$4,352	$3,252	$10,397
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For certain positions that related to years prior to 2018, we have recorded approximately $0.1 million of accrued interest during 2018 and 2017.
The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2011 to the present are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2021. Excluding the Competent Authority Proceeding described in the section below, specific tax treaty procedures remain open for certain jurisdictions for 2006 and for 2014 to the present. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years. The total amount of state net operating losses is $1.7 billion. In November 2018, the Company received notice that its 2016 U.S. Federal income tax return will be subject to audit. In December 2018, the Company received a notice of proposed assessment related to an ongoing audit of its California tax returns for 2013 through 2015. The Company filed a protest to the California assessment in February 2019.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties and state taxes when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2018, 2017 and 2016, we paid $25.1 million, $46.7 million and $79.9 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2006 and 2018, we paid approximately $177.5 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.

On July 24, 2018, the Company received notification that its request for competent authority pertaining to Article 27 (Mutual Agreement 14 Table of Contents Procedure) of the United States-Republic of Korea Income Tax Convention had been reviewed by the IRS and an agreement had been reached (the "Competent Authority Proceeding"). As a result of this agreement, the Company received refunds of $97.4 million, inclusive of interest. In addition, we have recorded a net tax benefit of $14.7 million in our full year 2018 results related to an anticipated refund the Company expects to receive as a result of amending tax returns for tax years covered by this agreement.

15.	NET INCOME PER SHARE
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

	For the Year Ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$63,868	$63,868	$174,293	$174,293	$309,001	$309,001
Denominator:
Weighted-average shares outstanding: Basic	34,491	34,491	34,605	34,605	34,526	34,526
Dilutive effect of stock options, RSUs and convertible securities		816		1,174		663
Weighted-average shares outstanding: Diluted		35,307		35,779		35,189
Earnings Per Share:
Net income: Basic	$1.85	1.85	$5.04	5.04	$8.95	8.95
Dilutive effect of stock options, RSUs and convertible securities		(0.04)		(0.17)		(0.17)
Net income: Diluted		$1.81		$4.87		$8.78
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for the years ended December 31, 2018, 2017 and 2016, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Restricted stock units and stock options	25	19	110
Convertible securities	—	—	4,366
Warrants	4,404	—	6,534
Total	4,429	19	11,010

16.	EQUITY TRANSACTIONS
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “2014 Repurchase Program”). In June 2015, September 2017 and December 2018, our Board of Directors authorized three $100 million increases to the program, respectively, bringing the total amount of the 2014 Repurchase Program to $600 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.
The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, in thousands. As of December 31, 2018, there was approximately $168.1 million remaining under the stock repurchase authorization.

	2014 Repurchase Program
	# of Shares	Value
2018	1,478	$110,505
2017	107	$7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	8,279	$431,918
Dividends
Cash dividends on outstanding common stock declared in 2018 and 2017 were as follows (in thousands, except per share data):

2018	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$12,124	$12,124
Second quarter	0.35	12,192	24,316
Third quarter	0.35	11,996	36,312
Fourth quarter	0.35	11,610	47,922
	$1.40	$47,922

2017
First quarter	$0.30	$10,404	$10,404
Second quarter	0.30	10,413	20,817
Third quarter	0.35	12,149	32,966
Fourth quarter	0.35	12,156	45,122
	$1.30	$45,122
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
Common Stock Warrants
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million shares of our common stock, respectively, subject to customary anti-dilution adjustments. As of December 31, 2018, the warrants had a strike price of approximately $86.99 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three-and-a-half-month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.

17.	OTHER (EXPENSE) INCOME
Other expense is comprised of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Interest expense	$(35,956)	$(17,845)	$(21,126)
Interest and investment income	14,590	8,488	3,748
Other	(9,171)	252	2,343
	$(30,537)	$(9,105)	$(15,035)

18.	SELECTED QUARTERLY RESULTS (UNAUDITED)
The table below presents quarterly data for the years ended December 31, 2018 and 2017. Quarterly revenue within the year ended December 31, 2018 is presented in accordance with ASC 606, and quarterly revenue within the year ended December 31, 2017 is presented in accordance with ASC 605.

	First	Second	Third	Fourth
	(In thousands, except per share amounts, unaudited)
2018
Revenues (a)	$87,444	$69,555	$75,079	$75,326
Net income applicable to InterDigital, Inc.'s common shareholders	$29,925	$10,706	$21,407	$1,830
Net income per common share — basic	$0.86	$0.31	$0.62	$0.05
Net income per common share — diluted	$0.84	$0.30	$0.60	$0.05
2017
Revenues (b)	$94,530	$135,779	$97,325	$205,304
Net income applicable to InterDigital, Inc.'s common shareholders	$33,756	$52,499	$35,536	$52,502
Net income per common share — basic	$0.98	$1.51	$1.02	$1.52
Net income per common share — diluted	$0.93	$1.46	$1.00	$1.48

(a)
In 2018, we recognized $26.3 million of non-current patent royalties primarily attributable to the Kyocera and Signal Trust for Wireless Innovation patent license agreements, both signed in first quarter 2018.

(b) In 2017, we recognized $162.9 million of non-current patent royalties primarily attributable to the LG patent license agreement, the recognition of a prepayment balance remaining under a patent license agreement that expired in fourth quarter 2017 and our second quarter 2017 settlement agreement with Microsoft Corporation.

19.	VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of two variable interest entities. As of December 31, 2018, the combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet were $29.9 million and $6.1 million, respectively. Assets included $11.7 million of cash and cash equivalents, $1.3 million of accounts receivable, $14.4 million of patents, net, and $2.5 million of other non-current assets. As of December 31, 2017, the combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet were $34.4 million and $0.2 million, respectively. Assets included $23.3 million of cash and cash equivalents and $11.1 million of patents, net. We recognized $10.0 million of non-current patent royalties during the year ended December 31, 2018 related to a patent license agreement signed by the Signal Trust for Wireless Innovation (the “Signal Trust”).
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2018 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity.  Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.  SCP IP Investment LLC, an affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we are the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the years ended December 31, 2018, 2017 and 2016, we have allocated approximately $4.4 million, $3.6 million and $3.5 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
In 2013, we established the Signal Trust, the goal of which is to monetize a large InterDigital patent portfolio related to cellular infrastructure. The more than 500 patents and patent applications transferred from InterDigital to the Signal Trust focus primarily on 3G and LTE technologies, and were developed by InterDigital's engineers and researchers over more than a decade, with a number of the innovations contributed to the worldwide standards process.
The distributions from the Signal Trust will support continued research related to cellular wireless technologies.  A small portion of the proceeds from the Signal Trust will be used to fund, through the Signal Foundation for Wireless Innovation, scholarly analysis of intellectual property rights and the technological, commercial and creative innovations they facilitate. The Signal Trust is a variable interest entity. Based on the terms of the Trust Agreement, we previously determined that we are the primary beneficiary for accounting purposes and must consolidate the Signal Trust.

20.	SUBSEQUENT EVENTS
On February 11, 2019, we announced that we had made a binding offer to acquire the R&I unit of Technicolor SA. R&I is a premier research lab that conducts fundamental research into video coding, IoT and smart home, imaging sciences, AR and VR and artificial intelligence and machine learning technologies. After completing the required prior consultation with Technicolor’s works council, the companies expect to execute a definitive acquisition agreement, the terms of which have been negotiated. The transaction is expected to close in mid-2019, subject to customary closing conditions.
As consideration for the acquisition, the parties have agreed to terminate the jointly-funded R&D collaboration that was entered into as part of the Technicolor Acquisition. In addition, Technicolor has agreed to reduce its rights to a revenue-sharing arrangement announced as part of the Technicolor Acquisition. There is no cash consideration for the transaction.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

As discussed in Note 5 to the consolidated financial statements, in July 2018, the Company completed the Technicolor Acquisition. The Company began to integrate the acquisition into our internal control over financial reporting structure subsequent to the acquisition date. As permitted by the SEC, management has elected to exclude this acquisition from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The Technicolor Acquisition constituted 2.5% of the Company’s assets as of December 31, 2018, and 1.5% of the Company’s revenues for the year then ended.
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2019 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

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
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2018 valuation allowance for deferred tax assets	$123,916	$1,568	(a)	$(326)	$125,158
2017 valuation allowance for deferred tax assets	$89,815	$34,430	(b)	$(329)	$123,916
2016 valuation allowance for deferred tax assets	$81,893	$7,922	(a)	$—	$89,815
2018 reserve for uncollectible accounts	$456	$237	(c)	$—	$693
2017 reserve for uncollectible accounts	$—	$456		$—	$456
2016 reserve for uncollectible accounts	$—	$—		$—	$—

(a)	The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(b)
The increase was primarily a result of the Tax Cut and Jobs Act signed into law in December of 2017. There was also a release of a state VA during the year that ran through tax expense. The remainder of the increase was necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and did not result in additional tax expense.

(c)	The increase relates to recording a reserve for uncollectible accounts of $0.7 million in 2018, partially offset by the write-off of a previously recorded reserve.
(3)Exhibits.
See Item 15(b) below.
(b)

Exhibit Number	Exhibit Description
*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. ("InterDigital") (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated June 7, 2011).
*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K dated January 30, 2015).
*4.1	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Quarterly Report on Form 10-Q dated April 28, 2011).
*4.2	Indenture, dated March 11, 2015, between InterDigital and the Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*4.3	Form of 1.50% Senior Convertible Note due 2020 (Exhibit 4.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
Real Estate Leases
*10.1	Lease Agreement effective March 1, 2012 by and between InterDigital and Musref Bellevue Parkway, LP (Exhibit 10.5 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2012).
Benefit Plans

†*10.2	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991). (P)
†*10.3	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital's Quarterly Report on Form 10-Q dated August 14, 2000).
†*10.4	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.5	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2009 (File No. 333-159743)).
†*10.6	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 26, 2013).
†*10.7	2015 Amendment to 2009 Stock Incentive Plan, effective as of June 11, 2015 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated July 30, 2015).
†*10.8	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (LTCP Award) (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated January 28, 2013).
†*10.9	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Time-Based Restricted Stock Units (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated April 29, 2015).
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
†*10.18
2017 Equity Incentive Plan, Form of Agreement for Restricted Stock Unit Awards to Non-Employee Directors (Exhibit 10.18 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2017 dated February 22, 2018).

†*10.19	Compensation Program for Non-Management Directors (as amended June 2016) (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q dated August 2, 2016).
†*10.20	Compensation Program for Non-Management Directors (as amended March 2017) (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 3, 2017).
†*10.21	Designated Employee Incentive Separation Pay Plan and Summary Plan Description (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q dated October 25, 2012).
†*10.22	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).
†*10.23	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Restricted Stock Unit Awards (Exhibit 10.1 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).
†*10.24	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Stock Option Awards (Exhibit 10.2 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).

†*10.25	2017 Equity Incentive Plan, Form of Agreement for Time-Based Restricted Stock Unit Awards (revised October 2018) (Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q dated November 1, 2018).
†*10.26
2017 Equity Incentive Plan, Form of Agreement for Performance-Based Restricted Stock Unit Awards (revised October 2018) (Exhibit 10.4 to InterDigital’s Quarterly Report on Form 10-Q dated November 1, 2018).

†*10.27	2017 Equity Incentive Plan, Form of Agreement for Stock Option Awards (revised October 2018) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q dated November 1, 2018).
†*10.28	InterDigital Inc. Executive Severance and Change in Control Policy (Exhibit 10.6 to InterDigital’s Quarterly Report on Form 10-Q dated November 1, 2018).
Employment-Related Agreements
†*10.29
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

†*10.30
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

†*10.31	Employment Agreement dated March 14, 2013 between InterDigital and William J. Merritt (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.32	Employment Agreement dated March 14, 2013 between InterDigital and Richard Brezski (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.33	Employment Agreement dated March 14, 2013 between InterDigital and Jannie Lau (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.34	Employment Agreement dated March 14, 2013 between InterDigital and Scott McQuilkin (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.35	Employment Agreement dated March 14, 2013 between InterDigital and James Nolan (Exhibit 10.5 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.36	Employment Agreement dated March 14, 2013 between InterDigital and Lawrence F. Shay (Exhibit 10.6 to InterDigital's Current Report on Form 8-K dated March 19, 2013).
†*10.37
Retirement & Transition Agreement and Release by and between Scott McQuilkin and InterDigital, Inc. dated April 2, 2018 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated April 26, 2018).

†*10.38
Retirement & Transition Agreement and Release by and between Lawrence F. Shay and InterDigital, Inc. dated April 2, 2018 (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q dated April 26, 2018).

†*10.39	Offer Letter Between InterDigital and Kai Oistamo dated October 10, 2018 (Exhibit 10.7 to InterDigital’s Quarterly Report on Form 10-Q dated November 1, 2018).
Other Material Contracts
*10.40	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*10.41	Form of Warrant Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
101
The following financial information from InterDigital's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

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
INTERDIGITAL, INC.

Date: February 21, 2019	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2019	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 21, 2019	/s/ Joan H. Gillman
Joan H. Gillman, Director

Date: February 21, 2019	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 21, 2019	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 21, 2019	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 21, 2019	/s/ Philip P. Trahanas
Philip P. Trahanas, Director

Date: February 21, 2019	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2019	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer)