Form 10-Q
period 2019-03-31
InterDigital, Inc.
filed 2019-05-02
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(302) 281-3600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IDCC	NASDAQ Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	31,723,827
Title of Class	Outstanding at April 29, 2019

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2019	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$503,240	$475,056
Short-term investments	289,805	470,724
Accounts receivable, less allowances of $537 and $693	33,322	35,032
Prepaid and other current assets	49,579	43,438
Total current assets	875,946	1,024,250
PROPERTY AND EQUIPMENT, NET	10,581	10,051
PATENTS, NET	446,716	454,567
DEFERRED TAX ASSETS	79,766	77,225
OTHER NON-CURRENT ASSETS	66,742	60,465
	603,805	602,308
TOTAL ASSETS	$1,479,751	$1,626,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$302,514	$—
Accounts payable	22,875	19,367
Accrued compensation and related expenses	15,649	26,838
Deferred revenue	84,816	111,672
Taxes payable	7	1,508
Dividends payable	11,195	11,627
Other accrued expenses	11,097	8,383
Total current liabilities	448,153	179,395
LONG-TERM DEBT	19,061	317,377
LONG-TERM DEFERRED REVENUE	138,567	157,634
OTHER LONG-TERM LIABILITIES	48,457	34,139
TOTAL LIABILITIES	654,238	688,545
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,250 and 71,134 shares issued and 32,060 and 33,529 shares outstanding	712	711
Additional paid-in capital	683,615	685,512
Retained earnings	1,421,884	1,435,970
Accumulated other comprehensive loss	(1,426)	(2,471)
	2,104,785	2,119,722
Treasury stock, 39,190 and 37,605 shares of common held at cost	1,291,979	1,182,993
Total InterDigital, Inc. shareholders’ equity	812,806	936,729
Noncontrolling interest	12,707	1,284
Total equity	825,513	938,013
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,479,751	$1,626,558

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018
REVENUES:
Patent licensing royalties	$66,378	$87,098
Technology solutions	2,028	346
Patent sales	225	—
	68,631	87,444

OPERATING EXPENSES:
Patent administration and licensing	36,071	26,916
Development	18,495	16,174
Selling, general and administrative	14,215	14,204
	68,781	57,294

Income (loss) from operations	(150)	30,150

OTHER EXPENSE (NET)	(5,863)	(6,336)
Income (loss) before income taxes	(6,013)	23,814
INCOME TAX BENEFIT	1,799	4,915
NET INCOME (LOSS)	$(4,214)	$28,729
Net loss attributable to noncontrolling interest	(1,411)	(1,501)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERDIGITAL, INC.	$(2,803)	$30,230
NET INCOME (LOSS) PER COMMON SHARE — BASIC	$(0.09)	$0.87
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	32,611	34,641
NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$(0.09)	$0.85
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	32,611	35,606

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018
Net income (loss)	$(4,214)	$28,729
Unrealized gain (loss) on investments, net of tax	1,045	(1,747)
Comprehensive income (loss)	$(3,169)	$26,982
Comprehensive loss attributable to noncontrolling interest	(1,411)	(1,501)
Total comprehensive income (loss) attributable to InterDigital, Inc.	$(1,758)	$28,483

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2017	70,749	$707	$680,040	$1,257,632	$(2,083)	36,127	$(1,072,488)	$9,340	$873,148
Cumulative effect of change in accounting principle	—	—	—	161,701	(449)	—	—	—	161,252
Net income attributable to InterDigital, Inc.	—	—	—	30,230	—	—	—	—	30,230
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,501)	(1,501)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(1,747)	—	—	—	(1,747)
Dividends declared ($0.35 per share)	—	—	115	(12,280)	—	—	—	—	(12,165)
Issuance of common stock, net	208	2	(8,279)	—	—	—	—	—	(8,277)
Amortization of unearned compensation	—	—	816	—	—	—	—	—	816
Repurchase of common stock	—	—	—	—	—	84	(6,024)	—	(6,024)
BALANCE, MARCH 31, 2018	70,957	$709	$672,692	$1,437,283	$(4,279)	36,211	$(1,078,512)	$7,839	$1,035,732

BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net loss attributable to InterDigital, Inc.	—	—	—	(2,803)	—	—	—	—	(2,803)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	12,834	12,834
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,411)	(1,411)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,045	—	—	—	1,045
Dividends declared ($0.35 per share)	—	—	103	(11,283)	—	—	—	—	(11,180)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of common stock, net	116	1	(4,098)	—	—	—	—	—	(4,097)
Amortization of unearned compensation	—	—	2,096	—	—	—	—	—	2,096
Repurchase of common stock	—	—	—	—	—	1,585	(108,986)	—	(108,986)
BALANCE, MARCH 31, 2019	71,250	$712	$683,615	$1,421,884	$(1,426)	39,190	$(1,291,979)	$12,707	$825,513

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,214)	$28,729
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,514	14,699
Non-cash interest expense, net	4,082	3,380
Non-cash change in fair-value	710	—
Change in deferred revenue	(43,423)	(45,292)
Deferred income taxes	(2,801)	(5,551)
Share-based compensation	2,096	816
Other	624	(4)
(Increase) decrease in assets:
Receivables	1,725	24,396
Deferred charges and other assets	642	(9,100)
Increase (decrease) in liabilities:
Accounts payable	6,169	1,083
Accrued compensation and other expenses	(13,404)	(7,781)
Accrued taxes payable and other tax contingencies	(1,501)	(5,970)
Net cash used in operating activities	(30,781)	(595)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(707)	(94,134)
Sales of short-term investments	183,809	118,336
Purchases of property and equipment	(1,584)	(399)
Capitalized patent costs	(8,481)	(8,035)
Long-term investments	—	(4,250)
Net cash provided by investing activities	173,037	11,518
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	2	—
Proceeds from non-controlling interests	10,333	—
Dividends paid	(11,629)	(12,155)
Taxes withheld upon restricted stock unit vestings	(4,097)	(8,277)
Repurchase of common stock	(108,986)	(6,024)
Net cash used in financing activities	(114,377)	(26,456)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27,879	(15,533)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	488,733	433,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$516,612	$417,481
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,370	2,370
Income taxes paid, including foreign withholding taxes	3,196	8,053
Non-cash investing and financing activities:
Dividend payable	11,195	12,164
Increases in noncontrolling interests	2,500	—
Accrued capitalized patent costs, acquisition of patents and property and equipment	(1,056)	(2,286)

Refer to Note 2, "Leases" for information regarding the impact of our adoption of the new leases accounting standard, ASC 842, and Note 8, "Cash, Concentration of Credit Risk, and Fair Value of Financial Instruments" for a reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets.

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2019, and the results of our operations for the three months ended March 31, 2019 and 2018 and our cash flows for the three months ended March 31, 2019 and 2018. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019. Definitions of capitalized terms not defined herein appear within our 2018 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2018 Form 10-K, except as indicated in Note 2, "Leases".
Prior Periods' Financial Statement Revision
In connection with the preparation of the condensed consolidated financial statements as of and for the three months ended March 31, 2019, it was identified that we incorrectly attributed tax benefit to the net loss attributable to noncontrolling interest in our presentation of noncontrolling interest.
We assessed the materiality of this misstatement on prior periods’ financial statements in accordance with ASC Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded it was not material to any prior annual or interim periods. In accordance with ASC 250, we have corrected our presentation of noncontrolling interest for all prior periods presented in this Form 10-Q by revising the condensed consolidated financial statements and other consolidated financial information included herein. We will continue to present the prior periods on this revised basis to the extent we present such prior periods in future filings. Refer to Note 11 for additional information on the revision.
New Accounting Guidance
Accounting Standards Update: Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance. Refer to Note 2, "Leases," for information regarding our adoption of this guidance effective January 1, 2019 and a discussion of the impact to information presented herein, as well as additional required disclosures under the new guidance.
Accounting Standards Update: Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, "Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We adopted this guidance in first quarter 2019 and it did not have a material impact on our consolidated financial statements.
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
2. LEASES
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (or "ASC 842"), which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance ("ASC 840"). The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months, and also changes the definition of a lease and expands the disclosure requirements of lease arrangements.
The Company adopted this guidance on January 1, 2019 using the modified retrospective transition effective date method. As part of that adoption, we have elected the package of three practical expedients, which includes the following: an entity may elect not to reassess whether expired or existing contracts contain a lease under the revised definition of a lease, an entity may elect not to reassess the lease classification for expired or existing leases, and an entity may elect not to reassess whether previously capitalized initial direct costs would qualify for capitalization. The Company has elected not to utilize the hindsight expedient in determining the lease term, and to not record leases with an initial term of 12 months or less on our balance sheet. Additionally, the Company has elected to account for lease components and non-lease components as a single lease component for all asset classes. Lease expense is recognized over the expected term on a straight-line basis. The adoption did not have a material impact on the Company's condensed consolidated statements of income or cash flows.
The Company enters into operating leases primarily for real estate to support research and development sites and general office space in North America, with additional locations in Europe and Asia. The Company does not currently have any finance leases. Certain of our leases include options to extend the lease at our discretion at the end of the lease term, or early terminate the lease subject to certain conditions and penalties. We do not include any renewal options in our lease terms for calculating our lease liabilities as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and, as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available at lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We utilized the incremental borrowing rate as of January 1, 2019, our adoption date, for operating leases that commenced prior to that date. Upon our adoption of ASU 2016-02, the Company recorded the following operating lease right-of-use assets and operating lease liabilities as of January 1, 2019. Additionally, the table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2019 (in thousands):

	Balance Sheet Classification	January 1, 2019	March 31, 2019
Assets
Operating lease right-of-use assets, net	Other Non-current Assets	$13,634	$12,898
Total Lease Assets		$13,634	$12,898

Liabilities
Operating lease liabilities - Current	Other Accrued Expenses	$3,519	$3,382
Operating lease liabilities - Noncurrent	Other Long-Term Liabilities	13,652	12,915
Total Lease Liabilities		$17,171	$16,297
The components of lease costs which were included within operating expenses in our condensed consolidated statements of income were as follows (in thousands):

Three months ended March 31,
2019
Operating lease cost	$1,009
Short-term lease cost	212
Variable lease cost	314
For the three months ended March 31, 2019, sublease income was insignificant. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $1.1 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows. As of March 31, 2019, the weighted average remaining operating lease term was 6.0 years and the weighted average discount rate used to determine the operating lease liabilities was 6.4%. The maturities of our operating lease liabilities as of March 31, 2019 under ASC 842, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities	March 31, 2019
Remainder 2019	$3,395
2020	3,311
2021	2,805
2022	2,839
2023	2,103
Thereafter	5,428
Total lease payments	$19,881
Less: Imputed interest	(3,584)
Present value of lease liabilities	$16,297

The undiscounted maturities of our operating leases as of December 31, 2018 under ASC 840, including short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Leases	December 31, 2018
2019	$5,362
2020	3,386
2021	2,883
2022	2,920
2023	2,184
Thereafter	5,582

3. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	Increase/(Decrease)
Variable patent royalty revenue	$9,280	$6,083	$3,197	53%
Fixed-fee royalty revenue	62,873	57,671	5,202	9%
Current patent royalties [a]	72,153	63,754	8,399	13%
Non-current patent royalties [b]	(5,775)	23,344	(29,119)	(125)%
Total patent royalties	66,378	87,098	(20,720)	(24)%
Current technology solutions revenue [a]	2,028	346	1,682	486%
Patent sales [b]	225	—	225	—%
Total revenue	$68,631	$87,444	$(18,813)	(22)%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
    During first quarter 2019, we recognized $55.9 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2019, we had contract assets of $24.8 million and $1.3 million included within accounts receivable and other non-current assets, respectively. As of December 31, 2018, we had contract assets of $19.7 million and $5.5 million included within accounts receivable and other non-current assets, respectively.
Contracted Revenue
Based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of March 31, 2019, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue
Remainder 2019	$189,375
2020	248,250
2021	178,583
2022	85,228
2023	—
4. INCOME TAXES
In first quarter 2019, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 29.9%. This is compared to an effective tax rate benefit of 20.6% based on the statutory federal tax rate net of discrete federal and state taxes during first quarter 2018. During first quarter 2018, we recorded discrete benefits of $3.4 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative.  The effective tax rate would have been a benefit of 6.3% not including these discrete benefits.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"). The reduction in benefit is primarily related to the differences in our FDII deduction between the periods. The difference in the FDII deduction between the periods was driven by the timing of income between book and tax mostly related to revenue recognition. On March 6, 2019, the IRS issued proposed regulations for FDII. The Company is currently evaluating the impact of the proposed regulations and will record the impact, if any, as applicable.
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
During first quarter 2019 and 2018, we paid approximately $3.1 million and $7.8 million, respectively, of foreign source withholding tax. Additionally, as of March 31, 2019 and December 31, 2018, we included less than $0.1 million and $1.5 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
5. NET INCOME (LOSS) PER SHARE
Basic Earnings Per Share ("EPS") is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income (loss) per share computation (in thousands, except for per share data):

	Three months ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) applicable to InterDigital, Inc.	$(2,803)	$(2,803)	$30,230	$30,230
Denominator:
Weighted-average shares outstanding: Basic	32,611	32,611	34,641	34,641
Dilutive effect of stock options, RSUs, convertible securities and warrants		—		965
Weighted-average shares outstanding: Diluted		32,611		35,606
Earnings Per Share:
Net income (loss) per common share: Basic	$(0.09)	$(0.09)	$0.87	$0.87
Dilutive effect of stock options, RSUs, convertible securities and warrants		—		(0.02)
Net income (loss) per common share: Diluted		$(0.09)		$0.85
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of EPS because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock and, as a result, the effect of such exercise or conversion would have been anti-dilutive.
Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of EPS for the periods presented (in thousands). For the three months ended March 31, 2019, the effects of all potentially dilutive securities were excluded from the computation of diluted EPS as a result of the net loss reported in the period.

	Three months ended March 31,
	2019	2018
Restricted stock units and stock options	402	25
Convertible securities	4,440	—
Warrants	4,440	4,403
Total	9,282	4,428

Convertible Notes
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's 1.50% Senior Convertible Notes due 2020 (for purposes of this discussion, the "Convertible Notes") ($71.17 per share as of March 31, 2019) or above the strike price of our outstanding warrants ($86.99 per share as of March 31, 2019), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. See Note 9, "Long-Term Debt," for additional information about the Convertible Notes and warrants.
6. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS (OTHER THAN DE DISTRICT COURT ACTIONS RELATED TO USITC PROCEEDINGS)
Asustek Actions
On April 15, 2015, Asustek Computer Incorporated (“Asus”) filed a complaint in the U.S. District Court for the Northern District of California (the “CA Northern District Court”) against InterDigital, Inc., and its subsidiaries InterDigital Communications, Inc., InterDigital Technology Corporation, IPR Licensing, Inc., and InterDigital Patent Holdings, Inc. The complaint asserted the following causes of action: violation of Section Two of the Sherman Act, violation of Section 17200 of the California Business and Professions Code, breach of contract resulting from ongoing negotiations, breach of contract leading to and resulting in the parties’ April 2008 patent license agreement (the “2008 Asus PLA”), promissory estoppel, waiver, and fraudulent inducement to contract. Among other allegations, Asus alleged that InterDigital breached its commitment to be prepared to grant licenses to its standards-essential patents on fair, reasonable and non-discriminatory (“FRAND”) terms and conditions. As relief, Asus sought a judgment that the 2008 Asus PLA is void or unenforceable, damages in the amount of excess royalties Asus paid under the 2008 Asus PLA plus interest, a judgment setting the proper FRAND terms and conditions for InterDigital’s patent portfolio, an order requiring InterDigital to grant Asus a license on FRAND terms and conditions, and punitive damages and other relief.
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
On July 14, 2016, Asus filed a motion to lift the stay in the CA Northern District Court proceeding along with a notice of the arbitral tribunal’s decision on arbitrability, informing the court of the arbitrators’ decision that, other than InterDigital’s breach of contract claims and Asus’s fraudulent inducement claim, no other claim or counterclaim was arbitrable. Asus then filed in the CA Northern District Court an amended complaint on August 18, 2016. This amended complaint included all of the claims in Asus’s first CA Northern District Court complaint except fraudulent inducement and added a claim of violation of the Delaware Consumer Fraud Act. It sought the same relief as its first CA Northern District Court complaint, but also sought a ruling that each of InterDigital’s patents “declared [to standards-setting organizations] to be essential or potentially essential” be unenforceable and any contracts InterDigital entered into in furtherance of its unlawful conduct be void. On September 8, 2016, InterDigital filed its answer and counterclaims to Asus’s amended complaint. It denied Asus’s claims and filed a counterclaim for declaratory judgment that Asus’s tort claims were invalid or preempted as applied under the First Amendment to the U.S. Constitution, the Patent Clause of the U.S. Constitution, and Title 35 of the U.S. Code. On September 28, 2016, Asus answered and denied InterDigital’s counterclaims.
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
On April 17, 2018, the parties served opening expert reports in the CA Northern District Court proceeding. Asus’s damages expert contended that Asus was owed damages in the amount of $75.9 million based on its claims that InterDigital charged royalties inconsistent with its FRAND commitments. Those damages, which represented a substantial portion of the royalties paid by Asus through third quarter 2017, did not reflect Asus’s most recent royalty payments. Asus also sought interest, costs and attorneys’ fees, as well as, in connection with its Sherman Act claim, treble damages.
On August 16, 2018, the parties filed motions for summary judgment in the CA Northern District Court proceeding. The parties filed oppositions on September 13, 2018 and replies on September 27, 2018, and the court held an oral argument on October 11, 2018.
On December 20, 2018, the CA Northern District Court issued an order on the parties’ motions for summary judgment. InterDigital’s motion was granted in part and denied in part, and Asus’s motion was denied in its entirety. The court: (1) granted summary judgment that Asus was judicially estopped from arguing that the 2008 Asus PLA is not FRAND compliant in light of Asus’s prior inconsistent positions; (2) denied to the extent ruled on by the court InterDigital’s motion that issue preclusion prevented Asus from re-litigating issues decided in the arbitration; (3) granted summary judgment that Asus could not invalidate the 2008 Asus PLA on the theory that, even if FRAND when signed, the 2008 Asus PLA became non-FRAND thereafter; (4) denied InterDigital’s motion for summary judgment that Asus’s Sherman Act claim failed as a matter of law; and (5) granted summary judgment that Asus’s promissory estoppel and California UCL claims failed as a matter of law. In addition, the court denied Asus’s motion for summary judgment that, as a matter of law, InterDigital breached its contractual obligation to license its essential patents on FRAND terms and conditions by engaging in discriminatory licensing practices. As a result of the summary judgment order, Asus’ claims of breach of contract leading to and resulting in the 2008 Asus PLA, promissory estoppel, and California UCL claims were dismissed from the case. On December 21, 2018, the court referred the case to a magistrate judge for a settlement conference. The settlement conference was held on February 14, 2019, but a settlement was not reached at that time.

In light of the court's ruling that Asus was judicially estopped from arguing that the 2008 Asus PLA was not FRAND compliant, on March 11, 2019, Asus revised its damages calculations downward, and updated the calculations to include sales through 2018. Asus was seeking damages for what it called “4G capable products” in the amount of $58.3 million for sales through 2018. Any damages attributable to a violation of the Sherman Act would have been subject to mandatory trebling, as well as an award of reasonable attorneys’ fees.

On April 4, 2019, Asus informed the court that it would not be proceeding to trial on its waiver and Delaware Consumer Fraud Act claims. A jury trial on Asus’ remaining claims--violation of Section 2 of the Sherman Act and breach of contract resulting from ongoing negotiations--was scheduled to commence on May 6, 2019, in the CA Northern District Court.

On April 9, 2019, the parties participated in another court-mandated settlement conference. On April 12, 2019, certain subsidiaries of InterDigital entered into a Settlement Agreement and First Amendment to the Patent License Agreement with Asus (the “Asus Settlement Agreement”), pursuant to which, among other things, the parties agreed to a multi-year amendment to the 2008 Asus PLA that added coverage for 4G technologies and amended certain other terms. The parties also agreed to dismiss all outstanding litigation and other proceedings among the parties, including, without limitation, the action in the CA Northern District Court described herein. The results of the settlement are reflected in our condensed consolidated financial statements for the three months ended March 31, 2019. The terms and conditions of the Asus Settlement Agreement are confidential. The action in the CA Northern District Court was dismissed on April 15, 2019, and there are no further proceedings in this matter.
2019 Huawei China Proceeding
On January 3, 2019, InterDigital was notified that a civil complaint was filed on January 2, 2019, by Huawei Technologies Co., Ltd. and certain of its subsidiaries against InterDigital, Inc. and certain of its subsidiaries in the Shenzhen

Intermediate People’s Court. The complaint seeks a ruling that the InterDigital defendants have violated an obligation to license their patents that are essential to 3G, 4G and 5G wireless telecommunication standards on FRAND terms and conditions. The complaint also seeks a determination of the terms for licensing all of the InterDigital defendants’ Chinese patents that are essential to 3G, 4G and 5G wireless telecommunication standards to the Huawei plaintiffs for the plaintiffs’ wireless terminal unit products made and/or sold in China from 2019 to 2023. InterDigital’s patent license agreement with Huawei expired on December 31, 2018.
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

The commitments contained in item 3 above will expire five years from the effective date of the suspension of the investigation, or May 22, 2019. With the consolidation of China’s anti-monopoly enforcement authorities into the State Administration for Market Regulation (“SAMR”) in April 2018, SAMR is now responsible for overseeing InterDigital’s commitments.
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
On December 23, 2013, InterDigital and Huawei reached a settlement agreement to enter into binding arbitration to resolve their global patent licensing disputes.  Pursuant to the settlement agreement, InterDigital and Huawei moved to dismiss all litigation matters pending between the parties except for the now-resolved action filed by Huawei in China to set a FRAND rate for the licensing of InterDigital’s Chinese standards-essential patents. As a result, effective February 12, 2014, the Huawei Respondents were terminated from the 337-TA-868 investigation.
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
On September 14, 2015, a panel of Administrative Law Judges of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “PTAB”) issued a final written decision in two Inter Partes Review (“IPR”) cases concerning the ’244 patent. These IPR proceedings were commenced on petitions filed by ZTE Corporation and ZTE (USA) Inc. and by Microsoft Corporation, respectively. Specifically, the panel determined that a number of claims of the ’244 patent are unpatentable as obvious. IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. Oral argument in the appeal was heard on April 7, 2017. On April 20, 2017, the Federal Circuit affirmed the PTAB’s decision that most of the challenged claims of the ’244 patent are unpatentable as obvious. However, the court vacated and remanded the PTAB’s obviousness finding as to claim 8, which returned the matter to the PTAB for further proceedings as to that claim. On July 28, 2017, IPR Licensing, Inc., filed a petition for a writ of certiorari with the U.S. Supreme Court seeking to appeal the Federal Circuit decision, arguing that the petition should be held pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Greene’s Energy Group, LLC, which would later determine whether the IPR process as a whole is unconstitutional.  On October 2, 2017, ZTE filed a response to the petition for a writ of certiorari in which ZTE agreed that the petition should be held pending the Court’s decision in Oil States and then disposed of as appropriate in light of that decision.
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
The case against ZTE remains pending. On January 16, 2018, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case remain stayed so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 17, 2018. The case remains stayed pending the conclusion of the ’244 patent PTAB remand appeal, including any further proceedings.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through June 10, 2019.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2019.
7. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS
Acquisition of Technicolor's Patent Licensing Business
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor, a worldwide technology leader in the media and entertainment sector (the "Technicolor Acquisition"). The Technicolor Acquisition included the acquisition by InterDigital of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. Refer to our 2018 Form 10-K for further information on the Technicolor Acquisition.
The Technicolor Acquisition met the definition of a business combination, and as such was accounted for using the acquisition method of accounting. We allocated the fair value of consideration transferred to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We recorded the excess of the fair value of consideration transferred over the net values of these assets and liabilities as goodwill.
The amount of revenue and earnings that would have been included in the Company’s condensed consolidated statement of income for the three months ended March 31, 2018 had the acquisition date been January 1, 2017 are reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional interest expense as well as amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2017. In addition, pro forma adjustments have been made to reflect the impact of the transaction-related costs discussed above. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands):

Three Months Ended
March 31,
2018
Actual revenue	$87,444
Supplemental pro forma revenue	$90,308
Actual earnings	$30,230
Supplemental pro forma earnings	$18,087
Actual diluted earnings per share	$0.85
Supplemental pro forma diluted earnings per share	$0.51
Contingent Consideration
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
The estimated acquisition date fair value of the contingent consideration liability was determined utilizing a Monte Carlo simulation model. This fair value measurement includes significant unobservable inputs that are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 8. The contingent consideration liability is subject to re-measurement each reporting period until it has been fully paid, and any adjustments to the fair value of the contingent consideration liability are reflected within operating expenses within our condensed consolidated statements of income.

Madison Arrangement
In conjunction with the Technicolor Acquisition, effective July 30, 2018, we assumed Technicolor’s rights and obligations under a joint licensing program with Sony Corporation (“Sony”) which commenced in 2015 relating to digital televisions and standalone computer display monitors, and is referred to as the "Madison Arrangement". We also assumed Technicolor's role as sole licensing agent for the Madison Arrangement. As licensing agent, we are responsible for making decisions regarding the prosecution and maintenance of the combined patent portfolio and the licensing and enforcement of the combined patent portfolio in the field of use of digital TVs and computer display monitors on an exclusive basis during the specified term in exchange for an agent fee. The Madison Arrangement falls under the scope of ASC 808, Collaborative Arrangements (“ASC 808”). Refer to our 2018 Form 10-K for further information on the Madison Arrangement.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2019 and December 31, 2018 is disclosed within Note 8. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt shall be amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Other Expense (Net)” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2019, we recognized $0.6 million of interest expense related to this debt which was included within “Other Expense (Net)” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. Refer to Note 8 for a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018 to the captions within the condensed consolidated balance sheets.
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario in which the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB Credit, assuming they have not participated in the funding of the shortfall. As of March 31, 2019, we have not contributed any shortfall funding.
Acquisition of Technicolor's Research & Innovation Unit
On February 11, 2019, we announced that we had made a binding offer to acquire the Research & Innovation ("R&I") unit of Technicolor SA. R&I is a premier research lab that conducts fundamental research into video coding, IoT and smart home, imaging sciences, AR and VR and artificial intelligence and machine learning technologies. After completing the required prior consultation with Technicolor’s works council, the companies expect to execute a definitive acquisition agreement, the terms of which have been negotiated. The transaction is expected to close late second quarter 2019, subject to customary closing conditions.
As consideration for the acquisition, the parties have agreed to terminate the jointly funded R&D collaboration that was entered into as part of the Technicolor Acquisition. In addition, Technicolor has agreed to reduce its rights to a revenue-sharing arrangement announced as part of the Technicolor Acquisition. There is no cash consideration.
Transaction and integration related costs related to these transactions for the three months ended March 31, 2019 and 2018 were $3.0 million and $1.5 million, respectively, the majority of which were recorded within “Patent administration and licensing” and “Selling, general and administrative” expenses in the condensed consolidated statements of income.
8. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018 consisted of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018 to the captions within the condensed consolidated balance sheets (in thousands). The Company had no restricted cash balance prior to third quarter 2018.

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$503,240	$475,056
Restricted cash included within prepaid and other current assets	13,372	13,677
Total cash, cash equivalents and restricted cash	$516,612	$488,733
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of March 31, 2019 and December 31, 2018, five licensees comprised 53% and 76% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$516,612	$—	$—	$516,612
Commercial paper (b)	—	—	—	—
U.S. government securities	—	182,471	—	182,471
Corporate bonds, asset backed and other securities	—	107,334	—	107,334
Total	$516,612	$289,805	$—	$806,417
Liabilities:
Contingent consideration resulting from the Technicolor Acquisition	$—	$—	$20,510	$20,510
	$—	$—	$20,510	$20,510

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$488,733	$—	$—	$488,733
Commercial paper (b)	—	14,548	—	14,548
U.S. government securities	—	289,576	—	289,576
Corporate bonds, asset backed and other securities	—	166,600	—	166,600
	$488,733	$470,724	$—	$959,457
Liabilities:
Contingent consideration resulting from the Technicolor Acquisition	$—	$—	$19,800	$19,800
	$—	$—	$19,800	$19,800
______________________________

(a)	Primarily included within cash and cash equivalents.

(b)	As of March 31, 2019 and December 31, 2018, zero commercial paper was included within cash and cash equivalents.

Level 3 Fair Value Measurements
Contingent consideration
As discussed in Note 7, we completed the Technicolor Acquisition during third quarter 2018. In conjunction with the Technicolor Acquisition, we recognized a contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs classified as Level 3 measurements within the fair value hierarchy. We utilized a Monte Carlo simulation model to determine the estimated fair value of the contingent consideration liability. A Monte Carlo simulation uses random numbers together with volatility assumptions to generate individual paths, or trials, for variables of interest governed by a Geometric Brownian Motion in a risk-neutral framework. Level 3 significant unobservable inputs as of March 31, 2019 include the following:

Significant Unobservable Input	Ranges	Weighted Average
Risk-adjusted discount rate for revenue	13.5% - 14.2%	13.9%
Credit risk discount rate	6.2% - 8.0%	7.1%
Revenue volatility	35.0%	35.0%
Projected years of earn out	2019 - 2030	N/A
Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. Adjustments to the fair value of contingent consideration are reflected in operating expenses within our condensed consolidated statements of income.
The following table provides a reconciliation of the beginning and ending balances of our Level 3 fair value measurements from December 31, 2018 to March 31, 2019, which includes the contingent consideration liability resulting from the Technicolor Acquisition discussed further above and within Note 7. As of March 31, 2019 and December 31, 2018, the Level 3 contingent consideration liability is included within "Other long-term liabilities" in the condensed consolidated balance sheets.

Level 3 Fair Value Measurements	Contingent Consideration Liability
Balance as of December 31, 2018	$19,800
Changes in fair value recognized in the condensed consolidated statements of income	710
Reduction for payments	—
Balance as of March 31, 2019	$20,510

Fair Value of Long-Term Debt
2020 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	March 31, 2019			December 31, 2018
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$316,000	$302,514	$331,200	$316,000	$298,951	$331,595
Technicolor Acquisition Long-term Debt
As more fully disclosed in Note 7, we recognized long-term debt in conjunction with the Technicolor Acquisition. The carrying value and related estimated fair value of the Technicolor Acquisition long-term debt reported in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 was as follows (in thousands). The aggregate fair value of the Technicolor Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Acquisition Long-Term Debt	$19,061	$19,100	$18,428	$19,100
9. LONG-TERM DEBT
Technicolor Acquisition Long-Term Debt

Refer to Note 7, "Business Combinations and Other Transactions," and Note 8, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for information regarding the long-term debt recognized in conjunction with the Technicolor Acquisition.
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
The 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at a current conversion rate of 14.0506 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $71.17 per share), as adjusted pursuant to the terms of the indenture for the 2020 Notes (the "Indenture"). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle all conversions through combination settlements of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2020 Notes and any remaining amounts in shares.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the Indenture, including on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the applicable conversion price (approximately $92.52 based on the current conversion price) on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
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
On March 5 and March 9, 2015, we sold warrants to acquire approximately 3.8 million and approximately 0.6 million, respectively, of common stock, subject to customary anti-dilution adjustments. As of March 31, 2019, the warrants had a strike price of approximately $86.99 per share, as adjusted. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. As consideration for the warrants issued on March 5 and March 9, 2015, we received approximately $37.3 million and approximately $5.6 million, respectively.
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
The following table reflects the carrying value of the 2020 Notes as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Principal	$316,000	$316,000
Less:
Unamortized interest discount	(12,212)	(15,428)
Deferred financing costs	(1,274)	(1,621)
Net carrying amount of 2020 Notes	$302,514	$298,951
The following table presents the amount of interest cost recognized, which is included within "Other Expense (Net)" in our condensed consolidated statements of income, for the three months ended March 31, 2019 and March 31, 2018 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	Three months ended March 31,
	2019	2018
Contractual coupon interest	$1,185	$1,185
Accretion of debt discount	3,215	3,033
Amortization of deferred financing costs	347	347
Total	$4,747	$4,565
10. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of March 31, 2019, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $50.6 million and $5.4 million, respectively. Assets included $30.6 million of cash and cash equivalents, $2.7 million of accounts receivable and prepaid assets, $16.1 million of patents, net, and $1.3 million of other non-current assets. As of December 31, 2018, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $29.9 million and $6.1 million, respectively. Assets included $11.7 million of cash and cash equivalents, $1.3 million of accounts receivable, $14.4 million of patents, net, and $2.5 million of other non-current assets.
Chordant
On January 31, 2019, we launched the company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with InterDigital, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and will consolidate Chordant.  For the three months ended March 31, 2019, we have allocated approximately $0.3 million of Chordant's net loss to noncontrolling interests held by other parties.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended March 31, 2019 and 2018, we have allocated approximately $1.1 million and $1.5 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
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
11. REVISION TO NONCONTROLLING INTEREST
As discussed in Note 1, we revised our prior period presentation of noncontrolling interest. The following tables present the effect of the revision on the consolidated statements of income, statements of comprehensive income, balance sheets and statements of shareholders' equity (in thousands, except per share data). The correction of this error has no impact to the previously reported consolidated statements of cash flows for any periods.

	Statements of Income and Statements of Comprehensive Income Impact
	Year Ended
	December 31,	December 31,	December 31,
	2016	2017	2018
Net loss attributable to noncontrolling interest - As Reported	$3,521	$3,579	$4,393
Net loss attributable to noncontrolling interest - As Revised	$5,261	$5,506	$5,556

Net income attributable to InterDigital, Inc. - As Reported	$309,001	$174,293	$63,868
Net income attributable to InterDigital, Inc. - As Revised	$310,741	$176,220	$65,031

Net income per common share, Basic - As Reported	$8.95	$5.04	$1.85
Net income per common share, Basic - As Revised	$9.00	$5.09	$1.89

Net income per common share, Diluted - As Reported	$8.78	$4.87	$1.81
Net income per common share, Diluted - As Revised	$8.83	$4.93	$1.84

Total comprehensive income attributable to InterDigital, Inc. - As Reported	$308,665	$172,724	$63,929
Total comprehensive income attributable to InterDigital, Inc. - As Revised	$310,405	$174,651	$65,092

	Statements of Income and Statements of Comprehensive Income Impact
	Three Months Ended				Six Months Ended	Nine Months Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,
	2017	2017	2017	2017	2017	2017
Net loss attributable to noncontrolling interest - As Reported	$978	$955	$811	$835	$1,933	$2,744
Net loss attributable to noncontrolling interest - As Revised	$1,483	$1,427	$1,226	$1,370	$2,910	$4,136

Net income attributable to InterDigital, Inc. - As Reported	$33,756	$52,499	$35,536	$52,502	$86,255	$121,791
Net income attributable to InterDigital, Inc. - As Revised	$34,261	$52,971	$35,951	$53,037	$87,232	$123,183

Net income per common share, Basic - As Reported	$0.98	$1.51	$1.02	$1.52	$2.50	$3.52
Net income per common share, Basic - As Revised	$1.00	$1.53	$1.04	$1.53	$2.53	$3.56

Net income per common share, Diluted - As Reported	$0.93	$1.46	$1.00	$1.48	$2.39	$3.40
Net income per common share, Diluted - As Revised	$0.95	$1.48	$1.02	$1.49	$2.42	$3.43

Total comprehensive income attributable to InterDigital, Inc. - As Reported	$33,711	$52,457	$35,442	$51,114	$86,168	$121,610
Total comprehensive income attributable to InterDigital, Inc. - As Revised	$34,216	$52,929	$35,857	$51,649	$87,145	$123,002

	Statements of Income and Statements of Comprehensive Income Impact
	Three Months Ended				Six Months Ended	Nine Months Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,
	2018	2018	2018	2018	2018	2018
Net loss attributable to noncontrolling interest - As Reported	$1,196	$930	$1,297	$970	$2,126	$3,423
Net loss attributable to noncontrolling interest - As Revised	$1,501	$1,190	$1,642	$1,223	$2,691	$4,333

Net income attributable to InterDigital, Inc. - As Reported	$29,925	$10,706	$21,407	$1,830	$40,631	$62,038
Net income attributable to InterDigital, Inc. - As Revised	$30,230	$10,966	$21,752	$2,083	$41,196	$62,948

Net income per common share, Basic - As Reported	$0.86	$0.31	$0.62	$0.05	$1.17	$1.79
Net income per common share, Basic - As Revised	$0.87	$0.32	$0.63	$0.06	$1.19	$1.81

Net income per common share, Diluted - As Reported	$0.84	$0.30	$0.60	$0.05	$1.14	$1.74
Net income per common share, Diluted - As Revised	$0.85	$0.31	$0.61	$0.06	$1.16	$1.77

Total comprehensive income attributable to InterDigital, Inc. - As Reported	$28,178	$11,082	$21,874	$2,795	$39,260	$61,134
Total comprehensive income attributable to InterDigital, Inc. - As Revised	$28,483	$11,342	$22,219	$3,048	$39,825	$62,044

	Balance Sheets and Statements of Shareholders' Equity Impact
	December 31,	December 31,	March 31,	June 30,	September 30,	December 31,
	2016	2017	2018	2018	2018	2018
Retained earnings - As Reported	$1,120,766	$1,249,091	$1,428,437	$1,426,888	$1,436,171	$1,426,266
Retained earnings - As Revised	$1,127,380	$1,257,632	$1,437,283	$1,435,994	$1,445,622	$1,435,970

Total InterDigital, Inc. shareholders’ equity - As Reported	$739,709	$855,267	$1,019,047	$1,020,469	$1,000,591	$927,025
Total InterDigital, Inc. shareholders’ equity - As Revised	$746,323	$863,808	$1,027,893	$1,029,575	$1,010,042	$936,729

Noncontrolling interest - As Reported	$14,659	$17,881	$16,685	$15,755	$14,458	$10,988
Noncontrolling interest - As Revised	$8,045	$9,340	$7,839	$6,649	$5,007	$1,284

Total equity - As Reported	$754,368	$873,148	$1,035,732	$1,036,224	$1,015,049	$938,013
Total equity - As Revised	$754,368	$873,148	$1,035,732	$1,036,224	$1,015,049	$938,013

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2018 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.

Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “recurring revenues” and “non-recurring revenues.”  Recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  Non-recurring revenues are comprised of “non-current patent royalties”, which primarily include past patent royalties and royalties from static agreements, as well as “patent sales”.
Acquisition of Technicolor's Research & Innovation Unit
On February 11, 2019, we announced that we had made a binding offer to acquire the Research & Innovation ("R&I") unit of Technicolor SA. R&I is a premier research lab that conducts fundamental research into video coding, IoT and smart home, imaging sciences, AR and VR and artificial intelligence and machine learning technologies. After completing the required prior consultation with Technicolor’s works council, the companies expect to execute a definitive acquisition agreement, the terms of which have been negotiated. The transaction is expected to close late second quarter 2019, subject to customary closing conditions.
As consideration for the acquisition, the parties have agreed to terminate the jointly funded R&D collaboration that was entered into as part of the Technicolor Acquisition. In addition, Technicolor has agreed to reduce its rights to a revenue-sharing arrangement announced as part of the Technicolor Acquisition. There is no cash consideration.
Recurring Revenue
First quarter 2019 recurring revenue was $74.2 million compared to $64.1 million in first quarter 2018, with the increase primarily driven by an increase in fixed-fee royalty revenues as a result of new license agreements signed in 2018 and the inclusion of revenue from the Technicolor Acquisition. Refer to "Results of Operations -- First Quarter 2019 Compared to First Quarter 2018" for further discussion of our 2019 revenue.
New Accounting Guidance
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (or "ASC 842"), which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance ("ASC 840"). The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months, and also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company adopted this guidance on January 1, 2019 using the modified retrospective transition effective date method, and upon adoption reflected $13.6 million of right-of-use assets and $17.2 million of lease liabilities within the condensed consolidated balance sheet. The adoption did not have a material impact on the Company's condensed consolidated statements of income or cash flows.
Share Repurchase Program
During the three months ended March 31, 2019, we repurchased 1.6 million shares of our common stock for $109.0 million under our $600 million share repurchase program (the “2014 Repurchase Program”). As of March 31, 2019, there was approximately $59.1 million remaining under the 2014 Repurchase Program.
Comparability of Financial Results
When comparing first quarter 2019 financial results against other periods, the following items should be taken into consideration:

•
the Technicolor Acquisition, which closed on July 30, 2018, contributed $5.6 million to our first quarter 2019 revenue and $12.1 million to our first quarter 2019 operating expenses, including $3.0 million of transaction-related and integration costs; and

•	first quarter 2019 results include a $5.5 million net charge as contra non-recurring revenue related to a recently restructured licensing arrangement with a long-term customer.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2018 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2018 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations (including the repayment of our $316.0 million 1.50% senior convertible notes due in March 2020), existing stock repurchase program and dividend program for the next twelve months.
Cash, cash equivalents, restricted cash and short-term investments
As of March 31, 2019, and December 31, 2018, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	March 31, 2019	December 31, 2018	Increase / (Decrease)
Cash and cash equivalents	$503,240	$475,056	$28,184
Restricted cash included within prepaid and other current assets	13,372	13,677	(305)
Short-term investments	289,805	470,724	(180,919)
Total cash, cash equivalents, restricted cash and short-term investments	$806,417	$959,457	$(153,040)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was primarily attributable to cash used in financing activities of $114.4 million, primarily related to share repurchases, dividend payments, and cash payments for payroll taxes upon vesting of restricted stock units, partially offset by proceeds received from non-controlling interests. Cash used in investing activities of $10.1 million, excluding sales and purchases of short-term investments, primarily related to capital investments for patents and fixed assets and cash used in operating activities of $30.8 million further contributed to the decrease. Please see below for further discussion of these items.
Cash flows from operations
We used the following cash flows in our operating activities in first quarter 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Net cash used in operating activities	$(30,781)	$(595)	$(30,186)
Our cash flows used in operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $30.2 million increase in net cash used in operating activities was primarily driven by lower cash receipts in first quarter 2019 as compared to first quarter 2018 related to timing of cash receipts from our dynamic fixed-fee royalty agreements. The table below sets forth the significant items comprising our cash flows used in operating activities during the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Cash Receipts:
Patent royalties	$34,363	$50,930	$(16,567)
Technology solutions	639	5,912	(5,273)
Total cash receipts	35,002	56,842	(21,840)

Cash Outflows:
Cash operating expenses [a]	47,461	41,779	5,682
Income taxes paid [b]	3,196	8,053	(4,857)
Total cash outflows	50,657	49,832	825

Other working capital adjustments	(15,126)	(7,605)	(7,521)

Cash flows used in operating activities	$(30,781)	$(595)	$(30,186)

(a) Cash operating expenses include operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, as of March 31, 2019 and December 31, 2018 (in thousands), as follows:

	March 31, 2019	December 31, 2018	Increase / (Decrease)
Current assets	$875,946	$1,024,250	$(148,304)
Less: current liabilities	448,153	179,395	268,758
Working capital	427,793	844,855	(417,062)
Subtract:
Cash and cash equivalents	503,240	475,056	28,184
Restricted cash	13,372	13,677	(305)
Short-term investments	289,805	470,724	(180,919)
Add:
Current deferred revenue	84,816	111,672	(26,856)
Adjusted working capital	$(293,808)	$(2,930)	$(290,878)

The $290.9 million increase in negative adjusted working capital is primarily attributable to the classification of our 2020 Senior Convertible Notes, which are due March 2020, as a current liability within the March 31, 2019 condensed consolidated balance sheet. This increase was slightly offset by a decrease in accrued compensation and related expenses.
Cash flows from investing and financing activities
Net cash provided by investing activities in first quarter 2019 was $173.0 million, a $161.5 million increase from $11.5 million net cash provided by investing activities in first quarter 2018. We sold $183.1 million of short-term marketable securities, net of purchases, in first quarter 2019, as compared to sales of $24.2 million, in each case net of purchases, in first quarter 2018.
Net cash used in financing activities for first quarter 2019 was $114.4 million, an $87.9 million increase from $26.5 million in first quarter 2018. This change was primarily attributable to a $103.0 million increase in repurchases of common stock. This increase in cash used in financing activities was partially offset by a $10.3 million increase in proceeds received from noncontrolling interests, as well as a $4.2 million decrease in payroll taxes paid upon the vesting of restricted stock units. The decrease in payroll taxes was driven by both a lower share price upon vesting date as well as a lower number of restricted stock units vested in first three months 2019 as compared to the number of restricted stock units that vested in the first three months 2018.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2019 was approximately $223.4 million, a decrease of $45.9 million from December 31, 2018. This decrease in deferred revenue was primarily comprised of revenue recognized from amortized dynamic fixed-fee royalty payments.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2019 deferred revenue balance of $223.4 million by $84.8 million over the next twelve months.
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
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($71.17 per share as of March 31, 2019) or above the strike price of the warrants ($86.99 per share as of March 31, 2019), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 9, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $316.0 million aggregate principal amount of Convertible Notes outstanding as of March 31, 2019 and the approximately 4.4 million warrants outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the warrant agreements, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the hedge agreements and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants and settlement of the convertible note hedge agreements:

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
RESULTS OF OPERATIONS
First Quarter 2019 Compared to First Quarter 2018

Revenues
The following table compares first quarter 2019 revenues to first quarter 2018 revenues (in thousands):

	Three months ended March 31,
	2019	2018	Total Increase/(Decrease)
Variable patent royalty revenue	$9,280	$6,083	$3,197	53%
Fixed-fee royalty revenue	62,873	57,671	5,202	9%
Current patent royalties [a]	72,153	63,754	8,399	13%
Non-current patent royalties [b]	(5,775)	23,344	(29,119)	(125)%
Total patent royalties	66,378	87,098	(20,720)	(24)%
Current technology solutions revenue [a]	2,028	346	1,682	486%
Patent sales [b]	225	—	225	—%
Total revenue	$68,631	$87,444	$(18,813)	(22)%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $18.8 million decrease in total revenue was driven by a decrease in non-current patent royalties, primarily resulting from new agreements signed in first quarter 2018, as well as a $5.5 million net charge recorded as contra non-recurring revenue during first quarter 2019 related to a recently restructured licensing arrangement with a long-term customer. The decrease in non-current patent royalties was partially offset by a $5.2 million increase in fixed-fee royalties resulting from new dynamic fixed-fee agreements signed during 2018. The increase in variable patent royalties was primarily driven by the inclusion of revenue from agreements assumed as part of the Technicolor Acquisition. Current technology solutions revenue increased $1.7 million due to the renewal of a license agreement with an existing customer.
In first quarter 2019 and first quarter 2018, 83% and 76% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first quarter 2019 and first quarter 2018, the following companies accounted for 10% or more of our total revenue:

	Three months ended March 31,
	2019	2018
Apple	41%	32%
Samsung	29%	22%
LG	13%	<10%
Kyocera	<10%	11%
Customer of Signal Trust	—%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2019 and first quarter 2018 by category (in thousands):

	Three months ended March 31,
	2019	2018	Increase/(Decrease)
Patent administration and licensing	$36,071	$26,916	$9,155	34%
Development	18,495	16,174	2,321	14%
Selling, general and administrative	14,215	14,204	11	—%
Total operating expenses	$68,781	$57,294	$11,487	20%

Operating expenses increased to $68.8 million in first quarter 2019 from $57.3 million in first quarter 2018. The $11.5 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Technicolor recurring operations	$9,110
Technicolor Acquisition costs	1,534
Other	843
Total increase in operating expenses	$11,487

The $11.5 million increase in operating expenses was primarily driven by the Technicolor Acquisition, which contributed $12.1 million to our first quarter 2019 operating expenses. The $12.1 million of costs is comprised of $9.1 million operating expenses for the acquired Technicolor business, of which $4.1 million relates to patent amortization. The $12.1 million of costs also includes $3.0 million of transaction-related costs incurred during the quarter for the Technicolor Acquisition and pending R&I acquisition.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Acquisition.
Development Expense: The increase in development expense primarily related to costs associated with the jointly funded R&D collaboration with Technicolor R&I. This increase was partially offset by reduced spending on the development of commercial solutions in an ongoing effort to optimize our cost structure.
Selling, General and Administrative Expense: The slight increase in selling, general and administrative expense primarily resulted from the above-noted increases related to the Technicolor Acquisition.
Other (Expense) Income
The following table compares first quarter 2019 other (expense) income to first quarter 2018 other (expense) income (in thousands):

	Three months ended March 31,
	2019	2018	Change
Interest expense	$(9,478)	$(9,243)	$(235)	(3)%
Other	(281)	(16)	(265)	(1,656)%
Interest and investment income	3,896	2,923	973	33%
	$(5,863)	$(6,336)	$473	7%
The change in other expense between periods was primarily driven by an increase in interest and investment income due to higher returns during first quarter 2019 as compared to first quarter 2018. This increase was partially offset by higher interest expense from interest incurred on long-term debt resulting from the Technicolor Acquisition.

Income taxes
In first quarter 2019, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 29.9%. This is compared to an effective tax rate benefit of 20.6% based on the statutory federal tax rate net of discrete federal and state taxes during first quarter 2018. During first quarter 2018, we recorded discrete benefits of $3.4 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative.  The effective tax rate would have been a benefit of 6.3% not including these discrete benefits.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"). The reduction in benefit is primarily related to the differences in our FDII deduction between the periods. The difference in the FDII deduction between the periods was driven by the timing of income between book and tax mostly related to revenue recognition. On March 6, 2019, the IRS issued proposed regulations for FDII. The Company is currently evaluating the impact of the proposed regulations and will record the impact, if any, as applicable.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our March 31, 2019 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of March 31, 2019;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•	Our expectations with respect to the impact of the Technicolor Acquisition on our financial statements and our business;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months; and

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2018 Form 10-K and Part II, Item 1A Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2018 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2018 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2018 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchase of its common stock during the first quarter 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2019 - January 31, 2019	873,126	$68.86	873,126	$107,945,551
February 1, 2019 - February 28, 2019	249,477	$70.20	249,477	$90,428,107
March 1, 2019 - March 31, 2019	462,133	$67.78	462,133	$59,096,774
Total	1,584,736	$68.75	1,584,736	$59,096,774

(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the 2014 Repurchase Program, $300 million of which was authorized by the Company’s Board of Directors in June 2014, with an additional $100 million authorized by the Company’s Board of Directors in each of June 2015, September 2017, and December 2018, respectively. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
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

101
The following financial information from InterDigital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 2, 2019, formatted in eXtensible Business Reporting Language:

(i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Shareholders' Equity at March 31, 2019, March 31, 2018, December 31, 2018 and December 31, 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

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

INTERDIGITAL, INC.

Date: May 2, 2019	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: May 2, 2019	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer