Form 10-Q
period 2019-06-30
InterDigital, Inc.
filed 2019-08-01
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 1-33579
INTERDIGITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	82-4936666
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	31,127,273
Title of Class	Outstanding at July 30, 2019

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2019	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$531,698	$475,056
Short-term investments	299,461	470,724
Accounts receivable, less allowances of $537 and $693	57,183	35,032
Prepaid and other current assets	52,656	43,438
Total current assets	940,998	1,024,250
PROPERTY AND EQUIPMENT, NET	10,736	10,051
PATENTS, NET	438,732	454,567
DEFERRED TAX ASSETS	83,202	77,225
OTHER NON-CURRENT ASSETS	71,398	60,465
	604,068	602,308
TOTAL ASSETS	$1,545,066	$1,626,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$91,954	$—
Accounts payable	14,455	19,367
Accrued compensation and related expenses	25,214	26,838
Deferred revenue	82,575	111,672
Taxes payable	637	1,508
Dividends payable	10,895	11,627
Other accrued expenses	17,168	8,383
Total current liabilities	242,898	179,395
LONG-TERM DEBT	342,417	317,377
LONG-TERM DEFERRED REVENUE	121,477	157,634
OTHER LONG-TERM LIABILITIES	38,034	34,139
TOTAL LIABILITIES	744,826	688,545
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,260 and 71,134 shares issued and 31,126 and 33,529 shares outstanding	712	711
Additional paid-in capital	724,170	685,512
Retained earnings	1,418,628	1,435,970
Accumulated other comprehensive loss	(350)	(2,471)
	2,143,160	2,119,722
Treasury stock, 40,134 and 37,605 shares of common held at cost	1,354,262	1,182,993
Total InterDigital, Inc. shareholders’ equity	788,898	936,729
Noncontrolling interest	11,342	1,284
Total equity	800,240	938,013
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,545,066	$1,626,558

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
REVENUES:
Patent licensing royalties	$73,567	$68,875	$139,945	$155,973
Technology solutions	2,042	680	4,070	1,026
Patent sales	—	—	225	—
	75,609	69,555	144,240	156,999

OPERATING EXPENSES:
Patent administration and licensing	37,353	26,487	73,424	53,403
Development	17,027	15,829	35,522	32,003
Selling, general and administrative	12,314	11,559	26,529	25,763
	66,694	53,875	135,475	111,169

Income from operations	8,915	15,680	8,765	45,830

INTEREST EXPENSE	(9,907)	(8,960)	(19,385)	(18,203)
OTHER INCOME (NET)	12,354	4,113	15,969	7,020
Income before income taxes	11,362	10,833	5,349	34,647
INCOME TAX BENEFIT (PROVISION)	(4,984)	(1,057)	(3,185)	3,858
NET INCOME	$6,378	$9,776	$2,164	$38,505
Net loss attributable to noncontrolling interest	(1,365)	(1,190)	(2,776)	(2,691)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$7,743	$10,966	$4,940	$41,196
NET INCOME PER COMMON SHARE — BASIC	$0.25	$0.32	$0.15	$1.19
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	31,547	34,769	32,076	34,705
NET INCOME PER COMMON SHARE — DILUTED	$0.24	$0.31	$0.15	$1.16
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,776	35,631	32,366	35,619

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Net income	$6,378	$9,776	$2,164	$38,505
Unrealized gain (loss) on investments, net of tax	1,076	376	2,121	(1,371)
Comprehensive income	$7,454	$10,152	$4,285	$37,134
Comprehensive loss attributable to noncontrolling interest	(1,365)	(1,190)	(2,776)	(2,691)
Total comprehensive income attributable to InterDigital, Inc.	$8,819	$11,342	$7,061	$39,825

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2017	70,749	$707	$680,040	$1,257,632	$(2,083)	36,127	$(1,072,488)	$9,340	873,148
Cumulative effect of change in accounting principle	—	—	—	161,701	(449)	—	—	—	161,252
Net income attributable to InterDigital, Inc.	—	—	—	30,230	—	—	—	—	30,230
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,501)	(1,501)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(1,747)	—	—	—	(1,747)
Dividends declared ($0.35 per share)	—	—	115	(12,280)	—	—	—	—	(12,165)
Issuance of common stock, net	208	2	(8,279)	—	—	—	—	—	(8,277)
Amortization of unearned compensation	—	—	816	—	—	—	—	—	816
Repurchase of common stock	—	—	—	—	—	84	(6,024)	—	(6,024)
BALANCE, MARCH 31, 2018	70,957	$709	$672,692	$1,437,283	$(4,279)	36,211	$(1,078,512)	$7,839	1,035,732
Net income attributable to InterDigital, Inc.	—	—	—	10,966	—	—	—	—	10,966
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,190)	(1,190)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	376	—	—	—	376
Dividends declared ($0.35 per share)	—	—	102	(12,255)	—	—	—	—	(12,153)
Exercise of common stock options	90	1	3,930	—	—	—	—	—	3,931
Issuance of common stock, net	12	—	(111)	—	—	—	—	—	(111)
Amortization of unearned compensation	—	—	1,821	—	—	—	—	—	1,821
Repurchase of common stock	—	—	—	—	—	40	(3,148)	—	(3,148)
BALANCE, JUNE 30, 2018	71,059	$710	$678,434	$1,435,994	$(3,903)	36,251	$(1,081,660)	$6,649	1,036,224

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net loss attributable to InterDigital, Inc.	—	—	—	(2,803)	—	—	—	—	(2,803)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	12,834	12,834
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,411)	(1,411)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,045	—	—	—	1,045
Dividends declared ($0.35 per share)	—	—	103	(11,283)	—	—	—	—	(11,180)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of common stock, net	116	1	(4,098)	—	—	—	—	—	(4,097)
Amortization of unearned compensation	—	—	2,096	—	—	—	—	—	2,096
Repurchase of common stock	—	—	—	—	—	1,585	(108,986)	—	(108,986)
BALANCE, MARCH 31, 2019	71,250	$712	$683,615	$1,421,884	$(1,426)	39,190	$(1,291,979)	$12,707	$825,513
Net income attributable to InterDigital, Inc.	—	—	—	7,743	—	—	—	—	7,743
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,076	—	—	—	1,076
Dividends declared ($0.35 per share)	—	—	104	(10,999)	—	—	—	—	(10,895)
Issuance of common stock, net	10	—	(40)	—	—	—	—	—	(40)
Amortization of unearned compensation	—	—	2,116	—	—	—	—	—	2,116
Repurchase of common stock	—	—	—	—	—	944	(62,283)	—	(62,283)
Equity component of debt, net of tax	—	—	56,917	—	—	—	—	—	56,917
Net convertible note hedge transactions, net of tax	—	—	(49,740)	—	—	—	—	—	(49,740)
Net warrant transactions	—	—	43,416	—	—	—	—	—	43,416
Deferred financing costs allocated to equity, net of tax	—	—	(1,569)	—	—	—	—	—	(1,569)
Reacquisition of equity component of debt due to prepayment, net of tax	—	—	(10,649)	—	—	—	—	—	(10,649)
BALANCE, JUNE 30, 2019	71,260	$712	$724,170	$1,418,628	$(350)	40,134	$(1,354,262)	$11,342	$800,240

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,164	$38,505
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37,642	29,338
Non-cash interest expense, net	8,563	6,821
Non-cash change in fair-value	710	—
Gain on asset acquisition	(14,175)	—
Change in deferred revenue	(62,754)	(27,167)
Loss on extinguishment of debt	5,488	—
Deferred income taxes	(5,714)	(9,367)
Share-based compensation	4,212	2,637
Other	623	29
(Increase) decrease in assets:
Receivables	(22,169)	(16,473)
Deferred charges and other assets	(6,463)	(6,793)
Increase (decrease) in liabilities:
Accounts payable	(3,105)	(2,858)
Accrued compensation and other expenses	2,326	(2,905)
Accrued taxes payable and other tax contingencies	(871)	(5,535)
Net cash provided by (used in) operating activities	(53,523)	6,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(92,074)	(101,159)
Sales of short-term investments	267,289	248,190
Purchases of property and equipment	(2,862)	(1,542)
Capitalized patent costs	(17,840)	(14,507)
Acquisition of patents	—	(2,250)
Long-term investments	—	(6,250)
Net cash provided by investing activities	154,513	122,482
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	2	3,930
Payments on long-term debt	(221,091)	—
Proceeds from issuance of convertible senior notes	400,000	—
Purchase of convertible bond hedge	(72,000)	—
Payment for warrant unwind	(4,184)	—
Prepayment penalty on long-term debt	(10,763)	—
Proceeds from hedge unwind	9,038	—
Proceeds from issuance of warrants	47,600	—
Payments of debt issuance costs	(7,300)	—
Proceeds from non-controlling interests	10,333	—
Dividends paid	(22,789)	(24,319)
Taxes withheld upon restricted stock unit vestings	(4,137)	(8,388)
Repurchase of common stock	(171,269)	(9,172)
Net cash used in financing activities	(46,560)	(37,949)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	54,430	90,765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	488,733	433,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$543,163	$523,779

Refer to Note 1, "Basis of Presentation," for additional supplemental cash flow information. Additionally, refer to Note 2, "Leases" for information regarding the impact of our adoption of the new leases accounting standard, ASC 842, and Note 8, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments" for a reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets.
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2019, and the results of our operations for the three and six months ended June 30, 2019, and 2018 and our cash flows for the six months ended June 30, 2019, and 2018. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019. Definitions of capitalized terms not defined herein appear within our 2018 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Prior Periods Financial Statement Revision
In connection with the preparation of the condensed consolidated financial statements for first quarter 2019, it was identified that we incorrectly attributed tax benefit to the net loss attributable to noncontrolling interest in our presentation of noncontrolling interest.
We assessed the materiality of this misstatement on prior periods’ financial statements in accordance with ASC Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded it was not material to any prior annual or interim periods. In accordance with ASC 250, we have corrected our presentation of noncontrolling interest for all prior periods presented in this Form 10-Q by revising the condensed consolidated financial statements and other consolidated financial information included herein. We will continue to present the prior periods on this revised basis to the extent we present such prior periods in future filings. Refer to Note 12, "Revision to Noncontrolling Interest" for additional information on the revision.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2019 and 2018:

	FOR THE SIX MONTHS ENDED JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2019	2018
Interest paid	3,218	2,370
Income taxes paid, including foreign withholding taxes	9,770	10,799
Non-cash investing and financing activities:
Dividend payable	10,895	12,193
Increases in noncontrolling interests	2,500	—
Accrued debt issuance costs	(1,075)	—
Accrued capitalized patent costs, acquisition of patents and property and equipment	(1,910)	(1,991)
New Accounting Guidance
Accounting Standards Update: Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" or ("ASC 842"), which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance. Refer to Note 2, "Leases," for information regarding our adoption of this guidance effective January 1, 2019 and a discussion of the impact to information presented herein, as well as additional required disclosures under the new guidance.
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
2. LEASES
In February 2016, the FASB issued ASC 842, which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance ("ASC 840"). The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months, and also changes the definition of a lease and expands the disclosure requirements of lease arrangements.
The Company adopted this guidance on January 1, 2019 using the modified retrospective transition effective date method. As part of that adoption, we have elected the package of three practical expedients, which includes the following: an entity may elect not to reassess whether expired or existing contracts contain a lease under the revised definition of a lease; an entity may elect not to reassess the lease classification for expired or existing leases; and an entity may elect not to reassess whether previously capitalized initial direct costs would qualify for capitalization. The Company has elected not to utilize the hindsight expedient in determining the lease term, and to not record leases with an initial term of 12 months or less on our balance sheet. Additionally, the Company has elected to account for lease components and non-lease components as a single lease component for all asset classes. Lease expense is recognized over the expected term on a straight-line basis. The adoption did not have a material impact on the Company's condensed consolidated statements of income or cash flows.
The Company enters into operating leases primarily for real estate to support research and development ("R&D") sites and general office space in North America, with additional locations in Europe and Asia. The Company does not currently have any finance leases. Certain of our leases include options to extend the lease at our discretion at the end of the lease term, or terminate the lease early subject to certain conditions and penalties. We do not include any renewal options in our lease terms for calculating our lease liabilities, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and, as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available on the lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. We utilized the incremental borrowing rate as of January 1, 2019, our adoption date, for operating leases that commenced prior to that date. Upon our adoption of ASU 2016-02, the Company recorded the following operating lease right-of-use assets and operating lease liabilities as of January 1, 2019. Additionally, the table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of June 30, 2019 (in thousands):

	Balance Sheet Classification	January 1, 2019	June 30, 2019
Assets
Operating lease right-of-use assets, net	Other Non-current Assets	$13,634	$17,530
Total Lease Assets		$13,634	$17,530

Liabilities
Operating lease liabilities - Current	Other Accrued Expenses	$3,519	$3,963
Operating lease liabilities - Noncurrent	Other Long-Term Liabilities	13,652	16,920
Total Lease Liabilities		$17,171	$20,883
The components of lease costs which were included within operating expenses in our condensed consolidated statements of income were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Operating lease cost	$1,105	$2,115
Short-term lease cost	310	520
Variable lease cost	381	692
For the three and six months ended June 30, 2019, sublease income was insignificant. Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2019 was $1.3 million and $2.4 million, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows. Operating lease right-of-use assets obtained in exchange for operating lease obligations totaled $5.5 million during the three and six months ended June 30, 2019. As of June 30, 2019, the weighted average remaining operating lease term was 5.7 years and the weighted average discount rate used to determine the operating lease liabilities was 6.2%. The maturities of our operating lease liabilities as of June 30, 2019 under ASC 842, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities	June 30, 2019
Remainder 2019	$2,803
2020	4,498
2021	3,989
2022	4,021
2023	3,285
Thereafter	6,384
Total lease payments	$24,980
Less: Imputed interest	(4,097)
Present value of lease liabilities	$20,883

The undiscounted maturities of our operating leases as of December 31, 2018 under ASC 840, including short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Leases	December 31, 2018
2019	$5,362
2020	3,386
2021	2,883
2022	2,920
2023	2,184
Thereafter	5,582

3. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,
	2019	2018	Increase/(Decrease)
Variable patent royalty revenue	$8,594	$6,594	$2,000	30%
Fixed-fee royalty revenue	63,736	60,264	3,472	6%
Current patent royalties [a]	72,330	66,858	5,472	8%
Non-current patent royalties [b]	1,237	2,017	(780)	(39)%
Total patent royalties	73,567	68,875	4,692	7%
Current technology solutions revenue [a]	2,042	680	1,362	200%
Total revenue	$75,609	$69,555	$6,054	9%

	Six months ended June 30,
	2019	2018	Increase/(Decrease)
Variable patent royalty revenue	$17,874	$12,677	$5,197	41%
Fixed-fee royalty revenue	126,609	117,935	8,674	7%
Current patent royalties [a]	144,483	130,612	13,871	11%
Non-current patent royalties [b]	(4,538)	25,361	(29,899)	(118)%
Total patent royalties	139,945	155,973	(16,028)	(10)%
Current technology solutions revenue [a]	4,070	1,026	3,044	297%
Patent sales [b]	225	—	225	—%
Total revenue	$144,240	$156,999	$(12,759)	(8)%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
    During first half 2019, we recognized $79.9 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2019, we had contract assets of $49.7 million and $1.3 million included within accounts receivable and other non-current assets, respectively. As of December 31, 2018, we had contract assets of $19.7 million and $5.5 million included within accounts receivable and other non-current assets, respectively.
Contracted Revenue
Based on contracts signed and committed as of June 30, 2019, we expect to recognize the following revenue from Dynamic Fixed-Fee Agreement payments over the term of such contracts (in thousands):

Revenue
Remainder 2019	$128,221
2020	248,250
2021	178,583
2022	85,228
2023	—

4. INCOME TAXES
In first half 2019, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 59.5%. The first half 2019 rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first half 2019 effective tax rate would have been 20.4%. In first half 2019, the Company recorded a net discrete tax expense of $3.4 million related to both the acquisition of the Research & Innovation ("R&I") unit of Technicolor SA and the extinguishment of long-term debt recognized during second quarter 2019. Refer to Note 7, "Business Combinations and Other Transactions" and Note 9, "Long-

Term Debt" for further discussion of these transactions. This is compared to an effective tax rate benefit of 11.1% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2018. During first half 2018, we recorded discrete benefits of $3.7 million related to excess tax benefits in connection with share-based compensation and our sale of a commercial initiative.  Excluding these discrete benefits, the effective tax rate would have been a benefit of 0.6%.
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
During first half 2019 and 2018, we paid approximately $5.1 million and $9.5 million, respectively, of foreign source withholding tax. Additionally, as of June 30, 2019 and December 31, 2018, we included approximately $0.6 million and $1.5 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
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

	Three months ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$7,743	$7,743	$10,966	$10,966
Denominator:
Weighted-average shares outstanding: Basic	31,547	31,547	34,769	34,769
Dilutive effect of stock options, RSUs, convertible securities and warrants		229		862
Weighted-average shares outstanding: Diluted		31,776		35,631
Earnings Per Share:
Net income per common share: Basic	$0.25	$0.25	$0.32	$0.32
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.01)		(0.01)
Net income per common share: Diluted		$0.24		$0.31

	Six months ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$4,940	$4,940	$41,196	$41,196
Denominator:
Weighted-average shares outstanding: Basic	32,076	32,076	34,705	34,705
Dilutive effect of stock options, RSUs, convertible securities and warrants		290		914
Weighted-average shares outstanding: Diluted		32,366		35,619
Earnings Per Share:
Net income per common share: Basic	$0.15	$0.15	$1.19	$1.19
Dilutive effect of stock options, RSUs, convertible securities and warrants		—		(0.03)
Net income per common share: Diluted		$0.15		$1.16
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Restricted stock units and stock options	153	26	102	25
Convertible securities	4,986	—	4,715	—
Warrants	4,986	4,405	4,715	4,404
Total	10,125	4,431	9,532	4,429

Convertible Notes and Warrants
Refer to Note 9, "Long-Term Debt," for information about the Company's convertible notes and warrants and related conversion and strike prices. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, or above the strike price of our outstanding warrants, the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the convertible notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
6. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS (OTHER THAN DELAWARE DISTRICT COURT ACTIONS RELATED TO USITC PROCEEDINGS)
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
REGULATORY PROCEEDING
Investigation by National Development and Reform Commission of China (now State Administration for Market Regulation)
On September 23, 2013, counsel for InterDigital was informed by China’s National Development and Reform Commission (“NDRC”) that the NDRC had initiated a formal investigation into whether InterDigital has violated China’s Anti-Monopoly Law (“AML”) with respect to practices related to the licensing of InterDigital’s standards-essential patents to Chinese companies. Companies found to violate the AML may be subject to a cease and desist order, fines and disgorgement of any illegal gains. On March 3, 2014, the Company submitted to NDRC, pursuant to a procedure set out in the AML, a formal application for suspension of the investigation that included proposed commitments by the Company. On May 22, 2014, NDRC formally suspended its investigation of the Company based on the commitments proposed by the Company. The Company’s commitments with respect to the licensing of its patent portfolio for wireless mobile standards to Chinese manufacturers of cellular terminal units (“Chinese Manufacturers”) are as follows:

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

The commitments contained in item 3 above expired on May 22, 2019. With the consolidation of China’s anti-monopoly enforcement authorities into the State Administration for Market Regulation (“SAMR”) in April 2018, SAMR is now responsible for overseeing InterDigital’s commitments.
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
On April 24, 2018, the Supreme Court rejected the petitioner’s constitutional challenge to the IPR process in the Oil States case, and on April 30, 2018 denied IPR Licensing, Inc.’s July 28, 2017 petition for a writ of certiorari. On March 6, 2018, in the PTAB remand proceeding, the PTAB again found claim 8 to be invalid. On April 10, 2018, IPR Licensing, Inc. appealed to the Federal Circuit seeking review of the PTAB’s decision. That appeal (the “’244 patent PTAB remand appeal”) remains pending, with oral argument scheduled for August 6, 2019.
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
The case against ZTE remains pending. On January 23, 2019, InterDigital and ZTE filed a joint status report that informed the court of the Federal Circuit’s decision regarding the ’966 and ’847 patents and that the PTAB proceedings regarding the ’244 patent remained pending. The parties jointly requested that the case remain stayed so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit may be coordinated. The court granted this request on January 25, 2019. The case remains stayed pending the conclusion of the ’244 patent PTAB remand appeal, including any further proceedings.
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
Related Delaware District Court Proceeding
On July 26, 2011, the same date that InterDigital filed USITC Proceeding (337-TA-800), it filed a parallel action in the United States District Court for the District of Delaware against the 337-TA-800 Respondents alleging infringement of the same asserted patents identified in USITC Proceeding (337-TA-800). The Delaware District Court complaint seeks a permanent injunction and compensatory damages in an amount to be determined, as well as enhanced damages based on willful infringement, and recovery of reasonable attorneys' fees and costs. On September 23, 2011, the defendants in the Delaware District Court complaint filed a motion to stay the Delaware District Court action pending the parallel proceedings in the USITC. Because the USITC has instituted USITC Proceeding (337-TA-800), the defendants have a statutory right to a mandatory stay of the Delaware District Court proceeding pending a final determination in the USITC. On October 3, 2011, InterDigital amended the Delaware District Court complaint, adding LG as a defendant and adding the same additional patent that InterDigital requested be added to USITC Proceeding (337-TA-800). On October 11, 2011, the Delaware District Court granted the defendants' motion to stay. The case is currently stayed through September 9, 2019.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2019.
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
The amount of revenue and earnings that would have been included in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2018 had the acquisition date been January 1, 2017 are reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional interest expense as well as amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2017. In addition, pro forma adjustments have been made to reflect the impact of the transaction-related costs discussed below. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Actual revenue	$69,555	$156,999
Supplemental pro forma revenue	72,419	162,727
Actual earnings	10,966	41,196
Supplemental pro forma earnings (loss)	(426)	17,662
Actual diluted earnings per share	0.31	1.16
Supplemental pro forma diluted earnings (loss) per share	(0.01)	0.50

Acquisition of Technicolor's Research & Innovation Unit
On May 31, 2019, we completed the acquisition of the Research & Innovation, or R&I, unit of Technicolor SA. The acquisition brings the Company’s research team to approximately 340 engineers in eight R&D offices worldwide, and expands the Company’s research capabilities in video coding, Internet of Things ("IoT") and smart home, imaging sciences, augmented reality and virtual reality, and artificial intelligence and machine learning technologies. The R&I unit was the driving creative force behind the patent portfolio that was acquired in the Technicolor Acquisition discussed above.
The acquisition of the R&I unit met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. There was no cash consideration for the acquisition. As consideration for the acquisition, the jointly funded R&D collaboration that was entered into as part of the Technicolor Acquisition was terminated. Technicolor will continue to fund research to be performed by the R&I unit for certain limited projects for a specified time period, subject to renewal. The Company also assumed certain employee-related liabilities, including obligations for certain defined benefit post-retirement plans for the acquired R&I unit employees, which are further discussed below. Additionally, Technicolor agreed to reduce its rights under the revenue-sharing arrangement entered into as part of the Technicolor Acquisition, as further discussed below.
The acquisition of the R&I unit resulted in a net gain of approximately $14.2 million in second quarter 2019, inclusive of the $20.5 million gain from the derecognition of the contingent consideration liability described below, all of which is included within “Other Income (Net)” in the condensed consolidated statement of income.
Contingent Consideration
The original revenue-sharing arrangement between the Company and Technicolor created a contingent consideration liability upon closing of the Technicolor Acquisition in third quarter 2018. Refer to our 2018 Form 10-K for further information on the initial contingent consideration liability which was accounted for at fair value each reporting period.
Under the amended revenue-sharing arrangement described above, Technicolor will now receive 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement (as defined below) only, subject to certain conditions and hurdles, but will no longer receive revenue-sharing from other licensing efforts in the consumer electronics field outside of the Madison Arrangement. We determined that the initial contingent consideration liability from the Technicolor Acquisition was significantly modified in conjunction with the acquisition of the R&I unit, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain and is included within "Other Income (Net)” in the condensed consolidated statement of income.
Defined Benefit Plans
In connection with the Technicolor Acquisition and the acquisition of the R&I unit, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels. As of June 30, 2019, the combined accumulated projected benefit obligation related to these plans totaled $6.7 million. Service cost and interest cost for the combined plans totaled $0.1 million for the six months ended June 30, 2019. These plans are not required to be funded and were not funded as of June 30, 2019.
Madison Arrangement
In conjunction with the Technicolor Acquisition, effective July 30, 2018, we assumed Technicolor’s rights and obligations under a joint licensing program with Sony Corporation (“Sony”) relating to digital televisions and standalone computer display monitors, which commenced in 2015 and is referred to as the "Madison Arrangement." We also assumed Technicolor's role as sole licensing agent for the Madison Arrangement. As licensing agent, we are responsible for making decisions regarding the prosecution and maintenance of the combined patent portfolio and the licensing and enforcement of the combined patent portfolio in the field of use of digital TVs and computer display monitors on an exclusive basis during the specified term in exchange for an agent fee. The Madison Arrangement falls under the scope of ASC 808, Collaborative Arrangements (“ASC 808”). Refer to our 2018 Form 10-K for further information on the Madison Arrangement.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2019 and December 31, 2018 is disclosed within Note 8. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2019, we recognized $0.6 million and $1.3 million, respectively, of interest expense related to this debt which was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. Refer to Note 8 for a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018 to the captions within the condensed consolidated balance sheets.
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario where the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB Credit, assuming they have not participated in the funding of the shortfall. As of June 30, 2019, we have not contributed any shortfall funding.
Transaction costs

Transaction and integration related costs related to the above transactions for the three months ended June 30, 2019 and 2018 were $1.7 million and $2.3 million, respectively. Transaction and integration related costs related to the above transactions for the six months ended June 30, 2019 and 2018 were $4.8 million and $3.8 million, respectively. The majority of these costs were recorded within “Patent administration and licensing” and “Selling, general and administrative” expenses in the condensed consolidated statements of income.
8. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018 consisted of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018 to the captions within the condensed consolidated balance sheets (in thousands). The Company had no restricted cash balance prior to third quarter 2018.

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$531,698	$475,056
Restricted cash included within prepaid and other current assets	11,465	13,677
Total cash, cash equivalents and restricted cash	$543,163	$488,733
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of June 30, 2019 and December 31, 2018, five licensees comprised 72% and 76% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements

Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$543,163	$—	$—	$543,163
Commercial paper (b)	—	—	—	—
U.S. government securities	—	167,236	—	167,236
Corporate bonds, asset backed and other securities	—	132,225	—	132,225
Total	$543,163	$299,461	$—	$842,624

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$488,733	$—	$—	$488,733
Commercial paper (b)	—	14,548	—	14,548
U.S. government securities	—	289,576	—	289,576
Corporate bonds, asset backed and other securities	—	166,600	—	166,600
Total	$488,733	$470,724	$—	$959,457
Liabilities:
Contingent consideration resulting from the Technicolor Acquisition	$—	$—	$19,800	$19,800
Total	$—	$—	$19,800	$19,800
______________________________

(a)	Primarily included within cash and cash equivalents.

(b)	As of June 30, 2019 and December 31, 2018, zero commercial paper was included within cash and cash equivalents.

Level 3 Fair Value Measurements
Contingent consideration
As discussed in Note 7, "Business Combinations and Other Transactions," we completed the Technicolor Acquisition during third quarter 2018. In conjunction with the Technicolor Acquisition, we initially recognized a contingent consideration liability which was measured at fair value on a recurring basis using significant unobservable inputs classified as Level 3 measurements within the fair value hierarchy. We utilized a Monte Carlo simulation model to determine the estimated fair value of the contingent consideration liability through first quarter 2019. A Monte Carlo simulation uses random numbers together with volatility assumptions to generate individual paths, or trials, for variables of interest governed by a Geometric Brownian Motion in a risk-neutral framework.
During second quarter 2019, we completed the acquisition of the R&I unit of Technicolor SA. The transaction met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. As discussed in Note 7, "Business Combinations and Other Transactions," as part of this acquisition, Technicolor reduced its rights to the revenue-sharing arrangement that created the initial contingent consideration liability from the Technicolor Acquisition. We determined that the initial contingent consideration liability from the Technicolor Acquisition was significantly modified in conjunction with the acquisition of the R&I unit, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain which is included within "Other Income (Net)” in the condensed consolidated statement of income for second quarter 2019. Therefore, as of the acquisition date of May 31, 2019, the contingent consideration liability is no longer a Level 3 fair value recurring measurement.
The following table provides a reconciliation of the beginning and ending balances of our Level 3 fair value measurements from December 31, 2018 to June 30, 2019, which includes the contingent consideration liability resulting from the Technicolor Acquisition discussed further above. The Level 3 contingent consideration liability was historically included within "Other long-term liabilities" in the condensed consolidated balance sheet prior to its derecognition in second quarter 2019.

Level 3 Fair Value Measurements	Contingent Consideration Liability
Balance as of December 31, 2018	$19,800
Changes in fair value recognized in the condensed consolidated statements of income	710
Derecognition of contingent consideration liability as a Level 3 fair value measurement	(20,510)
Balance as of June 30, 2019	$—

Fair Value of Long-Term Debt
2024 and 2020 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	June 30, 2019			December 31, 2018
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$494,909	$414,663	$505,101	$316,000	$298,951	$331,595
Technicolor Acquisition Long-term Debt
As more fully disclosed in Note 7, "Business Combinations and Other Transactions," we recognized long-term debt in conjunction with the Technicolor Acquisition. The carrying value and related estimated fair value of the Technicolor Acquisition long-term debt reported in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 was as follows (in thousands). The aggregate fair value of the Technicolor Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Acquisition Long-Term Debt	$19,708	$21,730	$18,428	$19,100

9. LONG-TERM DEBT
Technicolor Acquisition Long-Term Debt
Refer to Note 7, "Business Combinations and Other Transactions," and Note 8, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for information regarding the long-term debt recognized in conjunction with the Technicolor Acquisition.
2024 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019 we issued $400.0 million in aggregate principal amount of 2.00% Senior Convertible Notes due 2024 (the "2024 Notes"). The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes bear interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and mature on June 1, 2024, unless earlier converted or repurchased.
The 2024 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 12.3018 shares of common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share), as adjusted pursuant to the terms of the indenture governing the 2024 Notes (the "Indenture"). The conversion rate of the 2024 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2024 Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle all conversions of the 2024 Notes through combination settlements of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of common stock.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding March 1, 2024, the 2024 Notes will be convertible only under certain circumstances as set forth in the Indenture, including on any date during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2019 if the closing sale price of the common stock was more than 130% of the applicable conversion price (approximately $105.68 based on the current conversion price of the 2024 Notes) on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
Commencing on March 1, 2024, the 2024 Notes will be convertible at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes.
The Company may not redeem the 2024 Notes prior to their maturity date.
If a fundamental change (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2024 Notes are our senior unsecured obligations and rank equally in right of payment with any of our current and any future senior unsecured indebtedness, including our 1.50% senior convertible notes due 2020 (the “2020 Notes”) discussed below. The 2024 Notes are effectively subordinated to all of our future secured indebtedness to the extent of the value of the related collateral, and the 2024 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of our subsidiaries.
On May 29 and May 31, 2019, in connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions (collectively, the “2024 Note Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2024 Notes, subject to adjustment, and are exercisable upon any conversion of the 2024 Notes. The aggregate cost of the 2024 Note Hedge Transactions was $72.0 million.
On May 29 and May 31, 2019, we also entered into privately negotiated warrant transactions (collectively, the “2024 Warrant Transactions” and, together with the 2024 Note Hedge Transactions, the “2024 Call Spread Transactions”), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock at an initial strike price of approximately $109.43 per share, subject to adjustment. As consideration for the 2024 Warrant Transactions, we received aggregate proceeds of $47.6 million. The net cost of the 2024 Call Spread Transactions was $24.4 million.
The net proceeds from the issuance of the 2024 Notes, after deducting fees and offering expenses, were used for the following: (i) $232.7 million was used to repurchase $221.1 million in aggregate principal amount of the 2020 Notes (as defined below) in privately negotiated transactions concurrently with the offering of the 2024 Notes (ii) $19.6 million was used to repurchase shares of common stock at $62.53 per share, the closing price of the stock on May 29, 2019; and (iii) $24.4 million, in addition to the proceeds from the 2024 Warrant Transactions discussed above, was used to fund the cost of the 2024 Call Spread Transactions. We expect to use the remaining net proceeds for general corporate purposes, which may include, among other things, the redemption, repurchase or other retirement of any remaining 2020 Notes.
Accounting Treatment of the 2024 Notes and Related Convertible Note Hedge and Warrant Transactions
The 2024 Call Spread Transactions were classified as equity. The Company bifurcated the proceeds from the offering of the 2024 Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $328.0 million and $72.0 million, respectively. The initial $328.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $72.0 million ($56.9 million net of tax) equity component represents the difference between the fair value of the initial $328.0 million in debt and the $400.0 million gross proceeds. The related initial debt discount of $72.0 million is being amortized over the life of the 2024 Notes using the effective interest method. An effective interest rate of 6.25% was used to calculate the debt discount on the 2024 Notes.
In connection with the above-noted transactions, the Company incurred approximately $8.4 million of directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $6.4 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs.

These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $1.9 million of costs ($1.6 million net of tax) allocated to the equity component were recorded as a reduction of the equity component.
2020 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 1.50% per year, payable in cash on March 1 and September 1 of each year, which commenced September 1, 2015, and mature on March 1, 2020, unless earlier converted or repurchased. In connection with the initial offering of the 2020 Notes, on March 5 and March 9, 2015, we entered into convertible note hedge transactions (the “2020 Note Hedge Transactions”) that initially covered approximately 4.4 million shares of common stock at a strike price that initially corresponded to the initial conversion price of the 2020 Notes and are exercisable upon any conversion of the 2020 Notes. On March 5 and March 9, 2015, we also entered into warrant transactions (collectively, the "2020 Warrant Transactions" and, together with the 2020 Note Hedge Transactions, the "2020 Call Spread Transactions") to initially acquire, subject to customary anti-dilution adjustments, approximately 4.4 million shares of common stock. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. Refer to the 2018 Form 10-K for further details on this transaction.
As noted above, during second quarter 2019, the Company used $232.7 million from the offering of the 2024 Notes to repurchase $221.1 million in aggregate principal amount of the 2020 Notes in privately negotiated transactions concurrently with the offering of the 2024 Notes. As a result of the partial repurchase of the 2020 Notes, $94.9 million in aggregate principal amount of the 2020 Notes remained outstanding as of June 30, 2019. Additionally, on May 29, 2019, in connection with the partial repurchase of the 2020 Notes, the Company entered into partial unwind agreements that amend the terms of the 2020 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2020 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2020 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.3 million shares of common stock in the aggregate were covered under each of the 2020 Note Hedge Transactions and the 2020 Warrant Transactions as of June 30, 2019. As of June 30, 2019, the warrants under the 2020 Warrant Transactions had a strike price of approximately $86.79 per share, as adjusted. Proceeds received from the unwind of the 2020 Note Hedge Transactions were $9.0 million, and consideration paid for the unwind of the 2020 Warrant Transactions was $4.2 million, resulting in net proceeds received of $4.9 million for the combined unwind transactions which was recorded to equity in second quarter 2019.
We recognized a $5.5 million loss on extinguishment of debt during second quarter 2019 in connection with this repurchase, which is included within "Other Income (Net)" in the condensed consolidated statement of income for the period. The loss on extinguishment represents the difference between the calculated fair value of the debt immediately prior to its derecognition and the carrying amount of the debt component, including any unamortized debt discount and issuance costs. The remaining consideration paid for the partial repurchase of the 2020 Notes was allocated to the reacquisition of the equity component, which equaled $13.0 million ($10.6 million net of tax) and was recorded as a reduction of equity in second quarter 2019. The remaining unamortized debt discount and issuance costs of $3.3 million will continue to be amortized throughout the remaining life of the 2020 Notes, which are set to mature in March 2020.
The remaining 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at a current conversion rate of 14.0823 shares of common stock per $1,000 principal amount of 2020 Notes (which is equivalent to a conversion price of approximately $71.01 per share), as adjusted pursuant to the terms of the indenture governing the 2020 Notes (the "2020 Notes Indenture"). The conversion rate of the 2020 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2020 Notes made following certain fundamental changes and under other circumstances set forth in the 2020 Notes Indenture. It is our current intent and policy to settle all conversions of the 2020 Notes through combination settlements of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2020 Notes and any remaining amounts in shares of common stock.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the 2020 Notes Indenture, including on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the applicable conversion price (approximately $92.31 based on the current conversion price of the 2020 Notes) on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
Commencing on December 1, 2019, the 2020 Notes will be convertible at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date of the 2020 Notes.
The Company may not redeem the 2020 Notes prior to their maturity date.

The following table reflects the carrying value of the 2024 Notes and 2020 Notes as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	2024 Notes	2020 Notes	Total	2020 Notes
Principal	$400,000	$94,909	$494,909	$316,000
Less:
Unamortized interest discount	(70,945)	(2,677)	(73,622)	(15,428)
Deferred financing costs	(6,346)	(278)	(6,624)	(1,621)
Net carrying amount of 2024 and 2020 Notes	$322,709	$91,954	$414,663	$298,951
The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2019 and June 30, 2018 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of financing costs (in thousands):

	Three months ended June 30,
	2019			2018
	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total
Contractual coupon interest	$600	$927	$1,527	$—	$1,185	$1,185
Accretion of debt discount	1,101	2,520	3,621	—	3,094	3,094
Amortization of deferred financing costs	98	266	364	—	347	347
Total	$1,799	$3,713	$5,512	$—	$4,626	$4,626

	Six months ended June 30,
	2019			2018
	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total
Contractual coupon interest	$600	$2,112	$2,712	$—	$2,370	$2,370
Accretion of debt discount	1,101	5,735	6,836	—	6,126	6,126
Amortization of deferred financing costs	98	613	711	—	695	695
Total	$1,799	$8,460	$10,259	$—	$9,191	$9,191
10. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of June 30, 2019, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $48.1 million and $7.2 million, respectively. Assets included $28.3 million of cash and cash equivalents, $1.5 million of accounts receivable and prepaid assets, $17.2 million of patents, net, and $1.3 million of other non-current assets. As of December 31, 2018, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $29.9 million and $6.1 million, respectively. Assets included $11.7 million of cash and cash equivalents, $1.3 million of accounts receivable, $14.4 million of patents, net, and $2.5 million of other non-current assets.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and will consolidate Chordant.  For the three and six months ended June 30, 2019, we have allocated approximately $0.4 million and $0.7 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties.

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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three and six months ended June 30, 2019 and 2018, we have allocated approximately $1.0 million and $2.1 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
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
11. OTHER INCOME (NET)
The amounts included in "Other Income (Net)" in the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest and investment income	3,592	4,350	7,488	7,273
Gain on asset acquisition	14,175	—	14,175	—
Loss on extinguishment of long-term debt	(5,488)	—	(5,488)	—
Other	75	(237)	(206)	(253)
Other income (net)	$12,354	$4,113	$15,969	$7,020
Refer to Note 7, "Business Combinations and Other Transactions," and Note 9, "Long-term Debt," for further information regarding the gain on asset acquisition and loss on extinguishment of long-term debt recognized during the three and six months ended June 30, 2019.

12. REVISION TO NONCONTROLLING INTEREST
As discussed in Note 1, "Basis of Presentation," we revised our prior period presentation of noncontrolling interest. The following tables present the effect of the revision on the consolidated statements of income, statements of comprehensive income, balance sheets and statements of shareholders' equity (in thousands, except per share data). The correction of this error has no impact to the previously reported consolidated statements of cash flows for any periods.

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

13. SUBSEQUENT EVENTS
On July 19, 2019, we completed the sale of our Hillcrest Laboratories, Inc. business to a subsidiary of CEVA, Inc. As part of the transaction, we retained substantially all of the patent assets that we acquired in 2016. Certain assets held for sale in the amount of $3.1 million as of June 30, 2019 were comprised of intangible assets, inventory, a limited number of patents, right-of-use operating lease assets, and property and equipment. Certain liabilities held for sale in the amount of $0.7 million as of June 30, 2019 were comprised of operating lease liabilities. These assets and liabilities were reflected as current assets and current liabilities within "Prepaid and other current assets" and "Other accrued expenses," respectively, in the condensed consolidated balance sheet. The Company expects to record a gain on the sale of the Hillcrest Laboratories, Inc. business in third quarter 2019.
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
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “recurring revenues” and “non-recurring revenues.”  Recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  Non-recurring revenues are comprised of “non-current patent royalties,” which primarily include past patent royalties and royalties from static agreements, as well as “patent sales.”
Acquisition of Technicolor's Research & Innovation Unit
On May 31, 2019, we completed the acquisition of the R&I unit of Technicolor SA. R&I is a premier research lab that conducts fundamental research into video coding, IoT and smart home, imaging sciences, augmented reality and virtual reality, and artificial intelligence and machine learning technologies.
As consideration for the acquisition, the parties have agreed to terminate the jointly funded R&D collaboration that was entered into as part of the Technicolor Acquisition. In addition, InterDigital has assumed certain employment related obligations and Technicolor has agreed to reduce its rights to a revenue-sharing arrangement announced as part of the Technicolor Acquisition. There is no cash consideration. Refer to Note 7, "Business Combinations and Other Transactions" in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the acquisition.

2024 Senior Convertible Notes

On June 3, 2019, we issued the $400.0 million aggregate principal 2024 Notes. The net proceeds from the offering of the 2024 Notes were approximately $391.6 million after deducting the initial purchasers' fees and estimated offering expenses. Additionally, on May 29 and May 31, 2019, in connection with the offering of the 2024 Notes, we entered into the 2024 Call Spread Transactions.
The net proceeds from the issuance of the 2024 Notes, after deducting fees and offering expenses, were used for the following: (i) $232.7 million was used to repurchase $221.1 million in aggregate principal amount of the 2020 Notes in privately negotiated transactions concurrently with the offering of the 2024 Notes (ii) $19.6 million was used to repurchase shares of common stock at $62.53 per share, the closing price of the stock on May 29, 2019; and (iii) $24.4 million, in addition to the proceeds from the 2024 Warrant Transactions, was used to fund the cost of the 2024 Call Spread Transactions.

The 2024 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 12.3018 shares of common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share), as adjusted pursuant to the terms of the Indenture.

Refer to Note 9, “Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the 2024 Notes and related 2024 Call Spread Transactions.

Recurring Revenue
Second quarter 2019 recurring revenue was $74.4 million compared to $67.5 million in second quarter 2018, with the increase primarily driven by an increase in fixed-fee royalty revenues as a result of new license agreements signed in 2018 and the inclusion of revenue from the Technicolor Acquisition. Refer to "Results of Operations -- Second Quarter 2019 Compared to Second Quarter 2018" for further discussion of our 2019 revenue.
New Accounting Guidance
In February 2016, the FASB issued ASC 842, which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance (ASC 840). The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months, and also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company adopted this guidance on January 1, 2019 using the modified retrospective transition effective date method, and upon adoption reflected $13.6 million of right-of-use assets and $17.2 million of lease liabilities within the condensed consolidated balance sheet. The adoption did not have a material impact on the Company's condensed consolidated statements of income or cash flows.
Share Repurchase Program
During the six months ended June 30, 2019, we repurchased 2.5 million shares of our common stock for $171.3 million under our existing share repurchase program (the “2014 Repurchase Program”). On May 29, 2019, we announced that our Board of Directors authorized a $100 million increase to the 2014 Repurchase Program. The Board authorized a $300 million stock repurchase program in June 2014, which was increased to $400 million in June 2015, to $500 million in September 2017, and then to $600 million in December 2018.  This latest increase brings the total authorization to $700 million. As of June 30, 2019, there was approximately $96.8 million remaining under the 2014 Repurchase Program.
Comparability of Financial Results
When comparing second quarter 2019 financial results against other periods, the following items should be taken into consideration:

•
the acquisition of the R&I unit of Technicolor SA resulted in a net gain of approximately $14.2 million, inclusive of a $20.5 million gain from the derecognition of a contingent consideration liability, all of which is included within “Other Income (Net)” within our condensed consolidated statement of income;

•
the Technicolor Acquisition and the acquisition of the R&I unit of Technicolor SA, which closed on July 30, 2018 and May 31, 2019, respectively, contributed $3.6 million to our second quarter 2019 revenue and $13.2 million to our second quarter 2019 operating expenses, including $1.7 million of transaction-related and integration costs; and

•
in connection with the offering of the 2024 Notes, we repurchased approximately $221.1 million in aggregate principal amount of our 2020 Notes, which resulted in the recognition of a $5.5 million loss on extinguishment of debt that is included in "Other Income (Net)" within our condensed consolidated statement of income.

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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations (including the repayment of the remaining $94.9 million of our 2020 Notes), existing stock repurchase program and dividend program for the next twelve months.

Cash, cash equivalents, restricted cash and short-term investments
As of June 30, 2019, and December 31, 2018, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	June 30, 2019	December 31, 2018	Increase / (Decrease)
Cash and cash equivalents	$531,698	$475,056	$56,642
Restricted cash included within prepaid and other current assets	11,465	13,677	(2,212)
Short-term investments	299,461	470,724	(171,263)
Total cash, cash equivalents, restricted cash and short-term investments	$842,624	$959,457	$(116,833)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $46.6 million, primarily related to share repurchases, dividend payments, and cash payments for payroll taxes upon vesting of restricted stock units, partially offset by net proceeds from the debt refinancing and related expenses in second quarter 2019 and proceeds received from non-controlling interests. Cash used in investing activities of $20.7 million, excluding sales and purchases of short-term investments, primarily related to capital investments for patents and fixed assets. Cash used in operating activities of $53.5 million further contributed to the decrease. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated (used) the following cash flows in our operating activities in first half 2019 and 2018 (in thousands):

	Six months ended June 30,
	2019	2018	Increase / (Decrease)
Net cash provided by (used in) operating activities	$(53,523)	$6,232	$(59,755)
Our cash flows provided by (used in) operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $59.8 million increase in net cash used in operating activities was primarily driven by lower cash receipts in first half 2019 as compared to first half 2018 related to timing of cash receipts from our dynamic fixed-fee royalty agreements. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the six months June 30, 2019 and 2018 (in thousands).

	Six months ended June 30,
	2019	2018	Increase / (Decrease)
Cash Receipts:
Patent royalties	$59,769	$90,696	$(30,927)
Technology solutions	1,431	8,439	(7,008)
Total cash receipts	61,200	99,135	(37,935)

Cash Outflows:
Cash operating expenses [a]	92,911	79,194	13,717
Income taxes paid [b]	9,770	10,799	(1,029)
Total cash outflows	102,681	89,993	12,688

Other working capital adjustments	(12,042)	(2,910)	(9,132)

Cash flows provided by (used in) operating activities	$(53,523)	$6,232	$(59,755)

(a) Cash operating expenses include operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents, restricted cash and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, as of June 30, 2019 and December 31, 2018 (in thousands), as follows:

	June 30, 2019	December 31, 2018	Increase / (Decrease)
Current assets	$940,998	$1,024,250	$(83,252)
Less: current liabilities	242,898	179,395	63,503
Working capital	698,100	844,855	(146,755)
Subtract:
Cash and cash equivalents	531,698	475,056	56,642
Restricted cash	11,465	13,677	(2,212)
Short-term investments	299,461	470,724	(171,263)
Add:
Current deferred revenue	82,575	111,672	(29,097)
Adjusted working capital	$(61,949)	$(2,930)	$(59,019)

The $59.0 million increase in negative adjusted working capital is primarily attributable to the classification of our remaining outstanding 2020 Notes, which are due March 2020, as a current liability within the June 30, 2019 condensed consolidated balance sheet, which was partially offset by an increase in accounts receivable due to payments contractually due to us under certain of our dynamic fixed-fee royalty agreements.

Cash flows from investing and financing activities
Net cash provided by investing activities in first half 2019 was $154.5 million, a $32.0 million increase from $122.5 million net cash provided by investing activities in first half 2018. We sold $175.2 million of short-term marketable securities, net of purchases, in first half 2019, as compared to sales, net of purchases, of $147.0 million in first half 2018.
Net cash used in financing activities for first half 2019 was $46.6 million, an $8.6 million increase from $37.9 million in first half 2018. This change was primarily attributable to a $162.1 million increase in repurchases of common stock and a $3.9 million decrease in proceeds received from the exercise of stock options, which were partially offset by net proceeds of $141.3 million from the debt refinancing (net of related expenses) in second quarter 2019. Additionally, first half 2019 included a $10.3 million increase in proceeds received from noncontrolling interests, as well as a $4.3 million decrease in payroll taxes paid upon the vesting of restricted stock units. The decrease in payroll taxes was driven by both a lower share price upon vesting date as well as a lower number of restricted stock units vested in first six months 2019 as compared to the number of restricted stock units that vested in the first six months 2018.
Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2019 was approximately $204.1 million, a decrease of $65.3 million from December 31, 2018. This decrease in deferred revenue was primarily comprised of revenue recognized from amortized dynamic fixed-fee royalty payments.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2019 deferred revenue balance of $204.1 million by $82.6 million over the next twelve months.
Convertible Notes
Our 2024 Notes and 2020 Notes, which for purposes of this discussion, we refer to as the combined "Convertible Notes", are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares of common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period, and include that number in the total diluted shares figure for the period. At the time we issued the Convertible Notes, we entered into the 2024 Call Spread Transactions and 2020 Call Spread Transactions that together were designed to have the economic effect of reducing the net number of shares that will be issued in the event of conversion of the Convertible Notes by, in effect, increasing the conversion price of the Convertible Notes from our economic standpoint. However, under GAAP, since the impact of the 2024 Note Hedge Transactions and 2020 Note Hedge Transactions (together, the "Note Hedge Transactions") is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.
During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes and $71.01 per share for the 2020 Notes as of June 30, 2019) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions and $86.79 per share for the 2020 Warrant Transactions as of June 30, 2019), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 9, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes and the $94.9 million remaining aggregate principal amount of the 2020 Notes as of June 30, 2019, and the approximately 4.9 million warrants related to the 2024 Notes and the 1.3 million remaining warrants related to the 2020 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions and 2020 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the Note Hedge Transactions (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions:

2024 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2024 Notes	Shares Issuable Upon Exercise of the 2024 Warrant Transactions	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2024 Note Hedge Transactions	Incremental Shares Issuable (a)
	(Shares in thousands)
$85	215	—	215	(215)	—
$90	476	—	476	(476)	—
$95	710	—	710	(710)	—
$100	921	—	921	(921)	—
$105	1,111	—	1,111	(1,111)	—
$110	1,284	25	1,309	(1,284)	25
$115	1,442	238	1,680	(1,442)	238
$120	1,587	433	2,020	(1,587)	433
$125	1,721	613	2,334	(1,721)	613
$130	1,844	779	2,623	(1,844)	779

2020 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2020 Notes	Shares Issuable Upon Exercise of the 2020 Warrant Transactions	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2020 Note Hedge Transactions	Incremental Shares Issuable (a)
	(Shares in thousands)
$75	71	—	71	(71)	—
$80	150	—	150	(150)	—
$85	220	—	220	(220)	—
$90	282	48	330	(282)	48
$95	337	115	452	(337)	115
$100	387	177	564	(387)	177
$105	433	232	665	(433)	232
$110	474	282	756	(474)	282
$115	511	328	839	(511)	328
$120	546	370	916	(546)	370

(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.
RESULTS OF OPERATIONS
Second Quarter 2019 Compared to Second Quarter 2018
Revenues
The following table compares second quarter 2019 revenues to second quarter 2018 revenues (in thousands):

	Three months ended June 30,
	2019	2018	Total Increase/(Decrease)
Variable patent royalty revenue	$8,594	$6,594	$2,000	30%
Fixed-fee royalty revenue	63,736	60,264	3,472	6%
Current patent royalties [a]	72,330	66,858	5,472	8%
Non-current patent royalties [b]	1,237	2,017	(780)	(39)%
Total patent royalties	73,567	68,875	4,692	7%
Current technology solutions revenue [a]	2,042	680	1,362	200%
Patent sales [b]	—	—	—	—%
Total revenue	$75,609	$69,555	$6,054	9%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $6.1 million increase in total revenue was driven by a increase in fixed-fee royalties, primarily resulting from new agreements signed in second half 2018. The increase in variable patent royalties was primarily driven by the inclusion of revenue from agreements assumed as part of the Technicolor Acquisition. Current technology solutions revenue increased $1.4 million due to the renewal of a license agreement with an existing customer. The decrease in non-current patent royalties was primarily due to new Dynamic Fixed-Fee Agreements signed during second quarter 2018.

In second quarter 2019 and second quarter 2018, 75% and 79% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In second quarter 2019 and second quarter 2018, the following companies accounted for 10% or more of our total revenue:

	Three months ended June 30,
	2019	2018
Apple	37%	40%
Samsung	26%	28%
LG	12%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2019 and second quarter 2018 by category (in thousands):

	Three months ended June 30,
	2019	2018	Increase/(Decrease)
Patent administration and licensing	$37,353	$26,487	$10,866	41%
Development	17,027	15,829	1,198	8%
Selling, general and administrative	12,314	11,559	755	7%
Total operating expenses	$66,694	$53,875	$12,819	24%
Operating expenses increased to $66.7 million in second quarter 2019 from $53.9 million in second quarter 2018. The $12.8 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Technicolor Acquisitions: Recurring costs	$11,481
Personnel-related costs	1,104
Other	1,435
Intellectual property enforcement and non-patent litigation	(1,201)
Total increase in operating expenses	$12,819

The $12.8 million increase in operating expenses was primarily driven by the Technicolor Acquisition and the acquisition of the R&I unit of Technicolor SA (together, the "Technicolor Acquisitions"), which contributed $13.2 million to our second quarter 2019 operating expenses. The $13.2 million of operating expenses is comprised of $11.5 million of recurring costs, as noted above, of which $4.2 million and $1.7 million relate to patent amortization and transaction and integration costs, respectively. This compares to $3.9 million of transaction and integration costs in second quarter 2018.

The increase in personnel-related costs was primarily related to severance and related expenses associated with ongoing efforts to optimize our cost structure. The $1.2 million decrease in intellectual property enforcement and non-patent litigation was primarily due to decreased activity related to existing licensee disputes.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions. These increases were partially offset by decreased intellectual property enforcement and non-patent litigation and patent amortization expense.
Development Expense: The increase in development expense primarily related to costs associated with the jointly funded R&D collaboration with Technicolor R&I and increased personnel-related expenses, as discussed above.
Selling, General and Administrative Expense: The slight increase in selling, general and administrative expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions and increased personnel-related costs, as well as increased consulting services primarily related to spending on corporate initiatives.

Non-Operating Income (Expense)
The following table compares second quarter 2019 non-operating income (expense) to second quarter 2018 non-operating income (expense) (in thousands):

	Three months ended June 30,
	2019	2018	Change
Interest expense	$(9,907)	$(8,960)	$(947)	(11)%
Interest and investment income	3,592	4,350	(758)	(17)%
Gain on asset acquisition	14,175	—	14,175	—%
Loss on extinguishment of long-term debt	(5,488)	—	(5,488)	—%
Other income (expense)	75	(237)	312	132%
Total non-operating income (expense)	$2,447	$(4,847)	$7,294	150%
The change in non-operating income (expense) between periods was primarily driven by the recognition of a net gain of $14.2 million related to the Technicolor R&I acquisition in second quarter 2019. This gain was partially offset by the recognition of a $5.5 million loss on extinguishment of debt recognized in connection with the settlement of a portion of our 2020 Notes in second quarter 2019, higher interest expense related to the 2024 Notes, and interest incurred on long-term debt resulting from the Technicolor Acquisition.

Income taxes
In second quarter 2019, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 43.9%. The second quarter 2019 rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. In second quarter 2019, the Company recorded a net discrete tax expense of $3.4 million related to both the acquisition of the R&I unit of Technicolor SA and the extinguishment of long-term debt recognized during second quarter 2019. This is compared to an effective tax rate of 9.8% based on the statutory federal tax rate net of discrete federal and state taxes during second quarter 2018.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as FDII. The reduction in benefit is primarily related to the differences in our FDII deduction between the periods. The difference in the FDII deduction between the periods was driven by the timing of income between book and tax mostly related to revenue recognition. On March 6, 2019, the IRS issued proposed regulations for FDII. The Company is currently evaluating the impact of the proposed regulations and will record the impact, if any, as applicable.
First Half 2019 Compared to First Half 2018
Revenues
The following table compares first half 2019 revenues to first half 2018 revenues (in thousands):

	For the Six Months Ended June 30,
	2019	2018	Total Increase/(Decrease)
Variable patent royalty revenue	$17,874	$12,677	$5,197	41%
Fixed-fee royalty revenue	126,609	117,935	8,674	7%
Current patent royalties (a)	144,483	130,612	13,871	11%
Non-current patent royalties (b)	(4,538)	25,361	(29,899)	(118)%
Total patent royalties	139,945	155,973	(16,028)	(10)%
Current technology solutions revenue (a)	4,070	1,026	3,044	297%
Patent Sales	225	—	225	—%
Total revenue	$144,240	$156,999	$(12,984)	(8)%

(a)	Recurring revenues consist of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

(b)
Non-current patent royalties for the six months ended June 30, 2019 consist of past patent royalties and royalties from static agreements. For the six months ended June 30, 2018, non-current patent royalties consist of past patent royalties.

The $13.0 million decrease in total revenue was driven by a decrease in non-current patent royalties, primarily resulting from new agreements signed in the first half 2018, as well as $5.5 million net charge recorded as contra non-recurring revenue during first quarter 2019 related to a restructured licensing arrangement with a long-term customer. The decrease in non-current patent royalties was partially offset by a $8.7 million increase in fixed fee royalties resulting primarily from new dynamic fixed-fee agreements during 2018. The increase in variable patent royalties was primarily driven by inclusion of revenue from agreements assumed as part of the Technicolor Acquisition. Current technology solutions revenue increased $3.0 million due to the renewal of a license agreement with an existing customer.
In first half 2019 and first half 2018, 79% and 71% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2019 and first half 2018, the following companies accounted for 10% or more of our total revenue:

	Six months ended June 30,
	2019	2018
Apple	39%	36%
Samsung	27%	25%
LG	13%	10%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2019 and first half 2018 by category (in thousands):

	Six months ended June 30,
	2019	2018	Increase/(Decrease)
Patent administration and licensing	$73,424	$53,403	$20,021	37%
Development	35,522	32,003	3,519	11%
Selling, general and administrative	26,529	25,763	766	3%
Total operating expenses	$135,475	$111,169	$24,306	22%
Operating expenses increased 22% to $135.5 million in first half 2019 from $111.2 million in first half 2018. The $24.3 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Technicolor Acquisitions: Recurring costs	$20,591
Personnel-related costs	4,679
Technicolor Acquisitions: Transaction and integration costs	960
Intellectual property enforcement and non-patent litigation	(1,721)
Other	(203)
Total increase in operating expenses	$24,306
The $24.3 million increase in operating expenses was primarily driven by the Technicolor Acquisitions, which contributed $25.4 million to our first half 2019 operating expenses. The $25.4 million of operating expenses is comprised of $20.6 million of recurring costs, as noted above, of which $8.3 million relates to patent amortization. We incurred an additional $4.8 million of one-time transaction and integration costs during first half 2019 which was an increase of $1.0 million over such costs incurred in first half 2018.

The increase in personnel-related costs was primarily related to severance and related expenses associated with ongoing efforts to optimize our cost structure. The $1.7 million decrease in intellectual property enforcement and non-patent litigation was primarily due to decreased activity related to existing licensee disputes.

Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions. These increases were partially offset by a decrease in intellectual property enforcement costs and patent amortization expense.
Development Expense: The increase in development expense primarily related to costs associated with the jointly funded R&D collaboration with Technicolor R&I, which terminated on May 31, 2019, and increased personnel-related expenses, as discussed above. These increases were partially offset by reduced spending on the development of commercial solutions in an ongoing effort to optimize our cost structure.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions and increased personnel-related costs, discussed above.
Non-Operating Income (Expense)
The following table compares first half 2019 non-operating income (expense) to first half 2018 non-operating income (expense) (in thousands):

	Six months ended June 30,
	2019	2018	Change
Interest expense	$(19,385)	$(18,203)	$(1,182)	(6)%
Interest and investment income	7,488	7,273	215	3%
Gain on asset acquisition	14,175	—	14,175	—%
Loss on extinguishment of long-term debt	(5,488)	—	(5,488)	—%
Other income (expense)	(206)	(253)	47	19%
Total non-operating income (expense)	$(3,416)	$(11,183)	$7,767	69%
The change in non-operating income (expense) between periods was primarily driven by the recognition of a net gain of $14.2 million related to the Technicolor R&I acquisition in second quarter 2019. This gain was partially offset by the recognition of a $5.5 million loss on extinguishment of debt recognized in connection with the settlement of a portion of our 2020 Notes in second quarter 2019, higher interest expense related to the 2024 Notes, and interest incurred on long-term debt resulting from the Technicolor Acquisition.
Income taxes
In first half 2019, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 59.5%. The first half 2019 rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first half 2019 effective tax rate would have been 20.4%. In first half 2019, the Company recorded a net discrete tax expense of $3.4 million related to both the acquisition of the R&I unit of Technicolor SA and the extinguishment of long-term debt recognized during second quarter 2019. This is compared to an effective tax rate benefit of 11.1% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2018. During first half 2018, we recorded discrete benefits of $3.7 million related to excess tax benefits related to share-based compensation and our sale of a commercial initiative.  The effective tax rate would have been a benefit of 0.6% not including these discrete benefits.
As noted above, on December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as FDII. The reduction in benefit is primarily related to the differences in our FDII deduction between the periods. The difference in the FDII deduction between the periods was driven by the timing of income between book and tax mostly related to revenue recognition. On March 6, 2019, the IRS issued proposed regulations for FDII. The Company is currently evaluating the impact of the proposed regulations and will record the impact, if any, as applicable.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards, including the new revenue recognition guidance, on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our June 30, 2019 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of June 30, 2019;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•	Our expectations with respect to the impact of the Technicolor Acquisitions on our financial statements and our business;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future; and

•	Our expectation that we will record a gain on the sale of the Hillcrest Laboratories, Inc. business.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchase of its common stock during the first half 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2019 - April 30, 2019	322,037	$67.44	322,037	$37,371,305
May 1, 2019 - May 31, 2019	307,764	$68.02	307,764	$116,430,445
June 1, 2019 - June 30, 2019	313,720	$62.53	313,720	$96,813,533
Total	943,521	$66.00	943,521	$96,813,533

(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the 2014 Repurchase Program, $300 million of which was authorized by the Company’s Board of Directors in June 2014, with an additional $100 million authorized by the Company’s Board of Directors in each of June 2015, September 2017, December 2018, and May 2019, respectively. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
4.1*
Indenture, dated June 3, 2019, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital, Inc.'s Current Report on Form 8-K dated May 29, 2019).

4.2*	Form of 2.00% Senior Convertible Note due 2024 (included in Exhibit 4.1 to InterDigital, Inc.'s Current Report on Form 8-K dated May 29, 2019).

10.1*
Purchase Agreement, dated May 29, 2019, between InterDigital, Inc. and Barclays Capital Inc., as representative of the several initial purchasers named in Schedule I attached thereto (Exhibit 10.1 to InterDigital, Inc.'s Current Report on Form 8-K dated May 29, 2019).

10.2*	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital, Inc.'s Current Report on Form 8-K dated May 29, 2019).

10.3*	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital, Inc.'s Current Report on Form 8-K dated May 29, 2019).

10.4*	Form of Unwind Agreement (Exhibit 10.4 to InterDigital Inc.'s Current Report on Form 8-K dated May 29, 2019).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.+

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.+

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document
______________________________

*	Incorporated by reference to the previous filing indicated.
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

INTERDIGITAL, INC.

Date: August 1, 2019	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: August 1, 2019	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer