Form 10-Q
period 2019-09-30
InterDigital, Inc.
filed 2019-10-31
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	31,132,944
Title of Class	Outstanding at October 29, 2019

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$735,886	$475,056
Short-term investments	211,737	470,724
Accounts receivable, less allowances of $537 and $693	23,355	35,032
Prepaid and other current assets	51,545	43,438
Total current assets	1,022,523	1,024,250
PROPERTY AND EQUIPMENT, NET	10,018	10,051
PATENTS, NET	448,957	454,567
DEFERRED TAX ASSETS	85,437	77,225
OTHER NON-CURRENT ASSETS	61,367	60,465
	605,779	602,308
TOTAL ASSETS	$1,628,302	$1,626,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$93,131	$—
Accounts payable	12,713	19,367
Accrued compensation and related expenses	26,440	26,838
Deferred revenue	171,433	111,672
Taxes payable	193	1,508
Dividends payable	10,897	11,627
Other accrued expenses	19,492	8,383
Total current liabilities	334,299	179,395
LONG-TERM DEBT	346,397	317,377
LONG-TERM DEFERRED REVENUE	107,498	157,634
OTHER LONG-TERM LIABILITIES	36,809	34,139
TOTAL LIABILITIES	825,003	688,545
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,267 and 71,134 shares issued and 31,133 and 33,529 shares outstanding	712	711
Additional paid-in capital	725,891	685,512
Retained earnings	1,409,870	1,435,970
Accumulated other comprehensive loss	(105)	(2,471)
	2,136,368	2,119,722
Treasury stock, 40,134 and 37,605 shares of common held at cost	1,354,262	1,182,993
Total InterDigital, Inc. shareholders’ equity	782,106	936,729
Noncontrolling interest	21,193	1,284
Total equity	803,299	938,013
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,628,302	$1,626,558

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
REVENUES:
Patent licensing royalties	$68,049	$74,045	$207,994	$230,018
Technology solutions	3,724	1,034	7,794	2,060
Patent sales	750	—	975	—
	72,523	75,079	216,763	232,078

OPERATING EXPENSES:
Patent administration and licensing	34,772	32,077	108,196	85,480
Development	20,506	17,276	56,028	49,279
Selling, general and administrative	13,471	12,806	40,000	38,569
	68,749	62,159	204,224	173,328

Income from operations	3,774	12,920	12,539	58,750

INTEREST EXPENSE	(10,920)	(9,039)	(30,305)	(27,242)
OTHER INCOME (EXPENSE), NET	7,803	(4,914)	23,772	2,106
Income (loss) before income taxes	657	(1,033)	6,006	33,614
INCOME TAX BENEFIT (PROVISION)	178	21,143	(3,007)	25,001
NET INCOME	$835	$20,110	$2,999	$58,615
Net loss attributable to noncontrolling interest	(1,399)	(1,642)	(4,175)	(4,333)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$2,234	$21,752	$7,174	$62,948
NET INCOME PER COMMON SHARE — BASIC	$0.07	$0.63	$0.23	$1.81
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	31,130	34,651	31,757	34,687
NET INCOME PER COMMON SHARE — DILUTED	$0.07	$0.61	$0.22	$1.77
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,308	35,607	32,010	35,614

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Net income	$835	$20,110	$2,999	$58,615
Unrealized gain (loss) on investments, net of tax	245	467	2,366	(904)
Comprehensive income	$1,080	$20,577	$5,365	$57,711
Comprehensive loss attributable to noncontrolling interest	(1,399)	(1,642)	(4,175)	(4,333)
Total comprehensive income attributable to InterDigital, Inc.	$2,479	$22,219	$9,540	$62,044
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2017	70,749	$707	$680,040	$1,257,632	$(2,083)	36,127	$(1,072,488)	$9,340	$873,148
Cumulative effect of change in accounting principle	—	—	—	161,701	(449)	—	—	—	161,252
Net income attributable to InterDigital, Inc.	—	—	—	30,230	—	—	—	—	30,230
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,501)	(1,501)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(1,747)	—	—	—	(1,747)
Dividends declared ($0.35 per share)	—	—	115	(12,280)	—	—	—	—	(12,165)
Issuance of common stock, net	208	2	(8,279)	—	—	—	—	—	(8,277)
Amortization of unearned compensation	—	—	816	—	—	—	—	—	816
Repurchase of common stock	—	—	—	—	—	84	(6,024)	—	(6,024)
BALANCE, MARCH 31, 2018	70,957	$709	$672,692	$1,437,283	$(4,279)	36,211	$(1,078,512)	$7,839	$1,035,732
Net income attributable to InterDigital, Inc.	—	—	—	10,966	—	—	—	—	10,966
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,190)	(1,190)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	376	—	—	—	376
Dividends declared ($0.35 per share)	—	—	102	(12,255)	—	—	—	—	(12,153)
Exercise of common stock options	90	1	3,930	—	—	—	—	—	3,931
Issuance of common stock, net	12	—	(111)	—	—	—	—	—	(111)
Amortization of unearned compensation	—	—	1,821	—	—	—	—	—	1,821
Repurchase of common stock	—	—	—	—	—	40	(3,148)	—	(3,148)
BALANCE, JUNE 30, 2018	71,059	$710	$678,434	$1,435,994	$(3,903)	36,251	$(1,081,660)	$6,649	$1,036,224
Net income attributable to InterDigital, Inc.	—	—	—	21,752	—	—	—	—	21,752
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,642)	(1,642)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	467	—	—	—	467
Dividends declared ($0.35 per share)	—	—	127	(12,124)	—	—	—	—	(11,997)
Exercise of common stock options	56	1	2,431	—	—	—	—	—	2,432
Issuance of common stock, net	2	—	(91)	—	—	—	—	—	(91)
Amortization of unearned compensation	—	—	2,239	—	—	—	—	—	2,239
Repurchase of common stock	—	—	—	—	—	424	(34,335)	—	(34,335)
BALANCE, SEPTEMBER 30, 2018	71,117	$711	$683,140	$1,445,622	$(3,436)	36,675	$(1,115,995)	$5,007	$1,015,049

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net loss attributable to InterDigital, Inc.	—	—	—	(2,803)	—	—	—	—	(2,803)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	12,834	12,834
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,411)	(1,411)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,045	—	—	—	1,045
Dividends declared ($0.35 per share)	—	—	103	(11,283)	—	—	—	—	(11,180)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of common stock, net	116	1	(4,098)	—	—	—	—	—	(4,097)
Amortization of unearned compensation	—	—	2,096	—	—	—	—	—	2,096
Repurchase of common stock	—	—	—	—	—	1,585	(108,986)	—	(108,986)
BALANCE, MARCH 31, 2019	71,250	$712	$683,615	$1,421,884	$(1,426)	39,190	$(1,291,979)	$12,707	$825,513
Net income attributable to InterDigital, Inc.	—	—	—	7,743	—	—	—	—	7,743
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,076	—	—	—	1,076
Dividends declared ($0.35 per share)	—	—	104	(10,999)	—	—	—	—	(10,895)
Issuance of common stock, net	10	—	(40)	—	—	—	—	—	(40)
Amortization of unearned compensation	—	—	2,116	—	—	—	—	—	2,116
Repurchase of common stock	—	—	—	—	—	944	(62,283)	—	(62,283)
Equity component of debt, net of tax	—	—	56,917	—	—	—	—	—	56,917
Net convertible note hedge transactions, net of tax	—	—	(49,740)	—	—	—	—	—	(49,740)
Net warrant transactions	—	—	43,416	—	—	—	—	—	43,416
Deferred financing costs allocated to equity, net of tax	—	—	(1,569)	—	—	—	—	—	(1,569)
Reacquisition of equity component of debt due to prepayment, net of tax	—	—	(10,649)	—	—	—	—	—	(10,649)
BALANCE, JUNE 30, 2019	71,260	$712	$724,170	$1,418,628	$(350)	40,134	$(1,354,262)	$11,342	$800,240
Net income attributable to InterDigital, Inc.	—	—	—	2,234	—	—	—	—	2,234
Increases in noncontrolling interest	—	—	—	—	—	—	—	11,250	11,250
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,399)	(1,399)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	245	—	—	—	245
Dividends declared ($0.35 per share)	—	—	95	(10,992)	—	—	—	—	(10,897)
Issuance of common stock, net	7	—	(179)	—	—	—	—	—	(179)
Amortization of unearned compensation	—	—	1,805	—	—	—	—	—	1,805
BALANCE, SEPTEMBER 30, 2019	71,267	$712	$725,891	$1,409,870	$(105)	40,134	$(1,354,262)	$21,193	$803,299
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,999	$58,615
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56,907	47,024
Non-cash interest expense, net	13,586	10,684
Non-cash change in fair-value	710	—
Gain on asset acquisition and sale of business	(22,690)	—
Change in deferred revenue	875	9,822
Loss on extinguishment of debt	5,488	—
Deferred income taxes	(8,014)	(27,673)
Share-based compensation	6,017	4,875
Impairment of long-term investment	3,312	200
Loss on disposal of assets	119	8,176
Other	623	(2)
(Increase) decrease in assets:
Receivables	11,659	36,861
Deferred charges and other assets	(2,181)	(63,783)
Increase (decrease) in liabilities:
Accounts payable	(2,547)	5,640
Accrued compensation and other expenses	6,428	(5,618)
Accrued taxes payable and other tax contingencies	(1,315)	91,796
Net cash provided by operating activities	71,976	176,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(92,270)	(142,562)
Sales of short-term investments	355,649	317,447
Purchases of property and equipment	(3,062)	(1,882)
Proceeds from sale of business	10,000	—
Capitalized patent costs	(26,123)	(23,845)
Acquisition of patents	—	(2,250)
Acquisition of business, net of cash acquired	—	(142,985)
Long-term investments	—	(6,686)
Net cash provided by (used in) investing activities	244,194	(2,763)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	2	6,362
Payments on long-term debt	(221,091)	—
Proceeds from issuance of convertible senior notes	400,000	—
Purchase of convertible bond hedge	(72,000)	—
Payment for warrant unwind	(4,184)	—
Prepayment penalty on long-term debt	(10,763)	—
Proceeds from hedge unwind	9,038	—
Proceeds from issuance of warrants	47,600	—
Payments of debt issuance costs	(8,375)	—
Proceeds from non-controlling interests	10,333	—
Dividends paid	(33,683)	(36,472)
Taxes withheld upon restricted stock unit vestings	(4,316)	(8,479)
Repurchase of common stock	(171,269)	(43,508)
Net cash used in financing activities	(58,708)	(82,097)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	257,462	91,757
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	488,733	433,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$746,195	$524,771

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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2019, and the results of our operations for the three and nine months ended September 30, 2019 and 2018 and our cash flows for the nine months ended September 30, 2019 and 2018. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019. Definitions of capitalized terms not defined herein appear within our 2018 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2019	2018
Interest paid	$3,930	$4,740
Income taxes paid, including foreign withholding taxes	16,483	24,459
Non-cash investing and financing activities:
Dividend payable	10,897	11,996
Increases in noncontrolling interests	13,750	—
Non-cash acquisition of patents	22,500	—
Accrued capitalized patent costs and property and equipment	390	(1,513)

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
Accounting Standards Update: Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses".  This ASU introduces a new accounting model for recognizing credit losses on certain financial instruments and financial assets, including trade receivables, based upon an estimate of current expected credit losses, otherwise known as CECL. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. Additionally, ASU No. 2016-13 made several changes to the available-for-sale impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. While we are still completing our accounting assessment, we do not expect this guidance to have a material impact on our consolidated financial statements.
Accounting Standards Update: Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. While we are still completing our accounting assessment, we do not expect this guidance to have a material impact on our consolidated financial statements.
Accounting Standards Update: Collaborative Arrangements
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606".  The amendments in this ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for entities who have previously adopted the new revenue recognition guidance. While we are still completing our accounting assessment, we do not expect this guidance to have a material impact on our consolidated financial statements.
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
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and, as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available on the lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. We utilized the incremental borrowing rate as of January 1, 2019, our adoption date, for operating leases that commenced prior to that date. Upon our adoption of ASU 2016-02, the Company recorded the following operating lease right-of-use assets and operating lease liabilities as of January 1, 2019. Additionally, the table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2019 (in thousands):

	Balance Sheet Classification	January 1, 2019	September 30, 2019
Assets
Operating lease right-of-use assets, net	Other Non-current Assets	$13,634	$16,587
Total Lease Assets		$13,634	$16,587

Liabilities
Operating lease liabilities - Current	Other Accrued Expenses	$3,519	$3,624
Operating lease liabilities - Noncurrent	Other Long-Term Liabilities	13,652	15,867
Total Lease Liabilities		$17,171	$19,491

The components of lease costs which were included within operating expenses in our condensed consolidated statements of income were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Operating lease cost	$1,210	$3,325
Short-term lease cost	211	731
Variable lease cost	362	1,054

For the three and nine months ended September 30, 2019, sublease income was insignificant. Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 was $1.4 million and $3.8 million, respectively, and was included in net cash provided by operating activities in our condensed consolidated statements of cash flows. Operating lease right-of-use assets obtained in exchange for operating lease obligations totaled $5.5 million during the three and nine months ended September 30, 2019. As of September 30, 2019, the weighted average remaining operating lease term was 5.6 years and the weighted average discount rate used to determine the operating lease liabilities was 6.2%. As of September 30, 2019, the Company had an additional operating lease that had not yet commenced of approximately $10.0 million, which is set to commence in October 2019 and will have a lease term of approximately 10.8 years years.
The maturities of our operating lease liabilities as of September 30, 2019 under ASC 842, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities	September 30, 2019
Remainder 2019	$1,348
2020	4,440
2021	3,934
2022	3,965
2023	3,229
Thereafter	6,310
Total lease payments	$23,226
Less: Imputed interest	(3,735)
Present value of lease liabilities	$19,491

The undiscounted maturities of our operating leases as of December 31, 2018 under ASC 840, including short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Leases	December 31, 2018
2019	$5,362
2020	3,386
2021	2,883
2022	2,920
2023	2,184
Thereafter	5,582

3. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,
	2019	2018	Increase/(Decrease)
Variable patent royalty revenue	$4,683	$13,645	$(8,962)	(66)%
Fixed-fee royalty revenue	63,736	60,272	3,464	6%
Current patent royalties [a]	68,419	73,917	(5,498)	(7)%
Non-current patent royalties [b]	(370)	128	(498)	(389)%
Total patent royalties	68,049	74,045	(5,996)	(8)%
Current technology solutions revenue [a]	3,724	1,034	2,690	260%
Patent sales [b]	750	—	750	—%
Total revenue	$72,523	$75,079	$(2,556)	(3)%

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)
Variable patent royalty revenue	$22,557	$26,322	$(3,765)	(14)%
Fixed-fee royalty revenue	190,345	178,207	12,138	7%
Current patent royalties [a]	212,902	204,529	8,373	4%
Non-current patent royalties [b]	(4,908)	25,489	(30,397)	(119)%
Total patent royalties	207,994	230,018	(22,024)	(10)%
Current technology solutions revenue [a]	7,794	2,060	5,734	278%
Patent sales [b]	975	—	975	—%
Total revenue	$216,763	$232,078	$(15,315)	(7)%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
    During first nine months 2019, we recognized $120.3 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2019, we had contract assets of $14.4 million and $1.3 million included within accounts receivable and other non-current assets, respectively. As of December 31, 2018, we had contract assets of $19.7 million and $5.5 million included within accounts receivable and other non-current assets, respectively.
Contracted Revenue
Based on contracts signed and committed as of September 30, 2019, we expect to recognize the following revenue from Dynamic Fixed-Fee Agreement payments over the term of such contracts (in thousands):

Revenue
Remainder 2019	$63,736
2020	248,250
2021	178,583
2022	85,228
2023	—

4. INCOME TAXES
In first nine months 2019, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 50.1%. The effective tax rate for first nine months 2019 was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first nine months 2019 effective tax rate would have been a benefit of 25.3%. In first nine months 2019, the Company recorded net discrete tax expenses of $3.1 million related to the acquisition of the Research & Innovation ("R&I")

unit of Technicolor SA, the extinguishment of long-term debt, the filing of amended federal income tax returns and the sale of our Hillcrest Laboratories, Inc. ("Hillcrest") product business. Refer to Note 7, "Business Combinations and Other Transactions" and Note 9, "Long-Term Debt" for further discussion of these transactions. This is compared to an effective tax rate benefit of 74.4% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2018. During first nine months 2018, we recorded discrete net benefits of $18.4 million related to share-based compensation, our sale of a commercial initiative and a benefit from the anticipated filing by the Company of amended tax returns in connection with the Competent Authority Proceeding (as defined in our 2018 Form 10-K).  Excluding these discrete benefits, the effective tax rate would have been a benefit of 19.7%.
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
During first nine months 2019 and 2018, we paid approximately $11.5 million and $16.5 million, respectively, of foreign source withholding tax. Additionally, as of September 30, 2019 and December 31, 2018, we included approximately $0.2 million and $1.5 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
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

	Three months ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$2,234	$2,234	$21,752	$21,752
Denominator:
Weighted-average shares outstanding: Basic	31,130	31,130	34,651	34,651
Dilutive effect of stock options, RSUs, convertible securities and warrants		178		956
Weighted-average shares outstanding: Diluted		31,308		35,607
Earnings Per Share:
Net income per common share: Basic	$0.07	$0.07	$0.63	$0.63
Dilutive effect of stock options, RSUs, convertible securities and warrants		—		(0.02)
Net income per common share: Diluted		$0.07		$0.61

	Nine months ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$7,174	$7,174	$62,948	$62,948
Denominator:
Weighted-average shares outstanding: Basic	31,757	31,757	34,687	34,687
Dilutive effect of stock options, RSUs, convertible securities and warrants		253		927
Weighted-average shares outstanding: Diluted		32,010		35,614
Earnings Per Share:
Net income per common share: Basic	$0.23	$0.23	$1.81	$1.81
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.01)		(0.04)
Net income per common share: Diluted		$0.22		$1.77

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Restricted stock units and stock options	155	78	120	44
Convertible securities	6,260	—	5,236	—
Warrants	6,260	4,405	5,236	4,404
Total	12,675	4,483	10,592	4,448

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
6. LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS
Huawei China
On January 3, 2019, InterDigital was notified that a civil complaint was filed on January 2, 2019, by Huawei Technologies Co., Ltd. and certain of its subsidiaries against InterDigital, Inc. and certain of its subsidiaries in the Shenzhen Intermediate People’s Court. The complaint seeks a ruling that the InterDigital defendants have violated an obligation to license their patents that are essential to 3G, 4G and 5G wireless telecommunication standards on fair, reasonable and non-discriminatory (“FRAND”) terms and conditions. The complaint also seeks a determination of the terms for licensing all of the InterDigital defendants’ Chinese patents that are essential to 3G, 4G and 5G wireless telecommunication standards to the Huawei plaintiffs for the plaintiffs’ wireless terminal unit products made and/or sold in China from 2019 to 2023. On September 17, 2019, InterDigital filed a petition challenging the jurisdiction of the Shenzhen Intermediate People’s Court to hear the action. The court's decision regarding InterDigital's jurisdictional challenge is pending. InterDigital’s patent license agreement with Huawei expired on December 31, 2018.

Lenovo
U.K. Proceedings

On August 27, 2019, InterDigital, Inc., and its wholly owned subsidiaries InterDigital Holdings, Inc., InterDigital Technology Corporation, and InterDigital Patent Holdings, Inc., filed a claim in the High Court of Justice, Business and Property Courts, Intellectual Property List (Chancery Division), Patents Court of England and Wales (the “High Court”), against Lenovo Group Limited, Lenovo (United States) Inc., Lenovo Technology (United Kingdom) Limited, Motorola Mobility LLC, and Motorola Mobility UK Limited (Claim No. HP-2019-000032). The claim alleges infringement of four of InterDigital’s patents relating to 3G and/or 4G/LTE standards: European Patent (U.K.) Nos. 2,363,008; 2,421,318; 2,485,558; and 2,557,714.

In these proceedings, InterDigital is seeking a “FRAND injunction” of the type previously awarded by the High Court in Unwired Planet v. Huawei, preventing further infringement of InterDigital’s standards-essential patents where the court has settled the terms of a worldwide FRAND license and the defendant does not enter into a license on those terms, along with other relief concerning declarations, damages and costs.

On October 3, 2019, Lenovo filed an application challenging the jurisdiction of the High Court to hear the action, as well as the order which permitted service outside of the United Kingdom with respect to the U.S. and Hong Kong defendants. The High Court's decision regarding these challenges is pending.
District of Delaware Proceedings
On August 28, 2019, InterDigital, Inc., and its wholly owned subsidiaries InterDigital Technology Corporation, IPR Licensing, Inc., InterDigital Communications, Inc., and InterDigital Holdings, Inc., filed a complaint in the United States District Court for the District of Delaware against Lenovo Holding Company, Inc., Lenovo (United States) Inc., and Motorola Mobility LLC, alleging that Lenovo infringes eight of InterDigital’s U.S. patents—U.S. Patent Nos. 8,085,665; 8,199,726; 8,427,954; 8,619,747; 8,675,612; 8,797,873; 9,203,580; and 9,456,449—by making, using, offering for sale, and/or selling Lenovo wireless devices with 3G and/or 4G LTE capabilities. As relief, InterDigital is seeking: (a) a declaration that InterDigital is not in breach of its relevant FRAND commitments with respect to Lenovo; (b) to the extent Lenovo does not agree to negotiate a worldwide patent license, does not agree to enter into binding international arbitration to set the terms of a FRAND license, and does not agree to be bound by the FRAND terms to be set by the High Court in the separately filed U.K. Proceedings (described above), an injunction prohibiting Lenovo from continued infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) attorneys’ fees and costs.
ZTE USITC Proceedings and Related Delaware District Court Proceedings
Information regarding legal proceedings that InterDigital filed against ZTE Corporation and ZTE (USA) Inc. (collectively, "ZTE") with the United States International Trade Commission ("USITC") and the Delaware District Court can be found in the description of legal proceedings contained in InterDigital's 2018 Form 10-K. With respect to the Delaware District Court proceeding related to the 2013 USITC Proceeding (337-TA-868), on January 23, 2019, InterDigital and ZTE filed a joint status report that informed the Delaware District Court of the Federal Circuit's decision regarding the '966 and '847 patents and that the PTAB proceedings regarding the '244 patent remained pending. The parties jointly requested that the case remain stayed so that the portion of the case related to damages potentially owed by ZTE as to the three patents-in-suit could be coordinated. The court granted that request on January 25, 2019.

On October 18, 2019, InterDigital and ZTE entered into a Patent License Agreement pursuant to which the parties agreed that, upon the performance of certain obligations by ZTE, the parties will end all legal proceedings initiated by either party or otherwise pending between them. On October 25, 2019, ZTE filed an unopposed motion with the Federal Circuit to withdraw from the '244 patent PTAB remand appeal. InterDigital further expects that ZTE will withdraw from any other proceedings related to the Inter Parties Review of the '244 patent, though InterDigital has retained the right to continue to participate in such proceedings, including any remand or appeals. InterDigital expects that the Delaware District Court proceedings related to the 2011 USITC Proceeding (337-TA-800) and 2013 USITC Proceeding (337-TA-868) will be dismissed with prejudice by January 2020.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2019.
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
The amount of revenue and earnings that would have been included in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2018 had the acquisition date been January 1, 2017 are reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional interest expense as well as amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2017. In addition, pro forma adjustments have been made to reflect the impact of the transaction-related costs discussed below. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands, except for per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Actual revenue	$75,079	$232,078
Supplemental pro forma revenue	76,034	238,761
Actual earnings	21,752	62,948
Supplemental pro forma earnings	22,884	55,314
Actual diluted earnings per share	0.61	1.77
Supplemental pro forma diluted earnings per share	0.64	1.55

Acquisition of Technicolor's Research & Innovation Unit
On May 31, 2019, we completed the acquisition of the Research & Innovation, or R&I, unit of Technicolor SA. The acquisition brought the Company’s research team to approximately 340 engineers in eight R&D offices worldwide, and expanded the Company’s research capabilities in video coding, Internet of Things ("IoT") and smart home, imaging sciences, augmented reality and virtual reality, and artificial intelligence and machine learning technologies. The R&I unit was the driving creative force behind the patent portfolio that was acquired in the Technicolor Acquisition discussed above.
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
The acquisition of the R&I unit resulted in a net gain of approximately $14.2 million in second quarter 2019, inclusive of the $20.5 million gain from the derecognition of the contingent consideration liability described below, all of which is included within “Other Income (Expense), Net” in the condensed consolidated statement of income.
Contingent Consideration
The original revenue-sharing arrangement between the Company and Technicolor created a contingent consideration liability upon closing of the Technicolor Acquisition in third quarter 2018. Refer to our 2018 Form 10-K for further information on the initial contingent consideration liability which was accounted for at fair value each reporting period.
Under the amended revenue-sharing arrangement described above, Technicolor will now receive 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement (as defined below) only, subject to certain conditions and hurdles, but will no longer receive revenue-sharing from other licensing efforts in the consumer electronics field outside of the Madison Arrangement. We determined that the initial contingent consideration liability from the Technicolor Acquisition was significantly modified in conjunction with the acquisition of the R&I unit, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain during the nine months ended September 30, 2019 and is included within "Other Income (Expense), Net" in the condensed consolidated statement of income.
Defined Benefit Plans
In connection with the Technicolor Acquisition and the acquisition of the R&I unit, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels. As of September 30, 2019, the combined accumulated projected benefit obligation related to these plans totaled $6.5 million. Service cost and interest cost for the combined plans totaled $0.1 million for the nine months ended September 30, 2019. These plans are not required to be funded and were not funded as of September 30, 2019.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2019 and December 31, 2018 is disclosed within Note 8. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2019, we recognized $0.7 million and $2.0 million, respectively, of interest expense related to this debt, which was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. Refer to Note 8, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2019 and December 31, 2018 to the captions within the condensed consolidated balance sheets.
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario where the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB Credit, assuming they have not participated in the funding of the shortfall. As of September 30, 2019, we have not contributed any shortfall funding.

Transaction costs
Transaction and integration related costs related to the above transactions for the three months ended September 30, 2019 and 2018 were $2.1 million and $5.4 million, respectively. Transaction and integration related costs related to the above transactions for the nine months ended September 30, 2019 and 2018 were $6.9 million and $9.2 million, respectively. The majority of these costs were recorded within “Patent administration and licensing” and “Selling, general and administrative” expenses in the condensed consolidated statements of income.
Sale of Business
On July 19, 2019, we completed the sale of our Hillcrest product business to a subsidiary of CEVA, Inc. In connection with the sale, we received initial proceeds of $10.0 million, with a customary portion of the purchase price placed in escrow to secure potential indemnification claims. As part of the transaction, we retained substantially all of the Hillcrest patent assets that we acquired in 2016. As a result of this transaction, we recorded an $8.5 million gain on sale which is included within “Other Income (Expense), Net” in the condensed consolidated statements of income for the three and nine months ended September 30, 2019.
8. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2019, December 31, 2018 and September 30, 2018 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands). The Company had no restricted cash balance prior to third quarter 2018.

	September 30,	December 31,	September 30,
	2019	2018	2018
Cash and cash equivalents	$735,886	$475,056	$508,829
Restricted cash included within prepaid and other current assets	9,229	13,677	15,942
Restricted cash included within other non-current assets	1,080	—	—
Total cash, cash equivalents and restricted cash	$746,195	$488,733	$524,771

Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of September 30, 2019 and December 31, 2018, four and five licensees, respectively, comprised 54% and 76% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$746,195	$—	$—	$746,195
Commercial paper (b)	—	—	—	—
U.S. government securities	—	113,541	—	113,541
Corporate bonds, asset backed and other securities	—	98,196	—	98,196
Total	$746,195	$211,737	$—	$957,932

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$488,733	$—	$—	$488,733
Commercial paper (b)	—	14,548	—	14,548
U.S. government securities	—	289,576	—	289,576
Corporate bonds, asset backed and other securities	—	166,600	—	166,600
Total	$488,733	$470,724	$—	$959,457
Liabilities:
Contingent consideration resulting from the Technicolor Acquisition	$—	$—	$19,800	$19,800
Total	$—	$—	$19,800	$19,800
______________________________

(a)	Primarily included within cash and cash equivalents.

(b)	As of September 30, 2019 and December 31, 2018, zero commercial paper was included within cash and cash equivalents.

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
During second quarter 2019, we completed the acquisition of the R&I unit of Technicolor SA. The transaction met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. As discussed in Note 7, "Business Combinations and Other Transactions," as part of this acquisition, Technicolor reduced its rights to the revenue-sharing arrangement that created the initial contingent consideration liability from the Technicolor Acquisition. We determined that the initial contingent consideration liability from the Technicolor Acquisition was significantly modified in conjunction with the acquisition of the R&I unit, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain which was included within "Other Income (Expense), Net” in the condensed consolidated statement of income for second quarter 2019. Therefore, effective as of the acquisition date of May 31, 2019, the contingent consideration liability was no longer a Level 3 fair value recurring measurement.
The following table provides a reconciliation of the beginning and ending balances of our Level 3 fair value measurements from December 31, 2018 to September 30, 2019, which includes the contingent consideration liability resulting from the Technicolor Acquisition discussed further above. The Level 3 contingent consideration liability was historically included within "Other long-term liabilities" in the condensed consolidated balance sheet prior to its derecognition in second quarter 2019.

Level 3 Fair Value Measurements	Contingent Consideration Liability
Balance as of December 31, 2018	$19,800
Changes in fair value recognized in the condensed consolidated statements of income	710
Derecognition of contingent consideration liability as a Level 3 fair value measurement	(20,510)
Balance as of September 30, 2019	$—

Non-Recurring Fair Value Measurements
Investments in Other Entities
From time to time, we may make strategic investments in companies that have developed or are developing technologies that are complementary to our business. As disclosed in our 2018 Form 10-K, in conjunction with our adoption of ASU No. 2016-01, we made an accounting policy election for a measurement alternative for our equity investments that do not have readily determinable fair values, specifically related to our strategic investments in other entities. Under the alternative, our strategic investments in other entities without readily determinable fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, if any. Adjustments to the carrying value of those investments are considered non-recurring fair value measurements.
During third quarter 2019, we recognized a $3.3 million loss resulting from the partial impairment of one of our long-term strategic investments, which was included within “Other Income (Expense), Net” in the condensed consolidated statement of income.
Fair Value of Long-Term Debt
2024 and 2020 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	September 30, 2019			December 31, 2018
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$494,909	$419,136	$488,432	$316,000	$298,951	$331,595

Technicolor Acquisition Long-term Debt
As more fully disclosed in Note 7, "Business Combinations and Other Transactions," we recognized long-term debt in conjunction with the Technicolor Acquisition. The carrying value and related estimated fair value of the Technicolor Acquisition long-term debt reported in the condensed consolidated balance sheets as of September 30, 2019 and December 31,

2018 was as follows (in thousands). The aggregate fair value of the Technicolor Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Acquisition Long-Term Debt	$20,393	$22,882	$18,428	$19,100

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
2020 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020, referred to as the 2020 Notes. The 2020 Notes bear interest at a rate of 1.50% per year, payable in cash on March 1 and September 1 of each year, which commenced September 1, 2015, and mature on March 1, 2020, unless earlier converted or repurchased. In connection with the initial offering of the 2020 Notes, on March 5 and March 9, 2015, we entered into convertible note hedge transactions (the “2020 Note Hedge Transactions”) that initially covered approximately 4.4 million shares of common stock at a strike price that initially corresponded to the initial conversion price of the 2020 Notes and are exercisable upon any conversion of the 2020 Notes. On March 5 and March 9, 2015, we also entered into warrant transactions (collectively, the "2020 Warrant Transactions" and, together with the 2020 Note Hedge Transactions, the "2020 Call Spread Transactions") to initially acquire, subject to customary anti-dilution adjustments, approximately 4.4 million shares of common stock. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020. Refer to the 2018 Form 10-K for further details on this transaction.
As noted above, during second quarter 2019, the Company used $232.7 million from the offering of the 2024 Notes to repurchase $221.1 million in aggregate principal amount of the 2020 Notes in privately negotiated transactions concurrently with the offering of the 2024 Notes. As a result of the partial repurchase of the 2020 Notes, $94.9 million in aggregate principal amount of the 2020 Notes remain outstanding as of September 30, 2019. Additionally, on May 29, 2019, in connection with the partial repurchase of the 2020 Notes, the Company entered into partial unwind agreements that amend the terms of the 2020 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2020 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2020 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.3 million shares of common stock in the aggregate were covered under each of the 2020 Note Hedge Transactions and the 2020 Warrant Transactions as of September 30, 2019. As of September 30, 2019, the warrants under the 2020 Warrant Transactions had a strike price of approximately $86.59 per share, as adjusted. Proceeds received from the unwind of the 2020 Note Hedge Transactions were $9.0 million, and consideration paid for the unwind of the 2020 Warrant Transactions was $4.2 million, resulting in net proceeds received of $4.9 million for the combined unwind transactions which was recorded to equity in second quarter 2019.
We recognized a $5.5 million loss on extinguishment of debt during second quarter 2019 in connection with this repurchase, which was included within "Other Income (Expense), Net" in the condensed consolidated statement of income for the period. The loss on extinguishment represents the difference between the calculated fair value of the debt immediately prior to its derecognition and the carrying amount of the debt component, including any unamortized debt discount and issuance costs. The remaining consideration paid for the partial repurchase of the 2020 Notes was allocated to the reacquisition of the equity component, which equaled $13.0 million ($10.6 million net of tax) and was recorded as a reduction of equity in second quarter 2019. The remaining unamortized debt discount and issuance costs of $3.3 million will continue to be amortized throughout the remaining life of the 2020 Notes, which are set to mature in March 2020.
The remaining 2020 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at a current conversion rate of 14.1153 shares of common stock per $1,000 principal amount of 2020 Notes as of September 30, 2019 (which is equivalent to a conversion price of approximately $70.85 per share), as adjusted pursuant to the terms of the indenture governing the 2020 Notes (the "2020 Notes Indenture"). The conversion rate of the 2020 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2020 Notes made following certain fundamental changes and under other circumstances set forth in the 2020 Notes Indenture. It is our current intent and policy to settle all conversions of the 2020 Notes through combination settlements of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2020 Notes and any remaining amounts in shares of common stock.
Prior to 5:00 p.m., New York City time, on the business day immediately preceding December 1, 2019, the 2020 Notes will be convertible only under certain circumstances as set forth in the 2020 Notes Indenture, including on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the applicable conversion price (approximately $92.11 based on the current conversion price of the 2020 Notes) on each applicable trading day for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter.
Commencing on December 1, 2019, the 2020 Notes will be convertible at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date of the 2020 Notes.
The Company may not redeem the 2020 Notes prior to their maturity date.
The following table reflects the carrying value of the 2024 Notes and 2020 Notes as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	2024 Notes	2020 Notes	Total	2020 Notes
Principal	$400,000	$94,909	$494,909	$316,000
Less:
Unamortized interest discount	(67,857)	(1,673)	(69,530)	(15,428)
Deferred financing costs	(6,069)	(174)	(6,243)	(1,621)
Net carrying amount of 2024 and 2020 Notes	$326,074	$93,062	$419,136	$298,951

The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2019 and September 30, 2018 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of deferred financing costs (in thousands):

	Three months ended September 30,
	2019			2018
	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total
Contractual coupon interest	$2,000	$356	$2,356	$—	$1,185	$1,185
Accretion of debt discount	3,088	1,004	4,092	—	3,124	3,124
Amortization of deferred financing costs	276	104	380	—	347	347
Total	$5,364	$1,464	$6,828	$—	$4,656	$4,656

	Nine months ended September 30,
	2019			2018
	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total
Contractual coupon interest	$2,600	$2,468	$5,068	$—	$3,555	$3,555
Accretion of debt discount	4,189	6,739	10,928	—	9,252	9,252
Amortization of deferred financing costs	374	717	1,091	—	1,042	1,042
Total	$7,163	$9,924	$17,087	$—	$13,849	$13,849

10. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of September 30, 2019, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $41.3 million and $3.8 million, respectively. Assets included $20.8 million of cash and cash equivalents, $1.5 million of accounts receivable and prepaid assets, $17.7 million of patents, net, and $1.3 million of other non-current assets. As of December 31, 2018, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $29.9 million and $6.1 million, respectively. Assets included $11.7 million of cash and cash equivalents, $1.3 million of accounts receivable, $14.4 million of patents, net, and $2.5 million of other non-current assets.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and will consolidate Chordant.  For the three and nine months ended September 30, 2019, we have allocated approximately $0.5 million and $1.2 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three and nine months ended September 30, 2019, we have allocated approximately $0.9 million and $3.0 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
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

11. OTHER INCOME (EXPENSE), NET
The amounts included in "Other Income (Expense), Net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest and investment income	$3,684	$3,740	$11,173	$11,013
Gain on asset acquisition and sale of business	8,515	—	22,690	—
Loss on extinguishment of long-term debt	—	—	(5,488)	—
Other	(4,396)	(8,654)	(4,603)	(8,907)
Other income (expense), net	$7,803	$(4,914)	$23,772	$2,106

Refer to Note 7, "Business Combinations and Other Transactions" for further information regarding the $14.2 million gain on asset acquisition and $8.5 million gain on sale of business and Note 9, "Long-term Debt" for further information on the $5.5 million loss on extinguishment of long-term debt recognized during the nine months ended September 30, 2019.
Additionally, refer to Note 8, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for further information regarding the $3.3 million partial impairment of a strategic long-term investment during third quarter 2019 which is included in the "Other" caption in the table above. During the three and nine months ended September 30, 2018, we recognized an aggregate $8.4 million loss resulting from the sale of our entire ownership interest in one of our strategic long-term investments and the impairment of a separate strategic long-term investment. These items are also included in the "Other" caption in the table above.

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
Business Update
Subsequent to the end of third quarter 2019, we signed two patent license agreements with new customers, including ZTE Corporation.  In connection with our go-forward patent license agreement with ZTE we have agreed to terms for dismissal of all outstanding litigation as more fully discussed in Note 6, “Litigation and Legal Proceedings”.  The second license, which was also with a handset manufacturer, was obtained through a patent licensing platform that involved a number of licensors.
During third quarter 2019, we filed a patent infringement action in the United Kingdom against Lenovo as more fully discussed in Note 6, “Litigation and Legal Proceedings”.
Recurring Revenue
Third quarter 2019 recurring revenue was $72.1 million compared to $75.0 million in third quarter 2018, with the decrease primarily driven by lower royalties from one of our Taiwanese licensees. The third quarter 2019 results did not include any revenue from the aforementioned new agreements discussed above. Refer to "Results of Operations -- Third Quarter 2019 Compared to Third Quarter 2018" for further discussion of our 2019 revenue.
Hillcrest Sale
On July 19, 2019, we completed the sale of our Hillcrest product business to a subsidiary of CEVA, Inc. In connection with the sale, we received initial proceeds of $10.0 million, with a customary portion of the purchase price placed in escrow to secure potential indemnification claims. As part of the transaction, we retained substantially all of the Hillcrest patent assets that we acquired in 2016. As a result of this transaction, we recorded an $8.5 million gain on sale which is included within “Other Income (Expense), Net” in the condensed consolidated statements of income for the three and nine months ended September 30, 2019.
New Accounting Guidance
In February 2016, the FASB issued ASC 842, which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance (ASC 840). The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months, and also changes the definition of a lease and expands the disclosure requirements of lease arrangements. We adopted this guidance on January 1, 2019 using the modified retrospective transition effective date method, and, upon adoption, reflected $13.6 million of right-of-use assets and $17.2 million of lease liabilities within the condensed consolidated balance sheet. The adoption did not have a material impact on our condensed consolidated statements of income or cash flows.
Share Repurchase Program
During the nine months ended September 30, 2019, we repurchased 2.5 million shares of our common stock for $171.3 million under our existing share repurchase program (the “2014 Repurchase Program”). On May 29, 2019, we announced that our Board of Directors authorized a $100 million increase to the 2014 Repurchase Program. Under the 2014 Repurchase Program, the Board authorized a $300 million stock repurchase program in June 2014, which was increased to $400 million in June 2015, to $500 million in September 2017, and then to $600 million in December 2018.  This latest increase brings the total authorization to $700 million. As of September 30, 2019, there was approximately $96.8 million remaining under the 2014 Repurchase Program.
Comparability of Financial Results
When comparing third quarter 2019 financial results against other periods, the following items should be taken into consideration:

•
the Technicolor Acquisition and the acquisition of the R&I unit of Technicolor SA, which closed on July 30, 2018 and May 31, 2019, respectively, contributed $4.2 million to our third quarter 2019 revenue and $15.8 million to our third quarter 2019 operating expenses;

•
The $15.8 million of operating expenses is comprised of $13.7 million of recurring costs, of which $4.2 million relates to patent amortization, and the remaining $2.1 million relates to transaction-related and integration costs; and

•
third quarter 2019 "Other Income (Expense), Net" includes an $8.5 million gain on sale of our Hillcrest product business, as well as a $3.3 million loss resulting from the partial impairment of one of our strategic long-term investments.

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
Cash, cash equivalents, restricted cash and short-term investments
As of September 30, 2019, and December 31, 2018, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	September 30, 2019	December 31, 2018	Increase / (Decrease)
Cash and cash equivalents	$735,886	$475,056	$260,830
Restricted cash included within prepaid and other current assets	9,229	13,677	(4,448)
Restricted cash included within other non-current assets	1,080	—	1,080
Short-term investments	211,737	470,724	(258,987)
Total cash, cash equivalents, restricted cash and short-term investments	$957,932	$959,457	$(1,525)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $58.7 million, primarily related to share repurchases, dividend payments, and cash payments for payroll taxes upon vesting of restricted stock units, partially offset by net proceeds from the debt refinancing and related expenses and proceeds received from non-controlling interests. Cash used in investing activities of $19.2 million, excluding sales and purchases of short-term investments, primarily related to capital investments for patents and fixed assets, partially offset by proceeds received from the sale of our Hillcrest product business during third quarter 2019. Cash provided by operating activities of $72.0 million partially offset these decreases. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated (used) the following cash flows in our operating activities in first nine months 2019 and 2018 (in thousands):

	Nine months ended September 30,
	2019	2018	Increase / (Decrease)
Net cash provided by operating activities	$71,976	$176,617	$(104,641)
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $104.6 million decrease in net cash provided by operating activities was driven by lower cash receipts in first nine months 2019 as compared to first nine months 2018 related to timing of cash receipts from our dynamic fixed-fee royalty agreements and a timing difference within our working capital accounts in the prior year related to the Competent Authority Proceeding discussed and defined in our 2018

Form 10-K. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine months ended September 30,
	2019	2018	Increase / (Decrease)
Cash Receipts:
Patent royalties	$217,284	$252,783	$(35,499)
Technology solutions	5,765	9,306	(3,541)
Total cash receipts	223,049	262,089	(39,040)

Cash Outflows:
Cash operating expenses [a]	140,590	121,429	19,161
Income taxes paid [b]	16,483	24,459	(7,976)
Total cash outflows	157,073	145,888	11,185

Other working capital adjustments	6,000	60,416	(54,416)

Cash flows provided by operating activities	$71,976	$176,617	$(104,641)

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.

Working capital
We believe that working capital adjusted to exclude cash, cash equivalents, restricted cash and short-term investments and to include current deferred revenue provides additional information about non-cash assets and liabilities that might affect our near-term liquidity. While we believe cash and short-term investments are important measures of our liquidity, the remaining components of our current assets and current liabilities, with the exception of deferred revenue, could affect our near-term liquidity and/or cash flow. We have no material obligations associated with our deferred revenue, and the amortization of deferred revenue has no impact on our future liquidity and/or cash flow. Our adjusted working capital, a non-GAAP financial measure, reconciles to working capital, the most directly comparable GAAP financial measure, as of September 30, 2019 and December 31, 2018 (in thousands), as follows:

	September 30, 2019	December 31, 2018	Increase / (Decrease)
Current assets	$1,022,523	$1,024,250	$(1,727)
Less: current liabilities	334,299	179,395	154,904
Working capital	688,224	844,855	(156,631)
Subtract:
Cash and cash equivalents	735,886	475,056	260,830
Restricted cash included in current assets	9,229	13,677	(4,448)
Short-term investments	211,737	470,724	(258,987)
Add:
Current deferred revenue	171,433	111,672	59,761
Adjusted working capital	$(97,195)	$(2,930)	$(94,265)

The $94.3 million increase in negative adjusted working capital is primarily attributable to the classification of our remaining outstanding 2020 Notes, which are due March 2020, as a current liability within the September 30, 2019 condensed consolidated balance sheet.

Cash flows from investing and financing activities
Net cash provided by investing activities in first nine months 2019 was $244.2 million, a $247.0 million change from $2.8 million net cash used in investing activities in first nine months 2018. During first nine months 2019, we sold $263.4 million of short-term marketable securities, net of purchases. We also received initial proceeds of $10.0 million related to the sale of our Hillcrest product business, with a customary portion of the purchase price placed in escrow to secure potential indemnification claims. During first nine months 2018, we sold $174.9 million of short-term marketable securities, net of purchases, and applied a substantial portion of the proceeds from our sale of short-term marketable securities toward the $143.0 million, net of cash acquired, paid for the Technicolor Acquisition.
Net cash used in financing activities for first nine months 2019 was $58.7 million, a $23.4 million decrease from net cash used in financing activities of $82.1 million for first nine months 2018. This change was attributable to several offsetting factors. The second quarter 2019 debt refinancing and related expenses resulted in net proceeds of $140.2 million during first nine months 2019. Additionally, proceeds from noncontrolling interests were $10.0 million and there was a $4.2 million decrease in payroll taxes paid upon the vesting of restricted stock units during first nine months 2019 as compared to first nine months 2018. These increases in cash were offset by a $127.8 million increase in repurchases of common stock and a $6.4 million decrease in proceeds received from the exercise of stock options.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2019 was approximately $278.9 million, an increase of $9.6 million from December 31, 2018. This increase in deferred revenue was due to cash receipts from our dynamic fixed-fee royalty agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2019 deferred revenue balance of $278.9 million by $171.4 million over the next twelve months.
Convertible Notes
Our 2024 Notes and 2020 Notes, which for purposes of this discussion, we refer to as the combined "Convertible Notes", are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares of common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period. At the time we issued the Convertible Notes, we entered into the 2024 Call Spread Transactions and 2020 Call Spread Transactions that together were designed to have the economic effect of reducing the net number of shares that will be issued in the event of conversion of the Convertible Notes by, in effect, increasing the conversion price of the Convertible Notes from our economic standpoint. However, under GAAP, since the impact of the 2024 Note Hedge Transactions and 2020 Note Hedge Transactions (together, the "Note Hedge Transactions") is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes and $70.85 per share for the 2020 Notes as of September 30, 2019) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions and $86.59 per share for the 2020 Warrant Transactions as of September 30, 2019), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the treasury stock method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 9, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes and the $94.9 million remaining aggregate principal amount of the 2020 Notes as of September 30, 2019, and the approximately 4.9 million warrants related to the 2024 Notes and the 1.3 million remaining warrants related to the 2020 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions and 2020 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the Note Hedge Transactions (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions:

2024 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2024 Notes	Shares Issuable Upon Exercise of the 2024 Warrant Transactions	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2024 Note Hedge Transactions	Incremental Shares Issuable (a)
	(Shares in thousands)
$85	215	—	215	(215)	—
$90	476	—	476	(476)	—
$95	710	—	710	(710)	—
$100	921	—	921	(921)	—
$105	1,111	—	1,111	(1,111)	—
$110	1,284	25	1,309	(1,284)	25
$115	1,442	238	1,680	(1,442)	238
$120	1,587	433	2,020	(1,587)	433
$125	1,721	613	2,334	(1,721)	613
$130	1,844	779	2,623	(1,844)	779

2020 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2020 Notes	Shares Issuable Upon Exercise of the 2020 Warrant Transactions	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2020 Note Hedge Transactions	Incremental Shares Issuable (a)
	(Shares in thousands)
$75	74	—	74	(74)	—
$80	153	—	153	(153)	—
$85	223	—	223	(223)	—
$90	285	51	336	(285)	51
$95	341	119	460	(341)	119
$100	391	180	571	(391)	180
$105	436	235	671	(436)	235
$110	477	285	762	(477)	285
$115	514	331	845	(514)	331
$120	549	373	922	(549)	373

(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.
RESULTS OF OPERATIONS
Third Quarter 2019 Compared to Third Quarter 2018

Revenues
The following table compares third quarter 2019 revenues to third quarter 2018 revenues (in thousands):

	Three months ended September 30,
	2019	2018	Total Increase/(Decrease)
Variable patent royalty revenue	$4,683	$13,645	$(8,962)	(66)%
Fixed-fee royalty revenue	63,736	60,272	3,464	6%
Current patent royalties [a]	68,419	73,917	(5,498)	(7)%
Non-current patent royalties [b]	(370)	128	(498)	(389)%
Total patent royalties	68,049	74,045	(5,996)	(8)%
Current technology solutions revenue [a]	3,724	1,034	2,690	260%
Patent sales [b]	750	—	750	—%
Total revenue	$72,523	$75,079	$(2,556)	(3)%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $2.6 million decrease in total revenue was primarily driven by lower royalties from a Taiwanese licensee, whose licensing arrangement was restructured in first quarter 2019. As a result of this restructuring, this licensee's revenues are now classified as fixed-fee royalty revenue instead of variable patent royalties and have declined as compared to prior year. These decreases were partially offset by an increase in fixed-fee royalties, primarily resulting from new agreements signed in fourth quarter 2018. Current technology solutions revenue increased $2.7 million due to the inclusion of engineering services revenue related to our on-going relationship with Technicolor.
In third quarter 2019 and third quarter 2018, 77% and 84% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2019 and third quarter 2018, the following companies accounted for 10% or more of our total revenue:

	Three months ended September 30,
	2019	2018
Apple	39%	37%
Samsung	27%	26%
LG	11%	11%
Asustek	<10%	10%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2019 and third quarter 2018 by category (in thousands):

	Three months ended September 30,
	2019	2018	Increase/(Decrease)
Patent administration and licensing	$34,772	$32,077	$2,695	8%
Development	20,506	17,276	3,230	19%
Selling, general and administrative	13,471	12,806	665	5%
Total operating expenses	$68,749	$62,159	$6,590	11%
Operating expenses increased to $68.7 million in third quarter 2019 from $62.2 million in third quarter 2018. The $6.6 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/ (Decrease)
Technicolor Acquisitions: Recurring costs	7,596
Intellectual property enforcement and non-patent litigation	1,989
Other	356
Technicolor Acquisitions: Transaction and integration costs	(3,351)
Total increase in operating expenses	$6,590

The $6.6 million increase in operating expenses was primarily driven by the Technicolor Acquisition and the acquisition of the R&I unit of Technicolor SA (together, the "Technicolor Acquisitions"), which contributed $15.8 million to our third quarter 2019 operating expenses. The $15.8 million of operating expenses is comprised of $13.7 million of recurring costs, of which $4.2 million relates to patent amortization, and the remaining $2.1 million relates to transaction and integration costs. This compares to $11.5 million of operating expenses in third quarter 2018, which was comprised of $6.1 million for two months of recurring costs, and the remaining $5.4 million related to transaction and integration costs.
The $2.0 million increase in intellectual property enforcement and non-patent litigation was primarily due to new litigation launched in third quarter 2019 and existing licensee disputes.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions, intellectual property enforcement and non-patent litigation, and patent maintenance.
Development Expense: The increase in development expense primarily related to the above-noted increases resulting from the Technicolor Acquisitions and was partially offset by reduced spending on commercial initiatives.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions and increased personnel-related costs, as well as increased consulting services primarily related to spending on corporate initiatives.
Non-Operating Income (Expense)
The following table compares third quarter 2019 non-operating income (expense) to third quarter 2018 non-operating income (expense) (in thousands):

	Three months ended September 30,
	2019	2018	Change
Interest expense	$(10,920)	$(9,039)	$(1,881)	(21)%
Interest and investment income	3,684	3,740	(56)	(1)%
Gain on sale of business	8,515	—	8,515	—%
Other income (expense), net	(4,396)	(8,654)	4,258	49%
Total non-operating income (expense)	$(3,117)	$(13,953)	$10,836	78%
The change in non-operating income (expense) between periods was primarily driven by the recognition of a gain of $8.5 million related to the sale of our Hillcrest product business in third quarter 2019. Additionally, third quarter 2019 includes a $3.3 million loss resulting from the partial impairment of one of our strategic long-term investments, which is included in the "Other income (expense), net" caption in the table above. This compares to an $8.4 million loss resulting from the sale of our entire ownership interest in one of our strategic long-term investments and the impairment of a separate strategic long-term investment during third quarter 2018, which is also included in the "Other income (expense), net" caption in the table above. Higher interest expense relates to interest on the 2024 Notes and interest incurred on long-term debt resulting from the Technicolor Acquisition.
Income taxes
In third quarter 2019, we had an income tax benefit of $0.2 million, driven by a net discrete tax benefit of $0.4 million related to the filing of amended federal income tax returns and the sale of our Hillcrest product business. The third quarter 2019 rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Third quarter 2018 included a tax benefit of $21.1 million, including discrete net benefits of

$14.7 million primarily related to anticipated refunds from amending tax returns for tax years covered by the Competent Authority Proceeding discussed further and defined in our 2018 Form 10-K.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as FDII. The reduction in benefit is primarily related to the differences in our FDII deduction between the periods. The difference in the FDII deduction between the periods was driven by the timing of income between book and tax mostly related to revenue recognition. On March 6, 2019, the IRS issued proposed regulations for FDII. We are currently evaluating the impact of the proposed regulations and will record the impact, if any, as applicable.
First Nine Months 2019 Compared to First Nine Months 2018
Revenues
The following table compares first nine months 2019 revenues to first nine months 2018 revenues (in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Total Increase/(Decrease)
Variable patent royalty revenue	$22,557	$26,322	$(3,765)	(14)%
Fixed-fee royalty revenue	190,345	178,207	12,138	7%
Current patent royalties [a]	212,902	204,529	8,373	4%
Non-current patent royalties [b]	(4,908)	25,489	(30,397)	(119)%
Total patent royalties	207,994	230,018	(22,024)	(10)%
Current technology solutions revenue [a]	7,794	2,060	5,734	278%
Patent Sales [b]	975	—	975	—%
Total revenue	$216,763	$232,078	$(16,290)	(7)%

(a)	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

(b)	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $16.3 million decrease in total revenue was driven by a decrease in non-current patent royalties, primarily resulting from new agreements signed in the first half 2018, as well as a $5.5 million net charge recorded as contra non-recurring revenue during first quarter 2019 related to a restructured licensing arrangement with a long-term customer. The decrease in non-current patent royalties was partially offset by a $12.1 million increase in fixed-fee royalties resulting primarily from new dynamic fixed-fee agreements signed during 2018. The decrease in variable patent royalties was primarily due to a restructured licensing arrangement with a long-term customer in first quarter 2019 whose revenues are now classified as fixed-fee royalty revenue and have declined as compared to prior year. These decreases were partially offset by the inclusion of variable patent royalty revenue from agreements assumed as part of the Technicolor Acquisition. Current technology solutions revenue increased $5.7 million due to the renewal of a license agreement with an existing customer as well as the inclusion of engineering services revenue related to our on-going relationship with Technicolor.
In first nine months 2019 and first nine months 2018, 77% and 71% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2019 and first nine months 2018, the following companies accounted for 10% or more of our total revenue:

	Nine months ended September 30,
	2019	2018
Apple	39%	36%
Samsung	27%	25%
LG	11%	10%

Operating Expenses

The following table summarizes the changes in operating expenses between first nine months 2019 and first nine months 2018 by category (in thousands):

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)
Patent administration and licensing	$108,196	$85,480	$22,716	27%
Development	56,028	49,279	6,749	14%
Selling, general and administrative	40,000	38,569	1,431	4%
Total operating expenses	$204,224	$173,328	$30,896	18%
Operating expenses increased 18% to $204.2 million in first nine months 2019 from $173.3 million in first nine months 2018. The $30.9 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Technicolor Acquisitions: Recurring costs	$28,187
Personnel-related costs	4,178
Other	921
Technicolor Acquisitions: Transaction and integration costs	(2,390)
Total increase in operating expenses	$30,896
The $30.9 million increase in operating expenses was primarily driven by the Technicolor Acquisitions, which contributed $41.1 million to our first nine months 2019 operating expenses. The $41.1 million of operating expenses is comprised of $34.3 million of recurring costs, of which $12.5 million relates to patent amortization, and the remaining $6.9 million relates to transaction and integration costs during first nine months 2019. This compares to $15.3 million of operating expenses in first nine months 2018, which was comprised of $6.1 million for two months of recurring costs, and the remaining $9.2 million related to transaction and integration costs.
The increase in personnel-related costs was primarily related to severance and related expenses associated with ongoing efforts to optimize our cost structure, as well as one-time costs associated with the sale of our Hillcrest product business.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions and increased patent maintenance costs.
Development Expense: The increase in development expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions, and increased personnel-related expenses, as discussed above. These increases were partially offset by reduced spending on the development of commercial solutions in an ongoing effort to optimize our cost structure.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions and increased personnel-related costs, discussed above.
Non-Operating Income (Expense)
The following table compares first nine months 2019 non-operating income (expense) to first nine months 2018 non-operating income (expense) (in thousands):

	Nine months ended September 30,
	2019	2018	Change
Interest expense	$(30,305)	$(27,242)	$(3,063)	(11)%
Interest and investment income	11,173	11,013	160	1%
Gain on asset acquisition and sale of business	22,690	—	22,690	—%
Loss on extinguishment of long-term debt	(5,488)	—	(5,488)	—%
Other income (expense), net	(4,603)	(8,907)	4,304	48%
Total non-operating income (expense)	$(6,533)	$(25,136)	$18,603	74%
The change in non-operating income (expense) between periods was primarily driven by the recognition of an aggregate $22.7 million gain on asset acquisition and sale of business during first nine months 2019, of which $14.2 million relates to the Technicolor R&I acquisition in second quarter 2019 and $8.5 million relates to the gain on sale of our Hillcrest product business in third quarter 2019. These gains were partially offset by the recognition of a $5.5 million loss on extinguishment of debt recognized in connection with the settlement of a portion of our 2020 Notes in second quarter 2019. Additionally, first nine months 2019 includes a $3.3 million loss resulting from the partial impairment of one of our strategic long-term investments, which is included in the "Other income (expense), net" caption in the table above. This compares to an $8.4 million loss during first nine months 2018 resulting from the sale of our entire ownership interest in one of our strategic long-term investments and the impairment of a separate strategic long-term investment, which is also included in the "Other income (expense), net" caption in the table above. Higher interest expense relates to interest on the 2024 Notes and interest incurred on long-term debt resulting from the Technicolor Acquisition.
Income taxes
In first nine months 2019, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 50.1%. The first nine months 2019 rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first nine months 2019 effective tax rate would have been a benefit of 25.3%. In first nine months 2019, we recorded a net discrete tax expense of $3.1 million related to the acquisition of the R&I unit of Technicolor SA, the extinguishment of long-term debt, the filing of amended federal income tax returns and the sale of our Hillcrest product business. This is compared to an effective tax rate benefit of 74.4% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2018. During first nine months 2018, we recorded discrete benefits of $18.4 million related to share-based compensation, our sale of a commercial initiative and a benefit from the anticipated filing by us of amended tax returns in connection with the Competent Authority Proceeding. The effective tax rate would have been a benefit of 19.7% not including these discrete benefits.
As noted above, on December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as FDII. The reduction in benefit is primarily related to the differences in our FDII deduction between the periods. The difference in the FDII deduction between the periods was driven by the timing of income between book and tax mostly related to revenue recognition. On March 6, 2019, the IRS issued proposed regulations for FDII. We are currently evaluating the impact of the proposed regulations and will record the impact, if any, as applicable.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our September 30, 2019 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of September 30, 2019;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•	Our expectations with respect to the impact of the Technicolor Acquisitions on our financial statements and our business;

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchase of its common stock during the third quarter 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2019 - July 31, 2019	—	$—	—	$96,813,533
August 1, 2019 - August 31, 2019	—	$—	—	$96,813,533
September 1, 2019 - September 30, 2019	—	$—	—	$96,813,533
Total	—	$—	—	$96,813,533

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
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.+

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.+

101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Schema Document

101.CAL	Inline Calculation Linkbase Document

101.DEF	Inline Definition Linkbase Document

101.LAB	Inline Labels Linkbase Document

101.PRE	Inline Presentation Linkbase Document

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

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

INTERDIGITAL, INC.

Date: October 31, 2019	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: October 31, 2019	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer