Form 10-Q
period 2020-03-31
InterDigital, Inc.
filed 2020-05-07
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	30,751,518
Title of Class	Outstanding at May 5, 2020

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$515,793	$745,491
Short-term investments	265,107	179,204
Accounts receivable, less allowances of $537 and $537	25,608	28,272
Prepaid and other current assets	69,337	63,365
Total current assets	875,845	1,016,332
PROPERTY AND EQUIPMENT, NET	10,243	10,217
PATENTS, NET	425,685	436,339
DEFERRED TAX ASSETS	73,811	73,168
OTHER NON-CURRENT ASSETS	79,146	76,026
	588,885	595,750
TOTAL ASSETS	$1,464,730	$1,612,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$94,170
Accounts payable	12,204	13,393
Accrued compensation and related expenses	18,937	29,162
Deferred revenue	126,298	146,654
Taxes payable	225	51
Dividends payable	10,762	10,746
Other accrued expenses	17,407	11,382
Total current liabilities	185,833	305,558
LONG-TERM DEBT	354,823	350,588
LONG-TERM DEFERRED REVENUE	104,497	123,653
OTHER LONG-TERM LIABILITIES	43,981	46,002
TOTAL LIABILITIES	689,134	825,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,322 and 71,268 shares issued and 30,749 and 30,701 shares outstanding	713	712
Additional paid-in capital	729,541	727,402
Retained earnings	1,402,048	1,412,779
Accumulated other comprehensive loss	(42)	(74)
	2,132,260	2,140,819
Treasury stock, 40,573 and 40,567 shares of common held at cost	1,379,611	1,379,262
Total InterDigital, Inc. shareholders’ equity	752,649	761,557
Noncontrolling interest	22,947	24,724
Total equity	775,596	786,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,464,730	$1,612,082

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
REVENUES:
Patent licensing royalties	$72,998	$66,378
Technology solutions	3,212	2,028
Patent sales	—	225
	76,210	68,631

OPERATING EXPENSES:
Patent administration and licensing	40,108	36,071
Development	18,818	18,495
Selling, general and administrative	12,603	14,215
	71,529	68,781

Income (loss) from operations	4,681	(150)

INTEREST EXPENSE	(10,545)	(9,478)
OTHER INCOME (EXPENSE), NET	6,023	3,615
Income (loss) before income taxes	159	(6,013)
INCOME TAX BENEFIT (PROVISION)	(1,820)	1,799
NET INCOME (LOSS)	$(1,661)	$(4,214)
Net loss attributable to noncontrolling interest	(1,777)	(1,411)
NET INCOME (LOSS) ATTRIBUTABLE TO INTERDIGITAL, INC.	$116	$(2,803)
NET INCOME (LOSS) PER COMMON SHARE — BASIC	$—	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,722	32,611
NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$—	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	30,920	32,611

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
Net income (loss)	$(1,661)	$(4,214)
Unrealized gain (loss) on investments, net of tax	32	1,045
Comprehensive income (loss)	$(1,629)	$(3,169)
Comprehensive loss attributable to noncontrolling interest	(1,777)	(1,411)
Total comprehensive income (loss) attributable to InterDigital, Inc.	$148	$(1,758)
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net loss attributable to InterDigital, Inc.	—	—	—	(2,803)	—	—	—	—	(2,803)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	12,834	12,834
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,411)	(1,411)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,045	—	—	—	1,045
Dividends declared ($0.35 per share)	—	—	103	(11,283)	—	—	—	—	(11,180)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of common stock, net	116	1	(4,098)	—	—	—	—	—	(4,097)
Amortization of unearned compensation	—	—	2,096	—	—	—	—	—	2,096
Repurchase of common stock	—	—	—	—	—	1,585	(108,986)	—	(108,986)
BALANCE, MARCH 31, 2019	71,250	$712	$683,615	$1,421,884	$(1,426)	39,190	$(1,291,979)	$12,707	$825,513

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	116	—	—	—	—	116
Proceeds from and increases in noncontrolling interests	—	—	—		—	—	—		—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,777)	(1,777)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	32	—	—	—	32
Dividends declared ($0.35 per share)	—	—	84	(10,847)	—	—	—	—	(10,763)
Exercise of common stock options	27	1	777	—	—	—	—	—	778
Issuance of common stock, net	27	—	(725)	—	—	—	—	—	(725)
Amortization of unearned compensation	—	—	2,003	—	—	—	—	—	2,003
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, MARCH 31, 2020	71,322	$713	$729,541	$1,402,048	$(42)	40,573	$(1,379,611)	$22,947	$775,596

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,661)	$(4,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,160	18,514
Non-cash interest expense, net	4,637	4,082
Non-cash change in fair-value	(5,501)	710
Change in deferred revenue	(39,512)	(43,423)
Deferred income taxes	(751)	(2,801)
Share-based compensation	2,003	2,096
Other	1,108	624
(Increase) decrease in assets:
Receivables	2,664	1,725
Deferred charges and other assets	(1,658)	642
Increase (decrease) in liabilities:
Accounts payable	(2,477)	6,169
Accrued compensation and other expenses	(5,071)	(13,404)
Accrued taxes payable and other tax contingencies	174	(1,501)
Net cash used in operating activities	(26,885)	(30,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(110,378)	(707)
Sales of short-term investments	23,701	183,809
Purchases of property and equipment	(1,603)	(1,584)
Capitalized patent costs	(6,256)	(8,481)
Net cash provided by (used in) investing activities	(94,536)	173,037
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	778	2
Payments on long-term debt	(94,909)	—
Proceeds from non-controlling interests	—	10,333
Dividends paid	(10,747)	(11,629)
Taxes withheld upon restricted stock unit vestings	(725)	(4,097)
Repurchase of common stock	(349)	(108,986)
Net cash used in financing activities	(105,952)	(114,377)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(227,373)	27,879
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	757,098	488,733
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$529,725	$516,612

Refer to Note 1, "Basis of Presentation," for additional supplemental cash flow information. Additionally, refer to Note 7, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments" for a reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets.
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2020, and the results of our operations for the three months ended March 31, 2020 and 2019 and our cash flows for the three months ended March 31, 2020 and 2019. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020. Definitions of capitalized terms not defined herein appear within our 2019 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of March 31, 2020.  InterDigital has determined that the changes to its significant judgments and estimates did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2019 Form 10-K.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	FOR THE THREE MONTHS ENDED MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2020	2019
Interest paid	$712	$2,370
Income taxes paid, including foreign withholding taxes	2,228	3,196
Non-cash investing and financing activities:
Dividend payable	10,762	11,195
Increases in noncontrolling interests	—	2,500
Accrued capitalized patent costs and property and equipment	(1,288)	(1,056)

New Accounting Guidance
Accounting Standards Update: Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses".  This ASU introduces a new accounting model for recognizing credit losses on certain financial instruments and financial assets, including trade receivables, based upon an estimate of current expected credit losses, otherwise known as CECL. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. Additionally, ASU No. 2016-13 made several changes to the available-for-sale impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
Accounting Standards Update: Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance January as of 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
Accounting Standards Update: Collaborative Arrangements
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606".  The amendments in this ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for entities who have previously adopted the new revenue recognition guidance. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
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
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	Increase/(Decrease)
Variable patent royalty revenue	$5,946	$9,280	$(3,334)	(36)%
Fixed-fee royalty revenue	66,347	62,873	3,474	6%
Current patent royalties [a]	72,293	72,153	140	—%
Non-current patent royalties [b]	705	(5,775)	6,480	112%
Total patent royalties	72,998	66,378	6,620	10%
Current technology solutions revenue [a]	3,212	2,028	1,184	58%
Patent sales [b]	—	225	(225)	—%
Total revenue	$76,210	$68,631	$7,579	11%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.

    During first quarter 2020, we recognized $55.2 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2020, we had contract assets of $12.5 million and $9.5 million included within "Accounts receivable" and "Other non-current assets" in the condensed consolidated balance sheet, respectively. As of December 31, 2019, we had contract assets of $16.2 million and $10.2 million included within "Accounts receivable" and "Other non-current assets" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of March 31, 2020, we expect to recognize the following revenue from Dynamic Fixed-Fee Agreement payments over the term of such contracts (in thousands):

Revenue
Remainder 2020	$194,989
2021	191,401
2022	86,728
2023	—
2024	—

3. INCOME TAXES
In first quarter 2020, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 1,144.7%. The effective tax rate for the first quarter 2020 was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first quarter 2020 effective tax rate would have been 65.51%. This is compared to an effective tax rate benefit of 29.9% based on the statutory federal tax rate net of discrete federal and state taxes during first quarter 2019. During first quarter 2019, we recorded discrete net benefits of $0.5 million primarily related to share-based compensation. The Company believes that outcomes which are reasonably possible within the next 12 months may result in the reduction in the liability for unrecognized tax benefits of $1.8 million, excluding interest and penalties.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. We are currently evaluating its impact, if any, on us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"). On March 6, 2019, the IRS issued proposed regulations for FDII. The Company is currently waiting for final regulations and will record the impact, if any, as applicable.
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
During first quarter 2020 and 2019, we paid approximately $2.0 million and $3.1 million, respectively, of foreign source withholding tax. Additionally, as of March 31, 2020 and December 31, 2019, we included approximately $0.2 million and $0.1 million, respectively, of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
4. NET INCOME (LOSS) PER SHARE
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

	Three months ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) applicable to InterDigital, Inc.	$116	$116	$(2,803)	$(2,803)
Denominator:
Weighted-average shares outstanding: Basic	30,722	30,722	32,611	32,611
Dilutive effect of stock options, RSUs, convertible securities and warrants		198		—
Weighted-average shares outstanding: Diluted		30,920		32,611
Earnings Per Share:
Net income (loss) per common share: Basic	$—	$—	$(0.09)	$(0.09)
Dilutive effect of stock options, RSUs, convertible securities and warrants		—		—
Net income (loss) per common share: Diluted		$—		$(0.09)

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

	Three months ended March 31,
	2020	2019
Restricted stock units and stock options	260	402
Convertible securities	6,268	4,440
Warrants	6,268	4,440
Total	12,796	9,282

Convertible Notes and Warrants
Refer to Note 8, "Long-Term Debt," for information about the Company's convertible notes and warrants and related conversion and strike prices. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, or above the strike price of our outstanding warrants, the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the convertible notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
5. LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS
Huawei
On April 28, 2020, the Company announced that it and certain of its subsidiaries had entered into a multi-year, worldwide, non-exclusive, fixed-fee patent license agreement (the "Huawei PLA") with Huawei Investment & Holding Co., Ltd. In connection with the Huawei PLA, the parties have agreed to terms for dismissal of all outstanding litigation and other proceedings among them and their affiliates, including, without limitation, the actions in the Shenzhen Intermediate People’s Court (the "Shenzhen Court") and the High Court of Justice, Business and Property Courts of England and Wales, Intellectual Property List (Chancery Division), Patents Court (the "High Court") described below.

China Proceeding
Information regarding the legal proceeding that Huawei Technologies Co., Ltd. and certain of its subsidiaries filed against the Company and certain of its subsidiaries in the Shenzhen Court can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On March 5, 2020, the Company filed a petition for a hearing with the IP Tribunal of the China Supreme People's Court regarding the Company's appeal of the Shenzhen Court's decision to deny its jurisdictional challenge.
U.K. Proceeding
Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Huawei Technologies Co., Ltd. and Huawei Technologies (UK) Co., Ltd. in the High Court can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K.
Lenovo
U.K. Proceeding
Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Lenovo Group Limited and certain of its subsidiaries in the High Court can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On February 28, 2020, the Company filed its response to Lenovo's defense and counterclaim, and on March 23, 2020, Lenovo filed its draft reply.
District of Delaware Patent Proceeding
Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Lenovo Holding Company, Inc. and certain of its subsidiaries in the United States District Court for the District of Delaware (the "Delaware District Court") can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On February 21, 2020, Lenovo filed a reply in support of its renewed motion to dismiss. The decision regarding Lenovo's renewed motion to dismiss remains pending.
District of Delaware Antitrust Proceeding
On April 9, 2020, Lenovo (United States) Inc. ("Lenovo") and Motorola Mobility LLC filed a complaint in the Delaware District Court against the Company and certain of its subsidiaries. The complaint alleges that the Company defendants have violated Sections 1 and 2 of the Sherman Act in connection with, among other things, their licensing of 3G and 4G standards essential patents ("SEPs"). The complaint further alleges that the Company defendants have violated their commitment to the European Telecommunications Standards Institute ("ETSI") with respect to the licensing of 3G and 4G SEPs on fair, reasonable and non-discriminatory ("FRAND") terms and conditions. The complaint seeks, among other things (i) rulings that the Company defendants have violated Sections 1 and 2 of the Sherman Act and are liable for breach of their ETSI FRAND commitments, (ii) a judgment that the plaintiffs are entitled to a license with respect to the Company's 3G and 4G SEPs on FRAND terms and conditions, and (iii) injunctions against any demand for allegedly excessive royalties or enforcement of the Company defendants' 3G and 4G U.S. SEPs against the plaintiffs or their customers via patent infringement proceedings. The Company's response to the complaint is due by June 22, 2020.
REGULATORY PROCEEDING
Investigation by National Development and Reform Commission of China
Information regarding the Company's ongoing licensing commitments to Chinese manufacturers of cellular terminal units resulting from the now-suspended investigation initiated by China’s National Development and Reform Commission can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2020.
6. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS
Acquisition of Technicolor's Patent Licensing Business
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor, a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). The Technicolor Patent

Acquisition included the acquisition by the Company of approximately 18,000 patents and applications, across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. Refer to our 2019 Form 10-K for further information on the Technicolor Patent Acquisition.
The Technicolor Patent Acquisition met the definition of a business combination, and, as such, was accounted for using the acquisition method of accounting. We allocated the fair value of consideration transferred to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We recorded the excess of the fair value of consideration transferred over the net values of these assets and liabilities as goodwill.

Acquisition of Technicolor's Research & Innovation Unit
On May 31, 2019, we completed the acquisition of the Research & Innovation unit of Technicolor SA (the "R&I Acquisition"). The R&I Acquisition expanded the Company’s research capabilities in video coding, Internet of Things ("IoT") and smart home, imaging sciences, augmented reality and virtual reality, and artificial intelligence and machine learning technologies. The Technicolor R&I unit was the driving creative force behind the patent portfolio that was acquired in the Technicolor Patent Acquisition discussed above. Refer to our 2019 Form 10-K for further information on the R&I Acquisition.
The R&I Acquisition met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. There was no cash consideration for the R&I Acquisition. As consideration for the R&I Acquisition, the jointly funded R&D collaboration that was entered into as part of the Technicolor Patent Acquisition was terminated. Technicolor will continue to fund research to be performed by the R&I unit (which is now part of InterDigital R&I) for certain limited projects for a specified time period, subject to renewal. The Company also assumed certain employee-related liabilities, including obligations for certain defined benefit post-retirement plans for the acquired R&I unit employees, which are further discussed below. Additionally, Technicolor agreed to reduce its rights under the revenue-sharing arrangement entered into as part of the Technicolor Patent Acquisition, as further discussed below.
Contingent Consideration
The original revenue-sharing arrangement between the Company and Technicolor created a contingent consideration liability upon closing of the Technicolor Patent Acquisition in third quarter 2018. Refer to our 2019 Form 10-K for further information on the initial contingent consideration liability which was accounted for at fair value each reporting period.
Under the amended revenue-sharing arrangement described above, Technicolor will now receive 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement (as defined below) only, subject to certain conditions and hurdles, but will no longer receive revenue-sharing from other licensing efforts in the consumer electronics field outside of the Madison Arrangement. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability is now accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. As of March 31, 2020, the contingent consideration liability from the amended revenue-sharing arrangement was deemed not probable and estimable and is therefore not reflected within the consolidated financial statements.
Defined Benefit Plans
In connection with the Technicolor Patent Acquisition and the R&I Acquisition, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels. As of March 31, 2020, the combined accumulated projected benefit obligation related to these plans totaled $6.2 million. Service cost and interest cost for the combined plans totaled $0.1 million for the three months ended March 31, 2020. These plans are not required to be funded and were not funded as of March 31, 2020.
Madison Arrangement
In conjunction with the Technicolor Patent Acquisition, effective July 30, 2018, we assumed Technicolor’s rights and obligations under a joint licensing program with Sony Corporation ("Sony") relating to digital televisions and standalone computer display monitors, which commenced in 2015 and is referred to as the "Madison Arrangement." We also assumed Technicolor's role as sole licensing agent for the Madison Arrangement. As licensing agent, we are responsible for making decisions regarding the prosecution and maintenance of the combined patent portfolio and the licensing and enforcement of the combined patent portfolio in the field of use of digital TVs and computer display monitors on an exclusive basis during the specified term in exchange for an agent fee. The Madison Arrangement falls under the scope of ASC 808, Collaborative Arrangements ("ASC 808"). Refer to our 2019 Form 10-K for further information on the Madison Arrangement.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2020 and December 31, 2019 is disclosed within Note 9. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2020 and 2019, we recognized $0.7 million and $0.6 million of interest expense related to this debt, which was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. Refer to Note 7, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2020 and December 31, 2019 to the captions within the condensed consolidated balance sheets.
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario where the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB Credit, assuming they have not participated in the funding of the shortfall. As of March 31, 2020, we have not contributed any shortfall funding.
Transaction costs
Transaction and integration related costs related to the above transactions for the three months ended March 31, 2020 and 2019 were $0.7 million and $3.0 million, respectively. The majority of these costs were recorded within “Patent administration and licensing” and “Selling, general and administrative” expenses in the condensed consolidated statements of income.
7. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2020, December 31, 2019 and March 31, 2019 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands).

	March 31,	December 31,	March 31,
	2020	2019	2019
Cash and cash equivalents	$515,793	$745,491	$503,240
Restricted cash included within prepaid and other current assets	12,851	10,526	13,372
Restricted cash included within other non-current assets	1,081	1,081	—
Total cash, cash equivalents and restricted cash	$529,725	$757,098	$516,612

Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of March 31, 2020 and December 31, 2019, five and seven licensees, respectively, comprised 66% and 73% of our net accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$519,725	$—	$—	$519,725
Commercial paper (b)	—	88,125	—	88,125
U.S. government securities	—	86,189	—	86,189
Corporate bonds, asset backed and other securities	—	100,793	—	100,793
Total	$519,725	$275,107	$—	$794,832

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$757,098	$—	$—	$757,098
Commercial paper (b)	—	—	—	—
U.S. government securities	—	105,702	—	105,702
Corporate bonds, asset backed and other securities	—	73,502	—	73,502
Total	$757,098	$179,204	$—	$936,302
______________________________

(a)	Primarily included within cash and cash equivalents.

(b)	As of March 31, 2020 and December 31, 2019, zero commercial paper was included within cash and cash equivalents.
Level 3 Fair Value Measurements
Contingent consideration
As discussed in Note 6, "Business Combinations and Other Transactions," we completed the Technicolor Patent Acquisition during third quarter 2018. In conjunction with the Technicolor Patent Acquisition, we initially recognized a contingent consideration liability which was measured at fair value on a recurring basis using significant unobservable inputs classified as Level 3 measurements within the fair value hierarchy. We utilized a Monte Carlo simulation model to determine the estimated fair value of the contingent consideration liability through first quarter 2019. A Monte Carlo simulation uses random numbers together with volatility assumptions to generate individual paths, or trials, for variables of interest governed by a Geometric Brownian Motion in a risk-neutral framework.
As discussed in Note 6, "Business Combinations and Other Transactions," we completed the R&I Acquisition during second quarter 2019. The transaction met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. As part of the R&I Acquisition, Technicolor reduced its rights to the revenue-sharing arrangement that created the initial contingent consideration liability from the Technicolor Patent Acquisition. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain which was included within "Other Income (Expense), Net” in the condensed consolidated statement of income for second quarter 2019. Therefore, effective as of the completion of the R&I Acquisition on May 31, 2019, the contingent consideration liability was no longer a Level 3 fair value recurring measurement.
Non-Recurring Fair Value Measurements
Investments in Other Entities
During first quarter 2020, we recognized a $5.5 million unrealized gain resulting from observable price changes in orderly transactions of one of our long-term strategic investments, which was included within “Other Income (Expense), Net” in the condensed consolidated statement of income.

Lease Assets
During first quarter 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Right of Use Asset related to the abandonment of one of our leased properties, which was included within “Operating Expense” in the condensed consolidated statement of income.
Fair Value of Long-Term Debt
2024 and 2020 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	March 31, 2020			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$332,997	$366,760	$494,909	$423,657	$492,969

Technicolor Patent Acquisition Long-term Debt
As more fully disclosed in Note 6, "Business Combinations and Other Transactions," we recognized long-term debt in conjunction with the Technicolor Patent Acquisition. The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$21,826	$24,261	$21,101	$23,305

8. LONG-TERM DEBT
Technicolor Patent Acquisition Long-Term Debt
Refer to Note 6, "Business Combinations and Other Transactions," and Note 7, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for information regarding the long-term debt recognized in conjunction with the Technicolor Patent Acquisition.
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
The 2024 Notes are our senior unsecured obligations and rank equally in right of payment with any of our current and any future senior unsecured indebtedness. The 2024 Notes are effectively subordinated to all of our future secured indebtedness to the extent of the value of the related collateral, and the 2024 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of our subsidiaries.

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
Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2019 Form 10-K for further information regarding the 2024 Notes and 2024 Call Spread Transactions, including the accounting treatment of these transactions.
2020 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020, referred to as the 2020 Notes. The 2020 Notes bore interest at a rate of 1.50% per year, payable in cash on March 1 and September 1 of each year, which commenced September 1, 2015, and matured on March 1, 2020. In connection with the initial offering of the 2020 Notes, on March 5 and March 9, 2015, we entered into convertible note hedge transactions (the “2020 Note Hedge Transactions”) that initially covered approximately 4.4 million shares of common stock at a strike price that initially corresponded to the initial conversion price of the 2020 Notes and are exercisable upon any conversion of the 2020 Notes. On March 5 and March 9, 2015, we also entered into warrant transactions (collectively, the "2020 Warrant Transactions" and, together with the 2020 Note Hedge Transactions, the "2020 Call Spread Transactions") to initially acquire, subject to customary anti-dilution adjustments, approximately 4.4 million shares of common stock. The warrants become exercisable and expire in daily tranches over a three and a half month period starting in June 2020.
During second quarter 2019, the Company used $232.7 million from the offering of the 2024 Notes to repurchase $221.1 million in aggregate principal amount of the 2020 Notes in privately negotiated transactions concurrently with the offering of the 2024 Notes. Additionally, on May 29, 2019, in connection with the partial repurchase of the 2020 Notes, the Company entered into partial unwind agreements that amend the terms of the 2020 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2020 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2020 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.3 million shares of common stock in the aggregate were covered under each of the 2020 Note Hedge Transactions and the 2020 Warrant Transactions as of March 31, 2020. As of March 31, 2020, the warrants under the 2020 Warrant Transactions had a strike price of approximately $86.10 per share, as adjusted. Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2019 Form 10-K for further information regarding the 2020 Notes and 2020 Call Spread Transactions.
As described above, the 2020 Notes matured on March 1, 2020. On the maturity date, the outstanding balance of $94.9 million under the 2020 Notes was repaid in full.
The following table reflects the carrying value of the 2024 Notes and 2020 Notes as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
	2024 Notes	2024 Notes	2020 Notes	Total
Principal	$400,000	$400,000	$94,909	$494,909
Less:
Unamortized interest discount	(61,502)	(64,724)	(669)	$(65,393)
Deferred financing costs	(5,501)	(5,789)	(70)	$(5,859)
Net carrying amount of 2024 and 2020 Notes	$332,997	$329,487	$94,170	$423,657

The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three months ended March 31, 2020 and March 31, 2019 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of deferred financing costs (in thousands):

	Three months ended March 31,
	2020			2019
	2024 Notes	2020 Notes	Total	2020 Notes
Contractual coupon interest	$2,000	$237	$2,237	$1,185
Accretion of debt discount	3,222	669	3,891	3,215
Amortization of deferred financing costs	288	70	358	347
Total	$5,510	$976	$6,486	$4,747

9. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of March 31, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $65.3 million and $3.9 million, respectively. Assets included $23.8 million of cash and cash equivalents, $3.2 million of accounts receivable and prepaid assets, and $38.3 million of patents, net. As of December 31, 2019, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $60.6 million and $5.4 million, respectively. Assets included $18.5 million of cash and cash equivalents, $1.7 million of accounts receivable, $39.3 million of patents, net, and $1.3 million of other non-current assets.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and will consolidate Chordant.  For the three months ended March 31, 2020 and 2019, we have allocated approximately $0.3 million and $0.3 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three months ended March 31, 2020 and 2019, we have allocated approximately $1.5 million and $1.1 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
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

10. OTHER INCOME (EXPENSE), NET
The amounts included in "Other Income (Expense), Net" in the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest and investment income	$2,877	$3,152
Other	3,146	463
Other income (expense), net	$6,023	$3,615

The change in other income (expense) between periods was primarily driven by a net $4.4 million gain, primarily resulting from observable price changes in orderly transactions of one of our long-term strategic investments.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2019 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
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
New Agreements
During first quarter 2020, we signed two new patent license agreements which impacted revenue in our mobile and video technologies portfolios.
Subsequent to the end of the first quarter 2020, we signed a multi-year, worldwide, non-exclusive, fixed-fee patent license agreement with Huawei Investment & Holding Co., Ltd. ("Huawei”), one of the world’s leaders in the information and communications technology industry. The Agreement covers the sale of certain of Huawei's 3G, 4G and 5G terminal unit products, including the use of Wi-Fi and HEVC in those products, and extends through December 31, 2023. InterDigital and Huawei have also agreed to dismiss all pending litigation between the companies as more fully discussed in Note 5, "Litigation and Legal Proceedings" of this Quarterly Report on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to significantly impact the United States and the rest of the world. Though the COVID-19 pandemic and the measures taken to reduce its transmission, such as the imposition of social distancing and orders to work-from-home and shelter-in-place, have altered our business environment and overall working conditions, we continue to believe that our strategic strengths, including talent, our strong balance sheet, stable revenue base, and the strength of our patent portfolio, will allow us to weather a rapidly changing marketplace.
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during first quarter 2020. As discussed in our 2019 Form 10-K, fixed-fee royalties accounted for nearly 90% of our revenues in 2019. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in first quarter 2020, we did not experience a significant impact on our revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with our entire worldwide workforce now working remotely. Despite these remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. All work-related travel has been suspended, and we have conducted our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Our financial position remains strong, we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.
Despite our success thus far in navigating the challenging environment that COVID-19 has presented, as more fully discussed in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, the extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors resulting therefrom, many of which are highly uncertain, rapidly changing and uncontrollable. However, with a strong balance sheet and the vast majority of our current revenue coming from fixed price agreements, we believe that we are well-positioned to continue to overcome and adapt to the challenges that we have been presented with thus far.
Recurring Revenue
First quarter 2020 recurring revenue was $75.5 million compared to $74.2 million in first quarter 2019, with the increase primarily driven by increases from the inclusion of engineering services revenue related to our on-going relationship with Technicolor. Refer to "Results of Operations -- First Quarter 2020 Compared to First Quarter 2019" for further discussion of our 2020 revenue.
Comparability of Financial Results
When comparing first quarter 2020 financial results against other periods, the following items should be taken into consideration:

•
the Technicolor Patent Acquisition and the R&I Acquisition, which closed on July 30, 2018 and May 31, 2019, respectively, contributed $5.2 million to our first quarter 2020 revenue and $15.4 million to our first quarter 2020 operating expenses. The $15.4 million of operating expenses is comprised of $14.7 million of recurring costs, of which $4.2 million relates to patent amortization, and the remaining $0.7 million relates to transaction-related and integration costs;

•
a net $4.4 million gain, primarily resulting from observable price changes in orderly transactions of one of our long-term strategic investments, is recorded within the Other Income (Expense), net; and

•	a $1.1 million impairment charge related to shutting down our San Diego office is recorded within our operating expenses.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2019 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2019 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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

Cash, cash equivalents, restricted cash and short-term investments
As of March 31, 2020 and December 31, 2019, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	March 31, 2020	December 31, 2019	Increase / (Decrease)
Cash and cash equivalents	$515,793	$745,491	$(229,698)
Restricted cash included within prepaid and other current assets	12,851	10,526	2,325
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	265,107	179,204	85,903
Total cash, cash equivalents, restricted cash and short-term investments	$794,832	$936,302	$(141,470)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $106.0 million, primarily related to the repayment of our 2020 Notes and dividend payments. Cash used in investing activities of $7.9 million, excluding sales and purchases of short-term investments, primarily related to capital investments for patents and fixed assets and cash used in operating activities of $26.9 million further contributed to the decrease. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated (used) the following cash flows in our operating activities in first quarter 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	Increase / (Decrease)
Net cash used in operating activities	$(26,885)	$(30,781)	$3,896
Our cash flows used in operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $3.9 million change in net cash used in operating activities was driven by timing differences associated with working capital. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the three months ended March 31, 2020 and 2019 (in thousands).

	Three months ended March 31,
	2020	2019	Increase / (Decrease)
Cash Receipts:
Patent royalties	$33,464	$34,363	$(899)
Technology solutions	973	639	334
Total cash receipts	34,437	35,002	(565)

Cash Outflows:
Cash operating expenses [a]	49,264	47,461	1,803
Income taxes paid [b]	2,228	3,196	(968)
Total cash outflows	51,492	50,657	835

Other working capital adjustments	(9,830)	(15,126)	5,296

Cash flows used in operating activities	$(26,885)	$(30,781)	$3,896

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.

Cash flows from investing and financing activities
Net cash used in investing activities in first quarter 2020 was $94.5 million, a ($267.6 million) change from ($173.0 million) net cash provided by investing activities in first quarter 2019. During first quarter 2020, we purchased $86.7 million of short-term marketable securities, net of sales. During first quarter 2019, we sold $183.1 million of short-term marketable securities, net of purchases.
Net cash used in financing activities for first quarter 2020 was $106.0 million, a decrease of $8.4 million from net cash used in financing activities of $114.4 million for first quarter 2019. This change was primarily attributable to a $108.6 million decrease in repurchases of common stock, and a $3.4 million decrease in payroll taxes paid upon the vesting of restricted stock units. These and other increases in cash were offset by a $94.9 million payment on long-term debt related to the repayment of our 2020 Notes and a $10.3 million decrease in proceeds from noncontrolling interests.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2020 was approximately $230.8 million, a net decrease of $39.5 million from December 31, 2019. This decrease in deferred revenue was primarily attributable to amortization of deferred revenue and timing of cash receipts from our dynamic fixed-fee royalty agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2020 deferred revenue balance of $230.8 million by $126.3 million over the next twelve months.
Convertible Notes
See Note 8, “Long-Term Debt” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
Our 2024 Notes, which for purposes of this discussion are also referred to as the "Convertible Notes", are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares of common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period. At the time we issued the Convertible Notes, we entered into the 2024 Call Spread Transactions that together were designed to have the economic effect of reducing the net number of shares that will be issued in the event of conversion of the Convertible Notes by, in effect, increasing the conversion price of the Convertible Notes from our economic standpoint. However, under GAAP, since the impact of the 2024 Note Hedge Transactions is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes as of March 31, 2020) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of March 31, 2020), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the treasury stock method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 8, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes as of March 31, 2020, and the approximately 4.9 million warrants related to the 2024 Notes outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the 2024 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the 2024 Warrant Transactions, and settlement of the 2024 Note Hedge Transactions:

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
RESULTS OF OPERATIONS
First Quarter 2020 Compared to First Quarter 2019
Revenues
The following table compares first quarter 2020 revenues to first quarter 2019 revenues (in thousands):

	Three months ended March 31,
	2020	2019	Total Increase/(Decrease)
Variable patent royalty revenue	$5,946	$9,280	$(3,334)	(36)%
Fixed-fee royalty revenue	66,347	62,873	3,474	6%
Current patent royalties [a]	72,293	72,153	140	—%
Non-current patent royalties [b]	705	(5,775)	6,480	112%
Total patent royalties	72,998	66,378	6,620	10%
Current technology solutions revenue [a]	3,212	2,028	1,184	58%
Patent sales [b]	—	225	(225)	(100)%
Total revenue	$76,210	$68,631	$7,579	11%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $7.6 million increase in total revenue was primarily driven by the inclusion of a $5.5 million net charge recorded as contra non-recurring revenue during first quarter 2019 related to a restructured licensing arrangement with a long-term customer. First quarter 2020 recurring revenue of $75.5 million increased $1.3 million as compared to $74.2 million in first quarter 2019, and was driven by increases in current technology solutions related inclusion of engineering services revenue related to our on-going relationship with Technicolor. Fixed-fee royalty revenue increased due to new agreements signed in fourth quarter 2019. These increases were partially offset by a decrease in variable patent royalty revenue of $3.3 million which was attributable to anticipated volume decreases related to the COVID-19 pandemic and the transition of certain patent agreements from variable to fixed fee, among other drivers.

In first quarter 2020 and first quarter 2019, 73% and 83% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first quarter 2020 and first quarter 2019, the following companies accounted for 10% or more of our total revenue:

	Three months ended March 31,
	2020	2019
Apple	37%	41%
Samsung	26%	29%
LG	10%	13%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2020 and first quarter 2019 by category (in thousands):

	Three months ended March 31,
	2020	2019	Increase/(Decrease)
Patent administration and licensing	$40,108	$36,071	$4,037	11%
Development	18,818	18,495	323	2%
Selling, general and administrative	12,603	14,215	(1,612)	(11)%
Total operating expenses	$71,529	$68,781	$2,748	4%
Operating expenses increased to $71.5 million in first quarter 2020 from $68.8 million in first quarter 2019. The $2.7 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Recurring operations of the Technicolor Acquisitions	$5,591
One-time costs related to the Technicolor Acquisitions	(2,337)
Personnel-related costs, including performance-based compensation	(3,052)
Corporate Initiatives	1,952
Other	594
Total increase in operating expenses	$2,748
The $2.7 million increase in operating expenses was primarily driven by the Technicolor Patent Acquisition, which closed in July 2018 and was integrated throughout 2019, and the R&I Acquisition, which closed May 2019 (together, the "Technicolor Acquisitions"), and contributed $15.4 million to our first quarter 2020 operating expenses. The $15.4 million of operating expenses is comprised of $14.7 million of recurring costs, of which $4.2 million relates to patent amortization, and the remaining $0.7 million relates to transaction and integration costs. This compares to $12.1 million of operating expenses in first quarter 2019, which was comprised of $9.1 million of recurring costs, and the remaining $3.0 million related to transaction and integration costs.
During first quarter 2020 the company incurred a $2.0 million charge attributable to corporate initiatives as part of its ongoing efforts to optimize our cost structure, including the closing of our San Diego office. This and other increases were offset by savings in personnel-related costs resulting from such efforts.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the Technicolor Patent Acquisition and patent maintenance.
Development Expense: The increase in development expense primarily related to the above-noted increases resulting from the R&I Acquisition and was mostly offset by second quarter 2019 sale of the Hillcrest product business and reductions in other non-cellular research areas.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily due to lower personnel-related costs, partially offset by one-time charges in the period.

Non-Operating Income (Expense)
The following table compares first quarter 2020 non-operating income (expense) to first quarter 2019 non-operating income (expense) (in thousands):

	Three months ended March 31,
	2020	2019	Change
Interest expense	$(10,545)	$(9,478)	$(1,067)	(11)%
Interest and investment income	2,877	3,152	(275)	(9)%
Other income (expense), net	3,146	463	2,683	(579)%
Total non-operating income (expense)	$(4,522)	$(5,863)	$1,341	23%
The change in non-operating income (expense) between periods was driven by a net $4.4 million unrealized gain, primarily resulting from observable price changes in orderly transactions of one of our long-term strategic investments, partially offset by higher interest expense related to interest incurred on the 2024 Notes. We realized nearly one-half of that gain when we sold nearly on-half of our investment in early second quarter 2020.
Income taxes
In first quarter 2020, we had an income tax expense of $1.8 million. The effective tax rate for first quarter 2020 was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first quarter 2020 effective tax rate would have been 65.51%. This is compared to first quarter 2019 tax benefit of $1.8 million, including a discrete net benefit of $0.5 million primarily related to stock compensation. The Company believes that outcomes which are reasonably possible within the next 12 months may result in the reduction in the liability for unrecognized tax benefits of $1.8 million, excluding interest and penalties.
On March 27, 2020, the CARES Act was signed into law. We are currently evaluating its impact, if any, on us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"). On March 6, 2019, the IRS issued proposed regulations for FDII. We are currently waiting for final regulations and will record the impact, if any, as applicable.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our March 31, 2020 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of March 31, 2020;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•	Our expectations with respect to the impact of the Technicolor Acquisitions on our financial statements and our business;

•
Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;

•	Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future;

•	Our expectations regarding our customers’ ability to continue to pay fixed fee payments owed to us despite the ongoing COVID-19 pandemic; and

•	Our expectations regarding the potential effects of the ongoing COVID-19 pandemic on our financial position, results of operations and cash flows.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2019 Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2019 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2019 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K. The risk factor set forth below updates, and should be read together with, the risk factors in our 2019 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2019 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The extent to which the COVID-19 pandemic or any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 and any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic or other event; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic or other event, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on our customers, including those that are presently unlicensed, and other business partners; (iv) the impact on U.S. and global economies and the timing and rate of economic recovery; (v) potential adverse effects on the financial markets and access to capital; (vi) potential goodwill or other impairment charges; (vii) increased cybersecurity risks as a result of pervasive remote working conditions; (viii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; (ix) the ability of our customers to timely satisfy their payment obligations to us; and (x) fluctuations in global shipments of handsets and consumer electronics devices. Furthermore, as a result of the COVID-19 pandemic, our employees have been required to work from home and our office locations have remain closed. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cybersecurity events, improper dissemination of personal or confidential information and breakdowns in internal controls and processes.

Any of the foregoing factors could amplify the other risks and uncertainties described in our 2019 Form 10-K and could materially adversely affect our business, financial condition, and results of operations. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors described in our 2019 Form 10-K are uncertain.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchase of its common stock during the first quarter 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (4)
January 1, 2020 - January 31, 2020 (2)	6,070	$57.50	6,070	$71,464,670
February 1, 2020 - February 29, 2020	—	$—	—	$71,464,670
March 1, 2020 - March 31, 2020	—	$—	—	$71,464,670
Total	6,070	$57.50	6,070	$71,464,670

(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) The shares were repurchased in connection with the liquidation of the InterDigital, Inc. stock fund within the InterDigital, Inc. nonqualified deferred compensation plan.

(3)
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

(4) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.
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

INTERDIGITAL, INC.

Date: May 7, 2020	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: May 7, 2020	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer