Form 10-Q
period 2020-06-30
InterDigital, Inc.
filed 2020-08-06
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	30,805,968
Title of Class	Outstanding at August 4, 2020

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$670,292	$745,491
Short-term investments	168,953	179,204
Accounts receivable, less allowances of $0 and $537	19,380	28,272
Prepaid and other current assets	62,387	63,365
Total current assets	921,012	1,016,332
PROPERTY AND EQUIPMENT, NET	11,918	10,217
PATENTS, NET	447,194	436,339
DEFERRED TAX ASSETS	79,897	73,168
OTHER NON-CURRENT ASSETS	78,744	76,026
	617,753	595,750
TOTAL ASSETS	$1,538,765	$1,612,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$94,170
Accounts payable	11,394	13,393
Accrued compensation and related expenses	24,002	29,162
Deferred revenue	141,528	146,654
Taxes payable	102	51
Dividends payable	10,781	10,746
Other accrued expenses	16,123	11,382
Total current liabilities	203,930	305,558
LONG-TERM DEBT	359,119	350,588
LONG-TERM DEFERRED REVENUE	139,396	123,653
OTHER LONG-TERM LIABILITIES	45,614	46,002
TOTAL LIABILITIES	748,059	825,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,377 and 71,268 shares issued and 30,804 and 30,701 shares outstanding	713	712
Additional paid-in capital	734,565	727,402
Retained earnings	1,413,382	1,412,779
Accumulated other comprehensive income (loss)	370	(74)
	2,149,030	2,140,819
Treasury stock, 40,573 and 40,567 shares of common held at cost	1,379,611	1,379,262
Total InterDigital, Inc. shareholders’ equity	769,419	761,557
Noncontrolling interest	21,287	24,724
Total equity	790,706	786,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,538,765	$1,612,082

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
REVENUES:
Patent licensing royalties	$101,184	$73,567	$174,182	$139,945
Technology solutions	3,314	2,042	6,526	4,070
Patent sales	—	—	—	225
	104,498	75,609	180,708	144,240

OPERATING EXPENSES:
Patent administration and licensing	38,695	37,353	78,803	73,424
Development	22,092	17,027	40,910	35,522
Selling, general and administrative	11,794	12,314	24,397	26,529
	72,581	66,694	144,110	135,475

Income from operations	31,917	8,915	36,598	8,765

INTEREST EXPENSE	(9,971)	(9,907)	(20,516)	(19,385)
OTHER INCOME, NET	3,789	12,354	9,812	15,969
Income before income taxes	25,735	11,362	25,894	5,349
INCOME TAX PROVISION	(5,144)	(4,984)	(6,964)	(3,185)
NET INCOME	$20,591	$6,378	$18,930	$2,164
Net loss attributable to noncontrolling interest	(1,660)	(1,365)	(3,437)	(2,776)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$22,251	$7,743	$22,367	$4,940
NET INCOME PER COMMON SHARE — BASIC	$0.72	$0.25	$0.73	$0.15
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,757	31,547	30,740	32,076
NET INCOME PER COMMON SHARE — DILUTED	$0.72	$0.24	$0.72	$0.15
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,045	31,776	30,982	32,366

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Net income	$20,591	$6,378	$18,930	$2,164
Unrealized gain on investments, net of tax	412	1,076	444	2,121
Comprehensive income	$21,003	$7,454	$19,374	$4,285
Comprehensive loss attributable to noncontrolling interest	(1,660)	(1,365)	(3,437)	(2,776)
Total comprehensive income attributable to InterDigital, Inc.	$22,663	$8,819	$22,811	$7,061
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net loss attributable to InterDigital, Inc.	—	—	—	(2,803)	—	—	—	—	(2,803)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	12,834	12,834
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,411)	(1,411)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,045	—	—	—	1,045
Dividends declared ($0.35 per share)	—	—	103	(11,283)	—	—	—	—	(11,180)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of common stock, net	116	1	(4,098)	—	—	—	—	—	(4,097)
Amortization of unearned compensation	—	—	2,096	—	—	—	—	—	2,096
Repurchase of common stock	—	—	—	—	—	1,585	(108,986)	—	(108,986)
BALANCE, MARCH 31, 2019	71,250	$712	$683,615	$1,421,884	$(1,426)	39,190	$(1,291,979)	$12,707	$825,513
Net income attributable to InterDigital, Inc.	—	—	—	7,743	—	—	—	—	7,743
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,076	—	—	—	1,076
Dividends declared ($0.35 per share)	—	—	104	(10,999)	—	—	—	—	(10,895)
Issuance of common stock, net	10	—	(40)	—	—	—	—	—	(40)
Amortization of unearned compensation	—	—	2,116	—	—	—	—	—	2,116
Repurchase of common stock	—	—	—	—	—	944	(62,283)	—	(62,283)
Equity component of debt, net of tax	—	—	56,917	—	—	—	—	—	56,917
Net convertible note hedge transactions, net of tax	—	—	(49,740)	—	—	—	—	—	(49,740)
Net warrant transactions	—	—	43,416	—	—	—	—	—	43,416
Deferred financing costs allocated to equity, net of tax	—	—	(1,569)	—	—	—	—	—	(1,569)
Reacquisition of equity component of debt due to prepayment, net of tax	—	—	(10,649)	—	—	—	—	—	(10,649)
BALANCE, JUNE 30, 2019	71,260	$712	$724,170	$1,418,628	$(350)	40,134	$(1,354,262)	$11,342	$800,240

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	116	—	—	—	—	116
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	—	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,777)	(1,777)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	32	—	—	—	32
Dividends declared ($0.35 per share)	—	—	84	(10,847)	—	—	—	—	(10,763)
Exercise of common stock options	27	1	777	—	—	—	—	—	778
Issuance of common stock, net	27	—	(725)	—	—	—	—	—	(725)
Amortization of unearned compensation	—	—	2,003	—	—	—	—	—	2,003
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, MARCH 31, 2020	71,322	$713	$729,541	$1,402,048	$(42)	40,573	$(1,379,611)	$22,947	$775,596
Net income attributable to InterDigital, Inc.	—	—	—	22,251	—	—	—	—	22,251
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	—	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,660)	(1,660)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	412	—	—	—	412
Dividends declared ($0.35 per share)	—	—	136	(10,917)	—	—	—	—	(10,781)
Exercise of common stock options	19	—	1,014	—	—	—	—	—	1,014
Issuance of common stock, net	36	—	(755)	—	—	—	—	—	(755)
Amortization of unearned compensation	—	—	4,629	—	—	—	—	—	4,629
Repurchase of common stock	—	—	—	—	—	—	—	—	—
BALANCE, JUNE 30, 2020	71,377	$713	$734,565	$1,413,382	$370	40,573	$(1,379,611)	$21,287	$790,706
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,930	$2,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,367	37,642
Non-cash interest expense, net	8,649	8,563
Non-cash change in fair-value	(5,501)	710
Gain on asset acquisition	—	(14,175)
Change in deferred revenue	(22,683)	(62,754)
Loss on extinguishment of debt	—	5,488
Deferred income taxes	(6,920)	(5,714)
Share-based compensation	6,631	4,212
Other	259	623
(Increase) decrease in assets:
Receivables	8,892	(22,169)
Deferred charges and other assets	(1,470)	(6,463)
Increase (decrease) in liabilities:
Accounts payable	(3,575)	(3,105)
Accrued compensation and other expenses	(760)	2,326
Accrued taxes payable and other tax contingencies	51	(871)
Net cash provided by (used in) operating activities	42,870	(53,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(120,977)	(92,074)
Sales of short-term investments	132,363	267,289
Purchases of property and equipment	(3,771)	(2,862)
Capitalized patent costs	(13,849)	(17,840)
Net cash provided by (used in) investing activities	(6,234)	154,513
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	1,792	2
Payments on long-term debt	(94,909)	(221,091)
Proceeds from issuance of convertible senior notes	—	400,000
Purchase of convertible bond hedge	—	(72,000)
Payment for warrant unwind	—	(4,184)
Prepayment penalty on long-term debt	—	(10,763)
Proceeds from hedge unwind	—	9,038
Proceeds from issuance of warrants	—	47,600
Payments of debt issuance costs	—	(7,300)
Proceeds from non-controlling interests	—	10,333
Dividends paid	(21,509)	(22,789)
Taxes withheld upon restricted stock unit vestings	(1,480)	(4,137)
Repurchase of common stock	(349)	(171,269)
Net cash used in financing activities	(116,455)	(46,560)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(79,819)	54,430
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	757,098	488,733
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$677,279	$543,163

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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2020, the results of our operations for the three and six months ended June 30, 2020  and 2019 and our cash flows for the six months ended June 30, 2020 and 2019. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020. Definitions of capitalized terms not defined herein appear within our 2019 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of June 30, 2020.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2019 Form 10-K.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2020 and 2019 (in thousands):

	FOR THE SIX MONTHS ENDED JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2020	2019
Interest paid	$4,712	$3,218
Income taxes paid, including foreign withholding taxes	13,788	9,770
Non-cash investing and financing activities:
Dividend payable	10,781	10,895
Increases in noncontrolling interests	—	2,500
Accrued debt issuance costs	—	(1,075)
Non-cash acquisition of patents	33,300	—
Accrued capitalized patent costs and property and equipment	(742)	(1,910)

New Accounting Guidance
Accounting Standards Update: Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses".  This ASU introduced a new accounting model for recognizing credit losses on certain financial instruments and financial assets, including trade receivables, based upon an estimate of current expected credit losses, otherwise known as CECL. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. Additionally, ASU No. 2016-13 made several changes to the available-for-sale impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
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
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,
	2020	2019	Increase/(Decrease)
Variable patent royalty revenue	$4,597	$8,594	$(3,997)	(47)%
Fixed-fee royalty revenue	77,338	63,736	13,602	21%
Current patent royalties [a]	81,935	72,330	9,605	13%
Non-current patent royalties [b]	19,249	1,237	18,012	1,456%
Total patent royalties	101,184	73,567	27,617	38%
Current technology solutions revenue [a]	3,314	2,042	1,272	62%
Patent sales [b]	—	—	—	—%
Total revenue	$104,498	$75,609	$28,889	38%

	Six months ended June 30,
	2020	2019	Increase/(Decrease)
Variable patent royalty revenue	$10,543	$17,874	$(7,331)	(41)%
Fixed-fee royalty revenue	143,685	126,609	17,076	13%
Current patent royalties [a]	154,228	144,483	9,745	7%
Non-current patent royalties [b]	19,954	(4,538)	24,492	540%
Total patent royalties	174,182	139,945	34,237	24%
Current technology solutions revenue [a]	6,526	4,070	2,456	60%
Patent sales [b]	—	225	(225)	—%
Total revenue	$180,708	$144,240	$36,468	25%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
    During first half 2020, we recognized $103.7 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2020, we had contract assets of $10.2 million and $9.5 million included within "Accounts receivable" and "Other non-current assets" in the condensed consolidated balance sheet, respectively. As of December 31, 2019, we had contract assets of $16.2 million and $10.2 million included within "Accounts receivable" and "Other non-current assets" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of June 30, 2020, we expect to recognize the following revenue from Dynamic Fixed-Fee Agreement payments over the term of such contracts (in thousands):

Revenue
Remainder 2020	$152,143
2021	235,357
2022	130,650
2023	43,922
2024	—

3. INCOME TAXES
In first half 2020, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 26.9%. The effective tax rate for the first half 2020 was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, the effective tax rate for first half 2020 would have been 12.5%. This is compared to an effective tax rate of 59.5% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2019. During first half 2019, we recorded discrete net expense of $3.0 million primarily related to both the acquisition of the Research & Innovation unit of Technicolor SA and extinguishment of long-term debt. The Company believes that outcomes which are reasonably possible within the next 12 months may result in the reduction in the liability for unrecognized tax benefits of $1.8 million, excluding interest and penalties.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. We are currently evaluating its impact, if any, on us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"). On July 9, 2020, the IRS issued final regulations for FDII. The Company is currently evaluating and will record the impact, if any, as applicable.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur. With the FDII regulations being released as final on July 9, 2020, the Company does not believe any proposed or pending regulations will have a significant impact on its tax positions.
During first half 2020 and 2019, we paid approximately $13.4 million and $5.1 million, respectively, of foreign source withholding tax. Additionally, as of each June 30, 2020 and December 31, 2019, we included approximately $0.1 million of foreign source withholding tax within our taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
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

	Three months ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$22,251	$22,251	$7,743	$7,743
Denominator:
Weighted-average shares outstanding: Basic	30,757	30,757	31,547	31,547
Dilutive effect of stock options, RSUs, convertible securities and warrants		288		229
Weighted-average shares outstanding: Diluted		31,045		31,776
Earnings Per Share:
Net income per common share: Basic	$0.72	$0.72	$0.25	$0.25
Dilutive effect of stock options, RSUs, convertible securities and warrants		—		(0.01)
Net income per common share: Diluted		$0.72		$0.24

	Six months ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$22,367	$22,367	$4,940	$4,940
Denominator:
Weighted-average shares outstanding: Basic	30,740	30,740	32,076	32,076
Dilutive effect of stock options, RSUs, convertible securities and warrants		242		290
Weighted-average shares outstanding: Diluted		30,982		32,366
Earnings Per Share:
Net income per common share: Basic	$0.73	$0.73	$0.15	$0.15
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.01)		—
Net income per common share: Diluted		$0.72		$0.15

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Restricted stock units and stock options	218	153	219	102
Convertible securities	4,921	4,986	5,597	4,715
Warrants	6,273	4,986	7,620	4,715
Total	11,412	10,125	13,436	9,532

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
5. LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS
Huawei
On April 28, 2020, the Company announced that it and certain of its subsidiaries had entered into a multi-year, worldwide, non-exclusive, fixed-fee patent license agreement (the "Huawei PLA") with Huawei Investment & Holding Co., Ltd. In connection with the Huawei PLA, the parties have agreed to terms for dismissal of all outstanding litigation and other proceedings among them and their affiliates, including, without limitation, the actions in the Shenzhen Intermediate People’s Court (the "Shenzhen Court") and the High Court of Justice, Business and Property Courts of England and Wales, Intellectual Property List (Chancery Division), Patents Court (the "High Court"), as more fully described below.

China Proceeding
Information regarding the legal proceeding that Huawei Technologies Co., Ltd. and certain of its subsidiaries filed against the Company and certain of its subsidiaries in the Shenzhen Court can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On June 8, 2020, Huawei filed an application with the Shenzhen Court to dismiss the legal proceeding, and on June 9, 2020, the Company filed an application with the IP Tribunal of the China Supreme People's Court (the "SPC") to dismiss the Company's jurisdictional appeal. On July 1, 2020, the SPC dismissed the Company's jurisdictional appeal, and on July 31, 2020, the Shenzhen Court granted Huawei’s petition to dismiss the legal proceeding. Accordingly, there are no further proceedings in this matter.
U.K. Proceeding
Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Huawei Technologies Co., Ltd. and Huawei Technologies (UK) Co., Ltd. in the High Court can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On June 10, 2020, the parties submitted a draft consent order to the High Court dismissing the legal proceeding, and on June 12, 2020, the High Court formally dismissed the legal proceeding, with the consent order being sealed on June 15, 2020. Accordingly, there are no further proceedings in this matter.
Lenovo
U.K. Proceeding
Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Lenovo Group Limited and certain of its subsidiaries in the High Court can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On May 20, 2020, the High Court held a case management conference and hearing regarding Lenovo's challenges to the High Court's jurisdiction over the legal proceeding. The High Court (i) granted the Company's request to have the FRAND trial listed third after the first two technical trials with the remaining three technical trials to follow the FRAND trial, (ii) adjourned Lenovo's jurisdictional challenge until October 2020 and (iii) set other dates leading up to the trials. The five technical patent trials are each scheduled to commence within a 5-day window starting on March 1, 2021, June 21, 2021, May 9, 2022, October 3, 2022 and January 16, 2023, respectively. The non-technical FRAND trial is scheduled to commence within a 5-day window starting on January 11, 2022.
District of Delaware Patent Proceeding
Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Lenovo Holding Company, Inc. and certain of its subsidiaries in the United States District Court for the District of Delaware (the "Delaware District Court") can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On July 14, 2020, the Delaware District Court heard the parties' oral arguments regarding Lenovo's motion to dismiss six of the eight patents-at-issue in the case. The Delaware District Court denied Lenovo's motion to dismiss in its entirety, finding in the Company's favor that the challenged claims of all six patents cover patent-eligible subject matter under Section 101 of the Patent Act.
District of Delaware Antitrust Proceeding
On April 9, 2020, Lenovo (United States) Inc. ("Lenovo") and Motorola Mobility LLC filed a complaint in the Delaware District Court against the Company and certain of its subsidiaries. The complaint alleges that the Company defendants have violated Sections 1 and 2 of the Sherman Act in connection with, among other things, their licensing of 3G and 4G standards essential patents ("SEPs"). The complaint further alleges that the Company defendants have violated their commitment to the European Telecommunications Standards Institute ("ETSI") with respect to the licensing of 3G and 4G SEPs on fair, reasonable and non-discriminatory ("FRAND") terms and conditions. The complaint seeks, among other things (i) rulings that the Company defendants have violated Sections 1 and 2 of the Sherman Act and are liable for breach of their ETSI FRAND commitments, (ii) a judgment that the plaintiffs are entitled to a license with respect to the Company's 3G and 4G SEPs on FRAND terms and conditions, and (iii) injunctions against any demand for allegedly excessive royalties or enforcement of the Company defendants' 3G and 4G U.S. SEPs against the plaintiffs or their customers via patent infringement proceedings. On June 22, 2020, the Company filed a motion to dismiss Lenovo's Sherman Act claims with prejudice, and to dismiss Lenovo's breach of contract claim with leave to re-file as a counterclaim in the Company's legal proceeding against Lenovo in the Delaware District Court discussed above. On July 17, 2020, the United States Department of Justice filed a statement of interest supporting the Company's motion to dismiss Lenovo's antitrust claims. On July 20, 2020, Lenovo filed its response to the Company's motion to dismiss, and ACT | The App Association filed a motion for leave to file an amicus brief in support of Lenovo's antitrust claims. On August 5, 2020, the Company filed its reply in support of its motion to dismiss.

China Proceeding
On June 8, 2020, the Company confirmed that, on April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. The Company has not yet been served with the complaint.
Xiaomi
India Proceeding
On July 29, 2020, the Company and certain of its subsidiaries filed two patent infringement actions in the Delhi High Court in New Delhi, India (the "Delhi High Court") against Xiaomi Corporation and certain of its subsidiaries ("Xiaomi"). The first complaint alleges infringement of five of the Company's patents related to 3G and/or 4G/LTE standards: Indian Patent Nos. 262910; 295912; 298719; 313036; and 320182. The second complaint alleges infringement of three of the Company's patents related to H.265/HEVC standards: Indian Patent Nos. 242248; 299448; and 308108. In these proceedings, the Company is seeking compensatory and punitive damages for Xiaomi's infringement of the asserted patents. The Company is further seeking, among other remedies, injunctive relief to prevent further infringement of the litigated patents in India, unless Xiaomi elects to take a license on terms determined to be FRAND by the Delhi High Court.
China Proceeding
On August 5, 2020, the Company was informed in writing by Xiaomi that, on June 3, 2020, Xiaomi Communication Technology Co., Ltd. and certain of its affiliates filed a complaint against the Company and one of its subsidiaries in the Wuhan Intermediate People's Court seeking a determination of the FRAND royalty terms payable for the Company's 3G and 4G SEPs. The Company has not yet been provided with a copy of, or served with, the complaint.
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2020.
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
Under the amended revenue-sharing arrangement described above, Technicolor will now receive 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement (as defined below) only, subject to certain conditions and hurdles, but will no longer receive revenue-sharing from other licensing efforts in the consumer electronics field outside of the Madison Arrangement. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability is now accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. As of June 30, 2020, the contingent consideration liability from the amended revenue-sharing arrangement was deemed not probable and estimable and is therefore not reflected within the consolidated financial statements.
Defined Benefit Plans
In connection with the Technicolor Patent Acquisition and the R&I Acquisition, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels. As of June 30, 2020, the combined accumulated projected benefit obligation related to these plans totaled $6.4 million. Service cost and interest cost for the combined plans totaled $0.2 million for the six months ended June 30, 2020. These plans are not required to be funded and were not funded as of June 30, 2020.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2020 and December 31, 2019 is disclosed within Note 7. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2020, we recognized $0.7 million and $1.5 million, respectively, of interest expense related to this debt and during the three and six months ended June 30, 2019, we recognized $0.6 million and $1.3 million, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. Refer to Note 7, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019 to the captions within the condensed consolidated balance sheets.
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario where the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB Credit, assuming they have not participated in the funding of the shortfall. As of June 30, 2020, we have not contributed any shortfall funding.
Transaction costs
Transaction and integration related costs related to the above transactions for the three months ended June 30, 2020 and 2019 were $0.6 million and $1.7 million, respectively. Transaction and integration related costs related to the above transactions for the six months ended June 30, 2020 and 2019 were $1.2 million and $4.8 million, respectively. The majority of these costs were recorded within “Patent administration and licensing” and “Selling, general and administrative” expenses in the condensed consolidated statements of income.
7. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2020, December 31, 2019 and June 30, 2019 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands).

	June 30,	December 31,	June 30,
	2020	2019	2019
Cash and cash equivalents	$670,292	$745,491	$531,698
Restricted cash included within prepaid and other current assets	5,906	10,526	11,465
Restricted cash included within other non-current assets	1,081	1,081	—
Total cash, cash equivalents and restricted cash	$677,279	$757,098	$543,163

Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.

Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of June 30, 2020 and December 31, 2019, seven licensees comprised 71% and 73%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$677,279	$—	$—	$677,279
Commercial paper (b)	—	26,296	—	26,296
U.S. government securities	—	53,047	—	53,047
Corporate bonds, asset backed and other securities	—	89,609	—	89,609
Total	$677,279	$168,952	$—	$846,231

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$757,098	$—	$—	$757,098
Commercial paper (b)	—	—	—	—
U.S. government securities	—	105,702	—	105,702
Corporate bonds, asset backed and other securities	—	73,502	—	73,502
Total	$757,098	$179,204	$—	$936,302

______________________________

(a)	Primarily included within cash and cash equivalents.

(b)	As of June 30, 2020 and December 31, 2019, zero commercial paper was included within cash and cash equivalents.
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
As discussed in Note 6, "Business Combinations and Other Transactions," we completed the R&I Acquisition during second quarter 2019. The transaction met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. As part of the R&I Acquisition, Technicolor reduced its rights to the revenue-sharing arrangement that created the initial contingent consideration liability from the Technicolor Patent Acquisition. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain which was included within "Other Income, Net” in the condensed consolidated statement of income for second quarter 2019. Therefore, effective as of the completion of the R&I Acquisition on May 31, 2019, the contingent consideration liability was no longer a Level 3 fair value recurring measurement.
Non-Recurring Fair Value Measurements
Investments in Other Entities
During first quarter 2020, we recognized a $5.5 million unrealized gain resulting from observable price changes in orderly transactions of one of our long-term strategic investments, which was included within “Other Income, Net” in the condensed consolidated statement of income.
Lease Assets
During first quarter 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Right of Use Asset related to the abandonment of one of our leased properties, which was included within “Operating Expense” in the condensed consolidated statement of income.
Fair Value of Long-Term Debt
2024 and 2020 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	June 30, 2020			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$336,544	$396,240	$494,909	$423,657	$492,969

Technicolor Patent Acquisition Long-term Debt
As more fully disclosed in Note 6, "Business Combinations and Other Transactions," we recognized long-term debt in conjunction with the Technicolor Patent Acquisition. The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$22,576	$26,241	$21,101	$23,305

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
The 2024 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 12.3018 shares of common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share), as adjusted pursuant to the terms of the indenture governing the 2024 Notes (the "Indenture"). The conversion rate of the 2024 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2024 Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent and policy to settle all conversions of the 2024 Notes through combination settlements of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of common stock.
The 2024 Notes are senior unsecured obligations and rank equally in right of payment with any of our current and any future senior unsecured indebtedness. The 2024 Notes are effectively subordinated to all of our future secured indebtedness to the extent of the value of the related collateral, and the 2024 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of our subsidiaries.
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

2020 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the "2020 Notes"). The 2020 Notes bore interest at a rate of 1.50% per year, payable in cash on March 1 and September 1 of each year, which commenced September 1, 2015, and matured on March 1, 2020. In connection with the initial offering of the 2020 Notes, on March 5 and March 9, 2015, we entered into convertible note hedge transactions (the “2020 Note Hedge Transactions”) that initially covered approximately 4.4 million shares of common stock at a strike price that initially corresponded to the initial conversion price of the 2020 Notes and are exercisable upon any conversion of the 2020 Notes. On March 5 and March 9, 2015, we also entered into warrant transactions (collectively, the "2020 Warrant Transactions" and, together with the 2020 Note Hedge Transactions, the "2020 Call Spread Transactions") to initially acquire, subject to customary anti-dilution adjustments, approximately 4.4 million shares of common stock. The warrants became exercisable and expire in daily tranches over a three and a half month period which started in June 2020.
On May 29, 2019, in connection with the partial repurchase of $221.1 million in aggregate principal amount of the 2020 Notes, the Company entered into partial unwind agreements that, among other things, reduced the number of warrants exercisable under the 2020 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.3 million shares of common stock in the aggregate were covered under each of the 2020 Note Hedge Transactions and the 2020 Warrant Transactions as of June 30, 2020. As of June 30, 2020, the warrants under the 2020 Warrant Transactions had a strike price of approximately $85.81 per share, as adjusted. Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2019 Form 10-K for further information regarding the 2020 Notes and 2020 Call Spread Transactions.
As described above, the 2020 Notes matured on March 1, 2020. On the maturity date, the outstanding balance of $94.9 million under the 2020 Notes was repaid in full.
The following table reflects the carrying value of the 2024 Notes and 2020 Notes as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
	2024 Notes	2024 Notes	2020 Notes	Total
Principal	$400,000	$400,000	$94,909	$494,909
Less:
Unamortized interest discount	(58,246)	(64,724)	(669)	$(65,393)
Deferred financing costs	(5,210)	(5,789)	(70)	$(5,859)
Net carrying amount of 2024 and 2020 Notes	$336,544	$329,487	$94,170	$423,657

The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2020 and June 30, 2019 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of deferred financing costs (in thousands):

	Three months ended June 30,
	2020	2019
	2024 Notes	2024 Notes	2020 Notes	Total
Contractual coupon interest	$2,000	$600	$927	$1,527
Accretion of debt discount	3,255	1,101	2,520	3,621
Amortization of deferred financing costs	291	98	266	364
Total	$5,546	$1,799	$3,713	$5,512

	Six months ended June 30,
	2020			2019
	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total
Contractual coupon interest	$4,000	$237	$4,237	$600	$2,112	$2,712
Accretion of debt discount	6,477	669	7,146	1,101	5,735	6,836
Amortization of deferred financing costs	579	70	649	98	613	711
Total	$11,056	$976	$12,032	$1,799	$8,460	$10,259

9. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of June 30, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $62.7 million and $5.3 million, respectively. Assets included $22.3 million of cash and cash equivalents, $2.3 million of accounts receivable and prepaid assets, and $38.1 million of patents, net. As of December 31, 2019, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $60.6 million and $5.4 million, respectively. Assets included $18.5 million of cash and cash equivalents, $1.7 million of accounts receivable, $39.3 million of patents, net, and $1.3 million of other non-current assets.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant.  For the three and six months ended June 30, 2020, we have allocated approximately $0.2 million and $0.5 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties and for the three and six months ended June 30, 2019, we allocated approximately $0.4 million and $0.7 million, respectively.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three and six months ended June 30, 2020, we have allocated approximately $1.5 million and $2.9 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and six months ended June 30, 2019, we allocated approximately $1.0 million and $2.1 million, respectively.
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

10. OTHER INCOME (EXPENSE), NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest and investment income	$1,342	$2,590	$4,219	$6,486
Gain on asset acquisition and sale of business	—	14,175	—	14,175
Loss on extinguishment of long-term debt	—	(5,488)	—	(5,488)
Other	2,447	1,077	5,593	796
Other income, net	$3,789	$12,354	$9,812	$15,969

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
Huawei Agreement
During second quarter 2020, we signed a multi-year, worldwide, non-exclusive, fixed-fee patent license agreement with Huawei Investment & Holding Co., Ltd. (“Huawei”), one of the world’s leaders in the information and communications technology industry (the “Huawei PLA”). The Huawei PLA covers the sale of certain of Huawei’s 3G, 4G and 5G terminal unit products, including the use of Wi-Fi and HEVC in those products, and extends through December 31, 2023. InterDigital and Huawei have also agreed to dismiss all pending litigation between the companies as more fully discussed in Note 5, "Litigation and Legal Proceedings" of this Quarterly Report on Form 10-Q.
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
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during first half 2020. As discussed in our 2019 Form 10-K, fixed-fee royalties accounted for nearly 90% of our revenues in 2019. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in first half 2020, we did not experience a significant impact on our revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with our entire worldwide workforce continuing to work remotely. Despite these remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. All work-related travel has been suspended, and we have conducted our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Our financial position remains strong, we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.

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
Recurring Revenue
Second quarter 2020 recurring revenue was $85.2 million compared to $74.4 million in second quarter 2019, with the increase primarily driven by new patent license agreements signed in fourth quarter 2019 and first half 2020. Refer to "Results of Operations --Second Quarter 2020 Compared to Second Quarter 2019" for further discussion of our 2020 revenue.
Comparability of Financial Results
When comparing second quarter 2020 financial results against other periods, the following items should be taken into consideration:

•	our second quarter 2020 revenue includes $19.2 million of non-recurring revenue, which primarily relates to the Huawei PLA discussed above;

•	our second quarter 2020 operating expenses include a $2.9 million charge associated with performance compensation; and

•
the Technicolor Patent Acquisition and the R&I Acquisition, which closed on July 30, 2018 and May 31, 2019, respectively, contributed $4.2 million to our second quarter 2020 revenue and $17.2 million to our second quarter 2020 operating expenses. The $17.2 million of operating expenses is comprised of $16.6 million of recurring costs, of which $4.2 million relates to patent amortization, and the remaining $0.6 million relates to transaction-related and integration costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2019 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2019 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of June 30, 2020, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash and short-term investments
As of June 30, 2020 and December 31, 2019, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	June 30, 2020	December 31, 2019	Increase / (Decrease)
Cash and cash equivalents	$670,292	$745,491	$(75,199)
Restricted cash included within prepaid and other current assets	5,906	10,526	(4,620)
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	168,953	179,204	(10,251)
Total cash, cash equivalents, restricted cash and short-term investments	$846,232	$936,302	$(90,070)

The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $116.5 million, primarily related to the repayment of our 2020 Notes and dividend payments. Cash used in investing activities of $17.6 million, excluding sales and purchases of short-term investments, primarily related to capital investments for patents and fixed assets, partially offset by cash provided by operating activities of $42.9 million. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated (used) the following cash flows in our operating activities in first half 2020 and 2019 (in thousands):

	Six months ended June 30,
	2020	2019	Increase / (Decrease)
Net cash provided by (used in) operating activities	$42,870	$(53,523)	$96,393
Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $96.4 million change in net cash provided by operating activities was primarily driven by timing of payments related to patent license agreements, including new patent license agreement signed over the last twelve months. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the six months ended June 30, 2020 and 2019 (in thousands).

	Six months ended June 30,
	2020	2019	Increase / (Decrease)
Cash Receipts:
Patent royalties	$155,330	$59,769	$95,561
Technology solutions	3,403	1,431	1,972
Total cash receipts	158,733	61,200	97,533

Cash Outflows:
Cash operating expenses [a]	97,159	92,911	4,248
Income taxes paid [b]	13,788	9,770	4,018
Total cash outflows	110,947	102,681	8,266

Other working capital adjustments	(4,916)	(12,042)	7,126

Cash flows provided by (used in) operating activities	$42,870	$(53,523)	$96,393

(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities in first half 2020 was $6.2 million, a ($160.7 million) change from $154.5 million net cash provided by investing activities in first half 2019. During first half 2020, we sold $11.4 million of short-term marketable securities, net of purchases. During first half 2019, we sold $175.2 million of short-term marketable securities, net of purchases.
Net cash used in financing activities for first half 2020 was $116.5 million, an increase of $69.9 million from net cash used in financing activities of $46.6 million for first half 2019. This change was primarily attributable to a net proceeds of $141.3 million from the debt refinancing (net of related expenses) in second quarter 2019 and $10.3 million proceeds from noncontrolling interests received in first half 2019. These first half 2019 activities were partially offset by a reduction of $170.9 million in share repurchases, as well as $94.9 million payment on long-term debt related to the repayment of our 2020 Notes.

Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2020 was approximately $280.9 million, a net increase of $10.6 million from December 31, 2019. This increase in deferred revenue was primarily attributable to timing of cash receipts from our dynamic fixed-fee royalty agreements, including the second quarter 2020 patent license agreement with Huawei.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2020 deferred revenue balance of $280.9 million by $141.5 million over the next twelve months.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes as of June 30, 2020) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of June 30, 2020), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the treasury stock method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 8, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes as of June 30, 2020, and the approximately 4.9 million warrants related to the 2024 Notes outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the 2024 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the 2024 Warrant Transactions, and settlement of the 2024 Note Hedge Transactions:

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
RESULTS OF OPERATIONS
Second Quarter 2020 Compared to Second Quarter 2019
Revenues
The following table compares second quarter 2020 revenues to second quarter 2019 revenues (in thousands):

	Three months ended June 30,
	2020	2019	Total Increase/(Decrease)
Variable patent royalty revenue	$4,597	$8,594	$(3,997)	(47)%
Fixed-fee royalty revenue	77,338	63,736	13,602	21%
Current patent royalties [a]	81,935	72,330	9,605	13%
Non-current patent royalties [b]	19,249	1,237	18,012	1,456%
Total patent royalties	101,184	73,567	27,617	38%
Current technology solutions revenue [a]	3,314	2,042	1,272	62%
Patent sales [b]	—	—	—	—%
Total revenue	$104,498	$75,609	$28,889	38%

a.	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

b.	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $28.9 million increase in total revenue was primarily driven by the second quarter 2020 dynamic fixed-fee royalty agreement signed with Huawei, which primarily drove a $13.6 million increase in fixed-fee royalty revenue and a $18.0 million increase in non-current patent royalties. Additionally, a new fixed-fee agreement signed in fourth quarter 2019 contributed to the increase in fixed-fee royalty revenue. These and other increases in revenue were partially offset by a decrease in variable patent royalty revenue of $4.0 million which was primarily attributable to forecasted volume decreases related to the COVID-19 pandemic and the transition of certain patent agreements from variable to fixed fee, among other drivers.

In both second quarter 2020 and second quarter 2019, 75% of our total revenue was attributable to companies that individually accounted for 10% or more of our total revenue. In second quarter 2020 and second quarter 2019, the following companies accounted for 10% or more of our total revenue:

	Three months ended June 30,
	2020	2019
Huawei	29%	—%
Apple	27%	37%
Samsung	19%	26%
LG	<10%	12%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2020 and second quarter 2019 by category (in thousands):

	Three months ended June 30,
	2020	2019	Increase/(Decrease)
Patent administration and licensing	$38,695	$37,353	$1,342	4%
Development	22,092	17,027	5,065	30%
Selling, general and administrative	11,794	12,314	(520)	(4)%
Total operating expenses	$72,581	$66,694	$5,887	9%
Operating expenses increased to $72.6 million in second quarter 2020 from $66.7 million in second quarter 2019. The $5.9 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Recurring operations of the Technicolor Acquisitions	$5,129
One-time costs related to the Technicolor Acquisitions	(1,189)
Performance-based incentive compensation	3,015
Intellectual property enforcement and non-patent litigation	2,428
Personnel-related costs	(3,197)
Other	(299)
Total increase in operating expenses	$5,887
The $5.9 million increase in operating expenses was primarily driven by the Technicolor Patent Acquisition, which closed in July 2018 and was integrated throughout 2019, and the R&I Acquisition, which closed May 2019 (together, the "Technicolor Acquisitions"), and contributed $17.2 million to our second quarter 2020 operating expenses. The $17.2 million of operating expenses is comprised of $16.6 million of recurring costs, of which $4.2 million relates to patent amortization, and the remaining $0.6 million relates to transaction and integration costs. This compares to $13.2 million of operating expenses in second quarter 2019, which included only one month of costs following the R&I Acquisition. Second quarter 2019 was comprised of $11.5 million of recurring costs, and the remaining $1.7 million related to transaction and integration costs.
The $2.4 million increase in intellectual property enforcement costs was primarily driven by the on-going Lenovo litigations, as well as the Xiaomi litigation that we initiated in July 2020. Performance-based incentive compensation increased $3.0 million primarily due to increased performance accruals driven by the Huawei deal signed in second quarter 2020. Lastly, corporate initiatives to optimize our cost structure drove a $3.2 million decrease in personnel-related costs.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to intellectual property enforcement costs and performance-based incentive compensation. These increases were partially offset by lower one-time costs related to Technicolor Acquisitions, as well lower personnel-related costs among other decreases.

Development Expense: The increase in development expense primarily related to the above-noted increases resulting from the R&I Acquisition, as well as performance-based incentive compensation. These and other increases were partially offset by the above-noted decrease in personnel-related costs, primarily related to our second quarter 2019 sale of the Hillcrest product business and reductions in other non-cellular research areas.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily due to the above-noted lower personnel-related costs and one-time costs associated with the Technicolor acquisitions. These decreases were partially offset by the above-noted increase for performance-based compensation.
Non-Operating Income (Expense)
The following table compares second quarter 2020 non-operating income (expense) to second quarter 2019 non-operating income (expense) (in thousands):

	Three months ended June 30,
	2020	2019	Change
Interest expense	$(9,971)	$(9,907)	$(64)	(1)%
Interest and investment income	1,342	2,590	(1,248)	(48)%
Gain on asset acquisition	—	14,175	(14,175)	(100)%
Loss on extinguishment of long-term debt	—	(5,488)	5,488	(100)%
Other income (expense), net	2,447	1,077	1,370	(127)%
Total non-operating income (expense)	$(6,182)	$2,447	$(8,629)	353%
The change in non-operating income (expense) between periods was primarily driven by the recognition of a net gain of $14.2 million related to the Technicolor R&I acquisition in second quarter 2019, partially offset by the recognition of a $5.5 million loss on extinguishment of debt recognized in connection with the settlement of a portion of our 2020 Notes in second quarter 2019.
Income taxes
In second quarter 2020, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 20.0%. The second quarter 2020 tax rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our second quarter 2020 effective tax rate would have been 12.2%. This is compared to an effective tax rate of 43.9% based on the statutory federal tax rate net of discrete federal and state taxes during second quarter 2019. Second quarter 2019 was impacted by a discrete net expense of $3.0 million primarily related to both the Technicolor R&I acquisition and the extinguishment of long-term debt. The Company believes that outcomes which are reasonably possible within the next 12 months may result in the reduction in the liability for unrecognized tax benefits of $1.8 million, excluding interest and penalties.
On March 27, 2020, the CARES Act was signed into law. We are currently evaluating its impact, if any, on us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"). On July 9, 2020, the IRS issued final regulations for FDII. The Company is currently evaluating and will record the impact, if any, as applicable.
First Half 2020 Compared to First Half 2019

Revenues
The following table compares first half 2020 revenues to first half 2019 revenues (in thousands):

	Six months ended June 30,
	2020	2019	Total Increase/(Decrease)
Variable patent royalty revenue	$10,543	$17,874	$(7,331)	(41)%
Fixed-fee royalty revenue	143,685	126,609	17,076	13%
Current patent royalties [a]	154,228	144,483	9,745	7%
Non-current patent royalties [b]	19,954	(4,538)	24,492	(540)%
Total patent royalties	174,182	139,945	34,237	24%
Current technology solutions revenue [a]	6,526	4,070	2,456	60%
Patent Sales [b]	—	225	(225)	(100)%
Total revenue	$180,708	$144,240	$36,468	25%

(a)	Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.

(b)	Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $36.5 million increase in total revenue was primarily driven by the second quarter 2020 dynamic fixed-fee royalty agreement signed with Huawei, which primarily drove a $17.1 million increase in fixed-fee royalty revenue and a $24.5 million increase in non-current patent royalties. A new fixed-fee agreement signed in fourth quarter 2019 also contributed to the increase in fixed-fee royalty revenue. Additionally, the first half 2019 inclusion of a $5.5 million net charge recorded as contra non-recurring revenue during first quarter 2019 related to a restructured licensing arrangement with a long-term customer contributed to the increase in non-current patent royalties. The decrease in variable patent royalties was primarily due to forecasted volume decreases related to the COVID-19 pandemic and the transition of certain patent agreements from variable to fixed fee, among other drivers.
In first half 2020 and first half 2019, 70% and 79% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2020 and first half 2019, the following companies accounted for 10% or more of our total revenue:

	Six months ended June 30,
	2020	2019
Apple	31%	39%
Samsung	22%	27%
Huawei	17%	—%
LG	< 10%	13%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2020 and first half 2019 by category (in thousands):

	Six months ended June 30,
	2020	2019	Increase/(Decrease)
Patent administration and licensing	$78,803	$73,424	$5,379	7%
Development	40,910	35,522	5,388	15%
Selling, general and administrative	24,397	26,529	(2,132)	(8)%
Total operating expenses	$144,110	$135,475	$8,635	6%

Operating expenses increased 6% to $144.1 million in first half 2020 from $135.5 million in first half 2019. The $8.6 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Recurring operations of the Technicolor Acquisitions	$10,720
One-time costs related to the Technicolor Acquisitions	(3,527)
Corporate Initiatives	1,952
Intellectual property enforcement and non-patent litigation	2,150
Performance-based incentive compensation	1,512
Personnel-related costs	(4,747)
Other	575
Total increase in operating expenses	$8,635
The $8.6 million increase in operating expenses was primarily driven by the Technicolor Acquisitions, which contributed $32.6 million to our first half 2020 operating expenses. The $32.6 million of operating expenses is comprised of $31.4 million of recurring costs, of which $8.4 million relates to patent amortization, and the remaining $1.2 million relates to transaction and integration costs during first half 2020. This compares to $25.4 million of operating expenses in first half 2019, which included only one month of costs following the R&I Acquisition. First half 2019 was comprised of $20.6 million of recurring costs, and the remaining $4.8 million related to transaction and integration costs.
During first half 2020 the company incurred a $2.0 million charge attributable to corporate initiatives as part of its ongoing efforts to optimize our cost structure, including the closing of our San Diego office. The $2.2 million increase in intellectual property enforcement costs was primarily driven the on-going Lenovo litigations, as well as the Xiaomi litigation that we initiated in July 2020. Performance-based incentive compensation increased $1.5 million primarily due to increased performance accruals driven by the Huawei deal signed in second quarter 2020. Lastly, corporate initiatives to optimize our cost structure drove a $4.7 million decrease in personnel-related costs.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to intellectual property enforcement costs and performance-based incentive compensation.
Development Expense: The increase in development expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions. These increases were partially offset by lower personnel-related costs, primarily related to our second quarter 2019 sale of the Hillcrest product business and reductions in other non-cellular research areas
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense primarily resulted from the above-noted reduction in personnel-related costs, as well as lower one-time costs associated with the Technicolor acquisitions. These decreases were partially offset by the above-noted increases in performance-based incentive compensation and corporate initiatives.
Non-Operating Income (Expense)
The following table compares first half 2020 non-operating income (expense) to first half 2019 non-operating income (expense) (in thousands):

	Six months ended June 30,
	2020	2019	Change
Interest expense	$(20,516)	$(19,385)	$(1,131)	(6)%
Interest and investment income	4,219	6,486	(2,267)	(35)%
Gain on asset acquisition and sale of business	—	14,175	(14,175)	(100)%
Loss on extinguishment of long-term debt	—	(5,488)	5,488	(100)%
Other income (expense), net	5,593	796	4,797	(603)%
Total non-operating income (expense)	$(10,704)	$(3,416)	$(7,288)	(213)%
The change in non-operating income (expense) between periods was primarily driven by the recognition of a net gain of $14.2 million related to the Technicolor R&I acquisition in second quarter 2019, partially offset by the recognition of a $5.5 million loss on extinguishment of debt recognized in connection with the settlement of a portion of our 2020 Notes in second quarter 2019. In addition, first half 2020 other income (expense) includes a $5.5 million gain resulting from observable price changes in orderly transactions of one of our long-term strategic investments.
Income taxes
In first half 2020, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 26.9%. The first half 2020 rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first half 2020 effective tax rate would have been an expense of 12.5%. In first half 2020, we recorded a net discrete tax expense of $0.3 million primarily related to stock compensation. This is compared to an effective tax rate benefit of 59.5% based on the statutory federal tax rate net of discrete federal and state taxes during first half 2019. During first half 2019, we recorded discrete expense of $3.0 million related to the R&I Acquisition, the extinguishment of long-term debt, the filing of amended federal income tax returns and the sale of our Hillcrest product business.
As noted above, on December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as FDII. The reduction in benefit is primarily related to the differences in our FDII deduction between the periods. The difference in the FDII deduction between the periods was driven by the timing of income between book and tax mostly related to revenue recognition. On July 9, 2020, the IRS issued final regulations for FDII. The Company is currently evaluating and will record the impact, if any, as applicable.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	Our expectations regarding the potential effects of new accounting standards on our financial position, results of operations or cash flows;

•	Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our June 30, 2020 deferred revenue balance over the next twelve months;

•	Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of June 30, 2020;

•	Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;

•	Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;

•	The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;

•	Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•	Our expectations with respect to the impact of the Technicolor Acquisitions on our financial statements and our business;

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may have exposure to additional tax liabilities.

The United States government enacted tax reform in 2017 and continues to provide regulatory guidance related to tax reform provisions, and state authorities continue to provide guidance around its application of tax reform provisions, that in each case could impact future effective tax rates favorably or unfavorably. The international tax environment also continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, which could ultimately have an adverse effect on the taxation of international businesses such as ours. Accordingly, our tax rate could be adversely affected by several factors, many of which are outside of our control, including: changing tax laws, regulations and interpretations thereof; changes in tax rates; and assessments and any related tax, interest or penalties. If we are deemed to owe additional taxes, our business, financial condition, and results of operations could be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchase of its common stock during the second quarter 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2020 - April 30, 2020	—	$—	—	$71,464,670
May 1, 2020 - May 31, 2020	—	$—	—	$71,464,670
June 1, 2020 - June 30, 2020	—	$—	—	$71,464,670
Total	—	$—	—	$71,464,670

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

INTERDIGITAL, INC.

Date: August 6, 2020	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: August 6, 2020	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer