Form 10-Q
period 2020-09-30
InterDigital, Inc.
filed 2020-11-05
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	30,806,562
Title of Class	Outstanding at November 3, 2020

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$746,561	$745,491
Short-term investments	172,822	179,204
Accounts receivable, less allowances of $0 and $537	28,282	28,272
Prepaid and other current assets	84,292	63,365
Total current assets	1,031,957	1,016,332
PROPERTY AND EQUIPMENT, NET	16,244	10,217
PATENTS, NET	437,546	436,339
DEFERRED TAX ASSETS	78,664	73,168
OTHER NON-CURRENT ASSETS, NET	76,083	76,026
	608,537	595,750
TOTAL ASSETS	$1,640,494	$1,612,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$94,170
Accounts payable	12,137	13,393
Accrued compensation and related expenses	27,043	29,162
Deferred revenue	248,086	146,654
Taxes payable	121	51
Dividends payable	10,782	10,746
Other accrued expenses	19,243	11,382
Total current liabilities	317,412	305,558
LONG-TERM DEBT	363,523	350,588
LONG-TERM DEFERRED REVENUE	108,587	123,653
OTHER LONG-TERM LIABILITIES	48,296	46,002
TOTAL LIABILITIES	837,818	825,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,379 and 71,268 shares issued and 30,806 and 30,701 shares outstanding	713	712
Additional paid-in capital	735,922	727,402
Retained earnings	1,426,239	1,412,779
Accumulated other comprehensive income (loss)	8	(74)
	2,162,882	2,140,819
Treasury stock, 40,573 and 40,567 shares of common held at cost	1,379,611	1,379,262
Total InterDigital, Inc. shareholders’ equity	783,271	761,557
Noncontrolling interest	19,405	24,724
Total equity	802,676	786,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,640,494	$1,612,082

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
REVENUES:
Patent licensing royalties	$85,222	$68,049	$259,404	$207,994
Technology solutions	2,271	3,724	8,797	7,794
Patent sales	—	750	—	975
	87,493	72,523	268,201	216,763

OPERATING EXPENSES:
Patent administration and licensing	40,364	34,772	119,167	108,196
Development	20,845	20,506	61,755	56,028
Selling, general and administrative	10,854	13,471	35,251	40,000
	72,063	68,749	216,173	204,224

Income from operations	15,430	3,774	52,028	12,539

INTEREST EXPENSE	(10,365)	(10,920)	(30,881)	(30,305)
OTHER INCOME, NET	3,994	7,803	13,806	23,772
Income before income taxes	9,059	657	34,953	6,006
INCOME TAX BENEFIT (PROVISION)	12,843	178	5,879	(3,007)
NET INCOME	$21,902	$835	$40,832	$2,999
Net loss attributable to noncontrolling interest	(1,882)	(1,399)	(5,319)	(4,175)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$23,784	$2,234	$46,151	$7,174
NET INCOME PER COMMON SHARE — BASIC	$0.77	$0.07	$1.50	$0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,804	31,130	30,762	31,757
NET INCOME PER COMMON SHARE — DILUTED	$0.76	$0.07	$1.49	$0.22
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,119	31,308	31,029	32,010

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Net income	$21,902	$835	$40,832	$2,999
Unrealized gain (loss) on investments, net of tax	(362)	245	82	2,366
Comprehensive income	$21,540	$1,080	$40,914	$5,365
Comprehensive loss attributable to noncontrolling interest	(1,882)	(1,399)	(5,319)	(4,175)
Total comprehensive income attributable to InterDigital, Inc.	$23,422	$2,479	$46,233	$9,540
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net loss attributable to InterDigital, Inc.	—	—	—	(2,803)	—	—	—	—	(2,803)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	12,834	12,834
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,411)	(1,411)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,045	—	—	—	1,045
Dividends declared ($0.35 per share)	—	—	103	(11,283)	—	—	—	—	(11,180)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of common stock, net	116	1	(4,098)	—	—	—	—	—	(4,097)
Amortization of unearned compensation	—	—	2,096	—	—	—	—	—	2,096
Repurchase of common stock	—	—	—	—	—	1,585	(108,986)	—	(108,986)
BALANCE, MARCH 31, 2019	71,250	$712	$683,615	$1,421,884	$(1,426)	39,190	$(1,291,979)	$12,707	$825,513
Net income attributable to InterDigital, Inc.	—	—	—	7,743	—	—	—	—	7,743
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,076	—	—	—	1,076
Dividends declared ($0.35 per share)	—	—	104	(10,999)	—	—	—	—	(10,895)
Issuance of common stock, net	10	—	(40)	—	—	—	—	—	(40)
Amortization of unearned compensation	—	—	2,116	—	—	—	—	—	2,116
Repurchase of common stock	—	—	—	—	—	944	(62,283)	—	(62,283)
Equity component of debt, net of tax	—	—	56,917	—	—	—	—	—	56,917
Net convertible note hedge transactions, net of tax	—	—	(49,740)	—	—	—	—	—	(49,740)
Net warrant transactions	—	—	43,416	—	—	—	—	—	43,416
Deferred financing costs allocated to equity, net of tax	—	—	(1,569)	—	—	—	—	—	(1,569)
Reacquisition of equity component of debt due to prepayment, net of tax	—	—	(10,649)	—	—	—	—	—	(10,649)
BALANCE, JUNE 30, 2019	71,260	$712	$724,170	$1,418,628	$(350)	40,134	$(1,354,262)	$11,342	$800,240
Net income attributable to InterDigital, Inc.	—	—	—	2,234	—	—	—	—	2,234
Increases in noncontrolling interest	—	—	—	—	—	—	—	11,250	11,250
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,399)	(1,399)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	245	—	—	—	245
Dividends declared ($0.35 per share)	—	—	95	(10,992)	—	—	—	—	(10,897)
Issuance of common stock, net	7	—	(179)	—	—	—	—	—	(179)
Amortization of unearned compensation	—	—	1,805	—	—	—	—	—	1,805
BALANCE, SEPTEMBER 30, 2019	71,267	$712	$725,891	$1,409,870	$(105)	40,134	$(1,354,262)	$21,193	$803,299

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	116	—	—	—	—	116
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,777)	(1,777)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	32	—	—	—	32
Dividends declared ($0.35 per share)	—	—	84	(10,847)	—	—	—	—	(10,763)
Exercise of common stock options	27	1	777	—	—	—	—	—	778
Issuance of common stock, net	27	—	(725)	—	—	—	—	—	(725)
Amortization of unearned compensation	—	—	2,003	—	—	—	—	—	2,003
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, MARCH 31, 2020	71,322	$713	$729,541	$1,402,048	$(42)	40,573	$(1,379,611)	$22,947	$775,596
Net income attributable to InterDigital, Inc.	—	—	—	22,251	—	—	—	—	22,251
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,660)	(1,660)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	412	—	—	—	412
Dividends declared ($0.35 per share)	—	—	136	(10,917)	—	—	—	—	(10,781)
Exercise of common stock options	19	—	1,014	—	—	—	—	—	1,014
Issuance of common stock, net	36	—	(755)	—	—	—	—	—	(755)
Amortization of unearned compensation	—	—	4,629	—	—	—	—	—	4,629
Repurchase of common stock	—	—	—	—	—	—	—	—	—
BALANCE, JUNE 30, 2020	71,377	$713	$734,565	$1,413,382	$370	40,573	$(1,379,611)	$21,287	$790,706
Net income attributable to InterDigital, Inc.	—	—	—	23,784	—	—	—	—	23,784
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,882)	(1,882)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(362)	—	—	—	(362)
Dividends declared ($0.35 per share)	—	—	145	(10,927)	—	—	—	—	(10,782)
Exercise of common stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	2	—	(55)	—	—	—	—	—	(55)
Amortization of unearned compensation	—	—	1,267	—	—	—	—	—	1,267
Repurchase of common stock	—	—	—	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2020	71,379	$713	$735,922	$1,426,239	$8	40,573	$(1,379,611)	$19,405	$802,676
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,832	$2,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61,027	56,907
Non-cash interest expense, net	13,202	13,586
Non-cash change in fair-value	(5,501)	710
Gain on asset acquisition	—	(22,690)
Change in deferred revenue	53,066	875
Loss on extinguishment of debt	—	5,488
Deferred income taxes	(5,518)	(8,014)
Share-based compensation	7,899	6,017
Impairment of long-term investment	—	3,312
Other	(63)	742
(Increase) decrease in assets:
Receivables	(10)	11,659
Deferred charges and other assets	(26,745)	(2,181)
Increase (decrease) in liabilities:
Accounts payable	(1,675)	(2,547)
Accrued compensation and other expenses	7,628	6,428
Accrued taxes payable and other tax contingencies	70	(1,315)
Net cash provided by operating activities	144,212	71,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(187,707)	(92,270)
Sales of short-term investments	195,072	355,649
Purchases of property and equipment	(9,875)	(3,062)
Proceeds from sale of business	—	10,000
Capitalized patent costs	(23,726)	(26,123)
Net proceeds from change in long-term investments	4,260	—
Net cash provided by (used in) investing activities	(21,976)	244,194
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	1,792	2
Payments on long-term debt	(94,909)	(221,091)
Proceeds from issuance of convertible senior notes	—	400,000
Purchase of convertible bond hedge	—	(72,000)
Payment for warrant unwind	—	(4,184)
Prepayment penalty on long-term debt	—	(10,763)
Proceeds from hedge unwind	—	9,038
Proceeds from issuance of warrants	—	47,600
Payments of debt issuance costs	—	(8,375)
Repurchase of common stock	(349)	(171,269)
Proceeds from non-controlling interests	—	10,333
Taxes withheld upon restricted stock unit vestings	(1,535)	(4,316)
Dividends paid	(32,290)	(33,683)
Net cash used in financing activities	(127,291)	(58,708)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,055)	257,462
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	757,098	488,733
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$752,043	$746,195
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
1. BASIS OF PRESENTATION
    In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2020, the results of our operations for the three and nine months ended September 30, 2020 and 2019 and our cash flows for the nine months ended September 30, 2020 and 2019. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020. Definitions of capitalized terms not defined herein appear within our 2019 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
    InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of September 30, 2020.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
    There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2019 Form 10-K.
Reclassifications
    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
    The following table presents additional supplemental cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands):

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2020	2019
Interest paid	$4,712	$3,930
Income taxes paid, including foreign withholding taxes	18,211	16,483
Non-cash investing and financing activities:
Dividend payable	10,782	10,897
Increases in noncontrolling interests	—	13,750
Non-cash acquisition of patents	33,300	22,500
Accrued capitalized patent costs and property and equipment	(419)	390

New Accounting Guidance
Accounting Standards Update: Financial Instruments - Credit Losses
    In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”.  This ASU introduced a new accounting model for recognizing credit losses on certain financial instruments and financial assets, including trade receivables, based upon an estimate of current expected credit losses, otherwise known as CECL. The new guidance requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based not only on historical experience and current conditions, but also on reasonable forecasts. Additionally, ASU No. 2016-13 made several changes to the available-for-sale impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
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
Accounting Standards Update: Collaborative Arrangements
    In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”.  The amendments in this ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for entities who have previously adopted the new revenue recognition guidance. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
Accounting Standards Update: Simplifying the Accounting for Income Taxes
    In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in this ASU are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 with early adoption allowed. We are currently evaluating the impact of the adoption of ASU 2019-12 on our consolidated financial statements.
Accounting Standards Update: Simplifying the Accounting for Convertible Instruments
    In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in this ASU are intended to simplify accounting for convertible debt instruments and convertible preferred stock by removing certain accounting models which separate the embedded conversion features from the host contract. ASU 2020-06 also amends certain guidance in ASC 260 on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption permitted for fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective methods of transition. We are currently evaluating the impact of the adoption of ASU 2020-06 on our consolidated financial statements.
2. REVENUE
Disaggregated Revenue
    The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,
	2020	2019	Increase/(Decrease)
Variable patent royalty revenue	$7,377	$4,683	$2,694	58%
Fixed-fee royalty revenue	77,338	63,736	13,602	21%
Current patent royalties [a]	84,715	68,419	16,296	24%
Non-current patent royalties [b]	507	(370)	877	237%
Total patent royalties	85,222	68,049	17,173	25%
Current technology solutions revenue [a]	2,271	3,724	(1,453)	(39)%
Patent sales [b]	—	750	(750)	(100)%
Total revenue	$87,493	$72,523	$14,970	21%

	Nine months ended September 30,
	2020	2019	Increase/(Decrease)
Variable patent royalty revenue	$17,920	$22,557	$(4,637)	(21)%
Fixed-fee royalty revenue	221,023	190,345	30,678	16%
Current patent royalties [a]	238,943	212,902	26,041	12%
Non-current patent royalties [b]	20,461	(4,908)	25,369	517%
Total patent royalties	259,404	207,994	51,410	25%
Current technology solutions revenue [a]	8,797	7,794	1,003	13%
Patent sales [b]	—	975	(975)	(100)%
Total revenue	$268,201	$216,763	$51,438	24%
a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
    During first nine months 2020, we recognized $124.3 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2020, we had contract assets of $11.5 million and $9.4 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2019, we had contract assets of $16.2 million and $10.2 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
    Based on contracts signed and committed as of September 30, 2020, we expect to recognize the following revenue from Dynamic Fixed-Fee Agreement payments over the term of such contracts (in thousands):

Revenue
Remainder 2020	$77,838
2021 [a]	271,607
2022 [a]	235,650
2023	43,922
2024	—
a.    Updated to reflect additional revenue resulting from the expiration of a licensee’s right to early terminate its patent license agreement.

3. INCOME TAXES
    In first nine months 2020, the Company had an effective tax rate of (16.8)%. The negative effective tax rate was driven by a net discrete benefit of $18.2 million that primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve. This is compared to an effective tax rate of 50.1% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2019. During first nine months 2019, the Company recorded discrete net expense of $3.1 million primarily related to both the acquisition of the Research & Innovation unit of Technicolor SA and the extinguishment of long-term debt. The Company believes that outcomes which are reasonably possible within the next 12 months may result in the reduction in the liability for unrecognized tax benefits of $1.0 million, excluding interest and penalties.

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
    During first nine months 2020 and 2019, the Company paid approximately $17.8 million and $11.5 million, respectively, in foreign source withholding tax. Additionally, as of each of September 30, 2020 and December 31, 2019, the Company included approximately $0.1 million of foreign source withholding tax within its taxes payable and deferred tax asset balances. These amounts are related to receivables from foreign licensees.
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

	Three months ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$23,784	$23,784	$2,234	$2,234
Denominator:
Weighted-average shares outstanding: Basic	30,804	30,804	31,130	31,130
Dilutive effect of stock options, RSUs, convertible securities and warrants		315		178
Weighted-average shares outstanding: Diluted		31,119		31,308
Earnings Per Share:
Net income per common share: Basic	$0.77	$0.77	$0.07	$0.07
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.01)		—
Net income per common share: Diluted		$0.76		$0.07

	Nine months ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to InterDigital, Inc.	$46,151	$46,151	$7,174	$7,174
Denominator:
Weighted-average shares outstanding: Basic	30,762	30,762	31,757	31,757
Dilutive effect of stock options, RSUs, convertible securities and warrants		267		253
Weighted-average shares outstanding: Diluted		31,029		32,010
Earnings Per Share:
Net income per common share: Basic	$1.50	$1.50	$0.23	$0.23
Dilutive effect of stock options, RSUs, convertible securities and warrants		(0.01)		(0.01)
Net income per common share: Diluted		$1.49		$0.22
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted stock units and stock options	156	155	154	120
Convertible securities	4,921	6,260	5,222	5,236
Warrants	5,319	6,260	5,931	5,236
Total	10,396	12,675	11,307	10,592
Convertible Notes and Warrants
    Refer to Note 8, "Long-Term Debt," for information about the Company's convertible notes and warrants and related conversion and strike prices. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, or above the strike price of the Company's outstanding warrants, the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the treasury stock method, the Company calculates the number of shares issuable under the terms of the convertible notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
5. LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS
Huawei China Proceeding
    Information regarding the legal proceeding that Huawei Technologies Co., Ltd. and certain of its subsidiaries ("Huawei") filed against the Company and certain of its subsidiaries in the Shenzhen Intermediate People's Court (the "Shenzhen Court") can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On June 8, 2020, Huawei filed an application with the Shenzhen Court to dismiss the legal proceeding, and on June 9, 2020, the Company filed an application with the IP Tribunal of the China Supreme People's Court (the "SPC") to dismiss the Company's jurisdictional appeal. On July 1, 2020, the SPC dismissed the Company's jurisdictional appeal, and on July 31, 2020, the Shenzhen Court granted Huawei's petition to dismiss the legal proceeding. Accordingly, there are no further proceedings in this matter.

Lenovo
    U.K. Proceeding
    Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Lenovo Group Limited and certain of its subsidiaries in the High Court of Justice, Business and Property Courts of England and Wales, Intellectual Property List (Chancery Division), Patents Court (the "High Court") can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On August 26, 2020, the UK Supreme Court handed down its judgment in the combined appeals in the Unwired Planet and Conversant proceedings, finding, among other things, that UK Courts have jurisdiction to determine fair, reasonable and non-discriminatory ("FRAND") royalty terms and conditions (including, where appropriate, that the terms of a FRAND license would be worldwide) and to award a FRAND injunction under a UK patent that has been found valid and infringed against a defendant that does not enter into a license on the terms the UK Court determines to be FRAND. Subsequently, on September 25, 2020, Lenovo's September 13, 2019 application challenging the jurisdiction of the High Court was dismissed.

On October 6, 2020, the parties held a case management conference regarding the non-technical FRAND proceedings and the High Court entered a schedule for the non-technical FRAND proceedings. The trial of the non-technical FRAND issues is scheduled to occur in January 2022. The Company was also granted permission at the October 6 hearing to amend its claim to seek declarations that Lenovo is an "unwilling licensee" based on its refusal to submit to the outcome of the FRAND determination by the High Court, and that it is therefore not entitled to enforce the Company's commitments under the ETSI IPR Policy against it. Lenovo has subsequently amended its case to seek a declaration that the Company is an "unwilling licensor" and has denied that it is not entitled to enforce the Company's commitments under the ETSI IPR Policy. On October 27, 2020 the Company filed an application to schedule a trial to determine the issue of whether Lenovo is an "unwilling licensee," and whether Lenovo is able to rely on the Company's commitments under the ETSI IPR Policy against it, prior to the non-technical FRAND trial. The outcome of that application is pending.
    District of Delaware Patent Proceeding
    Information regarding the legal proceeding that the Company and certain of its subsidiaries filed against Lenovo Holding Company, Inc. and certain of its subsidiaries in the United States District Court for the District of Delaware (the "Delaware District Court") can be found in the description of legal proceedings contained in the Company's 2019 Form 10-K. On July 14, 2020, the Delaware District Court heard the parties' oral arguments regarding Lenovo's motion to dismiss six of the eight patents-at-issue in the case. The Delaware District Court denied Lenovo's motion to dismiss in its entirety, finding in the Company's favor that the challenged claims of all six patents cover patent-eligible subject matter under Section 101 of the Patent Act. On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial for December 5, 2022.
    District of Delaware Antitrust Proceeding
    On April 9, 2020, Lenovo (United States) Inc. and Motorola Mobility LLC filed a complaint in the Delaware District Court against the Company and certain of its subsidiaries. The complaint alleges that the Company defendants have violated Sections 1 and 2 of the Sherman Act in connection with, among other things, their licensing of 3G and 4G standards essential patents ("SEPs"). The complaint further alleges that the Company defendants have violated their commitment to the European Telecommunications Standards Institute ("ETSI") with respect to the licensing of 3G and 4G SEPs on FRAND terms and conditions. The complaint seeks, among other things (i) rulings that the Company defendants have violated Sections 1 and 2 of the Sherman Act and are liable for breach of their ETSI FRAND commitments, (ii) a judgment that the plaintiffs are entitled to a license with respect to the Company's 3G and 4G SEPs on FRAND terms and conditions, and (iii) injunctions against any demand for allegedly excessive royalties or enforcement of the Company defendants' 3G and 4G U.S. SEPs against the plaintiffs or their customers via patent infringement proceedings.
On June 22, 2020, the Company filed a motion to dismiss Lenovo's Sherman Act claims with prejudice, and to dismiss Lenovo's breach of contract claim with leave to re-file as a counterclaim in the Company's legal proceeding against Lenovo in the Delaware District Court discussed above. On July 17, 2020, the United States Department of Justice ("DOJ") filed a statement of interest supporting the Company's motion to dismiss Lenovo's antitrust claims. On July 20, 2020, Lenovo filed its response to the Company's motion to dismiss, and ACT | The App Association ("App Association") filed a motion for leave to file an amicus brief in support of Lenovo's antitrust claims. On August 5, 2020, the Company filed its reply in support of its motion to dismiss. Oral argument on the Company's motion to dismiss was held on October 27, 2020.

    China Proceeding
    On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. The Company has not yet been served with the complaint.
Xiaomi
    China Proceeding
    On August 5, 2020, the Company was informed in writing by Xiaomi Corporation ("Xiaomi") that, on June 3, 2020, Xiaomi Communication Technology Co., Ltd. and certain of its affiliates filed a complaint against the Company and one of its subsidiaries in the Wuhan Intermediate People's Court (the "Wuhan Court") seeking for the Wuhan Court to determine a global FRAND rate for a license to the Company's 3G and/or 4G/LTE SEPs. The Company was informed on September 25, 2020 that the Wuhan Court held an ex parte hearing on or about September 23, 2020 and issued an order that, among other things, enjoins the Company from seeking a preliminary and permanent injunction against Xiaomi and certain of its subsidiaries for infringement of certain of the Company's patents related to 3G and/or 4G/LTE standards in the Company's case in the Delhi High Court discussed below, or elsewhere. The Wuhan Court ordered a fine of up to one million yuan per day if the Company were to violate the order. The Company contends that it has not yet been properly served with Xiaomi's complaint or the Wuhan Court's anti-suit injunction order.
On September 30, 2020, the Company filed a preliminary conditional response seeking reconsideration of the Wuhan Court's anti-suit injunction, and requested a hearing, which was held on October 16, 2020. The Company filed a post-hearing submission on October 23, 2020. A decision on the Company's application for reconsideration of the anti-suit injunction remains pending.
India Proceeding
    On July 29, 2020, the Company and certain of its subsidiaries filed two patent infringement actions in the Delhi High Court in New Delhi, India (the "Delhi High Court") against Xiaomi and certain of its subsidiaries. The first complaint alleges infringement of five of the Company's patents related to 3G and/or 4G/LTE standards: Indian Patent Nos. 262910; 295912; 298719; 313036; and 320182. The second complaint alleges infringement of three of the Company's patents related to H.265/HEVC standards: Indian Patent Nos. 242248; 299448; and 308108. In these proceedings, the Company is seeking compensatory and punitive damages for Xiaomi's infringement of the asserted patents. The Company is further seeking, among other remedies, injunctive relief to prevent further infringement of the litigated patents in India, unless Xiaomi elects to take a license on terms determined to be FRAND by the Delhi High Court. On September 29, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Delhi High Court, seeking, among other things, to enjoin Xiaomi from enforcing the Wuhan Court's September 23, 2020 anti-suit injunction order described above. On October 9, 2020, the Delhi High Court granted the Company's motion and issued an ad interim injunction restraining Xiaomi from enforcing the anti-suit injunction order issued by the Wuhan Court, pending further consideration of the Company's application for an anti-anti-suit injunction at a hearing scheduled for November 25, 2020. On November 3, 2020, Xiaomi filed an appeal with the appellate division of the Delhi High Court seeking, inter alia, to (i) set aside the October 9 ad interim anti-anti-suit injunction order, (ii) set aside certain subsequent orders of the first instance court and (iii) stay further pursuit of the Company's application for an interim injunction with respect to infringement of the patents in the first suit.
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
OTHER
    We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2020.

6. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS
Acquisition of Technicolor's Patent Licensing Business
    On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor SA ("Technicolor"), a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). The Technicolor Patent Acquisition included the acquisition by the Company of approximately 18,000 patents and applications across a broad range of technologies, including approximately 3,000 worldwide video coding patents and applications. Refer to our 2019 Form 10-K for further information on the Technicolor Patent Acquisition.
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

Acquisition of Technicolor's Research & Innovation Unit
    On May 31, 2019, we completed the acquisition of the Research & Innovation unit of Technicolor (the "R&I Acquisition"). The R&I Acquisition expanded the Company’s research capabilities in video coding, Internet of Things ("IoT") and smart home, imaging sciences, augmented reality and virtual reality, and artificial intelligence and machine learning technologies. The Technicolor R&I unit was the driving creative force behind the patent portfolio that was acquired in the Technicolor Patent Acquisition discussed above. Refer to our 2019 Form 10-K for further information on the R&I Acquisition.
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
    Under the amended revenue-sharing arrangement described above, Technicolor will now receive 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement (as defined below) only, subject to certain conditions and hurdles, but will no longer receive revenue-sharing from other licensing efforts in the consumer electronics field outside of the Madison Arrangement. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability is now accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. As of September 30, 2020, the contingent consideration liability from the amended revenue-sharing arrangement was deemed not probable and estimable and is therefore not reflected within the consolidated financial statements.
Defined Benefit Plans
    In connection with the Technicolor Patent Acquisition and the R&I Acquisition, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels. As of September 30, 2020 and December 31, 2019, the combined accumulated projected benefit obligation related to these plans totaled $7.0 million and $6.2 million, respectively. Service cost and interest cost for the combined plans totaled $0.3 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. These plans are not required to be funded and were not funded as of September 30, 2020.
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
    Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2020 and December 31, 2019 is disclosed within Note 7. Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
    Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2020, we recognized $0.8 million and $2.3 million, respectively, of interest expense related to this debt and during the three and nine months ended September 30, 2019, we recognized $0.7 million and $2.0 million, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
    Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. Refer to Note 7, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019 to the captions within the condensed consolidated balance sheets.
Commitments
    To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million, through 2020. A shortfall funding is only required in the scenario where the restricted cash is not sufficient to fund current obligations. In the event that we fund a shortfall, any surplus cash resulting from subsequent royalty receipts would be used to repay our shortfall funding plus 25% interest in advance of distributions of royalties to either Sony or CPPIB Credit, assuming they have not participated in the funding of the shortfall. As of September 30, 2020, we have not contributed any shortfall funding.
Transaction costs
    Transaction and integration related costs related to the above transactions for the three months ended September 30, 2020 and 2019 were $0.6 million and $2.1 million, respectively. Transaction and integration related costs related to the above transactions for the nine months ended September 30, 2020 and 2019 were $1.8 million and $6.9 million, respectively. The majority of these costs were recorded within “Patent administration and licensing” and “Selling, general and administrative” expenses in the condensed consolidated statements of income.

7. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
    Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2020, December 31, 2019 and September 30, 2019 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands).

	September 30,	December 31,	September 30,
	2020	2019	2019
Cash and cash equivalents	$746,561	$745,491	$735,886
Restricted cash included within prepaid and other current assets	4,401	10,526	9,229
Restricted cash included within other non-current assets	1,081	1,081	1,080
Total cash, cash equivalents and restricted cash	$752,043	$757,098	$746,195
Concentration of Credit Risk and Fair Value of Financial Instruments
    Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
    Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of September 30, 2020 and December 31, 2019, seven licensees comprised 74% and 73%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
    Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$742,043	$—	$—	$742,043
Commercial paper (b)	—	51,382	—	51,382
U.S. government securities	—	24,601	—	24,601
Corporate bonds, asset backed and other securities	—	106,839	—	106,839
Total	$742,043	$182,822	$—	$924,865

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$757,098	$—	$—	$757,098
Commercial paper	—	—	—	—
U.S. government securities	—	105,702	—	105,702
Corporate bonds, asset backed and other securities	—	73,502	—	73,502
Total	$757,098	$179,204	$—	$936,302
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of September 30, 2020, $10.0 million commercial paper was included within cash and cash equivalents.
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

Fair Value of Long-Term Debt
2024 and 2020 Senior Convertible Notes
    The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	September 30, 2020			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$340,163	$411,240	$494,909	$423,657	$492,969
Technicolor Patent Acquisition Long-term Debt
    As more fully disclosed in Note 6, "Business Combinations and Other Transactions," we recognized long-term debt in conjunction with the Technicolor Patent Acquisition. The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$23,360	$26,345	$21,101	$23,305
8. LONG-TERM DEBT
Technicolor Patent Acquisition Long-Term Debt
    Refer to Note 6, "Business Combinations and Other Transactions," and Note 7, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments," for information regarding the long-term debt recognized in conjunction with the Technicolor Patent Acquisition.
2024 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
    On June 3, 2019 we issued $400.0 million in aggregate principal amount of 2.00% Senior Convertible Notes due 2024 (the "2024 Notes"). The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes (i) bear interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and (ii) mature on June 1, 2024, unless earlier converted or repurchased.
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
    The 2024 Notes are senior unsecured obligations of the Company and rank equally in right of payment with any of our current and any future senior unsecured indebtedness. The 2024 Notes are effectively subordinated to all of our future secured indebtedness to the extent of the value of the related collateral, and the 2024 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of our subsidiaries.
    On May 29 and May 31, 2019, in connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions (collectively, the "2024 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2024 Notes, subject to adjustment, and are exercisable upon any conversion of the 2024 Notes. On May 29 and May 31, 2019, we also entered into privately negotiated warrant transactions (collectively, the "2024 Warrant Transactions" and, together with the 2024 Note Hedge Transactions, the "2024 Call Spread Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock at an initial strike price of approximately $109.43 per share, subject to adjustment.
    Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2019 Form 10-K for further information regarding the 2024 Notes and 2024 Call Spread Transactions, including the accounting treatment of these transactions.
2020 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
    On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the "2020 Notes"). The 2020 Notes bore interest at a rate of 1.50% per year and matured on March 1, 2020. On the maturity date, the outstanding balance of $94.9 million under the 2020 Notes was repaid in full.
In connection with the initial offering of the 2020 Notes, on March 5 and March 9, 2015, we entered into convertible note hedge transactions (the "2020 Note Hedge Transactions") that initially covered approximately 4.4 million shares of common stock at a strike price that initially corresponded to the initial conversion price of the 2020 Notes and were exercisable upon any conversion of the 2020 Notes. On March 5 and March 9, 2015, we also entered into warrant transactions (collectively, the "2020 Warrant Transactions" and, together with the 2020 Note Hedge Transactions, the "2020 Call Spread Transactions") to initially acquire, subject to customary anti-dilution adjustments, approximately 4.4 million shares of common stock. The warrants became exercisable and expired in daily tranches over a three and a half month period which started in June 2020 and ended September 15, 2020. As of September 30, 2020, the warrants under the 2020 Warrant Transactions have expired and are no longer outstanding. Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2019 Form 10-K for further information regarding the 2020 Notes and 2020 Call Spread Transactions.
    The following table reflects the carrying value of the 2024 Notes and 2020 Notes as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
	2024 Notes	2024 Notes	2020 Notes	Total
Principal	$400,000	$400,000	$94,909	$494,909
Less:
Unamortized interest discount	(54,924)	(64,724)	(669)	$(65,393)
Deferred financing costs	(4,913)	(5,789)	(70)	$(5,859)
Net carrying amount of 2024 and 2020 Notes	$340,163	$329,487	$94,170	$423,657
    The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2020 and September 30, 2019 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of deferred financing costs (in thousands):

	Three months ended September 30,
	2020	2019
	2024 Notes	2024 Notes	2020 Notes	Total
Contractual coupon interest	$2,000	$2,000	$356	$2,356
Accretion of debt discount	3,323	3,088	1,004	4,092
Amortization of deferred financing costs	297	276	104	380
Total	$5,620	$5,364	$1,464	$6,828

	Nine months ended September 30,
	2020			2019
	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total
Contractual coupon interest	$6,000	$237	$6,237	$2,600	$2,468	$5,068
Accretion of debt discount	9,800	669	10,469	4,189	6,739	10,928
Amortization of deferred financing costs	876	70	946	374	717	1,091
Total	$16,676	$976	$17,652	$7,163	$9,924	$17,087
9. VARIABLE INTEREST ENTITIES
    As further discussed below, we are the primary beneficiary of three variable interest entities. As of September 30, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $58.1 million and $5.8 million, respectively. Assets included $18.1 million of cash and cash equivalents, $2.0 million of accounts receivable and prepaid assets, and $38.0 million of patents, net. As of December 31, 2019, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $60.6 million and $5.4 million, respectively. Assets included $18.5 million of cash and cash equivalents, $1.7 million of accounts receivable, $39.3 million of patents, net, and $1.3 million of other non-current assets.
Chordant
    On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant.  For the three and nine months ended September 30, 2020, we have allocated approximately $0.4 million and $0.9 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties and for the three and nine months ended September 30, 2019, we allocated approximately $0.5 million and $1.2 million, respectively.
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
    Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three and nine months ended September 30, 2020, we have allocated approximately $1.5 million and $4.4 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and nine months ended September 30, 2019, we allocated approximately $0.9 million and $3.0 million, respectively.
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

10. OTHER INCOME (EXPENSE), NET
    The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest and investment income	$825	$3,687	$5,044	$10,173
Gain on asset acquisition and sale of business	—	8,515	—	22,690
Loss on extinguishment of long-term debt	—	—	—	(5,488)
Other	3,169	(4,399)	8,762	(3,603)
Other income, net	$3,994	$7,803	$13,806	$23,772

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
    Throughout the following discussion and elsewhere in this Form 10-Q, we refer to the “Technicolor Acquisitions” which is the combined Technicolor Patent Acquisition, which closed in July 2018 and was integrated throughout 2019, and the R&I Acquisition, which closed May 2019 together.
Recurring Revenue
    Third quarter 2020 recurring revenue was $87.0 million, compared to recurring revenue of $72.1 million in third quarter 2019, a 21% year-over-year increase. The increase primarily driven by eight new patent license agreements signed over the last twelve months, including Huawei and ZTE. Refer to "Results of Operations --Third Quarter 2020 Compared to Third Quarter 2019" for further discussion of our 2020 revenue.
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
    While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during first nine months of 2020. As discussed in our 2019 Form 10-K, fixed-fee royalties accounted for nearly 90% of our revenues in 2019. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in first nine months of 2020, we did not experience a significant impact on our revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with our entire worldwide workforce continuing to work remotely. Despite these remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Nearly all work-related travel continues to remain suspended, and we have conducted our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Our financial position remains strong, we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.

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
Comparability of Financial Results
    When comparing third quarter 2020 financial results against other periods, the following items should be taken into consideration:
•the third quarter 2020 tax provision includes discrete benefits of $18.5 million, which primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
    Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the Notes to Consolidated Financial Statements included in our 2019 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2019 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of September 30, 2020, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash and short-term investments
    As of September 30, 2020 and December 31, 2019, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	September 30, 2020	December 31, 2019	Increase / (Decrease)
Cash and cash equivalents	$746,561	$745,491	$1,070
Restricted cash included within prepaid and other current assets	4,401	10,526	(6,125)
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	172,822	179,204	(6,382)
Total cash, cash equivalents, restricted cash and short-term investments	$924,865	$936,302	$(11,437)
    The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $127.3 million, primarily related to the repayment of our 2020 Notes and dividend payments, and by cash used in investing activities of $29.3 million, excluding sales and purchases of short-term investments. These decreases were partially offset by cash provided by operating activities of $144.2 million. Refer to the sections below for further discussion of these items.
Cash flows from operations
    We generated the following cash flows in our operating activities in first nine months 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019	Increase / (Decrease)
Net cash provided by operating activities	$144,212	$71,976	$72,236
    Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $72.2 million change in net cash provided by operating activities was primarily driven by higher cash receipts primarily related to new patent license agreements signed over the last twelve months, as well as the timing of cash receipts related to patent license agreements. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019	Increase / (Decrease)
Cash Receipts:
Patent royalties	$303,918	$217,284	$86,634
Technology solutions	4,678	5,765	(1,087)
Total cash receipts	308,596	223,049	85,547

Cash Outflows:
Cash operating expenses [a]	147,310	140,590	6,720
Income taxes paid [b]	18,211	16,483	1,728
Total cash outflows	165,521	157,073	8,448

Other working capital adjustments	1,137	6,000	(4,863)

Cash flows provided by operating activities	$144,212	$71,976	$72,236
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
    Net cash used in investing activities in first nine months 2020 was $22.0 million, a ($266.2 million) change from $244.2 million net cash provided by investing activities in first nine months 2019. During first nine months 2020, we sold $7.4 million of short-term marketable securities, net of purchases. During first nine months 2019, we sold $263.4 million of short-term marketable securities, net of purchases.
    Net cash used in financing activities for first nine months 2020 was $127.3 million, an increase of $68.6 million from net cash used in financing activities of $58.7 million for first nine months 2019. This change was primarily attributable to a net proceeds of $140.2 million from the debt refinancing (net of related expenses) in second quarter 2019 and $10.3 million proceeds from noncontrolling interests received in first nine months 2019. These first nine months 2019 activities were partially offset by a reduction of $171.3 million in share repurchases, as well as $94.9 million payment on long-term debt related to the repayment of our 2020 Notes during the first nine months 2020.
Other
    Our combined short-term and long-term deferred revenue balance as of September 30, 2020 was approximately $356.7 million, a net increase of $86.4 million from December 31, 2019. This increase in deferred revenue was primarily attributable to timing of cash receipts from our dynamic fixed-fee royalty agreements, including the second quarter 2020 patent license agreement with Huawei.
    Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2020 deferred revenue balance of $356.7 million by $248.1 million over the next twelve months.

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
    During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes as of September 30, 2020) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of September 30, 2020), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the treasury stock method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
    Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 8, "Long-Term Debt," it is our current intent and policy to settle all conversions of the Convertible Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the Convertible Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes as of September 30, 2020, and the approximately 4.9 million warrants related to the 2024 Notes outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the 2024 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the 2024 Warrant Transactions, and settlement of the 2024 Note Hedge Transactions:

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
RESULTS OF OPERATIONS
Third Quarter 2020 Compared to Third Quarter 2019
Revenues
    The following table compares third quarter 2020 revenues to third quarter 2019 revenues (in thousands):

	Three months ended September 30,
	2020	2019	Total Increase/(Decrease)
Variable patent royalty revenue	$7,377	$4,683	$2,694	58%
Fixed-fee royalty revenue	77,338	63,736	13,602	21%
Current patent royalties [a]	84,715	68,419	16,296	24%
Non-current patent royalties [b]	507	(370)	877	237%
Total patent royalties	85,222	68,049	17,173	25%
Current technology solutions revenue [a]	2,271	3,724	(1,453)	(39)%
Patent sales [b]	—	750	(750)	(100)%
Total revenue	$87,493	$72,523	$14,970	21%
a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
    The $15.0 million increase in total revenue was primarily due to a $14.8 million increase in recurring revenue and a $0.9 million increase in non-current patent royalties both primarily driven by eight new patent license agreements signed over the last twelve months, including Huawei and ZTE.
    In third quarter 2020 and third quarter 2019, 67% and 77% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2020 and third quarter 2019, the following companies accounted for 10% or more of our total revenue:

	Three months ended September 30,
	2020	2019
Apple	32%	39%
Samsung	22%	27%
Huawei	13%	—%
LG	<10%	11%
Operating Expenses
    The following table summarizes the changes in operating expenses between third quarter 2020 and third quarter 2019 by category (in thousands):

	Three months ended September 30,
	2020	2019	Increase/(Decrease)
Patent administration and licensing	$40,364	$34,772	$5,592	16%
Development	20,845	20,506	339	2%
Selling, general and administrative	10,854	13,471	(2,617)	(19)%
Total operating expenses	$72,063	$68,749	$3,314	5%

    Operating expenses increased to $72.1 million in third quarter 2020 from $68.7 million in third quarter 2019. The $3.3 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue sharing for Madison Arrangement	1,319
Corporate initiatives	600
Patent maintenance	595
Intellectual property enforcement and non-patent litigation	386
Other	414
Total increase in operating expenses	$3,314

The $3.3 million increase in operating expenses was primarily driven a $1.3 million increase related to revenue sharing from the Madison Arrangement, a $0.6 million increase from corporate initiatives for tax planning opportunities, a $0.6 million increase in patent maintenance costs attributable to patents acquired over the last twelve months and a $0.4 million increase in intellectual property enforcement costs primarily driven by the on-going Lenovo and Xiaomi litigations.

Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to patent maintenance and intellectual property enforcement costs. These increases were partially offset by lower one-time costs related to Technicolor Acquisitions, as well lower personnel-related costs, among other decreases.
Development Expense: Development expense were relatively flat as compared to third quarter 2019.
Selling, General and Administrative Expense: The decrease in selling, general and administrative expense was primarily due to the lower one-time costs associated with the Technicolor acquisitions as well as reduced travel due to 2020 COVID-19 travel restrictions, and lower personnel-related costs.
Non-Operating Income (Expense)
    The following table compares third quarter 2020 non-operating income (expense) to third quarter 2019 non-operating income (expense) (in thousands):

	Three months ended September 30,
	2020	2019	Change
Interest expense	$(10,365)	$(10,920)	$555	5%
Interest and investment income	825	3,687	(2,862)	(78)%
Gain on asset acquisition	—	8,515	(8,515)	(100)%
Other income (expense), net	3,169	(4,399)	7,568	172%
Total non-operating income (expense)	$(6,371)	$(3,117)	$(3,254)	(104)%
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
Income taxes
    In third quarter 2020, we had an effective tax rate of (141.8)%. In third quarter 2020, the Company recorded a net discrete benefit of $18.5 million that primarily related to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve. This is compared to an effective tax rate of 27.1% based on the statutory federal tax rate net of discrete federal and state taxes during third quarter 2019.
    On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The Tax Reform Act imposes a 13.125% tax rate on income that qualifies as Foreign Derived Intangible Income ("FDII"). On July 9, 2020, the IRS issued final regulations for FDII. The Company is currently evaluating and will record the impact, if any, as applicable.
First Nine Months 2020 Compared to First Nine Months 2019

Revenues
    The following table compares first nine months 2020 revenues to first nine months 2019 revenues (in thousands):

	Nine months ended September 30,
	2020	2019	Total Increase/(Decrease)
Variable patent royalty revenue	$17,920	$22,557	$(4,637)	(21)%
Fixed-fee royalty revenue	221,023	190,345	30,678	16%
Current patent royalties [a]	238,943	212,902	26,041	12%
Non-current patent royalties [b]	20,461	(4,908)	25,369	517%
Total patent royalties	259,404	207,994	51,410	25%
Current technology solutions revenue [a]	8,797	7,794	1,003	13%
Patent sales [b]	—	975	(975)	(100)%
Total revenue	$268,201	$216,763	$51,438	24%
(a)    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
(b)    Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
    The $51.4 million increase in total revenue was primarily driven a $27.0 million increase in recurring revenue and a $25.4 million increase in non-current patent royalties both primarily driven by eight new patent license agreements signed over the last twelve months, including Huawei and ZTE. The increase in non-current patent royalties was also due to the inclusion of a $5.5 million net charge recorded as contra non-recurring revenue during nine months ended 2019 related to a restructured licensing arrangement with a long-term customer.
    In first nine months 2020 and first nine months 2019, 68% and 77% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2020 and first nine months 2019, the following companies accounted for 10% or more of our total revenue:

	Nine months ended September 30,
	2020	2019
Apple	31%	39%
Samsung	22%	27%
Huawei	15%	—%
LG	< 10%	11%

Operating Expenses
    The following table summarizes the changes in operating expenses between first nine months 2020 and first nine months 2019 by category (in thousands):

	Nine months ended September 30,
	2020	2019	Increase/(Decrease)
Patent administration and licensing	$119,167	$108,196	$10,971	10%
Development	61,755	56,028	5,727	10%
Selling, general and administrative	35,251	40,000	(4,749)	(12)%
Total operating expenses	$216,173	$204,224	$11,949	6%
    Operating expenses increased 6% to $216.2 million in first nine months 2020 from $204.2 million in first nine months 2019. The $11.9 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Recurring operations of the Technicolor Acquisitions	$11,183
One-time costs related to the Technicolor Acquisitions	(5,011)
Revenue sharing for Madison Arrangement	1,958
Corporate initiatives	2,552
Intellectual property enforcement and non-patent litigation	2,536
Amortization	1,771
Performance-based incentive compensation	1,443
Personnel-related costs	(4,316)
Other	(167)
Total increase in operating expenses	$11,949
    The $11.9 million increase in operating expenses was primarily driven by the Technicolor Acquisitions, which contributed $49.2 million to our first nine months 2020 operating expenses. The $49.2 million of operating expenses is comprised of $45.4 million of recurring costs, of which $13.0 million relates to patent amortization, $1.8 million relates to transaction and integration costs and the remaining $2.0 million relates to revenue sharing from the Madison arrangement. during first nine months 2020. This compares to $41.1 million of operating expenses in first nine months 2019. First nine months 2019 was comprised of $34.3 million of recurring costs, of which $12.5 million relates to patent amortization, and the remaining $6.9 million related to transaction and integration costs.
    During first nine months 2020, the Company incurred $2.6 million of additional costs attributable to corporate initiatives as part of its on-going efforts to optimize its cost structure, including the closure of our San Diego office. The $2.5 million increase in intellectual property enforcement costs was primarily driven the on-going Lenovo and Xiaomi litigations. Amortization expense increased by $1.8 million and was largely driven by patents acquired over the last twelve-months. Performance-based incentive compensation increased by $1.4 million, primarily due to increased performance accruals driven by the Huawei PLA signed in second quarter 2020. Lastly, corporate initiatives to optimize our cost structure drove a $4.3 million decrease in personnel-related costs.
Patent Administration and Licensing Expense: The increase in patent administration and licensing expense primarily resulted from the above-noted increases related to intellectual property enforcement costs and performance-based incentive compensation, as well as increased patent maintenance costs.
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
Non-Operating Income (Expense)
    The following table compares first nine months 2020 non-operating income (expense) to first nine months 2019 non-operating income (expense) (in thousands):

	Nine months ended September 30,
	2020	2019	Change
Interest expense	$(30,881)	$(30,305)	$(576)	(2)%
Interest and investment income	5,044	10,173	(5,129)	(50)%
Gain on asset acquisition and sale of business	—	22,690	(22,690)	(100)%
Loss on extinguishment of long-term debt	—	(5,488)	5,488	(100)%
Other income (expense), net	8,762	(3,603)	12,365	343%
Total non-operating income (expense)	$(17,075)	$(6,533)	$(10,542)	(161)%
    The change in non-operating income (expense) between periods was primarily driven by the recognition of an aggregate $22.7 million gain on asset acquisition and sale of business during first nine months 2019, of which $14.2 million relates to the Technicolor R&I acquisition in second quarter 2019 and $8.5 million relates to the gain on sale of our Hillcrest product business in third quarter 2019. These gains were partially offset by the recognition of a $5.5 million loss on extinguishment of debt recognized in connection with the settlement of a portion of our 2020 Notes in second quarter 2019. Additionally, first nine months 2019 includes a $3.3 million loss resulting from the partial impairment of one of our strategic long-term investments, which is included in the "Other income (expense), net" caption in the table above Comparatively, the other income (expense) first nine months 2020 includes a $5.5 million gain resulting from observable price changes in orderly transactions of one of our long-term strategic investments.
Income taxes
    In first nine months 2020, we had an effective tax rate of (16.8)%. The negative effective tax rate was driven by a net discrete benefit of $18.2 million that primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve. This is compared to an effective tax rate of 50.1% based on the statutory federal tax rate net of discrete federal and state taxes during first nine months 2019. During first nine months 2019, we recorded discrete expense of $3.1 million related to the R&I Acquisition, the extinguishment of long-term debt, the filing of amended federal income tax returns and the sale of our Hillcrest product business.
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
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “goal,” variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•Our expectations regarding the potential effects of new accounting standards on our financial position, results of operations or cash flows;
•Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our September 30, 2020 deferred revenue balance over the next twelve months;
•Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of September 30, 2020;
•Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the Tax Reform Act, including our forecasted net benefit related to our income qualifying as FDII;
•Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;
•The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, arbitration, regulatory and administrative matters;
•Our belief that we have the ability to obtain additional liquidity through debt and equity financings;

•Our expectations with respect to the impact of the Technicolor Acquisitions on our financial statements and our business;
•Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;
•Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future;
•Our expectations regarding our customers’ ability to continue to pay fixed fee payments owed to us despite the ongoing COVID-19 pandemic; and
•Our expectations regarding the potential effects of the ongoing COVID-19 pandemic on our financial position, results of operations and cash flows.
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

Item 4. CONTROLS AND PROCEDURES.
    The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

    See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.

    Reference is made to Part I, Item 1A, “Risk Factors” included in our 2019 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K. The risk factors set forth below update, and should be read together with, the risk factors in our 2019 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2019 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
    The following table provides information regarding the Company’s purchase of its common stock during the third quarter 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2020 - July 31, 2020	—	$—	—	$71,464,670
August 1, 2020 - August 31, 2020	—	$—	—	$71,464,670
September 1, 2020 - September 30, 2020	—	$—	—	$71,464,670
Total	—	$—	—	$71,464,670
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

INTERDIGITAL, INC.

Date: November 5, 2020	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: November 5, 2020	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer