Form 10-K
period 2020-12-31
InterDigital, Inc.
filed 2021-02-18
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,730,267,697 as of June 30, 2020.
The number of shares outstanding of the registrant’s common stock was 30,828,895 as of February 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2021 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
InterDigital is one of the largest pure research & development and licensing companies in the world, with one of the most significant patent portfolios in the wireless and video industries. As of December 31, 2020, InterDigital's wholly owned subsidiaries held a portfolio of approximately 28,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to the wireless and consumer electronics industries. Our portfolio includes numerous patents and patent applications that we believe are or may be essential or may become essential to standards established by many Standards Development Organizations ("SDOs"), including cellular and other wireless communications and video technology standards. Those wireless standards include 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe are or may become essential to 5G standards that currently exist and as they continue to develop. Our video technology portfolio includes patents and applications relating to standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Products incorporating our patented inventions in wireless include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and Internet of Things ("IoT") devices and software platforms. Our video technology portfolio largely represents patents and applications that InterDigital obtained through the Technicolor Patent Acquisition, supplemented by internal development. Our patented inventions in video are incorporated in a range of products and services, including cellular phones, notebook computers, televisions, gaming consoles, set-top boxes, streaming devices and other consumer electronics.
InterDigital derives revenues primarily from patent licensing, with contributions from patent sales, product sales, technology solutions licensing and sales and engineering services. In 2020, our total revenues were $359.0 million, including recurring revenues of $336.8 million, which consisted of current patent royalties and current technology solutions revenue. In 2019, our total revenues were $318.9 million, which consisted of recurring revenues of $298.2 million. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the Selected Financial Data in Part II, Item 6, and in the Consolidated Financial Statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our objective is to continue to be a leading innovator, designer and developer of technology solutions for the wireless and consumer electronics industries and to monetize those solutions and innovations primarily through licensing.
To execute our strategy, we intend to:
•Continue to invest in advanced research and development. We intend to build upon our leading position in advanced wireless technology, video coding, IoT, AI, and other related technology areas by growing our investment in our industry-leading research and development organization, actively participating in SDOs and other industry consortia, and partnering with leading inventors and industry players to source and develop new technologies and grow our worldwide patent portfolio.

•Grow our patent-based revenue. We intend to grow our licensing revenue base by adding licensees and leveraging the size of the overall mobile technology market, expanding our licensing revenue in the consumer electronics market, and expanding into adjacent and new technology areas that align with our intellectual property position. These licensing efforts may be direct or executed in conjunction with licensing partnerships, trusts and other efforts, and may require the enforcement and defense of our intellectual property through litigation and other means.
•Maintain a collaborative relationship with key industry players and worldwide standards bodies.   We intend to continue contributing to the ongoing process of defining wireless, video and other standards and other industry-wide efforts and incorporating our inventions into those technology areas. Those efforts, and the knowledge gained through them, support internal development efforts and help guide technology and intellectual property sourcing through partners and other external sources.
•Pursue commercial opportunities for our advanced platforms and solutions.  As part of our ongoing research and development efforts, InterDigital often creates entire functioning platforms in various technology areas that incorporate our proprietary innovations. We also believe that our advanced capabilities in visual technologies will continue to result in developing solutions that can be implemented in adjacent industries, such as content production, gaming, and other areas. We will seek to bring those technologies, as well as other technologies we may develop or acquire, to market through various methods including technology licensing, stand-alone commercial initiatives, joint ventures and partnerships.
Technology Research and Development
InterDigital R&I
InterDigital operates a diversified research and development operation, InterDigital Research & Innovation ("InterDigital R&I"). InterDigital R&I was created through the combination of InterDigital’s research team with Technicolor's R&I team that was acquired in the R&I Acquisition.
As an early and ongoing participant in the digital wireless market, InterDigital developed pioneering solutions for the primary cellular air interface technologies in use today. That early involvement, and our continued development of advanced digital wireless technologies, have enabled us to create our significant worldwide portfolio of patents. In addition, InterDigital was among the first companies to participate in standardization and platform development efforts related to Machine-to-Machine ("M2M") communications and IoT technology. With the completion of the Technicolor Acquisitions, InterDigital R&I is a leader in key video technologies, including emerging technologies such as immersive video and AI-based video coding. Our current research efforts are focused on a variety of areas related to future technology and devices, including cellular wireless technology, advanced video coding and transmission, and AI.
Our capabilities in the development of advanced technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. As of December 31, 2020, InterDigital employed approximately 300 engineers, approximately 89% of whom hold advanced degrees (including 108 doctorate degrees). Over the last three years, investment in development has ranged from $69.7 million to $84.6 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided in the results of operations, under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
Wireless Technology
We have a long history of developing cellular technologies, including those related to CDMA and TDMA and, more recently, OFDM/OFDMA and MIMO. Many of our inventions are being used in all 2G, 3G, 4G and 5G wireless networks and mobile terminal devices. We also continue to be engaged in development efforts to build and enhance our 3GPP (as defined herein) technology portfolio in areas including 5G NR, Beyond 5G (B5G), Extended Reality (XR) over wireless, and cellular IoT. Further, we continue to develop additional technologies in response to existing or perceived challenges of connected devices in the expanding terminal markets. The technologies we develop are essential for a variety of connected devices such as automobiles, wearables, smart homes, drones and other connected consumer electronic products. We are developing solutions that enable connectivity in both licensed and unlicensed spectrum, and across a large range of frequencies up to the terahertz (THz) wave bands.
Our wireless research and development activities focus on solutions that apply to cellular wireless standards, including 3G, 4G and 5G technologies (sometimes referred to as "3GPP") and other wireless market segments. Segments outside of 3GPP primarily fall within the scope of the IEEE 802, IETF and ETSI standards. We continue to grow a portfolio of technology related to Wi-Fi, Internet Standards, and Edge Computing, that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (802.11be - Extremely High Throughput), cloud gaming, and terminal mobility for edge and fog computing services.

Advanced Video Coding and Transmission Technology
An important and growing segment of wireless traffic is devoted to video streaming. InterDigital has been active for a number of years in developing advanced technologies that address the challenges of video as it relates to mobile, and we further enhanced our capabilities in this area with the completion of the R&I Acquisition. Specifically, in the area of video research and standards, we have been actively engaged in video standards development work in the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET). Those efforts have focused on H.265/HEVC versions 1 to 4 and MPEG DASH, as well as development of the FVC/H.266 and the MPEG Immersive (MPEG-I) standards suite for the future. Beyond standards, InterDigital R&I is conducting research in groundbreaking areas such as immersive video, augmented and mixed reality, and other emerging technologies.
Artificial Intelligence
In addition to our historical work in major wireless standards that integrate some AI capabilities, the R&I Acquisition brought an advanced AI lab to InterDigital that is researching a variety of aspects of AI that intersect with video and wireless technology. Those areas of research include: energy-efficient deep learning, aimed at reducing the energy-intensive rollout of AI into specific service areas; deep video compression, seeking to design novel video codecs based on deep learning techniques and optimized for different use cases (e.g., machine vision); AI for dynamic wireless environments, focused on learning and optimizing wireless systems, particularly when channel characteristics are highly dynamic; and explainable or interpretable AI, addressing weaknesses in neural networks in providing transparency and generating trust.
Patent Portfolio; R&D Facilities
As of December 31, 2020, our patent portfolio consisted of approximately 28,000 patents and patent applications worldwide. The patents and applications comprising our portfolio relate predominantly to cellular wireless standards, including 3G, 4G and 5G technologies, other wireless standards, including 802.11 (Wi-Fi) technology, and a variety of video technologies and standards, such as HEVC and VVC. Our issued patents expire at differing times ranging from 2021 through 2040. We currently operate seven research and development facilities in five countries: Berlin, Germany; Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Palo Alto, California, USA; and Rennes, France.
Our Revenue Sources
Patent-Based Revenue
Overview of Patent Licenses
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Apple Inc. ("Apple"), Huawei Investment & Holding Co., Ltd. (“Huawei”), Google LLC ("Google"), LG Electronics, Inc. ("LG"), Samsung Electronics Co., Ltd. ("Samsung"), Sony Corporation of America ("Sony"), and ZTE Corporation ("ZTE"), among others.
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
During first quarter 2020, Sisvel International N.A. announced that it had launched a licensing program covering VP9 and AV1 video coding formats, which we have agreed to join as a licensor.
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

In 2012, we formed a joint venture with Sony called Convida Wireless. The joint venture combined InterDigital's advanced M2M research capabilities with Sony's consumer electronics expertise with the purpose of driving new research in IoT communications and other connectivity areas. This joint venture was renewed in 2015 with its focus expanded to include advanced research and development into 5G and future wireless technologies, and further renewed in 2018 and is scheduled to expire at the end of 2021. As of December 31, 2020, Convida Wireless owned 2,100 patents and patent applications worldwide, which expire at different times ranging from 2021 through 2040.
Overview of Wireless Communications and Consumer Electronics Industries
The wireless communications industry continues to be one of the most impactful worldwide, and the number of devices and device types entering the market is growing. For example, despite the temporary impact on market rollout due to COVID-19, the introduction of 5G wireless networks is expected to drive a significant upgrade cycle for mobile phones, and 5G technology is expected to be implemented in an expanding range of products. In particular, IoT is an important new market that is expected to result in a significant increase in the number of connected devices worldwide and unlock new business capabilities. According to Transforma Research, at the end of 2019, there were 7.7 billion active IoT devices, a figure which will grow to 25.4 billion in 2030, a compound annual growth rate (CAGR) of 11%. Public networks, which are dominated by cellular networks, will grow from 1.2 billion connections to 6.0 billion in 2030, growing market share from 16% to 23%.
In addition to connectivity technology, demand remains robust for devices in the broader consumer electronics industry, including TV displays, computer displays, set-top boxes, gaming consoles, wireless assistants, headphones, wearables, smart home devices, and other types of consumer electronic devices that implement video, wireless technology, or a combination of both. The consumer electronics industry is also experiencing significant change, as technology-enabled services such as video streaming and 4K UHD video are being adopted globally.
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
InterDigital often publicly characterizes aspects of its business, including license agreements and development projects, as pertaining to industry standardized technologies such as, for example, 3G, 4G, 5G, Wi-Fi and HEVC. In doing this, we generally rely on the positions of the applicable SDOs in defining the relevant standards. However, the definitions may evolve or change over time, including after we have characterized certain transactions.
Business Activities
2020 Patent Licensing Activity
Direct Licenses
During first quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty bearing patent license agreement with Fairphone B.V. (“Fairphone”). The agreement covers Fairphone’s sale of its 3G and 4G handsets.
Also during first quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty bearing patent license agreement with Humax Co., Ltd. (“Humax”). The agreement covers Humax’s use of our HEVC technology in their digital set-top boxes.

During second quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license (the “Huawei PLA”) with Huawei. In addition to agreement on terms for dismissal of the litigations and other proceedings between the parties, the agreement covers the sale of certain of Huawei’s 3G, 4G, and 5G terminal unit products, including the use of Wi-Fi and HEVC in those products.
During fourth quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license with a mobile handset company covering 3G and 4G handsets, as well as 802.11 and HEVC technologies incorporated into such products.
Also during fourth quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing, patent license agreement with Blu Products, Inc. (“Blu”). The agreement covers Blu’s sale of its 3G, 4G and 5G handsets, including the use of Wi-Fi and HEVC in those products.
Licenses Through Platforms
During third quarter 2020, as part of the Madison Arrangement, we entered into a non-exclusive, royalty-bearing patent license agreement with a manufacturer covering certain of the licensee’s sales of digital televisions in the U.S., Mexico, and Canada.
During 2013, we announced the establishment of the Signal Trust for Wireless Innovation (the “Trust”), the goal of which was to monetize a patent portfolio primarily related to 3G cellular infrastructure. In response to a request from Signal Trust, in first quarter 2021, we provided our consent, as major beneficiary, to dissolve Signal Trust.”
Customers Generating Revenues Exceeding 10% of Total 2020 Revenues
Apple, Samsung and Huawei comprised approximately 31%, 22% and 15% of our total 2020 revenues, respectively.
In 2016, we entered into a multi-year, royalty-bearing, worldwide and non-exclusive patent license agreement with Apple (the “Apple PLA”). The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G and future generation cellular and wireless-enabled products. The Apple PLA provided Apple the right to terminate certain rights and obligations under the license for the period after September 30, 2021, but has the potential to provide a license to Apple for a total of up to six years. Apple did not elect to terminate such rights and obligations, and the period for such election has expired. Accordingly, the term of the Apple PLA ends on September 30, 2022. During 2020, we recognized a total of $111.7 million of revenue associated with the Apple PLA under ASC 606.
In 2014, we entered into a patent license agreement with Samsung (the “Samsung PLA”). The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The Samsung PLA provided Samsung the right to terminate certain rights and obligations under the license for the period after 2017 but had the potential to provide a license to Samsung for a total of ten years, including 2013. Samsung did not elect to terminate such rights and obligations, and the period for such election has expired. Accordingly, the term of the Samsung PLA ends on December 31, 2022. During 2020, we recognized a total of $78.3 million of revenue associated with the Samsung PLA under ASC 606.
During second quarter 2020, we signed the Huawei PLA. The Huawei PLA covers the sale of certain of Huawei’s 3G, 4G and 5G terminal unit products, including the use of Wi-Fi and HEVC in those products, and extends through December 31, 2023. During 2020, we recognized a total of $52.1 million of revenue associated with the Huawei PLA under ASC 606, which included $19.2 million of past sales.

Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may agree with such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them. Enforcing our intellectual property through this mechanism is an important alternative to bilateral negotiations with respect to licensees who engage in the pernicious practice of "holdout". More recently, courts in various jurisdictions have started to address “holdout” behavior by granting injunctions against unwilling licensees who would then no longer benefit from a right to a FRAND license. We welcome this development as it incentivizes potential licensees to negotiate in a timely and reasonable fashion or risk losing their right to a FRAND royalty. Enforcement through this mechanism has typically taken the form of a patent infringement lawsuit or an administrative proceeding, such as a Section 337 proceeding before the U.S. International Trade Commission ("USITC" or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement and/or an injunction against future infringement. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. Parties may bring administrative and/or judicial challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products or seek to petition a court to establish a rate and/or terms for a license to our patents. Parties may also allege that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer (or be prepared to offer) a license to that party for patents that are or may become standards-essential patents ("SEPs") on fair, reasonable and non-discriminatory ("FRAND") terms and conditions, and may also file antitrust claims or regulatory complaints on that or other bases, and may seek damages or other relief based on such claims. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not SEPs. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of damages for past patent royalties, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the infringer from manufacturing, using and/or selling the infringing product.

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
Human Capital
As of December 31, 2020, we had 514 employees worldwide, 271 of whom were based outside of the U.S. None of our employees based in the United States are unionized or subject to collective bargaining agreements, however, our employees based in France are represented by works councils and subject to collective bargaining agreements. None of our employees in other geographic locations are subject to collective bargaining agreements. We consider our relations with our employees to be good. The health and safety of our workforce is fundamental to the success of our business. In order to protect the health and safety of our employees and their families, our entire worldwide workforce has worked remotely during the COVID-19 pandemic and will continue to do so well into 2021. As a research, development and licensing company, our business activities have continued to operate with minimal interruption even as our employees worked remotely. As a result, we learned that some work which we previously thought required face to face interaction, could progress remotely and going forward, we will be re-thinking the necessity of some travel. However, we understand and value face-to-face interactions and do not expect to continue operating in a fully virtual environment indefinitely; we are working on achieving a balance. As our success, in part, depends upon our ability to attract, motivate and retain the best and brightest researchers, we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations around the globe. We invest in tools, resources and opportunities for impactful training and tailored development to provide all employees with an opportunity to develop and grow. Throughout 2021, we will be focused on understanding our strengths and opportunities and developing a thoughtful diversity and inclusion strategy, given our commitment to promote and maintain a diverse and inclusive workplace.
Geographic Concentrations
See Note 4, "Geographic/Customer Concentration," in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France. We are also a party to leases for several smaller research and/or office spaces, including in Berlin, Germany; Brussels, Belgium; Hicksville New York, USA; Indianapolis, Indiana, USA; Paris, France; Princeton, New Jersey, USA; and Shanghai, China. In addition, we own a townhouse in Washington, District of Columbia, USA, that houses administrative office space.
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
Historically, we strive for the terms of our patent license agreements, including our royalty rates, to be reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Huawei pursuant to our December 2013 settlement agreement, to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) and it is also possible that courts or regulators could decide to set or otherwise determine the FRAND consistency of such terms or the manner in which such terms are determined, including by determining a worldwide royalty rate for our SEPs. Changes to or clarifications of our obligations to be prepared to offer licenses to SEPs on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, we and certain of our current and prospective licensees have initiated, and we and others could in the future initiate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators to set FRAND terms and conditions for, or determine the FRAND-consistency of current terms and conditions in, our patent license agreements, and which could result in such third party adjudicators or regulators determining a worldwide royalty rate for our SEPs, such as the proceeding Xiaomi initiated before the Wuhan Intermediate People’s Court to determine a worldwide rate for our 3G and 4G SEPs. To the extent that our patent royalty rates for our patent license agreements are determined through arbitration or other third party adjudications or regulatory or court proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalty rates may be lower than our historical rates, and this could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which may have an adverse effect on our licensing business.
Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices.
While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we have faced, and could continue to face, counterclaims and other legal proceedings that challenge the essential nature of our patents, or that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have and may continue allege that we have not complied with certain commitments to standards-setting organizations and therefore that we are not entitled to the relief that we seek. For example, Lenovo has alleged, and other parties may allege, that we have not complied with an obligation to offer a license to a party on FRAND terms and conditions, and may also file antitrust claims, unfair competition claims or regulatory complaints on that or other bases, and may seek damages and other relief based on such claims. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as inter partes proceedings in the USPTO or the China National Intellectual Property Administration, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Such parties may also seek to obtain a determination that our patents are not infringed, are not essential or are unenforceable.

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
Companies headquartered in China currently comprise a substantial portion of the handset manufacturers that remain unlicensed to our patent portfolio. Our ability to license such manufacturers is, among other things, affected by the macroeconomic and geopolitical climate, as well as our business relationships and perceived reputation in China. The U.S. and Chinese governments are currently engaged in trade negotiations, and the U.S. State Department issued a travel advisory in January 2019 that advised U.S. citizens to exercise increased caution in China due to arbitrary enforcement of local laws. This travel advisory and other security concerns, along with public health concerns related to the COVID-19 pandemic, have restricted our ability to conduct in-person negotiations with prospective Chinese licensees in the past, and could continue to do so in the future. In January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement Between the United States of America and the People's Republic of China (the "Phase One Trade Agreement"). The Phase One Trade Agreement takes steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the U.S. and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. If the U.S.-China trade dispute re-escalates or relations between the United States and China deteriorate, these conditions could adversely affect our ability to license our patent portfolio to Chinese handset manufacturers. Our ability to license such manufacturers could also be affected by economic uncertainty, particularly in the handset market, in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to enter into license agreements with Chinese handset manufacturers, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.
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
Adverse decisions in litigation or regulatory actions relating to our licensing practices, including, but not limited to, findings that we have not complied with our FRAND commitments and/or engaged in anticompetitive or unfair licensing activities or that any of our license agreements are void or unenforceable, could have an adverse impact on our cash flow and revenue. Regulatory bodies may assess fines in the event of adverse findings, and as part of court or arbitration proceedings, a judgment could require us to pay damages (including the possibility of treble damages for antitrust claims), such as the Wuhan Intermediate Court’s imposition of a fine of up to one million yuan per day if the Company were to violate its September 23, 2020 discussed in Note 12, “Litigation and Legal Proceedings,” In addition, to the extent that legal decisions find patent license agreements to be void or unenforceable in whole or in part, that could lead to a decrease in the revenue associated with and cash flow generated by such agreements, and, depending on the damages requested, could lead to the refund of certain payments already made. Finally, adverse legal decisions related to our licensing practices could have an adverse effect on our ability to enter into license agreements, which, in turn, could cause our cash flow and revenue to decline.
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
As part of our business strategy, we are seeking to broaden our revenue opportunities through targeted acquisitions, research partnerships, joint ventures, licensing platforms and the continued development of new technologies. Increasingly, our future growth in part depends on developing or acquiring technology in new or expanded areas that are used on cellular devices (such as video coding technologies), in cellular infrastructure equipment and adjacent industry segments outside of traditional cellular industries (such as other consumer electronics devices and the IoT, including the connected home and smart cities, automotive, mobile computing, mobile health and sensor technology), and on third parties incorporating our technology and solutions into device types used in these areas and industry segments. There is no guarantee that we will succeed in acquiring or developing technology and patents or partnering with inventors and research organizations to create new revenue opportunities and/or add new dimensions to our existing portfolio of intellectual property and potentially create new patent licensing programs. Also, our development activities may experience delays, which could reduce our opportunities for patent licensing or other avenues of revenue generation related to such development activities. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
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
We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G, 5G, HEVC, VVC and others, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. In addition, it is possible that in certain technology areas, such as in the IoT space, the adoption of proprietary systems could compete with or replace standards-based technology. It is also possible in certain technology areas, such as video coding and the IoT, that open source solutions such as AV1, VP-9 and OCF could compete with or replace proprietary standards-based technology. If the technologies in which we invest do not become patented or are not adopted by the relevant standards, or are not adopted by and deployed in the mainstream markets, at all or at the rate or within time periods that we expect, or in the case of open source solutions, do not infringe our technology, our business, financial condition and operating results could be adversely affected.
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
We may fail to realize the anticipated benefits from our integration of the Technicolor business on a timely basis, or at all, for a variety of reasons, including the following:
•failure of the acquisitions to materially increase the value of our core handset licensing business by not increasing the royalty amount we would otherwise derive on each handset, not accelerating the pace of licensing, or not allowing us to avoid litigation to protect our intellectual property;
•failure to continue to develop and expand our portfolio of video technology patent assets;
•failure to execute a successful business plan and licensing program related to consumer electronics;
•the risk that we could lose key employees of the Technicolor business;
•challenges associated with managing a geographically remote business;
•failure to forecast accurately the long-term value and costs of the Technicolor business or of certain assets acquired in the transactions;
•liabilities that are not covered by, or exceed the coverage under, the indemnification or other provisions of the acquisition-related agreements; and
•patent validity, infringement, exhaustion or enforcement issues not uncovered during our diligence process.
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
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2020, Apple, Samsung and Huawei accounted for approximately 31%, 22% and 15% of our total revenues, respectively. In the event that we are unable to renew one or more of such license agreements upon expiration, our future revenue and cash flow could be materially adversely affected. In the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. In addition, in the event that there is a material decrease in shipments of licensed products by one of our per-unit licensees, our revenues from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.
Our strategy to diversify our patent-based revenue by pursuing alternative patent licensing arrangements and patent sales may not be successful.
There is no guarantee that we will succeed in our pursuit of select patent alternative licensing arrangements or patent sales, and, if we are successful, there is no guarantee that the revenue and cash flow generated through such alternative licensing arrangements (such as the Avanci licensing platform or the Sisvel VP9/AV1 patent pools) or patent sales will be greater than the revenue and cash flow we would have generated if we had retained and/or licensed the patents ourselves. In addition, potential licensees may be reluctant to enter into new patent license agreements, and current licensees may be reluctant to renew their agreements, either at all or on terms acceptable to the Company, based on the fact that we have sold portions of our patent portfolio or the belief that we plan to sell or transfer some of the patents we are asking them to license.
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
We own an evolving portfolio of issued and pending patents related to 3G, 4G and 5G cellular technologies and non-cellular technologies including video coding technologies, and our patent portfolio licensing program for future-generation wireless standards or video coding standards may not be as successful in generating licensing income as our current licensing programs. Although we continue to participate in worldwide standards bodies and contribute our intellectual property to future-generation wireless and video coding standards, including standards that will define 5G, our technologies might not be adopted by the relevant standards. In addition, we may not be as successful in the licensing of future-generation products as we have been in licensing products deploying existing wireless and video coding standards, or we may not achieve a level of royalty revenues on such products that is comparable to that which we have historically received on products deploying existing wireless and video coding standards. Furthermore, if there is a delay in the standardization and/or deployment of 5G or future video coding standards, our business and revenue could be negatively impacted.
The licenses that we grant under our patent license agreements typically only cover products designed to operate in accordance with specified technologies and that were manufactured or deployed or anticipated to be manufactured or deployed at the time of entry into the agreement. Also, we have patent license agreements with licensees that now offer for sale types of products that were not sold by such licensees at the time the patent license agreements were entered into and, thus, are not licensed by us. We do not derive patent licensing revenue from the sale of products by our licensees that are not covered by a patent license agreement. In order to grant a patent license for any such products, we will need to extend or modify our patent license agreements or enter into new license agreements with such licensees, and we may not be able to do so on terms acceptable to us or at all. Further, such extensions, modifications or new license agreements may adversely affect our revenue on the sale of products covered by the license prior to any extension, modification or new license.
Our plans to expand our revenue opportunities through commercializing our market-ready technologies and acquiring and/or developing new technology with commercial applicability may not be successful.
As part of our business strategy, we are seeking to expand our revenue opportunities through the continued development, commercialization and licensing of technology projects, including in the video coding and IoT spaces. Commercial success depends on many factors, including the demand for the technology, the highly competitive markets for our technology products, regulatory issues associated with such technology products, and effective marketing and licensing or product sales. Our technology development and acquisition activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, if at all, each of which could reduce our opportunities for technology sales and licensing. In addition, there could be fewer applications for our technology and products than we expect, and/or our offerings may require robust ecosystems of customers and service providers that may fail to materialize. Technology markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, and the availability of capital for, and the high cost of, infrastructure improvements. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts and secure support for our technologies or delays or failures to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.

The extent to which the COVID-19 pandemic or any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.
The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 and any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic or other event, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on our customers, including those that are presently unlicensed, and other business partners; (iv) the impact on U.S. and global economies and the timing and rate of economic recovery; (v) potential adverse effects on the financial markets and access to capital; (vi) potential goodwill or other impairment charges; (vii) increased cybersecurity risks as a result of pervasive remote working conditions; (viii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; (ix) the ability of our customers to timely satisfy their payment obligations to us; and (x) fluctuations in global shipments of handsets and consumer electronics devices. Furthermore, as a result of the COVID-19 pandemic, our employees have been required to work from home and our office locations have remain closed for an extended period of time. The significant increase in remote working could exacerbate certain risks to our business, including an increased risk of cybersecurity events, improper dissemination of personal or confidential information and breakdowns in internal controls and processes.
We face risks from doing business and maintaining offices in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. In addition, in recent years, we have expanded, and we may continue to expand, our international operations, opening offices in France, the United Kingdom, Belgium and Germany. Accordingly, we are subject to the risks and uncertainties of operating internationally and could be affected by a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; retaliatory practices by foreign actors; currency control regulations; export license requirements and restrictions on the use of technology; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; general delays in remittance of and difficulties collecting non-U.S. payments; foreign labor regulations; anti-corruption laws; public health issues; and difficulty in staffing and managing operations remotely. We also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
In addition, adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•If the effective price of products sold by our licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.
•Assets or liabilities of our consolidated subsidiaries may be subject to the effects of currency fluctuations, which may affect our reported earnings.
•Certain of our operating and investing costs, such as foreign patent prosecution, are based in foreign currencies. If these costs are not subject to foreign exchange hedging transactions, strengthening currency values in selected regions could adversely affect our near-term operating expenses, investment costs and cash flows. In addition, continued strengthening of currency values in selected regions over an extended period of time could adversely affect our future operating expenses, investment costs and cash flows.

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
There is some concentration among participants in the wireless communications industry, and the industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. For example, in 2020, Samsung, Apple and Huawei collectively accounted for approximately 50% of worldwide smartphone shipments. Although the rollout of 5G handsets is still in its early stages, we anticipate a similar level of concentration in worldwide shipments of those units as well. Any further concentration or sale within the wireless industry among handset providers and/or original design manufacturers ("ODMs") may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. We may also face a reduction in the number of licensing opportunities or existing royalty obligations as a result of government-imposed bans or other restrictions on the importation, manufacture and/or sale of cellular handsets by certain companies. In addition, acquisitions of, or consolidation among, ODMs could cause handset providers who outsource manufacturing to make supply chain changes, which in turn could result in the reduction, loss or elimination of existing royalty obligations (for example, if manufacturing is moved from an ODM with which we have a patent license agreement to an ODM with which we do not). Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
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
The United States government enacted tax reform in 2017 and continues to provide regulatory guidance related to tax reform provisions, and state authorities continue to provide guidance around the application of tax reform provisions, that in each case could impact future effective tax rates favorably or unfavorably. The United States government could enact further tax reform legislation, which could adversely impact our tax rate. The international tax environment also continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, which could ultimately have an adverse effect on the taxation of international businesses such as ours. Accordingly, our tax rate could be adversely affected by several factors, many of which are outside of our control, including: changing tax laws, regulations and interpretations thereof; changes in tax rates; and assessments and any related tax, interest or penalties. If we are deemed to owe additional taxes, our business, financial condition, and results of operations could be adversely affected.

Changes to our tax assets or liabilities could have an adverse effect on our consolidated financial condition or results of operations.
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service ("IRS") and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. Pursuant to the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued, including the $20.9 million net discrete tax benefits we recognized in 2020 primarily related to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year. As of December 31, 2020, and 2019, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
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
We derive a portion of our revenues from engineering services. Any mismanagement of, or negative development in, a number of areas, including, among others, the perceived value of our intellectual property portfolio, our ability to convince customers of the value of our engineering services, the financial health of our customers, and our reputation for performance under our service contracts, could cause our revenues from engineering services to decline, damage our reputation and harm our ability to attract future licensees, which would in turn harm our operating results. If we fail to deliver as required under our service contracts, we could lose revenues and become subject to liability for breach of contract. We need to monitor these services adequately in order to ensure that we do not incur significant expenses without generating corresponding revenues. Our failure to monitor these services adequately may harm our business, financial position, results of operations or cash flows.
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
We also be affected by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. For example, the European General Data Protection Regulation ("GDPR") adopted by the European Commission became effective in May 2018, the California Consumer Privacy Act of 2018 (the "CCPA") adopted by the California State Legislature became effective in January 2020, and China adopted a new cybersecurity law as of June 2017. Complying with the GDPR, the CCPA and other existing and emerging and changing requirements could cause us to incur substantial costs or require us to change our business practices. Non-compliance could result in monetary penalties or significant legal liability.
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

Risks Relating to Our Common Stock and our Convertible Notes
Our shareholders may not receive the level of dividends provided for in our dividend policy or any dividend at all, and any decrease in or suspension of the dividend could cause our stock price to decline.
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
Our approved stock repurchase programs may not result in a positive return of capital to shareholders.
Our board-approved stock repurchase program may not return value to shareholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver shareholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs. In addition, the board could choose to suspend or terminate the stock repurchase program at any time.
Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.
Our total indebtedness as of December 31, 2020 was approximately $424.2 million, inclusive of debt resulting from the Technicolor Patent Acquisition (refer to Note 5, "Business Combinations and Other Transactions," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information). This level of debt could have significant consequences on our future operations, including:
•making it more difficult for us to meet our payment and other obligations under our 2.00% Senior Convertible Notes due 2024 (the "2024 Notes");
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 2024 Notes.
In addition, as more fully described in Note 10 “Obligations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, we made an irrevocable election to “Net Share Settle” our obligations under the 2024 Notes, which requires us to pay the outstanding principal amount due under the 2024 Notes in cash. Our ability to meet our payment and other obligations under the 2024 Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the 2024 Notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the 2024 Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2024 Notes, and this default could cause us to be in default on any other currently existing or future outstanding indebtedness.

The convertible note hedge transactions and warrant transactions that we entered into in connection with the offering of the 2024 Notes may affect the value of the 2024 Notes, respectively, and the market price of our common stock.
In connection with each offering of the 2024 Notes, we entered into convertible note hedge transactions with certain financial institutions (the “option counterparties”) and sold warrants to the respective option counterparties. These transactions will be accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon any conversion of the 2024 Notes. The warrants will have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.
In addition, the respective option counterparties (and/or their affiliates) may modify their respective hedge positions from time to time (including during any observation period related to a conversion of the 2024 Notes) by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in open market transactions and/or privately negotiated transactions.
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
Provisions of the 2024 Notes could discourage an acquisition of us by a third party.
Certain provisions of the 2024 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change under the respective 2024 Notes, holders of the 2024 Notes will have the right, at their option, to require us to repurchase all of their applicable 2024 Notes or any portion of the principal amount of such 2024 Notes at a price of 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest. We may also be required to issue additional shares upon conversion in the event of certain fundamental change transactions. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.
Item 1B.     UNRESOLVED STAFF COMMENTS.
None.
Item 2.     PROPERTIES.
    Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Berlin, Germany; Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France.

The following table sets forth information with respect to our principal properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Conshohocken, Pennsylvania	30,300	Office and research space	September 2026
Montreal, Quebec	17,300	Office and research space	June 2021
New York, New York	19,400	Office and research space	July 2030
Los Altos, California	4,900	Office and research space	November 2027
Rennes, France	50,000	Office and research space	October 2024*
Princeton, New Jersey	16,900	Office space	February 2022
* We sublease our facility in Rennes from Thomson Licensing SAS.
We are also a party to leases for several smaller research and/or office spaces, including in Berlin, Germany; Brussels, Belgium; Indianapolis, Indiana, USA; London, United Kingdom; Paris, France; Hicksville, New York, USA; and Shanghai, China. In addition, we own a building in Washington, District of Columbia, USA, that houses administrative office space.
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
Holders
As of February 16, 2021, there were 490 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2020 and 2019 were as follows (in thousands, except per share data):

2020	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$10,762	$10,762
Second quarter	0.35	10,781	21,543
Third quarter	0.35	10,782	32,325
Fourth quarter	0.35	10,786	43,111
	$1.40	$43,111

2019
First quarter	$0.35	$11,180	$11,180
Second quarter	0.35	10,895	22,075
Third quarter	0.35	10,897	32,972
Fourth quarter	0.35	10,746	43,718
	$1.40	$43,718
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

Performance Graph
The following graph compares five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2015 to 12/31/2020.

	12/15	12/16	12/17	12/18	12/19	12/20
InterDigital, Inc.	100.00	189.17	160.13	142.17	119.27	136.32
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Telecommunications	100.00	112.56	135.96	125.10	158.73	192.30
The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2020 - October 31, 2020	—	$—	—	$71,464,670
November 1, 2020 - November 30, 2020	—	$—	—	$71,464,670
December 1, 2020 - December 31, 2020	—	$—	—	$71,464,670
Total	—	$—	—	$71,464,670
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
Item 6.     SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information contained in this Form 10-K. We adopted new revenue guidance, ASC 606, effective January 1, 2018 using the modified retrospective method. As such, revenue and other related accounts are presented in accordance with ASC 606 for the years ended December 31, 2020, 2019 and 2018, and in accordance with ASC 605 for all prior periods presented. Additionally, effective January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)" or ("ASC 842"), which outlines a comprehensive change to the lease accounting model and supersedes prior lease guidance.

	2020	2019	2018	2017	2016
		(in thousands except per share data)
Consolidated statements of operations data:
Revenues (a)	$358,991	$318,924	$307,404	$532,938	$665,854
Income from operations	55,168	37,835	62,595	301,495	437,306
Income tax benefit (provision) (b)	6,648	(10,991)	27,417	(121,676)	(116,791)
Net income applicable to InterDigital, Inc. common shareholders	44,801	20,928	65,031	176,220	310,741
Net income per common share — basic	$1.46	$0.66	$1.89	$5.09	$9.00
Net income per common share — diluted	$1.44	$0.66	$1.84	$4.93	$8.83
Weighted average number of common shares outstanding — basic	30,776	31,546	34,491	34,605	34,526
Weighted average number of common shares outstanding — diluted	31,058	31,785	35,307	35,779	35,189
Cash dividends declared per common share (c)	$1.40	$1.40	$1.40	$1.30	$1.00
Consolidated balance sheets data:
Cash, cash equivalents and restricted cash (d)	$477,663	$757,098	$488,733	$433,014	$404,074
Short-term investments	453,173	179,204	470,724	724,981	548,687
Working capital	731,117	710,774	844,855	1,019,353	795,639
Total assets	1,616,275	1,612,082	1,626,558	1,854,420	1,727,853
Total debt	367,992	444,758	317,377	285,126	272,021
Total InterDigital, Inc. shareholders’ equity	773,369	761,557	936,729	863,808	746,323
Noncontrolling interest	23,197	24,724	1,284	9,340	8,045
Total shareholders’ equity	$796,566	$786,281	$938,013	$873,148	$754,368
(a)In 2020, 2019, 2018, 2017, and 2016, our revenues included $21.6 million, $19.8 million, $26.3 million, $162.9 million, and $309.7 million of non-current patent royalties, respectively.
(b)In 2020, our tax benefit includes discrete benefits of $20.9 million, which primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve. In 2018, our income tax benefit includes an $18.0 million tax benefit due to our income qualifying as foreign derived intangible income ("FDII"), as well as a $14.7 million benefit as a result of anticipated filings of amended tax returns in connection with the Korea Competent Authority Proceeding defined and discussed below. In 2017, our income tax provision was impacted by the U.S. Tax Cuts and Jobs Act (the “TCJA”). In 2016, our income tax provision included the impact of a $23.6 million net tax benefit primarily related to domestic activity production deductions for prior years.
(c)In September 2017, we announced that our Board of Directors had approved an increase in the Company’s quarterly cash dividend to $0.35 per share. In September 2016, we announced that our Board of Directors had approved an increase in the Company’s quarterly cash dividend to $0.30 per share.
(d)Includes restricted cash which is included within "Prepaid and other current assets" or "Other non-current assets" in the consolidated balance sheets.
Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K.
Throughout the following discussion and elsewhere in this Form 10-K, we refer to “recurring revenues” and “non-current patent royalties.”  For all periods presented, recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue,”  while "non-current patent royalties" are comprised of past sales royalties and static fixed-fee agreement royalties.

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
InterDigital is one of the largest pure research & development and licensing companies in the world, with one of the most significant patent portfolios in the wireless and video industries. As of December 31, 2020, InterDigital's wholly owned subsidiaries held a portfolio of approximately 28,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to the wireless and consumer electronics industries. Our portfolio includes numerous patents and patent applications that we believe are or may be essential or may become essential to standards established by many Standards Development Organizations ("SDOs"), including cellular and other wireless communications and video technology standards. Those wireless standards include 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe are or may become essential to 5G standards that currently exist and as they continue to develop. Our video technology portfolio includes patents and applications relating to standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Products incorporating our patented inventions in wireless include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and Internet of Things ("IoT") devices and software platforms. Our video technology portfolio largely represents patents and applications that InterDigital obtained through the Technicolor Patent Acquisition, supplemented by internal development. Our patented inventions in video are incorporated in a range of products and services, including cellular phones, notebook computers, televisions, gaming consoles, set-top boxes, streaming devices and other consumer electronics.
Revenue
In 2020, 2019, and 2018, our total revenues were $359.0 million, $318.9 million, and $307.4 million, respectively. Our recurring revenues in 2020, 2019 and 2018 were $336.8 million, $298.2 million, and $280.3 million, respectively. In 2020, 2019, and 2018, we recognized $21.6 million, $19.8 million and $26.3 million, respectively, of non-current patent royalties as more fully discussed below. In 2020, fixed-fee royalties accounted for approximately 89% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue was variable in nature due to the per-unit structure of the related license agreements.
New Agreements
Direct Licenses
During first quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty bearing patent license agreement with Fairphone B.V. (“Fairphone”). The agreement covers Fairphone’s sale of its 3G and 4G handsets.
Also during first quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty bearing patent license agreement with Humax Co., Ltd. (“Humax”). The agreement covers the sale of Humax’s HEVC digital set-top boxes.
During second quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license with Huawei Investment & Holding Co., Ltd. (“Huawei”). In addition to agreement on terms for dismissal of the litigations and other proceedings between the parties, the agreement covers the sale of certain of Huawei’s 3G, 4G, and 5G terminal unit products, including the use of Wi-Fi and HEVC in those products.
During fourth quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license with a mobile handset company covering 3G and 4G handsets, as well as 802.11 and HEVC technologies incorporated into such products.

Also during fourth quarter 2020, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing, patent license agreement with Blu Products, Inc. (“Blu”). The agreement covers Blu’s sale of its 3G, 4G and 5G handsets, including the use of Wi-Fi and HEVC in those products.
Licenses Through Platforms
During third quarter 2020, as part of the Madison Arrangement, we entered into a non-exclusive, royalty-bearing patent license agreement with a manufacturer covering certain of the licensee’s sales of digital televisions in U.S., Mexico, and Canada.
Refer to the "Critical Accounting Policies and Estimates — Revenue Recognition" section below for details of our revenue recognition accounting policies and additional information on agreements with multiple performance obligations, as well as the estimates and methods used to determine the fair value of patents acquired, when applicable.
Expiration of License Agreements
Our patent license agreements with seven licensees expired during 2020, including LG. Collectively, all seven agreements accounted for $38.0 million, or approximately 11% of our recurring revenue in 2020, including LG who contributed $31.8 million, or approximately 9%, of our recurring revenue in 2020. In January 2021, it was reported that LG confirmed that it is considering exiting the smartphone market.
Our patent license agreements with six licensees are scheduled to expire during 2021. Collectively, all six agreements expiring in 2021 accounted for $30.3 million, or approximately 9%, of our recurring revenue in 2020.
We are actively working to renew these agreements consistent with the licensees' current product utilization and market position.
Intellectual Property Rights Enforcement
If we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we typically offer such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators). If the party refuses that offer and we believe they are unwilling to agree to a patent license on a fair, reasonable and non-discriminatory basis, we may have no other viable recourse but to institute legal action against them to enforce our patent rights. This legal action has typically taken the form of a patent infringement lawsuit or an administrative proceeding. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements as to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation. Such legal actions ultimately may be decided by the presiding court, third party adjudicator, or a negotiated resolution between the parties.
In 2019 we were engaged in litigation with ZTE, Huawei, and Lenovo. During 2020, we filed patent infringement actions against Xiaomi. The matters are more fully discussed in Note 12, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K and/or our 2019 Form 10-K. We filed these actions after lengthy periods of negotiation and after the refusal of our counterparties to accept our various proposals to them, including our proposal to have a third party adjudicator set a royalty rate and resolve certain other terms upon which we could not mutually agree. We negotiated resolutions to the matters involving ZTE and Huawei in December 2019 and April 2020, respectively, while our matters with Lenovo and Xiaomi continue to proceed.
In 2020, our intellectual property enforcement costs increased to $28.6 million, from $25.4 million and $17.6 million in 2019 and 2018, respectively. These costs represented 17% of our total patent administration and licensing costs of $170.2 million in 2020. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.

Cash and Short-Term Investments
As of December 31, 2020, we had $0.9 billion of cash, restricted cash and short-term investments and up to an additional $227.8 million of payments due under signed agreements, including $16.0 million recorded in accounts receivable which includes estimates related to our fourth quarter 2020 variable patent royalty revenue. A portion of our cash and short-term investments include fixed royalty payments we have received related to revenue we will record in the future. As a result, our future cash receipts from existing licenses subject to fixed patent royalties will be lower than if the royalty payments were structured to coincide with the underlying sales. During 2020, we recorded $377.8 million of cash receipts related to patent licensing and technology solutions agreements as follows (in thousands):

Cash In
Patent royalties	$366,237
Technology solutions	11,521
Total cash receipts	$377,758
As of December 31, 2020, approximately $326.2 million of our $328.0 million deferred revenue balance as of December 31, 2020 related to dynamic fixed-fee royalty payments that were scheduled to amortize as follows (in thousands):

2021	$192,146
2022	91,411
2023	42,654
2024	—
2025	—
Thereafter	—
Total fixed-fee royalty deferred revenue	$326,211
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
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during fiscal year 2020. Fixed-fee royalties accounted for 89% of our revenues in 2020. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in fiscal year 2020, we did not experience a significant impact on our revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with our entire worldwide workforce continuing to work remotely with limited exceptions. Despite these remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Nearly all work-related travel continues to remain suspended, and we have conducted our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Between March 12, 2020, when we began to work almost entirely remotely, and December 31, 2020, we successfully concluded five new patent license agreements that we estimate will result in revenues exceeding $170.0 million over the two to four year terms of those agreements. Our financial position remains strong, we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.
Comparability of Financial Results
When comparing our 2020 financial results against the financial results of other periods, the following items should be taken into consideration:
•the Technicolor Patent Acquisition and the R&I Acquisition, which closed on July 30, 2018 and May 31, 2019, respectively, contributed $20.5 million to our 2020 revenue and $69.4 million to our 2020 operating expenses. The $69.4 million of operating expenses is comprised of $64.6 million of recurring costs, of which $17.4 million relates to patent amortization, $2.3 million relates to one-time transaction-related and integration costs, and $2.5 million relates to revenue sharing from the Madison Arrangement;

•a net $5.6 million gain, primarily resulting from observable price changes in orderly transactions of our long-term strategic investments, which was included within “Other Income, Net” in the consolidated statement of income;
•a $8.1 million of charges related to disposal of assets, primarily patents as part of on-going patent portfolio management and shutting down our San Diego office, which is included in "Operating Expenses" in the consolidated statement of income;
•our 2020 revenue includes $21.6 million of non-recurring revenue, which primarily relates to the Huawei PLA discussed above; and
•the 2020 tax provision includes discrete benefits of $20.9 million, which primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of GAAP, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results and that may involve a higher degree of complexity and judgment in their application compared to others are those relating to revenue recognition, compensation, business combinations and goodwill, and income taxes. If different assumptions were made or different conditions existed, our financial results could have been materially different.
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple performance obligations. These agreements can include, without limitation, performance obligations related to the settlement of past patent infringement liabilities, patent and/or know-how licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term.
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

Agreements with Multiple Performance Obligations
During 2020, we signed five new agreement that had multiple performance obligations. Consistent with the revenue recognition policies disclosed above, we (1) identified the contract with the customer, (2) identified the performance obligations, (3) determined the transaction price, (4) allocated the transaction price to the performance obligations, and (5) recognized revenue as we satisfy the performance obligations. We allocated the transaction price to each performance obligation for accounting purposes using our best estimate of the term and value. The process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalty rates, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each performance obligation for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in the aggregate amount allocated to past patent royalties under these agreements would have had on 2020 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to past patent royalties	+5%	-%5
Change in Revenue	$7,008	$(7,008)
Revenue from Non-financial Sources
During 2020, 2019 and 2018, our patent licensing royalties were derived from patent license agreements ("PLAs") with 76, 69 and 66 independent licensees, respectively. We recognized revenue from five, four and three PLAs in 2020, 2019 and 2018, respectively, for which patents generally comprised less than forty-percent of the total consideration paid or due to us under those agreements. In addition, during 2020, 2019 and 2018, we recognized revenue from one PLA that was executed in 2014 in connection with a patent purchase agreement ("PPA") with the licensee. Total cash paid to our licensee under this PPA is approximately 56% of the total cash due to us under this licensee's PLA. During 2020, 2019 and 2018, approximately 7%, 6% and 3%, respectively, of our total revenue was based on the estimated fair value of the patents in the above transactions.
The process for determining the value of revenue from non-financial sources requires estimating the fair value of patents received. We estimated the fair value of the patents in the above transactions using one of, or a combination of, an analysis of comparable market transactions (the market approach), a discounted cash flow analysis (the income approach) and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including identification of comparable market transactions, assumed royalty rates, projected sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five-percent change in the estimated aggregate value of the patents acquired would have had on 2020 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands).

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-%5
Revenue	$1,327	$(1,327)
Less: Patent amortization	810	(810)
Pre-tax income	$517	$(517)

Compensation Programs
We use a variety of compensation programs to attract, retain and motivate our employees, and to align employee compensation more closely with company performance. These programs include, but are not limited to, short-term incentives tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, and long-term incentives in the form of stock option awards, time-based restricted stock unit (“RSU”) awards, performance-based awards and cash awards, noting equity awards are granted pursuant to the terms and conditions of our Equity Plans (as defined within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K). Our long-term incentives, including equity awards, typically include annual equity and cash award grants with three to five year vesting periods; as a result, in any one year, we are typically accounting for at least three active cycles.
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
If we had accrued all performance compensation costs throughout 2020 on the assumption that all plans and active cycles thereunder would be paid out at 100%, we would have recorded approximately $4.5 million more in compensation expense in 2020 than we actually recorded.
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
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls related to share-based compensation for the years ended 2020, 2019 and 2018 were $0.2 million, $0.2 million and $1.8 million, respectively.
The below table summarizes our supplemental compensation expense for 2020, 2019 and 2018, in thousands:

	2020	2019	2018
Short-term incentive compensation	$16,166	$14,129	$13,045
Time-based awards (a)	6,668	6,327	5,985
Performance-based awards (a)	2,347	299	1,415
Other share-based compensation	2,580	1,307	1,768
Total supplemental compensation expense	$27,761	$22,062	$22,213
(a) For 2020, 2019 and 2018, approximately 12%, 5%, and 28%, respectively, of the aggregate expense associated with time-based and performance-based awards related to cash awards.
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
The financial statement recognition of the benefit for an uncertain tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.
Between 2014 and 2020, we paid approximately $134.3 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
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

On July 24, 2018, the Company received notification that its request for competent authority pertaining to Article 27 (Mutual Agreement 14 Table of Contents Procedure) of the United States-Republic of Korea Income Tax Convention had been reviewed by the IRS and an agreement had been reached (the "Korea Competent Authority Proceeding"). As a result of this agreement, the Company received refunds of $97.4 million, inclusive of interest. In addition, we have recorded a net tax benefit of $14.7 million in our full year 2018. In September 2019, the amended tax returns for tax years covered by this agreement were filed and an additional benefit of $2.2 million was recorded related to the final refund the Company expects to receive.
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
Cash, cash equivalents, restricted cash and short-term investments
As of December 31, 2020 and December 31, 2019, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	December 31, 2020	December 31, 2019	Increase / (Decrease)
Cash and cash equivalents	$473,474	$745,491	$(272,017)
Restricted cash included within prepaid and other current assets	3,108	10,526	(7,418)
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	453,173	179,204	273,969
Total cash, cash equivalents, restricted cash and short-term investments	$930,836	$936,302	$(5,466)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $132.9 million and cash used in investing activities, excluding sales and purchases of short-term investments, of $37.2 million. These uses were partially offset by cash provided by operating activities of $163.5 million. Cash used in financing activities primarily related to repayment of our 2020 Notes, and dividend payments. Cash used in investing activities, excluding sales and purchases of short-term investments, primarily related to capital investments for patents and fixed assets. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated the following cash flows from our operating activities in 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	Increase / (Decrease)
Cash flows provided by operating activities	$163,467	$89,433	$74,034

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $74.0 million change in net cash provided by operating activities was primarily driven by higher cash receipts primarily related to new patent license agreements signed over the last twelve months, as well as the timing of cash receipts related to patent license agreements. The table below sets forth the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2020 and 2019 (in thousands).

	For the Year Ended December 31,
	2020	2019	Increase / (Decrease)
Cash Receipts:
Patent royalties	$366,237	$288,123	$78,114
Technology solutions	11,521	7,053	4,468
Total cash receipts	$377,758	$295,176	$82,582
Cash Outflows:
Cash operating expenses (a)	(204,801)	(195,682)	(9,119)
Income taxes paid, net of refunds (b)	(26,233)	(24,229)	(2,004)
Total cash outflows	(231,034)	(219,911)	(11,123)
Other working capital adjustments (c)	16,743	14,168	2,575
Cash flows provided by operating activities	$163,467	$89,433	$74,034
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.
(c) Working capital includes $69.6 million of tax receivables at December 31, 2020, compared to $38.0 million at December 31, 2019.
Cash provided by or used in investing and financing activities
Net cash used in investing activities in 2020 was $310.0 million, a $578.3 million change from $268.3 million net cash provided by investing activities in 2019. During 2020, we purchased $272.8 million of short-term marketable securities, net of sales and received net proceeds of $4.3 million from our long-term strategic investments. During 2019, we sold $296.6 million of short-term marketable securities, net of purchases and also received initial proceeds of $10.0 million related to the sale of our Hillcrest product business.
Net cash used in financing activities for 2020 was $132.9 million, a $43.5 million change from net cash used in financing activities of $89.3 million in 2019. This change was primarily attributable to net proceeds of $140.2 million from the debt refinancing (net of related expenses) and $15.7 million proceeds from non-controlling interests received in 2019. These activities were partially offset by a reduction of $195.9 million in share repurchases, a $94.9 million payment on long-term debt related to the repayment of our 2020 Notes, and $5.3 million of proceeds from non-controlling interests received in 2020.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2020 was approximately $328.0 million, an increase of $57.7 million from December 31, 2019. Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the December 31, 2020 deferred revenue balance of $328.0 million by $192.1 million over the next twelve months.

Convertible Notes
Our Convertible Notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares of common stock issuable under the terms of the 2024 Notes (as defined herein) based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period. At the time we issued the 2024 Notes, we entered into the 2024 Call Spread Transactions (defined in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K). The 2024 Call Spread Transactions were designed to have the economic effect of reducing the net number of shares that will be issued in excess of the principal amount of converted Notes in the event of conversion of the 2024 Notes if the market price per share of our common stock is greater than the strike price of the 2024 Note Hedge Transactions by, in effect, increasing the conversion price of the 2024 Notes from our economic standpoint. However, under GAAP, since the impact of the 2024 Note Hedge Transactions (the "Note Hedge Transactions") is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.
During periods in which the average market price of our common stock is above the applicable conversion price of the 2024 Notes ($81.29 per share as of December 31, 2020) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of December 31, 2020), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the treasury stock method, we calculate the number of shares issuable under the terms of the 2024 Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, as of December 30, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2024 Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes as of December 31, 2020, and the approximately 4.9 million warrants related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2024 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions (the "Warrant Transaction"), (iii) the number of additional shares deemed outstanding with respect to the 2024 Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the Note Hedge Transactions, and (v) the number of shares issuable upon concurrent conversion of the Convertible Note, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions (shares in thousands):

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

Contractual Obligations
We issued $400.0 million in aggregate principal amount of 2.00% Senior Convertible Notes due 2024 ("the 2024 Notes"). The 2024 Notes bear interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and mature on June 1, 2024, unless earlier converted or repurchased.
For more information on the 2024 Notes, see Note 10, “Obligations,” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2024 Notes	$400,000	$—	$—	$400,000	$—
Contractual interest payments on the 2024 Notes	27,356	8,000	16,000	3,356	—
Operating lease obligations	31,102	4,024	10,190	8,093	8,795
Defined benefit plan obligations (a)	4,693	229	928	837	2,699
Purchase obligations (b)	15,830	15,830	—	—	—
Total contractual obligations	$478,981	$28,083	$27,118	$412,286	$11,494

(a)Refer to Note 5, "Business Combinations and Other Transactions," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our defined benefit plan obligations. Estimated future benefit payments included above are through 2030.
(b)Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet as of December 31, 2020 includes a $3.8 million non-current liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
As of December 31, 2020, we have recorded long-term debt of $24.2 million related to the Technicolor Patent Acquisition. Additionally, we are subject to a revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. There is no liability associated with the revenue-share agreement at December 31, 2020 as there are no minimum or maximum payments under the revenue-sharing arrangement, and, except in certain circumstances, the arrangement continues through December 31, 2038. Refer to Note 5, "Business Combinations and Other Transactions," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information. Due to the uncertainty regarding the timing and amount of future payments related to these items, the amounts are excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

RESULTS OF OPERATIONS
2020 Compared with 2019
Revenues
The following table compares 2020 revenues to 2019 revenues (in thousands):

	For the Year Ended December 31,
	2020	2019	Total Increase/(Decrease)
Variable patent royalty revenue	$26,587	$30,428	$(3,841)	(13)%
Fixed-fee royalty revenue	298,461	257,221	41,240	16%
Current patent royalties [a]	325,048	287,649	37,399	13%
Non-current patent royalties [b]	21,582	19,782	1,800	9%
Total patent royalties	346,630	307,431	39,199	13%
Current technology solutions revenue [a]	11,761	10,518	1,243	12%
Patent sales [b]	600	975	(375)	(38)%
Total revenue	$358,991	$318,924	$40,067	13%
(a)    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
(b)    Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $40.1 million increase in total revenue was primarily driven by a $38.6 million increase in recurring revenue and a $1.8 million a increase in non-current patent royalties both primarily driven by ten new patent license agreements signed over the last fifteen months, including Huawei and ZTE. The increase in non-current patent royalties was also due to the inclusion of a $5.5 million net charge recorded as contra non-recurring revenue during 2019 related to a restructured licensing arrangement with a long-term customer.
In 2020 and 2019, 68% and 70% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2020 and 2019, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2020	2019
Apple	31%	35%
Samsung	22%	25%
Huawei	15%	—%
LG	< 10%	10%
Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2020	2019	Increase/(Decrease)
Patent administration and licensing	$170,178	$154,940	$15,238	10%
Development	84,646	74,860	9,786	13%
Selling, general and administrative	48,999	51,289	(2,290)	(4)%
Total operating expenses	$303,823	$281,089	$22,734	8%

Operating expenses increased 8% to $303.8 million in 2020 from $281.1 million in 2019. The $22.7 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/(Decrease)
Recurring operations of the Technicolor Acquisitions	$15,656
One-time costs related to the Technicolor Acquisitions	(6,066)
Revenue sharing for Madison Arrangement	(3,775)
Non-cash charge of patents disposed	7,539
Performance-based incentive compensation	4,246
Corporate initiatives	4,017
Intellectual property enforcement and non-patent litigation	3,182
Amortization	1,648
Personnel-related costs	(4,524)
Other	811
Total increase in operating expenses	$22,734
The $22.7 million increase in operating expenses was primarily driven by the Technicolor Acquisitions, which contributed $69.4 million to 2020 operating expenses following our May 2019 R&I Acquisition and July 2018 Technicolor Patent Acquisition. This compares to $63.0 million of operating expenses in 2019. The $69.4 million of operating expenses in 2020 resulting from the Technicolor Acquisitions is comprised of $64.6 million of recurring costs, of which $17.4 million relates to patent amortization. The remaining $4.8 million of operating expenses relates to $2.3 million of transaction and integration costs during 2020 and $2.5 million of revenue sharing for the Madison Arrangement. The $63.0 million of operating expenses in 2019 resulting from the Technicolor Patent Acquisition was comprised of $48.3 million of recurring costs, of which $16.6 million related to patent amortization. The remaining $14.7 million of operating expenses relates to $8.4 million of transaction and integration costs and $6.3 million of revenue sharing for the Madison Arrangement.
In 2020, we had a one-time $7.5 million non-cash charge to write-off the remaining book value of patents we disposed of as part of our on-going patent portfolio management. Performance-based incentive compensation increased by $4.2 million, primarily due to increased performance accruals driven by the Huawei PLA signed in 2020. We incurred $4.0 million of additional costs attributable to corporate initiatives as part of its on-going efforts to optimize its cost structure, including the closure of our San Diego office. The $3.2 million increase in intellectual property enforcement costs was primarily driven by the on-going Lenovo and Xiaomi litigations. Amortization expense increased by $1.6 million and was largely driven by patents acquired over the last twelve-months. Lastly, corporate initiatives to optimize our cost structure drove a $4.5 million decrease in personnel-related costs.
Patent administration and licensing expense:  The $15.2 million increase in patent administration and licensing expense primarily resulted from the above-noted increases related to the non-cash charge to write-off the remaining book value of patents we disposed of as part of our on-going patent portfolio management, intellectual property enforcement costs, patent amortization, and performance-based incentive compensation, as well as increased patent maintenance costs.
Development expense:  The $9.8 million increase in development expense primarily resulted from the above-noted increases related to the Technicolor Acquisitions, performance-based compensation and corporate initiatives. These increases were partially offset by lower personnel-related costs, primarily related to our second quarter 2019 sale of the Hillcrest product business and reductions in other non-cellular research areas.
Selling, general and administrative expense:  The $2.3 million decrease in selling, general and administrative expense primarily resulted from the above-noted reduction in personnel-related costs, as well as lower one-time costs associated with the Technicolor Acquisitions. These decreases were partially offset by the above-noted increases in performance-based incentive compensation and corporate initiatives.

Non-Operating Expense
The following table compares 2020 non-operating income (expense) to 2019 non-operating income (expense) (in thousands):

	For the Year Ended December 31,
	2020	2019	Change
Interest expense	$(40,799)	$(40,955)	$156	—%
Interest and investment income	5,661	13,458	(7,797)	(58)%
Gain on asset acquisition and sale of business	—	22,690	(22,690)	(100)%
Loss on extinguishment of long-term debt	—	(5,488)	5,488	(100)%
Other income (expense), net	11,263	(1,598)	12,861	(805)%
Total non-operating expense	$(23,875)	$(11,893)	$(11,982)	(101)%
The increase in non-operating expense between periods was primarily driven by the recognition of an aggregate $22.7 million gain on asset acquisition and sale of business during the year ended December 31, 2019, of which $14.2 million relates to the R&I Acquisition in second quarter 2019 and $8.5 million relates to the gain on sale of our Hillcrest product business in third quarter 2019. These gains were partially offset by the recognition of a $5.5 million loss on extinguishment of debt recognized in connection with the settlement of a portion of our 2020 Notes in second quarter 2019.
Additionally, during the year ended December 31, 2020, we recognized $5.6 million of gains resulting from observable price changes in orderly transactions of one of our long-term strategic investments. Comparatively, during the year ended December 31, 2019 we recognized a net loss of $2.6 million resulting from the partial impairment of one of our strategic investments partially offset by a gain on sale of a separate strategic investment. These items are included in the "Other income (expense), net" caption in the table above. Interest expense remained flat and relates to interest on the 2024 Notes and interest incurred on long-term debt resulting from the Technicolor Patent Acquisition.
Income Taxes
In 2020, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate is a benefit of 21.2%. The negative effective tax rate was driven by a net benefit of $19.7 million that primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve. As a result of the difference in timing between deduction of certain expenses between US GAAP and the tax law, the Company’s estimate of current taxable income is zero. The Company was unable to benefit from the favorable rates associated with Foreign Derived Intangible Income (“FDII”) as a result of having zero taxable income. The current year tax benefit is compared to an effective tax rate provision of 42.4% in 2019. The effective tax rate for 2019 was unfavorably impacted by an $8.0 million provision associated with valuation allowances on the Company’s losses in jurisdictions for which the Company receives no benefit. As a result of the difference in timing between US GAAP revenue and tax revenue, the Company's estimate of current taxable income is zero. The Company was unable to benefit from favorable rates associated with Foreign Derived Intangible Income ("FDII") as a result of having zero taxable income.

2019 Compared with 2018
Revenues
The following table compares 2019 revenues to 2018 revenues (in thousands):

	For the Year Ended December 31,
	2019	2018	Total Increase/(Decrease)
Variable patent royalty revenue	$30,428	$36,384	$(5,956)	(16)%
Fixed-fee royalty revenue	257,221	239,347	17,874	7%
Current patent royalties [a]	287,649	275,731	11,918	4%
Non-current patent royalties [b]	19,782	26,329	(6,547)	(25)%
Total patent royalties	307,431	302,060	5,371	2%
Current technology solutions revenue [a]	10,518	4,594	5,924	129%
Patent sales [b]	975	750	225	30%
Total revenue	$318,924	$307,404	$11,520	4%
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
The $36.3 million increase in operating expenses was primarily driven by the Technicolor Acquisitions, which contributed $63.0 million to 2019 operating expenses following the R&I Acquisition. This compares to $34.0 million of operating expenses in 2018 following our July 2018 Technicolor Patent Acquisition. The $63.0 million of operating expenses in 2019 resulting from the Technicolor Acquisitions is comprised of $48.3 million of recurring costs, of which $16.6 million relates to patent amortization, $8.4 million relates to transaction and integration costs during 2019, and the remaining $6.3 million relates to revenue sharing for the Madison Arrangement. The $34.0 million of operating expenses in 2018 resulting from the Technicolor Patent Acquisition was comprised of $16.2 million for five months of recurring costs, of which $6.8 million related to patent amortization, and the remaining $17.8 million related to transaction and integration costs. The $7.1 million increase in intellectual property enforcement and non-patent litigation was primarily due to the enforcement proceedings we initiated against Lenovo and Huawei in second half 2019. The increase in personnel-related costs was primarily related to severance and related expenses associated with ongoing efforts to optimize our cost structure, as well as one-time costs associated with the sale of our Hillcrest product business.
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
Non-Operating Income (Expense)
The following table compares 2019 non-operating income (expense) to 2018 non-operating income (expense) (in thousands):

	For the Year Ended December 31,
	2019	2018	Change
Interest expense	$(40,955)	$(35,956)	$(4,999)	(14)%
Interest and investment income	13,458	14,590	(1,132)	(8)%
Gain on asset acquisition and sale of business	22,690	—	22,690	100%
Loss on extinguishment of long-term debt	(5,488)	—	(5,488)	100%
Other income (expense), net	(1,598)	(9,171)	7,573	83%
Total non-operating income (expense)	$(11,893)	$(30,537)	$18,644	61%
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
Income Taxes
In 2019, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate was a provision of 42.4%. The effective tax rate for 2019 was unfavorably impacted by an $8.0 million provision associated with valuation allowances on the Company’s losses in jurisdictions for which the Company receives no benefit. As a result of the difference in timing between US GAAP revenue and tax revenue, the Company's estimate of current taxable income is zero. The Company was unable to benefit from favorable rates associated with FDII as a result of having zero taxable income.
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
(iii) our belief that our portfolio includes a number of patents and patent applications that are or may be essential or may become essential to cellular, other wireless and video standards, including 3G, 4G, 5G, HEVC and the IEEE 802 suite of standards, as well as patents and patent applications that we believe may become essential to standards that are under development;
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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $0.9 billion as of December 31, 2020. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2020. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2021	2022	2023	2024	2025	Thereafter	Total
Money market and demand accounts	$397,522	—	—	—	—	—	$397,522
Short-term investments	$517,437	$15,877	—	—	—	—	$533,314
Average Interest rate	0.9%	2.0%	—%	—%	—%	—%	0.9%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.

Bank Liquidity Risk — As of December 31, 2020, we had approximately $397.5 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2014 and 2020, we paid approximately $134.3 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are primarily classified as available-for-sale with a fair value of $533.3 million as of December 31, 2020.
Equity Risk — We are exposed to changes in the market-traded price of our common stock as it influences the calculation of earnings per share. In connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions with option counterparties. We also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders' equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the 2024 Notes. The warrants along with any shares issuable upon conversion of the 2024 Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or convertible 2024 Notes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of InterDigital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of InterDigital, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Determination of the Value of Revenue from Non-Financial Sources and of Standalone Selling Prices of Identified Performance Obligations in Dynamic Fixed-Fee License Agreements

As described in Notes 2 and 3 to the consolidated financial statements, dynamic fixed-fee license agreements include fixed, non-refundable royalty payments that fulfill the licensee’s obligations to the Company under a patent license agreement for a specified time period or for the term of the agreement. Additionally, certain patent license agreements contain revenue from non-financial sources in the form of patents received from the customer. Total fixed-fee royalty revenue and non-current patent royalties were $298.5 million and $21.6 million, respectively, for the year ended December 31, 2020, of which a significant portion relates to dynamic fixed-fee agreements. As disclosed by management, the process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalty rates, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors. Management’s process for determining the value of revenue from non-financial sources requires estimating the fair value of patents received using one of, or a combination of, an analysis of comparable market transactions (the market approach), a discounted cash flow analysis (the income approach), and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including identification of comparable market transactions, assumed royalty rates, projected sales volumes, economic lives of the patents and other relevant factors.

The principal considerations for our determination that performing procedures relating to the determination of the value of revenue from non-financial sources and of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements is a critical audit matter are (i) the significant judgment by management when determining the value of revenue from non-financial sources and of standalone selling prices; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained relating to management’s significant assumptions related to (a) assumed royalty rates, projected sales volumes and identification of comparable market transactions used to estimate the value of revenue from standalone selling prices and (b) identification of comparable market transactions used to estimate the value of revenue from non-financial sources; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the value of revenue from non-financial sources and of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements. These procedures also included, among others (i) reading certain new dynamic fixed-fee license agreements entered into during the year; (ii) testing management’s process for determining the value of revenue from non-financial sources and of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements; (iii) evaluating the appropriateness of the valuation methods used; (iv) evaluating the reasonableness of management’s significant assumptions used in determining the value of revenue from non-financial sources and developing the standalone selling prices related to assumed royalty rates, projected sales volumes and identification of comparable market transactions; and (v) testing the completeness and accuracy of data used by management in the valuation methods. Evaluating the reasonableness of management’s significant assumptions related to assumed royalty rates and identification of comparable market transactions involved considering prospective third-party market data and previous license agreements entered into by the Company. Evaluating the reasonableness of management’s significant assumptions related to projected sales volumes involved considering consistency with historical sales data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the valuation methods and the significant assumption related to the identification of comparable market transactions used to estimate the value of revenue from non-financial sources.

Recognition of Benefit For Uncertain Tax Positions

As described in Notes 2 and 14 to the consolidated financial statements, the Company has recorded $3.8 million of unrecognized tax benefits as of December 31, 2020. In addition, during the year ended December 31, 2020, a net discrete benefit of $20.9 million was recorded that primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. The financial statement recognition of the benefit for an uncertain tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The principal considerations for our determination that performing procedures relating to the recognition of benefit for uncertain tax positions is a critical audit matter are (i) the significant judgment by management in estimating the impact of uncertainties in the application of complex tax laws, including determining whether it is more likely than not that the tax position will be sustained upon audit by the applicable tax authority, based on the technical merits of the position; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the recognition of benefit for uncertain tax positions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of benefit for uncertain tax positions, including controls addressing measurement of the unrecognized tax benefits. These procedures also included, among others, evaluating the significant judgment used by management in applying the more likely than not recognition criteria and in measuring the unrecognized tax benefits. Professionals with specialized skill and knowledge were used to assist in evaluating the technical merits of positions taken based upon application of the tax law and new information, and recognition of benefit for uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 18, 2021

We have served as the Company’s auditor since 2002.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$473,474	$745,491
Short-term investments	453,173	179,204
Accounts receivable, less allowances of $0 and $537	16,008	28,272
Prepaid and other current assets	84,224	63,365
Total current assets	1,026,879	1,016,332
PROPERTY AND EQUIPMENT, NET	16,630	10,217
PATENTS, NET	418,343	436,339
DEFERRED TAX ASSETS	80,380	73,168
OTHER NON-CURRENT ASSETS	74,043	76,026
	589,396	595,750
TOTAL ASSETS	$1,616,275	$1,612,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$94,170
Accounts payable	10,979	13,393
Accrued compensation and related expenses	32,413	29,162
Deferred revenue	219,935	146,654
Taxes payable	360	51
Dividend payable	10,786	10,746
Other accrued expenses	21,289	11,382
Total current liabilities	295,762	305,558
LONG-TERM DEBT	367,992	350,588
LONG-TERM DEFERRED REVENUE	108,069	123,653
OTHER LONG-TERM LIABILITIES	47,886	46,002
TOTAL LIABILITIES	819,709	825,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,389 and 71,268 shares issued and 30,816 and 30,701 shares outstanding	714	712
Additional paid-in capital	738,481	727,402
Retained earnings	1,413,969	1,412,779
Accumulated other comprehensive loss	(184)	(74)
	2,152,980	2,140,819
Treasury stock, 40,573 and 40,567 shares of common held at cost	1,379,611	1,379,262
Total InterDigital, Inc. shareholders’ equity	773,369	761,557
Noncontrolling interest	23,197	24,724
Total equity	796,566	786,281
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,616,275	$1,612,082

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2020	2019	2018
REVENUES:
Patent licensing royalties	$346,630	$307,431	$302,060
Technology solutions	11,761	10,518	4,594
Patent sales	600	975	750
Total Revenue	358,991	318,924	307,404

OPERATING EXPENSES:
Patent administration and licensing	170,178	154,940	124,081
Development	84,646	74,860	69,698
Selling, general and administrative	48,999	51,289	51,030
Total Operating expenses	303,823	281,089	244,809
Income from operations	55,168	37,835	62,595
INTEREST EXPENSE	(40,799)	(40,955)	(35,956)
OTHER INCOME, NET	16,924	29,062	5,419
Income before income taxes	31,293	25,942	32,058
INCOME TAX BENEFIT (PROVISION)	6,648	(10,991)	27,417
NET INCOME	$37,941	$14,951	$59,475
Net loss attributable to noncontrolling interest	(6,860)	(5,977)	(5,556)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$44,801	$20,928	$65,031
NET INCOME PER COMMON SHARE — BASIC	$1.46	$0.66	$1.89
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,776	31,546	34,491
NET INCOME PER COMMON SHARE — DILUTED	$1.44	$0.66	$1.84
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,058	31,785	35,307
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.40	$1.40	$1.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$37,941	$14,951	$59,475
Unrealized gain (loss) on investments, net of tax	(110)	2,397	61
Comprehensive income	$37,831	$17,348	$59,536
Comprehensive loss attributable to noncontrolling interest	(6,860)	(5,977)	(5,556)
Total comprehensive income attributable to InterDigital, Inc.	$44,691	$23,325	$65,092

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2017	70,749	$707	$680,040	$1,257,632	$(2,083)	36,127	$(1,072,488)	$9,340	$873,148
Cumulative effect of change in accounting principle	—	—	—	161,701	(449)	—	—	—	161,252
Net income attributable to InterDigital, Inc.	—	—	—	65,031	—	—	—	—	65,031
Distribution preference	—	—	—	—	—	—	—	(2,500)	(2,500)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(5,556)	(5,556)
Net change in unrealized gain on short-term investments	—	—	—	—	61	—	—	—	61
Dividends declared ($1.40 per share)	—	—	472	(48,394)	—	—	—	—	(47,922)
Exercise of Common Stock options and warrants	153	2	6,721	—	—	—	—	—	6,723
Issuance of Common Stock, net	232	2	(8,810)	—	—	—	—	—	(8,808)
Amortization of unearned compensation	—	—	7,089	—	—	—	—	—	7,089
Repurchase of Common Stock	—	—	—	—	—	1,478	(110,505)	—	(110,505)
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net income attributable to InterDigital, Inc.	—	—	—	20,928	—	—	—	—	20,928
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	29,417	29,417
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(5,977)	(5,977)
Net change in unrealized gain on short-term investments	—	—	—	—	2,397	—	—	—	2,397
Dividends declared ($1.40 per share)	—	—	401	(44,119)	—	—	—	—	(43,718)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of Common Stock, net	134	1	(4,368)	—	—	—	—	—	(4,367)
Amortization of unearned compensation	—	—	7,603	—	—	—	—	—	7,603
Repurchase of Common Stock	—	—	—	—	—	2,962	(196,269)	—	(196,269)
Equity component of debt, net of tax	—	—	56,917	—	—	—	—	—	56,917
Net convertible note hedge transactions, net of tax	—	—	(49,740)	—	—	—	—	—	(49,740)
Net warrant transactions	—	—	43,416	—	—	—	—	—	43,416
Deferred financing costs allocated to equity, net of tax	—	—	(1,692)	—	—	—	—	—	(1,692)
Reacquisition of equity component of debt due to prepayment, net of tax	—	—	(10,649)	—	—	—	—	—	(10,649)
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	44,801	—	—	—	—	44,801
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	5,333	5,333
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(6,860)	(6,860)
Net change in unrealized loss on short-term investments	—	—	—	—	(110)	—	—	—	(110)
Dividends declared ($1.40 per share)	—	—	498	(43,611)	—	—	—	—	(43,113)
Exercise of common stock options	49	1	1,891	—	—	—	—	—	1,892
Issuance of common stock, net	72	1	(1,752)	—	—	—	—	—	(1,751)
Amortization of unearned compensation	—	—	10,442	—	—	—	—	—	10,442
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, DECEMBER 31, 2020	71,389	714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,941	$14,951	$59,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,041	77,094	66,108
Non-cash interest expense, net	18,093	18,709	13,509
Non-cash change in fair value	(5,588)	710	3,884
Gain on asset acquisition and sale of a business	—	(22,690)	—
Change in deferred revenue	24,397	(7,749)	6,966
Deferred income taxes	(7,182)	4,123	(45,426)
Share-based compensation	10,442	7,603	7,089
Impairment of long-term investment	—	3,312	200
Loss on extinguishment of debt	—	5,488	—
Loss on disposal of assets	7,539	119	8,323
Other	412	623	(625)
(Increase) decrease in assets:
Receivables	11,354	6,742	31,615
Deferred charges and other assets	(26,256)	(27,206)	(6,065)
Increase (decrease) in liabilities:
Accounts payable	(2,850)	(638)	6,203
Accrued compensation and other expenses	13,815	9,699	254
Accrued taxes payable and other tax contingencies	309	(1,457)	(4,718)
Net cash provided by operating activities	163,467	89,433	146,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(529,559)	(92,436)	(142,555)
Sales of short-term investments	256,726	389,032	399,105
Purchases of property and equipment	(11,793)	(4,509)	(2,576)
Capitalized patent costs	(30,615)	(33,481)	(32,069)
Acquisition of patents	—	—	(2,250)
Acquisition of business, net of cash acquired	—	—	(142,985)
Proceeds from sale of business	910	10,000	—
Long-term investments	4,285	(350)	(6,686)
Net cash (used in) provided by investing activities	(310,046)	268,256	69,984
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	1,892	2	6,723
Proceeds from issuance of senior convertible notes	—	400,000	—
Payments on long-term debt	(94,909)	(221,091)	—
Purchase of convertible bond hedge	—	(72,000)	—
Payment for warrant unwind	—	(4,184)	—
Prepayment penalty on long-term debt	—	(10,763)	—
Proceeds from hedge unwind	—	9,038	—
Proceeds from issuance of warrants	—	47,600	—
Payments of debt issuance costs	—	(8,375)	—
Proceeds from noncontrolling interests	5,333	15,666	—
Dividends paid	(43,072)	(44,580)	(48,468)
Taxes withheld upon restricted stock unit vestings	(1,751)	(4,368)	(8,807)
Repurchase of common stock	(349)	(196,269)	(110,505)
Net cash used in financing activities	(132,856)	(89,324)	(161,057)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(279,435)	268,365	55,719
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	757,098	488,733	433,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$477,663	$757,098	$488,733
____________
Refer to Note 1, "Background and Basis of Presentation," for additional supplemental cash flow information. Additionally, refer to Note 6, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities" for a reconciliation to the consolidated balance sheets..
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

1.BACKGROUND AND BASIS OF PRESENTATION
InterDigital designs and develops advanced technologies that enable and enhance wireless communications and capabilities. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in digital cellular and wireless products and networks, including 2G, 3G, 4G, 5G and IEEE 802-related products and networks, as well as video processing, coding and display technology. We are a leading contributor of innovation to the wireless communications industry, as well as a leading holder of patents in the video industry.
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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of December 31, 2020. InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements. The potential impact of COVID-19 will continue to be analyzed going forward.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	FOR THE YEAR ENDED DECEMBER 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2020	2019	2018
Interest paid	$8,712	$7,886	$4,740
Income taxes paid, including foreign withholding taxes	26,233	24,229	33,904
Non-cash investing and financing activities:
Dividend payable	10,786	10,746	11,627
Increases in noncontrolling interests	—	13,750	—
Non-cash acquisition of patents	33,300	22,500	—
Accrued capitalized patent costs and property and equipment	(436)	1,619	(2,789)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING GUIDANCE
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
As of December 31, 2020 and 2019, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than 2 years, and we have both the ability and intent to hold the investments until maturity.
Other-than-Temporary Impairments
We review our investment portfolio during each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other-than-temporary. For non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We charge the impairment to the "Other Income, Net" line of our consolidated statements of income.
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
The carrying value of goodwill as of December 31, 2020 and 2019 was $22.4 million, respectively, which was included within "Other Non-Current Assets" in the consolidated balance sheets. No impairments were recorded during 2020, 2019 or 2018 as a result of our annual goodwill impairment assessment.
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
Leases
In February 2016, the FASB issued ASC 842, which outlines a comprehensive change to the lease accounting model ("ASC840"). The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition effective date method.
We determine if an arrangement is a lease at inception. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date, except short-term leases with an original term of 12 months or less, based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease right-of-use assets also includes any lease payments made and excludes lease incentives. Lease expense is recognized over the expected term on a straight-line basis. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.

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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. We did not have any long-lived asset impairments in 2020, 2019 or 2018.
Revenue Recognition
We adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606) effective January 1, 2018. The disclosure below is a description of our revenue recognition accounting policies which were in effect beginning January 1, 2018 under ASC 606.
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple performance obligations. These agreements can include, without limitation, performance obligations related to the settlement of past patent infringement liabilities, patent and/or know-how licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term.
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
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from fixed-fee license arrangements, with contractual payment terms and the remaining material amounts of revenue are from variable patent license agreements, with quarterly payments. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. Our provision for doubtful accounts was $0.0 million and $0.5 million as of December 31, 2020 and 2019, respectively.

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
The carrying value of our investments in other entities are included within "Other Non-Current Assets" on our consolidated balance sheets. During 2020, 2019 and 2018, we made investments in other entities of $0.2 million, $0.4 million and $6.7 million, respectively. The carrying value of our investments in other entities as of December 31, 2020 and 2019 was $15.5 million and $14.2 million, respectively, the majority of which are accounted for under the measurement alternative for equity investments described above.
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
For example, from time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense and amortize these expenses in proportion to our recognition of the related revenue. Commission expense is included within the "Patent administration and licensing" line of our consolidated statements of income and was immaterial for the years presented. There were no new direct contract costs incurred during 2020, 2019 or 2018.

Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2024 Notes and 2020 Notes, defined and discussed in detail within Note 10, "Obligations", we incurred directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. The debt issuance costs allocated to the liability component of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized over the term of the debt using the effective interest method and are included within the "Interest expense" line of our consolidated statements of income. The costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. The balance of unamortized deferred financing costs as of December 31, 2020 and 2019 was $4.6 million and $5.9 million, respectively. The Company incurred $6.4 million of new debt issuance costs during 2019 in conjunction with the issuance of the 2024 Notes, noting no new debt issuance costs were incurred in 2020 or 2018. Deferred financing expense was $1.2 million, $1.5 million and $1.4 million in 2020, 2019 and 2018, respectively.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any capitalized software costs related to research and development in any period presented. Research, development and other related costs were approximately $84.6 million, $74.9 million and $69.7 million in 2020, 2019 and 2018, respectively.
Compensation Programs
We use a variety of compensation programs to attract, retain and motivate our employees, and to align employee compensation more closely with company performance. These programs include, but are not limited to, short-term incentives tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, and long-term incentives in the form of stock option awards, time-based restricted stock unit (“RSU”) awards, performance-based awards and cash awards, noting equity awards are granted pursuant to the terms and conditions of our Equity Plans (as defined in Note 13, "Compensation Plans and Programs"). Our long-term incentives, including equity awards, typically include annual equity and cash award grants with three to five year vesting periods; as a result, in any one year, we are typically accounting for at least three active cycles.
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
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls related to share-based compensation for the years ended 2020, 2019 and 2018 were $0.2 million, $0.2 million and $1.8 million, respectively.
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
The financial statement recognition of the benefit for an uncertain tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.
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
Accounting Standards Update: Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance on a prospective basis as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
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
Accounting Standards Update: Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). The amendments in this ASU are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 with early adoption allowed. We have determined that the adoption will not have a material impact on our consolidated financial statements.

.Accounting Standards Update: Simplifying the Accounting for Convertible Debt Instruments
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in this ASU are intended to simplify accounting for convertible debt instruments and convertible preferred stock by removing certain accounting models which separate the embedded conversion features from the host contract. ASU 2020-06 also amends certain guidance in ASC 260 on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption permitted for fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective methods of transition. We will elect to early adopt this standard on a modified retrospective approach as of January 1, 2021. We expect this adoption to increase Long-term debt $50.2 million at January 1, 2021, which is comprised of $51.6 million of unamortized interest discount and the $1.9 million equity component of the deferred financing costs, net catch up amortization of $0.5 million, due to the new standard no longer requires bifurcation of the embedded conversion feature from the host contract. We also expect this adoption to reduce non-cash interest expense starting in 2021 due to the removal of the accretion of the debt discount.
3.    REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Variable patent royalty revenue	$26,587	$30,428	$36,384
Fixed-fee royalty revenue	298,461	257,221	239,347
Current patent royalties [a]	325,048	287,649	275,731
Non-current patent royalties [b]	21,582	19,782	26,329
Total patent royalties	346,630	307,431	302,060
Current technology solutions revenue [a]	11,761	10,518	4,594
Patent sales [b]	600	975	750
Total revenue	$358,991	$318,924	$307,404
a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
During the year ended December 31, 2020, we recognized $145.8 million of revenue that had been included in deferred revenue as of the beginning of the period. As of December 31, 2020, we had contract assets of $9.7 million and $8.9 million included within "Accounts receivable" and "Other non-current assets" in the consolidated balance sheet, respectively. As of December 31, 2019, we had contract assets of $16.2 million and $10.2 million included within "Accounts receivable" and "Other non-current assets" in the consolidated balance sheet, respectively.

Contracted Revenue
Based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of December 31, 2020, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue
2021	$273,815
2022	236,045
2023	44,469
2024	89
2025	—
Thereafter	—
$554,418
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
The Company’s chief operating decision maker assesses company-wide performance and allocates resources based on consolidated financial information. As such, we have one reportable segment. During 2020, 2019 and 2018, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
United States	$128,238	$139,162	$119,159
South Korea	111,634	113,189	112,291
China	63,172	11,103	309
Japan	23,694	35,614	29,525
Taiwan	10,059	938	23,326
France	7,773	5,895	277
Sweden	7,573	6,934	6,933
Other Europe	6,848	5,810	5,116
Other Asia	—	279	468
Finland	—	—	10,000
Total	$358,991	$318,924	$307,404
During 2020, 2019 and 2018, the following licensees or customers accounted for 10% or more of total revenues:

	2020	2019	2018
Apple	31%	35%	36%
Samsung	22%	25%	25%
Huawei	15%	—%	—%
LG	<10%	10%	10%

As of December 31, 2020, 2019 and 2018, we held $435.0 million, $446.6 million and $464.6 million of our property, equipment and patents, net of accumulated depreciation and amortization, respectively, of which greater than 95% of the total was within the United States in each of the years presented. As of December 31, 2020, we held $23.1 million of property, equipment and patents, net of accumulated depreciation and amortization, collectively, in Canada, and Europe.

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
The Technicolor Patent Acquisition met the definition of a business combination and, as such, was accounted for using the acquisition method of accounting. Under the terms of the agreement, in third quarter 2018, we paid Technicolor $158.9 million in cash, inclusive of $15.9 million of cash acquired, yielding net cash consideration of $143.0 million. We funded this payment with cash on hand. Under the terms of the original agreement, Technicolor was to receive 42.5% of all of InterDigital's future cash receipts (net of estimated operating expenses) from InterDigital’s new licensing efforts in the consumer electronics field; there was no revenue sharing associated with InterDigital’s mobile industry licensing efforts. As such, we accounted for the portion of the future cash receipts owed to Technicolor relating to patents existing as of the date of the acquisition as a contingent consideration liability, which was valued at $18.6 million as of the acquisition date. This revenue-sharing arrangement and associated contingent consideration liability were modified in conjunction with the R&I Acquisition, which closed during second quarter 2019. Refer to the discussion below. Additionally, as of the acquisition date, we estimated we would receive payments totaling $20.2 million relating to the transaction from Technicolor.
We allocated the fair value of consideration transferred to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We recorded the excess of the fair value of consideration transferred over the net values of these assets and liabilities as goodwill. We estimated the fair value of the intangible assets in this transaction through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, we based the inputs and assumptions used to develop these estimates on a market participant perspective and included estimates of projected revenues, discount rates, economic lives and income tax rates, among others, and all of these estimates require significant management judgment. For the market approach, we applied judgment to identify the most comparable market transactions to this transaction. Refer to Note 7, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities", for discussion regarding the valuation methodologies used for the contingent consideration liability.

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
The amount of revenue and earnings that would have been included in the Company’s consolidated statements of income for the years ended December 31, 2018 had the acquisition date been January 1, 2018 are reflected in the table below. These amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional interest expense as well as amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been recorded as of January 1, 2018. In addition, pro forma adjustments have been made to reflect the impact of the transaction-related costs discussed below. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. The amounts in the table are unaudited (in thousands, except per share data):

For the Year Ended December 31,
2018
(Unaudited)
Actual revenue	$307,404
Supplemental pro forma revenue	$314,096
Actual earnings	$65,031
Supplemental pro forma earnings	$52,754
Actual diluted earnings per share	$1.84
Supplemental pro forma diluted earnings per share	$1.49

Acquisition of Technicolor's Research & Innovation Unit
On May 31, 2019, we completed the acquisition of the Research & Innovation unit of Technicolor, which we refer to as the R&I Acquisition. The R&I Acquisition expanded the Company’s research capabilities in video coding, Internet of Things (IoT) and smart home, imaging sciences, augmented reality and virtual reality, and artificial intelligence and machine learning technologies. The Technicolor R&I unit was the driving creative force behind the patent portfolio that was acquired in the Technicolor Patent Acquisition discussed above.
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
The R&I Acquisition resulted in a net gain of approximately $14.2 million, inclusive of the $20.5 million gain from the derecognition of the contingent consideration liability described below, all of which is included within “Other Income, Net” in the consolidated statement of income for the year ended December 31, 2019.
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
The estimated acquisition date fair value of the contingent consideration liability of $18.6 million was determined utilizing a Monte Carlo simulation model. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs that are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 7, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities".
As a result of the R&I Acquisition in second quarter 2019, under the amended revenue-sharing arrangement described above, Technicolor will now receive 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles, but will no longer receive revenue-sharing from other licensing efforts in the consumer electronics field outside of the Madison Arrangement. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the R&I Acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain during the year ended December 31, 2019 and is included within "Other Income, Net" in the consolidated statement of income for the period. As of December 31, 2020 and 2019, the contingent consideration liability from the amended revenue-sharing arrangement was deemed not probable and estimable and is therefore not reflected within the consolidated financial statements.
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

As of December 31, 2020 and 2019, the combined accumulated projected benefit obligation related to these plans totaled $7.6 million and $6.2 million, respectively. Service cost and interest cost for the combined plans totaled $0.6 million, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted average discount rate and assumed salary increase rate for these plans were 0.44% and 3.0%, respectively. These plans are not required to be funded and were not funded as of December 31, 2020. Expected future benefit payments under these plans as of December 31, 2020 were as follows (in thousands):

2021	$229
2022	381
2023	547
2024	297
2025	540
Thereafter	2,699
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
We were deemed to be the principal in this collaborative arrangement under ASC 808, and, as such, in accordance with ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations, we record revenues generated on sales to third parties and costs incurred on a gross basis in the consolidated statements of income. Therefore, we recognize all royalties from customers as revenue and payments to Sony for its royalty share as operating expenses within the consolidated statements of income. Cost reimbursements for expenses incurred resulting from fulfilling the duties of the licensing agent are recorded as contra expenses. During the year ended December 31, 2020 and 2019, gross revenues recorded related to the Madison Arrangement were $5.5 million and $13.5 million, respectively, and are reflected within "Patent licensing royalties" in the consolidated statement of income. Net operating expenses related to the Madison Arrangement during the year ended December 31, 2020, 2019, and 2018 were approximately $8.4 million, $12.0 million and $2.8 million, including $2.5 million, $6.3 million, and $0.0 million related to revenue sharing, respectively, and are reflected primarily within "Patent administration and licensing" expenses in the consolidated statement of income.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of December 31, 2020 is disclosed within Note 7, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities". Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest expense” in the consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the year ended December 31, 2020 and 2019, we recognized $3.1 million and $2.7 million of interest expense related to this debt which is included within “Interest expense” in the consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. As of December 31, 2020 and 2019, the Company had $3.1 million and $9.5 million of restricted cash included within the consolidated balance sheet attributable to the Madison Arrangement. Refer to Note 6, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities", for a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets.
Commitments
To receive consent from both Sony and CPPIB Credit to assume the rights and responsibilities of Technicolor under the Madison Arrangement, we committed to contributing cash to fund shortfalls in the Madison Arrangement, up to a maximum of $25.0 million. This commitment expired as of December 31, 2020 and we did not contribute any shortfall funding.
Transaction Costs
Transaction and integration related costs related to the above transactions for the years ended December 31, 2020, 2019 and 2018 were $2.3 million, $8.4 million and $17.8 million, respectively. The majority of these costs were recorded within “Patent administration and licensing” and “Selling, general and administrative” expenses in the consolidated statements of income.
Hillcrest Product Business
On December 20, 2016, we acquired Hillcrest Laboratories, Inc. ("Hillcrest"), a pioneer in sensor processing technology, for approximately $48.0 million in cash, net of $0.4 million cash acquired. The business combination transaction was accounted for using the acquisition method of accounting.
On July 19, 2019, we completed the sale of Hillcrest's product business to a subsidiary of CEVA, Inc. In connection with the sale, we received initial proceeds of $10.0 million, with a customary portion of the purchase price placed in escrow to secure potential indemnification claims. As part of the transaction, we retained substantially all of the Hillcrest patent assets that we acquired in 2016. As a result of this transaction, we recorded an $8.5 million gain on sale which is included within "Other Income, Net" in the consolidated statements of income for the year ended December 31, 2019.
6.    CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Money market and demand accounts	$397,522	$757,098
Commercial paper	80,141	—
Total cash, cash equivalents and restricted cash	$477,663	$757,098

The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of December 31, 2020 and 2019 within the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$473,474	$745,491
Restricted cash included within prepaid and other current assets	3,108	10,526
Restricted cash included within other non-current assets	1,081	1,081
Total cash, cash equivalents and restricted cash	477,663	757,098
Marketable Securities
As of December 31, 2020 and 2019, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment-grade government and corporate debt securities that have maturities of less than 2 years, and we have both the ability and intent to hold the investments until maturity. We recorded no other-than-temporary impairments during 2020, 2019 or 2018. The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2020, 2019 and 2018.
    Marketable securities as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$285,244	$5	$(7)	$285,242
U.S. government securities	166,195	44	(16)	166,223
Corporate bonds, asset backed and other securities	81,540	314	(5)	81,849
Total available-for-sale securities	$532,979	$363	$(28)	$533,314
Reported in:
Cash and cash equivalents				$80,141
Short-term investments				453,173
Total marketable securities				$533,314

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government securities	$105,453	$249	$—	$105,702
Corporate bonds, asset backed and other securities	73,276	226	—	73,502
Total available-for-sale securities	$178,729	$475	$—	$179,204
Reported in:
Cash and cash equivalents				$—
Short-term investments				179,204
Total marketable securities				$179,204
As of December 31, 2020 and 2019, $517.4 million and $163.1 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within one to two years.

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. As of December 31, 2020 and 2019, five and seven licensees comprised 53% and 73%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2020 and December 31, 2019 (in thousands):

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$397,522	$—	$—	$397,522
Commercial paper (b)	—	285,242	—	285,242
U.S. government securities	—	166,223	—	166,223
Corporate bonds, asset backed and other securities	—	81,849	—	81,849
	$397,522	$533,314	$—	$930,836

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$757,098	$—	$—	$757,098
U.S. government securities	—	105,702	—	105,702
Corporate bonds and asset backed securities	—	73,502	—	73,502
	$757,098	$179,204	$—	$936,302
_______________
(a)Included within cash and cash equivalents.
(b)As of December 31, 2020, $80.1 million of commercial paper was included within cash and cash equivalents.

Level 3 Fair Value Measurements
Contingent Consideration
As discussed further in Note 5, "Business Combinations and Other Transactions," we completed the Technicolor Patent Acquisition during third quarter 2018. In conjunction with the Technicolor Patent Acquisition, we initially recognized a contingent consideration liability which was measured at fair value on a recurring basis using significant unobservable inputs classified as Level 3 measurements within the fair value hierarchy. We utilized a Monte Carlo simulation model to determine the estimated fair value of the contingent consideration liability through first quarter 2019. A Monte Carlo simulation uses random numbers together with volatility assumptions to generate individual paths, or trials, for variables of interest governed by a Geometric Brownian Motion in a risk-neutral framework.
During second quarter 2019, we completed the R&I Acquisition. The transaction met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. As discussed in Note 5, "Business Combinations and Other Transactions," as part of this acquisition, Technicolor reduced its rights to the revenue-sharing arrangement that created the initial contingent consideration liability from the Technicolor Patent Acquisition. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain which is included within "Other Income, Net" in the consolidated statement of income for the year ended December 31, 2019. Therefore, effective as of the acquisition date of May 31, 2019, the contingent consideration liability was no longer a Level 3 fair value recurring measurement. As of December 31, 2020 and 2019, the contingent consideration liability from the amended revenue-sharing arrangement was deemed not probable and estimable and is therefore not reflected within the consolidated financial statements.
Fair Value of Long-Term Debt
2024 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	December 31, 2020			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$343,821	$418,760	$494,909	$423,657	$492,969

Technicolor Patent Acquisition Long-term Debt
As more fully disclosed in Note 5, "Business Combinations and Other Transactions," we recognized long-term debt in conjunction with the Technicolor Patent Acquisition. The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the consolidated balance sheet as of December 31, 2020 and December 31, 2019 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$24,171	$27,016	$21,101	$23,305
Non-Recurring Fair Value Measurements
Investments in Other Entities
As disclosed in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", we made an accounting policy election to utilize a measurement alternative for equity investments that do not have readily determinable fair values, which applies to our long-term strategic investments in other entities. Under the alternative, our long-term strategic investments in other entities that do not have readily determinable fair values are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any adjustments to the carrying value of those investments are considered non-recurring fair value measurements.
During year ended 2020, we recognized $5.6 million of unrealized gains resulting from observable price changes in orderly transactions of our long-term strategic investments, which was included within “Other Income, Net” in the consolidated statement of income. During the year ended December 31, 2019, we recognized a net loss of $2.6 million resulting from the partial impairment of one of our strategic investments partially offset by a gain on sale of a separate strategic investment, which is included within "Other Income, Net" in the consolidated statement of income. During the year ended December 31, 2018, we recognized an aggregate $8.4 million loss resulting from the sale of our entire ownership interest in one of our strategic investments and the impairment of a separate strategic investment. Certain of our investments in other entities may be seeking additional financing in the next twelve months or potential exit strategies. We will continue to review and monitor our investments in other entities for any indications of an increase in fair value or impairment.
Lease Assets
During 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Operating lease right-of-use asset related to the abandonment of one of our leased properties, which was included within “Operating Expense” in the consolidated statement of income.
Patents
During 2020, we entered into a multi-year, worldwide, non-exclusive, royalty-bearing patent license with Huawei Investment & Holding Co., Ltd. (“Huawei”). A portion of the future consideration for the agreement was in the form of patents. We have determined the estimated fair value of the patents for determining the transaction price for revenue recognition purposes, which was estimated to be $19.3 million utilizing the market approach. The value is amortized as a non-cash expense over the patents' estimated useful lives. Additionally, as previously disclosed, during 2019 and 2018, we entered into patent license agreements with ZTE and Sony, respectively, for which a portion of the consideration was patents. The estimated fair value of the ZTE patents was $14.0 million, and the estimated fair value of the Sony patents was $22.5 million, which are being amortized as a non-cash expense over their estimated useful lives. We estimated the fair value of the patents in the ZTE and Sony transactions utilizing the market approach, and the cost approach, respectively.
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

8.    PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$16,003	$11,320
Leasehold improvements	11,076	11,315
Building and improvements	3,548	3,702
Engineering and test equipment	1,183	1,333
Furniture and fixtures	1,051	1,121
Property and equipment, gross	32,861	28,791
Less: accumulated depreciation	(16,231)	(18,574)
Property and equipment, net	$16,630	$10,217
Depreciation expense was $5.3 million, $3.9 million and $3.7 million in 2020, 2019 and 2018, respectively.
9.    PATENTS, GOODWILL AND OTHER INTANGIBLE ASSETS
Patents
As of December 31, 2020 and 2019, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2020	2019
Weighted average estimated useful life (years)	9.9	9.9
Gross patents	$945,609	$905,814
Accumulated amortization	(527,266)	(469,475)
Patents, net	$418,343	$436,339
Amortization expense related to capitalized patent costs was $74.9 million, $72.3 million and $61.8 million in 2020, 2019 and 2018, respectively. These amounts are recorded within the "Patent administration and licensing" line of our consolidated statements of income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2020 is as follows (in thousands):

2021	74,208
2022	69,897
2023	63,890
2024	55,110
2025	51,068
Goodwill
The following table shows the change in the carrying amount of our goodwill balance from December 31, 2018 to December 31, 2020, all of which is allocated to our one reportable segment (in thousands):

Goodwill balance as of December 31, 2018	$22,421
Activity	—
Goodwill balance as of December 31, 2019	$22,421
Activity	—
Goodwill balance as of December 31, 2020	$22,421

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
Long-term debt obligations, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are comprised of the following (in thousands):

	December 31,
	2020	2019
2.00% Senior Convertible Notes due 2024	$400,000	$400,000
1.50% Senior Convertible Notes due 2020	—	94,909
Less:
Unamortized interest discount	(51,567)	(65,393)
Deferred financing costs	(4,612)	(5,859)
Total net carrying amount of Senior Convertible Notes	343,821	423,657
Less: Current portion of long-term debt	—	94,170
Long-term net carrying amount of Senior Convertible Notes	$343,821	$329,487
There were no finance leases as of December 31, 2020 or December 31, 2019.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2020, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	400,000
2025	—
Thereafter	—
$400,000
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
The 2024 Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 12.3018 shares of common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share), as adjusted pursuant to the terms of the indenture governing the 2024 Notes (the "Indenture"). The conversion rate of the 2024 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2024 Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. As of December 31, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of common stock.
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
2020 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
During second quarter 2019, the Company used $232.7 million from the offering of the 2024 Notes to repurchase $221.1 million in aggregate principal amount of the 1.50% Senior Convertible Notes due 2020 (the "2020 Notes") in privately negotiated transactions concurrently with the offering of the 2024 Notes. As a result of the partial repurchase of the 2020 Notes, $94.9 million in aggregate principal amount of the 2020 Notes remain outstanding as of December 31, 2019. On March 1, 2020, the maturity date of the 2020 Notes, the Company repaid in full the remaining $94.9 million of outstanding principal.

We recognized a $5.5 million loss on extinguishment of debt during the year ended December 31, 2019 in connection with this repurchase, which was included within "Other Income, Net" in the consolidated statement of income for the period. The loss on extinguishment represents the difference between the calculated fair value of the debt immediately prior to its derecognition and the carrying amount of the debt component, including any unamortized debt discount and issuance costs. The remaining consideration paid for the partial repurchase of the 2020 Notes was allocated to the reacquisition of the equity component, which equaled $13.0 million ($10.6 million net of tax) and was recorded as a reduction of equity during the year ended December 31, 2019. The remaining unamortized debt discount and issuance costs of $3.3 million was amortized throughout the remaining life of the 2020 Notes, up to maturity on March 1, 2020.
The following table presents the amount of interest cost recognized for the years ended December 31, 2020, 2019 and 2018 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands).

	For the Year Ended December 31,
	2020			2019			2018
	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total	2020 Notes
Contractual coupon interest	$8,000	$237	$8,237	$4,600	$2,824	$7,424	$4,740
Accretion of debt discount	13,157	669	13,826	7,322	7,743	$15,065	12,434
Amortization of financing costs	1,176	70	1,246	654	821	1,475	1,390
Total	$22,333	$976	$23,309	$12,576	$11,388	$23,964	$18,564

11.    COMMITMENTS
Minimum future payments for accounts payable and other purchase commitments, excluding long-term operating leases for office space, as of December 31, 2020 were as follows (in thousands):

2021	$16,113
2022	—
2023	—
2024	—
2025	—
Thereafter	—
We are subject to a revenue-sharing arrangement with Technicolor resulting from the Technicolor Patent Acquisition and the R&I Acquisition. We also assumed certain defined benefit plan liabilities in conjunction with these transactions. Refer to Note 5, "Business Combinations and Other Transactions," for further information.
Refer to Note 10, "Obligations," for details of the Company's long-term debt obligations. Refer to Note 17, "Leases," for maturities of the Company's operating lease liabilities as of December 31, 2020.

12.    LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS
Huawei China Proceeding
On January 3, 2019, InterDigital was notified that a civil complaint was filed on January 2, 2019 by Huawei Technologies Co., Ltd. ("Huawei") and certain of its subsidiaries against InterDigital, Inc. and certain of its subsidiaries in the Shenzhen Intermediate People’s Court (the "Shenzhen Court") seeking a determination that the Company had violated an obligation to license their patents that are essential to 3G, 4G and 5G wireless telecommunication standards on fair, reasonable and non-discriminatory terms and conditions. On June 8, 2020, Huawei filed an application with the Shenzhen Court to dismiss the legal proceeding, and on June 9, 2020, the Company filed an application with the IP Tribunal of the China Supreme People's Court (the "SPC") to dismiss the Company's jurisdictional appeal. On July 1, 2020, the SPC dismissed the Company's jurisdictional appeal, and on July 31, 2020, the Shenzhen Court granted Huawei's petition to dismiss the legal proceeding. Accordingly, there are no further proceedings in this matter.
Lenovo
U.K. Proceeding
On August 27, 2019, InterDigital, Inc. and certain of its subsidiaries filed a claim in the High Court against Lenovo Group Limited and certain of its subsidiaries. The claim, as amended, alleges infringement of five of the Company's patents relating to 3G and/or 4G/LTE standards: European Patent (U.K.) Nos. 2,363,008 (the "'008 Patent"); 2,421,318; 2,485,558; 2,557,714; and 3,355,537.
On August 26, 2020, the UK Supreme Court handed down its judgment in the combined appeals in the Unwired Planet and Conversant proceedings, finding, among other things, that UK Courts have jurisdiction to determine fair, reasonable and non-discriminatory ("FRAND") royalty terms and conditions (including, where appropriate, that the terms of a FRAND license would be worldwide) and to award a FRAND injunction under a UK patent that has been found valid, essential and infringed against a defendant that does not enter into a license on the terms the UK Court determines to be FRAND. Subsequently, on September 25, 2020 the Court made an Order recording that Lenovo was no longer pursuing its application challenging the jurisdiction of the High Court and that Lenovo would pay the Company's costs in relation to the same.
The Court has held case management conferences on October 6, 2020, December 16, 2020, a further disclosure hearing on January 19, 2021 and Pre-Trial Review hearings for the first trial on January 28, 2021 and February, 8 2021. At those hearings, the High Court entered a schedule for the technical and non-technical FRAND proceedings. The first two trials that have been scheduled are technical trials in March 2021 and June 2021 and the non-technical FRAND trial is scheduled in January 2022. The Company was also granted permission at the October 6 hearing to amend its claim to seek declarations that Lenovo is an "unwilling licensee" based on its refusal to submit to the outcome of the FRAND determination by the High Court, and that it is therefore not entitled to enforce the Company's commitments under the ETSI IPR Policy against it. Lenovo has subsequently amended its case to seek a declaration that the Company is an "unwilling licensor" and has denied that it is not entitled to enforce the Company's commitments under the ETSI IPR Policy. On October 27, 2020, the Company filed an application to schedule a trial to determine the issue of whether Lenovo is an "unwilling licensee," and whether Lenovo is able to rely on the Company's commitments under the ETSI IPR Policy against it, prior to the non-technical FRAND trial. The Court held that while the Company was entitled to plead these issues and have them determined, the trial timetable and likely timing of any appeals meant that the determination of the "willingness" issues should be reserved to the non-technical FRAND trial.
District of Delaware Patent Proceeding
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

On July 14, 2020, the Delaware District Court heard the parties' oral arguments regarding Lenovo's motion to dismiss six of the eight patents-at-issue in the case. The Delaware District Court denied Lenovo's motion to dismiss in its entirety, finding in the Company's favor that all of the challenged claims of all six of the challenged patents cover patent-eligible subject matter under Section 101 of the Patent Act. On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial for December 5, 2022.
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
On June 22, 2020, the Company filed a motion to dismiss Lenovo's Sherman Act claims with prejudice, and to dismiss Lenovo's breach of contract claim with leave to re-file as a counterclaim in the Company's legal proceeding against Lenovo in the Delaware District Court discussed above. On July 17, 2020, the United States Department of Justice ("DOJ") filed a statement of interest supporting the Company's motion to dismiss Lenovo's antitrust claims. On July 20, 2020, Lenovo filed its response to the Company's motion to dismiss, and ACT | The App Association ("App Association") filed a motion for leave to file an amicus brief in support of Lenovo's antitrust claims. On August 5, 2020, the Company filed its reply in support of its motion to dismiss. Oral argument on the Company's motion to dismiss was held on October 27, 2020. The Delaware District Court has not yet ruled on the motion.
China Proceeding
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. The Beijing action remains pending.
Xiaomi
China Proceeding
On August 5, 2020, the Company was informed in writing by Xiaomi Corporation ("Xiaomi") that, on June 3, 2020, Xiaomi Communication Technology Co., Ltd. and certain of its affiliates filed a complaint against the Company and one of its subsidiaries in the Wuhan Intermediate People's Court (the "Wuhan Court") seeking for the Wuhan Court to determine a global FRAND rate for a license to the Company's 3G and/or 4G/LTE SEPs. The Company was informed on September 25, 2020 that the Wuhan Court held an ex parte hearing on or about September 23, 2020 and issued an order that, among other things, enjoins the Company from seeking a preliminary and permanent injunction against Xiaomi and certain of its subsidiaries for infringement of certain of the Company's patents related to 3G and/or 4G/LTE standards in the Company's case in the Delhi High Court discussed below, or elsewhere. The Wuhan Court ordered a fine of up to one million yuan per day if the Company were to violate the order. The Company contends that it has not yet been properly served with Xiaomi's complaint or the Wuhan Court's anti-suit injunction order. On October 13, 2020, the Company filed an application challenging the jurisdiction of the Wuhan Court to take up Xiaomi’s complaint. That jurisdiction challenge remains pending.
On September 30, 2020, the Company filed a preliminary conditional response seeking reconsideration of the Wuhan Court's anti-suit injunction, and requested a hearing, which was held on October 16, 2020. The Company filed a post-hearing submission on October 23, 2020. In a decision dated December 4, 2020, the Wuhan Court dismissed the Company’s reconsideration petition.
India Proceeding
On July 29, 2020, the Company and certain of its subsidiaries filed two patent infringement actions in the Delhi High Court in New Delhi, India (the "Delhi High Court") against Xiaomi and certain of its subsidiaries. The first complaint alleges infringement of five of the Company's patents related to 3G and/or 4G/LTE standards: Indian Patent Nos. 262910; 295912; 298719; 313036; and 320182. The second complaint alleges infringement of three of the Company's patents related to H.265/HEVC standards: Indian Patent Nos. 242248; 299448; and 308108. In these proceedings, the Company is seeking compensatory and punitive damages for Xiaomi's infringement of the asserted patents. The Company is further seeking, among other remedies, interim and permanent injunctive relief to prevent further infringement of the litigated patents in India, unless Xiaomi elects to take a license on terms determined to be FRAND by the Delhi High Court. The Company’s application for interim injunctive relief remains pending. On January 21, 2021, Xiaomi filed its replies to the cellular and HEVC complaints.

The Company has filed an application to forfeit or strike those replies as untimely filed. The Company’s application remains pending.
On September 29, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Delhi High Court, seeking, among other things, to enjoin Xiaomi from enforcing the Wuhan Court's September 23, 2020 anti-suit injunction order described above. On October 9, 2020, the Delhi High Court granted the Company's motion and issued an ad interim injunction restraining Xiaomi from enforcing the anti-suit injunction order issued by the Wuhan Court, pending further consideration of the Company's application for an anti-anti-suit injunction at a hearing on November 25, 2020. On November 3, 2020, Xiaomi filed an appeal with the appellate division of the Delhi High Court seeking, inter alia, to (i) set aside the October 9 ad interim anti-anti-suit injunction order, (ii) set aside certain subsequent orders of the first instance court and (iii) stay further pursuit of the Company's application for an interim injunction with respect to infringement of the patents in the first suit. That appeal was dismissed on November 6. From November 25, 2020 through December 15, 2020, the Delhi High Court held hearings on the Company’s application for an anti-anti-suit injunction. A decision on the Company’s application remains pending.
German Proceeding
On October 30, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Munich District Court, seeking to enjoin Xiaomi from continuing to pursue the Wuhan Court's September 23, 2020 anti-suit injunction order described above with respect to Germany. On November 11, 2020, the Munich court granted the Company's motion and issued an ex parte injunction restraining Xiaomi from pursuing the anti-suit injunction. The Company filed penalty requests for non-compliance with said court order. Xiaomi opposed the injunction and requested stay of enforcement, and an oral hearing was held on January 28, 2021. At the hearing, the Munich Court dismissed the request for stay of enforcement. A decision on the opposition and the penalty request will be rendered on February 25, 2021. This decision can then be appealed to the Higher Regional Court Munich.

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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2020.

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
As of December 31, 2020, we had unrecognized compensation cost related to share-based awards of $8.0 million, at current performance accrual rates. For grants with graded vesting, we expect to amortize the associated unrecognized compensation cost using an accelerated method. For grants made that cliff vest, we expect to amortize the associated unrecognized compensation cost as of December 31, 2020, on a straight-line basis generally over a three to five-year period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance achievement against these goals, the number of shares that vest can be anywhere from 0 to 2 times the target number of shares.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2019	955	$62.40
Granted*	626	46.18
Forfeited	(213)	66.11
Vested	(103)	65.06
Balance at December 31, 2020	1,265	$53.53
* These numbers include less than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout.

During 2020, 2019 and 2018, we granted approximately 0.4 million, 0.3 million and 0.3 million RSUs under the Equity Plans, respectively, with weighted-average grant date fair values of $46.18, $66.19 and $73.75, respectively, assuming target payout for the performance based awards. The total vest date fair value of the RSUs that vested in 2020, 2019 and 2018 was $6.7 million, $12.7 million and $25.2 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2020, 2019 and 2018 was $65.06, $58.84 and $54.75, respectively.
Other Equity Grants
We may also grant equity awards to non-management Board members and certain consultants.
Stock Options
The 2009 Plan allowed, and the 2017 Plan allows, for the granting of incentive and non-qualified stock options, as well as other securities. The administrator of the Equity Plans, the Compensation Committee of the Board of Directors, determines the number of options to be granted, subject to certain limitations set forth in the 2017 Plan. Since 2013, both incentive and non-qualified stock options have been granted annually as part of our long-term incentive programs, which have generally vested over three years. During the year ended December 31, 2018, performance-based options were granted for the first time. The number of options which cliff vest, if at all, is anywhere from 0 to 2 times the target number of options subject to the attainment of performance goals measured at the end of the performance period. These performance-based options have a vesting period between three and five years.
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
The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant and which require considerable judgment. Expected volatility was based upon a combination of implied and historic volatilities. The weighted-average grant date fair value per option award granted during the years ended December 31, 2020, 2019 and 2018 was $11.46, $13.68, and $24.56, respectively, based upon the assumptions included in the table below:

	For the Year Ended December 31,
	2020	2019	2018
Expected term (in years)	6.5	4.5	7.7
Expected volatility	37.5%	25.8%	30.1%
Risk-free interest rate	0.6%	2.4%	3.0%
Dividend yield	3.1%	2.0%	1.8%
Information with respect to current year stock option activity is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2019	825	$58.83
Granted*	307	44.63
Forfeited	(348)	65.74
Exercised	(73)	43.83
Balance at December 31, 2020	711	$50.85
* Granted amounts include performance-based option awards at their maximum potential payout.
The weighted average remaining contractual life of our outstanding options was 8.3 years as of December 31, 2020. Options with an indefinite contractual life, which were granted between 1983 and 1986 under a prior stock plan, were assigned an original life in excess of 50 years for purposes of calculating the weighted average remaining contractual life. The majority of these options have an exercise price between $9.00 and $11.63.

The total intrinsic value of our outstanding options as of December 31, 2020 was $11.2 million. Of the 0.7 million outstanding options as of December 31, 2020, 0.3 million were exercisable with a weighted-average exercise price of $39.84. Options exercisable as of December 31, 2020 had total intrinsic value of $8.4 million and a weighted average remaining contractual life of 8.6 years. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $0.1 million and $5.6 million, respectively. In 2020, we recorded cash received from the exercise of options of $1.9 million. Upon option exercise, we issued new shares of stock.
As of December 31, 2020, we had unrecognized compensation cost on our unvested stock options of $0.5 million, at current performance accrual rates. As of December 31, 2020 and 2019, we had approximately 0.5 million and 0.3 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $16.9 million and $7.6 million, respectively, if they had been fully exercised on those dates.
Defined Contribution Plans
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our 401(k) contribution expense was approximately $1.1 million, $1.1 million and $1.3 million for 2020, 2019 and 2018, respectively. At our discretion, we may also make a profit-sharing contribution to our employees’ 401(k) accounts. Additionally, the company contributed $0.2 million, $0.2 million and $0.2 million in 2020, 2019 and 2018, respectively, to other defined contribution plans.
14.    TAXES
Our income tax provision (benefit) consists of the following components for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current
Federal	$(26,092)	$(11,436)	$(3,148)
State	89	207	239
Foreign source withholding tax	26,229	19,850	25,187
	226	8,621	22,278
Deferred
Federal	(28,692)	(21,735)	(63,030)
State	119	2,457	(1,554)
Foreign source withholding tax	21,699	21,648	14,889
	(6,874)	2,370	(49,695)
Total	$(6,648)	$10,991	$(27,417)

The deferred tax assets and liabilities were comprised of the following components at December 31, 2020 and 2019 (in thousands):

	2020	2019
	Total	Total
Net operating losses	$140,940	$131,501
Deferred revenue, net	26,213	33,131
Tax credit carryforward	27,813	11,744
Stock compensation	4,082	3,307
Patent amortization	22,530	18,522
Depreciation	(1,233)	443
Goodwill	(2,211)	(1,933)
Other-than-temporary impairment	441	1,138
Other	(673)	785
Other employee benefits	5,857	7,520
Right of use asset	(4,684)	(4,913)
Lease liability	5,382	5,760
	224,457	207,005
Less: valuation allowance	(144,367)	(133,797)
Net deferred tax asset	$80,090	$73,208
Note: Included within the balance sheet, but not reflected in the tables are deferred tax assets primarily related to foreign withholding taxes that are expected to be paid within the next twelve months of $0.4 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively.
The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
State tax provision (b)	0.6%	10.2%	(8.9)%
Effects of rates different than statutory	(2.0)%	(2.8)%	(1.4)%
Change in valuation allowance	28.5%	23.3%	8.5%
Research and development tax credits	(1.6)%	(4.5)%	(4.3)%
Uncertain tax positions	(2.7)%	(0.8)%	3.9%
Permanent differences	(1.2)%	2.3%	4.9%
Stock compensation	1.1%	(0.6)%	(5.0)%
Foreign derived intangible income deduction (c)	—%	—%	(56.3)%
Amended return benefit (a)	(65.0)%	(8.4)%	(49.4)%
Other	0.1%	2.7%	1.5%
Total tax provision (benefit)	(21.2)%	42.4%	(85.5)%
(a) In 2020, a net discrete benefit of $20.9 million was recorded that primarily relates to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve.
(b) In 2019, we determined that we would not be able to utilize our state deferred tax assets for our parent company in Delaware and Pennsylvania, therefore we put a full valuation allowance on these assets.
(c) In 2018, the new Foreign Derived Intangible Income ("FDII") deduction that was enacted as part of the TCJA decreased the tax provision by 56.3%.

Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. Given the binary nature of our business, at this time we believe it is more likely than not that the majority of our state net operating losses and net operating losses in certain subsidiaries in France, as well as our non-wholly owned subsidiaries in the United States and United Kingdom will not be utilized; therefore we have maintained a near full valuation allowance against our state, French and United Kingdom net operating losses as of December 31, 2020. All other deferred tax assets are fully benefited.
Uncertain Income Tax Positions
As of December 31, 2020, 2019 and 2018, we had $3.8 million, $4.5 million and $4.4 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2020, we established reserves of $1.1 million uncertainty arising from our ability to generate the full benefit of the amended returns that utilize the current year tax asset. We also reversed reserves of $1.8 million previously established on 2016 research and development and manufacturing deduction credits as a result of the lapsing of the statute of limitations for that tax year.
During 2019, we established a reserve of $0.3 million related to an additional deduction related to the issuance cost of convertible debt that is recorded through equity.
During 2018, we established a reserve of $1.1 million related to the recognition of the 2006 to 2010 research and development credits and manufacturing deduction credits.
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2020 through 2018 (in thousands):

	2020	2019	2018
Balance as of January 1	$4,456	$4,352	$3,252
Tax positions related to current year:
Additions	1,062	402	73
Reductions	—	—	—
Tax positions related to prior years:
Additions	37	34	1,054
Reductions	—	—	(27)
Settlements	—	—	—
Lapses in statues of limitations	(1,752)	(332)	—
Balance as of December 31	$3,803	$4,456	$4,352
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For certain positions that related to years prior to 2020, we have recorded approximately $0.1 million of accrued interest during 2020 and 2019.

The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2006 to the present, with the exception of 2011 and 2012, are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2022. Excluding the Korea Competent Authority Proceeding and the Finland Competent Authority Proceeding described in the section below, specific tax treaty procedures remain open for certain jurisdictions for 2014 to the present. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years. The total amount of state net operating losses is $1.6 billion. In November 2018, the Company received notice that its 2016 U.S. Federal income tax return will be subject to audit. In February 2020, the Company received a no change letter from the IRS indicating the audit is closed. In December 2018, the Company received a notice of proposed assessment related to an ongoing audit of its California tax returns for 2013 through 2015. The Company filed a protest to the California assessment in February 2019 and in October 2020 received notice the audit was withdrawing their claim. In February 2020, the Company was notified their 2016 and 2017 California tax returns are under audit.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2020, 2019 and 2018, we paid $25.9 million, $18.8 million and $25.1 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2014 and 2020, we paid approximately $134.3 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
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
On July 24, 2018, the Company received notification that its request for competent authority pertaining to Article 27 (Mutual Agreement 14 Table of Contents Procedure) of the United States-Republic of Korea Income Tax Convention had been reviewed by the IRS and an agreement had been reached (the "Korea Competent Authority Proceeding"). As a result of this agreement, the Company received refunds of $97.4 million, inclusive of interest. In addition, we have recorded a net tax benefit of $14.7 million in our full year 2018. In September 2019, the amended tax returns for tax years covered by this agreement were filed and an additional benefit of $2.2 million was recorded related to the final refund the Company expects to receive.

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

	For the Year Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income applicable to common shareholders	$44,801	$44,801	$20,928	$20,928	$65,031	$65,031
Denominator:
Weighted-average shares outstanding: Basic	30,776	30,776	31,546	31,546	34,491	34,491
Dilutive effect of stock options, RSUs and convertible securities		282		239		816
Weighted-average shares outstanding: Diluted		31,058		31,785		35,307
Earnings Per Share:
Net income: Basic	$1.46	1.46	$0.66	0.66	$1.89	1.89
Dilutive effect of stock options, RSUs and convertible securities		(0.02)		—		(0.05)
Net income: Diluted		$1.44		$0.66		$1.84
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for the years ended December 31, 2020, 2019 and 2018, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Restricted stock units and stock options	146	128	25
Convertible securities	5,143	5,495	—
Warrants	5,662	5,495	4,404
Total	10,951	11,118	4,429
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

The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program (in thousands). As of December 31, 2020, there was approximately $71.5 million remaining under the stock repurchase authorization.

	2014 Repurchase Program
	# of Shares	Value
2020	6	$349
2019	2,962	196,269
2018	1,478	110,505
2017	107	7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	11,247	$628,536
Dividends
Cash dividends on outstanding common stock declared in 2020 and 2019 were as follows (in thousands, except per share data):

2020	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$10,762	$10,762
Second quarter	0.35	10,781	21,543
Third quarter	0.35	10,782	32,325
Fourth quarter	0.35	10,786	43,111
	$1.40	$43,111

2019
First quarter	$0.35	$11,180	$11,180
Second quarter	0.35	10,895	22,075
Third quarter	0.35	10,897	32,972
Fourth quarter	0.35	10,746	43,718
	$1.40	$43,718
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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and, as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available on the lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 (in thousands):

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets
Operating lease receivable - current	Prepaid and other current assets	$817	$—
Operating lease right-of-use assets, net	Other Non-current Assets	22,456	24,513
Total Lease Assets		$23,273	$24,513

Liabilities
Operating lease liabilities - Current	Other accrued expenses	$3,170	$3,437
Operating lease liabilities - Noncurrent	Other long-term liabilities	23,043	24,142
Total Lease Liabilities		$26,213	$27,579
The components of lease costs which were included within operating expenses in our consolidated statement of income were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease cost	$5,442	$4,776
Short-term lease cost	726	925
Variable lease cost	1,764	1,502
For the years ended December 31, 2020 and 2019, sublease income was insignificant. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2020 and 2019 was $4.9 million and $5.2 million, respectively, and was included in net cash provided by operating activities in our consolidated statement of cash flows. Operating lease right-of-use assets obtained in exchange for operating lease obligations totaled $2.5 million and $14.4 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted average remaining operating lease term was 6.6 years and the weighted average discount rate used to determine the operating lease liabilities was 5.6%. As of December 31, 2020, there have been no leases entered into that have not yet commenced.
The maturities of our operating lease liabilities as of December 31, 2020, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities
2021	$3,741
2022	5,463
2023	4,727
2024	4,508
2025	3,585
Thereafter	8,795
Total lease payments	$30,819
Less: Imputed interest	(5,423)
Present value of lease liabilities	$25,396

18.    OTHER INCOME (EXPENSE), NET
The amounts included in "Other Income, Net" in the consolidated statements of income for the year ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest and investment income	$5,661	$13,458	$14,590
Gain on asset acquisition and sale of business	—	22,690	—
Loss on extinguishment of long-term debt	—	(5,488)	—
Other income (expense), net	11,263	(1,598)	(9,171)
Other income, net	$16,924	$29,062	$5,419
Refer to Note 5, "Business Combinations and Other Transactions," for further information regarding the $14.2 million gain resulting from the R&I Acquisition and the $8.5 million gain on sale of our Hillcrest product business during the year ended December 31, 2019. Refer to Note 10, "Obligations," for further information on the $5.5 million loss on extinguishment of long-term debt recognized during the year ended December 31, 2019.
During the year ended December 31, 2020, we recognized $5.6 million of unrealized gains resulting from observable price changes in orderly transactions of our long-term strategic investments. During the year ended December 31, 2019, we recognized a net loss of $2.6 million resulting from the partial impairment of one of our strategic investments partially offset by a gain on sale of a separate strategic investment. During the year ended December 31, 2018, we recognized an aggregate $8.4 million loss resulting from the sale of our entire ownership interest in one of our strategic investments and the impairment of a separate strategic investment. These items are included in the "Other income (expense), net" caption in the table above.
19.    SELECTED QUARTERLY RESULTS (UNAUDITED)
The table below presents quarterly data for the years ended December 31, 2020 and 2019.

	(In thousands, except per share amounts, unaudited)
2020	First	Second	Third	Fourth
Revenues (a)	$76,210	$104,498	$87,493	$90,790
Income from operations	$4,681	$31,917	$15,430	$3,140
Net income (loss) applicable to InterDigital, Inc.'s common shareholders (b)	$116	$22,251	$23,784	$(1,350)
Net income (loss) per common share — basic	$—	$0.72	$0.77	$(0.04)
Net income (loss) per common share — diluted	$—	$0.72	$0.76	$(0.04)
2019	First	Second	Third	Fourth
Revenues (c)	$68,631	$75,609	$72,523	$102,161
Income (loss) from operations	$(150)	$8,915	$3,774	$25,296
Net income applicable to InterDigital, Inc.'s common shareholders	$(2,803)	$7,743	$2,234	$13,754
Net income (loss) per common share — basic	$(0.09)	$0.25	$0.07	$0.44
Net income (loss) per common share — diluted	$(0.09)	$0.24	$0.07	$0.44
(a)     In 2020, we recognized $21.6 million of non-current patent royalties primarily attributable to the Huawei patent license agreement signed in second quarter 2020.
(b)     In third quarter 2020, we recognized a net discrete tax benefit of $18.5 million that primarily related to the expected amendment of a prior year tax return to utilize a tax asset generated in the current year, as well as the reversal of a tax reserve.
(c)     In 2019, we recognized $19.8 million of non-current patent royalties primarily attributable to the Funai, ZTE Corporation, and Innovius LLC patent license agreements, all of which were signed in fourth quarter 2019.

20.    VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of December 31, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet were $62.0 million and $5.8 million, respectively. Assets included $24.5 million of cash and cash equivalents, $2.3 million of accounts receivable and prepaid assets, $35.2 million of patents, net, and $0.0 million of other non-current assets. As of December 31, 2019, the combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet were $60.6 million and $5.4 million, respectively. Assets included $18.5 million of cash and cash equivalents, $1.7 million of accounts receivable, $39.3 million of patents, net, and $1.3 million of other non-current assets.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant. For the years ended December 31, 2020 and 2019, we have allocated approximately $1.1 million and $1.5 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the years ended December 31, 2020, 2019 and 2018, we have allocated approximately $5.7 million, $4.5 million and $5.6 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
During 2013, we announced the establishment of the Signal Trust for Wireless Innovation (the “Trust”), the goal of which was to monetize a patent portfolio primarily related to 3G cellular infrastructure. In response to a request from Signal Trust, in first quarter 2021, we provided our consent, as major beneficiary, to dissolve Signal Trust.”
The Trust has been accounted for as a variable interest entity. Based on the terms of the trust agreement, we determined that we are the primary beneficiary for accounting purposes and have included the Trust in our consolidated financial statements. As such, we recorded a $2.4 million charge within the "Patent administration and licensing" line of our consolidated statements of income in 2020 associated with the pending wind down of the Trust.
21.    PREPAID AND OTHER CURRENT ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of December 31, 2020, and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Tax receivables	$69,592	$38,021
Prepaid assets	10,899	16,814
Operating lease receivable	817	—
Other current assets	2,916	8,530
Total Prepaid and other current assets	$84,224	$63,365
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION.
None.
PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2021 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

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
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2020 valuation allowance for deferred tax assets	$133,797	$10,570	(a)	$—	$144,367
2019 valuation allowance for deferred tax assets	$125,158	$8,639	(a)	$—	$133,797
2018 valuation allowance for deferred tax assets	$123,916	$1,568	(a)	$(326)	$125,158
2020 reserve for uncollectible accounts	$537	$(537)	(b)	$—	$—
2019 reserve for uncollectible accounts	$693	$(156)	(b)	$—	$537
2018 reserve for uncollectible accounts	$456	$237		$—	$693

(a)The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and deferred tax assets for certain subsidiaries in France as well as a non-wholly owned subsidiary in the United States and the United Kingdom.
(b)The decrease relates to the write-off of a previously recorded reserve during 2019.
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

†*10.19	Compensation Program for Non-Management Directors (as amended March 2017) (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated April 3, 2017).
†*10.20	Compensation Program for Non-Management Directors (as amended June 2019) (Exhibit 10.20 to InterDigital's Annual Report on Form 10-K dated February 20, 2020).
†*10.21	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated June 18, 2013).
†*10.22	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Restricted Stock Unit Awards (Exhibit 10.1 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).

†*10.23	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Stock Option Awards (Exhibit 10.2 to InterDigital, Inc.'s Current Report on Form 8-K dated July 9, 2018).
†*10.24	2017 Equity Incentive Plan, Form of Agreement for Time-Based Restricted Stock Unit Awards (revised October 2018) (Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q dated November 1, 2018).
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
†*10.31
Retirement & Transition Agreement and Release, dated December 9, 2019, by and between InterDigital and Jannie K. Lau (Exhibit 10.31 to InterDigital's Annual Report on Form 10-K dated February 20, 2020) .

Other Material Contracts
*10.32	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*10.33	Form of Warrant Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated March 11, 2015).
*10.35	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K dated May 29, 2019).
*10.35	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated May 29, 2019).
*10.36	Form of Unwind Agreement (Exhibit 10.4 to InterDigital's Current Report on Form 8-K dated May 29, 2019).
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

Item 16.        FORM 10-K SUMMARY.

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                INTERDIGITAL, INC.

Date: February 18, 2021	By:	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2021	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 18, 2021	/s/ Joan H. Gillman
Joan H. Gillman, Director

Date: February 18, 2021	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 18, 2021	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 18, 2021	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 18, 2021	/s/ Philip P. Trahanas
Philip P. Trahanas, Director

Date: February 18, 2021	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2021	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)