Form 10-Q
period 2021-03-31
InterDigital, Inc.
filed 2021-05-06
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	30,772,057
Title of Class	Outstanding at May 4, 2021

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$396,156	$473,474
Short-term investments	488,559	453,173
Accounts receivable	12,502	16,008
Prepaid and other current assets	87,663	84,224
Total current assets	984,880	1,026,879
PROPERTY AND EQUIPMENT, NET	15,626	16,630
PATENTS, NET	407,732	418,343
DEFERRED TAX ASSETS	82,216	80,380
OTHER NON-CURRENT ASSETS, NET	71,420	74,043
Total non-current assets	576,994	589,396
TOTAL ASSETS	$1,561,874	$1,616,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,592	$10,979
Accrued compensation and related expenses	21,527	32,413
Deferred revenue	192,422	219,935
Dividends payable	10,766	10,786
Other accrued expenses	19,927	21,649
Total current liabilities	253,234	295,762
LONG-TERM DEBT	419,396	367,992
LONG-TERM DEFERRED REVENUE	112,153	108,069
OTHER LONG-TERM LIABILITIES	44,518	47,886
TOTAL LIABILITIES	829,301	819,709
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,476 and 71,389 shares issued and 30,812 and 30,816 shares outstanding	714	714
Additional paid-in capital	738,619	738,481
Retained earnings	1,358,380	1,413,969
Accumulated other comprehensive loss	(254)	(184)
	2,097,459	2,152,980
Treasury stock, 40,664 and 40,573 shares of common held at cost	1,385,361	1,379,611
Total InterDigital, Inc. shareholders’ equity	712,098	773,369
Noncontrolling interest	20,475	23,197
Total equity	732,573	796,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,561,874	$1,616,275
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
REVENUES:
Patent licensing royalties	$80,173	$72,998
Technology solutions	2,190	3,212
Total Revenue	82,363	76,210

OPERATING EXPENSES:
Patent administration and licensing	36,574	40,108
Development	22,583	18,818
Selling, general and administrative	11,217	12,603
Total Operating expenses	70,374	71,529
Income from operations	11,989	4,681
INTEREST EXPENSE	(6,990)	(10,545)
OTHER INCOME, NET	724	6,023
Income before income taxes	5,723	159
INCOME TAX PROVISION	(1,765)	(1,820)
NET INCOME (LOSS)	$3,958	$(1,661)
Net loss attributable to noncontrolling interest	(1,613)	(1,777)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$5,571	$116
NET INCOME PER COMMON SHARE — BASIC	$0.18	$—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,836	30,722
NET INCOME PER COMMON SHARE — DILUTED	$0.18	$—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,195	30,920

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
Net income (loss)	$3,958	$(1,661)
Unrealized gain (loss) on investments, net of tax	(70)	32
Comprehensive income (loss)	$3,888	$(1,629)
Comprehensive loss attributable to noncontrolling interest	(1,613)	(1,777)
Total comprehensive income attributable to InterDigital, Inc.	$5,501	$148
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	116	—	—	—	—	116
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,777)	(1,777)
Net change in unrealized gain on short-term investments	—	—	—	—	32	—	—	—	32
Dividends declared ($0.35 per share)	—	—	84	(10,847)	—	—	—	—	(10,763)
Exercise of common stock options	27	1	777	—	—	—	—	—	778
Issuance of common stock, net	27	—	(725)	—	—	—	—	—	(725)
Amortization of unearned compensation	—	—	2,003	—	—	—	—	—	2,003
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, MARCH 31, 2020	71,322	$713	$729,541	$1,402,048	$(42)	40,573	$(1,379,611)	$22,947	$775,596

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment to Retained Earnings related to adoption of ASU 2020-06	—	—	—	(50,184)	—	—	—	—	(50,184)
Net income attributable to InterDigital, Inc.	—	—	—	5,571	—	—	—	—	5,571
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,613)	(1,613)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,109)	(1,109)
Net change in unrealized loss on short-term investments	—	—	—	—	(70)	—	—	—	(70)
Dividends declared ($0.35 per share)	—	—	210	(10,976)	—	—	—	—	(10,766)
Exercise of common stock options	32	—	737	—	—	—	—	—	737
Issuance of common stock, net	55	—	(2,962)	—	—	—	—	—	(2,962)
Amortization of unearned compensation	—	—	2,153	—	—	—	—	—	2,153
Repurchase of common stock	—	—	—	—	—	91	(5,750)	—	(5,750)
BALANCE, MARCH 31, 2021	71,476	$714	$738,619	$1,358,380	$(254)	40,664	$(1,385,361)	$20,475	$732,573
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,958	$(1,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,861	19,160
Non-cash interest expense, net	1,819	4,637
Non-cash change in fair-value	—	(5,501)
Change in deferred revenue	(23,429)	(39,512)
Deferred income taxes	(1,817)	(751)
Share-based compensation	2,153	2,003
Other	—	1,108
(Increase) decrease in assets:
Receivables	3,507	2,664
Deferred charges and other assets	631	(1,658)
Increase (decrease) in liabilities:
Accounts payable	(291)	(2,477)
Accrued compensation and other expenses	(16,234)	(4,897)
Net cash used in operating activities	(9,842)	(26,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(173,120)	(110,378)
Sales of short-term investments	137,174	23,701
Purchases of property and equipment	(387)	(1,603)
Capitalized patent costs	(9,602)	(6,256)
Long-term investments	(1,091)	—
Net cash used in investing activities	(47,026)	(94,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	737	778
Payments on long-term debt	—	(94,909)
Repurchase of common stock	(5,750)	(349)
Non-controlling interest distribution	(1,109)	—
Taxes withheld upon restricted stock unit vestings	(2,962)	(725)
Dividends paid	(10,786)	(10,747)
Net cash used in financing activities	(19,870)	(105,952)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(76,738)	(227,373)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	477,663	757,098
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$400,925	$529,725
Refer to Note 1, "Basis of Presentation," for additional supplemental cash flow information. Additionally, refer to Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments" for a reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets.
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2021, the results of our operations for the three months ended March 31, 2021 and 2020 and our cash flows for the three months ended March 31, 2021 and 2020. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “2020 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021. Definitions of capitalized terms not defined herein appear within our 2020 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of March 31, 2021.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2020 Form 10-K, except as indicated below in "New Accounting Guidance".
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	FOR THE THREE MONTHS ENDED MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2021	2020
Interest paid	$—	$712
Income taxes paid, including foreign withholding taxes	4,328	2,228
Non-cash investing and financing activities:
Dividend payable	10,766	10,762
Accrued capitalized patent costs and property and equipment	2,096	(1,288)
Unsettled repurchase of common stock	1,994	—

New Accounting Guidance
Accounting Standards Update: Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). The amendments in this ASU are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 with early adoption allowed. We adopted this guidance as of January 1, 2021 and the adoption did not have a material impact on our consolidated financial statements.
Accounting Standards Update: Simplifying the Accounting for Convertible Instruments
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in this ASU are intended to simplify accounting for convertible debt instruments and convertible preferred stock by removing certain accounting models which separate the embedded conversion features from the host contract. ASU 2020-06 also amends certain guidance in ASC 260 on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted for fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective methods of transition. We elected to early adopt this standard on a modified retrospective approach as of January 1, 2021.
This adoption increased Long-term debt by $50.2 million at January 1, 2021, which was comprised of $51.6 million of unamortized interest discount and was partially offset by a net increase of $1.4 million equity component of deferred financing costs. This was due to the standard no longer requiring bifurcation of the embedded conversion feature from the host contract on the 2024 Notes, as defined in Note 7, "Obligations." This adoption also reduced non-cash interest expense starting in 2021 due to the removal of the accretion of the debt discount on the 2024 Notes.
Lastly, the adoption requires the use of the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and requires the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation. Due to the reduction in non-cash interest expense, this adoption increased both basic and diluted earnings per share by $0.09 for the three months ended March 31, 2021.
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020	Increase/(Decrease)
Variable patent royalty revenue	$7,096	$5,946	$1,150	19%
Fixed-fee royalty revenue	69,296	66,347	2,949	4%
Current patent royalties [a]	76,392	72,293	4,099	6%
Non-current patent royalties [b]	3,781	705	3,076	436%
Total patent royalties	80,173	72,998	7,175	10%
Current technology solutions revenue [a]	2,190	3,212	(1,022)	(32)%
Total revenue	$82,363	$76,210	$6,153	8%

a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
During the three months ended March 31, 2021, we recognized $62.7 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2021, we had contract assets of $9.4 million and $8.9 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2020, we had contract assets of $9.7 million and $8.9 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.

Contracted Revenue
Based on contracts signed and committed as of March 31, 2021, we expect to recognize the following revenue from Dynamic Fixed-Fee Agreement payments over the term of such contracts (in thousands):

Revenue
Remainder 2021	$207,482
2022	238,057
2023	44,469
2024	89
2025 and beyond	—
Total Revenue	$490,097
3. INCOME TAXES
In the three months ended March 31, 2021 and 2020, the Company had an effective tax rate of 30.8% and 1,144.7%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first quarter 2021 and 2020 effective tax rate would have been 12.0% and 65.5% respectively. During the first quarter 2021 and 2020, the Company recorded discrete net expense of $0.3 million primarily related to share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the three months ended March 31, 2021 and 2020, the Company paid approximately $3.6 million and $2.0 million, respectively, in foreign source creditable withholding tax.
4. NET INCOME (LOSS) PER SHARE
Basic Earnings Per Share ("EPS") is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock or resulting from the unvested outstanding RSUs. The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	Three months ended March 31,
	2021	2020
Net income applicable to InterDigital, Inc.	$5,571	$116
Weighted-average shares outstanding:
Basic	30,836	30,722
Dilutive effect of stock options, RSUs, convertible securities and warrants	359	198
Diluted	31,195	30,920
Earnings per share:
Basic	$0.18	$—
Dilutive effect of stock options, RSUs, convertible securities and warrants	—	—
Diluted	$0.18	$—

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

	Three months ended March 31,
	2021	2020
Restricted stock units and stock options	120	260
Convertible securities(a)	—	6,268
Warrants	4,921	6,268
Total	5,041	12,796
______________________________
(a)As of December 31, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock.
Convertible Notes and Warrants
Refer to Note 7, "Obligations," for information about the Company's convertible notes and warrants and related conversion and strike prices. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, or above the strike price of the Company's outstanding warrants, the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
5. LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS
Lenovo
UK Proceeding
On August 27, 2019, the Company and certain of its subsidiaries filed a claim in the UK High Court against Lenovo Group Limited and certain of its subsidiaries. The claim, as amended, alleges infringement of five of the Company's patents relating to 3G and/or 4G/LTE standards: European Patent (U.K.) Nos. 2,363,008; 2,421,318; 2,485,558; 2,557,714; and 3,355,537.
The UK High Court held case management conferences on October 6, 2020 and December 16, 2020, a disclosure hearing on January 19, 2021 and pre-trial review hearings for the first trial on January 28, 2021 and February 8, 2021. At those hearings, the UK High Court entered a schedule for the technical and non-technical FRAND proceedings. Two technical trials were scheduled for March 2021 and June 2021 and the non-technical FRAND trial is scheduled in January 2022. There are additional technical trials scheduled for the remaining patents following the FRAND trial. The first technical trial was completed, and the Company is awaiting the court’s decision regarding the merits.
District of Delaware Patent Proceeding
On August 28, 2019, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the District of Delaware (the "Delaware District Court") against Lenovo Holding Company, Inc. and certain of its subsidiaries alleging that Lenovo infringes eight of InterDigital's U.S. patents—U.S. Patent Nos. 8,085,665; 8,199,726; 8,427,954; 8,619,747; 8,675,612; 8,797,873; 9,203,580; and 9,456,449—by making, using, offering for sale, and/or selling Lenovo wireless devices with 3G and/or 4G LTE capabilities. As relief, InterDigital is seeking: (a) a declaration that InterDigital is not in breach of its relevant FRAND commitments with respect to Lenovo; (b) to the extent Lenovo does not agree to negotiate a worldwide patent license, does not agree to enter into binding international arbitration to set the terms of a FRAND license, and does not agree to be bound by the FRAND terms to be set by the UK High Court in the separately filed UK proceedings described above, an injunction prohibiting Lenovo from continued infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) attorneys’ fees and costs.

On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial for December 5, 2022.On March 8, 2021, the Delaware District Court held a claim construction hearing. The ruling is pending.
District of Delaware Antitrust Proceeding
On April 9, 2020, Lenovo (United States) Inc. and Motorola Mobility LLC filed a complaint in the Delaware District Court against the Company and certain of its subsidiaries. The complaint alleges that the Company defendants have violated Sections 1 and 2 of the Sherman Act in connection with, among other things, their licensing of 3G and 4G standards essential patents ("SEPs"). The complaint further alleges that the Company defendants have violated their commitment to the ETSI with respect to the licensing of 3G and 4G SEPs on FRAND terms and conditions. The complaint seeks, among other things (i) rulings that the Company defendants have violated Sections 1 and 2 of the Sherman Act and are liable for breach of their ETSI FRAND commitments, (ii) a judgment that the plaintiffs are entitled to a license with respect to the Company's 3G and 4G SEPs on FRAND terms and conditions, and (iii) injunctions against any demand for allegedly excessive royalties or enforcement of the Company defendants' 3G and 4G U.S. SEPs against the plaintiffs or their customers via patent infringement proceedings.
On June 22, 2020, the Company filed a motion to dismiss Lenovo's Sherman Act claims with prejudice, and to dismiss Lenovo's breach of contract claim with leave to re-file as a counterclaim in the Company's legal proceeding against Lenovo in the Delaware District Court discussed above. Oral argument on the Company's motion to dismiss was held on October 27, 2020.
On March 24, 2021, the court ruled on the Company’s motion to dismiss. The court dismissed the Sherman Act Section 1 claim without prejudice, denied the motion to dismiss the Sherman Act Section 2 claim, and consolidated the Section 2 and breach of contract claims with Company’s patent proceeding against Lenovo in the Delaware District Court discussed above.
China Proceeding
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (Beijing IP Court) seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. The jurisdiction challenge remains pending.
Xiaomi
China Proceeding
On August 5, 2020, the Company was informed in writing by Xiaomi Corporation ("Xiaomi") that, on June 3, 2020, Xiaomi Communication Technology Co., Ltd. and certain of its affiliates filed a complaint against the Company and one of its subsidiaries in the Wuhan Intermediate People's Court (the "Wuhan Court") seeking for the Wuhan Court to determine a global FRAND rate for a license to the Company's 3G and/or 4G/LTE SEPs. The Company was informed on September 25, 2020 that the Wuhan Court held an ex parte hearing on or about September 23, 2020 and issued an order that, among other things, enjoins the Company from seeking a preliminary and permanent injunction against Xiaomi and certain of its subsidiaries for infringement of certain of the Company's patents related to 3G and/or 4G/LTE standards in the Company's case in the Delhi High Court discussed below, or elsewhere. The Wuhan Court ordered a fine of up to one million yuan per day if the Company were to violate the order. The Company contends that it has not yet been properly served with Xiaomi's complaint or the Wuhan Court's anti-suit injunction order. On October 13, 2020, the Company filed an application challenging the jurisdiction of the Wuhan Court to take up Xiaomi’s complaint. On March 12, 2021, the Company’s Chinese counsel was orally informed by the Court that the Company’s application challenging jurisdiction of the Wuhan Court had been rejected. The Company has not yet received the written decision but is challenging the decision at the IP Tribunal of the SPC.
On September 30, 2020, the Company filed a preliminary conditional response seeking reconsideration of the Wuhan Court's anti-suit injunction. In a decision dated December 4, 2020, the Wuhan Court dismissed the Company’s reconsideration petition. The Company is challenging that decision at the SPC.

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
On September 29, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Delhi High Court, seeking, among other things, to enjoin Xiaomi from enforcing the Wuhan Court's September 23, 2020 anti-suit injunction order described above. On October 9, 2020, the Delhi High Court granted the Company's motion and issued an ad interim injunction restraining Xiaomi from enforcing the anti-suit injunction order issued by the Wuhan Court, pending further consideration of the Company's application for an anti-anti-suit injunction at a hearing on November 25, 2020. On May 3, 2021, in an oral pronouncement by the Delhi High Court, the interim anti-anti-suit injunction was made permanent throughout the pendency of the Indian cellular case. Furthermore, the Delhi High Court stated that, if any orders or other measures are passed by the Wuhan Court related to the anti-suit injunction that result in the Company incurring a monetary penalty, then Xiaomi must deposit a corresponding, equal amount with the Delhi High Court for the Company's benefit within one week.
German Proceeding
On October 30, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Munich District Court, seeking to enjoin Xiaomi from continuing to pursue the Wuhan Court's September 23, 2020 anti-suit injunction order described above with respect to Germany. On November 11, 2020, the Munich District Court granted the Company's motion and issued an ex parte injunction restraining Xiaomi from enforcing pursuing the anti-suit injunction. The Company filed penalty requests for non-compliance with said court order. Xiaomi opposed the injunction and requested stay of enforcement, and an oral hearing was held on January 28, 2021. At the hearing, the Munich District Court dismissed the request for stay of enforcement. On February 25, 2021 the Munich District Court confirmed its earlier ex parte anti-anti-suit injunction against Xiaomi. This judgment was appealed by Xiaomi to the Higher Regional Court Munich.
On April 27, the Company was informed that the Munich Regional Court commenced service of three patent infringement actions filed in Germany against Xiaomi by a subsidiary of the Company. The complaints involve infringement of the Company's German patents related to 3G and 4G cellular handsets (Patent Nos. EP 2,421,318; EP 2,485,558; and EP 3,355,537). The Company is seeking injunctive relief to prevent further infringement of the asserted patents in Germany.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitration and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2021.
6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2021, December 31, 2020 and March 31, 2020 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,
	2021	2020	2020
Cash and cash equivalents	$396,156	$473,474	$515,793
Restricted cash included within prepaid and other current assets	3,688	3,108	12,851
Restricted cash included within other non-current assets	1,081	1,081	1,081
Total cash, cash equivalents and restricted cash	$400,925	$477,663	$529,725

Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of March 31, 2021 and December 31, 2020, five licensees comprised 50% and 53%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$386,825	$—	$—	$386,825
Commercial paper (b)	—	274,108	—	274,108
U.S. government securities	—	155,752	—	155,752
Corporate bonds, asset backed and other securities	—	72,799	—	72,799
Total	$386,825	$502,659	$—	$889,484

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$397,522	$—	$—	$397,522
Commercial paper(b)	—	285,242	—	285,242
U.S. government securities	—	166,223	—	166,223
Corporate bonds, asset backed and other securities	—	81,849	—	81,849
Total	$397,522	$533,314	$—	$930,836
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of March 31, 2021 and December 31, 2020, $14.1 million and $80.1 million, respectively, of commercial paper was included within cash and cash equivalents.
Non-Recurring Fair Value Measurements
Investments in Other Entities
During the three months ended March 31, 2020, we recognized a $5.5 million gain resulting from observable price changes of one of our long-term strategic investments, which was included within “Other Income, Net” in the condensed consolidated statement of income.
Lease Assets
During the three months ended March 31, 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Right of Use Asset related to the abandonment of one of our leased properties, which was included within “Operating Expense” in the condensed consolidated statement of income.
Fair Value of Long-Term Debt
2024 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	March 31, 2021			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$394,404	$422,000	$400,000	$343,821	$418,760
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$24,992	$26,762	$24,171	$27,016

7. OBLIGATIONS
Technicolor Patent Acquisition Long-Term Debt
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor SA ("Technicolor"), a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). In conjunction with the Technicolor Patent Acquisition we assumed Technicolor’s rights and obligations under a joint licensing program with Sony Corporation ("Sony") relating to digital televisions and standalone computer display monitors, which commenced in 2015 and is referred to as the "Madison Arrangement." An affiliate of CPPIB Credit Investments Inc. ("CPPIB Credit"), a wholly owned subsidiary of Canada Pension Plan Investment Board, is a third-party investor in the Madison Arrangement. CPPIB Credit has made certain payments to Technicolor and Sony and has agreed to contribute cash to fund certain capital reserve obligations under the arrangement in exchange for a percentage of future revenues, specifically through September 11, 2030 in regard to the Technicolor patents.
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2021 and December 31, 2020 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2021 and 2020, we recognized $0.8 million and $0.7 million, respectively, of interest expense related to this debt. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
2024 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019 we issued $400.0 million in aggregate principal amount of 2.00% Senior Convertible Notes due 2024 (the "2024 Notes"). The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes (i) bear interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and (ii) mature on June 1, 2024, unless earlier converted or repurchased. The effective interest rate of the 2024 Notes is 2.02%.
The 2024 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 12.3018 shares of our common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share), as adjusted pursuant to the terms of the indenture governing the 2024 Notes (the "Indenture"). The conversion rate of the 2024 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2024 Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. As of December 31, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock.
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
There have been no material changes regarding the 2024 Notes and 2024 Call Spread Transactions from the disclosures included in Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2020 Form 10-K.
2020 Senior Convertible Notes
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the "2020 Notes"). The 2020 Notes bore interest at a rate of 1.50% per year and matured on March 1, 2020. On the maturity date, the outstanding balance of $94.9 million under the 2020 Notes was repaid in full.
The following table reflects the carrying value of our Long-Term Debt as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Principal	$400,000	$400,000
Less:
Unamortized interest discount(a)	—	(51,567)
Deferred financing costs(a)	(5,596)	(4,612)
Net carrying amount of the 2024 Notes	$394,404	$343,821
______________________________
(a)Due to the adoption of ASU 2020-06 on January 1, 2021, the unamortized interest discount was reclassified back to the carrying value of the 2024 Notes. Refer to Note 1, "Basis of Presentation", for further information regarding this adoption.
The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three months ended March 31, 2021 and March 31, 2020 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of deferred financing costs of the 2024 Notes and 2020 Notes (in thousands):

	Three months ended March 31,
	2021	2020
	2024 Notes	2024 Notes	2020 Notes	Total
Contractual coupon interest	$2,000	$2,000	$237	$2,237
Accretion of debt discount(a)	—	3,222	669	3,891
Amortization of deferred financing costs	398	288	70	358
Total	$2,398	$5,510	$976	$6,486

______________________________
(a)Due to the adoption of ASU 2020-06, there is no longer accretion of the debt discount starting January 1, 2021. Refer to Note 1, "Basis of Presentation", for further information regarding this adoption.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of March 31, 2021, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and estimable and is therefore not reflected within the consolidated financial statements.

8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of March 31, 2021, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $56.4 million and $6.1 million, respectively. Assets included $18.9 million of cash and cash equivalents, $2.4 million of accounts receivable and prepaid assets, and $35.1 million of patents, net. As of December 31, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $62.0 million and $5.8 million, respectively. Assets included $24.5 million of cash and cash equivalents, $2.3 million of accounts receivable and prepaid assets, and $35.2 million of patents, net.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant.  For the three months ended March 31, 2021 and 2020, we have allocated approximately $0.1 million and $0.3 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For each of the three months ended March 31, 2021 and 2020, we have allocated approximately $1.5 million of Convida Wireless's net loss to noncontrolling interests held by other parties.
Signal Trust for Wireless Innovation
During 2013, we announced the establishment of the Signal Trust for Wireless Innovation (the “Trust”), the goal of which was to monetize a patent portfolio primarily related to 3G cellular infrastructure. In response to a request from Signal Trust, in first quarter 2021 we provided our consent, as major beneficiary, to dissolve Signal Trust.
The Trust has been accounted for as a variable interest entity. Based on the terms of the trust agreement, we determined that we are the primary beneficiary for accounting purposes and have included the Trust in our consolidated financial statements. Pending the dissolution of the Trust, we will continue to consolidate the Trust in our consolidated financial statements.
9. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest and investment income	$553	$2,877
Other	171	3,146
Other income, net	$724	$6,023
The decrease in Other income, net between periods was primarily driven by a net $4.4 million gain in the three months ended March 31, 2020, primarily resulting from observable price changes of one of our long-term strategic investments, partially offset by a $1.9 million gain in the three months ended March 31, 2021 on a contract termination. Additionally, Interest and investment income decreased $2.3 million in the three months ended March 31, 2021 due to lower rates of return on our short-term investments.

10.    PREPAID AND OTHER CURRENT ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Tax receivables	$70,334	$69,592
Prepaid assets	12,045	10,899
Unsettled repurchase of common stock	1,994	—
Operating lease receivable	—	817
Other current assets	3,290	2,916
Total Prepaid and other current assets	$87,663	$84,224

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2020 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
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
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to the “Technicolor Acquisitions” which is the combined Technicolor Patent Acquisition, which closed in July 2018 and was integrated throughout 2019, and the R&I Acquisition, which closed in May 2019. Refer to Note 5, "Business Combinations and Other Transactions," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2020 Form 10-K for further information on the Technicolor Acquisitions.
Recurring Revenue
First quarter 2021 recurring revenue was $78.6 million, compared to recurring revenue of $75.5 million in first quarter 2020, a 4% year-over-year increase. The increase was primarily driven by five new patent license agreements signed over the last twelve months, including Huawei signed in second quarter 2020, and was partially offset by the reduction from the expired LG patent license agreement. In April 2021, LG confirmed that it is exiting the smartphone market. Refer to "Results of Operations --First Quarter 2021 Compared to First Quarter 2020" for further discussion of our 2021 revenue.
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
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during three months ended March 31, 2021. As discussed in our 2020 Form 10-K, fixed-fee royalties accounted for nearly 89% of our revenues in 2020. To that end, in three months ended March 31, 2021, we did not experience a significant impact on our revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with our entire worldwide workforce continuing to work remotely with limited exceptions. We are currently anticipating a return to in-person work in September 2021, with certain locations potentially opening earlier on a limited and voluntary basis. Despite the remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Nearly all work-related travel continues to remain suspended, and we have conducted our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Between March 12, 2020, when we began to work almost entirely remotely, and March 31, 2021, we successfully concluded six new patent license agreements that we estimate will result in aggregate revenues exceeding $180.0 million over the two- to four- year terms of those agreements. Our financial position remains strong, we believe we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.
Despite our success thus far in navigating the challenging environment that COVID-19 has presented, as more fully discussed in Part I, Item 1A "Risk Factors" in our 2020 Form 10-K, the extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors resulting therefrom, many of which are highly uncertain, rapidly changing and uncontrollable. However, with a strong balance sheet and the vast majority of our current revenue coming from fixed price agreements, we believe that we are well-positioned to continue to overcome and adapt to the challenges that we have been presented with thus far.

Comparability of Financial Results
When comparing first quarter 2021 financial results against other periods, the following items should be taken into consideration:
•Our first quarter 2021 revenue includes $3.8 million of non-recurring revenue primarily related to a consumer electronics patent licensing agreement signed in first quarter 2021.
•Interest expense decreased in first quarter 2021 $3.6 million primarily due to a reduction in non-cash interest expense resulting from the accounting adoption of ASU 2020-06, related to the accounting for convertible debts.
•In first quarter 2021 Other income, net includes a $1.9 million gain on a contract termination.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the Notes to Consolidated Financial Statements included in our 2020 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2020 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of March 31, 2021, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash and short-term investments
As of March 31, 2021 and December 31, 2020, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	March 31, 2021	December 31, 2020	Increase / (Decrease)
Cash and cash equivalents	$396,156	$473,474	$(77,318)
Restricted cash included within prepaid and other current assets	3,688	3,108	580
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	488,559	453,173	35,386
Total cash, cash equivalents, restricted cash and short-term investments	$889,484	$930,836	$(41,352)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $19.9 million, primarily related to dividend payments and repurchases of common stock, cash used in investing activities of $11.1 million, excluding sales and purchases of short-term investments, and cash used in operating activities of $9.8 million. Refer to the sections below for further discussion of these items.
Cash flows from operating activities
We used the following cash flows in our operating activities in first quarter 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020	Increase / (Decrease)
Net cash used in operating activities	$(9,842)	$(26,885)	$17,043

Our cash flows used in operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $17.0 million change in net cash used in operating activities was primarily driven by higher cash receipts primarily related to new patent license agreements signed over the last twelve months, as well as the timing of cash receipts related to existing patent license agreements. The table below sets forth the significant items comprising our cash flows used in operating activities during the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020	Increase / (Decrease)
Cash Receipts:
Patent royalties	$56,107	$33,464	$22,643
Technology solutions	1,881	973	908
Total cash receipts	57,988	34,437	23,551

Cash Outflows:
Cash operating expenses [a]	48,360	49,264	(904)
Income taxes paid [b]	4,328	2,228	2,100
Total cash outflows	52,688	51,492	1,196

Other working capital adjustments	(15,142)	(9,830)	(5,312)

Cash flows used in operating activities	$(9,842)	$(26,885)	$17,043
______________________________
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities in first quarter 2021 was $47.0 million, a $47.5 million change from $94.5 million of net cash used in investing activities in first quarter 2020. During first quarter 2021, we purchased $35.9 million of short-term marketable securities, net of sales, and invested $1.1 million in a new strategic investment. During first quarter 2020, we purchased $86.7 million of short-term marketable securities, net of sales.
Net cash used in financing activities for first quarter 2021 was $19.9 million, a change of $86.1 million from net cash used in financing activities of $106.0 million for first quarter 2020. This change was primarily attributable to a $94.9 million payment on long-term debt related to the repayment of our 2020 Notes during the first quarter 2020 offset by $5.4 million of additional repurchases of common stock and a $1.1 million non-controlling interest distribution in first quarter 2021.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2021 was approximately $304.6 million, a net decrease of $23.4 million from December 31, 2020. This decrease in deferred revenue was primarily attributable to timing of cash receipts from our dynamic fixed-fee royalty agreements and amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2021 deferred revenue balance of $304.6 million by $192.4 million over the next twelve months.
Convertible Notes
See Note 7, “Obligations” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.

Our 2024 Notes, which for purposes of this discussion are also referred to as the "Convertible Notes", are included in the dilutive earnings per share calculation using the if-converted method, as required by the adoption of ASU 2020-06. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. As of December 31, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of common stock. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes as of March 31, 2021) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of March 31, 2021), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes outstanding as of March 31, 2021, and the approximately 4.9 million warrants related to the 2024 Notes outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2024 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the 2024 Warrant Transactions, and settlement of the 2024 Note Hedge Transactions:

2024 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2024 Notes	Shares Issuable Upon Exercise of the 2024 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2024 Note Hedge Transactions	Incremental Shares Issuable (a)
	(Shares in thousands)
$85	215	—	215	(215)	—
$90	476	—	476	(476)	—
$95	710	—	710	(710)	—
$100	921	—	921	(921)	—
$105	1,111	—	1,111	(1,111)	—
$110	1,284	25	1,309	(1,284)	25
$115	1,442	238	1,680	(1,442)	238
$120	1,587	433	2,020	(1,587)	433
$125	1,721	613	2,334	(1,721)	613
$130	1,844	779	2,623	(1,844)	779
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.
RESULTS OF OPERATIONS
First Quarter 2021 Compared to First Quarter 2020
Revenues
The following table compares first quarter 2021 revenues to first quarter 2020 revenues (in thousands):

	Three months ended March 31,
	2021	2020	Total Increase/(Decrease)
Variable patent royalty revenue	$7,096	$5,946	$1,150	19%
Fixed-fee royalty revenue	69,296	66,347	2,949	4%
Current patent royalties [a]	76,392	72,293	4,099	6%
Non-current patent royalties [b]	3,781	705	3,076	436%
Total patent royalties	80,173	72,998	7,175	10%
Current technology solutions revenue [a]	2,190	3,212	(1,022)	(32)%
Total revenue	$82,363	$76,210	$6,153	8%
a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which primarily include past patent royalties and royalties from static agreements, as well as patent sales.
The $6.2 million increase in total revenue was primarily due to a $3.1 million increase in recurring revenue and a $3.1 million increase in non-current patent royalties both primarily driven by five new patent license agreements signed over the last twelve months, including Huawei signed in second quarter 2020. These increases were partially offset by the reduction from the expired LG patent license agreement. In April 2021, LG confirmed that it is exiting the smartphone market.

In first quarter 2021 and first quarter 2020, 71% and 73% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first quarter 2021 and first quarter 2020, the following companies accounted for 10% or more of our total revenue:

	Three months ended March 31,
	2021	2020
Apple	34%	37%
Samsung	24%	26%
Huawei	13%	—%
LG	N/A	10%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2021 and first quarter 2020 by category (in thousands):

	Three months ended March 31,
	2021	2020	Increase/(Decrease)
Patent administration and licensing	$36,574	$40,108	$(3,534)	(9)%
Development	22,583	18,818	3,765	20%
Selling, general and administrative	11,217	12,603	(1,386)	(11)%
Total operating expenses	$70,374	$71,529	$(1,155)	(2)%
Operating expenses decreased to $70.4 million in first quarter 2021 from $71.5 million in first quarter 2020. The $1.2 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Patent maintenance	$(2,486)
Corporate initiatives	(1,952)
Intellectual property enforcement and non-patent litigation	1,247
Personnel-related costs, including performance-based compensation	2,253
Other	(217)
Total decrease in operating expenses	$(1,155)

The $1.2 million decrease in operating expenses was primarily driven by a $2.5 million decrease in patent maintenance costs due to ongoing efforts to effectively manage our patent portfolio size and a $2.0 million decrease due to first quarter 2020 corporate initiatives as part of ongoing efforts to optimize our cost structure, including the closing of our San Diego office. These decreases were partially offset by a $1.2 million increase in intellectual property enforcement costs, primarily driven by the on-going Lenovo litigation and a $2.3 million increase in personnel-related costs.

Patent Administration and Licensing Expense: The $3.5 million decrease in patent administration and licensing expense primarily resulted from the above-noted decreases related to patent maintenance, as well as reduced travel costs driven by COVID-19 restrictions. These decreases were partially offset by the increase in intellectual property enforcement and non-patent litigation costs discussed above.
Development Expense: The $3.8 million increase in development expense primarily resulted from the above-mentioned increases in personnel-related costs, as well as increases in consulting costs to supplement our research efforts. These increases were partially offset by reduced travel costs driven by COVID-19 restrictions.
Selling, General and Administrative Expense: The $1.4 million decrease in selling, general and administrative expense was primarily due to the corporate initiatives discussed above.

Non-Operating Expense
The following table compares first quarter 2021 non-operating expense to first quarter 2020 non-operating expense (in thousands):

	Three months ended March 31,
	2021	2020	Change
Interest expense	$(6,990)	$(10,545)	$3,555	34%
Interest and investment income	553	2,877	(2,324)	(81)%
Other income, net	171	3,146	(2,975)	(95)%
Total non-operating expense	$(6,266)	$(4,522)	$(1,744)	(39)%
The change in non-operating expense between periods was driven by a first quarter 2020 net $4.4 million gain, primarily resulting from observable price changes of one of our long-term strategic investments, $3.1 million of reduced non-cash interest expense due to the removal of the accretion of the debt discount on the 2024 Notes resulting from the adoption of ASU 2020-06, $1.0 million of reduced interest expense due to the repayment of the 2020 Notes in first quarter 2020, and a $1.9 million gain in first quarter 2021 on a contract termination. Additionally, Interest and investment income decreased $2.3 million in the three months ended March 31, 2021 due to reduced rates of return on our short-term investments.
Income taxes
In first quarter 2021 and 2020, we had an effective tax rate of 30.8% and 1,144.7%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first quarter 2021 and 2020 effective tax rate would have been 12.0% and 65.5%, respectively.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including without limitation the matters set forth below. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "believe," "could," "would," "should," "if," "may," "might," "future," "target," “goal,” "trend," "seek to," "will continue," "predict," "likely," "in the event," variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•Our expectations regarding the potential effects of new accounting standards on our financial position, results of operations or cash flows;
•Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our March 31, 2021 deferred revenue balance over the next twelve months;
•Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of March 31, 2021;
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
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2020 Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2020 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2020 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2020 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the first quarter 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2021 - January 31, 2021	—	$—	—	$71,464,670
February 1, 2021 - February 28, 2021	—	$—	—	$71,464,670
March 1, 2021 - March 31, 2021	91,167	$63.05	91,167	$65,715,055
Total	91,167	$63.05	91,167	$65,715,055
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
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

10.1	Retirement and Transition Agreement and Release, dated as of March 16, 2021, by and between William Merritt and InterDigital, Inc.

10.2	Offer Letter and Term Sheet, dated as of March 13, 2021, by and between Liren Chen and InterDigital, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Schema Document

101.CAL	Inline Calculation Linkbase Document

101.DEF	Inline Definition Linkbase Document

101.LAB	Inline Labels Linkbase Document

101.PRE	Inline Presentation Linkbase Document

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: May 6, 2021	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: May 6, 2021	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer