Form 10-Q
period 2021-06-30
InterDigital, Inc.
filed 2021-08-05
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	30,707,146
Title of Class	Outstanding at August 3, 2021

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410,144	$473,474
Short-term investments	425,759	453,173
Accounts receivable, less allowances of $322 and $0	12,003	16,008
Prepaid and other current assets	74,797	59,894
Total current assets	922,703	1,002,549
PROPERTY AND EQUIPMENT, NET	14,588	16,630
PATENTS, NET	381,564	418,343
DEFERRED TAX ASSETS	82,826	80,380
OTHER NON-CURRENT ASSETS, NET	95,402	98,373
Total non-current assets	574,380	613,726
TOTAL ASSETS	$1,497,083	$1,616,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,043	$10,979
Accrued compensation and related expenses	30,310	32,413
Deferred revenue	158,899	219,935
Dividends payable	10,794	10,786
Other accrued expenses	27,175	21,649
Total current liabilities	234,221	295,762
LONG-TERM DEBT	420,598	367,992
LONG-TERM DEFERRED REVENUE	82,446	108,069
OTHER LONG-TERM LIABILITIES	43,573	47,886
TOTAL LIABILITIES	780,838	819,709
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,588 and 71,389 shares issued and 30,842 and 30,816 shares outstanding	715	714
Additional paid-in capital	745,472	738,481
Retained earnings	1,349,073	1,413,969
Accumulated other comprehensive loss	(323)	(184)
	2,094,937	2,152,980
Treasury stock, 40,746 and 40,573 shares of common held at cost	1,390,752	1,379,611
Total InterDigital, Inc. shareholders’ equity	704,185	773,369
Noncontrolling interest	12,060	23,197
Total equity	716,245	796,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,497,083	$1,616,275
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
REVENUES:
Patent licensing royalties	$86,205	$101,184	$166,378	$174,182
Technology solutions	1,530	3,314	3,720	6,526
Total Revenue	87,735	104,498	170,098	180,708

OPERATING EXPENSES:
Patent administration and licensing	40,970	38,695	77,544	78,803
Development	21,870	22,092	44,453	40,910
Selling, general and administrative	14,799	11,794	26,016	24,397
Restructuring activities	13,245	—	13,245	—
Total Operating expenses	90,884	72,581	161,258	144,110

(Loss) income from operations	(3,149)	31,917	8,840	36,598

INTEREST EXPENSE	(6,666)	(9,971)	(13,656)	(20,516)
OTHER INCOME, NET	3,039	3,789	3,763	9,812
(Loss) income before income taxes	(6,776)	25,735	(1,053)	25,894
INCOME TAX PROVISION	(21)	(5,144)	(1,786)	(6,964)
NET (LOSS) INCOME	$(6,797)	$20,591	$(2,839)	$18,930
Net loss attributable to noncontrolling interest	(8,415)	(1,660)	(10,028)	(3,437)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$1,618	$22,251	$7,189	$22,367
NET INCOME PER COMMON SHARE — BASIC	$0.05	$0.72	$0.23	$0.73
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,804	30,757	30,820	30,740
NET INCOME PER COMMON SHARE — DILUTED	$0.05	$0.72	$0.23	$0.72
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,189	31,045	31,192	30,982

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net (loss) income	$(6,797)	$20,591	$(2,839)	$18,930
Unrealized (loss) gain on investments, net of tax	(69)	412	(139)	444
Comprehensive (loss) income	$(6,866)	$21,003	$(2,978)	$19,374
Comprehensive loss attributable to noncontrolling interest	(8,415)	(1,660)	(10,028)	(3,437)
Total comprehensive income attributable to InterDigital, Inc.	$1,549	$22,663	$7,050	$22,811
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	116	—	—	—	—	116
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,777)	(1,777)
Net change in unrealized gain on short-term investments	—	—	—	—	32	—	—	—	32
Dividends declared ($0.35 per share)	—	—	84	(10,847)	—	—	—	—	(10,763)
Exercise of common stock options	27	1	777	—	—	—	—	—	778
Issuance of common stock, net	27	—	(725)	—	—	—	—	—	(725)
Amortization of unearned compensation	—	—	2,003	—	—	—	—	—	2,003
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, MARCH 31, 2020	71,322	$713	$729,541	$1,402,048	$(42)	40,573	$(1,379,611)	$22,947	$775,596
Net income attributable to InterDigital, Inc.	—	—	—	22,251	—	—	—	—	22,251
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,660)	(1,660)
Net change in unrealized gain on short-term investments	—	—	—	—	412	—	—	—	412
Dividends declared ($0.35 per share)	—	—	136	(10,917)	—	—	—	—	(10,781)
Exercise of common stock options	19	—	1,014	—	—	—	—	—	1,014
Issuance of common stock, net	36	—	(755)	—	—	—	—	—	(755)
Amortization of unearned compensation	—	—	4,629	—	—	—	—	—	4,629
BALANCE, JUNE 30, 2020	71,377	$713	$734,565	$1,413,382	$370	40,573	$(1,379,611)	$21,287	$790,706

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment to Retained Earnings related to adoption of ASU 2020-06	—	—	—	(50,184)	—	—	—	—	(50,184)
Net income attributable to InterDigital, Inc.	—	—	—	5,571	—	—	—	—	5,571
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,613)	(1,613)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,109)	(1,109)
Net change in unrealized loss on short-term investments	—	—	—	—	(70)	—	—	—	(70)
Dividends declared ($0.35 per share)	—	—	210	(10,976)	—	—	—	—	(10,766)
Exercise of common stock options	32	—	737	—	—	—	—	—	737
Issuance of common stock, net	55	—	(2,962)	—	—	—	—	—	(2,962)
Amortization of unearned compensation	—	—	2,153	—	—	—	—	—	2,153
Repurchase of common stock	—	—	—	—	—	91	(5,750)	—	(5,750)
BALANCE, MARCH 31, 2021	71,476	$714	$738,619	$1,358,380	$(254)	40,664	$(1,385,361)	$20,475	$732,573
Net income attributable to InterDigital, Inc.	—	—	—	1,618	—	—	—	—	1,618
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(8,415)	(8,415)
Net change in unrealized loss on short-term investments	—	—	—	—	(69)	—	—	—	(69)
Dividends declared ($0.35 per share)	—	—	158	(10,925)	—	—	—	—	(10,767)
Exercise of common stock options	71	1	3,631	—	—	—	—	—	3,632
Issuance of common stock, net	41	—	(711)	—	—	—	—	—	(711)
Amortization of unearned compensation	—	—	3,775	—	—	—	—	—	3,775
Repurchase of common stock	—	—	—	—	—	82	(5,391)	—	(5,391)
BALANCE, JUNE 30, 2021	71,588	$715	$745,472	$1,349,073	$(323)	40,746	$(1,390,752)	$12,060	$716,245
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,839)	$18,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,550	40,367
Non-cash interest expense, net	3,861	8,649
Non-cash change in fair-value	(949)	(5,501)
Change in deferred revenue	(86,659)	(22,683)
Deferred income taxes	(2,409)	(6,920)
Share-based compensation	5,928	6,631
Impairment of patents	11,000	—
Other	—	259
(Increase) decrease in assets:
Receivables	4,006	8,892
Deferred charges and other assets	(6,384)	(1,470)
Increase (decrease) in liabilities:
Accounts payable	(375)	(3,575)
Accrued compensation and other expenses	(1,831)	(709)
Net cash provided by (used in) operating activities	(37,101)	42,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(327,426)	(120,977)
Sales of short-term investments	354,165	132,363
Purchases of property and equipment	(937)	(3,771)
Capitalized patent costs	(20,228)	(13,849)
Long-term investments	(1,091)	—
Net cash provided by (used in) investing activities	4,483	(6,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	4,369	1,792
Payments on long-term debt	—	(94,909)
Repurchase of common stock	(11,141)	(349)
Non-controlling interest distribution	(1,109)	—
Taxes withheld upon restricted stock unit vestings	(3,673)	(1,480)
Dividends paid	(21,525)	(21,509)
Net cash used in financing activities	(33,079)	(116,455)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(65,697)	(79,819)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	477,663	757,098
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$411,966	$677,279
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2021, the results of our operations for the three and six months ended June 30, 2021 and 2020 and our cash flows for the six months ended June 30, 2021 and 2020. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “2020 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021. Definitions of capitalized terms not defined herein appear within our 2020 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of June 30, 2021.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2020 Form 10-K, except as indicated below in "New Accounting Guidance".
Prior Periods' Financial Statement Revision
In connection with the preparation of the condensed consolidated financial statements as of and for the three months ended June 30, 2021, it was identified that we incorrectly classified certain tax receivables, representing approximately 1.5% of December 31, 2020 total assets, as other current assets instead of non-current in the presentation of our consolidated balance sheet.
We assessed the materiality of this misstatement on prior periods’ financial statements in accordance with ASC Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded it was not material to any prior annual or interim periods. In accordance with ASC 250, we have corrected our presentation of other current and non-current assets for prior periods presented in this Form 10-Q by revising the condensed consolidated financial statements and other consolidated financial information included herein. We will continue to present the prior periods on this revised basis to the extent we present such prior periods in future filings. Refer to Note 10, "Other Assets" for additional information on the revision.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	FOR THE SIX MONTHS ENDED JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2021	2020
Interest paid	$4,000	$4,712
Income taxes paid, including foreign withholding taxes	4,793	13,788
Non-cash investing and financing activities:
Dividend payable	10,794	10,781
Non-cash acquisition of patents	—	33,300
Accrued capitalized patent costs and property and equipment	3,561	(742)
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
Lastly, the adoption requires the use of the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and requires the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation. Due to the reduction in non-cash interest expense, this adoption increased both basic and diluted earnings per share by $0.09 in the three months ended June 30, 2021 and $0.17 in the six months ended June 30, 2021.
Accounting Standards Update: Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options
In May 2021, the FASB issued ASU No. 2021-04. The amendments in this ASU are intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, with early adoption allowed. The Company is currently evaluating the anticipated impact of the adoption of ASU 2021-04 on its consolidated financial statements.

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
Variable patent royalty revenue	$7,323	$4,597	$2,726	59%
Fixed-fee royalty revenue	69,296	77,338	(8,042)	(10)%
Current patent royalties [a]	76,619	81,935	(5,316)	(6)%
Non-current patent royalties [b]	9,586	19,249	(9,663)	(50)%
Total patent royalties	86,205	101,184	(14,979)	(15)%
Current technology solutions revenue [a]	1,530	3,314	(1,784)	(54)%
Total revenue	$87,735	$104,498	$(16,763)	(16)%

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
Variable patent royalty revenue	$14,419	$10,543	$3,876	37%
Fixed-fee royalty revenue	138,592	143,685	(5,093)	(4)%
Current patent royalties [a]	153,011	154,228	(1,217)	(1)%
Non-current patent royalties [b]	13,367	19,954	(6,587)	(33)%
Total patent royalties	166,378	174,182	(7,804)	(4)%
Current technology solutions revenue [a]	3,720	6,526	(2,806)	(43)%
Total revenue	$170,098	$180,708	$(10,610)	(6)%
a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
During the six months ended June 30, 2021, we recognized $124.3 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2021, we had contract assets of $8.3 million and $8.8 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2020, we had contract assets of $9.7 million and $8.9 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of June 30, 2021, we expect to recognize the following revenue from Dynamic Fixed-Fee Agreement payments over the term of such contracts (in thousands):

Revenue
Remainder 2021	$142,886
2022	239,307
2023	44,469
2024	89
2025 and beyond	—
Total Revenue	$426,751

3. INCOME TAXES
In the six months ended June 30, 2021 and 2020, the Company had an effective tax rate of (169.6)% and 26.9%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the six months ended June 30, 2021 and 2020 would have been 104.3% and 12.5% respectively. During the six months ended June 30, 2021 and 2020, the Company recorded discrete net expense of $0.6 million and $0.3 million, respectively, primarily related to share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the six months ended June 30, 2021 and 2020, the Company paid approximately $4.0 million and $13.4 million, respectively, in foreign source creditable withholding tax.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income applicable to InterDigital, Inc.	$1,618	$22,251	$7,189	$22,367
Weighted-average shares outstanding:
Basic	30,804	30,757	30,820	30,740
Dilutive effect of stock options, RSUs, convertible securities and warrants	385	288	372	242
Diluted	31,189	31,045	31,192	30,982
Earnings per share:
Basic	$0.05	$0.72	$0.23	$0.73
Dilutive effect of stock options, RSUs, convertible securities and warrants	—	—	—	(0.01)
Diluted	$0.05	$0.72	$0.23	$0.72

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted stock units and stock options	30	218	205	219
Convertible securities(a)	—	4,921	—	5,597
Warrants	4,921	6,273	4,921	7,620
Total	4,951	11,412	5,126	13,436
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
The UK High Court held case management conferences on October 6, 2020 and December 16, 2020, a disclosure hearing on January 19, 2021 and pre-trial review hearings for the first trial on January 28, 2021 and February 8, 2021. At those hearings, the UK High Court entered a schedule for the technical and non-technical FRAND proceedings. Two technical trials were scheduled for March 2021 and June 2021 and the non-technical FRAND trial is scheduled in January 2022. There are three additional technical trials scheduled for the remaining patents following the FRAND trial. The first and second technical trials were completed, and on July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2 485 558 valid, infringed, and essential to Release 8 of LTE. The Company is awaiting the court’s decision regarding the merits of the second technical trial.

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

On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial for December 5, 2022. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021 construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding.
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
On March 24, 2021, the Delaware District Court ruled on the Company’s motion to dismiss. The Delaware District Court dismissed the Sherman Act Section 1 claim without prejudice, denied the motion to dismiss the Sherman Act Section 2 claim, and consolidated the Section 2 and breach of contract claims with Company’s patent proceeding against Lenovo in the Delaware District Court discussed above.
China Proceeding
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (Beijing IP Court) seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. The jurisdictional challenge remains pending.
Xiaomi
As a result of the license agreement between the Company and a subsidiary of Xiaomi Corporation ("Xiaomi"), the parties have ceased all activity in each of the ongoing disputes, described below, other than to seek temporary stays in each pending proceeding. At the end of each stay period, the parties will take all action required to withdraw and/or terminate all legal proceedings between the parties.

China Proceeding
On August 5, 2020, the Company was informed in writing by Xiaomi that, on June 3, 2020, Xiaomi Communication Technology Co., Ltd. and certain of its affiliates filed a complaint against the Company and one of its subsidiaries in the Wuhan Intermediate People's Court (the "Wuhan Court") seeking for the Wuhan Court to determine a global FRAND rate for a license to the Company's 3G and/or 4G/LTE SEPs. The Company was informed on September 25, 2020 that the Wuhan Court held an ex parte hearing on or about September 23, 2020 and issued an order that, among other things, enjoins the Company from seeking a preliminary and permanent injunction against Xiaomi and certain of its subsidiaries for infringement of certain of the Company's patents related to 3G and/or 4G/LTE standards in the Company's case in the Delhi High Court discussed below, or elsewhere. The Wuhan Court ordered a fine of up to one million yuan per day if the Company were to violate the order. The Company maintains that it has not yet been properly served with Xiaomi's complaint or the Wuhan Court's anti-suit injunction order. On October 13, 2020, the Company filed an application challenging the jurisdiction of the Wuhan Court to take up Xiaomi’s complaint. On March 12, 2021, the Company’s Chinese counsel was orally informed by the Court that the Company’s application challenging jurisdiction of the Wuhan Court had been rejected. Although the Wuhan Court did not issue a written decision, the Company challenged the Court’s rejection at the IP Tribunal of the Supreme People’s Court of the People’s Republic of China (“SPC”). The Company was informed by the Wuhan Court that the Hubei High Court purportedly received a letter response from the SPC on May 17, 2021 regarding our application and forwarded it to the Wuhan Court. The Wuhan Court has interpreted the letter as a denial of our application challenging jurisdiction. The Company requested a copy of the letter but that request was denied.

On September 30, 2020, the Company filed a preliminary conditional response seeking reconsideration of the Wuhan Court's anti-suit injunction. In a decision dated December 4, 2020, the Wuhan Court dismissed the Company’s reconsideration petition. The Company challenged that decision at the SPC, but that challenge was denied.
The Wuhan Court held two evidentiary hearings in April and June 2021. On July 29, 2021, the Wuhan Court held the first of multiple substantive hearings during which the parties presented their respective claims, defenses and evidence.
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
On September 29, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Delhi High Court, seeking, among other things, to enjoin Xiaomi from enforcing the Wuhan Court's September 23, 2020 anti-suit injunction order described above. On October 9, 2020, the Delhi High Court granted the Company's motion and issued an ad interim injunction restraining Xiaomi from enforcing the anti-suit injunction order issued by the Wuhan Court, pending further consideration of the Company's application for an anti-anti-suit injunction at a hearing on November 25, 2020. On May 3, 2021, the interim anti-anti-suit injunction was made permanent throughout the pendency of the Indian cellular case. Furthermore, the Delhi High Court stated that, if any orders or other measures are passed by the Wuhan Court related to the anti-suit injunction that result in the Company incurring a monetary penalty, then Xiaomi must deposit a corresponding, equal amount with the Delhi High Court for the Company's benefit within one week.
On June 4, 2021, Xiaomi filed responses to the two complaints (cellular and H.265/HEVC), which included counterclaims seeking invalidation of the patents in the respective suits. The Company filed replies in support of the two complaints and in response to the counterclaims on July 5, 2021.
German Proceeding
On October 30, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Munich District Court, seeking to enjoin Xiaomi from continuing to pursue the Wuhan Court's September 23, 2020 anti-suit injunction order described above with respect to Germany. On November 11, 2020, the Munich District Court granted the Company's motion and issued an ex parte injunction restraining Xiaomi from enforcing the anti-suit injunction. The Company filed penalty requests for non-compliance with said court order, which were granted, and which Xiaomi has appealed. Xiaomi opposed the injunction and requested a stay of enforcement, and an oral hearing was held on January 28, 2021. At the hearing, the Munich District Court dismissed the request for stay of enforcement. On February 25, 2021 the Munich District Court confirmed its earlier ex parte anti-anti-suit injunction against Xiaomi. Xiaomi appealed the decision to the Higher Regional Court Munich, which is currently pending.
On April 27, 2021, the Company was informed that the Munich Regional Court commenced service of three patent infringement actions filed in Germany against Xiaomi and certain of its subsidiaries by a subsidiary of the Company. The complaints involve infringement of the Company's German patents related to 3G and 4G cellular handsets (Patent Nos. EP 2,421,318; EP 2,485,558; and EP 3,355,537). The Company sought injunctive relief to prevent further infringement of the asserted patents in Germany.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2021.

6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2021, December 31, 2020 and June 30, 2020 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,
	2021	2020	2020
Cash and cash equivalents	$410,144	$473,474	$670,292
Restricted cash included within prepaid and other current assets	741	3,108	5,906
Restricted cash included within other non-current assets	1,081	1,081	1,081
Total cash, cash equivalents and restricted cash	$411,966	$477,663	$677,279
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of June 30, 2021 and December 31, 2020, six and five licensees comprised 57% and 53%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$411,966	$—	$—	$411,966
Commercial paper (b)	—	248,573	—	248,573
U.S. government securities	—	119,472	—	119,472
Corporate bonds, asset backed and other securities	—	57,714	—	57,714
Total	$411,966	$425,759	$—	$837,725

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$397,522	$—	$—	$397,522
Commercial paper(b)	—	285,242	—	285,242
U.S. government securities	—	166,223	—	166,223
Corporate bonds, asset backed and other securities	—	81,849	—	81,849
Total	$397,522	$533,314	$—	$930,836
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of June 30, 2021 and December 31, 2020, $0.0 million and $80.1 million, respectively, of commercial paper was included within cash and cash equivalents.
Non-Recurring Fair Value Measurements
Investments in Other Entities
During the second quarter 2021, we recognized a $1.0 million gain resulting from observable price changes of one of our long-term strategic investments, which was included within “Other Income, Net” in the condensed consolidated statement of income.
During the first quarter 2020, we recognized a $5.5 million gain resulting from observable price changes of one of our long-term strategic investments, which was included within “Other Income, Net” in the condensed consolidated statement of income.
Lease Assets
During the first quarter 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Right of Use Asset related to the abandonment of one of our leased properties, which was included within “Operating Expense” in the condensed consolidated statement of income.
Patents
During the second quarter 2021, we recognized an $11.0 million patent impairment, resulting from our restructuring activities as described in Note 11, "Restructuring Activities", which was included within “Restructuring activities” expenses in the condensed consolidated statement of income. The Patents held for sale are recorded at fair value on June 30, 2021 and are included within "Prepaid and other current assets" in the consolidated balance sheet.

Fair Value of Long-Term Debt
2024 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	June 30, 2021			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$394,806	$442,520	$400,000	$343,821	$418,760
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$25,792	$33,189	$24,171	$27,016
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2021 and December 31, 2020 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2021, we recognized $0.8 million and $1.6 million, respectively, of interest expense related to this debt, compared to $0.7 million and $1.5 million during the three and six months ended June 30, 2020, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
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

The following table reflects the carrying value of our convertible notes long-term debt as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Principal	$400,000	$400,000
Less:
Unamortized interest discount(a)	—	(51,567)
Deferred financing costs(a)	(5,194)	(4,612)
Net carrying amount of the 2024 Notes	$394,806	$343,821
______________________________
(a)Due to the adoption of ASU 2020-06 on January 1, 2021, the unamortized interest discount was reclassified back to the carrying value of the 2024 Notes. Refer to Note 1, "Basis of Presentation", for further information regarding this adoption.
The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2021 and June 30, 2020 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of deferred financing costs of the 2024 Notes and 2020 Notes (in thousands):

	Three months ended June 30,
	2021	2020
	2024 Notes	2024 Notes	2020 Notes	Total
Contractual coupon interest	$2,000	$2,000	$—	$2,000
Accretion of debt discount(a)	—	3,255	—	3,255
Amortization of deferred financing costs	402	291	—	291
Total	$2,402	$5,546	$—	$5,546

	Six months ended June 30,
	2021	2020
	2024 Notes	2024 Notes	2020 Notes	Total
Contractual coupon interest	$4,000	$4,000	$237	$4,237
Accretion of debt discount(a)	—	6,477	669	7,146
Amortization of deferred financing costs	800	579	70	649
Total	$4,800	$11,056	$976	$12,032
______________________________
(a)Due to the adoption of ASU 2020-06, there is no longer accretion of the debt discount starting January 1, 2021. Refer to Note 1, "Basis of Presentation", for further information regarding this adoption.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of June 30, 2021, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of June 30, 2021, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $41.3 million and $5.7 million, respectively. Assets included $16.2 million of cash and cash equivalents, $7.5 million of accounts receivable and prepaid and other current assets, and $17.6 million of patents, net. As of December 31, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $62.0 million and $5.8 million, respectively. Assets included $24.5 million of cash and cash equivalents, $2.3 million of accounts receivable and prepaid and other current assets, and $35.2 million of patents, net.

Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which now includes an affiliate of Sony as an investor along with the Company, gives Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant.  For the three and six months ended June 30, 2021, we have allocated approximately $2.2 million and $2.3 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties, and for the three and six months June 30, 2020, we allocated $0.2 million and $0.5 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties. During second quarter 2021, Chordant has begun the process of ceasing operations.
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
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For each of the three and six months ended June 30, 2021 and 2020, we have allocated approximately $6.2 million and $7.7 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and six months June 30, 2020, we allocated $1.5 million and $2.9 million, respectively.
During the second quarter 2021, we recognized an $11.0 million impairment on the patents within the Convida portfolio, resulting from our restructuring activities as described in Note 11, "Restructuring Activities", which is included within “Restructuring activities” expenses in the condensed consolidated statement of income. The Patents held for sale are recorded at fair value on June 30, 2021 and are included within "Prepaid and other current assets" in the consolidated balance sheet.
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
9. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest and investment income	$446	$1,342	$999	$4,219
Other	2,593	2,447	2,764	5,593
Other income, net	$3,039	$3,789	$3,763	$9,812
Interest and investment income decreased in both the three and six months ended June 30, 2021, due to reduced rates of return on our short-term investments. Other income remained flat in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease in other income in the six months ended June 30, 2021, compared to six months ended June 30, 2020 was primarily driven by a decrease in gains resulting from observable price changes of our long-term strategic investments, which were $5.5 million during the six months ended June 30, 2020 and $1.0 million in June 30, 2021. This decrease was partially offset by a $1.9 million gain on a contract termination in first quarter 2021.

10.    OTHER ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

		As Reported	As Revised (a)
	June 30, 2021	December 31, 2020	December 31, 2020
Tax receivables	$46,214	$69,592	$45,262
Prepaid assets	7,417	10,899	10,899
Patents held for sale	6,228	—	—
Receivable from sale of long-term investments	3,016	—	—
Operating lease receivable	—	817	817
Other current assets	11,922	2,916	2,916
Total Prepaid and other current assets	$74,797	$84,224	$59,894
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

		As Reported	As Revised (a)
	June 30, 2021	December 31, 2020	December 31, 2020
Tax receivables	$27,108	$—	$24,330
Goodwill	22,421	22,421	22,421
Right-of-use assets	19,091	22,456	22,456
Long-term investments	14,580	15,489	15,489
Other non-current assets	12,202	13,677	13,677
Total Other non-current assets, net	$95,402	$74,043	$98,373
_____________________________
(a)As discussed in Note 1, we revised our prior period presentation of "Prepaid and other current assets" and "Other non-current assets, net". This column represents the effect of the revision on the consolidated balance sheet.
11.    RESTRUCTURING ACTIVITIES
During second quarter 2021, the Company began the process of a strategic review and began under taking certain actions in order to increase focus on core technologies and markets.
On June 10, 2021, the Company announced that, as a result of a strategic review of its research and innovation priorities, it commenced the process of a collective economic layoff in which it proposed a reduction in force of 66 employees in its research and innovation unit, 60 of whom are based in France. The Company has launched an information-consultation process with respect to the contemplated reorganization with the works council of certain of its French subsidiaries, as required by French law. The Company anticipates the reduction in force being finalized in 2021.
During June 2021, Chordant has begun the process of ceasing operations. The Company implemented a reduction in workforce action in second quarter 2021, consisting of 18 employees.
Additionally, in June 2021, Convida approved a plan to sell certain patents. The proceeds from the sale of these patents will contribute to funding Convida's operations. These assets were evaluated as a separate asset group, and reclassified as assets held for sale. Upon the reclassification, the patents to be sold were recorded at fair value on June 30, 2021, which resulted in the Company recognizing an $11.0 million impairment during the three months ending June 30, 2021. We determined the fair value based upon evaluation of market conditions. The patents held for sale are included within "Prepaid and other current assets" in the consolidated balance sheet.
Restructuring charges are estimated based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts incurred for such activities may differ from amounts initially estimated.

The restructuring charges associated with the above activities totaling $13.2 million in second quarter 2021 are presented net of any reimbursement arrangements and include $1.2 million of outside services and other associated costs related to non-recurring consultant and legal fees. We expect additional charges to be recorded in second half of 2021.
The following table presents the change in our restructuring liability during the period, which is included in "Other accrued expenses" on our consolidated balance sheet (in thousands):

Balance as of December 31, 2020	$—
Accrual	12,285
Cash payments	(628)
Balance as of June 30, 2021	$11,657
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three months ended June 30, 2021	Six months ended June 30, 2021
Patent impairment	$11,000	$11,000
Severance and other benefits	11,086	11,086
Outside services and other associated costs	1,199	1,199
Reimbursement arrangements	(10,040)	(10,040)
Total	$13,245	$13,245
12.    SUBSEQUENT EVENTS

On August 3, 2021, the Company announced it has entered into a multi-year, worldwide, non-exclusive, royalty bearing license with a subsidiary of Xiaomi. The license covers Xiaomi’s cellular-enabled mobile devices under InterDigital’s standard essential patents related to cellular wireless (including 3G, 4G and 5G), WiFi and HEVC video technology. As part of the agreement the Company and Xiaomi have agreed to terminate all pending patent litigation and other proceedings between the companies. Second quarter 2021 revenue did not include any impact from the Xiaomi agreement, which was executed in third quarter 2021.

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
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “recurring revenues” and “non-recurring revenues.”  Recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue.”  Non-recurring revenues are comprised of “non-current patent royalties,” which include past patent royalties and royalties from static agreements, as well as “patent sales.”
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to the R&I Acquisition, in which we acquired Technicolor's R&I team. Refer to Note 5, "Business Combinations and Other Transactions," within the notes to the consolidated financial statements included in Part II, Item 8 of the 2020 Form 10-K for further information on the Technicolor transactions.
Xiaomi Patent License Agreement
On August 3, 2021, we announced that we have entered into a multi-year, worldwide, non-exclusive, royalty bearing license with a subsidiary of Xiaomi. The license covers Xiaomi’s cellular-enabled mobile devices under our standard essential patents related to cellular wireless (including 3G, 4G and 5G), WiFi and HEVC video technology. As part of the agreement, we and Xiaomi have agreed to terminate all pending patent litigation and other proceedings between the companies. Second quarter 2021 revenue did not include any impact from the Xiaomi agreement, which was executed in third quarter 2021. We expect to recognize recurring and non-recurring revenue from this agreement, beginning in third quarter 2021, along with additional expenses to adjust our performance-based compensation accruals.
Recurring Revenue
Second quarter 2021 recurring revenue was $78.1 million, compared to recurring revenue of $85.2 million in second quarter 2020, an 8% year-over-year decrease. The decrease in fixed-fee royalty revenue was primarily due to a reduction from the expired LG patent license agreement, partially offset by additional revenues from eight new patent license agreements signed in the last twelve months. In April 2021, LG confirmed that it is exiting the smartphone market. Refer to "Results of Operations --Second Quarter 2021 Compared to Second Quarter 2020" for further discussion of our 2021 revenue.
Restructuring Activities
On June 10, 2021, we announced that, as a result of a strategic review of our research and innovation priorities, we commenced the process of a collective economic layoff in which we proposed a reduction in force of 66 employees in our research and innovation unit, 60 of whom are based in France. We have launched an information-consultation process with respect to the contemplated reorganization with the works council of certain of our French subsidiaries, as required by French law. We anticipate the reduction in force being finalized in 2021. Additionally, Chordant has begun the process of ceasing operations. The Company implemented a reduction in workforce action in second quarter 2021, consisting of 18 employees.
During second quarter 2021, we recognized $13.2 million restructuring expenses including $11.1 million severance and other benefits, an $11.0 million impairment on our patents and $1.2 million outside services and other associated costs, offset by a $10.0 million reimbursement agreement, which are included within “Restructuring Activities” in the condensed consolidated statement of income. Any remaining restructuring expenses are expected to be recognized in 2021.
We expect to recognize additional restructuring charges of $15 million - $20 million in the second half of 2021. We expect these actions will drive annualized recurring expense savings of approximately $15 million beginning in fourth quarter 2021.
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

While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during three months ended June 30, 2021. As discussed in our 2020 Form 10-K, fixed-fee royalties accounted for nearly 89% of our revenues in 2020. To that end, in the six months ended June 30, 2021, we did not experience a significant impact on our revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with our entire worldwide workforce continuing to work remotely with limited exceptions. We are currently planning for a return to in-person work as early as September 2021, however we continue to evaluate feasibility of this date based on the evolving environment and regulatory guidance. Most of our locations are open on a limited and voluntary basis as of July 1, 2021. Despite the remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Although we have resumed work-related travel on a limited basis, we have conducted the majority of our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Between March 12, 2020, when we began to work almost entirely remotely, and June 30, 2021, we successfully concluded ten new patent license agreements that we estimate will result in aggregate revenues exceeding $200.0 million over the terms of those agreements. Our financial position remains strong, we believe we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.
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
Share Repurchase Program
During second quarter 2021, we repurchased 0.1 million shares for $5.4 million under the 2014 Repurchase Program. As of June 30, 2021, there was approximately $60.3 million remaining under the stock repurchase authorization. In the period July 1, 2021 through August 3, 2021, we repurchased 0.1 million shares for $8.8 million under the 2014 Repurchase Program.
Comparability of Financial Results
When comparing second quarter 2021 financial results against other periods, the following items should be taken into consideration:
•Our second quarter 2021 revenue includes $9.6 million of non-recurring revenue primarily related to a static fixed-fee patent licensing agreement signed in second quarter 2021.
•During second quarter 2021, we recognized $13.2 million restructuring expenses including $11.1 million severance and other benefits, an $11.0 million impairment on our patents and $1.2 million outside services and other associated costs, offset by a $10.0 million reimbursement agreement. These costs resulted from our restructuring activities as described in Note 11, "Restructuring Activities", within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and are included within “Restructuring activities” expenses in the condensed consolidated statement of income. The patents held for sale are recorded at fair value on June 30, 2021 and are included within "Prepaid and other current assets" in the consolidated balance sheet.
•During second quarter 2021, we incurred $2.0 million of additional non-recurring personnel-related costs expenses related to new employee agreements.
•Interest expense decreased in second quarter 2021 by $3.3 million primarily due to a reduction in non-cash interest expense resulting from the accounting adoption of ASU 2020-06, related to the accounting for convertible debts.
•In second quarter 2021 we recognized a $1.0 million gain resulting from observable price changes of one of our long-term strategic investments, which was included within “Other Income, Net” in the condensed consolidated statement of income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2020 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2020 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of June 30, 2021, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash and short-term investments
As of June 30, 2021 and December 31, 2020, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	June 30, 2021	December 31, 2020	Increase / (Decrease)
Cash and cash equivalents	$410,144	$473,474	$(63,330)
Restricted cash included within prepaid and other current assets	741	3,108	(2,367)
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	425,759	453,173	(27,414)
Total cash, cash equivalents, restricted cash and short-term investments	$837,725	$930,836	$(93,111)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $33.1 million, primarily related to dividend payments and repurchases of common stock, cash used in investing activities of $22.3 million, excluding sales and purchases of short-term investments, and cash used in operating activities of $37.1 million. Refer to the sections below for further discussion of these items.
Cash flows from operating activities
We used the following cash flows in our operating activities in first half 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020	Increase / (Decrease)
Net cash provided by (used in) operating activities	$(37,101)	$42,870	$(79,971)

Our cash flows provided by (used in) operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $80.0 million change in net cash used in operating activities was primarily driven by lower cash receipts, primarily related to new patent license agreements signed over the last twelve months, as well as the timing of cash receipts related to existing patent license agreements. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020	Increase / (Decrease)
Cash Receipts:
Patent royalties	$75,435	$155,330	$(79,895)
Technology solutions	3,412	3,403	9
Total cash receipts	78,847	158,733	(79,886)

Cash Outflows:
Cash operating expenses [a]	105,729	97,159	8,570
Income taxes paid [b]	4,793	13,788	(8,995)
Total cash outflows	110,522	110,947	(425)

Other working capital adjustments	(5,426)	(4,916)	(510)

Cash flows (used in) provided by operating activities	$(37,101)	$42,870	$(79,971)
______________________________
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by in investing activities in first half 2021 was $4.5 million, a $10.7 million change from $6.2 million of net cash used in investing activities in first half 2020. During first half 2021, we sold $26.7 million of short-term marketable securities, net of purchases, we capitalized $21.2 million of patent costs and property plant and equipment purchases, and invested $1.1 million in a new strategic investment. During first half 2020, we sold $11.4 million of short-term marketable securities, net of purchases, and we capitalized $17.6 million of patent costs and property plant and equipment purchases.
Net cash used in financing activities for first half 2021 was $33.1 million, a change of $83.4 million from net cash used in financing activities of $116.5 million for first half 2020. This change was primarily attributable to a $94.9 million payment on long-term debt related to the repayment of our 2020 Notes during the first quarter 2020 offset by $10.8 million of additional repurchases of common stock and a $1.1 million non-controlling interest distribution in first quarter 2021.
Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2021 was approximately $241.3 million, a net decrease of $86.7 million from December 31, 2020. This decrease in deferred revenue was primarily attributable to timing of cash receipts from our dynamic fixed-fee royalty agreements and amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2021 deferred revenue balance of $241.3 million by $158.9 million over the next twelve months.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes as of June 30, 2021) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of June 30, 2021), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes outstanding as of June 30, 2021, and the approximately 4.9 million warrants related to the 2024 Notes outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2024 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the 2024 Warrant Transactions, and settlement of the 2024 Note Hedge Transactions:

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
RESULTS OF OPERATIONS
Second Quarter 2021 Compared to Second Quarter 2020
Revenues
The following table compares second quarter 2021 revenues to second quarter 2020 revenues (in thousands):

	Three months ended June 30,
	2021	2020	Total Increase/(Decrease)
Variable patent royalty revenue	$7,323	$4,597	$2,726	59%
Fixed-fee royalty revenue	69,296	77,338	(8,042)	(10)%
Current patent royalties [a]	76,619	81,935	(5,316)	(6)%
Non-current patent royalties [b]	9,586	19,249	(9,663)	(50)%
Total patent royalties	86,205	101,184	(14,979)	(15)%
Current technology solutions revenue [a]	1,530	3,314	(1,784)	(54)%
Total revenue	$87,735	$104,498	$(16,763)	(16)%
a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
The $16.8 million decrease in total revenue was primarily due to a $7.1 million decrease in recurring revenue and a $9.7 million decrease in non-current patent royalties. The decrease in recurring revenue was primarily due to the expired LG patent license agreement, partially offset by additional revenues from eight new patent license agreements signed in the last twelve months. The decrease in non-current patent royalties was driven by past sales royalties recognized from the Huawei patent license agreement signed in second quarter 2020, partially offset by royalties recognized from a static fixed-fee patent license agreement signed in second quarter 2021.

In second quarter 2021 and second quarter 2020, 79% and 75% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In second quarter 2021 and second quarter 2020, the following companies accounted for 10% or more of our total revenue:

	Three months ended June 30,
	2021	2020
Apple	32%	27%
Samsung	22%	19%
Huawei	13%	29%
Kyocera	12%	<10%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2021 and second quarter 2020 by category (in thousands):

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
Patent administration and licensing	$40,970	$38,695	$2,275	6%
Development	21,870	22,092	(222)	(1)%
Selling, general and administrative	14,799	11,794	3,005	25%
Restructuring activities	13,245	—	13,245	100%
Total operating expenses	$90,884	$72,581	$18,303	25%
Operating expenses increased to $90.9 million in second quarter 2021 from $72.6 million in second quarter 2020. The $18.3 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Restructuring activities	$13,245
Personnel-related costs	3,373
Intellectual property enforcement and non-patent litigation	1,113
Other	572
Total increase in operating expenses	$18,303

The $18.3 million increase in operating expenses was primarily driven by $13.2 million of non-recurring restructuring costs incurred as part of our overall restructuring plan. In addition, there was a $3.4 million increase in personnel-related costs, primarily driven by new employment agreements, and a $1.1 million increase in intellectual property enforcement costs, primarily driven by the ongoing Lenovo and Xiaomi litigations.

Patent Administration and Licensing Expense: The $2.3 million increase in patent administration and licensing expense primarily resulted from the increase in the intellectual property enforcement discussed above, as well as higher patent maintenance costs.
Development Expense: Development expense was relatively flat as compared to second quarter 2020.
Selling, General and Administrative Expense: The $3.0 million increase in selling, general and administrative expense was primarily due to the increase in personnel-related costs discussed above.
Restructuring Activities: We incurred $13.2 million of restructuring expenses associated with our overall restructuring plan, as described in Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-Operating Expense
The following table compares second quarter 2021 non-operating expense to second quarter 2020 non-operating expense (in thousands):

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
Interest expense	$(6,666)	$(9,971)	$3,305	33%
Interest and investment income	446	1,342	(896)	(67)%
Other income, net	2,593	2,447	146	6%
Total non-operating expense	$(3,627)	$(6,182)	$2,555	41%
The change in non-operating expense between periods was driven by $3.3 million of reduced non-cash interest expense due to the removal of the accretion of the debt discount on the 2024 Notes resulting from the adoption of ASU 2020-06. Additionally, interest and investment income decreased $0.9 million in the three months ended June 30, 2021 due to reduced rates of return on our short-term investments.
Income taxes
In second quarter 2021 and 2020, we had an effective tax rate of (0.3)% and 20.0%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our second quarter 2021 and 2020 effective tax rate would have been 26.3% and 12.2%, respectively.

First Half 2021 Compared to First Half 2020
Revenues
The following table compares first half 2021 revenues to first half 2020 revenues (in thousands):

	Six months ended June 30,
	2021	2020	Total Increase/(Decrease)
Variable patent royalty revenue	$14,419	$10,543	$3,876	37%
Fixed-fee royalty revenue	138,592	143,685	(5,093)	(4)%
Current patent royalties [a]	153,011	154,228	(1,217)	(1)%
Non-current patent royalties [b]	13,367	19,954	(6,587)	33%
Total patent royalties	166,378	174,182	(7,804)	(4)%
Current technology solutions revenue [a]	3,720	6,526	(2,806)	(43)%
Total revenue	$170,098	$180,708	$(10,610)	(6)%
(a)    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
(b)    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
The $10.6 million decrease in total revenue was primarily driven by a $4.0 million decrease in recurring revenue and a $6.6 million decrease in non-current patent royalties. The decrease in recurring royalty revenue was primarily due to the expired LG patent license agreement, and was partially offset by additional revenues from nine new patent license agreements signed in the last fifteen months, including the Huawei patent license agreement signed in second quarter 2020. The decrease in non-current patent royalties was driven by past sales royalties recognized from the Huawei patent license agreement signed in second quarter 2020, partially offset by royalties recognized from two patent license agreement signed in first half 2021.
In first half 2021 and first half 2020, 69% and 70% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2021 and first half 2020, the following companies accounted for 10% or more of our total revenue:

	Six months ended June 30,
	2021	2020
Apple	33%	31%
Samsung	23%	22%
Huawei	13%	17%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2021 and first half 2020 by category (in thousands):

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
Patent administration and licensing	$77,544	$78,803	$(1,259)	(2)%
Development	44,453	40,910	3,543	9%
Selling, general and administrative	26,016	24,397	1,619	7%
Restructuring activities	13,245	—	13,245	100%
Total operating expenses	$161,258	$144,110	$17,148	12%

Operating expenses increased 12% to $161.3 million in first half 2021 from $144.1 million in first half 2020. The $17.1 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Restructuring activities	$13,245
Personnel-related costs	5,626
Intellectual property enforcement and non-patent litigation	2,386
Patent maintenance	(1,611)
Corporate initiatives	(1,952)
Other	(546)
Total increase in operating expenses	$17,148
The $17.1 million increase in operating expenses was primarily driven by $13.2 million of non-recurring restructuring costs incurred as part of our overall restructuring plan. In addition, there was a $5.6 million increase in personnel-related costs, primarily driven by new employment agreements, and a $2.4 million increase in intellectual property enforcement costs, primarily driven by the ongoing Lenovo and Xiaomi litigations. These increases were offset by a $1.6 million decrease in patent maintenance costs due to the ongoing efforts to effectively manage our patent portfolio size and a $2.0 million decrease due to ongoing efforts to optimize our cost structure, including the closing of our San Diego office.
Patent Administration and Licensing Expense: The decrease in patent administration and licensing expense primarily resulted from the above-noted decrease in patent maintenance costs, slightly offset by an increase in intellectual property enforcement costs. Additionally, lower personnel-related costs contributed to the decrease.
Development Expense: The increase in development expense primarily resulted from the above-noted increase in personnel-related expenses.
Selling, General and Administrative Expense: The increase in selling, general and administrative expense primarily resulted from the above-noted increase in personnel-related costs, and was partially offset by the above-noted corporate initiatives.
Restructuring Activities: The Company incurred $13.2 million of restructuring expenses associated with the Company's overall restructuring plan, as described in Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares first half 2021 non-operating expense to first half 2020 non-operating expense (in thousands):

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
Interest expense	$(13,656)	$(20,516)	$6,860	33%
Interest and investment income	999	4,219	(3,220)	(76)%
Other income, net	2,764	5,593	(2,829)	51%
Total non-operating expense	$(9,893)	$(10,704)	$811	8%
The change in non-operating expense between periods was primarily driven by a $5.5 million gain in 2020, resulting from observable price changes of one of our long-term strategic investments, $6.9 million of reduced non-cash interest expense due to the removal of the accretion of the debt discount on the 2024 Notes resulting from the adoption of ASU 2020-06, $1.0 million of reduced interest expense due to the repayment of the 2020 Notes in first quarter 2020, and a $1.9 million gain in first quarter 2021 on a contract termination. Additionally, Interest and investment income decreased $3.2 million in the six months ended June 30, 2021 due to reduced rates of return on our short-term investments.

Income taxes
In first half 2021 and 2020, we had an effective tax rate of (169.6)% and 26.9%, respectively. The effective tax rate in both periods was driven by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our first half 2021 and 2020 effective tax rate would have been 104.3% and 12.5%, respectively. In the first half of 2021 and 2020, we recorded a net discrete tax expense of $0.6 million and $0.3 million, respectively, primarily related to share-based compensation.

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
•Our expectation that the amortization of dynamic fixed-fee royalty payments will reduce our June 30, 2021 deferred revenue balance over the next twelve months;
•Our expectations with respect to revenue to be recognized based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of June 30, 2021;
•Our expectations and estimations regarding the income tax effects, and the impact on the Company, of the 2017 Tax Cuts and Jobs Act, including our forecasted net benefit related to our income qualifying as FDII;
•Our expectations with respect to anticipated tax refunds to be received from amending certain tax returns;
•The timing, outcome and impact of, and plans, expectations and beliefs with respect to, our various litigation, regulatory, administrative and legislative matters;
•Our belief that we have the ability to obtain additional liquidity through debt and equity financings;
•Our expectations with respect to the impact of the restructuring activities on our financial statements and our business;
•Our belief that our available sources of funds will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program and dividend program for the next twelve months;
•Our expectation that we will continue to pay dividends comparable to our quarterly $0.35 per share cash dividend in the future;
•Our expectations regarding our customers’ ability to continue to pay fixed fee payments owed to us despite the ongoing COVID-19 pandemic; and
•Our expectations regarding the potential effects of the ongoing COVID-19 pandemic on our business, financial position, results of operations and cash flows.
Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties outlined in greater detail in Part I, Item 1A of our 2020 Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2020 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2020 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K. The risk factors set forth below update, and should be read together with, the risk factors in our 2020 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2020 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks related to the implementation of our strategic review.
As described in Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on June 10, 2021, we announced that, as a result of a strategic review of our research and innovation priorities, we commenced the process of a collective economic layoff in which we proposed a reduction in force of 66 employees in our research and innovation unit. This process has placed substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities, and we expect these demands will continue. This announcement could also lead to unanticipated work stoppages, low employee morale, decreased productivity, and a failure to deliver under existing commitments to third parties for research services, which could harm our business. Further, the process to undertake the collective economic layoff, which is governed by French labor law, could take more time than anticipated, and the costs associated therewith could be significantly more than anticipated. As a result of these or any other factors, we could fail to realize the anticipated benefits associated with the strategic review, which could in turn materially harm our business, financial condition and operating results.
The extent to which the COVID-19 pandemic or any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.
The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 and any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic or other event, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on our customers, including those that are presently unlicensed, and other business partners; (iv) the impact on U.S. and global economies and the timing and rate of economic recovery; (v) potential adverse effects on the financial markets and access to capital; (vi) potential goodwill or other impairment charges; (vii) increased cybersecurity risks as a result of pervasive remote working conditions; (viii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; (ix) the ability of our customers to timely satisfy their payment obligations to us; and (x) fluctuations in global shipments of handsets and consumer electronics devices. Furthermore, as a result of the COVID-19 pandemic, our employees have been required to work from for an extended period of time. The significant increase in remote working could exacerbate certain risks to our business, including an increased risk of cybersecurity events, improper dissemination of personal or confidential information and breakdowns in internal controls and processes. Further, as our employees begin to return to work in our physical locations, they may be exposed to COVID-19, and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations, and reputation.

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
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, the number of forums in which we can seek to enforce our patents, the remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. For example, President Biden recently issued an executive order which, among other things, proposed considering changes to the USPTO, DOJ and National Institute of Standards and Technology’s joint policy statement on remedies for SEPs subject to FRAND commitments. The European Commission has also initiated a process to review the EU’s IP policies, in particular as they relate to SEPs and FRAND. Any change as it relates to these matters could impact our ability to negotiate license agreements on favorable terms or at all, limit our potential legal remedies and materially impact our business. Further, legislation designed to reduce the jurisdiction and remedial authority of the USITC has periodically been introduced in Congress.
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
Rulings in our legal proceedings as well as those of third parties may affect our strategies for patent prosecution, licensing and enforcement. For example, in recent years, the USITC and U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patentees, including us. Decisions that occur in the U.S. or in international forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, claim construction, patent exhaustion, patent misuse, permissible licensing practices, available forums, and remedies such as damages and injunctive relief, in ways that are detrimental to the ability of patentees to enforce patents and obtain suitable relief
We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.
We regularly make strategic decisions about our patent portfolio. Although we seek to focus our operations in areas where we see the potential for growth and to divest assets where we see more limited opportunities, dispositions we decide to undertake may involve risks, and the anticipated benefits of such actions may not be realized.

From time to time, we intend to make strategic decisions about our patent portfolio, whether through a formal portfolio review or opportunistic dispositions. Cost savings expectations of any portfolio review are inherently uncertain and, therefore, we cannot provide assurance that we will achieve any expected, or any actual cost savings from any such action. Our portfolio review activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities. We have divested a number of assets, including as part of a recent strategic portfolio rationalization review. Any assets that we divest could turn out to be more valuable than we had anticipated and we may not realize the anticipated benefits of any strategic decision about our patent portfolio.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the second quarter 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2021 - April 30, 2021	61,800	$64.37	61,800	$61,736,030
May 1, 2021 - May 31, 2021	20,800	$67.90	20,800	$60,323,348
June 1, 2021 - June 30, 2021	—	$—	—	$60,323,348
Total	82,600	$65.25	82,600	$60,323,348
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

INTERDIGITAL, INC.

Date: August 5, 2021	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: August 5, 2021	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer