Form 10-Q
period 2021-09-30
InterDigital, Inc.
filed 2021-11-04
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	30,677,998
Title of Class	Outstanding at November 2, 2021

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$467,606	$473,474
Short-term investments	433,200	453,173
Accounts receivable, less allowances of $322 and $0	141,657	16,008
Prepaid and other current assets	80,304	59,894
Total current assets	1,122,767	1,002,549
PROPERTY AND EQUIPMENT, NET	14,182	16,630
PATENTS, NET	371,857	418,343
DEFERRED TAX ASSETS	94,850	80,380
OTHER NON-CURRENT ASSETS, NET	96,956	98,373
Total non-current assets	577,845	613,726
TOTAL ASSETS	$1,700,612	$1,616,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,555	$10,979
Accrued compensation and related expenses	33,838	32,413
Deferred revenue	325,375	219,935
Dividends payable	10,740	10,786
Other accrued expenses	38,521	21,649
Total current liabilities	418,029	295,762
LONG-TERM DEBT	421,420	367,992
LONG-TERM DEFERRED REVENUE	66,673	108,069
OTHER LONG-TERM LIABILITIES	59,173	47,886
TOTAL LIABILITIES	965,295	819,709
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,616 and 71,389 shares issued and 30,689 and 30,816 shares outstanding	716	714
Additional paid-in capital	762,178	738,481
Retained earnings	1,364,378	1,413,969
Accumulated other comprehensive loss	(390)	(184)
	2,126,882	2,152,980
Treasury stock, 40,927 and 40,573 shares of common held at cost	1,402,611	1,379,611
Total InterDigital, Inc. shareholders’ equity	724,271	773,369
Noncontrolling interest	11,046	23,197
Total equity	735,317	796,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,700,612	$1,616,275
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
REVENUES:
Patent licensing royalties	$142,749	$85,222	$309,127	$259,404
Technology solutions	747	2,271	4,467	8,797
Total Revenue	143,496	87,493	313,594	268,201

OPERATING EXPENSES:
Patent administration and licensing	56,150	40,364	133,694	119,167
Development	22,546	20,845	66,999	61,755
Selling, general and administrative	20,978	10,854	46,994	35,251
Restructuring activities	7,045	—	20,290	—
Total Operating expenses	106,719	72,063	267,977	216,173

Income from operations	36,777	15,430	45,617	52,028

INTEREST EXPENSE	(5,773)	(10,365)	(19,429)	(30,881)
OTHER (EXPENSE) INCOME, NET	(1,537)	3,994	2,226	13,806
Income before income taxes	29,467	9,059	28,414	34,953
INCOME TAX (PROVISION) BENEFIT	(4,253)	12,843	(6,039)	5,879
NET INCOME	$25,214	$21,902	$22,375	$40,832
Net loss attributable to noncontrolling interest	(1,014)	(1,882)	(11,042)	(5,319)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$26,228	$23,784	$33,417	$46,151
NET INCOME PER COMMON SHARE — BASIC	$0.85	$0.77	$1.09	$1.50
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,737	30,804	30,792	30,762
NET INCOME PER COMMON SHARE — DILUTED	$0.83	$0.76	$1.07	$1.49
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,431	31,119	31,272	31,029

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net income	$25,214	$21,902	$22,375	$40,832
Unrealized (loss) gain on investments, net of tax	(67)	(362)	(206)	82
Comprehensive income	$25,147	$21,540	$22,169	$40,914
Comprehensive loss attributable to noncontrolling interest	(1,014)	(1,882)	(11,042)	(5,319)
Total comprehensive income attributable to InterDigital, Inc.	$26,161	$23,422	$33,211	$46,233
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	116	—	—	—	—	116
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,777)	(1,777)
Net change in unrealized gain on short-term investments	—	—	—	—	32	—	—	—	32
Dividends declared ($0.35 per share)	—	—	84	(10,847)	—	—	—	—	(10,763)
Exercise of common stock options	27	1	777	—	—	—	—	—	778
Issuance of common stock, net	27	—	(725)	—	—	—	—	—	(725)
Amortization of unearned compensation	—	—	2,003	—	—	—	—	—	2,003
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, MARCH 31, 2020	71,322	$713	$729,541	$1,402,048	$(42)	40,573	$(1,379,611)	$22,947	$775,596
Net income attributable to InterDigital, Inc.	—	—	—	22,251	—	—	—	—	22,251
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,660)	(1,660)
Net change in unrealized gain on short-term investments	—	—	—	—	412	—	—	—	412
Dividends declared ($0.35 per share)	—	—	136	(10,917)	—	—	—	—	(10,781)
Exercise of common stock options	19	—	1,014	—	—	—	—	—	1,014
Issuance of common stock, net	36	—	(755)	—	—	—	—	—	(755)
Amortization of unearned compensation	—	—	4,629	—	—	—	—	—	4,629
BALANCE, JUNE 30, 2020	71,377	$713	$734,565	$1,413,382	$370	40,573	$(1,379,611)	$21,287	$790,706
Net income attributable to InterDigital, Inc.	—	—	—	23,784	—	—	—	—	23,784
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,882)	(1,882)
Net change in unrealized loss on short-term investments	—	—	—	—	(362)	—	—	—	(362)
Dividends declared ($0.35 per share)	—	—	145	(10,927)	—	—	—	—	(10,782)
Exercise of common stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	2	—	(55)	—	—	—	—	—	(55)
Amortization of unearned compensation	—	—	1,267	—	—	—	—	—	1,267
BALANCE, SEPTEMBER 30, 2020	71,379	$713	$735,922	$1,426,239	$8	40,573	$(1,379,611)	$19,405	$802,676

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment to Retained Earnings related to adoption of ASU 2020-06	—	—	—	(50,184)	—	—	—	—	(50,184)
Net income attributable to InterDigital, Inc.	—	—	—	5,571	—	—	—	—	5,571
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,613)	(1,613)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,109)	(1,109)
Net change in unrealized loss on short-term investments	—	—	—	—	(70)	—	—	—	(70)
Dividends declared ($0.35 per share)	—	—	210	(10,976)	—	—	—	—	(10,766)
Exercise of common stock options	32	—	737	—	—	—	—	—	737
Issuance of common stock, net	55	—	(2,962)	—	—	—	—	—	(2,962)
Amortization of unearned compensation	—	—	2,153	—	—	—	—	—	2,153
Repurchase of common stock	—	—	—	—	—	91	(5,750)	—	(5,750)
BALANCE, MARCH 31, 2021	71,476	$714	$738,619	$1,358,380	$(254)	40,664	$(1,385,361)	$20,475	$732,573
Net income attributable to InterDigital, Inc.	—	—	—	1,618	—	—	—	—	1,618
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(8,415)	(8,415)
Net change in unrealized loss on short-term investments	—	—	—	—	(69)	—	—	—	(69)
Dividends declared ($0.35 per share)	—	—	158	(10,925)	—	—	—	—	(10,767)
Exercise of common stock options	71	1	3,631	—	—	—	—	—	3,632
Issuance of common stock, net	41	—	(711)	—	—	—	—	—	(711)
Amortization of unearned compensation	—	—	3,775	—	—	—	—	—	3,775
Repurchase of common stock	—	—	—	—	—	82	(5,391)	—	(5,391)
BALANCE, JUNE 30, 2021	71,588	$715	$745,472	$1,349,073	$(323)	40,746	$(1,390,752)	$12,060	$716,245
Net income attributable to InterDigital, Inc.	—	—	—	26,228	—	—	—	—	26,228
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,014)	(1,014)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(67)	—	—	—	(67)
Dividends declared ($0.35 per share)	—	—	183	(10,923)	—	—	—	—	(10,740)
Exercise of common stock options	23	1	1,515	—	—	—	—	—	1,516
Issuance of common stock, net	5	—	(74)	—	—	—	—	—	(74)
Amortization of unearned compensation	—	—	15,082	—	—	—	—	—	15,082
Repurchase of common stock	—	—	—	—	—	181	(11,859)	—	(11,859)
BALANCE, SEPTEMBER 30, 2021	71,616	$716	$762,178	$1,364,378	$(390)	40,927	$(1,402,611)	$11,046	$735,317
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,375	$40,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,971	61,027
Non-cash interest expense, net	5,240	13,202
Non-cash change in fair-value	(949)	(5,501)
Change in deferred revenue	64,044	53,066
Deferred income taxes	(14,416)	(5,518)
Share-based compensation	21,010	7,899
Impairment of patents	11,000	—
Other	—	(63)
Increase in assets
Receivables	(125,649)	(10)
Deferred charges and other assets	(13,464)	(26,745)
Increase (decrease) in liabilities:
Accounts payable	2,266	(1,675)
Accrued compensation and other expenses	28,735	7,698
Net cash provided by operating activities	59,163	144,212
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(498,151)	(187,707)
Sales of short-term investments	516,715	195,072
Purchases of property and equipment	(1,877)	(9,875)
Capitalized patent costs	(28,145)	(23,726)
Long-term investments	(1,091)	4,260
Net cash used in investing activities	(12,549)	(21,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	5,885	1,792
Payments on long-term debt	—	(94,909)
Repurchase of common stock	(23,000)	(349)
Non-controlling interest distribution	(1,109)	—
Taxes withheld upon restricted stock unit vestings	(3,747)	(1,535)
Dividends paid	(32,319)	(32,290)
Net cash used in financing activities	(54,290)	(127,291)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,676)	(5,055)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	477,663	757,098
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$469,987	$752,043
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2021, the results of our operations for the three and nine months ended September 30, 2021 and 2020 and our cash flows for the nine months ended September 30, 2021 and 2020. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “2020 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021. Definitions of capitalized terms not defined herein appear within our 2020 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of September 30, 2021.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2020 Form 10-K, except as indicated below in "New Accounting Guidance".
Prior Periods' Financial Statement Revision
In connection with the preparation of the condensed consolidated financial statements as of and for the three months ended June 30, 2021, it was identified that we incorrectly classified certain tax receivables, representing approximately 1.5% of total assets as of December 31, 2020, as other current assets instead of non-current in the presentation of our consolidated balance sheet.
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

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands):

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2021	2020
Interest paid	$4,000	$4,712
Income taxes paid, including foreign withholding taxes	9,835	18,211
Non-cash investing and financing activities:
Dividend payable	10,740	10,782
Non-cash acquisition of patents	—	33,300
Accrued capitalized patent costs and property and equipment	3,690	(419)
Unsettled repurchase of common stock	499	—
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
Lastly, the adoption requires the use of the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and requires the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation. Due to the reduction in non-cash interest expense, this adoption increased both basic and diluted earnings per share by $0.09 in the three months ended September 30, 2021 and $0.26 in the nine months ended September 30, 2021.
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

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,
	2021	2020	Increase/(Decrease)
Variable patent royalty revenue	$8,346	$7,377	$969	13%
Fixed-fee royalty revenue	84,295	77,338	6,957	9%
Current patent royalties [a]	92,641	84,715	7,926	9%
Non-current patent royalties [b]	50,108	507	49,601	9,783%
Total patent royalties	142,749	85,222	57,527	68%
Current technology solutions revenue [a]	747	2,271	(1,524)	(67)%
Total revenue	$143,496	$87,493	$56,003	64%

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
Variable patent royalty revenue	$22,765	$17,920	$4,845	27%
Fixed-fee royalty revenue	222,887	221,023	1,864	1%
Current patent royalties [a]	245,652	238,943	6,709	3%
Non-current patent royalties [b]	63,475	20,461	43,014	210%
Total patent royalties	309,127	259,404	49,723	19%
Current technology solutions revenue [a]	4,467	8,797	(4,330)	(49)%
Total revenue	$313,594	$268,201	$45,393	17%
a.    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
During the nine months ended September 30, 2021, we recognized $186.9 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2021, we had contract assets of $20.5 million and $8.7 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2020, we had contract assets of $9.7 million and $8.9 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of September 30, 2021, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue
Remainder 2021	$89,541
2022	299,307
2023	104,469
2024	60,089
2025 and beyond	60,000
Total Revenue	$613,406

3. INCOME TAXES
In the nine months ended September 30, 2021 and 2020, the Company had an effective tax rate of 21.3% and (16.8)%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our effective tax rate for the nine months ended September 30, 2021 and 2020 would have been 8.4% and (31.3)% respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded a discrete net expense of $0.3 million and $18.2 million, respectively, primarily related to share-based compensation and the expected amendment of a prior year return to utilize a tax asset generated in the prior year. Due to the closing of the statute of limitations on certain tax years, the Company believes it is reasonably possible that it will have a reduction in the liability for unrecognized tax benefits of $1.1 million, excluding interest and penalties.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the nine months ended September 30, 2021 and 2020, the Company paid approximately $8.9 million and $17.8 million, respectively, in foreign source creditable withholding tax.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income applicable to InterDigital, Inc.	$26,228	$23,784	$33,417	$46,151
Weighted-average shares outstanding:
Basic	30,737	30,804	30,792	30,762
Dilutive effect of stock options, RSUs, convertible securities and warrants	694	315	480	267
Diluted	31,431	31,119	31,272	31,029
Earnings per share:
Basic	$0.85	$0.77	$1.09	$1.50
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.02)	(0.01)	(0.02)	(0.01)
Diluted	$0.83	$0.76	$1.07	$1.49

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Restricted stock units and stock options	441	156	289	154
Convertible securities(a)	—	4,921	—	5,222
Warrants	4,921	5,319	4,921	5,931
Total	5,362	10,396	5,210	11,307
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
On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021 construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding. Trial for the consolidated proceedings is scheduled for December 5, 2022.
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
Xiaomi
As a result of the license agreement between the Company and a subsidiary of Xiaomi Corporation ("Xiaomi"), the parties have ceased all activity in each of the disputes described below and will be taking timely action to formally withdraw all claims.
China Proceeding
On August 5, 2020, Xiaomi informed the Company that certain of its affiliates filed a complaint in the Wuhan Intermediate People's Court (the "Wuhan Court") seeking a determination of a global FRAND rate for a license to the Company's 3G and/or 4G/LTE SEPs. The Company was informed that the Wuhan Court held an ex parte hearing on or about September 23, 2020 and issued an order that enjoins the Company from seeking an injunction against Xiaomi and certain of its subsidiaries for infringement of certain of the Company's 3G and/or 4G/LTE SEPs on threat of a fine of up to one million yuan per day for violating that order.

On September 30, 2020, the Company filed a response seeking reconsideration of the anti-suit injunction, which was denied. The Company challenged that decision at the Supreme People's Court of the People's Republic of China, but that challenge was also denied.
The Wuhan Court held two evidentiary hearings in April and June 2021. On July 29, 2021, the Wuhan Court held the first of multiple substantive hearings during which the parties presented their respective claims, defenses and evidence.
India Proceeding
On July 29, 2020, the Company and certain of its subsidiaries filed two patent infringement actions in the Delhi High Court (the "Delhi High Court") against Xiaomi and certain of its subsidiaries. The first complaint alleges infringement of five of the Company's patents related to 3G and/or 4G/LTE standards: Indian Patent Nos. 262910; 295912; 298719; 313036; and 320182. The second complaint alleges infringement of three of the Company's patents related to H.265/HEVC standards: Indian Patent Nos. 242248; 299448; and 308108.
On September 29, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Delhi High Court seeking to enjoin Xiaomi from enforcing the Wuhan Court's anti-suit injunction order described above. On October 9, 2020, the Delhi High Court granted the Company's motion and issued an ad interim injunction. On May 3, 2021, the interim anti-anti-suit injunction was made permanent for the duration of the Indian cellular case.
On June 4, 2021, Xiaomi filed responses to the two complaints (cellular and H.265/HEVC), which included counterclaims seeking invalidation of the patents in the respective suits. The Company filed its replies on July 5, 2021.
German Proceeding
On October 30, 2020, the Company filed an anti-anti-suit injunction application against Xiaomi in the Munich District Court, seeking to enjoin Xiaomi from pursuing the Wuhan Court's anti-suit injunction order described above with respect to Germany. On November 11, 2020, the Munich District Court granted the Company's motion and issued an ex parte injunction restraining Xiaomi from enforcing the anti-suit injunction. Xiaomi opposed the injunction and requested a stay of enforcement. On January 28, 2021, the Munich District Court dismissed the request for stay of enforcement. On February 25, 2021 the Munich District Court confirmed its earlier ex parte anti-anti-suit injunction against Xiaomi. Xiaomi appealed the decision to the Higher Regional Court Munich.
On April 27, 2021, the Company was informed that the Munich Regional Court commenced service of three patent infringement actions filed against Xiaomi and certain of its subsidiaries by a subsidiary of the Company. The complaints involve infringement of the Company's German 3G and/or 4G/LTE patents (Patent Nos. EP 2,421,318; EP 2,485,558; and EP 3,355,537).
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2021.
6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2021, December 31, 2020 and September 30, 2020 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,
	2021	2020	2020
Cash and cash equivalents	$467,606	$473,474	$746,561
Restricted cash included within prepaid and other current assets	1,300	3,108	4,401
Restricted cash included within other non-current assets	1,081	1,081	1,081
Total cash, cash equivalents and restricted cash	$469,987	$477,663	$752,043

Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of September 30, 2021 two licensees comprised 93% and as of December 31, 2020 five licensees comprised 53%, respectively, of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$469,987	$—	$—	$469,987
Commercial paper (b)	—	254,688	—	254,688
U.S. government securities	—	129,017	—	129,017
Corporate bonds, asset backed and other securities	—	49,495	—	49,495
Total	$469,987	$433,200	$—	$903,187

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$397,522	$—	$—	$397,522
Commercial paper(b)	—	285,242	—	285,242
U.S. government securities	—	166,223	—	166,223
Corporate bonds, asset backed and other securities	—	81,849	—	81,849
Total	$397,522	$533,314	$—	$930,836
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of September 30, 2021 and December 31, 2020, $0.0 million and $80.1 million, respectively, of commercial paper was included within cash and cash equivalents.
Non-Recurring Fair Value Measurements
Investments in Other Entities
During second quarter 2021, we recognized a $1.0 million unrealized gain resulting from observable price changes of one of our long-term strategic investments, which was included within “Other (expense) income, net” in the condensed consolidated statement of income.
During first quarter 2020, we recognized a $5.5 million unrealized gain resulting from observable price changes of one of our long-term strategic investments, which was included within “Other (expense) income, net” in the condensed consolidated statement of income.
Lease Assets
During first quarter 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Right of Use Asset related to the abandonment of one of our leased properties, which was included within “Operating Expenses” in the condensed consolidated statement of income.
Patents
During second quarter 2021, Convida approved a plan to sell certain patent assets, which were classified as held-for sale. This resulted in an impairment of $11.0 million and was included within restructuring activities as more fully discussed below. The patents held for sale are recorded at fair value on September 30, 2021 and are included within "Prepaid and other current assets" in the condensed consolidated balance sheet.
Fair Value of Long-Term Debt
2024 Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	September 30, 2021			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$395,217	$432,000	$400,000	$343,821	$418,760
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$26,203	$33,192	$24,171	$27,016

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2021 and December 31, 2020 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2021, we recognized $0.4 million and $2.0 million, respectively, of interest expense related to this debt, compared to $0.8 million and $2.3 million during the three and nine months ended September 30, 2020, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
2024 Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019, we issued $400.0 million in aggregate principal amount of 2.00% Senior Convertible Notes due 2024 (the "2024 Notes"). The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes (i) bear interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and (ii) mature on June 1, 2024, unless earlier converted or repurchased. The effective interest rate of the 2024 Notes is 2.02%.
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
2020 Notes
On March 11, 2015, we issued $316.0 million in aggregate principal amount of 1.50% Senior Convertible Notes due 2020 (the "2020 Notes"). The 2020 Notes bore interest at a rate of 1.50% per year and matured on March 1, 2020. On the maturity date, the outstanding balance of $94.9 million under the 2020 Notes was repaid in full.
The following table reflects the carrying value of our convertible notes long-term debt as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Principal	$400,000	$400,000
Less:
Unamortized interest discount(a)	—	(51,567)
Deferred financing costs(a)	(4,783)	(4,612)
Net carrying amount of the 2024 Notes	$395,217	$343,821
______________________________
(a)Due to the adoption of ASU 2020-06 on January 1, 2021, the unamortized interest discount was reclassified back to the carrying value of the 2024 Notes. Refer to Note 1, "Basis of Presentation", for further information regarding this adoption.
The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2021 and 2020 relating to the contractual interest coupon, accretion of the debt discount, and the amortization of deferred financing costs of the 2024 Notes and 2020 Notes (in thousands):

	Three months ended September 30,
	2021	2020
	2024 Notes	2024 Notes	2020 Notes	Total
Contractual coupon interest	$2,000	$2,000	$—	$2,000
Accretion of debt discount(a)	—	3,323	—	3,323
Amortization of deferred financing costs	411	297	—	297
Total	$2,411	$5,620	$—	$5,620

	Nine months ended September 30,
	2021	2020
	2024 Notes	2024 Notes	2020 Notes	Total
Contractual coupon interest	$6,000	$6,000	$237	$6,237
Accretion of debt discount(a)	—	9,800	669	10,469
Amortization of deferred financing costs	1,211	876	70	946
Total	$7,211	$16,676	$976	$17,652
______________________________
(a)Due to the adoption of ASU 2020-06, there is no longer accretion of the debt discount starting January 1, 2021. Refer to Note 1, "Basis of Presentation", for further information regarding this adoption.

Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of September 30, 2021, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of September 30, 2021, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $37.6 million and $2.9 million, respectively. Assets included $13.3 million of cash and cash equivalents, $6.4 million of accounts receivable and prepaid and other current assets, and $17.9 million of patents, net. As of December 31, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $62.0 million and $5.8 million, respectively. Assets included $24.5 million of cash and cash equivalents, $2.3 million of accounts receivable and prepaid and other current assets, and $35.2 million of patents, net.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. The spinout of the unit, which includes an affiliate of Sony as an investor along with the Company, gave Chordant added independence and flexibility in driving into its core operator and smart city markets. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant.  For the three and nine months ended September 30, 2021, we have allocated approximately $0.0 million and $2.3 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties, and for the three and nine months September 30, 2020, we allocated $0.4 million and $0.9 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties. During second quarter 2021, Chordant began the process of ceasing operations.
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2018 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity.  Based on the terms of the agreement, the parties contribute funding and resources for additional research and platform development, which we will perform.  SCP IP Investment LLC, an affiliate of Stephens Inc., is a minority investor in Convida Wireless.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the three and nine months ended September 30, 2021, we allocated $1.0 million and $8.7 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and nine months ended September 30, 2020, we allocated $1.5 million and $4.4 million, respectively.
During second quarter 2021, Convida approved a plan to sell certain patent assets, which were classified as held-for sale. This resulted in an impairment of $11.0 million and was included within restructuring activities as more fully discussed below. The patents held for sale are recorded at fair value on September 30, 2021 and are included within "Prepaid and other current assets" in the condensed consolidated balance sheet.
Signal Trust for Wireless Innovation
During 2013, we announced the establishment of the Signal Trust for Wireless Innovation (the “Trust”), the goal of which was to monetize a patent portfolio primarily related to 3G cellular infrastructure. In response to a request from the Trust, in first quarter 2021 we provided our consent, as major beneficiary, to dissolve the Trust.
The Trust has been accounted for as a variable interest entity. Based on the terms of the trust agreement, we determined that we are the primary beneficiary for accounting purposes and have included the Trust in our consolidated financial statements. Pending the dissolution of the Trust, we will continue to consolidate the Trust in our consolidated financial statements.

9. OTHER (EXPENSE) INCOME, NET
The amounts included in "Other (expense) income, net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest and investment income	$385	$825	$1,384	$5,044
Other	(1,922)	3,169	842	8,762
Other (expense) income, net	$(1,537)	$3,994	$2,226	$13,806
Interest and investment income decreased in both the three and nine months ended September 30, 2021, due to reduced rates of return on our short-term investments. Other decreased in the three months ended September 30, 2021, compared to the three months ended September 30, 2020 primarily due to a foreign currency translation loss in the three months ended September 30, 2021, compared to a gain in three months ended September 30, 2020 arising from euro translation of our foreign subsidiaries. The decrease in other in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 was primarily driven by a decrease in gains resulting from observable price changes of our long-term strategic investments, which were $5.5 million during the nine months ended September 30, 2020 and $1.0 million during the nine months ended September 30, 2021. This decrease was partially offset by a $1.9 million gain on a contract termination in first quarter 2021.
10.    OTHER ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

		As Reported	As Revised (a)
	September 30, 2021	December 31, 2020	December 31, 2020
Tax receivables	$49,734	$69,592	$45,262
Prepaid assets	8,520	10,899	10,899
Patents held for sale	6,228	—	—
Receivable from sale of long-term investments	3,016	—	—
Operating lease receivable	64	817	817
Other current assets	12,742	2,916	2,916
Total Prepaid and other current assets	$80,304	$84,224	$59,894
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

		As Reported	As Revised (a)
	September 30, 2021	December 31, 2020	December 31, 2020
Tax receivables	$29,969	$—	$24,330
Goodwill	22,421	22,421	22,421
Right-of-use assets	18,871	22,456	22,456
Long-term investments	14,580	15,489	15,489
Other non-current assets	11,115	13,677	13,677
Total Other non-current assets, net	$96,956	$74,043	$98,373
_____________________________
(a)As discussed in Note 1, we revised our prior period presentation of "Prepaid and other current assets" and "Other non-current assets, net". This column represents the effect of the revision on the consolidated balance sheet.

11.    RESTRUCTURING ACTIVITIES
During second quarter 2021, the Company began the process of a strategic review and undertook certain actions in order to increase focus on core technologies and markets.
On June 10, 2021, the Company announced that, as a result of a strategic review of its research and innovation priorities, it commenced the process of a collective economic layoff in which it proposed a reduction in force of 66 positions in its research and innovation unit, 60 of which are based in France. The Company launched an information-consultation process with respect to the contemplated reorganization with the works council of certain of its French subsidiaries, as required by French law. On September 28, 2021, the Company finalized an agreement with the representative trade unions of certain of its French subsidiaries to commence the reorganization of the research and innovation unit located in France as part of the reduction in force. This agreement was validated by the Regional Director of Economy, Employment, Labor and Solidarity on October 25, 2021. The majority of termination notices will be issued during the remainder of 2021.
During June 2021, Chordant began the process of ceasing operations. The Company implemented a reduction in workforce action in second quarter 2021, consisting of 18 employees.
Additionally, in June 2021, Convida approved a plan to sell certain patents. The proceeds from the sale of these patents will contribute to funding Convida's operations. These assets were evaluated as a separate asset group and reclassified as assets held for sale. Upon the reclassification, the patents to be sold are recorded at fair value, which resulted in the Company recognizing an $11.0 million impairment during the three months ended June 30, 2021. We determined the fair value based upon evaluation of market conditions. The patents held for sale are included within "Prepaid and other current assets" in the consolidated balance sheet.
Restructuring charges are estimated based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts incurred for such activities may differ from amounts initially estimated. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force or other restructuring activities.
The restructuring charges associated with the above activities totaling $7.0 million and $20.3 million in the three and nine months ended September 30, 2021, respectively, are presented net of any reimbursement arrangements and include $0.1 million and $1.2 million of outside services and other associated costs related to non-recurring consultant and legal fees in the three and nine months ended September 30, 2021. We expect additional charges to be recorded in fourth quarter 2021.
As of September 30, 2021, the Company's restructuring liability was $17.8 million, of which $6.9 million was included in "Other accrued expenses" and $10.9 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of March 31, 2021	$—
Accrual	12,285
Cash payments	(628)
Balance as of June 30, 2021	$11,657
Accrual	7,033
Cash payments	(859)
Balance as of September 30, 2021	$17,831
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Patent impairment	$—	$11,000
Severance and other benefits	6,998	18,084
Outside services and other associated costs	47	1,246
Reimbursement arrangements	—	(10,040)
Total	$7,045	$20,290

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
New Agreements
On August 3, 2021, we announced that we have entered into a multi-year, worldwide, non-exclusive, royalty bearing license with a subsidiary of Xiaomi. The license covers Xiaomi’s cellular-enabled mobile devices under our standard essential patents related to cellular wireless (including 3G, 4G and 5G), WiFi and HEVC video technology. As part of the agreement, we and Xiaomi have agreed to terminate all pending patent litigation and other proceedings between the companies. During third quarter 2021, we recognized a total of $45.0 million of revenue associated with the Xiaomi patent license agreement, including $30.0 million of non-recurring revenue.
During third quarter 2021, as part of the Madison Arrangement, we entered into a non-exclusive, per-unit royalty-bearing patent license agreement with a top ten global TV manufacturer, covering certain of the licensee’s sales of digital televisions. During third quarter 2021, we recognized a total of $20.9 million of revenue associated with the patent license agreement, including $19.2 million of non-recurring revenue.
Recurring Revenue
Third quarter 2021 recurring revenue was $93.4 million, compared to recurring revenue of $87.0 million in third quarter 2020, a 7% year-over-year increase. The increase in recurring revenue was primarily due to additional revenues from ten new patent license agreements signed in the last twelve months, including the Xiaomi and top ten global TV manufacturer patent license agreements signed in third quarter 2021, partially offset by a reduction in revenues resulting from LG's decision to exit the handset business. Refer to "Results of Operations --Third Quarter 2021 Compared to Third Quarter 2020" for further discussion of our 2021 revenue.
Restructuring Activities
On June 10, 2021, we announced that, as a result of a strategic review of our research and innovation priorities, we commenced the process of a collective economic layoff in which we proposed a reduction in force of 66 positions in our research and innovation unit, 60 of whom are based in France. We launched an information-consultation process with respect to the contemplated reorganization with the works council of certain of our French subsidiaries, as required by French law. On September 28, 2021, the Company finalized an agreement with the representative trade unions of certain of its French subsidiaries to commence the reorganization of the research and innovation unit located in France as part of the reduction in force announced in June. This agreement was validated by the Regional Director of Economy, Employment, Labor and Solidarity on October 25, 2021. The majority of termination notices will be issued during the remainder of 2021.
During third quarter 2021, we recognized $7.0 million of restructuring expenses including $6.9 million of severance and other benefits and $0.1 million of outside services and other associated costs which are included within “Restructuring Activities” in the condensed consolidated statement of income.
In October 2021, we expanded our restructuring efforts to include general and administrative functions largely centered in the U.S., which will result in a further reduction in force of approximately 8% of total headcount as well as cuts to our non-labor expenses.
We expect to recognize additional restructuring charges of $5 million to $6 million in fourth quarter 2021. Previously, we disclosed that our initial restructuring efforts would drive annualized recurring expense savings of approximately $15 million. While the expanded actions will increase these savings, we have begun to reinvest in our research activities in wireless, video, and other fundamental technologies and will continue to evaluate the extent of re-investment through the end of the year.

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
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during three months ended September 30, 2021. As discussed in our 2020 Form 10-K, fixed-fee royalties accounted for nearly 89% of our revenues in 2020. To that end, in the nine months ended September 30, 2021, we did not experience a significant impact on our revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with our entire worldwide workforce continuing to work remotely with limited exceptions. We are currently planning for a return to in-person work as early as January 2022, however we continue to evaluate feasibility of this date based on the evolving environment and regulatory guidance. All of our locations are open on a limited and voluntary basis. Despite the remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Although we have resumed work-related travel on a limited basis, we have conducted the majority of our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Between March 12, 2020, when we began to work almost entirely remotely, and September 30, 2021, we successfully concluded thirteen new patent license agreements that we estimate will result in aggregate revenues exceeding $500.0 million over the terms of those agreements. Our financial position remains strong, we believe we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.
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
Share Repurchase Program
During third quarter 2021, we repurchased 0.2 million shares for $11.9 million under our share repurchase program (the "2014 Repurchase Program"). As of September 30, 2021, there was approximately $48.5 million remaining under the stock repurchase authorization. Year-to-date through November 3, 2021, we repurchased 0.5 million shares for $30.0 million under the 2014 Repurchase Program.
Comparability of Financial Results
When comparing third quarter 2021 financial results against other periods, the following items should be taken into consideration:
•Our third quarter 2021 revenue includes $50.1 million of non-recurring revenue primarily related to the patent license agreements with Xiaomi and a top ten global TV manufacturer signed in third quarter 2021.
•During third quarter 2021, we incurred $11.1 million of one-time supplemental compensation costs driven by licensing success.
•During third quarter 2021, we recognized $7.0 million of restructuring expenses. These costs resulted from our restructuring activities as described in Note 11, "Restructuring Activities", within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and are included within “Restructuring activities” expenses in the condensed consolidated statement of income.
•Interest expense decreased in third quarter 2021 by $4.6 million primarily due to a reduction in non-cash interest expense resulting from the accounting adoption of ASU 2020-06, related to the accounting for convertible debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2020 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2020 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of September 30, 2021, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing share repurchase program and dividend program for the next twelve months.
Cash, cash equivalents, restricted cash and short-term investments
As of September 30, 2021 and December 31, 2020, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	September 30, 2021	December 31, 2020	Increase / (Decrease)
Cash and cash equivalents	$467,606	$473,474	$(5,868)
Restricted cash included within prepaid and other current assets	1,300	3,108	(1,808)
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	433,200	453,173	(19,973)
Total cash, cash equivalents, restricted cash and short-term investments	$903,187	$930,836	$(27,649)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $54.3 million, primarily related to dividend payments and repurchases of common stock and cash used in investing activities of $31.1 million, excluding sales and purchases of short-term investments, offset by cash provided by operating activities of $59.2 million. Refer to the sections below for further discussion of these items.
Cash flows from operating activities
We generated the following cash flows from operating activities in the first nine months 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020	Increase / (Decrease)
Net cash provided by operating activities	$59,163	$144,212	$(85,049)

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $85.0 million change in net cash provided by operating activities was primarily driven by lower cash receipts, primarily attributable to the timing of cash receipts related to both new and existing patent license agreements. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020	Increase / (Decrease)
Cash Receipts:
Patent royalties	$225,914	$303,918	$(78,004)
Technology solutions	3,722	4,678	(956)
Total cash receipts	229,636	308,596	(78,960)

Cash Outflows:
Cash operating expenses [a]	176,996	147,310	29,686
Income taxes paid [b]	9,835	18,211	(8,376)
Total cash outflows	186,831	165,521	21,310

Other working capital adjustments	16,358	1,137	15,221

Cash flows provided by operating activities	$59,163	$144,212	$(85,049)
______________________________
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for the first nine months 2021 was $12.5 million, a $9.4 million change from $22.0 million of net cash used in investing activities in the first nine months 2020. During the first nine months 2021, we sold $18.6 million of short-term marketable securities, net of purchases, we capitalized $30.0 million of patent costs and property plant and equipment purchases, and invested $1.1 million in a new strategic investment. During the first nine months 2020, we sold $7.4 million of short-term marketable securities, net of purchases, and we capitalized $33.6 million of patent costs and property plant and equipment purchases and $4.3 million of cash receipts from the sale of one of our long-term strategic investments.
Net cash used in financing activities for the first nine months 2021 was $54.3 million, a change of $73.0 million from net cash used in financing activities of $127.3 million for the first nine months 2020. This change was primarily attributable to a $94.9 million payment on long-term debt related to the repayment of our 2020 Notes during first quarter 2020 offset by $22.7 million of additional repurchases of common stock and a $1.1 million non-controlling interest distribution in first quarter 2021.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2021 was approximately $392.0 million, a net increase of $64.0 million from December 31, 2020. This increase in deferred revenue was primarily attributable to timing of cash receipts from our dynamic fixed-fee royalty agreements and amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2021 deferred revenue balance of $392.0 million by $325.4 million over the next twelve months.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes as of September 30, 2021) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of September 30, 2021), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes outstanding as of September 30, 2021, and the approximately 4.9 million warrants related to the 2024 Notes outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2024 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the 2024 Warrant Transactions, and settlement of the 2024 Note Hedge Transactions:

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
RESULTS OF OPERATIONS
Third Quarter 2021 Compared to Third Quarter 2020
Revenues
The following table compares third quarter 2021 revenues to third quarter 2020 revenues (in thousands):

	Three months ended September 30,
	2021	2020	Total Increase/(Decrease)
Variable patent royalty revenue	$8,346	$7,377	$969	13%
Fixed-fee royalty revenue	84,295	77,338	6,957	9%
Current patent royalties [a]	92,641	84,715	7,926	9%
Non-current patent royalties [b]	50,108	507	49,601	9,783%
Total patent royalties	142,749	85,222	57,527	68%
Current technology solutions revenue [a]	747	2,271	(1,524)	(67)%
Total revenue	$143,496	$87,493	$56,003	64%
a.    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
The $56.0 million increase in total revenue was primarily driven by additional revenues from ten new patent license agreements signed in the last twelve months, including agreements with Xiaomi and a top ten global TV manufacturer signed in third quarter 2021, which primarily drove both a $6.4 million increase in recurring revenue and a $49.6 million increase in non-current patent royalties. These increases in revenue were partially offset by a reduction in revenues resulting from LG's decision to exit the handset business and a decrease in technology solutions revenues from a strategic partner.

In third quarter 2021 and third quarter 2020, 79% and 67% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In third quarter 2021 and third quarter 2020, the following companies accounted for 10% or more of our total revenue:

	Three months ended September 30,
	2021	2020
Xiaomi	31%	—%
Apple	19%	32%
Vizio	15%	—%
Samsung	14%	22%
Huawei	<10%	13%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2021 and third quarter 2020 by category (in thousands):

	Three months ended September 30,
	2021	2020	Increase/(Decrease)
Patent administration and licensing	$56,150	$40,364	$15,786	39%
Development	22,546	20,845	1,701	8%
Selling, general and administrative	20,978	10,854	10,124	93%
Restructuring activities	7,045	—	7,045	100%
Total operating expenses	$106,719	$72,063	$34,656	48%
Operating expenses increased to $106.7 million in third quarter 2021 from $72.1 million in third quarter 2020. The $34.7 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Supplemental compensation	$16,479
Revenue share	8,817
Restructuring activities	7,045
Intellectual property enforcement and non-patent litigation	4,018
Other	(1,703)
Total increase in operating expenses	$34,656

The $34.7 million increase in operating expenses was driven by supplemental compensation, including annual bonus and long-term compensation, and revenue share costs both driven by patent license agreements signed in third quarter 2021. The supplemental compensation increase includes one-time charges of approximately $11.1 million to increase compensation accruals based on licensing success achieved to date, including $6.4 million related to the vesting of performance components of the previously disclosed new hire equity award granted to our CEO, and $2.4 million related to the goal modification associated with the 2019 performance based grant that was modified for all plan participants in the first half 2021 in order to reinforce pay-for-performance and drive employee retention. The $8.8 million increase in revenue share costs related to the above-noted patent license agreement with a top ten global TV manufacturer. In addition, $7.0 million of the increase related to non-recurring restructuring costs incurred as part of our overall restructuring plan. Lastly, there was a $4.0 million increase in intellectual property enforcement costs, primarily driven by the ongoing Lenovo litigations.

Patent Administration and Licensing Expense: The $15.8 million increase in patent administration and licensing expense primarily resulted from the above noted $8.8 million increase in revenue share, as well as the supplemental compensation and, intellectual property enforcement costs discussed above.
Development Expense: Development expense increased $1.7 million primarily resulting from the increase in supplemental compensation costs discussed above.

Selling, General and Administrative Expense: The $10.1 million increase in selling, general and administrative expense was primarily due to the increase in supplemental compensation costs discussed above, partially offset by a decrease in costs from outside consultants.
Restructuring Activities: We incurred $7.0 million of restructuring expenses associated with our overall restructuring plan, as described in Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares third quarter 2021 non-operating expense to third quarter 2020 non-operating expense (in thousands):

	Three months ended September 30,
	2021	2020	Increase/(Decrease)
Interest expense	$(5,773)	$(10,365)	$4,592	44%
Interest and investment income	385	825	(440)	(53)%
Other (expense) income, net	(1,922)	3,169	(5,091)	(161)%
Total non-operating expense	$(7,310)	$(6,371)	$(939)	(15)%
The change in non-operating expense between periods was driven by $4.6 million of reduced non-cash interest expense due to the removal of the accretion of the debt discount on the 2024 Notes resulting from the adoption of ASU 2020-06. Additionally, Other (expense) income, net decreased $5.1 million primarily related to a foreign currency translation loss in the three months ended September 30, 2021, compared to a gain in three months ended September 30, 2020 arising from euro translation of our foreign subsidiaries.
Income taxes
In third quarter 2021 and 2020, we had an effective tax rate of 14.4% and (141.8)%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our third quarter 2021 and 2020 effective tax rate would have been 11.8% and (156.4)%, respectively.

First Nine Months 2021 Compared to First Nine Months 2020
Revenues
The following table compares first nine months 2021 revenues to first nine months 2020 revenues (in thousands):

	Nine months ended September 30,
	2021	2020	Total Increase/(Decrease)
Variable patent royalty revenue	$22,765	$17,920	$4,845	27%
Fixed-fee royalty revenue	222,887	221,023	1,864	1%
Current patent royalties [a]	245,652	238,943	6,709	3%
Non-current patent royalties [b]	63,475	20,461	43,014	210%
Total patent royalties	309,127	259,404	49,723	19%
Current technology solutions revenue [a]	4,467	8,797	(4,330)	(49)%
Total revenue	$313,594	$268,201	$45,393	17%
(a)    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue.
(b)    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
The $45.4 million increase in total revenue was primarily driven by the third quarter 2021 Xiaomi and top ten global TV manufacturer patent license agreements, which primarily drove both a $2.4 million increase in recurring revenue and a $43.0 million increase in non-current patent royalties. Revenue from another ten patent license agreements signed in the last eighteen months contributed to the increase in recurring revenue. These increases were partially offset by a reduction in revenues resulting from LG's decision to exit the handset business. The increase in non-current patent royalties was also related to revenues from a static fixed-fee patent license agreement signed in second quarter 2021. These increases in non-current patent royalties were partially offset by the prior period including past sales recognized from the Huawei patent license agreement signed in second quarter 2020. The decrease in technology solutions revenue was primarily due to reduced revenue from a strategic partner.
In first nine months 2021 and first nine months 2020, 71% and 68% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2021 and first nine months 2020, the following companies accounted for 10% or more of our total revenue:

	Nine months ended September 30,
	2021	2020
Apple	27%	31%
Samsung	19%	22%
Xiaomi	14%	—%
Huawei	11%	15%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2021 and first nine months 2020 by category (in thousands):

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
Patent administration and licensing	$133,694	$119,167	$14,527	12%
Development	66,999	61,755	5,244	8%
Selling, general and administrative	46,994	35,251	11,743	33%
Restructuring activities	20,290	—	20,290	100%
Total operating expenses	$267,977	$216,173	$51,804	24%
Operating expenses increased 24% to $268.0 million in first nine months 2021 from $216.2 million in first nine months 2020. The $51.8 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Restructuring activities	$20,290
Supplemental compensation	15,294
Revenue share	8,921
Personnel-related costs	7,358
Intellectual property enforcement and non-patent litigation	6,404
Corporate initiatives	(2,552)
Depreciation and amortization	(1,466)
Other	(2,445)
Total increase in operating expenses	$51,804
The $51.8 million increase in operating expenses was driven by supplemental compensation, including annual bonus and long-term compensation, and revenue share costs related to the license agreements signed in third quarter 2021. The supplemental compensation increase includes one-time charges of approximately $11.1 million to increase compensation accruals based on licensing success achieved to date, including $6.4 million related to the vesting of performance components of the previously disclosed new hire equity award granted to our CEO, and $2.4 million related to the goal modification associated with the 2019 performance based grant that was modified for all plan participants in the first half 2021 in order to reinforce pay-for-performance and drive employee retention. The $8.9 million increase in revenue share costs related to the above-noted patent license agreement with a top ten global TV manufacturer. In addition, $20.3 million of the increase related to non-recurring restructuring costs incurred as part of our overall restructuring plan, $7.4 million related to increased personnel-related costs primarily driven by new employment agreements, and $6.4 million related to an increase in intellectual property enforcement costs, primarily driven by the Xiaomi and ongoing Lenovo litigations. These increases were offset by a $1.5 million decrease in depreciation and patent amortization costs due to the ongoing efforts to effectively manage our patent portfolio size and a $2.6 million decrease due to ongoing efforts to optimize our cost structure, including the closure of our San Diego office.
Patent Administration and Licensing Expense: The $14.5 million increase in patent administration and licensing expense primarily resulted from the above noted $8.9 million increases in revenue share, as well as the supplemental compensation and intellectual property enforcement costs, discussed above. These increases were partially offset by the decrease in patent amortization discussed above
Development Expense: Development expense increased by $5.2 million primarily resulting from the increases in supplemental compensation and personnel-related costs discussed above.
Selling, General and Administrative Expense: The $11.7 million increase in selling, general and administrative expense primarily resulted from the above-noted increases in supplemental compensation and personnel-related costs, partially offset by the above-noted corporate initiatives, as well as a decrease in outside consulting costs.

Restructuring Activities: The Company incurred $20.3 million of restructuring expenses associated with the Company's overall restructuring plan, as described in Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares first nine months 2021 non-operating expense to first nine months 2020 non-operating expense (in thousands):

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
Interest expense	$(19,429)	$(30,881)	$11,452	37%
Interest and investment income	1,384	5,044	(3,660)	(73)%
Other income, net	842	8,762	(7,920)	90%
Total non-operating expense	$(17,203)	$(17,075)	$(128)	(1)%
The change in non-operating expense between periods was driven by $11.5 million of reduced non-cash interest expense due to the removal of the accretion of the debt discount on the 2024 Notes resulting from the adoption of ASU 2020-06. Additionally, interest and investment income decreased by $3.7 million in the nine months ended September 30, 2021 due to reduced rates of return on our short-term investments. Lastly, the decrease in Other income, net was primarily driven by a decrease in gains resulting from observable price changes of our long-term strategic investments, which were $5.5 million during the nine months ended September 30, 2020 and $1.0 million during the nine months ended September 30, 2021. This decrease was partially offset by a $1.9 million gain on a contract termination in first quarter 2021.
Income taxes
In first nine months 2021 and 2020, we had an effective tax rate of 21.3% and (16.8)%, respectively. The effective tax rate in both periods was driven by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our first nine months 2021 and 2020 effective tax rate would have been 8.4% and (31.3)%, respectively. In the first nine months 2021 and 2020, we recorded a net discrete tax expense of $0.3 million and $18.2 million, respectively, primarily related to share-based compensation and the expected amendment of a prior year return to utilize a tax asset generated in the prior year.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our current beliefs, plans and expectations, including, without limitation, our belief that we will continue to be able to execute strongly on our business during the ongoing COVID-19 pandemic. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2020 Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth below:
•unanticipated delays, difficulties or accelerations in the execution of patent license agreements;
•our ability to leverage our strategic relationships and secure new patent license agreements on acceptable terms;
•our ability to enter into sales and/or licensing partnering arrangements for certain of our patent assets;
•our ability to enter into partnerships with leading inventors and research organizations and identify and acquire technology and patent portfolios that align with our roadmap;
•our ability to commercialize our technologies and enter into customer agreements;
•the failure of the markets for our current or new technologies and products to materialize to the extent or at the rate that we expect;
•unexpected delays or difficulties related to the development of our technologies and products;
•changes in our interpretations of, and assumptions and calculations with respect to the impact on us of, the 2017 Tax Cuts and Jobs Act, as well as further guidance that may be issued regarding such act;
•risks related to the potential impact of new accounting standards on our financial position, results of operations or cash flows;
•failure to accurately forecast the impact of our restructuring activities on our financial statements and our business;
•the resolution of current legal proceedings, including any awards or judgments relating to such proceedings, additional legal proceedings, changes in the schedules or costs associated with legal proceedings or adverse rulings in such proceedings;
•the timing and impact of potential administrative and legislative matters;
•changes or inaccuracies in market projections;
•our ability to obtain liquidity though debt and equity financings;
•the potential effects that the ongoing COVID-19 pandemic and/or corresponding macroeconomic uncertainty could have on our financial position, results of operations and cash flows; and
•changes in our business strategy.
We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2020 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As described in this Quarterly Report on Form 10-Q, during second quarter 2021, we began the process of a strategic review in order to increase focus on core technologies and markets. Related to this review, during second quarter 2021, we commenced the process of a collective economic layoff in which we proposed a reduction in force of 66 positions in our research and innovation unit, the majority of whom are based in France. The process to undertake this collective economic layoff is governed by French labor law, and could take more time and be more costly than anticipated. As part of our further restructuring efforts, in October 2021, we expanded the scope of our reduction in force to include general and administrative functions largely in the U.S. These restructuring initiatives have placed substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities, and we expect these demands will continue. These initiatives could also lead to unanticipated work stoppages, low employee morale, decreased productivity, and a failure to deliver under existing commitments to third parties for research services, which could harm our business. As a result of these or any other factors, we could fail to realize the anticipated benefits associated with the strategic review, which could in turn materially harm our business, financial condition and operating results.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during third quarter 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2021 - July 31, 2021	119,625	$65.00	119,625	$52,545,104
August 1, 2021 - August 31, 2021	24,601	$66.17	24,601	$50,916,683
September 1, 2021 - September 30, 2021	36,308	$67.53	36,308	$48,464,207
Total	180,534	$65.67	180,534	$48,464,207
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

INTERDIGITAL, INC.

Date: November 4, 2021	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: November 4, 2021	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer