Form 10-K
period 2021-12-31
InterDigital, Inc.
filed 2022-02-17
CIK 1405495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,243,149,387 as of June 30, 2021.
The number of shares outstanding of the registrant’s common stock was 30,690,019 as of February 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2022 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

PART I

Item 1.     BUSINESS.
Overview
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, visual and related technologies. We design and develop advanced technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies in a variety of industries, including wireless communications, consumer electronics, personal computer, and automotive. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G. With the acquisitions of the patent licensing business (the "Technicolor Patent Acquisition") and research and innovation unit of visual technology industry leader Technicolor SA ("Technicolor") (together, the "Technicolor Acquisitions"), we are a leader in video processing, encoding/decoding, and display technology, with a significant Artificial Intelligence ("AI") research effort that intersects with both wireless and visual technologies.
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2021, InterDigital's wholly owned subsidiaries held a portfolio of approximately 27,500 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to the wireless and consumer electronics industries. Our portfolio includes numerous patents and patent applications that we believe are or may be essential or may become essential to standards established by many Standards Development Organizations ("SDOs"), including cellular and other wireless communications and video technology standards. Those wireless standards include 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe are or may become essential to 5G standards that currently exist and as they continue to develop. Our video technology portfolio includes patents and applications relating to standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the Technicolor Acquisitions and patents and applications created by internal development. Our patented wireless inventions, our patented video inventions, or both have been implemented in a wide variety of products. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; televisions, gaming consoles, set-top boxes, streaming devices and other consumer electronics; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and Internet of Things ("IoT") devices and software platforms.
InterDigital derives revenues primarily from patent licensing. In 2021 and 2020, our total revenues were $425.4 million and $359.0 million, respectively. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the Consolidated Financial Statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our strategy is to continue to be a leading innovator, designer and developer of wireless, visual and related technology solutions and to monetize those solutions and innovations primarily through licensing to companies providing products and services that utilize our innovations.
To execute our strategy, we intend to:
•Continue to invest in advanced research and development. We intend to grow our worldwide patent portfolio in advanced wireless technology, video coding, AI, and other related technology areas by growing our investment in our industry-leading research and development organization, actively participating in SDOs and other industry consortia, and partnering with leading inventors and industry players to source and develop new technologies.

•Grow our patent-based revenue. We intend to grow our licensing revenue base by adding licensees in the wireless communications, consumer electronics, personal computer and automotive industries, and by expanding our licensing activities into additional product and services markets that utilize our innovations in wireless, visual and other technologies, in alignment with our intellectual property position. These licensing efforts may be direct or executed in conjunction with licensing partnerships and other efforts, and may require the enforcement and defense of our intellectual property through litigation and other means.

•Maintain a collaborative relationship with key industry players and worldwide standards bodies.   We intend to continue contributing to the ongoing process of defining wireless, video and other standards and other industry-wide efforts and incorporating our inventions into those technology areas. Those efforts, and the knowledge gained through them, provide direction for internal development efforts and help guide technology and intellectual property sourcing through partners and other external sources.
•Pursue strategic partnerships with other technology companies.  We have in the past and we expect to continue to pursue partnerships to jointly develop technology with other companies in our industries. In addition, as part of our ongoing research and development efforts, InterDigital develops proprietary solutions that may be most valuable when incorporated into commercial products or services. As an example, we believe that our advanced capabilities in visual technologies will continue to result in developing solutions that can be implemented in adjacent industries, such as content production, gaming, and other areas. We will seek to bring those technologies, as well as other technologies we may develop or acquire, to market through various methods including technology licensing, joint ventures and partnerships.
Technology Research and Development
InterDigital R&I
InterDigital operates a diversified research and development operation, InterDigital Research & Innovation ("InterDigital R&I"). InterDigital R&I was created through the combination of InterDigital’s research team with Technicolor's R&I team, which InterDigital acquired in 2019.
As an early and ongoing participant in the digital wireless market, InterDigital developed pioneering solutions for the primary cellular air interface technologies in use today. That early involvement, and our continued development of advanced digital wireless technologies, have enabled us to create our significant worldwide portfolio of patents. In addition, InterDigital was among the first companies to participate in standardization and platform development efforts related to Machine-to-Machine ("M2M") communications and IoT technology. With the completion of the Technicolor Acquisitions, InterDigital R&I is a leader in key video technologies, including emerging technologies such as immersive video and AI-based video coding. In connection with the Technicolor Acquisitions, Technicolor agreed to fund certain of InterDigital R&I's research projects, but this agreement was terminated effective July 1, 2021. Our current research efforts are focused on a variety of areas related to future technology and devices, including cellular wireless technology, advanced video coding and transmission, and AI.
Our capabilities in the development of advanced technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. Over the last three years, investment in development has ranged from $74.9 million to $89.4 million, and the largest portion of this expense has been personnel costs. Additional information about our development expenses is provided under the heading "Operating Expenses," in Part II, Item 7, of this Form 10-K.
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

Advanced Video Coding and Transmission Technology
An important and growing segment of wireless traffic is devoted to video streaming. InterDigital has been active for a number of years in developing advanced technologies that address the challenges of video as it relates to mobile, and we further enhanced our capabilities in this area with the completion of the acquisition of the Technicolor R&I team. Specifically, in the area of video research and standards, we have been actively engaged in video standards development work in the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET). Those efforts have focused on H.265/HEVC versions 1 to 4 and MPEG DASH, as well as development of the VCC/H.266 and the MPEG Immersive (MPEG-I) standards suite for the future. Beyond video standards, InterDigital R&I is conducting research in groundbreaking areas in visual technologies such as immersive video and AI based video coding.
Artificial Intelligence
In addition to our historical work in major wireless standards that integrate some AI capabilities, the acquisition of Technicolor's R&I team brought additional advanced AI talent to InterDigital that is researching a variety of aspects of AI that can be applied to complex problems in video and wireless technologies. Those areas of research include: energy-efficient deep learning, aimed at reducing the energy-intensive rollout of AI into specific service areas; deep video compression, seeking to design novel video codecs based on deep learning techniques and optimized for different use cases (e.g., machine vision); AI for dynamic wireless environments, focused on learning and optimizing wireless systems, particularly when channel characteristics are highly dynamic; and explainable or interpretable AI, addressing weaknesses in neural networks in providing transparency and generating trust.
Patent Portfolio; R&D Facilities
As of December 31, 2021, our patent portfolio consisted of approximately 27,500 patents and patent applications worldwide. The patents and applications comprising our portfolio relate predominantly to cellular wireless standards, including 3G, 4G and 5G technologies, other wireless standards, including 802.11 (Wi-Fi) technology, and a variety of video technologies and standards, such as HEVC and VVC. Our issued patents expire at differing times ranging from 2022 through 2041. We currently operate six research and development facilities in four countries: Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France.
Our Revenue Sources
Patent-Based Revenue
Overview of Patent Licenses
We believe that companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, require a license under our patents and will require licenses under patents that may issue from our pending patent applications. We have successfully entered into license agreements with many of the leading mobile communications companies globally, including Apple Inc. ("Apple"), Huawei Investment & Holding Co., Ltd. (“Huawei”), Google LLC ("Google"), LG Electronics, Inc. ("LG"), Samsung Electronics Co., Ltd. ("Samsung"), Sony Corporation of America ("Sony"), Xiaomi Corporation ("Xiaomi"), and ZTE Corporation ("ZTE"), among others.
The majority of our patent license agreements are structured on a fixed-fee basis, while others are structured on a variable royalty basis. Upon entering into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement (i.e., past patent royalties) and also agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Almost all of our patent license agreements provide for the payment of royalties based on sales of licensed products designed to operate in accordance with particular standards (convenience-based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement-based licenses).
Our variable royalty license agreements typically contain provisions that give us the right to audit our licensees' books and records to ensure compliance with the licensees' reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we seek payment for the amount owed and enter into negotiations with the licensee to resolve the discrepancy.

For a discussion of our revenue recognition policies with respect to patent license agreements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Critical Accounting Policies and Estimates - Revenue Recognition - Patent License Agreements.”
Licensing Through Platforms
As part of the Technicolor Patent Acquisition, we assumed Technicolor's rights and obligations under a joint licensing program with Sony relating to digital televisions ("DTVs") and standalone computer display monitors ("CDMs") (such program, the "Madison Arrangement"), including Technicolor's role as exclusive licensing agent. Under the Madison Arrangement, Technicolor and Sony combined portions of their respective DTV and CDM patent portfolios and created a combined licensing opportunity for DTV and CDM manufacturers. As licensing agent for the Madison Arrangement, we are responsible for making decisions regarding the prosecution and maintenance of the combined patent portfolio and the licensing and enforcement of the combined patent portfolio in the field of use of DTVs and CDMs. Refer to Note 9, "Obligations," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information about the Madison Arrangement.
In 2016, InterDigital joined Avanci, the industry’s first marketplace for the licensing of cellular standards-essential technology for the IoT. The licensing platform brings together some of InterDigital’s peers in standards-essential technology leadership, and makes 2G, 3G, and 4G standards-essential patents available to IoT players in specific product segments with one flat-rate license. The Avanci licensing programs in specific product segments for the IoT industry will provide access to the entire applicable standards-essential wireless patent portfolios held by all of the platform participants, as well as any additions to their portfolios during the term of the license. Since December 2017, Avanci has signed patent license agreements with BMW Group, Audi, Porsche, Volkswagen, and Volvo Cars, among others.
In 2020, Sisvel International N.A. announced that it had launched a licensing program covering VP9 and AV1 video coding formats, which we have joined as a licensor.
Patent Sales
We also pursue, on occasion, targeted sales of portions of our patent portfolio. This strategy is based on the expectation that our portfolio and continued research efforts extend well beyond the requirements for a successful licensing program.
Other Potential Revenue Opportunities
Our strong technology expertise and research and development team also form the basis for other potential revenue opportunities, focused around areas such as engineering services, research joint ventures and the continued development, commercialization and licensing of research and development projects that have progressed to a pre-commercial or commercial phase. We also currently recognize revenue from the licensing of technology that has been developed by our engineering teams and is integrated into other companies’ products.
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
In 2012, we formed a joint venture with Sony called Convida Wireless. The joint venture combined InterDigital's advanced M2M research capabilities with Sony's consumer electronics expertise for the purpose of driving new research in IoT communications and other connectivity areas. This joint venture was renewed in 2015 with its focus expanded to include advanced research and development into 5G and future wireless technologies, and further renewed in 2018 and again in December 2021. As of December 31, 2021, Convida Wireless owned approximately 2,500 patents and patent applications worldwide, which expire at different times ranging from 2022 through 2041.
Overview of Smartphone and Consumer Electronics Industries
The primary markets for our wireless and video technologies are the smartphone and consumer electronics markets. The smartphone market, with approximately 1.4 billion units shipped worldwide in 2021, is driven by several large, global brands. The market saw a decline in 2020 mostly due to the COVID pandemic but rebounded in 2021, growing for the first time year over year since 2017 despite continued COVID impacts and global component shortages. Growth is expected to continue in the near-term due to the global uptake of 5G smartphones as well as the migration from feature phones to smartphones in emerging regions.

In addition to smartphones there is a large universe of other consumer electronic devices and ecosystems, with a mix of mature and emerging as well as consolidated and fragmented device segments. After smartphones, televisions remain one of the largest markets with more than 200 million units shipped globally. Other key device categories include tablets and personal computers, set-top-boxes and streaming media players, gaming consoles, wearables and smart home products. Automobiles represent another large and important market for connectivity technologies, with approximately 40 million connected vehicles shipped in 2021, which is expected to grow significantly in the future.
IoT is an important and relatively new market that is expected to result in a significant increase in the number of connected devices worldwide and unlock new business capabilities. Total global cellular IoT connections (including automotive) are estimated to grow from approximately 1.8 billion in 2021 to 3 billion in 2027.
Overview of Standardization
To achieve economies of scale and support interoperability among different participants, many wireless and consumer electronics products have been designed to operate in accordance with certain industry standards. Wireless industry standards are formal guidelines for engineers, designers, manufacturers and service providers that regulate and define the use of the radio frequency spectrum in conjunction with providing detailed specifications for wireless communications products. New wireless standards are typically adopted with each new generation of products, are often compatible with previous generations and are defined to ensure equipment interoperability and regulatory compliance. The consumer electronics industry also implements many of the same standards, including standards related to Wi-Fi and increasingly, cellular technologies, as well as a broad range of video coding standards that enable the efficient transmission and rendering of video content.
SDOs, which facilitate and govern the development of standards, typically ask participating companies to declare formally whether they believe they hold patents or patent applications essential or potentially essential to a particular standard and whether they are willing to license those patents on either a royalty-bearing basis on fair, reasonable and nondiscriminatory terms or on a royalty-free basis. To manufacture, have made, sell, offer to sell or use such products on a non-infringing basis, a manufacturer or other entity doing so must first obtain a license from the holder of essential patent rights. The SDOs neither have enforcement authority against entities that fail to obtain required licenses, nor do they have the ability to protect the intellectual property rights of holders of essential patents.
InterDigital often publicly characterizes aspects of its business, including license agreements and development projects, as pertaining to industry standardized technologies such as, for example, 3G, 4G, 5G, Wi-Fi, HEVC, and VVC. In doing this, we generally rely on the positions of the applicable SDOs in defining the relevant standards. However, the definitions may evolve or change over time, including after we have characterized certain transactions.
Business Activities
2021 Patent Licensing Activity
    During 2021, we entered into thirteen patent license agreements, including agreements with Xiaomi, Sony, and a top ten TV manufacturer discussed below. We estimate these agreements will result in revenues exceeding $390 million over their respective lives.
Direct Licenses
During third quarter 2021, we entered into a multi-year, worldwide, non-exclusive, royalty bearing license with Xiaomi. The license covers Xiaomi’s cellular-enabled mobile devices under our standard essential patents related to 3G, 4G, 5G, WiFi and HEVC video technology. As part of the agreement, we and Xiaomi agreed to dismiss all pending patent litigation and other proceedings between the companies.
During fourth quarter 2021, we renewed our multi-year, worldwide, non-exclusive patent license agreement with Sony. In addition, we renewed our joint venture with Sony, Convida Wireless.
Licenses Through Platforms
During third quarter 2021, as part of the Madison Arrangement, we entered into a non-exclusive, per-unit royalty-bearing patent license agreement with a top ten global TV manufacturer, covering certain of the licensee’s sales of digital televisions.

Customers Generating Revenues Exceeding 10% of Total 2021 Revenues
A small number of customers historically have accounted for a significant portion of our consolidated revenues. In fiscal 2021, revenues (in descending order) from Apple, Samsung, Xiaomi, and Huawei each comprised 10% or more of our consolidated revenues. Additional information regarding revenue concentrations is provided in this Annual Report in Note 4, "Geographic/Customer Concentration" in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
In 2016, we entered into a multi-year, royalty-bearing, worldwide and non-exclusive patent license agreement with Apple (the “Apple PLA”). The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G and future generation cellular and wireless-enabled products. The Apple PLA provided Apple the right to terminate certain rights and obligations under the license for the period after September 30, 2021 but had the potential to provide a license to Apple for a total of up to six years. Apple did not elect to terminate such rights and obligations, and the period for such election has expired. Accordingly, the term of the Apple PLA ends on September 30, 2022.
In 2014, we entered into a patent license agreement with Samsung (the “Samsung PLA”). The royalty-bearing license agreement sets forth terms covering the sale by Samsung of 3G, 4G and certain future generation wireless products. The Samsung PLA provided Samsung the right to terminate certain rights and obligations under the license for the period after 2017 but had the potential to provide a license to Samsung for a total of ten years, beginning in 2013. Samsung did not elect to terminate such rights and obligations, and the period for such election expired. Accordingly, the term of the Samsung PLA ends on December 31, 2022.
During 2020, we signed the Huawei PLA. The Huawei PLA covers the sale of certain of Huawei’s 3G, 4G and 5G terminal unit products, including the use of Wi-Fi and HEVC in those products, and extends through December 31, 2023.
In 2021, we entered into a multi-year, worldwide, non-exclusive, royalty bearing license with Xiaomi. The license covers Xiaomi’s cellular-enabled mobile devices under our standard essential patents related to 3G, 4G, 5G, WiFi and HEVC video technology. As part of the agreement, we and Xiaomi agreed to dismiss all pending patent litigation and other proceedings between the companies.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may agree with such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them. Enforcing our intellectual property through this mechanism is an important alternative to bilateral negotiations with respect to licensees who engage in the pernicious practice of "holdout". More recently, courts in various jurisdictions have started to address “holdout” behavior by granting injunctions against unwilling licensees who would then no longer benefit from a right to a fair, reasonable and non-discriminatory ("FRAND") license. We welcome this development as it incentivizes potential licensees to negotiate in a timely and reasonable fashion or risk losing their right to a FRAND royalty.
Enforcement of our patent portfolio has typically taken the form of a patent infringement lawsuit or an administrative proceeding, such as a Section 337 proceeding before the U.S. International Trade Commission ("USITC" or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement and/or an injunction against future infringement. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. Parties may bring administrative and/or judicial challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products or seek to petition a court to establish a rate and/or terms for a license to our patents. Parties may also allege that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer (or be prepared to offer) a license to that party for patents that are or may become standards-essential patents ("SEPs") on FRAND terms and conditions, and may also file antitrust claims or regulatory complaints on that or other bases, and may seek damages or other relief based on such claims. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not SEPs. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of damages for past patent royalties, the setting of a royalty for future sales or issuance by the court of an injunction enjoining the infringer from manufacturing, using and/or selling the infringing product.

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
Competition
With respect to our technology development activities and resulting commercialization efforts, we face competition from companies, including in-house development teams at other wireless and consumer electronics device companies, semiconductor companies and wireless operators, developing other and similar technologies that are competitive with our technologies that we may market or set forth into the standards-setting arena.
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
Environmental, Social and Governance ("ESG")
During 2020, we completed our first company-wide ESG materiality assessment, which represents an effort to strategically review and analyze our most significant opportunities and accomplishments under four pillars: human capital, environmental impact, governance, and social impact. As part of this assessment, we published our first Corporate Sustainability Report during 2021, which can be found on our corporate website. This report is the introduction of our commitment to sustainability to our employees, customers, partners, and shareholders, as well as the communities in which we operate. This report also provides an overview of our aspirational goals and a summary of our performance in 2020. We plan to publish a 2022 Corporate Sustainability Report on our corporate website during the first half of 2022. The information contained in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.
Our Board of Directors has oversight over environmental, social and other sustainability matters, including diversity initiatives, in conjunction with the committees of the Board. In addition, our Chief Executive Officer oversees a committee of senior executives that steers the process of setting purpose, strategies, policies and goals related to economic, environmental and social topics. We are committed to sustainable business principles, to thinking long-term, and to making strategic decisions that adhere to our mission and values. Among other things, this means supporting the United Nations Global Compact and its underlying principles around the environment, the workforce, anti-corruption, and human rights.

We are committed to driving positive progress towards reducing the environmental footprint that the deployment of 5G, wireless networks, and other video technologies will bring. While our research and business activities do not entail the same concerns related to manufacturing or raw materials sourcing and disposal, in 2021 we implemented a corporate sustainability strategy to address the following:
•Invest in best practices to track and reduce our carbon footprint, including environmental considerations, tracking, and reporting related to data center needs of energy and emissions efficiencies.
•Implement a sustainable workspace program that will drive energy efficiencies and reduction of disposable material use.
InterDigital ranks among the industry leaders for ETSI-disclosed patents and applications as potentially essential to 5G standards. 5G technology is designed to efficiently use energy throughout its ecosystem and will play a significant role in promoting and attaining sustainability goals. Many research articles have discussed the environmental benefits of 5G, including lowering greenhouse gas emissions, better managing electricity use, and better monitoring and mitigation of air and water pollution. According to a report published by Accenture plc, switching to the more efficient 5G network equipment can help reduce carbon emissions from mobile networks by 50% over the next 10 years. Additionally, 5G technology has significant potential societal benefits, including promoting productivity-led economic growth, increasing medical diagnostic capabilities, creating more sustainable cities and communities, improving remote education and reducing inequalities in the education and income gaps. We believe that the benefits to be derived from 5G are substantial and will be felt throughout society.
Human Capital
Overview
We strive to make InterDigital a great place to work for all employees. We are committed to creating a workplace where employees feel valued, respected and challenged, while fostering an environment that attracts and engages a talented workforce who contribute to the company’s growth and sustained success. Our Compensation Committee is responsible for overseeing our policies and strategies related to culture and human capital, including diversity, equity and inclusion.
As of December 31, 2021, we had 510 employees worldwide, of whom, approximately 280 were based outside of the U.S, and nearly all of whom were full-time. Our employees based in France are represented by works councils and subject to collective bargaining agreements. None of our employees based in the United States or our other geographic locations are unionized or subject to collective bargaining agreements. Management believes that its relations with our employees and works councils are good.
Health, Safety & Well-Being
In order to protect the health and safety of our employees and their families during the COVID-19 pandemic, our entire worldwide workforce has been provided the ability to work remotely. We expanded our Employee Assistance Programs to all locations globally and offered well-being educational sessions, and our employees received a stipend to help cover additional costs incurred as a result of the extended remote work environment. We believe that we created robust health and safety protocols to provide a safe working environment for those employees who voluntarily chose to work from an office. We are actively preparing to formally welcome our employees safely back into our offices through a flexible work model that blends in-person and remote work.
Compensation & Benefits
We provide a total compensation package that is targeted to be competitive with the markets in which we compete for talent, while allowing individual pay to vary equitably based on performance, skills and experience. Our total rewards plans include base salary, short- and long-term incentives, healthcare benefits, retirement savings plans, physical and mental well-being programs, flexible work schedules, monetary and social recognition in each of our locations around the globe. In addition to comprehensive health benefits, depending on location, employees may also enjoy subsidized fitness programs, commuter benefits, wellness incentives, tuition reimbursement opportunities and professional development opportunities among other benefits. We routinely review our total rewards programs to ensure they are competitive, allowing us to recruit and retain the diverse talent we need to be successful.
Talent and Culture
Research, learning and growth are fundamental to executing our promise to the world to invent the technologies that make life boundless. In addition, consistently evaluating our talent promotes opportunities to provide actionable learning experiences for our employees to further their career development.

Our Leadership Essentials competency development model is available to all employees and provides a library of tools and resources for growth in the areas of thought leadership, results leadership, people leadership and self-leadership. Through ongoing dialogue with leaders, employees are encouraged to plan for their development and leverage the tools available to create meaningful and actionable development plans that drive personal and company growth.
In addition, all employees are encouraged to continually seek out and attend external development opportunities that can provide the employee with new knowledge and skills while also bringing fresh perspectives to the Company.
We endeavor to ensure that our leaders of tomorrow are members of the Company today. Leadership capability is critical in supporting our culture of innovation, inclusion and collaboration. As such, leaders have access to various structured development and learning experiences. These include our Learning for Leaders series which provides an interactive learning experience on topics germane to the realities of being a leader in today’s environment. Recent sessions included Leading Through Change and Building Resilient Teams. In addition, all leaders will have the opportunity to attend our Fundamentals of Leadership program that seeks to create a foundation of managerial skills such as coaching and providing feedback, empowering employees to succeed and promoting collaboration amongst teams.
We continue to invest in processes to help the organization assess and develop talent, including a formalized annual performance evaluation program, an annual critical skills and potential analysis, and succession planning for the organization’s most critical and senior roles. We intend to conduct a culture survey in 2022 that will provide relevant insight and guidance into how we can continually align the preferences of our employees with the programs and investments we offer.
We believe that our workplace culture, values, and competitive employee compensation are critical to maintaining low levels of attrition, thereby enabling us to attract and retain talent. For the year ended December 31, 2021, our voluntary attrition percentage was approximately 8%.
Diversity, Equity and Inclusion (DEI)
Maintaining a diverse, equitable and inclusive workforce is critical to our ability to succeed in the global marketplace for ideas that SDOs embody. In recent years we have invested in our talent acquisition, talent development, and succession planning efforts as a means to diversify our workforce. We have continually provided minority and female leaders the opportunity to attend targeted world-class external development programs that speak to the unique experiences these employees can face in the workplace while investing in their continued growth both personally and professionally. In addition, core principles of our culture of inclusion are reflected in the all employee training programs we offer on our policies against harassment and discrimination of any kind. With a workforce that is approximately 70% male employees and 30% female employees, and approximately 15% self-identified as diverse within the United States, we recognize that we are on a journey and there is more yet to be done. As such, we are formalizing our DEI strategy throughout 2022 as part of our broader investment in culture and engagement. Through partnerships with thought leaders in diversity, equity and inclusion, we intend to continue the journey we have started by hosting inclusion training events for all employees, providing forums for feedback and engagement on inclusion and continuing to build on our talent processes that enable change.
Geographic Concentrations
See Note 4, "Geographic/Customer Concentration," in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France. We are also a party to leases for several smaller research and/or office spaces, including in Brussels, Belgium; Espoo, Finland; Hicksville, New York, USA; Indianapolis, Indiana, USA; and Paris, France. In addition, we own a townhouse in Washington, District of Columbia, USA, that houses administrative office space.
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
Risks Related to Our Business
Challenges relating to our ability to enter into new license agreements and renew existing license agreements could cause our revenue and cash flow to decline.
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
We may also face challenges in renewing our existing license agreements. Many of our license agreements have fixed terms. Although we endeavor to renew such license agreements prior to their expiration, due to various factors, including the technology and business needs and competitive positions of our licensees and, at times, reluctance on the part of our licensees to participate in renewal discussions, we may not be able to renegotiate the license agreements on acceptable terms before or after the expiration of the license agreement, or at all. If there is a delay in renegotiating and renewing a license agreement prior to its expiration, there could be a gap in time during which we may be unable to recognize revenue from that licensee or we may be forced to renegotiate and renew the license agreement on terms that are more favorable to such licensee, and, as a result, our revenue and cash flow could be materially adversely affected. In addition, if we fail to renegotiate and renew our license agreements at all, our revenue and cash flow could be materially adversely affected. In particular, two of our largest patent license agreements, those with Apple and Samsung, expire during the second half of 2022. We may not be able to renew these agreements promptly or at all, or on terms that are favorable to us. Any such failure would materially harm our revenues, cash flows and overall business and could harm our other licensing efforts.
In addition, as discussed elsewhere in these Risk Factors, we are currently operating in a challenging regulatory and judicial environment, which may, under certain circumstances, lead to delays in the negotiation of and entry into patent license agreements. Also, as discussed above in these Risk Factors and in Item 3, Legal Proceedings, in this Form 10-K, we are also currently, and may in the future be, involved in legal proceedings with potential licensees with whom we do not yet have a patent license agreement, or with whom an existing agreement has expired. Any such delays in the negotiation or entry into patent license agreements and receipt of the associated revenue stream could cause our revenue and cash flow to decline.

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
Historically, we strive for the terms of our patent license agreements, including our royalty rates, to be reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Huawei pursuant to our December 2013 settlement agreement, to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) and it is also possible that courts or regulators could decide to set or otherwise determine the FRAND consistency of such terms or the manner in which such terms are determined, including by determining a worldwide royalty rate for our SEPs. Changes to or clarifications of our obligations to be prepared to offer licenses to SEPs on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, we and certain of our current and prospective licensees have initiated, and we and others could in the future initiate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators to set FRAND terms and conditions for, or determine the FRAND-consistency of current terms and conditions in, our patent license agreements, and which could result in such third party adjudicators or regulators determining a worldwide royalty rate for our SEPs. In particular, in 2021, the IP Tribunal of the Supreme People’s Court of the People’s Republic of China (SPC) affirmed its position that in certain SEP licensing disputes, Chinese courts can set worldwide royalty rates, and Lenovo recently initiated a proceeding before the Wuhan Intermediate People’s Court to determine a worldwide rate for our 3G, 4G, and 5G SEPs. In addition, our FRAND trial before the UK High Court to establish FRAND terms for a worldwide license with Lenovo for our 3G, 4G, and 5G SEPs recently completed and is pending a decision. To the extent that our patent royalty rates for our patent license agreements are determined through arbitration or other third party adjudications or regulatory or court proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalty rates may be lower than our comparable rates, and this could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which may have an adverse effect on our licensing business.
Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices.
While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we have faced, and could continue to face, counterclaims and other legal proceedings that challenge the essential nature of our patents, or that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have and may continue to allege that we have not complied with certain commitments to standards-setting organizations and therefore that we are not entitled to the relief that we seek. For example, Lenovo has alleged, and other parties may allege, that we have not complied with an obligation to offer a license to a party on FRAND terms and conditions, and may also file antitrust claims, unfair competition claims or regulatory complaints on that or other bases, and may seek damages and other relief based on such claims. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as inter partes proceedings in the USPTO or the China National Intellectual Property Administration, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Such parties may also seek to obtain a determination that our patents are not infringed, are not essential or are unenforceable.
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
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, the number of forums in which we can seek to enforce our patents, the remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. For example, President Biden issued an executive order which, among other things, proposed considering changes to the USPTO, DOJ and National Institute of Standards and Technology’s joint policy statement on remedies for SEPs subject to FRAND commitments. The European Commission has also initiated a process to review the EU’s IP policies, in particular as they relate to SEPs and FRAND. Any change as it relates to these matters could impact our ability to negotiate license agreements on favorable terms or at all, limit our potential legal remedies and materially impact our business. Further, legislation designed to reduce the jurisdiction and remedial authority of the USITC has periodically been introduced in Congress.
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

Our plans to license additional handset manufacturers in China may be adversely affected by a deterioration in United States-China trade and geopolitical relations, our customers facing economic uncertainty there or our failure to establish a positive reputation in China, which could materially adversely affect our long-term business, financial condition and operating results.
Companies headquartered in China currently comprise a substantial portion of the handset manufacturers that remain unlicensed to our patent portfolio. Our ability to license such manufacturers is, among other things, affected by the macroeconomic and geopolitical climate, as well as our business relationships and perceived reputation in China. The U.S. and Chinese governments are currently engaged in trade negotiations, and the U.S. State Department issued a travel advisory in January 2019 that advised U.S. citizens to exercise increased caution in China due to arbitrary enforcement of local laws. This travel advisory and other security concerns, along with public health concerns related to the COVID-19 pandemic, have restricted our ability to conduct in-person negotiations with prospective Chinese licensees in the past, and could continue to do so in the future. In January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement Between the United States of America and the People's Republic of China (the "Phase One Trade Agreement"). The Phase One Trade Agreement takes steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement was an encouraging sign of progress in the trade negotiations between the U.S. and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. If the U.S.-China trade dispute re-escalates or relations between the United States and China deteriorate, these conditions could adversely affect our ability to license our patent portfolio to Chinese handset manufacturers. Our ability to license such manufacturers could also be affected by economic uncertainty, particularly in the handset market, in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to enter into license agreements with Chinese handset manufacturers, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.
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
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless and consumer electronics industries, individually and collectively, are demanding that royalty rates for patents be lower than historic royalty rates and/or that such rates should be applied to royalty bases smaller than the selling price of an end product (such as the “smallest salable patent practicing unit”). There is also increasing downward pricing pressure on certain wireless products, including handsets, and other consumer electronics devices that we believe implement our patented inventions, and some of our royalty rates are tied to the pricing of these devices. In addition, a number of other companies also claim to hold patents that are essential with respect to products we aim to license. Demands by certain licensees to reduce royalties due to pricing pressure or the number of patent holders seeking royalties on these technologies could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future revenue and cash flow.
Risks related to the implementation of our strategic review.
As described elsewhere in this Annual Report on Form 10-K, during second quarter 2021, we began the process of a strategic review in order to increase focus on core technologies and markets. Related to this review, during second quarter 2021, we commenced the process of a collective economic layoff in which we proposed a reduction in force of 66 positions in our research and innovation unit, the majority of whom are based in France. The process to undertake this collective economic layoff is governed by French labor law and could take more time and be more costly than anticipated. As part of our further restructuring efforts, in October 2021, we expanded the scope of our reduction in force to include general and administrative functions largely in the U.S. These restructuring initiatives have placed substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities, and we expect these demands will continue. These initiatives could also lead to unanticipated work stoppages, low employee morale, decreased productivity, and a failure to deliver under existing commitments to third parties for research services, which could harm our business. As a result of these or any other factors, we could fail to realize the anticipated benefits associated with the strategic review, which could in turn materially harm our business, financial condition and operating results.
Our technologies may not become patented, adopted by wireless or video standards or widely deployed.
We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G, 5G, HEVC, VVC and others, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. In addition, it is possible that in certain technology areas, such as in the IoT space, the adoption of proprietary systems could compete with or replace standards-based technology. It is also possible in certain technology areas, such as video coding and the IoT, that open source and/or purportedly royalty-free solutions such as AV1, VP-9 and OCF could compete with or replace proprietary standards-based technology. If the technologies in which we invest do not become patented or are not adopted by the relevant standards, or are not adopted by and deployed in the mainstream markets, at all or at the rate or within time periods that we expect, or in the case of open source solutions, do not infringe our technology, our business, financial condition and operating results could be adversely affected.
We face competition from companies developing other or similar technologies.
We face competition from companies developing other and similar technologies that are competitive with our technologies, including in the standards-setting arena. Due to competition, our technologies may not find a viable commercial marketplace or, where applicable, be adopted by the relevant standards. In particular, increasing participation within standards-setting organizations has contributed to greater competition for influence within such organizations and for ultimately setting standards. In addition, in licensing our patent portfolio, we may compete with other companies, many of whom also claim to hold SEPs, for a share of the royalties that certain licensees may argue to be the total royalty that is supported by a certain product or products. In any device or piece of equipment that contains intellectual property, the manufacturer may need to obtain a license from multiple holders of intellectual property. To the extent that multiple parties all seek royalties on the same product, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder.

Scrutiny by antitrust authorities may affect our strategies for patent prosecution, licensing and enforcement and may increase our costs of doing business and/or lead to monetary fines, penalties or other remedies or sanctions.
Domestic and foreign antitrust authorities regularly review their policies with respect to the use of SEPs, including the enforcement of such patents against competitors and others. Such scrutiny has in the past resulted in enforcement actions against Qualcomm and other licensing companies, and could lead to additional investigations of, or enforcement actions against, us. Such inquiries and/or enforcement actions could impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could also result in monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition.
Our commercialization, licensing and/or M&A activities could lead to patent exhaustion or implied license issues that could materially adversely affect our business.
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
We have in the past and may in the future acquire companies, businesses, technology and/or intellectual property, and enter into joint ventures or other strategic transactions. Acquisitions or other strategic transactions may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies or of any technologies we may acquire.
The integration of acquired companies or businesses may result in significant challenges, including, among others: successfully integrating new employees, technology and/or products; consolidating research and development operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. As a result, we may be unable to accomplish the integration smoothly or successfully. In addition, we cannot be certain that the integration of acquired companies, businesses, technology and/or intellectual property with our business will result in the realization of the full benefits that we anticipate will be realized from such acquisitions. Our plans to integrate and/or expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market, or the market may adopt solutions competitive to our technologies.
Our revenues are derived primarily from a limited number of licensees or customers.
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2021, Apple, Samsung, Xiaomi, and Huawei each comprised 10% or more of our consolidated revenues. In the event that we are unable to renew one or more of such license agreements upon expiration, our future revenue and cash flow could be materially adversely affected. In the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. In addition, in the event that there is a material decrease in shipments of licensed products by one of our per-unit licensees, our revenues from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.

A portion of our revenue and cash flow is dependent upon our licensees' sales and market conditions and other factors that are beyond our control or are difficult to forecast.
A portion of our licensing revenues is dependent on sales by our licensees that are outside our control and that could be negatively affected by a variety of factors, including global, regional and/or country-specific economic conditions and/or public health concerns (e.g., the current coronavirus pandemic), country-specific natural disasters impacting licensee manufacturing and sales, demand and buying patterns of end users, which are often driven by replacement and innovation cycles, the service life of products incorporating our technologies, competition for our licensees' products, supply chain disruptions, and any decline in the sale prices our licensees receive for their covered products. In addition, our operating results also could be affected by general economic and other conditions that cause a downturn in the market for the licensees of our technologies. Our revenue and cash flow also could be affected by (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms or within the timeframe we expect, (ii) a decline in the financial condition or market position of any licensee or (iii) the failure of sales to meet market forecasts due to global or regional economic conditions, political instability, natural disasters, competitive technologies, lower demand or otherwise. It is also difficult to predict the timing, nature and amount of licensing revenue associated with past infringement (including as a result of the unwillingness of our licensees to compensate us for such past infringement) and new licenses, strategic relationships and the resolution of legal proceedings. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.
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

Our plans to expand our revenue opportunities through strategic partnerships and acquiring and/or developing new technology with commercial applicability may not be successful.
As part of our business strategy, we are seeking to expand our revenue opportunities through targeted acquisitions, research partnerships, joint ventures and licensing platforms, and the continued development of new technologies, particularly in the video coding and IoT spaces. Commercial success depends on many factors, including the demand for the technology, the highly competitive markets for products that utilize our technology, regulatory issues associated with such products, and effective marketing and licensing or product sales. Our technology development and acquisition activities may experience delays, or the markets for our technology solutions may fail to materialize to the extent or at the rate we expect, if at all, each of which could reduce our opportunities for technology sales and licensing. In addition, there could be fewer applications for our technology than we expect, and/or our offerings may require robust ecosystems of customers and service providers that may fail to materialize. Technology markets also could be affected by general economic conditions, customer buying patterns, timeliness of equipment development, and the availability of capital for, and the high cost of, infrastructure improvements. Additionally, investing in technology development is costly and may require structural changes to the organization that could require additional costs, including without limitation legal and accounting fees. Furthermore, delays or failures to enter into additional partnering relationships to facilitate technology development efforts and secure support for our technologies or delays or failures to enter into technology licensing agreements to secure integration of additional functionality could impair our ability to introduce into the market portions of our technology and resulting products, cause us to miss critical market windows, or decrease our ability to remain competitive. In the event that any of these risks materialize, our long-term business, financial condition and operating results may be materially adversely affected.
We may not be able to attract and retain qualified employees.
Competition for top talent is substantial and increasing. In order to be successful, we must attract, develop, and retain employees. Implementing our business strategy requires specialized engineering and other technical talent, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and may be able to offer compensation, benefits or work arrangements perceived as more desirable than what we are able to offer. If we are unable to recruit, retain, and motivate our employees, then we may not be able to innovate, execute on our strategy and grow our business as planned.
The extent to which the COVID-19 pandemic or any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.
The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 and any other potential future public health crises, pandemics or similar events will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic or other event, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on our customers, including those that are presently unlicensed, and other business partners; (iv) the impact on U.S. and global economies and the timing and rate of economic recovery; (v) potential adverse effects on the financial markets and access to capital; (vi) potential goodwill or other impairment charges; (vii) increased cybersecurity risks as a result of pervasive remote working conditions; (viii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; (ix) the ability of our customers to timely satisfy their payment obligations to us; and (x) fluctuations in global shipments of handsets and consumer electronics devices. Furthermore, as a result of the COVID-19 pandemic, the majority of our employees have been required to work from home for an extended period of time. The significant increase in remote working could exacerbate certain risks to our business, including an increased risk of cybersecurity events, improper dissemination of personal or confidential information and breakdowns in internal controls and processes.
Further, as our employees return to work in our physical locations, they may be exposed to COVID-19, and there can be no assurances that the protective measures that we have taken will be sufficient to protect our employees. As part of our return-to-work plan, many of our employees will have the flexibility to work remotely on at least a part-time basis for the foreseeable future, which could impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. Any of these factors could adversely impact our business.

We face risks from doing business and maintaining offices in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. In addition, in recent years, we have expanded, and we may continue to expand, our international operations, opening offices in France, Belgium and Finland. Accordingly, we are subject to the risks and uncertainties of operating internationally and could be affected by a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; retaliatory practices by foreign actors; currency control regulations; export license requirements and restrictions on the use of technology; social, economic and political instability; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; general delays in remittance of and difficulties collecting non-U.S. payments; foreign labor regulations; anti-corruption laws; public health issues; and difficulty in staffing and managing operations remotely. We also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
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
There is some concentration among participants in the wireless communications industry, and the industry has experienced consolidation of participants and sales of participants or their businesses, and these trends may continue. For example, in 2021, Samsung, Apple and Xiaomi collectively accounted for approximately 50% of worldwide smartphone shipments. Although the rollout of 5G handsets is still in its early stages, we anticipate a similar level of concentration in worldwide shipments of those units as well. Any further concentration or sale within the wireless industry among handset providers and/or original design manufacturers ("ODMs") may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. We may also face a reduction in the number of licensing opportunities or existing royalty obligations as a result of government-imposed bans or other restrictions on the importation, manufacture and/or sale of cellular handsets by certain companies. In addition, acquisitions of, or consolidation among, ODMs could cause handset providers who outsource manufacturing to make supply chain changes, which in turn could result in the reduction, loss or elimination of existing royalty obligations (for example, if manufacturing is moved from an ODM with which we have a patent license agreement to an ODM with which we do not). Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.

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
The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service ("IRS") and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings and foreign tax liability and withholding. Pursuant to the guidance for accounting for uncertainty in income taxes, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately recorded tax assets and accrued for tax contingencies that meet this criterion, we may not fully recover our tax assets or may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2021, and 2020, there were certain tax contingencies that did not meet the applicable criteria to record an accrual. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.
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
We may be affected by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. For example, the European General Data Protection Regulation ("GDPR") adopted by the European Commission became effective in May 2018, the California Consumer Privacy Act of 2018 (the "CCPA") adopted by the California State Legislature became effective in January 2020, and China adopted a new cybersecurity law as of June 2017. Complying with the GDPR, the CCPA and other existing and emerging and changing requirements could cause us to incur substantial costs or require us to change our business practices. Non-compliance could result in monetary penalties or significant legal liability.
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
Securities analyst coverage or lack of coverage may have a negative impact on our common stock’s market price.
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If securities or industry analysts stop their coverage of us or additional securities and industry analysts fail to cover us in the future, the trading price for our common stock would be negatively impacted. If any analyst or analysts who cover us downgrade our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If any analyst or analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Our approved stock repurchase program may not result in a positive return of capital to shareholders.
Our Board-approved stock repurchase program may not return value to shareholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver shareholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs. In addition, our Board of Directors could choose to suspend or terminate the stock repurchase program at any time or not to renew the program.
Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.
Our total indebtedness as of December 31, 2021 was approximately $427.1 million. This level of debt could have significant consequences on our future operations, including:
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
In addition, as more fully described in Note 9 “Obligations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, we made an irrevocable election to “Net Share Settle” our obligations under the 2024 Notes, which requires us to pay the outstanding principal amount due under the 2024 Notes in cash. Our ability to meet our payment and other obligations under the 2024 Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the 2024 Notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the 2024 Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2024 Notes, and this default could cause us to be in default on any other currently existing or future outstanding indebtedness.
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
The following table sets forth information with respect to our principal leased properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Wilmington, Delaware	36,200	Corporate headquarters	November 2022
Rennes, France	50,000	Office and research space	October 2024
Conshohocken, Pennsylvania	30,300	Office and research space	September 2026
New York, New York	19,400	Office and research space	July 2030
Montreal, Quebec	11,918	Office and research space	June 2026
Los Altos, California	4,900	Office and research space	November 2027
We are also a party to leases for several smaller research and/or office spaces, including in Brussels, Belgium; Espoo, Finland; Indianapolis, Indiana, USA; London, United Kingdom; Paris, France; and Hicksville, New York, USA. In addition, we own a building in Washington, District of Columbia, USA, that houses administrative office space.
We believe that the facilities described above are suitable and adequate for our present purposes and our needs in the near future.
Item 3.     LEGAL PROCEEDINGS.
See Note 11, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K for a description of our material legal proceedings, which is incorporated herein by reference.
Item 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II
Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The NASDAQ Global Select Market (“NASDAQ”) is the principal market for our common stock, which is traded under the symbol "IDCC."
Holders
As of February 15, 2022, there were 473 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2021 and 2020 were as follows (in thousands, except per share data):

2021	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$10,766	$10,766
Second quarter	0.35	10,794	21,560
Third quarter	0.35	10,740	32,300
Fourth quarter	0.35	10,741	43,041
	$1.40	$43,041

2020
First quarter	$0.35	$10,762	$10,762
Second quarter	0.35	10,781	21,543
Third quarter	0.35	10,782	32,325
Fourth quarter	0.35	10,786	43,111
	$1.40	$43,111
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

Performance Graph
The following graph compares five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Telecommunications index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021. We have historically presented the performance graph by comparing our cumulative total shareholder return against the cumulative total return of the NASDAQ Composite index and the NASDAQ Telecommunications index. We have decided to change from the NASDAQ Composite index to the Russell 2000 index as management believes the companies included in the Russell 2000 index are more comparable to us because of their more similar market capitalizations. Beginning with our Annual Report on Form 10-K for 2022, we will only present the cumulative total return of the NASDAQ Telecommunications index and the Russell 2000 index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among InterDigital, Inc., the NASDAQ Composite Index,
the Russell 2000 Index and the NASDAQ Telecommunications Index

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
InterDigital, Inc.
NASDAQ Composite
Russell 2000
NASDAQ Telecommunications

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Russell Investment Group. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
InterDigital, Inc.	100.00	84.65	75.15	63.05	72.06	86.83
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
NASDAQ Telecommunications	100.00	128.15	99.14	117.73	129.57	132.63
The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2021 - October 31, 2021	95,937	$67.63	95,937	$41,974,275
November 1, 2021 - November 30, 2021	7,636	$66.71	7,636	$41,464,736
December 1, 2021 - December 31, 2021	—	$—	—	$41,464,736
Total	103,573	$67.56	103,573	$41,464,736
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
Item 6.     [RESERVED]

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K. The following section generally discusses our financial condition and results of operations for our fiscal year ended December 31, 2021 compared to our fiscal year ended December 31, 2020. A discussion regarding our financial condition and results of operations for December 31, 2020 compared to our fiscal year ended December 31, 2019 can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2021.
Throughout the following discussion and elsewhere in this Form 10-K, we refer to “recurring revenues” and “non-current patent royalties.”  For all periods presented, recurring revenues are comprised of “current patent royalties” and “current technology solutions revenue,”  while "non-current patent royalties" are comprised of past sales royalties and static fixed-fee agreement royalties.

Business
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, visual and related technologies. We design and develop advanced technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies in a variety of industries, including wireless communications, consumer electronics, personal computer, and automotive. Since our founding in 1972, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G. With the acquisitions of the patent licensing business (the "Technicolor Patent Acquisition") and research and innovation unit of visual technology industry leader Technicolor SA ("Technicolor") (together, the "Technicolor Acquisitions"), we are a leader in video processing, encoding/decoding, and display technology, with a significant Artificial Intelligence ("AI") research effort that intersects with both wireless and visual technologies.
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2021, InterDigital's wholly owned subsidiaries held a portfolio of approximately 27,500 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to the wireless and consumer electronics industries. Our portfolio includes numerous patents and patent applications that we believe are or may be essential or may become essential to standards established by many Standards Development Organizations ("SDOs"), including cellular and other wireless communications and video technology standards. Those wireless standards include 3G, 4G and the IEEE 802 suite of standards, as well as patents and patent applications that we believe are or may become essential to 5G standards that currently exist and as they continue to develop. Our video technology portfolio includes patents and applications relating to standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the Technicolor Acquisitions and patents and applications created by internal development. Our patented wireless inventions, our patented video inventions, or both have been implemented in a wide variety of products. Products incorporating our patented inventions include: mobile devices, such as cellular phones, tablets, notebook computers and wireless personal digital assistants; televisions, gaming consoles, set-top boxes, streaming devices and other consumer electronics; wireless infrastructure equipment, such as base stations; components, dongles and modules for wireless devices; and Internet of Things ("IoT") devices and software platforms.
Revenue
In 2021, 2020, and 2019, our total revenues were $425.4 million, $359.0 million, and $318.9 million, respectively. Our recurring revenues in 2021, 2020 and 2019 were $351.7 million, $336.8 million, and $298.2 million, respectively. In 2021, 2020, and 2019, we recognized $73.7 million, $21.6 million and $19.8 million, respectively, of non-current patent royalties as more fully discussed below. In 2021, fixed-fee royalties accounted for approximately 89% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue was variable in nature due to the per-unit structure of the related license agreements.

New Agreements
During 2021, we entered into thirteen patent license agreements, including agreements with Xiaomi, Sony, and a top ten TV manufacturer discussed below. We estimate these agreements will result in revenues exceeding $390 million over their respective lives.
Direct Licenses
During third quarter 2021, we entered into a multi-year, worldwide, non-exclusive, royalty bearing license with Xiaomi. The license covers Xiaomi’s cellular-enabled mobile devices under our standard essential patents related to 3G, 4G, 5G, WiFi and HEVC video technology. As part of the agreement, we and Xiaomi agreed to dismiss all pending patent litigation and other proceedings between the companies.
During fourth quarter 2021, we renewed our multi-year, worldwide, non-exclusive patent license agreement with Sony. In addition, we renewed our joint venture with Sony, Convida Wireless.
Licenses Through Platforms
During third quarter 2021, as part of the Madison Arrangement, we entered into a non-exclusive, per-unit royalty-bearing patent license agreement with a top ten global TV manufacturer, covering certain of the licensee’s sales of digital televisions.
Expiration of License Agreements
We had six patent license agreements that were scheduled to expire between January 1, 2021 and December 31, 2021. Of the six related customers, four were renewed during 2021. The two patent license agreements that have not yet been renewed contributed $13.2 million of recurring revenue in 2021.
Nine of our patent license agreements are scheduled to expire during 2022. Collectively, these agreements accounted for $211.5 million, or approximately 60%, of recurring revenue in 2021. Among the customers licensed under these agreements are Apple and Samsung, each of which comprised 10% or more of our consolidated revenues in 2021, 2020, and 2019.
We are actively working to renew these agreements on terms consistent with the licensees' respective market positions and utilization of our technology.
Restructuring Activities
On June 10, 2021, we announced that, as a result of a strategic review of our research and innovation priorities, we commenced the process of a collective economic layoff in which we proposed a reduction in force of 66 positions in our research and innovation unit, 60 of whom are based in France. On September 28, 2021, the Company finalized an agreement with the representative trade unions of certain of its French subsidiaries to commence the reorganization of the research and innovation unit located in France as part of the reduction in force announced in June. This agreement was validated by the Regional Director of Economy, Employment, Labor and Solidarity on October 25, 2021. During fourth quarter 2021, the list of impacted employees was finalized and included additional employees who voluntarily took the termination benefits. The company formally notified the impacted employees in fourth quarter 2021.
In October 2021, we expanded our restructuring efforts to include general and administrative functions largely centered in the U.S., which will result in a further reduction in force of approximately 8% of total headcount as well as cuts to our non-labor expenses. These employees were provided notification of termination during fourth quarter 2021.
During 2021, we recognized $27.9 million restructuring expenses including $22.6 million severance and other benefits, a $13.2 million asset impairment, and $1.7 million outside services and other associated costs, offset by a $9.6 million reimbursement agreement, which are included within “Restructuring Activities” in the consolidated statement of income.
We expect to recognize additional restructuring charges of approximately $1 million in first quarter 2022. We began to see related cost savings in late 2021 and expect to see further cost savings of approximately $15 million in 2022. However, such savings do not account for any changes in litigation, revenue share, or any new investments we may make.
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

In 2019 we were engaged in litigation with ZTE, Huawei, and Lenovo. During 2020, we filed patent infringement actions against Xiaomi. We negotiated resolutions to the matters involving ZTE, Huawei and Xiaomi in December 2019, April 2020 and July 2021, respectively, while our matters with Lenovo continue to proceed. During 2021, we filed patent infringement actions against Oppo, OnePlus and realme.
The matters are more fully discussed in Note 11, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K and/or our 2019 Form 10-K. We filed these actions after lengthy periods of negotiation and after the refusal of our counterparties to accept our various proposals to them, including our proposal to have a third party adjudicator set a royalty rate and resolve certain other terms upon which we could not mutually agree.
In 2021, our intellectual property enforcement costs increased to $34.3 million, from $28.6 million and $25.4 million in 2020 and 2019, respectively. These costs represented 20% of our total patent administration and licensing costs of $175.7 million in 2021. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Cash and Short-Term Investments
As of December 31, 2021, we had $948.6 million of cash, restricted cash and short-term investments and an additional $230.0 million of cash payments due under contracted fixed price agreements, including $9.6 million recorded in our $31.1 million accounts receivable balance. The remaining accounts receivable is primarily related to variable patent royalty revenue.
Over 90% of our revenue comes from fixed price agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue. As a result, our cash receipts due in 2022 from existing agreements are expected to be lower than revenue to be recognized in 2022 from such agreements as noted in the deferred revenue amortization table below.
The following table reconciles the timing differences between cash receipts and recognized revenue on a quarterly basis for each of the last three years, including the resulting operating cash flow (in thousands):

	2021
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	YTD
Fixed fee cash receipts (a)	$47,312	$3,050	$143,050	$123,050	$316,462
Other cash receipts (b)	10,676	17,808	7,739	15,556	51,779
Change in deferred revenue	23,429	63,230	(150,703)	80,912	16,868
Change in receivables	(3,507)	(499)	129,655	(110,546)	15,103
Other	4,453	4,146	13,755	2,843	25,197
Total Revenue	$82,363	$87,735	$143,496	$111,815	$425,409
Net cash (used in) provided by operating activities	$(9,842)	$(27,259)	$96,264	$71,229	$130,392

	2020
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	YTD
Fixed fee cash receipts (a)	$20,019	$114,413	$142,019	$53,410	$329,861
Other cash receipts (b)	14,481	9,880	7,845	15,751	47,957
Change in deferred revenue	39,512	(16,829)	(75,749)	28,669	(24,397)
Change in receivables	(2,664)	(6,228)	8,902	(11,364)	(11,354)
Other	4,862	3,262	4,476	4,324	16,924
Total Revenue	$76,210	$104,498	$87,493	$90,790	$358,991
Net cash (used in) provided by operating activities	$(26,885)	$69,755	$101,342	$19,255	$163,467

	2019
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	YTD
Fixed fee cash receipts (a)	$22,617	$18,892	$150,450	$56,617	$248,576
Other cash receipts (b)	12,260	7,431	11,400	15,509	46,600
Change in deferred revenue	43,423	19,331	(63,629)	8,624	7,749
Change in receivables	(1,725)	23,894	(33,828)	4,917	(6,742)
Other	(7,944)	6,061	8,130	16,494	22,741
Total Revenue	$68,631	$75,609	$72,523	$102,161	$318,924
Net cash (used in) provided by operating activities	$(30,781)	$(22,742)	$125,499	$17,457	$89,433
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated past patent royalties
(b) Other cash receipts are comprised of cash receipts related to our variable patent royalty revenue, including the associated past patent royalties, current technology solutions revenue, royalties from static agreements, and patent sales.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of December 31, 2021 (in thousands):

Deferred Revenue
2022	$294,235
2023	14,023
2024	920
2025	920
Thereafter	—
Total	$310,098
Return of Capital
    In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “2014 Repurchase Program”). Subsequently our Board of Directors authorized four $100 million increases to the program, respectively, bringing the total amount of the 2014 Repurchase Program to $700 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases. Since 2014, we have repurchased $658.5 million of shares at an average price of $51.32, adjusted for dividends. As of December 31, 2021, there was approximately $41.5 million remaining under the share repurchase authorization.
Since January 2014, we have paid $313.2 million in dividends, bringing our total return of capital over the last eight years to $971.7 million.

    The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program, cash dividends on outstanding common stock declared, and the total capital returned to our shareholders (in thousands):

	2014 Repurchase Program		Cash Dividends Declared		Total Capital Returned to Shareholders
	# of Shares	Value	Per Share	Value
2021	458	$30,000	$1.40	$43,041	$73,041
2020	6	349	1.40	43,111	43,460
2019	2,962	196,269	1.40	43,718	239,987
2018	1,478	110,505	1.40	47,922	158,427
2017	107	7,693	1.30	45,122	52,815
2016	1,304	64,685	1.00	34,359	99,044
2015	1,836	96,410	0.80	28,726	125,136
2014	3,554	152,625	0.70	27,153	179,778
Total	11,705	$658,536	$9.40	$313,152	$971,688
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
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during fiscal year 2021. Fixed-fee royalties accounted for 89% of our revenues in 2021. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in fiscal year 2021, we did not experience a significant impact on our contracted revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with the majority of our workforce continuing to work remotely. We are currently planning for a return to in-person work as early as March 2022, however we continue to evaluate feasibility of this date based on the evolving environment and regulatory guidance. All of our locations are available on a limited and voluntary basis. Despite these remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Although we have resumed work-related travel on a limited basis, we have conducted the majority of our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Between March 12, 2020, when we began to work almost entirely remotely, and December 31, 2021, we successfully concluded eighteen new patent license agreements that we estimate will result in revenues exceeding $560.0 million over their respective lives. Our financial position remains strong, we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.
Comparability of Financial Results
When comparing our 2021 financial results against the financial results of other periods, the following items should be taken into consideration:
•Our 2021 revenue includes $73.7 million of non-recurring revenue primarily related to the patent license agreements with Xiaomi and a top ten global TV manufacturer signed, as discussed above.
•During 2021, we recognized $27.9 million restructuring expenses including $22.6 million of severance and other benefits, a $13.2 million asset impairment and $1.7 million of associated outside services and other costs, offset by a $9.6 million reimbursement agreement. These costs resulted from our restructuring activities as described in Note 20, "Restructuring Activities" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The patents held for sale are recorded at fair value on December 31, 2021 and are included within "Prepaid and other current assets" in the consolidated balance sheet.
•During 2021, we incurred $10.1 million of one-time share-based compensation costs driven by the impact of licensing success achieved during 2021.

•Interest expense decreased in 2021 by $15.6 million, primarily due to a reduction in non-cash interest expense resulting from the accounting adoption of ASU 2020-06, related to the accounting for convertible debt.
•In 2021, "Other income, net" includes a $1.9 million gain on a contract termination, a $7.6 million gain resulting from observable price changes in orderly transactions of our long-term strategic investments, and a $2.3 million gain on the curtailment of our defined benefit plan.
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
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple performance obligations. These agreements can include, without limitation, performance obligations related to the settlement of past patent infringement liabilities, patent and/or know-how licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term.
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
Variable Agreements
Upon entering a new variable patent license agreement, the licensee typically agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We utilize the sales- or usage- based royalty exception for these agreements and recognize revenues during the contract term when the underlying sale or usage occurs. Our licensees under variable agreements provide us with quarterly royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, we are required to estimate revenues, subject to the constraint on our ability to estimate such amounts and will record a true-up when we receive the actual royalty report from the licensee. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make assumptions and judgments related to forecasted trends and growth rates used to estimate our licensees’ sales, which could have an impact on the amount of revenue we report on a quarterly basis.
Technology Solutions
Technology solutions revenue consists primarily of revenue from royalty payments, software licenses, and engineering services. The nature of these contracts and timing of payments vary. We recognize revenue from royalty payments and license agreements using the same methods described above under our policy for recognizing revenue from patent license agreements. We recognize revenue from engineering services using percentage of completion method.
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
Agreements with Multiple Performance Obligations
During 2021, we signed three new fixed-fee agreements that had multiple performance obligations. Consistent with the revenue recognition policies disclosed above, we (1) identified the contract with the customer, (2) identified the performance obligations, (3) determined the transaction price, (4) allocated the transaction price to the performance obligations, and (5) recognized revenue as we satisfy the performance obligations. We allocated the transaction price to each performance obligation for accounting purposes using our best estimate of the term and value. The process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalty rates, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each performance obligation for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.

The impact that a five percent change in the aggregate amount allocated to past patent royalties under these agreements would have had on 2021 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to past patent royalties	+5%	-%5
Change in Revenue	$13,732	$(13,732)
Revenue from Non-financial Sources
During 2021, 2020 and 2019, approximately 5%, 7% and 6%, respectively, of our total revenue was based on the estimated fair value of patents. The process for determining the value of revenue from non-financial sources requires estimating the fair value of patents received. We estimated the fair value of the patents in the above transactions using one of, or a combination of, an analysis of comparable market transactions (the market approach), a discounted cash flow analysis (the income approach) and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including identification of comparable market transactions, assumed royalty rates, projected sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five-percent change in the estimated aggregate value of the patents acquired would have had on 2021 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands).

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-%5
Revenue	$1,018	$(1,018)
Less: Patent amortization	941	(941)
Pre-tax income	$77	$(77)
Compensation Programs
We use a variety of compensation programs to attract, retain and motivate our employees, and to align employee compensation more closely with company performance. These programs include, but are not limited to, short-term incentives tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, and long-term incentives in the form of stock option awards, time-based restricted stock unit (“RSU”) awards, performance-based RSU awards and cash awards, noting equity awards are granted pursuant to the terms and conditions of our Equity Plans (as defined within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K). Our long-term incentives, including equity awards, typically include annual equity or cash award grants with three to five year vesting periods; as a result, in any one year, we are typically accounting for at least three active cycles.
The aggregate amount of performance compensation expense we record in a period, under both short-term and long-term incentive compensation programs, requires the input of subjective assumptions and is a function of our estimated progress toward performance goals at both the beginning and the end of the period. Our estimated progress toward goals under performance equity grants is based on meeting a minimum confidence level of achievement in accordance with accounting rules for share-based compensation. Due to the binary nature of patent license agreements, performance awards with milestone goals are typically not expensed until the goal has been achieved. Achievement rates can vary by performance cycle and from period to period, resulting in variability in our compensation expense.

We account for compensation costs associated with share-based compensation based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards is based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term.
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls related to share-based compensation for the years ended 2021, 2020 and 2019 were $0.8 million, $0.2 million and $0.2 million, respectively.
The below table summarizes our supplemental compensation expense for 2021, 2020 and 2019, in thousands:

	2021	2020	2019
Short-term incentive compensation	$18,820	$16,166	$14,129
Time-based awards (a)	8,528	6,668	6,327
Performance-based awards (a)	17,933	2,347	299
Other share-based compensation	3,962	2,580	1,307
Total supplemental compensation expense	$49,243	$27,761	$22,062
(a) For 2021, 2020 and 2019, approximately 7%, 12%, and 5%, respectively, of the aggregate expense associated with time-based and performance-based awards related to cash awards.
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
Between 2014 and 2021, we paid approximately $134.6 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.

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
Legal Proceedings
We are routinely involved in disputes associated with enforcement and licensing activities regarding our intellectual property, including litigations, arbitrations and other proceedings. These litigations, arbitrations and other proceedings are important means to enforce our intellectual property rights. We are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Refer to Note 11, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K for a description of our material legal proceedings.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program, dividend program, and other contractual obligations discussed below in both the short-term over the next twelve month, and the long-term beyond twelve months.
Cash, cash equivalents, restricted cash and short-term investments
As of December 31, 2021 and December 31, 2020, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	December 31, 2021	December 31, 2020	Increase / (Decrease)
Cash and cash equivalents	$706,282	$473,474	$232,808
Restricted cash included within prepaid and other current assets	5,861	3,108	2,753
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	235,345	453,173	(217,828)
Total cash, cash equivalents, restricted cash and short-term investments	$948,569	$930,836	$17,733
The net increase in cash, cash equivalents, restricted cash and short-term investments was attributable to cash provided by operating activities of $130.4 million. This increase was partially offset by cash used in investing activities, excluding sales and purchases of short-term investments, of $36.9 million and cash used in financing activities of $74.5 million. Cash used in investing activities, excluding sales and purchases of short-term investments, primarily related to capital investments for patents and fixed assets, and patent acquisitions, was partially offset by net cash receipts from sales of our long-term investments. Cash used in financing activities primarily related to dividend payments and repurchases of common stock. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated the following cash flows from our operating activities in 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	Increase / (Decrease)
Cash flows provided by operating activities	$130,392	$163,467	$(33,075)

Our cash flows provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $33.1 million change in net cash provided by operating activities was primarily driven by an increase in cash operating expenses primarily due to restructuring activities and revenue share costs, along with other factors further discussed below in the "Results of Operations". Additionally, lower cash receipts contributed to the change, and was primarily attributable to the timing of cash receipts related to existing patent license agreements and reduction in cash receipts resulting from a handset manufacturer exiting the handset business, offset by cash receipts from new patent license agreements signed in 2021. The table below sets forth the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	Increase / (Decrease)
Cash Receipts:
Patent royalties	$364,348	$366,297	$(1,949)
Technology solutions	3,893	11,521	(7,628)
Total cash receipts	$368,241	$377,818	$(9,577)
Cash Outflows:
Cash operating expenses (a)	(234,046)	(204,801)	(29,245)
Income taxes paid, net of refunds (b)	(23,091)	(26,233)	3,142
Total cash outflows	(257,137)	(231,034)	(26,103)
Other working capital adjustments	19,288	16,683	2,605
Cash flows provided by operating activities	$130,392	$163,467	$(33,075)
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.
Cash provided by or used in investing and financing activities
Net cash provided by investing activities in 2021 was $179.6 million, a $489.7 million change from $310.0 million net cash used in investing activities in 2020. During 2021, we sold $216.6 million of short-term marketable securities, net of purchases, capitalized $35.9 million of patent costs and property plant and equipment purchases, acquired $2.4 million of patents, and received $1.4 million of net cash receipts from our long-term strategic investments. During 2020, we purchased $272.8 million of short-term marketable securities, net of sales, capitalized $42.4 million of patent costs and property plant and equipment purchases, and received $4.3 million of net cash receipts from the sale of one of our long-term strategic investments.
Net cash used in financing activities for 2021 was $74.5 million, a $58.4 million change from net cash used in financing activities of $132.9 million in 2020. This change was primarily attributable to a $94.9 million payment on long-term debt related to the repayment of our 2020 Notes in 2020, offset by $29.7 million of additional repurchases of common stock in 2021 compared to 2020.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2021 was $311.1 million, a decrease of $16.9 million from December 31, 2020. Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the December 31, 2021 deferred revenue balance by $291.7 million over the next twelve months.

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
During periods in which the average market price of our common stock is above the applicable conversion price of the 2024 Notes ($81.29 per share as of December 31, 2021) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of December 31, 2021), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods when the average market price of our common stock is above the conversion price or strike price, as applicable, under the treasury stock method, we calculate the number of shares issuable under the terms of the 2024 Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the treasury stock method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 9, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, as of December 30, 2021, we made the irrevocable election to settle all conversions of the 2024 Notes through a combination settlement of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of the 2024 Notes and any remaining amounts in shares ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes as of December 31, 2021, and the approximately 4.9 million warrants related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2024 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions (the "Warrant Transaction"), (iii) the number of additional shares deemed outstanding with respect to the 2024 Notes, after applying the treasury stock method, for purposes of calculating diluted earnings per share ("Total Treasury Stock Method Incremental Shares"), (iv) the number of shares of common stock deliverable to us upon settlement of the Note Hedge Transactions, and (v) the number of shares issuable upon concurrent conversion of the Convertible Note, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions (shares in thousands):

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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021 (in thousands). As discussed above we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance these contractual obligations discussed below in both the short-term over the next twelve month, and the long-term beyond twelve months.

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2024 Notes(a)	$400,000	$—	$400,000	$—	$—
Contractual interest payments on the 2024 Notes(a)	20,000	8,000	12,000	—	—
Operating lease obligations	25,751	5,142	8,516	6,266	5,827
Defined benefit plan obligations (b)	3,012	200	298	248	2,266
Purchase obligations (c)	12,401	12,401	—	—	—
Total contractual obligations	$461,164	$25,743	$420,814	$6,514	$8,093

(a)Refer to Note 9, “Obligations,” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our 2024 Notes.
(b)Refer to Note 10, "Commitments," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our defined benefit plan obligations. Estimated future benefit payments included above are through 2030.
(c)Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet as of December 31, 2021 includes a $15.7 million non-current liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
As of December 31, 2021, we have recorded long-term debt of $27.1 million related to the Technicolor Patent Acquisition. Additionally, we are subject to a revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. There is no liability associated with the revenue-share agreement at December 31, 2021, as there are no minimum or maximum payments under the revenue-sharing arrangement, and, except in certain circumstances, the arrangement continues through December 31, 2038. Refer to Note 9, "Obligations," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information. Due to the uncertainty regarding the timing and amount of future payments related to these items, the amounts are excluded from the contractual obligations table above.

RESULTS OF OPERATIONS
2021 Compared with 2020
Revenues
The following table compares 2021 revenues to 2020 revenues (in thousands):

	For the Year Ended December 31,
	2021	2020	Total Increase/(Decrease)
Variable patent royalty revenue	$32,234	$26,587	$5,647	21%
Fixed-fee royalty revenue	314,585	298,461	16,124	5%
Current patent royalties [a]	346,819	325,048	21,771	7%
Non-current patent royalties [b]	73,709	21,582	52,127	242%
Total patent royalties	420,528	346,630	73,898	21%
Current technology solutions revenue [a]	4,881	11,761	(6,880)	(58)%
Patent sales [b]	—	600	(600)	(100)%
Total revenue	$425,409	$358,991	$66,418	19%
(a)    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
(b)    Non-recurring revenues are comprised of non-current patent royalties, which includes past patent royalties and royalties from static agreements, as well as patent sales.
The $66.4 million increase in total revenue was primarily driven by the third quarter 2021 Xiaomi and top ten global TV manufacturer patent license agreements, which primarily drove both a $14.9 million increase in recurring revenue and a $52.1 million increase in non-current patent royalties. The increase in recurring revenues was also driven by revenue other new patent license agreements, including the Huawei PLA signed in second quarter 2020. These increases were partially offset by a reduction in recurring revenues due to a handset manufacturer exiting the handset business. The increase in non-current patent royalties was also primarily related to revenues from a static fixed-fee patent license agreement signed in second quarter 2021, offset by the prior period including past sales recognized from the Huawei patent license agreement signed in second quarter 2020. The decrease in technology solutions revenue was primarily due to reduced revenue from a strategic partner, whose contract was terminated in the first half of 2021.
In 2021 and 2020, 70% and 68% of our total revenues, respectively, were attributable to companies that individually accounted for 10% or more of our total revenues. In 2021 and 2020, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2021	2020
Customer A	28%	31%
Customer B	18%	22%
Customer C	14%	—%
Customer D	10%	15%

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2021	2020	Increase/(Decrease)
Patent administration and licensing	$175,741	$170,178	$5,563	3%
Development	89,368	84,646	4,722	6%
Selling, general and administrative	61,217	48,999	12,218	25%
Restructuring activities	27,877	—	27,877	100%
Total operating expenses	$354,203	$303,823	$50,380	17%
Operating expenses increased 17% to $354.2 million in 2021 from $303.8 million in 2020. The $50.4 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/(Decrease)
Restructuring activities	$27,877
Share-based compensation	18,294
Revenue share	9,442
Personnel-related costs	7,158
Intellectual property enforcement and non-patent litigation	5,820
Non-cash charge of patents disposed	(7,539)
Corporate initiatives	(4,017)
Patent maintenance	(2,800)
Depreciation and amortization	(2,625)
Other	(1,230)
Total increase in operating expenses	$50,380
The $50.4 million increase in operating expenses was driven by restructuring activities, share-based compensation, and revenue share costs related to the license agreements signed in 2021. The share-based compensation increase was driven by the impact of licensing success achieved during 2021 on performance based equity awards, including previously granted awards, a new hire equity award granted to our CEO, and our 2019 grant for which we modified the goal for all participants in first half 2021. The $9.4 million increase in revenue share costs related to the above-noted patent license agreement with a top ten global TV manufacturer. In addition, $27.9 million of the increase related to non-recurring restructuring costs incurred as part of our overall restructuring plan, $5.8 million related to an increase in intellectual property enforcement costs, primarily driven by the Xiaomi and Lenovo litigations, and $7.2 million related to increased personnel-related costs primarily driven by new employment agreements. These increases were primarily offset due a one-time $7.5 million non-cash charge to write-off the remaining book value of patents we disposed of in 2020 as part of our ongoing patent portfolio management and by a $4.0 million decrease due to 2020 efforts to optimize our cost structure in 2020, including the closure of our San Diego office. Additionally, ongoing efforts to effectively manage our patent portfolio size drove the $2.8 million reduction in patent maintenance costs and the $2.6 million reduction in depreciation and amortization costs.
Patent administration and licensing expense:  The $5.6 million increase in patent administration and licensing expense primarily resulted from the above noted $9.4 million increase in revenue share costs, $5.8 million increase in intellectual property enforcement costs, and share-based compensation costs. These increases were partially offset by the above noted decrease in depreciation and amortization costs and the $7.5 million one-time non-cash charge to write-off the remaining book value of patents disposed in 2020.
Development expense:  Development expense increased by $4.7 million primarily resulting from the increases in share-based compensation discussed above.
Selling, general and administrative expense:  The $12.2 million increase in selling, general and administrative expense primarily resulted from the above-noted increases in share-based compensation and personnel-related costs, partially offset by the above-noted corporate initiatives, as well as a decrease in outside consulting costs.

Restructuring Activities:  The Company incurred $27.9 million of restructuring expenses associated with the Company's overall restructuring plan, as described in Note 20, "Restructuring Activities" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.
Non-Operating Expense
The following table compares 2021 non-operating expense to 2020 non-operating expense (in thousands):

	For the Year Ended December 31,
	2021	2020	Change
Interest expense	$(25,225)	$(40,799)	$15,574	38%
Interest and investment income	1,690	5,661	(3,971)	(70)%
Other	9,885	11,263	(1,378)	(12)%
Total non-operating expense	$(13,650)	$(23,875)	$10,225	43%
The change in non-operating expense between periods was primarily driven by $15.6 million of reduced non-cash interest expense primarily due to the removal of the accretion of the debt discount on the 2024 Notes resulting from the adoption of ASU 2020-06 and a decrease in interest and investment income of $4.0 million in 2021, primarily due to reduced rates of return on our short-term investments.
Other decreased $1.4 million driven primarily by a $3.0 million foreign currency translation loss in 2021, compared to a $4.6 million gain in 2020 arising from euro translation of our foreign subsidiaries. This decrease was offset by gains recognized in 2021 including a $1.9 million gain on a contract termination and a $2.3 million gain on the curtailment of our defined benefit plan, as discussed further in Note 10, "Commitments," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Additionally, during 2021 and 2020 we recognized $7.6 million and $5.6 million, respectively, of gains resulting from observable price changes of our long-term strategic investments. All of these items are included in the "Other" caption in the table above.
Income Taxes
In 2021, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate is 27.0%. The effective tax rate was driven by a net expense of $10.8 million that primarily relates to non-deductible officer’s compensation and losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. The current year effective tax rate is compared to an effective tax rate benefit of 21.2% in 2020. The effective tax rate for 2020 was favorably impacted by a net benefit of $19.7 million associated with amendment of prior year tax returns to utilize a tax asset generated during the year, as well as the reversal of a tax reserve.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include certain information in “Part I, Item 1. Business” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements due to a variety of factors, including those set forth below:

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
•our ability to obtain liquidity through debt and equity financings;
•the potential effects that the ongoing COVID-19 pandemic and/or corresponding macroeconomic uncertainty could have on our financial position, results of operations and cash flows; and
•changes in our business strategy.
You should carefully consider these factors as well as the risks and uncertainties outlined in greater detail in Part I, Item 1A, of this Form 10-K before making any investment decision with respect to our common stock. These factors, individually or in the aggregate, may cause our actual results to differ materially from our expected and historical results. You should understand that it is not possible to predict or identify all such factors. In addition, you should not place undue reliance on the forward-looking statements contained herein, which are made only as of the date of this Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $948.6 million as of December 31, 2021. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2021. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2022	2023	2024	2025	2026	Thereafter	Total
Money market and demand accounts	$705,725	—	—	—	—	—	$705,725
Short-term investments	$210,840	$32,004	—	—	—	—	$242,844
Average Interest rate	0.3%	1.3%	—%	—%	—%	—%	0.5%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2021, we had approximately $705.7 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. We have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2014 and 2021, we paid approximately $134.6 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.

Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are primarily classified as available-for-sale with a fair value of $242.8 million as of December 31, 2021.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of InterDigital, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of InterDigital, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2021.

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

Revenue Recognition – Determination of the Value of Revenue from Non-Financial Sources and of Standalone Selling Prices of Identified Performance Obligations in Dynamic Fixed-Fee License Agreements

As described in Notes 2 and 3 to the consolidated financial statements, dynamic fixed-fee license agreements include fixed, non-refundable royalty payments that fulfill the licensee’s obligations to the Company under a patent license agreement for a specified time period or for the term of the agreement. Additionally, certain patent license agreements contain revenue from non-financial sources in the form of patents received from the customer. Total fixed-fee royalty revenue and noncurrent patent royalties were $314.6 million and $73.7 million, respectively, for the year ended December 31, 2021, of which a significant portion relates to dynamic fixed-fee agreements. As disclosed by management, the process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalty rates, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors. Management’s process for determining the value of revenue from non-financial sources requires estimating the fair value of patents received using one of, or a combination of, an analysis of comparable market transactions (the market approach), a discounted cash flow analysis (the income approach), and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including identification of comparable market transactions, assumed royalty rates, projected sales volumes, economic lives of the patents and other relevant factors.

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
February 17, 2022

We have served as the Company’s auditor since 2002.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$706,282	$473,474
Short-term investments	235,345	453,173
Accounts receivable, less allowances of $322 and $0	31,113	16,008
Prepaid and other current assets	77,545	59,894
Total current assets	1,050,285	1,002,549
PROPERTY AND EQUIPMENT, NET	13,377	16,630
PATENTS, NET	363,585	418,343
DEFERRED TAX ASSETS	98,408	80,380
OTHER NON-CURRENT ASSETS, NET	102,501	98,373
	577,871	613,726
TOTAL ASSETS	$1,628,156	$1,616,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	7,155	10,979
Accrued compensation and related expenses	32,638	32,413
Deferred revenue	291,673	219,935
Dividend payable	10,741	10,786
Other accrued expenses	29,354	21,649
Total current liabilities	371,561	295,762
LONG-TERM DEBT	422,745	367,992
LONG-TERM DEFERRED REVENUE	19,463	108,069
OTHER LONG-TERM LIABILITIES	61,470	47,886
TOTAL LIABILITIES	875,239	819,709
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,720 and 71,389 shares issued and 30,689 and 30,816 shares outstanding	717	714
Additional paid-in capital	713,599	738,481
Retained earnings	1,441,105	1,413,969
Accumulated other comprehensive loss	(571)	(184)
	2,154,850	2,152,980
Treasury stock, 41,031 and 40,573 shares of common held at cost	1,409,611	1,379,611
Total InterDigital, Inc. shareholders’ equity	745,239	773,369
Noncontrolling interest	7,678	23,197
Total equity	752,917	796,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,628,156	$1,616,275

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020	2019
REVENUES:
Patent licensing royalties	$420,528	$346,630	$307,431
Technology solutions	4,881	11,761	10,518
Patent sales	—	600	975
Total Revenue	425,409	358,991	318,924

OPERATING EXPENSES:
Patent administration and licensing	175,741	170,178	154,940
Development	89,368	84,646	74,860
Selling, general and administrative	61,217	48,999	51,289
Restructuring activities	27,877	—	—
Total Operating expenses	354,203	303,823	281,089

Income from operations	71,206	55,168	37,835

INTEREST EXPENSE	(25,225)	(40,799)	(40,955)
OTHER INCOME, NET	11,575	16,924	29,062
Income before income taxes	57,556	31,293	25,942
INCOME TAX (PROVISION) BENEFIT	(15,368)	6,648	(10,991)
NET INCOME	$42,188	$37,941	$14,951
Net loss attributable to noncontrolling interest	(13,107)	(6,860)	(5,977)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$55,295	$44,801	$20,928
NET INCOME PER COMMON SHARE — BASIC	$1.80	$1.46	$0.66
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,764	30,776	31,546
NET INCOME PER COMMON SHARE — DILUTED	$1.77	$1.44	$0.66
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,253	31,058	31,785
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.40	$1.40	$1.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$42,188	$37,941	$14,951
Unrealized (loss) gain on investments, net of tax	(387)	(110)	2,397
Comprehensive income	$41,801	$37,831	$17,348
Comprehensive loss attributable to noncontrolling interest	(13,107)	(6,860)	(5,977)
Total comprehensive income attributable to InterDigital, Inc.	$54,908	$44,691	$23,325

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2018	71,134	$711	$685,512	$1,435,970	$(2,471)	37,605	$(1,182,993)	$1,284	$938,013
Net income attributable to InterDigital, Inc.	—	—	—	20,928	—	—	—	—	20,928
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	29,417	29,417
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(5,977)	(5,977)
Net change in unrealized gain on short-term investments	—	—	—	—	2,397	—	—	—	2,397
Dividends declared ($1.40 per share)	—	—	401	(44,119)	—	—	—	—	(43,718)
Exercise of common stock options	—	—	2	—	—	—	—	—	2
Issuance of Common Stock, net	134	1	(4,368)	—	—	—	—	—	(4,367)
Amortization of unearned compensation	—	—	7,603	—	—	—	—	—	7,603
Repurchase of Common Stock	—	—	—	—	—	2,962	(196,269)	—	(196,269)
Equity component of debt, net of tax	—	—	56,917	—	—	—	—	—	56,917
Net convertible note hedge transactions, net of tax	—	—	(49,740)	—	—	—	—	—	(49,740)
Net warrant transactions	—	—	43,416	—	—	—	—	—	43,416
Deferred financing costs allocated to equity, net of tax	—	—	(1,692)	—	—	—	—	—	(1,692)
Reacquisition of equity component of debt due to prepayment, net of tax	—	—	(10,649)	—	—	—	—	—	(10,649)
BALANCE, DECEMBER 31, 2019	71,268	$712	$727,402	$1,412,779	$(74)	40,567	$(1,379,262)	$24,724	$786,281
Net income attributable to InterDigital, Inc.	—	—	—	44,801	—	—	—	—	44,801
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	5,333	5,333
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(6,860)	(6,860)
Net change in unrealized loss on short-term investments	—	—	—	—	(110)	—	—	—	(110)
Dividends declared ($1.40 per share)	—	—	498	(43,611)	—	—	—	—	(43,113)
Exercise of common stock options	49	1	1,891	—	—	—	—	—	1,892
Issuance of common stock, net	72	1	(1,752)	—	—	—	—	—	(1,751)
Amortization of unearned compensation	—	—	10,442	—	—	—	—	—	10,442
Repurchase of common stock	—	—	—	—	—	6	(349)	—	(349)
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment related to the adoption of ASU 2020-06	—	—	(55,349)	15,587	—	—	—	—	(39,762)
Net income attributable to InterDigital, Inc.	—	—	—	55,295	—	—	—	—	55,295
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(13,107)	(13,107)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	100	100
Noncontrolling interest distribution	—	—	—	—	—	—	—	(2,512)	(2,512)
Net change in unrealized loss on short-term investments	—	—	—	—	(387)	—	—	—	(387)
Dividends declared ($1.40 per share)	—	—	734	(43,746)	—	—	—	—	(43,012)
Exercise of common stock options	157	1	7,949	—	—	—	—	—	7,950
Issuance of common stock, net	174	2	(6,952)	—	—	—	—	—	(6,950)
Amortization of unearned compensation	—	—	28,736	—	—	—	—	—	28,736
Repurchase of common stock	—	—	—	—	—	458	(30,000)	—	(30,000)
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,188	$37,941	$14,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,193	81,041	77,094
Non-cash interest expense, net	6,867	18,093	18,709
Non-cash change in fair value	(7,649)	(5,588)	710
Gain on asset acquisition and sale of a business	—	—	(22,690)
Change in deferred revenue	(16,868)	24,397	(7,749)
Deferred income taxes	(7,503)	(7,182)	4,123
Share-based compensation	28,736	10,442	7,603
Impairment of long-term investment	—	—	3,312
Loss on extinguishment of debt	—	—	5,488
Loss on disposal of assets	—	7,539	119
Impairment of patents	13,228	—	—
Other	—	412	623
(Increase) decrease in assets:
Receivables	(15,103)	11,354	6,742
Deferred charges and other assets	(9,894)	(26,256)	(27,206)
(Decrease) increase in liabilities:
Accounts payable	(1,803)	(2,850)	(638)
Accrued compensation and other expenses	20,000	14,124	8,242
Net cash provided by operating activities	130,392	163,467	89,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(527,800)	(529,559)	(92,436)
Sales of short-term investments	744,353	256,726	389,032
Purchases of property and equipment	(2,511)	(11,793)	(4,509)
Capitalized patent costs	(33,416)	(30,615)	(33,481)
Acquisition of patents	(2,350)	—	—
Proceeds from sale of business	—	910	10,000
Long-term investments	1,363	4,285	(350)
Net cash provided by (used in) investing activities	179,639	(310,046)	268,256
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	7,950	1,892	2
Proceeds from issuance of senior convertible notes	—	—	400,000
Payments on long-term debt	—	(94,909)	(221,091)
Purchase of convertible bond hedge	—	—	(72,000)
Payment for warrant unwind	—	—	(4,184)
Prepayment penalty on long-term debt	—	—	(10,763)
Proceeds from hedge unwind	—	—	9,038
Proceeds from issuance of warrants	—	—	47,600
Payments of debt issuance costs	—	—	(8,375)
Proceeds from noncontrolling interests	100	5,333	15,666
Non-controlling interest distribution	(2,512)	—	—
Dividends paid	(43,058)	(43,072)	(44,580)
Taxes withheld upon restricted stock unit vestings	(6,950)	(1,751)	(4,368)
Repurchase of common stock	(30,000)	(349)	(196,269)
Net cash used in financing activities	(74,470)	(132,856)	(89,324)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	235,561	(279,435)	268,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	477,663	757,098	488,733
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$713,224	$477,663	$757,098
____________
Refer to Note 1, "Background and Basis of Presentation," for additional supplemental cash flow information. Additionally, refer to Note 5, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities" for a reconciliation to the consolidated balance sheets.
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of December 31, 2021. InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements. The potential impact of COVID-19 will continue to be analyzed going forward.
Prior Periods' Financial Statement Revision
During 2021, we determined that we had incorrectly classified $24.3 million of tax receivables as other current assets, whereas we should have reflected these as other non-current assets within the December 31, 2020 consolidated balance sheet. Although we concluded that such misclassification did not materially misstate the previously issued financial statements, we have corrected the classification by revising the accompanying 2020 balance sheet and footnotes.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	FOR THE YEAR ENDED DECEMBER 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2021	2020	2019
Interest paid	$8,000	$8,712	$7,886
Income taxes paid, including foreign withholding taxes	23,091	26,233	24,229
Non-cash investing and financing activities:
Dividend payable	10,741	10,786	10,746
Increases in noncontrolling interests	—	—	13,750
Non-cash acquisition of patents	—	33,300	22,500
Right-of-use assets obtained in exchange of operating lease liabilities (a)	739	2,524	14,427
Accrued capitalized patent costs and property and equipment	2,021	(436)	1,619
_____________
a.    Effective January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)", which outlines a comprehensive change to the lease accounting model.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING GUIDANCE
Foreign Currency Translation
The functional currency of substantially all of the Company's wholly-owned subsidiaries is the U.S. dollar. Certain subsidiaries have monetary assets and liabilities that are denominated in a currency that is different than the functional currency. The gains and losses resulting from this remeasurement and translation of monetary assets denominated in a currency that is different than the functional currency are reflected in the determination of net income.
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
As of December 31, 2021 and 2020, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than two years, and we have both the ability and intent to hold the investments until maturity.
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
The carrying value of goodwill was $22.4 million as of December 31, 2021 and December 31, 2020, which was included within "Other non-current assets, net" in the consolidated balance sheets. No impairments were recorded during 2021, 2020 or 2019 as a result of our annual goodwill impairment assessment.
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

Property and Equipment
Property and equipment are stated at cost, less depreciation, amortization and impairments. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized, while minor repairs and maintenance are charged to expense as incurred. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review whether we will be able to realize our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. In 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patents, which resulted in the Company recognizing a $13.2 million impairment, as discussed further in Note 20, "Restructuring Activities". In 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Operating lease right-of-use asset related to the abandonment of one of our leased properties, which was included within “Operating Expense” in the consolidated statement of income. We did not have any long-lived asset impairments in 2019.
Revenue Recognition
We derive the vast majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and include multiple performance obligations. These agreements can include, without limitation, performance obligations related to the settlement of past patent infringement liabilities, patent and/or know-how licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term.

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

Variable Agreements
Upon entering a new variable patent license agreement, the licensee typically agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We utilize the sales- or usage- based royalty exception for these agreements and recognize revenues during the contract term when the underlying sale or usage occurs. Our licensees under variable agreements provide us with quarterly royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, we are required to estimate revenues, subject to the constraint on our ability to estimate such amounts and will record a true-up when we receive the actual royalty report from the licensee. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make assumptions and judgments related to forecasted trends and growth rates used to estimate our licensees’ sales, which could have an impact on the amount of revenue we report on a quarterly basis.
Technology Solutions
Technology solutions revenue consists primarily of revenue from royalty payments, software licenses, and engineering services. The nature of these contracts and timing of payments vary. We recognize revenue from royalty payments and license agreements using the same methods described above under our policy for recognizing revenue from patent license agreements. We recognize revenue from engineering services using percentage of completion method.
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
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from fixed-fee license arrangements with contractual payment terms. The remaining material amounts of our accounts receivable are from variable patent license agreements, which primarily are paid on a quarterly basis. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. Our provision for doubtful accounts was $0.3 million and $0.0 million as of December 31, 2021 and 2020, respectively.
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

The carrying value of our investments in other entities is included within "Other non-current assets, net" on our consolidated balance sheets. During 2021, 2020 and 2019, we made investments in other entities of $1.1 million, $0.2 million and $0.4 million, respectively. The carrying value of our investments in other entities as of December 31, 2021 and 2020 was $21.3 million and $15.5 million, respectively, the majority of which are accounted for under the measurement alternative for equity investments described above.
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
For example, from time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense and amortize these expenses in proportion to our recognition of the related revenue. Commission expense is included within the "Patent administration and licensing" line of our consolidated statements of income and was immaterial for the years presented. There were no new direct contract costs incurred during 2021, 2020 or 2019.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2024 Notes and 2020 Notes, defined and discussed in detail within Note 9, "Obligations", we incurred directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components of the debt in proportion to the allocation of proceeds and accounted for as debt issuance costs. The debt issuance costs allocated to the liability component of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized over the term of the debt using the effective interest method and are included within the "Interest expense" line of our consolidated statements of income. The costs allocated to the equity component of the debt were recorded as a reduction of the equity component of the debt. The balance of unamortized deferred financing costs as of December 31, 2021 and 2020 was $4.4 million and $4.6 million, respectively. The Company incurred $6.4 million of new debt issuance costs during 2019 in conjunction with the issuance of the 2024 Notes, noting no new debt issuance costs were incurred in 2021 or 2020. Deferred financing expense was $1.6 million, $1.2 million and $1.5 million in 2021, 2020 and 2019, respectively.
Research and Development
Research and development expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any capitalized software costs related to research and development in any period presented. Research, development and other related costs were approximately $89.4 million, $84.6 million and $74.9 million in 2021, 2020 and 2019, respectively.

Compensation Programs
We use a variety of compensation programs to attract, retain and motivate our employees, and to align employee compensation more closely with company performance. These programs include, but are not limited to, short-term incentives tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, and long-term incentives in the form of stock option awards, time-based restricted stock unit (“RSU”) awards, performance-based RSU awards and cash awards, noting equity awards are granted pursuant to the terms and conditions of our Equity Plans (as defined in Note 12, "Compensation Plans and Programs"). Our long-term incentives, including equity awards, typically include annual equity and cash award grants with three to five year vesting periods; as a result, in any one year, we are typically accounting for at least three active cycles.
We account for compensation costs associated with share-based compensation based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. The expected life of our stock option awards is based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. In all periods, our policy has been to set the value of RSUs awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term.
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls related to share-based compensation for the years ended 2021, 2020 and 2019 were $0.8 million, $0.2 million and $0.2 million, respectively.
Restructuring
Restructuring activities include, but are not limited to, costs associated with termination benefits such as severance costs and retention bonuses, contract termination costs, and other costs associated with an exit or disposal activity. The termination benefits included within restructuring activities are recognized in accordance with either ASC 420, Exit or Disposal Cost Obligations ("ASC 420") or ASC 712, Compensation – Nonretirement Postemployment Benefits ("ASC 712"), as applicable. Liabilities are recognized in accordance with ASC 420 when management commits to a plan of termination, the employees to be terminated are identified, the terms of the benefit arrangement are established, it was determined that either changes to the plan or withdrawal are unlikely, and the arrangements were communicated to employees. Liabilities that fall under ASC 712 are recognized when the liability was determined to be probable of being paid and reasonably estimable. The current liabilities are recorded within "Other accrued expenses" and long-term liabilities are included in "Other long-term liabilities" in the consolidated balance sheets. The restructuring expenses are included in "Restructuring activities" in the consolidated statements of income.
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
New Accounting Guidance
Accounting Standards Update: Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). The amendments in this ASU are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 with early adoption allowed. We adopted this guidance as of January 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.
Accounting Standards Update: Simplifying the Accounting for Convertible Instruments
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in this ASU are intended to simplify accounting for convertible debt instruments and convertible preferred stock by removing certain accounting models which separate the embedded conversion features from the host contract. ASU 2020-06 also amends certain guidance in ASC 260 on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption was permitted for fiscal years beginning after December 15, 2020. The ASU permits the use of either the modified retrospective or fully retrospective methods of transition. We elected to early adopt this standard on a modified retrospective approach as of January 1, 2021, which resulted in a $10.4 million, $50.2 million and $15.6 million increase to net deferred tax assets, long-term debt and retained earnings, respectively, and a $55.4 million decrease to additional paid-in capital. This $50.2 million increase to long-term debt, net was comprised of $51.6 million of unamortized interest discount partially offset by a net increase of $1.4 million in unamortized debt issuance costs following the reversal of the initially established equity component of deferred financing costs. This was due to the standard no longer requiring bifurcation of the embedded conversion feature from the host contract on the 2024 Notes, as defined in Note 9, "Obligations". This adoption also reduced non-cash interest expense starting in 2021 due to the removal of the accretion of the debt discount on the 2024 Notes. In addition, the adoption requires the use of the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and requires the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation. Due to the reduction in non-cash interest expense, this adoption increased basic and diluted earnings per share by $0.35 and $0.34, respectively, in the year ended December 31, 2021.
During fourth quarter 2021, we determined that in our early adoption of this accounting standard, we incorrectly accounted for the adoption by increasing debt and decreasing retained earnings by $50.2 million, which resulted in a $10.4 million understatement of deferred taxes, $65.8 million understatement of retained earnings and $55.4 million overstatement of additional paid-in capital. We have concluded that this error did not result in our previously issued 2021 interim financial statements being materially misstated. We will, however, correct the error by prospectively revising our previously issued financial statements as of and for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in connection with our 2022 quarterly filings on Form 10-Q. The accompanying annual financial statements reflect the correct accounting for the adoption of this standard.
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

3.    REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Variable patent royalty revenue	$32,234	$26,587	$30,428
Fixed-fee royalty revenue	314,585	298,461	257,221
Current patent royalties [a]	346,819	325,048	287,649
Non-current patent royalties [b]	73,709	21,582	19,782
Total patent royalties	420,528	346,630	307,431
Current technology solutions revenue [a]	4,881	11,761	10,518
Patent sales [b]	—	600	975
Total revenue	$425,409	$358,991	$318,924
a.    Recurring revenues are comprised of current patent royalties, inclusive of Dynamic Fixed-Fee Agreement royalties, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which includes past patent royalties and royalties from static agreements, as well as patent sales.
During the year ended December 31, 2021, we recognized $219.7 million of revenue that had been included in deferred revenue as of the beginning of the period. As of December 31, 2021, we had contract assets of $18.9 million and $8.3 million included within "Accounts receivable, net" and "Other non-current assets, net" in the consolidated balance sheet, respectively. As of December 31, 2020, we had contract assets of $9.7 million and $8.9 million included within "Accounts receivable, net" and "Other non-current assets, net" in the consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed Dynamic Fixed-Fee Agreement payments as of December 31, 2021, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue
2022	$318,955
2023	118,795
2024	73,297
2025	60,920
2026	—
Thereafter	—
$571,967

4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
The Company’s chief operating decision maker assesses company-wide performance and allocates resources based on consolidated financial information. As such, we have one reportable segment. During 2021, 2020 and 2019, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
United States	$169,044	$128,238	$139,162
China	118,197	63,172	11,103
South Korea	86,677	111,634	113,189
Japan	24,689	23,694	35,614
Taiwan	11,040	10,059	938
Europe	15,762	22,194	18,639
Other Asia	—	—	279
Total revenue	$425,409	$358,991	$318,924
During 2021, 2020 and 2019, the following licensees or customers accounted for 10% or more of total revenues:

	2021	2020	2019
Customer A	28%	31%	35%
Customer B	18%	22%	25%
Customer C	14%	—%	—%
Customer D	10%	15%	—%
Customer E	<10%	<10%	10%

As of December 31, 2021, and 2020, we held $377.0 million and $435.0 million of our property, equipment and patents, net of accumulated depreciation and amortization, respectively, of which greater than 90% of the total was within the United States in each of the years presented. As of December 31, 2021 and 2020, we held $25.9 million and $23.1 million of property, equipment and patents, net of accumulated depreciation and amortization, collectively, in Canada and Europe.
5.    CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Money market and demand accounts	$705,725	$397,522
Commercial paper	7,499	80,141
Total cash, cash equivalents and restricted cash	$713,224	$477,663

The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of December 31, 2021 and 2020 within the consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$706,282	$473,474
Restricted cash included within prepaid and other current assets	5,861	3,108
Restricted cash included within other non-current assets	1,081	1,081
Total cash, cash equivalents and restricted cash	$713,224	$477,663
Marketable Securities
As of December 31, 2021 and 2020, the majority of our marketable securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment-grade government and corporate debt securities that have maturities of less than two years, and we have both the ability and intent to hold the investments until maturity. We recorded no other-than-temporary impairments during 2021, 2020 or 2019. The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2021, 2020 and 2019.
    Marketable securities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$158,468	$2	$(18)	$158,452
U.S. government securities	51,444	—	(143)	51,301
Corporate bonds, asset backed and other securities	33,086	6	(1)	33,091
Total available-for-sale securities	$242,998	$8	$(162)	$242,844
Reported in:
Cash and cash equivalents				$7,499
Short-term investments				235,345
Total marketable securities				$242,844

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$285,244	$5	$(7)	$285,242
U.S. government securities	166,195	44	(16)	$166,223
Corporate bonds, asset backed and other securities	81,540	314	(5)	$81,849
Total available-for-sale securities	$532,979	$363	$(28)	$533,314
Reported in:
Cash and cash equivalents				$80,141
Short-term investments				453,173
Total marketable securities				$533,314
As of December 31, 2021 and 2020, $210.8 million and $517.4 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within one to two years.

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
Our accounts receivable are derived principally from patent license and technology solutions agreements. As of December 31, 2021, four licensees comprised 66%, and as of December 31, 2020 five licensees comprised 53%, of our accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2021 and December 31, 2020 (in thousands):

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$705,725	$—	$—	$705,725
Commercial paper (b)	—	158,452	—	158,452
U.S. government securities	—	51,301	—	51,301
Corporate bonds, asset backed and other securities	—	33,091	—	33,091
	$705,725	$242,844	$—	$948,569

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$397,522	$—	$—	$397,522
Commercial paper (b)	—	285,242	—	285,242
U.S. government securities	—	166,223	—	166,223
Corporate bonds and asset backed securities	—	81,849	—	81,849
	$397,522	$533,314	$—	$930,836
_______________
(a)Included within cash and cash equivalents.
(b)As of December 31, 2021 and 2020, $7.5 million and $80.1 million of commercial paper was included within cash and cash equivalents, respectively.
Level 3 Fair Value Measurements
Contingent Consideration
During second quarter 2019, we completed the R&I Acquisition. The transaction met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. As part of this acquisition, Technicolor reduced its rights to the revenue-sharing arrangement that created the initial contingent consideration liability from the Technicolor Patent Acquisition. We determined that the initial contingent consideration liability from the Technicolor Patent Acquisition was significantly modified in conjunction with the R&I Acquisition, and, as such, the contingent consideration liability will now be accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Since the contingent consideration liability arising from the amended revenue-sharing arrangement was not probable and estimable as of the acquisition date, the carrying value of the previous contingent consideration liability was derecognized, which resulted in a $20.5 million gain which is included within "Other income, net" in the consolidated statement of income for the year ended December 31, 2019. Therefore, effective as of the acquisition date of May 31, 2019, the contingent consideration liability was no longer a Level 3 fair value recurring measurement. As of December 31, 2021 and 2020, the contingent consideration liability from the amended revenue-sharing arrangement was deemed not probable and estimable and is therefore not reflected within the consolidated financial statements.
Fair Value of Long-Term Debt
2024 Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	December 31, 2021			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$395,632	$437,760	$400,000	$343,821	$418,760
Technicolor Patent Acquisition Long-term Debt
As more fully disclosed in Note 9, "Obligations," we recognized long-term debt in conjunction with the Technicolor Patent Acquisition. The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the consolidated balance sheet as of December 31, 2021 and December 31, 2020 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$27,113	$28,569	$24,171	$27,016

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
During year ended December 31, 2021 and 2020, we recognized $7.6 million and $5.6 million, respectively, of gains resulting from observable price changes of our long-term strategic investments, which was included within “Other income, net” in the consolidated statement of income. During the year ended December 31, 2019, we recognized a net loss of $2.6 million resulting from the partial impairment of one of our strategic investments partially offset by a gain on sale of a separate strategic investment, which is included within "Other income, net" in the consolidated statement of income. Certain of our investments in other entities may be seeking additional financing in the next twelve months or potential exit strategies. We will continue to review and monitor our investments in other entities for any indications of an increase in fair value or impairment.
Lease Assets
During 2020, we recognized a $1.1 million impairment, comprised of $0.8 million of Property, Plant, and Equipment, and $0.3 million of Operating lease right-of-use asset related to the abandonment of one of our leased properties, which was included within “Operating Expense” in the consolidated statement of income.
Patents
During 2021, we recognized a $13.2 million impairment, resulting from our restructuring activities as described in Note 20, "Restructuring Activities", which was included within “Restructuring activities” expenses in the consolidated statement of income. The Patents held for sale are recorded at fair value on December 31, 2021 and are included within "Prepaid and other current assets" in the consolidated balance sheet.
Also during 2021, we renewed our multi-year, worldwide, non-exclusive patent license agreement with Sony. A portion of the future consideration for the agreement was in the form of patents. We have yet to record these patents on our balance sheet as of December 31, 2021 as they have not yet been transferred. However, we have determined the estimated fair value of the patents for determining the transaction price for revenue recognition purposes, which was estimated to be $30.1 million utilizing the income and market approach. The value will be amortized as a non-cash expense over the patents' estimated useful lives once transferred.
During 2020, we entered into a patent license agreement with Huawei and a portion of the future consideration for the agreement was in the form of patents. We have determined the estimated fair value of the patents for determining the transaction price for revenue recognition purposes, which was estimated to be $19.3 million utilizing the market approach. The value is amortized as a non-cash expense over the patents' estimated useful lives.
During 2019 we entered into patent license agreements with ZTE for which a portion of the consideration was patents. The estimated fair value of the ZTE patents was $14.0 million which are being amortized as a non-cash expense over their estimated useful lives. We estimated the fair value of the patents in the ZTE transaction utilizing the market approach.
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

7.    PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$14,787	$16,003
Leasehold improvements	11,743	11,076
Building and improvements	3,574	3,548
Engineering and test equipment	1,470	1,183
Furniture and fixtures	799	1,051
Property and equipment, gross	32,373	32,861
Less: accumulated depreciation	(18,996)	(16,231)
Property and equipment, net	$13,377	$16,630
Depreciation expense was $5.6 million, $5.3 million and $3.9 million in 2021, 2020 and 2019, respectively.
8.    PATENTS, GOODWILL AND OTHER INTANGIBLE ASSETS
Patents
As of December 31, 2021 and 2020, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2021	2020
Weighted average estimated useful life (years)	9.9	9.9
Gross patents	$956,387	$945,609
Accumulated amortization	(592,802)	(527,266)
Patents, net	$363,585	$418,343
Amortization expense related to capitalized patent costs was $71.5 million, $74.9 million and $72.3 million in 2021, 2020 and 2019, respectively. These amounts are recorded within the "Patent administration and licensing" line of our consolidated statements of income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2021 is as follows (in thousands):

2022	$69,436
2023	65,158
2024	54,690
2025	51,078
2026	42,646
Goodwill
The following table shows the change in the carrying amount of our goodwill balance from December 31, 2019 to December 31, 2021, all of which is allocated to our one reportable segment (in thousands):

Goodwill balance as of December 31, 2019	$22,421
Activity	—
Goodwill balance as of December 31, 2020	$22,421
Activity	—
Goodwill balance as of December 31, 2021	$22,421

9.    OBLIGATIONS
Long-term debt obligations, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are comprised of the following (in thousands):

	December 31,
	2021	2020
2.00% Senior Convertible Notes due 2024	$400,000	$400,000
Less:
Unamortized interest discount (a)	—	(51,567)
Deferred financing costs	(4,368)	(4,612)
Total net carrying amount of Senior Convertible Notes	$395,632	$343,821
_____________
a.    Due to the adoption of ASU 2020-06 on January 1, 2021, the unamortized interest discount was reclassified back to the carrying value of the 2024 Notes. Refer to Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", for further information regarding this adoption.
There were no finance leases as of December 31, 2021 or December 31, 2020.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2021, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are as follows (in thousands):

2022	$—
2023	—
2024	400,000
2025	—
2026	—
Thereafter	—
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
The 2024 Notes were initially convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 12.3018 shares of common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share), as adjusted pursuant to the terms of the indenture governing the 2024 Notes (the "Indenture"). The conversion rate of the 2024 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2024 Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. As of December 31, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of common stock.
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
On May 29 and May 31, 2019, we also entered into privately negotiated warrant transactions (collectively, the “2024 Warrant Transactions” and, together with the 2024 Note Hedge Transactions, the “2024 Call Spread Transactions”), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock at an initial strike price of $109.43 per share, subject to adjustment. As consideration for the 2024 Warrant Transactions, we received aggregate proceeds of $47.6 million. The net cost of the 2024 Call Spread Transactions was $24.4 million.
The net proceeds from the issuance of the 2024 Notes, after deducting fees and offering expenses, were used for the following: (i) $232.7 million was used to repurchase $221.1 million in aggregate principal amount of the 2020 Notes (as defined below) in privately negotiated transactions concurrently with the offering of the 2024 Notes, (ii) $19.6 million was used to repurchase shares of common stock at $62.53 per share, the closing price of the stock on May 29, 2019; and (iii) $24.4 million, in addition to the proceeds from the 2024 Warrant Transactions discussed above, was used to fund the cost of the 2024 Call Spread Transactions.
Accounting Treatment of the 2024 Notes and Related Convertible Note Hedge and Warrant Transactions
The 2024 Call Spread Transactions were classified as equity. The Company bifurcated the proceeds from the offering of the 2024 Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $328.0 million and $72.0 million, respectively. The initial $328.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature. The initial $72.0 million ($56.9 million net of tax) equity component represents the difference between the fair value of the initial $328.0 million in debt and the $400.0 million gross proceeds. The related initial debt discount of $72.0 million was being amortized over the life of the 2024 Notes using the effective interest method. An effective interest rate of 6.25% was used to calculate the debt discount on the 2024 Notes. Upon the adoption of ASU 2020-06 on January 1, 2021, we reclassified the unamortized debt discount from equity to Long-term debt. Refer to Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance" for further information regarding this adoption.
In connection with the above-noted transactions, the Company incurred approximately $8.4 million of directly related costs. The initial purchasers' transaction fees and related offering expenses were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $6.4 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $1.9 million of costs ($1.7 million net of tax) allocated to the equity component were recorded as a reduction of equity.
2020 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
During second quarter 2019, the Company used $232.7 million from the offering of the 2024 Notes to repurchase $221.1 million in aggregate principal amount of the 1.50% Senior Convertible Notes due 2020 (the "2020 Notes") in privately negotiated transactions concurrently with the offering of the 2024 Notes. As a result of the partial repurchase of the 2020 Notes, $94.9 million in aggregate principal amount of the 2020 Notes remained outstanding as of December 31, 2019. On March 1, 2020, the maturity date of the 2020 Notes, the Company repaid in full the remaining $94.9 million of outstanding principal.

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
The following table presents the amount of interest cost recognized for the years ended December 31, 2021, 2020 and 2019 related to the contractual interest coupon, accretion of the debt discount and the amortization of financing costs (in thousands):

	For the Year Ended December 31,
	2021	2020			2019
	2024 Notes	2024 Notes	2020 Notes	Total	2024 Notes	2020 Notes	Total
Contractual coupon interest	$8,000	$8,000	$237	$8,237	$4,600	$2,824	$7,424
Accretion of debt discount (a)	—	13,157	669	$13,826	7,322	7,743	$15,065
Amortization of financing costs	1,627	1,176	70	1,246	654	821	$1,475
Total	$9,627	$22,333	$976	$23,309	$12,576	$11,388	$23,964
_____________
a.    Due to the adoption of ASU 2020-06 on January 1, 2021, the unamortized interest discount was reclassified back to the carrying value of the 2024 Notes. Refer to Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", for further information regarding this adoption.
Madison Arrangement
In conjunction with the Technicolor Patent Acquisition, we assumed Technicolor’s rights and obligations under the Madison Arrangement, which commenced in 2015. The Madison Arrangement falls under the scope of ASC 808, Collaborative Arrangements.
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
We were deemed to be the principal in this collaborative arrangement under ASC 808, and, as such, in accordance with ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations, we record revenues generated on sales to third parties and costs incurred on a gross basis in the consolidated statements of income. Therefore, we recognize all royalties from customers as revenue and payments to Sony for its royalty share as operating expenses within the consolidated statements of income. Cost reimbursements for expenses incurred resulting from fulfilling the duties of the licensing agent are recorded as contra expenses. During the years ended December 31, 2021, 2020, and 2019, gross revenues recorded related to the Madison Arrangement were $26.1 million, $5.5 million, and $13.5 million, respectively, and are reflected within "Patent licensing royalties" in the consolidated statement of income. Net operating expenses related to the Madison Arrangement during the years ended December 31, 2021, 2020, and 2019 were $18.9 million, $8.4 million and $12.0 million, including $11.9 million, $2.5 million, and $6.3 million related to revenue sharing, respectively, and are reflected primarily within "Patent administration and licensing" expenses in the consolidated statement of income.

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of December 31, 2021 is disclosed within Note 6, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities". Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt shall be amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest expense” in the consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the years ended December 31, 2021, 2020 and 2019, we recognized $2.9 million, $3.1 million, and $2.7 million, respectively, of interest expense related to this debt which is included within “Interest expense” in the consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. As of December 31, 2021 and 2020, the Company had $5.9 million and $3.1 million, respectively, of restricted cash included within the consolidated balance sheet attributable to the Madison Arrangement. Refer to Note 5, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities", for a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets.
Technicolor Contingent Consideration
As part of the Technicolor Acquisitions, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability, which is accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of December 31, 2021 and 2020, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
10.    COMMITMENTS
Minimum future payments for accounts payable and other purchase commitments, excluding long-term operating leases for office space, as of December 31, 2021 were as follows (in thousands):

2022	$12,700
2023	33
2024	25
2025	—
2026	—
Thereafter	—

Refer to Note 9, "Obligations," for details of the Company's long-term debt obligations and the revenue-sharing arrangement with Technicolor resulting from the Technicolor Patent Acquisition and the R&I Acquisition. Refer to Note 16, "Leases," for maturities of the Company's operating lease liabilities as of December 31, 2021.
Defined Benefit Plans
In connection with the Technicolor Patent Acquisition and the R&I Acquisition, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels. As part of the Company's announced restructuring plan, as discussed below in Note 20, "Restructuring Activities", the number of employees under the Company's plan was significantly reduced. The Company revalued the projected benefit obligation and recognized a $2.3 million gain on curtailment during 2021, which was included within "Other income, net" in the consolidated statement of income.
As of December 31, 2021 and 2020, the combined accumulated projected benefit obligation related to these plans totaled $4.8 million and $7.6 million, respectively. Service cost and interest cost for the combined plans totaled $0.4 million, $0.6 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average discount rate and assumed salary increase rate for these plans were 0.7% and 3.0%, respectively. These plans are not required to be funded and were not funded as of December 31, 2021.
Expected future benefit payments under these plans as of December 31, 2021 were as follows (in thousands):

2022	$200
2023	225
2024	73
2025	110
2026	138
2027-2031	2,266
11.    LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS
Lenovo
UK Proceeding
On August 27, 2019, the Company and certain of its subsidiaries filed a claim in the UK High Court against Lenovo Group Limited and certain of its subsidiaries. The claim, as amended, alleges infringement of five of the Company's patents relating to 3G and/or 4G/LTE standards: European Patent (U.K.) Nos. 2,363,008; 2,421,318; 2,485,558; 2,557,714; and 3,355,537. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
The UK High Court held case management conferences on October 6, 2020 and December 16, 2020, a disclosure hearing on January 19, 2021 and pre-trial review hearings for the first trial on January 28, 2021 and February 8, 2021. At those hearings, the UK High Court entered a schedule for the technical and non-technical FRAND proceedings. Two technical trials were scheduled for March 2021 and June 2021, and the non-technical FRAND trial was scheduled for January 2022. There are three additional technical trials scheduled for the remaining patents following the FRAND trial. The first and second technical trials were completed, and on July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid. The Company plans on appealing the second technical trial decision. The FRAND trial commenced on January 11, 2022 concluded on February 11, 2022.

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
On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021 construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding. Trial for the consolidated proceedings is scheduled for March 6, 2023.
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
On March 24, 2021, the Delaware District Court ruled on the Company’s motion to dismiss. The Delaware District Court dismissed the Sherman Act Section 1 claim without prejudice, denied the motion to dismiss the Sherman Act Section 2 claim, and consolidated the Section 2 and breach of contract claims with Company’s Delaware patent proceeding discussed above.
China Proceedings
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (Beijing IP Court) seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. On November 15, 2021, the Beijing IP Court denied the jurisdictional challenge, and the Company filed an appeal with the Supreme People’s Court of the People’s Republic of China (SPC) on December 14, 2021. The appeal remains pending.
On November 26, 2021, the Company was informed that Lenovo had purportedly filed an additional complaint against the Company in the Wuhan Intermediate People’s Court seeking a determination of a global FRAND royalty rate for the period from 2024 to 2029 for the Company’s 3G, 4G, and 5G SEPs. The Company has not yet been served with this complaint.

Oppo, OnePlus and realme
UK Proceeding
On December 20, 2021, the Company filed a patent infringement claim in the UK High Court against Guangdong Oppo Mobile Telecommunications Corp., Ltd. (“Oppo”) and certain of its affiliates, OnePlus Technology (Shenzhen) Co., Ltd. (“OnePlus”) and certain of its affiliates, and realme Mobile Telecommunications (Shenzhen) Co., Ltd. (“realme”) and certain of its affiliates, alleging infringement of European Patent (UK) Nos. 2,127,420; 2,421,318; 2,485,558; and 3,355,537 relating to cellular 3G, 4G/LTE or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
India Proceeding
On December 20, 2021 and December 22, 2021, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court in New Delhi, India against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme Mobile Telecommunication (India) Private Limited, alleging infringement of Indian Patent Nos. 262910, 295912, 313036, 320182, 319673, 242248, 299448, and 308108 relating to cellular 3G, 4G/LTE, and/or 5G, and HEVC standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
Germany Proceeding
On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich District Court and one in the Mannheim District Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent (DE) Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The first hearing is scheduled for November 17, 2022, before the Munich District Court.
China Proceeding
On January 19, 2022, the Company was informed that Oppo had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court seeking a determination of a global FRAND royalty rate for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs. The Company has not yet been served with this complaint.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2021.
12.    COMPENSATION PLANS AND PROGRAMS
Compensation Programs
We use a variety of compensation programs to attract, retain and motivate our employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, and long-term incentives in the form of stock option awards, time-based RSU awards, performance-based RSU awards and cash awards.
Our long-term incentives typically include annual time-based RSU grants or cash awards with a three-year vesting period, as well as annual performance-based RSU grants or cash awards with a three to five-year performance period; as a result, in any one year, we are typically accounting for at least three active cycles. Additionally, from time to time, executive officers are awarded long term incentives or new hire grants that may include time-based RSUs, performance-based RSUs or options. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs. However, our Board of Directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future.

Equity Incentive Plans
On June 14, 2017, our shareholders adopted and approved the 2017 Equity Incentive Plan (the "2017 Plan"), under which officers, employees, non-employee directors and consultants can receive share-based awards such as RSUs, restricted stock and stock options as well as other stock or cash awards. The plan was amended in order to reserve an additional 1.8 million shares of our common stock for issuance under the 2017 Plan. Such amendment was adopted and approved by our shareholders on June 2, 2021.
From June 2009 through June 14, 2017, we granted equity awards pursuant to our 2009 Stock Incentive Plan (the “2009 Plan," and, together with the 2017 Plan, the "Equity Plans"), which was adopted and approved by our shareholders on June 4, 2009, and the material terms of which were re-approved on June 12, 2014. Upon the adoption of the 2017 Plan, the 2009 Plan was terminated and all shares remaining available for grant under the 2009 Plan were canceled. The number of shares available for issuance under the 2017 Plan, as amended, is equal to 4.2 million shares plus any shares subject to awards granted under the 2009 Plan that, on or after June 14, 2017, expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by us.
RSUs and Restricted Stock
We may issue RSUs to officers, employees, non-employee directors and consultants. Any cancellations of unvested RSUs granted under the Equity Plans will increase the number of shares remaining available for grant under the 2017 Plan. Time-based RSUs vest over periods generally ranging from 1 to 3 years from the date of the grant. Performance-based RSUs generally have a vesting period between 3 and 5 years. Milestone performance-based RSUs may vest at any time, upon achievement of the milestone goal, during the performance period, which is typically 5 years.
As of December 31, 2021, we had unrecognized compensation cost related to share-based awards of $16.4 million, at current performance accrual rates. For time-based grants with graded vesting, we expect to amortize the associated unrecognized compensation cost using an accelerated method. For time-based grants that cliff vest, we expect to amortize the associated unrecognized compensation cost as of December 31, 2021, on a straight-line basis generally over the remaining vesting period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Compensation Committee of the Board of Directors. Depending upon performance achievement against these goals, the number of shares that vest can be anywhere from 0 to 3 times the target number of shares.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2020	1,265	$53.53
Granted*	491	68.44
Forfeited	(336)	53.46
Vested	(361)	62.44
Balance at December 31, 2021	1,059	$57.43
* These numbers include fewer than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout.

During 2021, 2020 and 2019, we granted approximately 0.5 million, 0.4 million and 0.3 million RSUs under the Equity Plans, respectively, with weighted-average per share grant date fair values of $68.44, $46.18 and $66.19, respectively, assuming target payout for the performance-based awards. The total vest date fair value of the RSUs that vested in 2021, 2020 and 2019 was $22.6 million, $6.7 million and $12.7 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2021, 2020 and 2019 was $62.44, $65.06 and $58.84, respectively.
Other Equity Grants
We grant equity awards to non-management Board members and may grant equity awards certain consultants.

Stock Options
The 2009 Plan allowed, and the 2017 Plan allows, for the granting of incentive and non-qualified stock options, as well as other securities. The administrator of the Equity Plans, the Compensation Committee of the Board of Directors, determines the number of options to be granted, subject to certain limitations set forth in the 2017 Plan. Since 2013, both incentive and non-qualified stock options have been granted annually as part of our long-term incentive programs, which have generally vested over three years. During the year ended December 31, 2018, performance-based options were granted for the first time. The number of performance-based options which vest, if at all, is anywhere from 0 to 3 times the target number of options subject to the attainment of performance goals measured either during or at the end of the performance period. Performance-based options typically have a vesting period between three and five years. Milestone performance options may vest at any time, upon achievement of the milestone goal, during the performance period, which is typically 5 years.
Under the terms of the Equity Plans, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the Equity Plans are generally exercisable for a period of between 7 to 10 years from the date of grant and may vest on the grant date, another specified date, over a period of time and/or dependent upon the attainment of specified performance goals. We also have approximately 0.1 million options outstanding under a prior stock plan that do not expire.
The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant and which require considerable judgment. Expected volatility was based upon a combination of implied and historic volatilities. The weighted-average grant date fair value per option award granted during the years ended December 31, 2021, 2020 and 2019 was $23.04, $11.46, and $13.68, respectively, based upon the assumptions included in the table below:

	For the Year Ended December 31,
	2021	2020	2019
Expected term (in years)	7.7	6.5	4.5
Expected volatility	35.7%	37.5%	25.8%
Risk-free interest rate	1.3%	0.6%	2.4%
Dividend yield	1.9%	3.1%	2.0%
Information with respect to current year stock option activity is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2020	711	$50.85
Granted*	414	73.15
Forfeited	(360)	63.71
Exercised	(194)	49.70
Balance at December 31, 2021	571	$59.31
* Granted amounts include performance-based option awards at their maximum potential payout.
The weighted average remaining contractual life of our outstanding options was 11.0 years as of December 31, 2021. Options with an indefinite contractual life, which were granted between 1983 and 1986 under a prior stock plan, were assigned an original life in excess of 50 years for purposes of calculating the weighted average remaining contractual life. The majority of these options have an exercise price between $9.00 and $11.63.
The total intrinsic value of our outstanding options as of December 31, 2021 was $7.7 million. Of the 0.6 million outstanding options as of December 31, 2021, 0.3 million were exercisable with a weighted-average exercise price of $47.43. Options exercisable as of December 31, 2021, had total intrinsic value of $7.7 million and a weighted average remaining contractual life of 12.4 years. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $3.6 million, $1.1 million and $0.1 million, respectively. In 2021, we recorded cash received from the exercise of options of $8.0 million. Upon option exercise, we issued new shares of stock.

As of December 31, 2021, we had unrecognized compensation cost on our unvested stock options of $1.3 million, at current performance accrual rates. As of December 31, 2021 and 2020, we had approximately 0.1 million and 0.5 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $3.5 million and $16.9 million, respectively, if they had been fully exercised on those dates.
Defined Contribution Plans
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our 401(k) contribution expense was approximately $1.3 million, $1.1 million and $1.1 million for 2021, 2020 and 2019, respectively. Additionally, the company contributed $3.4 million, $0.2 million and $0.2 million in 2021, 2020 and 2019, respectively, to other defined contribution plans.
Under InterDigital’s Deferred Compensation Plan (“Deferred Plan”), eligible US employees may make tax-deferred contributions that cannot be made under the 401(k) Plan due to Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participants excess compensation pay. From time to time InterDigital makes discretionary company contributions to the Deferred Plan on behalf of a participant. The company contributed $3.0 million to the Deferred Plan in 2021.
13.    TAXES
Our income tax provision (benefit) consists of the following components for 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Current
Federal	$(291)	$(26,092)	$(11,436)
State	797	89	207
Foreign source withholding tax	22,415	26,229	19,850
	22,921	226	8,621
Deferred
Federal	(43,250)	(28,692)	(21,735)
State	792	119	2,457
Foreign source withholding tax	34,905	21,699	21,648
	(7,553)	(6,874)	2,370
Total	$15,368	$(6,648)	$10,991
The deferred tax assets and liabilities were comprised of the following components at December 31, 2021 and 2020 (in thousands):

	2021	2020
	Total	Total
Net operating losses	$143,275	$140,940
Tax credit carryforward	32,692	27,813
Deferred revenue, net	22,875	26,213
Amortization and depreciation	19,810	19,086
Debt amortization	12,659	993
Other employee benefits	10,973	5,857
Stock compensation	4,774	4,082
Lease liability	4,773	5,382
Other	1,521	(1,225)
Right of use asset	(3,763)	(4,684)
	249,589	224,457
Less: valuation allowance	(151,522)	(144,367)
Net deferred tax asset	$98,067	$80,090

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Change in valuation allowance	10.3%	28.5%	23.3%
Non-deductible officers' compensation	8.4%	0.7%	1.2%
Uncertain tax positions	5.5%	(2.7)%	(0.8)%
Non-creditable withholding taxes	4.4%	—%	3.6%
State tax provision (b)	2.6%	0.6%	10.2%
Other permanent differences	1.9%	(1.9)%	1.1%
Other	—%	0.1%	(0.9)%
Stock compensation	(1.2)%	1.1%	(0.6)%
Research and development tax credits	(1.3)%	(1.6)%	(4.5)%
Effect of rates different than statutory	(2.2)%	(2.0)%	(2.8)%
Amended return benefit (a)	(7.7)%	(65.0)%	(8.4)%
Foreign derived intangible income deduction	(14.7)%	—%	—%
Total tax provision (benefit)	27.0%	(21.2)%	42.4%
(a) In 2020, a net discrete benefit of $20.9 million was recorded that primarily relates to the expected amendment of prior year returns to utilize a tax asset generated in the current year. In 2021, when the returns were filed, there was an additional benefit recorded.
(b) In 2019, we determined that we would not be able to utilize our state deferred tax assets for our parent company in Delaware and Pennsylvania, therefore we put a full valuation allowance on these assets.
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. Given the binary nature of our business, at this time we believe it is more likely than not that the majority of our state net operating losses and net operating losses in certain subsidiaries in France, as well as our non-wholly owned subsidiaries in the United States and United Kingdom will not be utilized; therefore we have maintained a near full valuation allowance against our state, French and United Kingdom net operating losses as of December 31, 2021. All other deferred tax assets are fully benefited.
Uncertain Income Tax Positions
As of December 31, 2021, 2020 and 2019, we had $15.7 million, $3.8 million and $4.5 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2021, after finalizing our amended return position we increased the reserve established in 2020 by $12.8 million. We also reversed reserves of $1.1 million previously established on 2017 research and development and manufacturing deduction credits as a result of the lapsing of stature of limitations for that tax year.
During 2020, we established reserves of $1.1 million related to uncertainty arising from our ability to generate the full benefit of the amended returns that utilize the current year tax asset. We also reversed reserves of $1.8 million previously established on 2016 research and development and manufacturing deduction credits as a result of the lapsing of the statute of limitations for that tax year.
During 2019, we established a reserve of $0.3 million related to an additional deduction related to the issuance cost of convertible debt that is recorded through equity.

The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2021 through 2019 (in thousands):

	2021	2020	2019
Balance as of January 1	$3,803	$4,456	$4,352
Tax positions related to current year:
Additions	46	1,062	402
Reductions	—	—	—
Tax positions related to prior years:
Additions	12,831	37	34
Reductions	(4)	—	—
Settlements	—	—	—
Lapses in statues of limitations	(982)	(1,752)	(332)
Balance as of December 31	$15,694	$3,803	$4,456
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
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2021, 2020 and 2019, we paid $21.7 million, $25.9 million and $18.8 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2014 and 2021, we paid approximately $134.6 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
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

14.    NET INCOME PER SHARE
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

	For the Year Ended December 31,
	2021	2020	2019
Net income applicable to common shareholders	$55,295	$44,801	$20,928
Weighted-average shares outstanding:
Basic	30,764	30,776	31,546
Dilutive effect of stock options, RSUs, convertible securities and warrants	489	282	239
Diluted	31,253	31,058	31,785
Earnings Per Share:
Basic	1.80	1.46	0.66
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.03)	(0.02)	—
Diluted	$1.77	$1.44	$0.66
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for the years ended December 31, 2021, 2020 and 2019, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Restricted stock units and stock options	322	146	128
Convertible securities	—	5,143	5,495
Warrants	4,921	5,662	5,495
Total	5,243	10,951	11,118
15.    EQUITY TRANSACTIONS
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “2014 Repurchase Program”). Subsequently our Board of Directors authorized four $100 million increases to the program, respectively, bringing the total amount of the 2014 Repurchase Program to $700 million. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.

The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the 2014 Repurchase Program (in thousands). As of December 31, 2021, there was approximately $41.5 million remaining under the share repurchase authorization.

	2014 Repurchase Program
	# of Shares	Value
2021	458	$30,000
2020	6	349
2019	2,962	196,269
2018	1,478	110,505
2017	107	7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	11,705	$658,536
Dividends
Cash dividends on outstanding common stock declared in 2021 and 2020 were as follows (in thousands, except per share data):

2021	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$10,766	$10,766
Second quarter	0.35	10,794	21,560
Third quarter	0.35	10,740	32,300
Fourth quarter	0.35	10,741	43,041
	$1.40	$43,041

2020
First quarter	$0.35	$10,762	$10,762
Second quarter	0.35	10,781	21,543
Third quarter	0.35	10,782	32,325
Fourth quarter	0.35	10,786	43,111
	$1.40	$43,111
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
16. LEASES
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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and, as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available on the lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2021 and 2020 (in thousands):

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Assets
Operating lease receivable - current	Prepaid and other current assets	$51	$817
Operating lease right-of-use assets, net	Other non-current assets, net	17,851	22,456
Total Lease Assets		$17,902	$23,273

Liabilities
Operating lease liabilities - Current	Other accrued expenses	$3,844	$3,170
Operating lease liabilities - Noncurrent	Other long-term liabilities	17,780	23,043
Total Lease Liabilities		$21,624	$26,213
The components of lease costs which were included within operating expenses in our consolidated statement of income were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Operating lease cost	$5,188	$5,442	$4,776
Short-term lease cost	442	726	925
Variable lease cost	1,625	1,764	1,502
For the years ended December 31, 2021 and 2020, sublease income was insignificant. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2021 and 2020 was $4.0 million and $4.9 million, respectively, and was included in net cash provided by operating activities in our consolidated statement of cash flows. As of December 31, 2021, the weighted average remaining operating lease term was 6.2 years and the weighted average discount rate used to determine the operating lease liabilities was 5.4%. As of December 31, 2021, there have been no leases entered into that have not yet commenced.
The maturities of our operating lease liabilities as of December 31, 2021, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities
2022	$4,843
2023	4,333
2024	4,125
2025	3,270
2026	2,996
Thereafter	5,827
Total lease payments	$25,394
Less: Imputed interest	(3,821)
Present value of lease liabilities	$21,573

17.    OTHER INCOME, NET
The amounts included in "Other income, net" in the consolidated statements of income for the year ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Interest and investment income	$1,690	$5,661	$13,458
Gain on asset acquisition and sale of business	—	—	22,690
Loss on extinguishment of long-term debt	—	—	(5,488)
Other	9,885	11,263	(1,598)
Other income, net	$11,575	$16,924	$29,062
The decrease in interest and investment income during 2021 and 2020 was primarily due to reduced rates of return on our short-term investments. Refer to Note 9, "Obligations," for further information on the $5.5 million loss on extinguishment of long-term debt recognized during the year ended December 31, 2019.
Gain on asset acquisition and sale of business
On May 31, 2019, we completed the acquisition of the Research & Innovation unit of Technicolor SA ("Technicolor"), which we refer to as the R&I Acquisition. The R&I Acquisition unit met the definition of an asset acquisition and was accounted for using the cost accumulation and allocation model. The R&I Acquisition resulted in a net gain of approximately $14.2 million, inclusive of the $20.5 million gain from the derecognition of a contingent consideration liability, all of which is included within “Other income, net” in the consolidated statement of income for the year ended December 31, 2019.
On July 19, 2019, we completed the sale of Hillcrest's product business to a subsidiary of CEVA, Inc. In connection with the sale, we received proceeds of $10.0 million and we retained substantially all of the Hillcrest patent assets that we acquired in 2016. As a result of this transaction, we recorded an $8.5 million gain on sale which is included within "Other income, net" in the consolidated statements of income for the year ended December 31, 2019.
Other
Other included a $3.0 million foreign currency translation loss in 2021, compared to $4.6 million and $4.2 million of gains in 2020 and 2019, respectively, arising from euro translation of our foreign subsidiaries. Additionally, in 2021 we recognized a $1.9 million gain on a contract termination and a $2.3 million gain on the curtailment of our defined benefit plan, as discussed further in Note 10, "Commitments". Lastly, during 2021 and 2020 we recognized $7.6 million and $5.6 million of gains, respectively, and in 2019 a loss of $2.6 million resulting from observable price changes of our long-term strategic investments. All of these items are included in the "Other" caption in the table above.
18.    VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of December 31, 2021, the combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet were $27.1 million and $2.5 million, respectively. Assets included $5.1 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid assets, and $18.0 million of patents, net. As of December 31, 2020, the combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet were $62.0 million and $5.8 million, respectively. Assets included $24.5 million of cash and cash equivalents, $2.3 million of accounts receivable, and $35.2 million of patents, net.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant. For the years ended December 31, 2021, 2020 and 2019, we have allocated approximately $2.3 million, $1.1 million, and $1.5 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties. During second quarter 2021, Chordant began the process of ceasing operations.

Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2021 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless.  For the years ended December 31, 2021, 2020 and 2019, we have allocated approximately $10.8 million, $5.7 million and $4.5 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties.
During 2021, we recognized a $13.2 million impairment on the patents within the Convida portfolio, resulting from our restructuring activities as described in Note 20, "Restructuring Activities", which is included within “Restructuring activities” expenses in the consolidated statement of income. The patents held for sale are recorded at fair value on December 31, 2021 and are included within "Prepaid and other current assets" in the consolidated balance sheet.
Signal Trust for Wireless Innovation
During 2013, we announced the establishment of the Signal Trust for Wireless Innovation (the “Trust”), the goal of which was to monetize a patent portfolio primarily related to 3G and LTE cellular infrastructure. During fourth quarter 2021, the Trust was fully dissolved and all remaining assets were transferred to us as majority beneficiary.
The Trust was accounted for as a variable interest entity. Based on the terms of the trust agreement, we determined that we were the primary beneficiary for accounting purposes and included the Trust in our consolidated financial statements up to the date of dissolution. We recorded a $2.4 million charge within the "Patent administration and licensing" line of our consolidated statements of income in 2020 associated with the wind down of the Trust.
19.    OTHER ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of December 31, 2021 and 2020 were as follows (in thousands):

		As Reported	As Revised (a)
	December 31, 2021	December 31, 2020	December 31, 2020
Tax receivables	$57,127	$69,592	$45,262
Prepaid assets	11,340	10,899	10,899
Patents held for sale	4,000	—	—
Other current assets	5,078	3,733	3,733
Total Prepaid and other current assets	$77,545	$84,224	$59,894
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of December 31, 2021 and 2020 were as follows (in thousands):

		As Reported	As Revised (a)
	December 31, 2021	December 31, 2020	December 31, 2020
Tax receivables	$30,026	$—	$24,330
Goodwill	22,421	22,421	22,421
Right-of-use assets	17,851	22,456	22,456
Long-term investments	21,280	15,489	15,489
Other non-current assets	10,923	13,677	13,677
Total Other non-current assets, net	$102,501	$74,043	$98,373
____________________________
(a)As discussed in Note 1, we revised our prior period presentation of "Prepaid and other current assets" and "Other non-current assets, net". This column represents the effect of the revision on the consolidated balance sheet.

20.    RESTRUCTURING ACTIVITIES
During second quarter 2021, the Company began the process of a strategic review and undertook certain actions in order to increase focus on core technologies and markets.
On June 10, 2021, the Company announced that, as a result of a strategic review of its research and innovation priorities, it commenced the process of a collective economic layoff in which it proposed a reduction in force of 66 positions in its research and innovation unit, 60 of whom are based in France. The Company launched an information-consultation process with respect to the contemplated reorganization with the works council of certain of its French subsidiaries, as required by French law. On September 28, 2021, the Company finalized an agreement with the representative trade unions of certain of its French subsidiaries to commence the reorganization of the research and innovation unit located in France as part of the reduction in force. This agreement was validated by the Regional Director of Economy, Employment, Labor and Solidarity on October 25, 2021. The majority of termination notices were issued in fourth quarter 2021. This action resulted in a reduction of employees under the benefit plans, and as a result the Company recognized a $2.3 million curtailment gain during 2021. This curtailment gain was included within "Other income, net" in the consolidated statement of income.
During June 2021, Chordant began the process of ceasing operations. The Company implemented a reduction in workforce action in second quarter 2021, consisting of 18 employees.
Additionally, in June 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patents. The proceeds from the sale of these patents will contribute to funding Convida's operations. These assets were evaluated as a separate asset group and reclassified as assets held for sale. Upon the reclassification, the patents to be sold are recorded at fair value, which resulted in the Company recognizing a $13.2 million impairment in 2021. We determined the fair value based upon evaluation of market conditions. The patents held for sale are included within "Prepaid and other current assets" in the consolidated balance sheet.
In October 2021, we expanded our restructuring efforts to include general and administrative functions largely centered in the U.S., which will result in a further reduction in force of approximately 8% of total headcount as well as cuts to our non-labor expenses. These employees were provided notification of termination during fourth quarter 2021.
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
The restructuring charges associated with the above activities totaling $27.9 million in 2021 are presented net of any reimbursement arrangements and include $1.7 million of outside services and other associated costs related to non-recurring consultant and legal fees. We expect additional charges to be recorded in 2022.
As of December 31, 2021, the Company's restructuring liability was $18.3 million, of which $12.5 million was included in "Other accrued expenses" and $5.8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of December 31, 2020	$—
Accrual	24,286
Cash payments	(5,212)
Other	$(793)
Balance as of December 31, 2021	$18,281

The restructuring expenses included in "Restructuring activities" in the consolidated statements of income for the year December 31, 2021 were as follows (in thousands):

For the Year Ended December 31, 2021
Patent impairment	$13,228
Severance and other benefits	22,616
Outside services and other associated costs	1,671
Reimbursement arrangements	(9,638)
Total	$27,877
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION.
None.
Item 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2022 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").
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
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to the information following the captions "Fees of Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy for Audit and Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement.

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
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2021 valuation allowance for deferred tax assets	$144,367	$7,155		$—	$151,522
2020 valuation allowance for deferred tax assets	$133,797	$10,570	(a)	$—	$144,367
2019 valuation allowance for deferred tax assets	$125,158	$8,639	(a)	$—	$133,797
2021 reserve for uncollectible accounts	$—	$322		$—	$322
2020 reserve for uncollectible accounts	$537	$(537)	(b)	$—	$—
2019 reserve for uncollectible accounts	$693	$(156)	(b)	$—	$537

(a)The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and deferred tax assets for certain subsidiaries in France as well as a non-wholly owned subsidiary in the United States and the United Kingdom.
(b)The decrease relates to the write-off of a previously recorded reserve during 2019.
(3)Exhibits.
See Item 15(b) below.
(b)

Exhibit Number	Exhibit Description
*3.1	Amended and Restated Articles of Incorporation of InterDigital, Inc. ("InterDigital") (Exhibit 3.1 to InterDigital's Current Report on Form 8-K filed on June 7, 2011).
*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K filed on January 30, 2015).
*4.1	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Quarterly Report on Form 10-Q filed on April 28, 2011).
*4.2	Description of InterDigital's Securities (Exhibit 4.2 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2020).
*4.3	Indenture, dated June 3, 2019, between InterDigital and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Current Report on Form 8-K filed on May 29, 2019).
*4.4	Form of 2.00% Senior Convertible Note due 2024 (included in Exhibit 4.1 to InterDigital's Current Report on Form 8-K filed on May 29, 2019).
Benefit Plans
†*10.1	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991).
†*10.2	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital's Quarterly Report on Form 10-Q filed on August 14, 2000).

†*10.3	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.4	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed on June 4, 2009 (File No. 333-159743)).
†*10.5	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q filed on July 26, 2013).
†*10.5	2015 Amendment to 2009 Stock Incentive Plan, effective as of June 11, 2015 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q filed on July 30, 2015).
†*10.7	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (Exhibit 10.5 to InterDigital's Current Report on Form 8-K filed on January 28, 2013).
†*10.8	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Time-Based Restricted Stock Units (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q filed on April 29, 2015).
†*10.9
2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Performance-Based Restricted Stock Units (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q filed on April 29, 2015).

†*10.10	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (Exhibit 10.5 to InterDigital's Quarterly Report on Form 10-Q filed on April 29, 2015).
†*10.11	2009 Stock Incentive Plan, Term Sheet for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q filed on July 26, 2013).
†*10.12	2009 Stock Incentive Plan, Standard Terms and Conditions for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.4 to InterDigital's Quarterly Report on Form 10-Q filed on July 26, 2013).
†*10.13	2017 Equity Incentive Plan (Exhibit 10.1 to InterDigital's Registration Statement on Form S-8 filed on June 15, 2017 (File No. 333-218755)).
†*10.14	2017 Equity Incentive Plan, Form of Agreement for Time-Based Restricted Stock Unit Awards (Exhibit 10.2 to InterDigital's Current Report on Form 8-K filed on June 16, 2017).
†*10.15	2017 Equity Incentive Plan, Form of Agreement for Performance-Based Restricted Stock Unit Awards (Exhibit 10.3 to InterDigital's Current Report on Form 8-K filed on June 16, 2017).
†*10.16	2017 Equity Incentive Plan, Form of Agreement for Option Awards (Exhibit 10.4 to InterDigital's Current Report on Form 8-K filed on June 16, 2017).
†*10.17
2017 Equity Incentive Plan, Form of Agreement for Restricted Stock Unit Awards to Non-Employee Directors (Exhibit 10.18 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2017).

†*10.18	Compensation Program for Non-Management Directors (as amended March 2017) (Exhibit 10.1 to InterDigital's Current Report on Form 8-K filed on April 3, 2017).
†*10.19	Compensation Program for Non-Management Directors (as amended June 2019) (Exhibit 10.20 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2019).
†*10.20	Deferred Compensation Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K filed on June 18, 2013).
†*10.21	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Restricted Stock Unit Awards (Exhibit 10.1 to InterDigital, Inc.'s Current Report on Form 8-K filed on July 9, 2018).
†*10.22	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Stock Option Awards (Exhibit 10.2 to InterDigital, Inc.'s Current Report on Form 8-K filed on July 9, 2018).
†*10.23
2017 Equity Incentive Plan, Form of Agreement for Time-Based Restricted Stock Unit Awards (revised October 2018) (Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).

†*10.24
2017 Equity Incentive Plan, Form of Agreement for Performance-Based Restricted Stock Unit Awards (revised October 2018) (Exhibit 10.4 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).

†*10.25	2017 Equity Incentive Plan, Form of Agreement for Stock Option Awards (revised October 2018) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).
†*10.26	InterDigital Inc. Executive Severance and Change in Control Policy (Exhibit 10.6 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).
Employment-Related Agreements
†10.27	Form of Indemnity Agreement between InterDigital and certain of its directors and executive officers.
†#10.28	Executive Agreement between InterDigital International, LLC and Eeva Hakoranta, dated June 2, 2020.
†*10.29	Offer Letter Between InterDigital and Liren Chen dated March 13, 2021 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q filed on May 6, 2021).
†*10.30
Retirement & Transition Agreement and Release, dated March 16, 2021, by and between InterDigital and William J. Merritt, (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q filed on May 6, 2021).

†10.31	Retirement & Transition Agreement and Release, dated October 19, 2021, by and between InterDigital and Richard L. Gulino.
Other Material Contracts
*10.32	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K filed on June 3, 2019).
*10.33	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital's Current Report on Form 8-K filed on June 3, 2019).
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. +
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

Item 16.        FORM 10-K SUMMARY.

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                INTERDIGITAL, INC.

Date: February 17, 2022	By:	/s/ Liren Chen
Liren Chen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2022	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 17, 2022	/s/ Joan H. Gillman
Joan H. Gillman, Director

Date: February 17, 2022	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 17, 2022	/s/ Pierre-Yves Lesaicherre
Pierre-Yves Lesaicherre, Director

Date: February 17, 2022	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 17, 2022	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 17, 2022	/s/ Liren Chen
Liren Chen, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2022	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)