Form 10-Q
period 2022-03-31
InterDigital, Inc.
filed 2022-05-05
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	30,870,021
Title of Class	Outstanding at May 3, 2022

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$783,016	$706,282
Short-term investments	116,204	235,345
Accounts receivable, less allowances of $322 and $322	23,638	31,113
Prepaid and other current assets	78,355	77,545
Total current assets	1,001,213	1,050,285
PROPERTY AND EQUIPMENT, NET	12,315	13,377
PATENTS, NET	382,286	363,585
DEFERRED TAX ASSETS	95,998	98,408
OTHER NON-CURRENT ASSETS, NET	104,215	102,501
Total non-current assets	594,814	577,871
TOTAL ASSETS	$1,596,027	$1,628,156
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,013	$7,155
Accrued compensation and related expenses	20,754	32,638
Deferred revenue	238,626	291,673
Dividends payable	10,803	10,741
Other accrued expenses	32,416	29,354
Total current liabilities	308,612	371,561
LONG-TERM DEBT	424,100	422,745
LONG-TERM DEFERRED REVENUE	51,869	19,463
OTHER LONG-TERM LIABILITIES	50,780	61,470
TOTAL LIABILITIES	835,361	875,239
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,883 and 71,720 shares issued and 30,852 and 30,689 shares outstanding	718	717
Additional paid-in capital	715,342	713,599
Retained earnings	1,448,138	1,441,105
Accumulated other comprehensive loss	(881)	(571)
	2,163,317	2,154,850
Treasury stock, 41,031 and 41,031 shares of common stock held at cost	1,409,611	1,409,611
Total InterDigital, Inc. shareholders’ equity	753,706	745,239
Noncontrolling interest	6,960	7,678
Total equity	760,666	752,917
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,596,027	$1,628,156
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
REVENUES:
Patent licensing royalties	$101,079	$80,173
Technology solutions	239	2,190
Total Revenue	101,318	82,363

OPERATING EXPENSES:
Patent administration and licensing	42,095	36,574
Development	17,612	22,583
Selling, general and administrative	10,884	11,217
Restructuring activities	542	—
Total Operating expenses	71,133	70,374

Income from operations	30,185	11,989

INTEREST EXPENSE	(5,515)	(6,990)
OTHER (EXPENSE) INCOME, NET	(1,005)	724
Income before income taxes	23,665	5,723
INCOME TAX PROVISION	(5,961)	(1,765)
NET INCOME	$17,704	$3,958
Net loss attributable to noncontrolling interest	(290)	(1,613)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$17,994	$5,571
NET INCOME PER COMMON SHARE — BASIC	$0.59	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,703	30,836
NET INCOME PER COMMON SHARE — DILUTED	$0.58	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	31,275	31,195

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$17,704	$3,958
Unrealized loss on investments, net of tax	(310)	(70)
Comprehensive income	$17,394	$3,888
Comprehensive loss attributable to noncontrolling interest	(290)	(1,613)
Total comprehensive income attributable to InterDigital, Inc.	$17,684	$5,501
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment to Retained Earnings related to adoption of ASU 2020-06	—	—	(55,349)	15,587	—	—	—	—	(39,762)
Net income attributable to InterDigital, Inc.	—	—	—	5,571	—	—	—	—	5,571
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,613)	(1,613)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,109)	(1,109)
Net change in unrealized loss on short-term investments	—	—	—	—	(70)	—	—	—	(70)
Dividends declared ($0.35 per share)	—	—	210	(10,976)	—	—	—	—	(10,766)
Exercise of common stock options	32	—	737	—	—	—	—	—	737
Issuance of common stock, net	55	—	(2,962)	—	—	—	—	—	(2,962)
Amortization of unearned compensation	—	—	2,153	—	—	—	—	—	2,153
Repurchase of common stock	—	—	—	—	—	91	(5,750)	—	(5,750)
BALANCE, MARCH 31, 2021	71,476	$714	$683,270	$1,424,151	$(254)	40,664	$(1,385,361)	$20,475	$742,995

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	17,994	—	—	—	—	17,994
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(290)	(290)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Noncontrolling interest contribution	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(310)	—	—	—	(310)
Dividends declared ($0.35 per share)	—	—	158	(10,961)	—	—	—	—	(10,803)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	139	1	(5,027)	—	—	—	—	—	(5,026)
Amortization of unearned compensation	—	—	5,386	—	—	—	—	—	5,386
BALANCE, MARCH 31, 2022	71,883	$718	$715,342	$1,448,138	$(881)	41,031	$(1,409,611)	$6,960	$760,666
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,704	$3,958
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,282	19,861
Non-cash interest expense, net	1,498	1,819
Change in deferred revenue	(50,741)	(23,429)
Deferred income taxes	2,492	(1,817)
Share-based compensation	5,386	2,153
Decrease (Increase) in assets
Receivables	7,475	3,507
Deferred charges and other assets	(2,772)	631
Increase (Decrease) increase in liabilities:
Accounts payable	420	(291)
Accrued compensation and other expenses	(18,716)	(16,234)
Net cash used in operating activities	(17,972)	(9,842)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(2,139)	(173,120)
Sales of short-term investments	119,950	137,174
Purchases of property and equipment	(337)	(387)
Capitalized patent costs	(9,872)	(9,602)
Long-term investments	—	(1,091)
Net cash provided by (used in) investing activities	107,602	(47,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	1,226	737
Repurchase of common stock	—	(5,750)
Non-controlling interest contribution	1,500	—
Non-controlling interest distribution	—	(1,109)
Taxes withheld upon restricted stock unit vestings	(5,026)	(2,962)
Dividends paid	(10,741)	(10,786)
Net cash used in financing activities	(13,041)	(19,870)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	76,589	(76,738)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	713,224	477,663
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$789,813	$400,925
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2022, the results of our operations for the three months ended March 31, 2022 and 2021 and our cash flows for the three months ended March 31, 2022 and 2021. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022. Definitions of capitalized terms not defined herein appear within our 2021 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of March 31, 2022.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2021 Form 10-K, except as indicated below in "New Accounting Guidance".
Prior Periods' Financial Statement Revision
As previously disclosed in our 2021 Form 10-K filed with the SEC on February 17, 2022, during the fourth quarter of 2021, we determined that in our first quarter 2021 adoption of ASU 2020-06, Accounting for Convertible Debt, we incorrectly accounted for the adoption by increasing debt and decreasing retained earnings by $50.2 million, which resulted in a $10.4 million understatement of deferred taxes, $65.8 million understatement of retained earnings and $55.4 million overstatement of additional paid-in capital as of March 31, 2021. While we concluded that this error did not result in our previously issued 2021 interim financial statements being materially misstated, we have corrected the misstatement by revising the accompanying Condensed Consolidated Statement of Shareholder’s Equity as of and for the three months ended March 31, 2021. We will prospectively revise our previously issued financial statements as of and for the interim periods ended June 30, 2021 and September 30, 2021 in connection with our second quarter and third quarter 2022 quarterly filings on Form 10-Q. The accompanying annual footnotes have also been adjusted to reflect such correction.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2022	2021
Income taxes paid, including foreign withholding taxes	$3,349	$4,328
Non-cash investing and financing activities:
Dividend payable	10,803	10,766
Non-cash acquisition of patents	30,100	—
Non-cash distribution of patents	1,928	—
Accrued capitalized patent costs and property and equipment	1,562	2,096
Unsettled repurchase of common stock	—	1,994
New Accounting Guidance
Accounting Standards Update: Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options
In May 2021, the FASB issued ASU No. 2021-04. The amendments in this ASU are intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, with early adoption allowed. We adopted this guidance as of January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Increase/(Decrease)
Variable patent royalty revenue	$9,045	$7,096	$1,949	27%
Fixed-fee royalty revenue	89,843	69,296	20,547	30%
Current patent royalties [a]	98,888	76,392	22,496	29%
Non-current patent royalties [b]	2,191	3,781	(1,590)	(42)%
Total patent royalties	101,079	80,173	20,906	26%
Current technology solutions revenue [a]	239	2,190	(1,951)	(89)%
Total revenue	$101,318	$82,363	$18,955	23%

a.    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
During the three months ended March 31, 2022, we recognized $83.8 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2022, we had contract assets of $18.9 million and $7.9 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2021, we had contract assets of $18.9 million and $8.3 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.

Contracted Revenue
Based on contracts signed and committed as of March 31, 2022, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue
Remainder of 2022	$234,529
2023	121,711
2024	73,297
2025	60,920
2026 and thereafter	—
Total Revenue	$490,457
3. INCOME TAXES
In the three months ended March 31, 2022 and 2021, the Company had an effective tax rate of 25.2% and 30.8%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the three months ended March 31, 2022 and 2021 would have been 19.2% and 12.0% respectively. During both the three months ended March 31, 2022 and 2021, the Company recorded a discrete net benefit of $0.3 million primarily related to share-based compensation and changes in uncertain tax positions.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the three months ended March 31, 2022 and 2021, the Company paid approximately $3.2 million and $3.6 million, respectively, in foreign source creditable withholding tax.
4. NET INCOME PER SHARE
Basic Earnings Per Share ("EPS") is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock or resulting from the unvested outstanding restricted stock units ("RSUs"). The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	Three months ended March 31,
	2022	2021
Net income applicable to InterDigital, Inc.	$17,994	$5,571
Weighted-average shares outstanding:
Basic	30,703	30,836
Dilutive effect of stock options, RSUs, convertible securities and warrants	572	359
Diluted	31,275	31,195
Earnings per share:
Basic	$0.59	$0.18
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.01)	—
Diluted	$0.58	$0.18

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

	Three months ended March 31,
	2022	2021
Restricted stock units and stock options	414	120
Warrants	4,921	4,921
Total	5,335	5,041
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
5. LITIGATION AND LEGAL PROCEEDINGS
COURT PROCEEDINGS

Lenovo

UK Proceeding

On August 27, 2019, the Company and certain of its subsidiaries filed a claim in the UK High Court against Lenovo Group Limited and certain of its subsidiaries. The claim, as amended, alleges infringement of five of the Company's patents relating to 3G and/or 4G/LTE standards: European Patent (UK) Nos. 2,363,008; 2,421,318; 2,485,558; 2,557,714; and 3,355,537. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.

The UK High Court held case management conferences on October 6, 2020, and December 16, 2020, a disclosure hearing on January 19, 2021, and pre-trial review hearings for the first trial on January 28, 2021, and February 8, 2021. At those hearings, the UK High Court entered a schedule for the technical and non-technical FRAND proceedings. Two technical trials were scheduled for March 2021 and June 2021, and the non-technical FRAND trial was scheduled for January 2022. There are three additional technical trials scheduled for the remaining patents following the FRAND trial. The first and second technical trials were completed, and on July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo is appealing this decision. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. The Company plans to appeal the second technical trial decision as legally erroneous. The FRAND trial commenced on January 11, 2022 and concluded on February 11, 2022. The third technical trial is scheduled to commence on May 10, 2022, to be completed by May 18, 2022.

District of Delaware Patent Proceeding

On August 28, 2019, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the District of Delaware (the “Delaware District Court”) against Lenovo Holding Company, Inc. and certain of its subsidiaries alleging that Lenovo infringes eight of InterDigital’s U.S. patents-U.S. Patent Nos. 8,085,665; 8,199,726; 8,427,954; 8,619,747; 8,675,612; 8,797,873; 9,203,580; and 9,456,449-by making, using, offering for sale, and/or selling Lenovo wireless devices with 3G and/or 4G LTE capabilities. As relief, InterDigital is seeking: (a) a declaration that InterDigital is not in breach of its relevant FRAND commitments with respect to Lenovo; (b) to the extent Lenovo does not agree to negotiate a worldwide patent license, does not agree to enter into binding international arbitration to set the terms of a FRAND license, and does not agree to be bound by the FRAND terms to be set by the UK High Court in the separately filed UK proceedings described above, an injunction prohibiting Lenovo from continued infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) attorneys’ fees and costs.

On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021, construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding. Trial for the consolidated proceedings is scheduled for March 6, 2023. On April 25, 2022, the parties filed a stipulation to stay only the claims relating to U.S. Patent No. 8,199,726.

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

China Proceedings

On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (the “Beijing IP Court”) seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. On November 15, 2021, the Beijing IP Court denied the jurisdictional challenge, and the Company filed an appeal with the Supreme People’s Court of the People’s Republic of China (SPC) on December 14, 2021. The appeal remains pending.

On November 26, 2021, the Company was informed that Lenovo had purportedly filed an additional complaint against the Company in the Wuhan Intermediate People’s Court (the “Wuhan Court”) seeking a determination of a global FRAND royalty rate for the period from 2024 to 2029 for the Company’s 3G, 4G, and 5G SEPs. On April 16, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Wuhan Court. That application remains pending.

German Proceedings

On March 25, 2022, March 28, 2022, and April 6, 2022, the Company and certain of its subsidiaries filed patent infringement claims in the Munich and Mannheim Regional Courts against Lenovo and certain of its affiliates, alleging infringement of European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684 relating to HEVC standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.

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

On January 19, 2022, Oppo filed a jurisdictional challenge with the UK High Court which is scheduled for a two-day hearing starting October 25, 2022.

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

Germany Proceeding

On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court has schedule hearings for November 17, 2022, and December 14, 2022.

China Proceeding

On January 19, 2022, the Company was informed that Oppo had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court (the “Guangzhou IP Court”) seeking a determination of a global FRAND royalty rate for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs.

OTHER

We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2022.

6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2022, December 31, 2021 and March 31, 2021 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,
	2022	2021	2021
Cash and cash equivalents	$783,016	$706,282	$396,156
Restricted cash included within prepaid and other current assets	5,716	5,861	3,688
Restricted cash included within other non-current assets	1,081	1,081	1,081
Total cash, cash equivalents and restricted cash	$789,813	$713,224	$400,925
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.

Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of March 31, 2022 three licensees comprised 66% and as of December 31, 2021 four licensees comprised 66% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$789,813	$—	$—	$789,813
Commercial paper (b)	—	48,151	—	48,151
U.S. government securities	—	46,591	—	46,591
Corporate bonds, asset backed and other securities	—	21,462	—	21,462
Total	$789,813	$116,204	$—	$906,017

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$705,725	$—	$—	$705,725
Commercial paper(b)	—	158,452	—	158,452
U.S. government securities	—	51,301	—	51,301
Corporate bonds, asset backed and other securities	—	33,091	—	33,091
Total	$705,725	$242,844	$—	$948,569
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of March 31, 2022 and December 31, 2021, $0.0 million and $7.5 million, respectively, of commercial paper was included within cash and cash equivalents.
Non-Recurring Fair Value Measurements
Patents
During second quarter 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patent assets, which were classified as held-for sale. These patents held for sale are recorded at fair value on March 31, 2022 and are included within "Prepaid and other current assets" in the condensed consolidated balance sheet. We determined the fair value based upon evaluation of market conditions.
During fourth quarter 2021, we renewed our multi-year, worldwide, non-exclusive patent license agreement with Sony Corporation of America ("Sony"). A portion of the consideration for the agreement was in the form of patents, which we received in March 2022. We have determined the estimated fair value of the patents for determining the transaction price for revenue recognition purposes, which was estimated to be $30.1 million utilizing the income and market approaches. The value is amortized as a non-cash expense over the patents' estimated useful lives.
Fair Value of Long-Term Debt
2024 Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible long-term debt is a Level 2 fair value measurement.

	March 31, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Convertible Long-Term Debt	$400,000	$396,056	$410,240	$400,000	$395,632	$437,760

Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$28,044	$28,731	$27,113	$28,569
7. OBLIGATIONS
Technicolor Patent Acquisition Long-Term Debt
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor SA ("Technicolor"), a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). In conjunction with the Technicolor Patent Acquisition we assumed Technicolor’s rights and obligations under a joint licensing program with Sony relating to digital televisions and standalone computer display monitors, which commenced in 2015 and is referred to as the "Madison Arrangement." An affiliate of CPPIB Credit Investments Inc. ("CPPIB Credit"), a wholly owned subsidiary of Canada Pension Plan Investment Board, is a third-party investor in the Madison Arrangement. CPPIB Credit has made certain payments to Technicolor and Sony and has agreed to contribute cash to fund certain capital reserve obligations under the arrangement in exchange for a percentage of future revenues, specifically through September 11, 2030 in regard to the Technicolor patents.
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2022 and December 31, 2021 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2022 and 2021, we recognized $0.9 million and $0.8 million, respectively, of interest expense related to this debt. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
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
There have been no material changes regarding the 2024 Notes and 2024 Call Spread Transactions from the disclosures included in Note 9, "Obligations" within the notes to the consolidated financial statements included in Part II, Item 8 of the 2021 Form 10-K.
The following table reflects the carrying value of our convertible notes long-term debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Principal	$400,000	$400,000
Less:
Deferred financing costs	(3,944)	(4,368)
Net carrying amount of the 2024 Notes	$396,056	$395,632
The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three months ended March 31, 2022 and 2021 relating to the contractual interest coupon and the amortization of deferred financing costs of the 2024 Notes (in thousands):

	Three months ended March 31,
	2022	2021
Contractual coupon interest	$2,000	$2,000
Amortization of deferred financing costs	424	398
Total	$2,424	$2,398

Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of March 31, 2022, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.

8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of March 31, 2022, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $20.8 million and $2.3 million, respectively. Assets included $7.3 million of cash and cash equivalents, $4.1 million of accounts receivable and prepaid and other current assets, and $9.4 million of patents, net. As of December 31, 2021, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $27.1 million and $2.5 million, respectively. Assets included $5.1 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid and other current assets, and $18.0 million of patents, net.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. Chordant is a variable interest entity and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant. For the three months ended March 31, 2022 and 2021, we have allocated approximately $0.0 million and $0.1 million, respectively, of Chordant's net loss to noncontrolling interests held by other parties. Chordant ceased operations during 2021.
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2021 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless. For the three months ended March 31, 2022 and 2021, we allocated $0.3 million and $1.5 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.
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
9. OTHER (EXPENSE) INCOME, NET
The amounts included in "Other (expense) income, net" in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest and investment income	$209	$553
Other	(1,214)	171
Other (expense) income, net	$(1,005)	$724
Other (expense) income, net changed $1.7 million primarily due to a $1.9 million gain on a contract termination recognized in first quarter 2021.

10.    OTHER ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Tax receivables	$55,290	$57,127
Prepaid assets	8,662	5,479
Restricted cash	5,716	5,861
Patents held for sale	4,000	4,000
Other current assets	4,687	5,078
Total Prepaid and other current assets	$78,355	$77,545
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Tax receivables	$32,252	$30,026
Goodwill	22,421	22,421
Right-of-use assets	17,009	17,851
Long-term investments	21,280	21,280
Other non-current assets	11,253	10,923
Total Other non-current assets, net	$104,215	$102,501
11.    RESTRUCTURING ACTIVITIES
During second quarter 2021, the Company began the process of a strategic review and undertook certain actions in order to increase focus on core technologies and markets.
On June 10, 2021, the Company announced that, as a result of a strategic review of its research and innovation priorities, it commenced the process of a collective economic layoff in which it proposed a reduction in force of its research and innovation unit. All notices of termination have been issued to the impacted employees.
During 2021, Chordant ceased operations. The Company implemented a reduction in workforce action in second quarter 2021.
Additionally, in June 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patents. The proceeds from the sale of these patents will contribute to funding the non-controlled subsidiary's operations. These assets were evaluated as a separate asset group and reclassified as assets held for sale. We determined the fair value based upon evaluation of market conditions. The patents held for sale are included within "Prepaid and other current assets" in the consolidated balance sheet.
In October 2021, we expanded our restructuring efforts to include general and administrative functions largely centered in the U.S., which resulted in a further reduction in force as well as cuts to our non-labor expenses. These employees were provided notification of termination during fourth quarter 2021.
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
The restructuring charges associated with the above activities totaling $0.5 million and $0.0 million in the three months ended March 31, 2022 and 2021, respectively. We expect additional restructuring charges of $3.0 million to $4.0 million largely related to aligning our facilities with our current needs.

As of March 31, 2022, the Company's restructuring liability was $14.3 million and was included in "Other accrued expenses" on our condensed consolidated balance sheet. As of December 31, 2021, the Company's restructuring liability was $18.3 million, of which $12.5 million was included in "Other accrued expenses" and $5.8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of December 31, 2021	$18,281
Accrual	542
Cash payments	(4,519)
Other	42
Balance as of March 31, 2022	$14,346
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Severance and other benefits	527	—
Outside services and other associated costs	15	—
Total	$542	$—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2021 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
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
Cash & Short-term Investments
As of March 31, 2022, we had $906.0 million of cash, cash equivalents, restricted cash and short-term investments and an additional $198.6 million of cash payments due under contracted fixed price agreements, including $6.1 million recorded in our $23.6 million accounts receivable balance. The remaining accounts receivable is primarily related to variable patent royalty revenue.
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
The following table reconciles the timing differences between cash receipts and recognized revenue during the three months ended March 31, 2022 and 2021, including the resulting operating cash flow (in thousands):

	Three months ended March 31,
Cash vs. Non-cash revenue:	2022	2021
Fixed fee cash receipts (a)	$42,280	$47,312
Other cash receipts (b)	10,115	10,676
Change in deferred revenue	50,741	23,429
Change in receivables	(7,475)	(3,507)
Other	5,657	4,453
Total Revenue	$101,318	$82,363
Net cash used in operating activities	$(17,972)	$(9,842)
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated past patent royalties
(b) Other cash receipts are comprised of cash receipts related to our variable patent royalty revenue, including the associated past patent royalties, current technology solutions revenue, royalties from static agreements, and patent sales.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of March 31, 2022 (in thousands):

Revenue
Remainder of 2022	$225,542
2023	57,331
2024	6,702
2025	920
2026 and thereafter	—
Total Revenue	$290,495
Revenue
First quarter 2022 recurring revenue was $99.1 million, compared to recurring revenue of $78.6 million in first quarter 2021, a 26% year-over-year increase due primarily to previously disclosed new patent license agreements, as well as a new agreement with Sharp signed in first quarter 2022. In first quarter 2022, revenues (in descending order) from Apple, Samsung, Xiaomi, and Huawei each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --First Quarter 2022 Compared to First Quarter 2021" for further discussion of our 2022 revenue.
Restructuring Activities
On June 10, 2021, we announced that, as a result of a strategic review of our research and innovation priorities, we commenced the process of a collective economic layoff in which we proposed a reduction in force of our research and innovation unit. Additionally, in October 2021, we expanded our restructuring efforts to include general and administrative functions largely centered in the U.S. All impacted employees have been provided notification of termination.
During first quarter 2022, we recognized $0.5 million of restructuring expenses including $0.5 million of severance and other benefits which are included within “Restructuring Activities” in the condensed consolidated statement of income.
We expect additional restructuring charges of $3.0 million to $4.0 million largely related to aligning our facilities with our current needs. We expect to see approximately $2.0 million of related, annual cash savings as new leases begin in the second half of this year.
Impact of COVID-19 Pandemic
The COVID-19 pandemic continues to significantly impact the United States and the rest of the world. Though the COVID-19 pandemic and the measures taken to reduce its transmission, such as the imposition of social distancing and orders to work-from-home and shelter-in-place, have altered our business environment and overall working conditions, we continue to believe that our strategic strengths, including talent, our strong balance sheet, stable revenue base, and the strength of our patent portfolio, will allow us to weather a rapidly changing marketplace.
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during first quarter 2022. Fixed-fee royalties accounted for 89% of our recurring revenues in fiscal year 2021. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in first quarter 2022, we did not experience a significant impact on our contracted revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with the majority of our workforce continuing to work remotely or on a hybrid basis. We returned to in-person work as of April 2022 and all of our locations are open. Despite any remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Although we have resumed work-related travel, a portion of our licensing negotiations, investor presentations and participation in standards organizations and industry events virtually. Between March 12, 2020, when we began to work almost entirely remotely, and March 31, 2022, we successfully concluded nineteen new patent license agreements that we estimate will result in revenues exceeding $570.0 million over their respective lives. Our financial position remains strong, we believe we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.

Comparability of Financial Results
When comparing first quarter 2022 financial results against other periods, the following items should be taken into consideration:
•Our first quarter 2022 revenue includes $2.2 million of non-recurring revenue primarily related to a new agreement with Sharp signed in first quarter 2022.
•During first quarter 2022, we recognized $0.5 million of restructuring expenses. These costs resulted from our restructuring activities as described in Note 11, "Restructuring Activities", within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and are included within “Restructuring activities” in the condensed consolidated statement of income.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2021 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2021 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of March 31, 2022, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. From time to time, we may engage in a variety of transactions to augment our liquidity position as our business dictates and to take advantage of favorable interest rate environments or other market conditions, including the incurrence or issuance of debt and the refinancing or restructuring of existing debt. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program, dividend program, and other contractual obligations discussed below in both the short-term over the next twelve months, and the long-term beyond twelve months.
Cash, cash equivalents, restricted cash and short-term investments
As of March 31, 2022 and December 31, 2021, we had the following amounts of cash, cash equivalents, restricted cash and short-term investments (in thousands):

	March 31, 2022	December 31, 2021	Increase / (Decrease)
Cash and cash equivalents	$783,016	$706,282	$76,734
Restricted cash included within prepaid and other current assets	5,716	5,861	(145)
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	116,204	235,345	(119,141)
Total cash, cash equivalents, restricted cash and short-term investments	$906,017	$948,569	$(42,552)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was primarily attributable to cash used in financing activities of $13.0 million, primarily related to dividend payments, cash used in investing activities of $10.2 million, excluding sales and purchases of short-term investments, and cash used in operating activities of $18.0 million. Refer to the sections below for further discussion of these items.

Cash flows used in operating activities
Cash flows used in operating activities in the first quarter 2022 and 2021 (in thousands) were as follows:

	Three months ended March 31,
	2022	2021	Increase / (Decrease)
Net cash used in operating activities	$(17,972)	$(9,842)	$(8,130)
Our cash flows used in operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $8.1 million change in net cash used in operating activities was primarily driven by lower cash receipts, primarily attributable to the timing of cash receipts related existing patent license agreements. The table below sets forth the significant items comprising our cash flows provided by operating activities during the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Increase / (Decrease)
Cash Receipts:
Patent royalties	$52,305	$56,107	$(3,802)
Technology solutions	90	1,881	(1,791)
Total cash receipts	52,395	57,988	(5,593)

Cash Outflows:
Cash operating expenses [a]	46,465	48,360	(1,895)
Income taxes paid [b]	3,349	4,328	(979)
Total cash outflows	49,814	52,688	(2,874)

Other working capital adjustments	(20,553)	(15,142)	(5,411)

Cash flows used in operating activities	$(17,972)	$(9,842)	$(8,130)
______________________________
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by investing activities for the first quarter 2022 was $107.6 million, a $154.6 million change from $47.0 million of net cash used in investing activities in the first quarter 2021. During the first quarter 2022, we sold $117.8 million of short-term marketable securities, net of purchases, and we capitalized $10.2 million of patent costs and property plant and equipment purchases. During the first quarter 2021, we purchased $35.9 million of short-term marketable securities, net of purchases, we capitalized $10.0 million of patent costs and property plant and equipment purchases, and invested $1.1 million in a new strategic investment.
Net cash used in financing activities for the first quarter 2022 was $13.0 million, a change of $6.8 million from $19.9 million for the first quarter 2021. This change was primarily attributable to $5.8 million of repurchases of common stock and a $1.1 million noncontrolling interest distribution during first quarter 2021, partially offset by a $1.5 million noncontrolling interest contribution in first quarter 2022.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2022 was approximately $290.5 million, a net decrease of $20.6 million from December 31, 2021. This decrease in deferred revenue was primarily attributable to timing of cash receipts from our dynamic fixed-fee royalty agreements and amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2022 deferred revenue balance of $290.5 million by $238.6 million over the next twelve months.

Convertible Notes
See Note 7, “Obligations” to the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
Our 2024 Notes, which for purposes of this discussion are also referred to as the "Convertible Notes", are included in the dilutive earnings per share calculation using the if-converted method. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. As of December 31, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of common stock. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($81.29 per share for the 2024 Notes as of March 31, 2022) or above the strike price of the warrants ($109.43 per share for the 2024 Warrant Transactions as of March 31, 2022), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how, based on the $400.0 million aggregate principal amount of the 2024 Notes outstanding as of March 31, 2022, and the approximately 4.9 million warrants related to the 2024 Notes outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2024 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2024 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the 2024 Warrant Transactions, and settlement of the 2024 Note Hedge Transactions:

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

RESULTS OF OPERATIONS
First Quarter 2022 Compared to First Quarter 2021
Revenues
The following table compares first quarter 2022 revenues to first quarter 2021 revenues (in thousands):

	Three months ended March 31,
	2022	2021	Total Increase/(Decrease)
Variable patent royalty revenue	$9,045	$7,096	$1,949	27%
Fixed-fee royalty revenue	89,843	69,296	20,547	30%
Current patent royalties [a]	98,888	76,392	22,496	29%
Non-current patent royalties [b]	2,191	3,781	(1,590)	(42)%
Total patent royalties	101,079	80,173	20,906	26%
Current technology solutions revenue [a]	239	2,190	(1,951)	(89)%
Total revenue	$101,318	$82,363	$18,955	23%
a.    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales.
The increase in both total and recurring revenue was primarily driven by previously disclosed new patent license agreements, as well as a new agreement with Sharp signed in first quarter 2022. These increases were offset by a decrease in technology solutions revenues from a strategic partner, whose contract was terminated in the first half of 2021.
In first quarter 2022 and first quarter 2021, 80% and 71% of our total revenue, respectively, was attributable to licensees that individually accounted for 10% or more of our total revenue. In first quarter 2022 and first quarter 2021, the following licensees accounted for 10% or more of our total revenue:

	Three months ended March 31,
	2022	2021
Customer A	35%	34%
Customer B	19%	24%
Customer C	15%	—%
Customer D	11%	13%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2022 and first quarter 2021 by category (in thousands):

	Three months ended March 31,
	2022	2021	Increase/(Decrease)
Patent administration and licensing	$42,095	$36,574	$5,521	15%
Development	17,612	22,583	(4,971)	(22)%
Selling, general and administrative	10,884	11,217	(333)	(3)%
Restructuring activities	542	—	542	100%
Total operating expenses	$71,133	$70,374	$759	1%

Operating expenses increased to $71.1 million in first quarter 2022 from $70.4 million in first quarter 2021. The $0.8 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Intellectual property enforcement and non-patent litigation	$4,319
Share-based compensation	3,236
Restructuring activities	542
Personnel-related costs	(4,847)
Other	(2,491)
Total increase in operating expenses	$759

The $0.8 million increase in operating expenses was primarily due to $4.3 million of additional intellectual property enforcement costs related to the Lenovo and Oppo litigations, a $3.2 million increase in share-based compensation expense primarily due to impact of licensing success and $0.5 million of additional restructuring costs. These increases were offset by a $4.8 million decrease in personnel-related costs driven by cost savings from the Company's overall restructuring plan.
Patent Administration and Licensing Expense: The $5.5 million increase in patent administration and licensing expense was primarily due to the above noted increased intellectual property enforcement costs and share-based compensation.
Development Expense: Development expense decreased $5.0 million primarily resulting from the decrease in personnel-related costs discussed above and a decrease in consulting costs. These decreases in costs were partially offset by the above noted increase in share-based compensation.
Selling, General and Administrative Expense: Selling, general and administrative expense was relatively flat as compared to first quarter 2021 and consisted of an increase due to the above noted increase in share-based compensation offset by a decrease in consulting costs.
Restructuring Activities: We incurred $0.5 million of restructuring expenses associated with our overall restructuring plan, as described in Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares first quarter 2022 non-operating expense to first quarter 2021 non-operating expense (in thousands):

	Three months ended March 31,
	2022	2021	Increase/(Decrease)
Interest expense	$(5,515)	$(6,990)	$1,475	21%
Interest and investment income	209	553	(344)	(62)%
Other (expense) income, net	(1,214)	171	(1,385)	(810)%
Total non-operating expense	$(6,520)	$(6,266)	$(254)	(4)%
Other (expense) income, net changed $1.4 million primarily due to a non-recurring $1.9 million gain on a contract termination recognized in first quarter 2021.
Income taxes
In first quarter 2022 and 2021, we had an effective tax rate of 25.2% and 30.8%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our first quarter 2022 and 2021 effective tax rate would have been 19.2% and 12.0%, respectively.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include certain information in regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2021 Form 10-K and the risks and uncertainties set forth below:
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
•the failure of the markets for our current or new technologies to materialize to the extent or at the rate that we expect;
•unexpected delays or difficulties related to the development of our technologies;
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
You should carefully consider these factors before making any investment decision with respect to our common stock. These factors, individually or in the aggregate, may cause our actual results to differ materially from our expected and historical results. You should understand that it is not possible to predict or identify all such factors. In addition, you should not place undue reliance on the forward-looking statements contained herein, which are made only as of the date of this Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2021 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2021 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2021 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during first quarter 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2022 - January 31, 2022	—	$—	—	$41,464,736
February 1, 2022 - February 28, 2022	—	$—	—	$41,464,736
March 1, 2022 - March 31, 2022	—	$—	—	$41,464,736
Total	—	$—	—	$41,464,736
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

INTERDIGITAL, INC.

Date: May 5, 2022	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: May 5, 2022	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer