Form 10-Q
period 2022-06-30
InterDigital, Inc.
filed 2022-08-04
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	29,657,244
Title of Class	Outstanding at August 2, 2022

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$833,533	$706,282
Short-term investments	67,076	235,345
Accounts receivable, less allowances of $0 and $322	48,801	31,113
Prepaid and other current assets	86,393	77,545
Total current assets	1,035,803	1,050,285
PROPERTY AND EQUIPMENT, NET	11,261	13,377
PATENTS, NET	371,687	363,585
DEFERRED TAX ASSETS	103,047	98,408
OTHER NON-CURRENT ASSETS, NET	95,697	102,501
Total non-current assets	581,692	577,871
TOTAL ASSETS	$1,617,495	$1,628,156
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,222	$7,155
Accrued compensation and related expenses	20,215	32,638
Deferred revenue	168,461	291,673
Dividends payable	10,380	10,741
Other accrued expenses	24,673	29,354
Total current liabilities	232,951	371,561
LONG-TERM DEBT	604,245	422,745
LONG-TERM DEFERRED REVENUE	45,075	19,463
OTHER LONG-TERM LIABILITIES	49,980	61,470
TOTAL LIABILITIES	932,251	875,239
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,912 and 71,720 shares issued and 29,657 and 30,689 shares outstanding	719	717
Additional paid-in capital	704,370	713,599
Retained earnings	1,458,674	1,441,105
Accumulated other comprehensive loss	(938)	(571)
	2,162,825	2,154,850
Treasury stock, 42,255 and 41,031 shares of common stock held at cost	1,484,056	1,409,611
Total InterDigital, Inc. shareholders’ equity	678,769	745,239
Noncontrolling interest	6,475	7,678
Total equity	685,244	752,917
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,617,495	$1,628,156
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Patent licensing royalties	$123,985	$86,205	$225,064	$166,378
Technology solutions	672	1,530	911	3,720
Total Revenue	124,657	87,735	225,975	170,098

OPERATING EXPENSES:
Patent administration and licensing	45,417	40,970	87,512	77,544
Development	17,086	21,870	34,698	44,453
Selling, general and administrative	9,516	14,799	20,400	26,016
Restructuring activities	2,738	13,245	3,280	13,245
Total Operating expenses	74,757	90,884	145,890	161,258

Income (loss) from operations	49,900	(3,149)	80,085	8,840

INTEREST EXPENSE	(6,272)	(6,666)	(11,787)	(13,656)
OTHER (EXPENSE) INCOME, NET	(15,016)	3,039	(16,021)	3,763
Income (loss) before income taxes	28,612	(6,776)	52,277	(1,053)
INCOME TAX PROVISION	(8,028)	(21)	(13,989)	(1,786)
NET INCOME (LOSS)	$20,584	$(6,797)	$38,288	$(2,839)
Net loss attributable to noncontrolling interest	(485)	(8,415)	(775)	(10,028)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$21,069	$1,618	$39,063	$7,189
NET INCOME PER COMMON SHARE — BASIC	$0.69	$0.05	$1.28	$0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	30,413	30,804	30,557	30,820
NET INCOME PER COMMON SHARE — DILUTED	$0.69	$0.05	$1.26	$0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	30,710	31,189	30,992	31,192

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$20,584	$(6,797)	$38,288	$(2,839)
Unrealized loss on investments, net of tax	(57)	(69)	(367)	(139)
Comprehensive income (loss)	$20,527	$(6,866)	$37,921	$(2,978)
Comprehensive loss attributable to noncontrolling interest	(485)	(8,415)	(775)	(10,028)
Total comprehensive income attributable to InterDigital, Inc.	$21,012	$1,549	$38,696	$7,050
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment to Retained Earnings related to adoption of ASU 2020-06	—	—	(55,349)	15,587	—	—	—	—	(39,762)
Net income attributable to InterDigital, Inc.	—	—	—	5,571	—	—	—	—	5,571
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,613)	(1,613)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,109)	(1,109)
Net change in unrealized loss on short-term investments	—	—	—	—	(70)	—	—	—	(70)
Dividends declared ($0.35 per share)	—	—	210	(10,976)	—	—	—	—	(10,766)
Exercise of common stock options	32	—	737	—	—	—	—	—	737
Issuance of common stock, net	55	—	(2,962)	—	—	—	—	—	(2,962)
Amortization of unearned compensation	—	—	2,153	—	—	—	—	—	2,153
Repurchase of common stock	—	—	—	—	—	91	(5,750)	—	(5,750)
BALANCE, MARCH 31, 2021	71,476	$714	$683,270	$1,424,151	$(254)	40,664	$(1,385,361)	$20,475	$742,995
Net income attributable to InterDigital, Inc.	—	—	—	1,618	—	—	—	—	1,618
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(8,415)	(8,415)
Net change in unrealized loss on short-term investments	—	—	—	—	(69)	—	—	—	(69)
Dividends declared ($0.35 per share)	—	—	158	(10,925)	—	—	—	—	(10,767)
Exercise of common stock options	71	1	3,631	—	—	—	—	—	3,632
Issuance of common stock, net	41	—	(711)	—	—	—	—	—	(711)
Amortization of unearned compensation	—	—	3,775	—	—	—	—	—	3,775
Repurchase of common stock	—	—	—	—	—	82	(5,391)	—	(5,391)
BALANCE, JUNE 30, 2021	71,588	$715	$690,123	$1,414,844	$(323)	40,746	$(1,390,752)	$12,060	$726,667

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	17,994	—	—	—	—	17,994
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(290)	(290)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Noncontrolling interest contribution	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(310)	—	—	—	(310)
Dividends declared ($0.35 per share)	—	—	158	(10,961)	—	—	—	—	(10,803)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	139	1	(5,027)	—	—	—	—	—	(5,026)
Amortization of unearned compensation	—	—	5,386	—	—	—	—	—	5,386
BALANCE, MARCH 31, 2022	71,883	$718	$715,342	$1,448,138	$(881)	41,031	$(1,409,611)	$6,960	$760,666
Net income attributable to InterDigital, Inc.	—	—	—	21,069	—	—	—	—	21,069
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(485)	(485)
Net change in unrealized loss on short-term investments	—	—	—	—	(57)	—	—	—	(57)
Dividends declared ($0.35 per share)	—	—	153	(10,533)	—	—	—	—	(10,380)
Exercise of common stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	29	1	(708)	—	—	—	—	—	(707)
Amortization of unearned compensation	—	—	3,977	—	—	—	—	—	3,977
Repurchase of common stock	—	—	—	—	—	1,224	(74,445)	—	(74,445)
Net convertible note hedge transactions, net of tax	—	—	(54,257)	—	—	—	—	—	(54,257)
Net warrant transactions	—	—	39,863	—	—	—	—	—	39,863
BALANCE, JUNE 30, 2022	71,912	$719	$704,370	$1,458,674	$(938)	42,255	$(1,484,056)	$6,475	$685,244
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,288	$(2,839)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,436	39,550
Non-cash interest expense, net	3,058	3,861
Non-cash change in fair-value	(1,404)	(949)
Change in deferred revenue	(127,700)	(86,659)
Loss on extinguishment of debt	11,190	—
Deferred income taxes	9,850	(2,409)
Share-based compensation	9,363	5,928
Impairment of assets	2,427	11,000
(Increase) Decrease in assets
Receivables	(17,688)	4,006
Deferred charges and other assets	1,434	(6,384)
Increase (Decrease) increase in liabilities:
Accounts payable	5,701	(375)
Accrued compensation and other expenses	(26,695)	(1,831)
Net cash used in operating activities	(51,740)	(37,101)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,929)	(327,426)
Sales of short-term investments	166,729	354,165
Purchases of property and equipment	(762)	(937)
Capitalized patent costs	(21,323)	(20,228)
Long-term investments	—	(1,091)
Net cash provided by investing activities	142,715	4,483
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	460,000	—
Purchase of convertible bond hedge	(80,500)	—
Proceeds from issuance of warrants	43,700	—
Payments on long-term debt	(282,499)	—
Proceeds from hedge unwind	11,851	—
Payment for warrant unwind	(3,837)	—
Payments of debt issuance costs	(8,726)	—
Repurchase of common stock	(74,445)	(11,141)
Net proceeds from exercise of stock options	1,226	4,369
Non-controlling interest contribution	1,500	—
Non-controlling interest distribution	—	(1,109)
Taxes withheld upon restricted stock unit vestings	(5,733)	(3,673)
Dividends paid	(21,544)	(21,525)
Net cash provided by (used in) financing activities	40,993	(33,079)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	131,968	(65,697)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	713,224	477,663
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$845,192	$411,966
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2022, the results of our operations for the three and six months ended June 30, 2022 and 2021 and our cash flows for the six months ended June 30, 2022 and 2021. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022. Definitions of capitalized terms not defined herein appear within our 2021 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of June 30, 2022.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2021 Form 10-K, except as indicated below in "New Accounting Guidance".
Prior Periods' Financial Statement Revision
As previously disclosed in our 2021 Form 10-K filed with the SEC on February 17, 2022, during the fourth quarter of 2021, we determined that in our first quarter 2021 adoption of ASU 2020-06, Accounting for Convertible Debt, we incorrectly accounted for the adoption by increasing debt and decreasing retained earnings by $50.2 million, which resulted in a $10.4 million understatement of deferred taxes, $65.8 million understatement of retained earnings and $55.4 million overstatement of additional paid-in capital as of March 31, 2021. While we concluded that this error did not result in our previously issued 2021 interim financial statements being materially misstated, we have corrected the misstatement by revising the accompanying Condensed Consolidated Statement of Shareholder’s Equity as of and for the three and six months ended March 31, 2021 and June 30, 2021, respectively. We will prospectively revise our previously issued financial statements as of and for the interim period ended September 30, 2021 in connection with our third quarter 2022 quarterly filing on Form 10-Q. The accompanying annual footnotes have also been adjusted to reflect such correction.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2022	2021
Interest paid	$3,938	$4,000
Income taxes paid, including foreign withholding taxes	4,363	4,793
Non-cash investing and financing activities:
Dividend payable	10,380	10,794
Accrued debt issuance costs	1,233	—
Right-of-use assets obtained in exchange of operating lease liabilities	417	—
Non-cash acquisition of patents	30,100	—
Non-cash distribution of patents	1,928	—
Accrued capitalized patent costs and property and equipment purchases	3,634	3,561
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

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022	2021	Increase/(Decrease)
Variable patent royalty revenue	$7,673	$7,323	$350	5%
Fixed-fee royalty revenue	91,756	69,296	22,460	32%
Current patent royalties [a]	99,429	76,619	22,810	30%
Non-current patent royalties [b]	24,556	9,586	14,970	156%
Total patent royalties	123,985	86,205	37,780	44%
Current technology solutions revenue [a]	672	1,530	(858)	(56)%
Total revenue	$124,657	$87,735	$36,922	42%

	Six months ended June 30,
	2022	2021	Increase/(Decrease)
Variable patent royalty revenue	$16,718	$14,419	$2,299	16%
Fixed-fee royalty revenue	181,599	138,592	43,007	31%
Current patent royalties [a]	198,317	153,011	45,306	30%
Non-current patent royalties [b]	26,747	13,367	13,380	100%
Total patent royalties	225,064	166,378	58,686	35%
Current technology solutions revenue [a]	911	3,720	(2,809)	(76)%
Total revenue	$225,975	$170,098	$55,877	33%
a.    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue from the tables above.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales from the tables above.
During the six months ended June 30, 2022, we recognized $164.0 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2022, we had contract assets of $24.5 million and $7.8 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2021, we had contract assets of $18.9 million and $8.3 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of June 30, 2022, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue
Remainder of 2022	$148,513
2023	129,365
2024	80,951
2025	68,573
2026 and thereafter	5,181
Total Revenue	$432,583

3. INCOME TAXES
In the six months ended June 30, 2022 and 2021, the Company had an effective tax rate of 26.8% and (169.6)%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the six months ended June 30, 2022 and 2021 would have been 23.2% and 104.3% respectively. During both the six months ended June 30, 2022 and 2021, the Company recorded a discrete net benefit of $2.2 million and $0.6 million, respectively, primarily related to extinguishment of long-term debt and share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the six months ended June 30, 2022 and 2021, the Company paid approximately $3.5 million and $4.0 million, respectively, in foreign source creditable withholding tax.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income applicable to InterDigital, Inc.	$21,069	$1,618	$39,063	$7,189
Weighted-average shares outstanding:
Basic	30,413	30,804	30,557	30,820
Dilutive effect of stock options, RSUs, convertible securities and warrants	297	385	435	372
Diluted	30,710	31,189	30,992	31,192
Earnings per share:
Basic	$0.69	$0.05	$1.28	$0.23
Dilutive effect of stock options, RSUs, convertible securities and warrants	—	—	(0.02)	—
Diluted	$0.69	$0.05	$1.26	$0.23

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted stock units and stock options	529	30	471	205
Warrants	5,880	4,921	5,400	4,921
Total	6,409	4,951	5,871	5,126
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
The UK High Court held case management conferences on October 6, 2020, and December 16, 2020, a disclosure hearing on January 19, 2021, and pre-trial review hearings for the first trial on January 28, 2021, and February 8, 2021. At those hearings, the UK High Court entered a schedule for the technical and non-technical FRAND proceedings. Two technical trials were scheduled for March 2021 and June 2021, and the non-technical FRAND trial was scheduled for January 2022. There are three additional technical trials scheduled for the remaining patents following the FRAND trial. The first and second technical trials were completed, and on July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo is appealing this decision. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. On June 10, 2022, the Company sought permission from the Court of Appeal to appeal the second technical trial decision as legally erroneous. The FRAND trial commenced on January 11, 2022 and concluded on February 11, 2022. The third technical trial commenced on May 10, 2022 and concluded on May 18, 2022. The fourth technical trial is scheduled to commence on October 3, 2022 and expected to be completed by October 17, 2022.
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
Germany Proceedings
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
Germany Proceeding
On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court has scheduled hearings for November 17, 2022, and December 14, 2022. The Mannheim Regional Court has scheduled a hearing for December 16, 2022.
China Proceeding
On January 19, 2022, the Company was informed that Oppo had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court (the “Guangzhou IP Court”) seeking a determination of a global FRAND royalty rate for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs. On May 20, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Guangzhou IP Court. That application remains pending.
Spain Proceeding
On March 1, 2022, a subsidiary of the Company filed patent infringement claims in the Barcelona Commercial Courts against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates. The Company filed its amended complaint on April 25, 2022, alleging infringement of European Patent Nos. 3,355,537; 2,485,558; 2,421,318; and 2,557,715 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2022.
6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2022, December 31, 2021 and June 30, 2021 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,
	2022	2021	2021
Cash and cash equivalents	$833,533	$706,282	$410,144
Restricted cash included within prepaid and other current assets	10,578	5,861	741
Restricted cash included within other non-current assets	1,081	1,081	1,081
Total cash, cash equivalents and restricted cash	$845,192	$713,224	$411,966
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.

Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of June 30, 2022 three licensees comprised 84% and as of December 31, 2021 four licensees comprised 66% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$845,192	$—	$—	$845,192
Commercial paper (b)	—	9,993	—	9,993
U.S. government securities	—	43,188	—	43,188
Corporate bonds, asset backed and other securities	—	13,895	—	13,895
Total	$845,192	$67,076	$—	$912,268

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$705,725	$—	$—	$705,725
Commercial paper(b)	—	158,452	—	158,452
U.S. government securities	—	51,301	—	51,301
Corporate bonds, asset backed and other securities	—	33,091	—	33,091
Total	$705,725	$242,844	$—	$948,569
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of June 30, 2022 and December 31, 2021, $0.0 million and $7.5 million, respectively, of commercial paper was included within cash and cash equivalents.
Non-Recurring Fair Value Measurements
Investments in Other Entities
During the second quarter 2022 and 2021, we recognized $1.6 million and $1.0 million, respectively, of gains resulting from observable price changes of our long-term strategic investments, which were included within “Other (expense) income, net” in the condensed consolidated statement of income.
Patents
During second quarter 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patent assets, which were classified as held-for sale. These patents held for sale are recorded at fair value on June 30, 2022 and are included within "Prepaid and other current assets" in the condensed consolidated balance sheet. We determined the fair value based upon evaluation of market conditions and recognized an $11.0 million patent impairment during the second quarter 2021.
During fourth quarter 2021, we renewed our multi-year, worldwide, non-exclusive patent license agreement with Sony Corporation of America ("Sony"). A portion of the consideration for the agreement was in the form of patents, which we received in March 2022. We have determined the fair value of the patents for determining the transaction price for revenue recognition purposes, which was estimated to be $30.1 million utilizing the income and market approaches. The value is amortized as a non-cash expense over the patents' estimated useful lives.

Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	June 30, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$450,183	$467,452	$—	$—	$—
2024 Senior Convertible Long-Term Debt	$126,174	$125,065	$123,259	$400,000	$395,632	$437,760
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$28,997	$28,103	$27,113	$28,569
7. OBLIGATIONS
2027 Notes, and Related Note Hedge and Warrant Transactions
On May 27, 2022 we issued $460.0 million in aggregate principal amount of 3.50% Senior Convertible Notes due 2027 (the "2027 Notes"). The net proceeds from the issuance of the 2027 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $450.0 million. The 2027 Notes bear interest at a rate of 3.50% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2022, and mature on June 1, 2027, unless earlier redeemed, converted or repurchased.
The 2027 Notes will be convertible into cash up to the aggregate principal amount of the notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including in connection with conversions made following fundamental changes and under other circumstances as set forth in the indenture governing the 2027 Notes.

Prior to 5:00 p.m., New York City time, on the business day immediately preceding March 1, 2027, the notes will be convertible only under the following circumstances: (1) on any date during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2022 if the closing sale price of the Common Stock was more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter; (2) if the Company distributes to all or substantially all holders of the Common Stock any rights, options or warrants (other than in connection with a stockholder rights plan prior to separation of such rights from the shares of the Common Stock) entitling them to purchase, for a period of 45 calendar days or less from the issuance date for such distribution, shares of Common Stock at a price per share less than the average closing sale price for the ten consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution; (3) if the Company distributes to all or substantially all holders of the Common Stock any cash or other assets, debt securities or rights to purchase the Company’s securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of the Common Stock on the trading day immediately preceding the declaration date for such distribution; (4) if the Company engages in certain corporate transactions as described in the indenture governing the 2027 Notes; (5) if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; (6) during a specified period if a fundamental change (as defined in the indenture governing the 2027 Notes) occurs; or (7) during the five consecutive business day period following any five consecutive trading day period in which the trading price for the notes for each day during such five trading day period was less than 98% of the closing sale price of the Common Stock multiplied by the applicable conversion rate on each such trading day. Commencing on March 1, 2027, the notes will be convertible in multiples of $1,000 principal amount, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date of the notes.
The Company may not redeem the notes prior to June 5, 2025. The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after June 5, 2025, if the last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding the redemption date.
If a fundamental change (as defined in the indenture governing the 2027 Notes) occurs, holders may require the Company to purchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2027 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with any of the Company’s current and any future senior unsecured indebtedness, including its 2.00% senior convertible notes due 2024 (the “2024 Notes” and together with the 2027 Notes, the "Convertible Notes"). The 2027 Notes are effectively subordinated to all of the Company’s future secured indebtedness to the extent of the value of the related collateral, and the 2027 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries.
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions (collectively, the “2027 Note Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. The aggregate cost of the 2027 Note Hedge Transactions was $80.5 million.
Also on May 24 and May 25, 2022, we also entered into privately negotiated warrant transactions (collectively, the “2027 Warrant Transactions” and, together with the 2027 Note Hedge Transactions, the “2027 Call Spread Transactions”), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock at an initial strike price of $106.37 per share, subject to adjustment. As consideration for the 2027 Warrant Transactions, we received aggregate proceeds of $43.7 million. The net cost of the 2027 Call Spread Transactions was $36.8 million, which was funded out of the net proceeds from the offering of the 2027 Notes.
Accounting Treatment of the 2027 Notes and Related Convertible Note Hedge and Warrant Transactions
The 2027 Call Spread Transactions were classified as equity and the 2027 Notes were classified as long-term debt. The effective interest rate is approximately 4.02%.
In connection with the above-noted transactions, the Company incurred approximately $10.0 million of directly related costs, which were capitalized as deferred financing costs and as a reduction of long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method.

2024 Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019, we issued $400.0 million in aggregate principal amount of 2024 Notes. The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes (i) bear interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and (ii) mature on June 1, 2024, unless earlier redeemed, converted or repurchased. The effective interest rate of the 2024 Notes is 2.46%.
The 2024 Notes are convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 12.3018 shares of our common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share), as adjusted pursuant to the terms of the indenture governing the 2024 Notes. The conversion rate of the 2024 Notes, and thus the conversion price, may be adjusted in certain circumstances, including in connection with a conversion of the 2024 Notes made following certain fundamental changes and under other circumstances set forth in the indenture governing the 2024 Notes. As of December 31, 2020, we made the irrevocable election to settle all conversions of the 2024 Notes through combination settlements of cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock.
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
During second quarter 2022, the Company repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. We specifically negotiated the repurchase of the 2024 Notes with investors who concurrently purchased the 2027 Notes, such that their purchase of the 2027 Notes funded our repurchase of the 2024 Notes. As a result of the partial repurchase of the 2024 Notes, $126.2 million in aggregate principal amount of the 2024 Notes remained outstanding as of June 30, 2022. Additionally, in connection with the partial repurchase of the 2024 Notes, the Company entered into partial unwind agreements that amend the terms of the 2024 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2024 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.6 million shares of common stock in the aggregate were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions as of June 30, 2022. As of June 30, 2022, the warrants under the 2024 Warrant Transactions had a strike price of approximately $109.43 per share, as adjusted. Proceeds received from the unwind of the 2024 Note Hedge Transactions were $11.9 million, and consideration paid for the unwind of the 2024 Warrant Transactions was $3.8 million, resulting in net proceeds received of $8.0 million for the combined unwind transactions.
Because the concurrent redemption of the 2024 Notes and a portion of issuance of the 2027 Notes were executed with the same investors, we evaluated the transaction as a debt restructuring, on a creditor by creditor basis. The accounting conclusion was based on whether the exchange was a contemporaneous exchange of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor and if it was determined to have substantially different terms. All creditors involved in the repurchase transaction also purchased 2027 Notes in approximately the same or greater amount as the 2024 Notes principal repurchased. Additionally, the repurchase of the 2024 Notes and issuance of the 2027 Notes were deemed to have substantially different terms on the basis that the fair value of the conversion feature increased by more than 10% of the carrying value of the 2024 Notes, and therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. We recognized a $11.2 million loss on extinguishment of debt during second quarter 2022 in connection with this repurchase, which is included within "Other (expense) income, net" in the condensed consolidated statement of income. The loss on extinguishment represents the difference between the fair value of consideration paid to reacquire the 2024 Notes and the carrying amount of the debt, including any unamortized debt issuance costs attributable to the 2024 Notes redeemed. The remaining unamortized debt issuance costs of $1.2 million will continue to be amortized throughout the remaining life of the 2024 Notes.

The following table reflects the carrying value of our Convertible Notes long-term debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	2027 Notes	2024 Notes	Total	2024 Notes
Principal	$460,000	$126,174	$586,174	$400,000
Less:
Deferred financing costs	(9,817)	(1,109)	(10,926)	(4,368)
Net carrying amount of the Convertible Notes	$450,183	$125,065	$575,248	$395,632
The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2022 and 2021 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three months ended June 30,
	2022			2021
	2027 Notes	2024 Notes	Total	2024 Notes
Contractual coupon interest	$1,476	$1,498	$2,974	$2,000
Amortization of deferred financing costs	142	318	460	402
Total	$1,618	$1,816	$3,434	$2,402

	Six months ended June 30,
	2022			2021
	2027 Notes	2024 Notes	Total	2024 Notes
Contractual coupon interest	$1,476	$3,498	$4,974	$4,000
Amortization of deferred financing costs	142	742	884	800
Total	$1,618	$4,240	$5,858	$4,800

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2022 and December 31, 2021 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2022, we recognized $1.0 million and $1.9 million, respectively, of interest expense related to this debt, compared to $0.8 million and $1.6 million during the three and six months ended June 30, 2021, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of June 30, 2022, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of June 30, 2022, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $19.7 million and $0.5 million, respectively. Assets included $6.5 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid and other current assets, and $9.1 million of patents, net. As of December 31, 2021, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $27.1 million and $2.5 million, respectively. Assets included $5.1 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid and other current assets, and $18.0 million of patents, net.
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2021 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless. For the three and six months ended June 30, 2022, we allocated approximately $0.5 million and $0.8 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and six months ended June 30, 2021, we allocated $6.2 million and $7.7 million, respectively.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. Chordant is a variable interest entity, and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant. For each of the three and six months ended June 30, 2022, we allocated $0.0 million of Chordant's net loss to noncontrolling interests held by other parties, and for the three and six months ended June 30, 2021, we allocated $2.2 million and $2.3 million, respectively. Chordant ceased operations during 2021.
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

9. OTHER (EXPENSE) INCOME, NET
The amounts included in "Other (expense) income, net" in the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest and investment income	$297	$446	$506	$999
Loss on extinguishment of long-term debt	(11,190)	—	(11,190)	—
Other	(4,123)	2,593	(5,337)	2,764
Other (expense) income, net	$(15,016)	$3,039	$(16,021)	$3,763
The change in Other (expense) income, net for the three and six months ended June 30, 2022 and 2021 was $18.1 million and $19.8 million, respectively. The changes between both the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021 were primarily due to the $11.2 million loss on extinguishment of the 2024 Notes, as described further in Note 7, "Obligations", and due to a foreign currency translation loss in the three and six months ended June 30, 2022 arising from euro translation of our foreign subsidiaries.
Additionally, Other included gains resulting from observable price changes of our long-term strategic investments, which were $1.6 million recognized in second quarter 2022 and $1.0 million recognized in second quarter 2021, and a $1.9 million gain on a contract termination recognized in first quarter 2021.
10.    OTHER ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Tax receivables	$63,183	$57,127
Restricted cash	10,578	5,861
Prepaid assets	6,085	5,479
Patents held for sale	4,000	4,000
Other current assets	2,547	5,078
Total Prepaid and other current assets	$86,393	$77,545
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Tax receivables	$24,654	$30,026
Long-term investments	22,684	21,280
Goodwill	22,421	22,421
Right-of-use assets	14,692	17,851
Other non-current assets	11,246	10,923
Total Other non-current assets, net	$95,697	$102,501
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
As part of the Company’s ongoing evaluation of its flexible work policy and the impact of returning to the office, the Company has evaluated its current office space footprint and its expected needs going forward. As the result of this evaluation, during the second quarter 2022, we recognized a $2.4 million impairment, comprised of $0.4 million of property and equipment and $2.0 million of right of use assets, related to the abandonment of portions of three of our leased properties, which was included within “Restructuring activities” in the condensed consolidated statement of income.
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
As of June 30, 2022, the Company's restructuring liability was $8.8 million, of which $0.6 million was included in "Accounts payable", $0.9 million was included in "Accrued compensation and related expenses", and $7.3 million was included in "Other accrued expenses" on our condensed consolidated balance sheet. As of December 31, 2021, the Company's restructuring liability was $18.3 million, of which $12.5 million was included in "Other accrued expenses" and $5.8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of December 31, 2021	$18,281
Accrual	542
Cash payments	(4,519)
Other	42
Balance as of March 31, 2022	$14,346
Accrual	310
Cash payments	(5,199)
Other	(639)
Balance as of June 30, 2022	$8,818
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Asset impairment	$2,427	$11,000	$2,427	$11,000
Severance and other benefits	(221)	11,086	305	11,086
Outside services and other associated costs	532	1,199	548	1,199
Reimbursement arrangements	—	(10,040)	—	(10,040)
Total	$2,738	$13,245	$3,280	$13,245

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
2027 Senior Convertible Notes
On May 27, 2022, we issued the $460.0 million aggregate principal 2027 Notes. The net proceeds from the offering were approximately $450.0 million after deducting the initial purchasers' fees and estimated offering expenses. Additionally, on May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into the 2027 Call Spread Transactions.
The net proceeds from the issuance of the 2027 Notes, after deducting fees and offering expenses, were used for the following: (i) $282.5 million was used to repurchase $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes (ii) $74.4 million was used to repurchase shares of common stock at $60.78 per share, the closing price of the stock on May 24, 2022; and (iii) $36.8 million, in addition to the proceeds from the 2027 Warrant Transactions, was used to fund the cost of the 2027 Call Spread Transactions.
The 2027 Notes will be convertible into cash up to the aggregate principal amount of the notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock (“Common Stock”) or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $77.49 per share).
Refer to Note 7, “Obligations” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the 2027 Notes and related 2027 Call Spread Transactions.
Share Repurchase Program
On May 6, 2022, the Board of Directors authorized a $100.0 million increase to the Company’s existing share repurchase program (the "2014 Repurchase Program"), bringing the total authorized amount of the 2014 Repurchase Program to $800.0 million. In connection with the issuance of the 2027 Notes, in May 2022 we repurchased 1.2 million shares of our common stock for $74.4 million under the share repurchase program.
Cash & Short-term Investments
As of June 30, 2022, we had $912.3 million of cash, cash equivalents, restricted cash and short-term investments and an additional $242.8 million of cash payments due under contracted fixed price agreements, including $26.0 million recorded in our $48.8 million accounts receivable balance. The remaining accounts receivable is primarily related to variable patent royalty revenue.
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

The following table reconciles the timing differences between cash receipts and recognized revenue during the three and six months ended June 30, 2022 and 2021, including the resulting operating cash flow (in thousands):

	Three months ended June 30,		Six months ended June 30,
Cash vs. Non-cash revenue:	2022	2021	2022	2021
Fixed fee cash receipts (a)	$3,339	$3,050	$47,142	$50,362
Other cash receipts (b)	16,620	17,808	25,212	28,484
Change in deferred revenue	76,959	63,230	127,700	86,659
Change in receivables	25,163	(499)	17,688	(4,006)
Other	2,576	4,146	8,233	8,599
Total Revenue	$124,657	$87,735	$225,975	$170,098
Net cash used in operating activities	$(33,768)	$(27,259)	$(51,740)	$(37,101)
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated past patent royalties
(b) Other cash receipts are comprised of cash receipts related to our variable patent royalty revenue, including the associated past patent royalties, current technology solutions revenue, royalties from static agreements, and patent sales.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of June 30, 2022 (in thousands):

Deferred Revenue
Remainder of 2022	$137,683
2023	60,979
2024	7,738
2025	1,956
2026 and thereafter	5,180
Total Revenue	$213,536
Revenue
Second quarter 2022 recurring revenue was $100.1 million, compared to recurring revenue of $78.1 million in second quarter 2021, a 28% year-over-year increase, primarily driven by two new patent license agreements. In second quarter 2022, revenues (in descending order) from Apple, Samsung, Amazon, and Xiaomi each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --Second Quarter 2022 Compared to Second Quarter 2021" for further discussion of our 2022 revenue.
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
As part of the Company’s ongoing evaluation of its flexible work policy and the impact of returning to the office, the Company has evaluated its current office space footprint and its expected needs going forward. As the result of this evaluation, during the second quarter 2022, we recognized a $2.4 million impairment, comprised of $0.4 million of property and equipment and $2.0 million of right of use assets, related to the abandonment of portions of three of our leased properties, which was included within “Restructuring activities” in the condensed consolidated statement of income.
The Company does not anticipate further significant restructuring charges, however these charges are estimated based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts incurred for such activities may differ from amounts initially estimated.

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
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during second quarter 2022. Fixed-fee royalties accounted for 89% of our recurring revenues in fiscal year 2021. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in second quarter 2022, we did not experience a significant impact on our contracted revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with the majority of our workforce continuing to work remotely or on a hybrid basis. We returned to in-person work as of April 2022 and all of our locations are open. Despite any remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Although we have resumed work-related travel, a portion of our licensing negotiations, investor presentations and participation in standards organizations and industry events have been virtually. Between March 12, 2020, when we began to work almost entirely remotely, and June 30, 2022, we successfully concluded twenty-one new patent license agreements that we estimate will result in revenues exceeding $620.0 million over their respective lives. Our financial position remains strong, we believe we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.
Impact of Inflation and Market Factors

We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by increasing inflation, supply chain issues, rising interest rates, labor shortages, and the potential for a recession. These market factors, as well as the impacts of the Russia and Ukraine conflict, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.

Comparability of Financial Results
When comparing second quarter 2022 financial results against other periods, the following items should be taken into consideration:
•Our second quarter 2022 revenue includes $24.6 million of non-recurring revenue related to two new agreements signed in second quarter 2022.
•In second quarter 2022, we repurchased approximately $273.8 million in aggregate principal amount of our 2024 Notes, which resulted in the recognition of a $11.2 million loss on the extinguishment of debt, which was included within “Other (expense) income, net” in the condensed consolidated statement of income. For more information on this transaction, refer to Note 7, "Obligations", within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•In second quarter 2022, we recognized $2.7 million of restructuring expenses, primarily related to aligning our facilities with our current needs. These costs resulted from our restructuring activities as described in Note 11, "Restructuring Activities", within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and are included within “Restructuring activities” in the condensed consolidated statement of income.
•In second quarter 2022, we recognized a $1.6 million gain resulting from observable price changes of one of our long-term strategic investments, which was included within “Other (expense) income, net” in the condensed consolidated statement of income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2021 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2021 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of June 30, 2022, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash and short-term investments
As of June 30, 2022 and December 31, 2021, we had the following amounts of cash and cash equivalents, restricted cash and short-term investments (in thousands):

	June 30, 2022	December 31, 2021	Increase / (Decrease)
Cash and cash equivalents	$833,533	$706,282	$127,251
Restricted cash included within prepaid and other current assets	10,578	5,861	4,717
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	67,076	235,345	(168,269)
Total cash, cash equivalents, restricted cash and short-term investments	$912,268	$948,569	$(36,301)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was primarily attributable to cash used in operating activities of $51.7 million and cash used in investing activities of $22.1 million, excluding sales and purchases of short-term investments, partially offset by cash provided by financing activities of $41.0 million, primarily consisting of net proceeds from the debt refinancing. Refer to the sections below for further discussion of these items.
Cash flows used in operating activities
Cash flows used in operating activities in the first half 2022 and 2021 (in thousands) were as follows:

	Six months ended June 30,
	2022	2021	Change
Net cash used in operating activities	$(51,740)	$(37,101)	$(14,639)

Our cash flows used in operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $14.6 million change in net cash used in operating activities was primarily driven by non-cash revenue, partially offset by lower cash operating expenses benefiting from the cost-savings actions taken in 2021. The table below sets forth the significant items comprising our cash flows provided by operating activities during the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
Cash Receipts:
Patent royalties	$72,066	$75,435	$(3,369)
Technology solutions	288	3,412	(3,124)
Total cash receipts	72,354	78,847	(6,493)

Cash Outflows:
Cash operating expenses [a]	93,664	105,729	(12,065)
Income taxes paid [b]	4,363	4,793	(430)
Total cash outflows	98,027	110,522	(12,495)

Other working capital adjustments	(26,067)	(5,426)	(20,641)

Cash flows used in operating activities	$(51,740)	$(37,101)	$(14,639)
______________________________
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by investing activities for the first half 2022 was $142.7 million, a $138.2 million change from $4.5 million in the first half 2021. During the first half 2022, we sold $164.8 million of short-term marketable securities, net of purchases, and we capitalized $22.1 million of patent costs and property plant and equipment purchases. During the first half 2021, we sold $26.7 million of short-term marketable securities, net of purchases, we capitalized $21.2 million of patent costs and property plant and equipment purchases, and invested $1.1 million in a new strategic investment.
Net cash provided by financing activities for the first half 2022 was $41.0 million, a change of $74.1 million from $33.1 million net cash used in financing activities for the first half 2021. This change was primarily attributable to net proceeds of $140.0 million from the debt refinancing, partially offset by a $63.3 million increase in share repurchases.
Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2022 was approximately $213.5 million, a net decrease of $97.6 million from December 31, 2021. This decrease in deferred revenue was primarily attributable amortization of deferred revenue recognized in the period, offset by cash receipts and non-cash patent acquisitions from previously disclosed patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2022 deferred revenue balance of $213.5 million by $168.5 million over the next twelve months.

Convertible Notes
See Note 7, “Obligations” to the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
Our 2027 and 2024 Notes, which for purposes of this discussion are also referred to as the "Convertible Notes", are included in the dilutive earnings per share calculation using the if-converted method. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. The Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.
At the time we issued the Convertible Notes, we entered into the 2027 Call Spread Transactions and 2024 Call Spread Transactions that together were designed to have the economic effect of reducing the net number of shares that will be issued in the event of conversion of the Convertible Notes by, in effect, increasing the conversion price of the Convertible Notes from our economic standpoint. However, under GAAP, since the impact of the 2027 Note Hedge Transactions and 2024 Note Hedge Transactions (together, the "Note Hedge Transactions") is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes and $81.29 per share for the 2024 Notes as of June 30, 2022) or above the strike price of the warrants ($106.37 per share for the 2027 Warrant Transactions and $109.43 per share for the 2024 Warrant Transactions as of June 30, 2022), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," the Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof. ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes and the $126.2 million aggregate principal amount of the 2024 Notes outstanding as of June 30, 2022, and the approximately 5.9 million warrants related to the 2027 Notes and the 1.6 million warrants remaining related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions and 2024 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions:

2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
	(Shares in thousands)
$80	186	—	186	(186)	—
$85	524	—	524	(524)	—
$90	825	—	825	(825)	—
$95	1,094	—	1,094	(1,094)	—
$100	1,336	—	1,336	(1,336)	—
$105	1,555	—	1,555	(1,555)	—
$110	1,754	196	1,950	(1,754)	196
$115	1,936	445	2,381	(1,936)	445
$120	2,103	674	2,777	(2,103)	674
$125	2,256	885	3,141	(2,256)	885

2024 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2024 Notes	Shares Issuable Upon Exercise of the 2024 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2024 Note Hedge Transactions	Incremental Shares Issuable (a)
	(Shares in thousands)
$85	68	—	68	(68)	—
$90	150	—	150	(150)	—
$95	224	—	224	(224)	—
$100	290	—	290	(290)	—
$105	351	—	351	(351)	—
$110	405	8	413	(405)	8
$115	455	75	530	(455)	75
$120	501	137	638	(501)	137
$125	543	193	736	(543)	193
$130	582	246	828	(582)	246
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Second Quarter 2022 Compared to Second Quarter 2021
Revenues
The following table compares second quarter 2022 revenues to second quarter 2021 revenues (in thousands):

	Three months ended June 30,
	2022	2021	Total Increase/(Decrease)
Variable patent royalty revenue	$7,673	$7,323	$350	5%
Fixed-fee royalty revenue	91,756	69,296	22,460	32%
Current patent royalties [a]	99,429	76,619	22,810	30%
Non-current patent royalties [b]	24,556	9,586	14,970	156%
Total patent royalties	123,985	86,205	37,780	44%
Current technology solutions revenue [a]	672	1,530	(858)	(56)%
Total revenue	$124,657	$87,735	$36,922	42%
a.    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue from the table above.
b.    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales from the table above.
The increase in both total and recurring revenue was primarily driven by previously disclosed new patent license agreements, two new agreements signed in second quarter 2022, as well as revenues from connected automobile license agreements with GM and Ford Motor Company through a licensing platform. These increases were partially offset by a decrease in technology solutions revenues from a contract that was terminated in the first half of 2021. Non-recurring revenue in second quarter 2021 primarily related to a static fixed-fee patent licensing agreement signed in second quarter 2021.
In second quarter 2022 and second quarter 2021, 70% and 79% of our total revenue, respectively, was attributable to licensees that individually accounted for 10% or more of our total revenue. In second quarter 2022 and second quarter 2021, the following licensees accounted for 10% or more of our total revenue:

	Three months ended June 30,
	2022	2021
Customer A	28%	32%
Customer B	16%	22%
Customer C	14%	—%
Customer D	12%	—%
Customer E	<10%	13%
Customer F	<10%	12%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2022 and second quarter 2021 by category (in thousands):

	Three months ended June 30,
	2022	2021	Increase/(Decrease)
Patent administration and licensing	$45,417	$40,970	$4,447	11%
Development	17,086	21,870	(4,784)	(22)%
Selling, general and administrative	9,516	14,799	(5,283)	(36)%
Restructuring activities	2,738	13,245	(10,507)	100%
Total operating expenses	$74,757	$90,884	$(16,127)	(18)%

Operating expenses decreased to $74.8 million in second quarter 2022 from $90.9 million in second quarter 2021. The $16.1 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Restructuring activities	$(10,507)
Personnel-related costs	(9,204)
Intellectual property enforcement and non-patent litigation	3,392
Revenue share and commissions	1,157
Other	(965)
Total decrease in operating expenses	$(16,127)

The $16.1 million decrease in operating expenses was primarily due to a $10.5 million reduction in non-recurring charges, substantially related to the company's previously announced restructuring plans, and a $9.2 million decrease in personnel-related costs primarily driven by cost-savings actions taken in 2021. These decreases were partially offset by $3.4 million of additional intellectual property enforcement costs related to the Lenovo and Oppo litigations and $1.2 million of additional revenue share and commissions costs due to the new licensing successes.
Patent Administration and Licensing Expense: The $4.4 million increase in patent administration and licensing expense was primarily due to the above noted increase in intellectual property enforcement costs, as well as an increase in patent amortization expense. These increases were partially offset by a decrease in personnel-related costs.
Development Expense: Development expense decreased $4.8 million primarily due to the above noted decrease in personnel-related costs, as well as a decrease in consulting costs.
Selling, General and Administrative Expense: Selling, general and administrative expense decreased $5.3 million primarily due to the above noted decrease in personnel-related costs.
Restructuring Activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan commencing and the initial accrual being recorded during second quarter 2021. For more information on the restructuring activities, refer to Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares second quarter 2022 non-operating expense to second quarter 2021 non-operating expense (in thousands):

	Three months ended June 30,
	2022	2021	Increase/(Decrease)
Interest expense	$(6,272)	$(6,666)	$394	6%
Interest and investment income	297	446	(149)	(33)%
Loss on extinguishment of long-term debt	(11,190)	—	(11,190)	—%
Other (expense) income, net	(4,123)	2,593	(6,716)	(259)%
Total non-operating expense	$(21,288)	$(3,627)	$(17,661)	(487)%
The $17.7 million change in non-operating expenses between the second quarter 2022 and 2021 was primarily due to the $11.2 million loss on extinguishment of the 2024 Notes, as described further in Note 7, "Obligations", and due to a foreign currency translation loss of $3.6 million in the second quarter 2022 arising from euro translation of our foreign subsidiaries, compared to a foreign currency translation gain of $1.1 million in second quarter 2021.
Additionally, in both periods we recognized gains resulting from observable price changes of our long-term strategic investments, which were $1.6 million recognized in second quarter 2022 and $1.0 million recognized in second quarter 2021.

Income taxes
In second quarter 2022 and 2021, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 28.1% and (0.3)%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. In the second quarter 2022, the Company recorded a net discrete tax expense of $2.3 million related to the extinguishment of long-term debt recognized during second quarter 2022. Excluding this valuation allowance, our second quarter 2022 and 2021 effective tax rate would have been 24.9% and 26.3%, respectively.

First Half 2022 Compared to First Half 2021
Revenues
The following table compares first half 2022 revenues to first half 2021 revenues (in thousands):

	Six months ended June 30,
	2022	2021	Total Increase/(Decrease)
Variable patent royalty revenue	$16,718	$14,419	$2,299	16%
Fixed-fee royalty revenue	181,599	138,592	43,007	31%
Current patent royalties [a]	198,317	153,011	45,306	30%
Non-current patent royalties [b]	26,747	13,367	13,380	100%
Total patent royalties	225,064	166,378	58,686	35%
Current technology solutions revenue [a]	911	3,720	(2,809)	(76)%
Total revenue	$225,975	$170,098	$55,877	33%
(a)    Recurring revenues are comprised of current patent royalties, inclusive of dynamic fixed-fee royalty payments, and current technology solutions revenue from the table above.
(b)    Non-recurring revenues are comprised of non-current patent royalties, which include past patent royalties and royalties from static agreements, as well as patent sales from the table above.
The increase in both total and recurring revenue was primarily driven by previously disclosed new patent license agreements, two additional new agreements signed in second quarter 2022, as well as revenues from connected automobile license agreements with GM and Ford Motor Company through a licensing platform. These increases were partially offset by a decrease in technology solutions revenues from a contract that was terminated in the first half of 2021 and a decrease in recurring revenues from a previously disclosed expired patent license agreement. Non-recurring revenue in first half 2021 primarily related two patent licensing agreement signed in second quarter 2021.
In first half 2022 and first half 2021, 71% and 69% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2022 and first half 2021, the following companies accounted for 10% or more of our total revenue:

	Six months ended June 30,
	2022	2021
Customer A	31%	33%
Customer B	17%	23%
Customer D	13%	—%
Customer E	10%	13%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2022 and first half 2021 by category (in thousands):

	Six months ended June 30,
	2022	2021	Increase/(Decrease)
Patent administration and licensing	$87,512	$77,544	$9,968	13%
Development	34,698	44,453	(9,755)	(22)%
Selling, general and administrative	20,400	26,016	(5,616)	(22)%
Restructuring activities	3,280	13,245	(9,965)	100%
Total operating expenses	$145,890	$161,258	$(15,368)	(10)%

Operating expenses decreased 10% to $145.9 million in first half 2022 from $161.3 million in first half 2021. The $15.4 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Personnel-related costs	$(14,051)
Restructuring activities	(9,966)
Consulting costs	(3,640)
Intellectual property enforcement and non-patent litigation	7,711
Share-based compensation	3,440
Revenue share and commissions	1,770
Other	(632)
Total decrease in operating expenses	$(15,368)
The $15.4 million decrease in operating expenses was primarily due to the company's previously announced restructuring plan, which drove the $10.0 million decrease in one-time restructuring expenses. These cost-savings actions taken in 2021 also drove a $14.1 million decrease in personnel-related costs and a $3.6 million decrease in consulting costs. These decreases were partially offset by $7.7 million of additional intellectual property enforcement costs related to the Lenovo and Oppo litigations. Additionally, share-based compensation costs increased $3.4 million and revenue share and commissions costs increased $1.8 million both driven by licensing successes.
Patent Administration and Licensing Expense: The $10.0 million increase in patent administration and licensing expense primarily resulted from the above noted increases in intellectual property enforcement costs, revenue share costs, and share-based compensation, as well as an increase in patent amortization. These increases were partially offset by a decrease in personnel-related costs.
Development Expense: Development expense decreased by $9.8 million primarily resulting from the above-noted decreases in personnel-related costs and consulting costs, partially offset by the above-noted increase in share-based compensation.
Selling, General and Administrative Expense: The $5.6 million decrease in selling, general and administrative expense primarily resulted from the above-noted decreases in personnel-related costs and consulting costs, partially offset by the above-noted increase in share-based compensation.
Restructuring Activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan commencing and the initial accrual being recorded during second quarter 2021. For more information on the restructuring activities, refer to Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares first half 2022 non-operating expense to first half 2021 non-operating expense (in thousands):

	Six months ended June 30,
	2022	2021	Increase/(Decrease)
Interest expense	$(11,787)	$(13,656)	$1,869	14%
Interest and investment income	506	999	(493)	(49)%
Loss on extinguishment of long-term debt	(11,190)	—	(11,190)	—%
Other income, net	(5,337)	2,764	(8,101)	293%
Total non-operating expense	$(27,808)	$(9,893)	$(17,915)	(181)%
The $17.9 million change in non-operating expenses between the first half 2022 and first half 2021 was primarily due to the $11.2 million loss on extinguishment of the 2024 Notes, as described further in Note 7, "Obligations", and due to a foreign currency translation loss of $4.0 million in the first half 2022 arising from euro translation of our foreign subsidiaries, compared to a foreign currency translation loss of $0.8 million in first half 2021.

Additionally, we recognized a $1.9 million gain on a contract termination in first half 2021 and in both periods we recognized gains resulting from observable price changes of our long-term strategic investments, which were $1.6 million recognized in first half 2022 and $1.0 million recognized in first half 2021.
Income taxes
In first half 2022 and 2021, we had an effective tax rate of 26.8% and (169.6)%, respectively. The effective tax rate in both periods was driven by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our first half 2022 and 2021 effective tax rate would have been 23.2% and 104.3%, respectively. In the first half 2022 and 2021, we recorded a net discrete tax benefit of $2.2 million and $0.6 million, respectively, primarily related to extinguishment of long-debt.

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
•the potential effects that the ongoing COVID-19 pandemic and/or general economic or other conditions could have on our financial position, results of operations and cash flows; and
•changes in our business strategy.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.
Reference is made to Part I, Item 1A, “Risk Factors” included in our 2021 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2021 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Rising inflation may result in increased costs of operations
Inflation has accelerated in the U.S. and globally. A majority of our revenue is derived from patent license agreements that provide for fixed payments that were negotiated before the recent rise in inflation. An inflationary environment can increase our cost of labor, as well as our other operating costs without a corresponding increase in our revenue, which may have a material adverse impact on our operating results and financial condition.
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
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, the number of forums in which we can seek to enforce our patents, the remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. For example, the State Administration for Market Regulation in China requested comments on June 27, 2022 on its draft Provisions on the Prohibition of the Abuse of Intellectual Property Rights to Exclude or Restrict Competition. If adopted as drafted, among other things, the provisions might create an ambiguous standard for a violation of Chinese antitrust laws where a patent holder seeks to enforce its patents “improperly”. The European Commission has also initiated a process to review the EU’s IP policies, in particular as they relate to SEPs and FRAND. Any change as it relates to these matters could impact our ability to negotiate license agreements on favorable terms or at all, limit our potential legal remedies and materially impact our business. Further, legislation designed to reduce the jurisdiction and remedial authority of the USITC has periodically been introduced in Congress.
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
We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement of our rights with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.

We may not be able to attract and retain qualified employees.
Competition for top talent is substantial and increasing. In order to be successful, we must attract, develop, and retain employees. Implementing our business strategy requires specialized engineering and other technical talent, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and may be able to offer compensation, benefits or work arrangements perceived as more desirable than what we are able to offer. Wage inflation driven by the current inflationary economic environment could make it even more difficult to attract and retain talent. If we are unable to recruit, retain, and motivate our employees, then we may not be able to innovate, execute on our strategy and grow our business as planned.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during second quarter 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2022 - April 30, 2022	—	$—	—	$41,464,736
May 1, 2022 - May 31, 2022	1,224,832	$60.78	1,224,832	$67,019,447
June 1, 2022 - June 30, 2022	—	$—	—	$67,019,447
Total	1,224,832	$60.78	1,224,832	$67,019,447
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the 2014 Repurchase Program, $300 million of which was authorized by the Company’s Board of Directors in June 2014, with an additional $100 million authorized by the Company’s Board of Directors in each of June 2015, September 2017, December 2018, May 2019, and May 2022, respectively. The 2014 Repurchase Program has no expiration date. The Company may repurchase shares under the 2014 Repurchase Program through open market purchases, pre-arranged trading plans, or privately negotiated purchases.
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of InterDigital Inc. (Exhibit 3.1 to InterDigital's Form 8-K dated July 13, 2022)
4.1	Indenture, dated May 27, 2022, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Form 8-K dated May 24, 2022).
4.2	Form of 3.50% Senior Convertible Note due 2027 (included in Exhibit 4.1).
10.1
Purchase Agreement, dated May 24, 2022, between InterDigital, Inc. and BofA Securities Inc. and Jefferies LLC, as representatives of the several initial purchasers named in Schedule I attached thereto (Exhibit 10.1 to InterDigital's Form 8-K dated May 24, 2022).

10.2	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital's Form 8-K dated May 24, 2022).
10.3	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital's Form 8-K dated May 24, 2022).
10.4	Form of Unwind Agreement (Exhibit 10.4 to InterDigital's Form 8-K dated May 24, 2022).
10.5	Offer Letter between InterDigital, Inc. and Rajesh Pankaj dated June 16, 2022.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: August 4, 2022	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: August 4, 2022	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer