Form 10-Q
period 2022-09-30
InterDigital, Inc.
filed 2022-11-03
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	29,662,993
Title of Class	Outstanding at November 1, 2022

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$539,651	$706,282
Short-term investments	323,772	235,345
Accounts receivable, less allowances of $0 and $322	403,043	31,113
Prepaid and other current assets	86,028	77,545
Total current assets	1,352,494	1,050,285
PROPERTY AND EQUIPMENT, NET	10,164	13,377
PATENTS, NET	363,631	363,585
DEFERRED TAX ASSETS	99,817	98,408
OTHER NON-CURRENT ASSETS, NET	102,109	102,501
Total non-current assets	575,721	577,871
TOTAL ASSETS	$1,928,215	$1,628,156
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,413	$7,155
Accrued compensation and related expenses	34,573	32,638
Deferred revenue	210,981	291,673
Dividends payable	10,382	10,741
Other accrued expenses	27,112	29,354
Total current liabilities	290,461	371,561
LONG-TERM DEBT	605,859	422,745
LONG-TERM DEFERRED REVENUE	276,589	19,463
OTHER LONG-TERM LIABILITIES	53,511	61,470
TOTAL LIABILITIES	1,226,420	875,239
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,918 and 71,720 shares issued and 29,663 and 30,689 shares outstanding	719	717
Additional paid-in capital	710,007	713,599
Retained earnings	1,470,335	1,441,105
Accumulated other comprehensive loss	(1,230)	(571)
	2,179,831	2,154,850
Treasury stock, 42,255 and 41,031 shares of common stock held at cost	1,484,056	1,409,611
Total InterDigital, Inc. shareholders’ equity	695,775	745,239
Noncontrolling interest	6,020	7,678
Total equity	701,795	752,917
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,928,215	$1,628,156
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES	$114,764	$143,496	$340,739	$313,594
OPERATING EXPENSES:
Patent administration and licensing	46,720	56,150	134,232	133,694
Development	21,789	22,546	56,487	66,999
Selling, general and administrative	14,418	20,978	34,818	46,994
Restructuring activities	—	7,045	3,280	20,290
Total Operating expenses	82,927	106,719	228,817	267,977

Income from operations	31,837	36,777	111,922	45,617

INTEREST EXPENSE	(7,659)	(5,773)	(19,446)	(19,429)
OTHER INCOME (EXPENSE), NET	912	(1,537)	(15,109)	2,226
Income before income taxes	25,090	29,467	77,367	28,414
INCOME TAX PROVISION	(3,323)	(4,253)	(17,312)	(6,039)
NET INCOME	$21,767	$25,214	$60,055	$22,375
Net loss attributable to noncontrolling interest	(455)	(1,014)	(1,230)	(11,042)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$22,222	$26,228	$61,285	$33,417
NET INCOME PER COMMON SHARE — BASIC	$0.75	$0.85	$2.03	$1.09
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	29,659	30,737	30,255	30,792
NET INCOME PER COMMON SHARE — DILUTED	$0.74	$0.83	$2.00	$1.07
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	29,940	31,431	30,638	31,272

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$21,767	$25,214	$60,055	$22,375
Unrealized loss on investments, net of tax	(292)	(67)	(659)	(206)
Comprehensive income	$21,475	$25,147	$59,396	$22,169
Comprehensive loss attributable to noncontrolling interest	(455)	(1,014)	(1,230)	(11,042)
Total comprehensive income attributable to InterDigital, Inc.	$21,930	$26,161	$60,626	$33,211
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment to Retained Earnings related to adoption of ASU 2020-06	—	—	(55,349)	15,587	—	—	—	—	(39,762)
Net income attributable to InterDigital, Inc.	—	—	—	5,571	—	—	—	—	5,571
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,613)	(1,613)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,109)	(1,109)
Net change in unrealized loss on short-term investments	—	—	—	—	(70)	—	—	—	(70)
Dividends declared ($0.35 per share)	—	—	210	(10,976)	—	—	—	—	(10,766)
Exercise of common stock options	32	—	737	—	—	—	—	—	737
Issuance of common stock, net	55	—	(2,962)	—	—	—	—	—	(2,962)
Amortization of unearned compensation	—	—	2,153	—	—	—	—	—	2,153
Repurchase of common stock	—	—	—	—	—	91	(5,750)	—	(5,750)
BALANCE, MARCH 31, 2021	71,476	$714	$683,270	$1,424,151	$(254)	40,664	$(1,385,361)	$20,475	$742,995
Net income attributable to InterDigital, Inc.	—	—	—	1,618	—	—	—	—	1,618
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(8,415)	(8,415)
Net change in unrealized loss on short-term investments	—	—	—	—	(69)	—	—	—	(69)
Dividends declared ($0.35 per share)	—	—	158	(10,925)	—	—	—	—	(10,767)
Exercise of common stock options	71	1	3,631	—	—	—	—	—	3,632
Issuance of common stock, net	41	—	(711)	—	—	—	—	—	(711)
Amortization of unearned compensation	—	—	3,775	—	—	—	—	—	3,775
Repurchase of common stock	—	—	—	—	—	82	(5,391)	—	(5,391)
BALANCE, JUNE 30, 2021	71,588	$715	$690,123	$1,414,844	$(323)	40,746	$(1,390,752)	$12,060	$726,667
Net income attributable to InterDigital, Inc.	—	—	—	26,228	—	—	—	—	26,228
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,014)	(1,014)
Net change in unrealized loss on short-term investments	—	—	—	—	(67)	—	—	—	(67)
Dividends declared ($0.35 per share)	—	—	183	(10,923)	—	—	—	—	(10,740)
Exercise of common stock options	23	1	1,515	—	—	—	—	—	1,516
Issuance of common stock, net	5	—	(74)	—	—	—	—	—	(74)
Amortization of unearned compensation	—	—	15,082	—	—	—	—	—	15,082
Repurchase of common stock	—	—	—	—	—	181	(11,859)	—	(11,859)
BALANCE, SEPTEMBER 30, 2021	71,616	$716	$706,829	$1,430,149	$(390)	40,927	$(1,402,611)	$11,046	745,739

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	17,994	—	—	—	—	17,994
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(290)	(290)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Noncontrolling interest contribution	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(310)	—	—	—	(310)
Dividends declared ($0.35 per share)	—	—	158	(10,961)	—	—	—	—	(10,803)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	139	1	(5,027)	—	—	—	—	—	(5,026)
Amortization of unearned compensation	—	—	5,386	—	—	—	—	—	5,386
BALANCE, MARCH 31, 2022	71,883	$718	$715,342	$1,448,138	$(881)	41,031	$(1,409,611)	$6,960	$760,666
Net income attributable to InterDigital, Inc.	—	—	—	21,069	—	—	—	—	21,069
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(485)	(485)
Net change in unrealized loss on short-term investments	—	—	—	—	(57)	—	—	—	(57)
Dividends declared ($0.35 per share)	—	—	153	(10,533)	—	—	—	—	(10,380)
Issuance of common stock, net	29	1	(708)	—	—	—	—	—	(707)
Amortization of unearned compensation	—	—	3,977	—	—	—	—	—	3,977
Repurchase of common stock	—	—	—	—	—	1,224	(74,445)	—	(74,445)
Net convertible note hedge transactions, net of tax	—	—	(54,257)	—	—	—	—	—	(54,257)
Net warrant transactions	—	—	39,863	—	—	—	—	—	39,863
BALANCE, JUNE 30, 2022	71,912	$719	$704,370	$1,458,674	$(938)	42,255	$(1,484,056)	$6,475	$685,244
Net income attributable to InterDigital, Inc.	—	—	—	22,222	—	—	—	—	22,222
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(455)	(455)
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(292)	—	—	—	(292)
Dividends declared ($0.35 per share)	—	—	179	(10,561)	—	—	—	—	(10,382)
Issuance of common stock, net	6	—	(388)	—	—	—	—	—	(388)
Amortization of unearned compensation	—	—	5,846	—	—	—	—	—	5,846
BALANCE, SEPTEMBER 30, 2022	71,918	$719	$710,007	$1,470,335	$(1,230)	42,255	$(1,484,056)	$6,020	$701,795
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,055	$22,375
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	59,149	58,971
Non-cash interest expense, net	3,742	5,240
Non-cash change in fair-value	(1,404)	(949)
Change in deferred revenue	146,334	64,044
Loss on extinguishment of debt	11,190	—
Deferred income taxes	13,158	(14,416)
Share-based compensation	15,209	21,010
Impairment of assets	2,427	11,000
Increase in assets:
Receivables	(371,930)	(125,649)
Deferred charges and other assets	(12,848)	(13,464)
Increase in liabilities:
Accounts payable	3,485	2,266
Accrued compensation and other expenses	964	28,735
Net cash (used in) provided by operating activities	(70,469)	59,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(274,189)	(498,151)
Sales of short-term investments	182,129	516,715
Purchases of property and equipment	(872)	(1,877)
Capitalized patent costs	(30,267)	(28,145)
Long-term investments	—	(1,091)
Net cash used in investing activities	(123,199)	(12,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	460,000	—
Purchase of convertible bond hedge	(80,500)	—
Proceeds from issuance of warrants	43,700	—
Payments on long-term debt	(282,499)	—
Proceeds from hedge unwind	11,851	—
Payment for warrant unwind	(3,837)	—
Payments of debt issuance costs	(9,522)	—
Repurchase of common stock	(74,445)	(23,000)
Net proceeds from exercise of stock options	1,226	5,885
Non-controlling interest contribution	1,500	—
Non-controlling interest distribution	—	(1,109)
Taxes withheld upon restricted stock unit vestings	(6,121)	(3,747)
Dividends paid	(31,924)	(32,319)
Net cash provided by (used in) financing activities	29,429	(54,290)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(164,239)	(7,676)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	713,224	477,663
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$548,985	$469,987
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2022, the results of our operations for the three and nine months ended September 30, 2022 and 2021 and our cash flows for the nine months ended September 30, 2022 and 2021. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022. Definitions of capitalized terms not defined herein appear within our 2021 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
InterDigital has analyzed the impact of the ongoing Coronavirus pandemic (“COVID-19”) on its financial statements as of September 30, 2022.  InterDigital has determined that the changes to its significant judgments and estimates as a result of COVID-19 did not have a material impact on its financial statements.  The potential impact of COVID-19 will continue to be analyzed going forward.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2021 Form 10-K, except as indicated below in "New Accounting Guidance".
Prior Periods' Financial Statement Revision
As previously disclosed in our 2021 Form 10-K filed with the SEC on February 17, 2022, during the fourth quarter of 2021, we determined that in our first quarter 2021 adoption of ASU 2020-06, Accounting for Convertible Debt, we incorrectly accounted for the adoption by increasing debt and decreasing retained earnings by $50.2 million, which resulted in a $10.4 million understatement of deferred taxes, $65.8 million understatement of retained earnings and $55.4 million overstatement of additional paid-in capital. While we concluded that this error did not result in our previously issued 2021 interim financial statements being materially misstated, we have corrected the misstatement by revising the accompanying Condensed Consolidated Statement of Shareholders’ Equity as of and for the three months ended March 31, 2021, six months June 30, 2021, and nine months ended September 30, 2021, respectively. The accompanying annual footnotes have also been adjusted to reflect such correction.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Beginning in third quarter 2022, the Company updated the disaggregated revenue disclosures as described further in Note 2, "Revenue".

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2022	2021
Interest paid	$3,938	$4,000
Income taxes paid, including foreign withholding taxes	4,585	9,835
Non-cash investing and financing activities:
Dividend payable	10,382	10,740
Accrued debt issuance costs	390	—
Right-of-use assets obtained in exchange of operating lease liabilities	6,228	739
Non-cash acquisition of patents	30,100	—
Non-cash distribution of patents	1,928	—
Accrued capitalized patent costs and property and equipment purchases	3,227	3,690
Unsettled repurchase of common stock	—	499
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

2. REVENUE
Disaggregated Revenue
We recently experienced significant growth in licensing our horizontal technologies from our foundational research across new vertical markets. Accordingly, beginning third quarter 2022, we have disaggregated revenue between Smartphone and Consumer Electronics ("CE"), IoT/Auto. We believe this better reflects both our current revenue sources and our growth opportunities across these vertical markets.
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022	2021	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$87,467	$84,143	$3,324	4%
CE, IoT/Auto	13,579	8,498	5,081	60%
Other	—	747	(747)	(100)%
Total recurring revenues	101,046	93,388	7,658	8%
Non-recurring revenues [a]	13,718	50,108	(36,390)	(73)%
Total revenues	$114,764	$143,496	(28,732)	(20)%

	Nine months ended September 30,
	2022	2021	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$262,908	$223,701	$39,207	18%
CE, IoT/Auto	36,455	21,951	14,504	66%
Other	911	4,467	(3,556)	(80)%
Total recurring revenues	300,274	250,119	50,155	20%
Non-recurring revenues [a]	40,465	63,475	(23,010)	(36)%
Total revenues	$340,739	$313,594	27,145	9%
(a)    Non-recurring revenues are comprised of past patent royalties and revenues from static agreements.
During the nine months ended September 30, 2022, we recognized $244.8 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2022, we had contract assets of $402.4 million and $7.6 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2021, we had contract assets of $18.9 million and $8.3 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of September 30, 2022, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue
Remainder of 2022	$90,238
2023	263,292
2024	214,878
2025	202,501
2026	134,963
Thereafter	372,778
Total Revenue	$1,278,650

3. INCOME TAXES
In the nine months ended September 30, 2022 and 2021, the Company had an effective tax rate of 22.4% and 21.3%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the nine months ended September 30, 2022 and 2021 would have been 18.1% and 8.4% respectively. During both the nine months ended September 30, 2022 and 2021, the Company recorded discrete net benefits of $2.3 million and $0.3 million, respectively, primarily related to extinguishment of long-term debt and share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the nine months ended September 30, 2022 and 2021, the Company paid approximately $3.7 million and $8.9 million, respectively, in foreign source creditable withholding tax.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income applicable to InterDigital, Inc.	$22,222	$26,228	$61,285	$33,417
Weighted-average shares outstanding:
Basic	29,659	30,737	30,255	30,792
Dilutive effect of stock options, RSUs, convertible securities and warrants	281	694	383	480
Diluted	29,940	31,431	30,638	31,272
Earnings per share:
Basic	$0.75	$0.85	$2.03	$1.09
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.01)	(0.02)	(0.03)	(0.02)
Diluted	$0.74	$0.83	$2.00	$1.07

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted stock units and stock options	537	441	493	289
Warrants	7,488	4,921	6,096	4,921
Total	8,025	5,362	6,589	5,210

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
UK Proceedings
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
The UK High Court held case management conferences on October 6, 2020, and December 16, 2020, a disclosure hearing on January 19, 2021, and pre-trial review hearings for the first trial on January 28, 2021, and February 8, 2021. At those hearings, the UK High Court entered a schedule for the technical and non-technical FRAND proceedings. Two technical trials were scheduled for March 2021 and June 2021, and the non-technical FRAND trial was scheduled for January 2022. There are three additional technical trials scheduled for the remaining patents following the FRAND trial. The first and second technical trials were completed, and on July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo is appealing this decision which will be heard on December 14-15, 2022 before the Court of Appeal. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. On June 10, 2022, the Company sought permission from the Court of Appeal to appeal the second technical trial decision as legally erroneous, and was granted such permission on September 22, 2022. The FRAND trial commenced on January 11, 2022 and concluded on February 11, 2022. The third technical trial commenced on May 10, 2022 and concluded on May 18, 2022. The fourth technical trial commenced on October 5, 2022 and concluded on October 13, 2022. The fifth technical trial is currently being rescheduled per the court's availability.
District of Delaware Patent Proceedings
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
On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021, construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding. Trial for the consolidated proceedings is scheduled for March 6, 2023. On April 25, 2022, the parties filed a stipulation to stay only the claims relating to U.S. Patent No. 8,199,726. The stipulation was granted.

District of Delaware Antitrust Proceedings
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
China Proceedings
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (the “Beijing IP Court”) seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. On November 15, 2021, the Beijing IP Court denied the jurisdictional challenge, and the Company filed an appeal with the Supreme People’s Court of the People’s Republic of China (the “SPC”) on December 14, 2021. That appeal was denied by the SPC on September 5, 2022, and the case was sent back to the Beijing IP Court.
On November 26, 2021, the Company was informed that Lenovo had purportedly filed an additional complaint against the Company in the Wuhan Intermediate People’s Court (the “Wuhan Court”) seeking a determination of a global FRAND royalty rate for the period from 2024 to 2029 for the Company’s 3G, 4G, and 5G SEPs. On April 16, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Wuhan Court. The application remains pending.
Germany Proceedings
On March 25, 2022, March 28, 2022, and April 6, 2022, the Company and certain of its subsidiaries filed patent infringement claims in the Munich and Mannheim Regional Courts against Lenovo and certain of its affiliates, alleging infringement of European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684 relating to HEVC standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Mannheim Regional Court has scheduled hearings regarding European Patent Nos. 3,267,684 and 3,624,447 for April 21, 2023 and May 2, 2023, respectively.The Munich Regional Court has not yet scheduled the remaining hearings.
Oppo, OnePlus and realme
UK Proceedings
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
On January 19, 2022, Oppo filed a jurisdictional challenge with the UK High Court which the parties have agreed to adjourn pending the outcome of Oppo’s jurisdiction challenge before the UK Supreme Court in a case involving Nokia.
The first technical trial is scheduled to commence on May 8, 2023. The second and third technical trials are scheduled to commence on June 26, 2023, and July 10, 2023, respectively. The willingness trial is expected to commence on October 23, 2023. The FRAND trial is scheduled to commence on February 26, 2024. The fourth technical trial is currently stayed pending the Company’s appeal of the results of the second technical trial in the Lenovo UK Proceeding.

India Proceedings
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
Germany Proceedings
On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court has scheduled hearings for December 14, 2022 and March 16, 2023. The Mannheim Regional Court has scheduled a hearing for March 24, 2023.
China Proceedings
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
Spain Proceedings
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
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2022.
6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2022, December 31, 2021 and September 30, 2021 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,
	2022	2021	2021
Cash and cash equivalents	$539,651	$706,282	$467,606
Restricted cash included within prepaid and other current assets	8,253	5,861	1,300
Restricted cash included within other non-current assets	1,081	1,081	1,081
Total cash, cash equivalents and restricted cash	$548,985	$713,224	$469,987
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.

Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. As of September 30, 2022, one licensee comprised 89% and as of December 31, 2021, four licensees comprised 66% of our net accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$496,338	$—	$—	$496,338
Commercial paper (b)	—	150,286	—	150,286
U.S. government securities	—	130,093	—	130,093
Corporate bonds, asset backed and other securities (c)	—	96,040	—	96,040
Total	$496,338	$376,419	$—	$872,757

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$705,725	$—	$—	$705,725
Commercial paper(b)	—	158,452	—	158,452
U.S. government securities	—	51,301	—	51,301
Corporate bonds, asset backed and other securities	—	33,091	—	33,091
Total	$705,725	$242,844	$—	$948,569
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of September 30, 2022 and December 31, 2021, $42.4 million and $7.5 million, respectively, of commercial paper was included within cash and cash equivalents.
(c)As of September 30, 2022, $10.3 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents.
Non-Recurring Fair Value Measurements
Investments in Other Entities
During the second quarter 2022 and 2021, we recognized $1.6 million and $1.0 million, respectively, of gains resulting from observable price changes of our long-term strategic investments, which were included within “Other income (expense), net” in the condensed consolidated statement of income.
Patents
During second quarter 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patent assets, which were classified as held-for sale. We determined the fair value based upon evaluation of market conditions and recognized an $11.0 million patent impairment during the second quarter 2021 and a $2.2 million impairment during the fourth quarter 2021. These patents held for sale are recorded at fair value on September 30, 2022 and are included within "Prepaid and other current assets" in the condensed consolidated balance sheet.
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

Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of September 30, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	September 30, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$450,652	$401,240	$—	$—	$—
2024 Senior Convertible Long-Term Debt	$126,174	$125,203	$118,048	$400,000	$395,632	$437,760
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of September 30, 2022 and December 31, 2021 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$30,004	$28,441	$27,113	$28,569
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
In connection with the above-noted transactions, the Company incurred approximately $9.9 million of directly related costs, which were capitalized as deferred financing costs and as a reduction of long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method.

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
During second quarter 2022, the Company repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. We specifically negotiated the repurchase of the 2024 Notes with investors who concurrently purchased the 2027 Notes, such that their purchase of the 2027 Notes funded our repurchase of the 2024 Notes. As a result of the partial repurchase of the 2024 Notes, $126.2 million in aggregate principal amount of the 2024 Notes remained outstanding as of September 30, 2022. Additionally, in connection with the partial repurchase of the 2024 Notes, the Company entered into partial unwind agreements that amend the terms of the 2024 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2024 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.6 million shares of common stock in the aggregate were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions as of September 30, 2022. As of September 30, 2022, the warrants under the 2024 Warrant Transactions had a strike price of approximately $109.43 per share, as adjusted. Proceeds received from the unwind of the 2024 Note Hedge Transactions were $11.9 million, and consideration paid for the unwind of the 2024 Warrant Transactions was $3.8 million, resulting in net proceeds received of $8.0 million for the combined unwind transactions.
Because the concurrent redemption of the 2024 Notes and a portion of issuance of the 2027 Notes were executed with the same investors, we evaluated the transaction as a debt restructuring, on a creditor by creditor basis. The accounting conclusion was based on whether the exchange was a contemporaneous exchange of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor and if it was determined to have substantially different terms. All creditors involved in the repurchase transaction also purchased 2027 Notes in approximately the same or greater amount as the 2024 Notes principal repurchased. Additionally, the repurchase of the 2024 Notes and issuance of the 2027 Notes were deemed to have substantially different terms on the basis that the fair value of the conversion feature increased by more than 10% of the carrying value of the 2024 Notes, and therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. We recognized a $11.2 million loss on extinguishment of debt during second quarter 2022 in connection with this repurchase, which is included within "Other income (expense), net" in the condensed consolidated statement of income. The loss on extinguishment represents the difference between the fair value of consideration paid to reacquire the 2024 Notes and the carrying amount of the debt, including any unamortized debt issuance costs attributable to the 2024 Notes redeemed. The remaining unamortized debt issuance costs of $1.2 million will continue to be amortized throughout the remaining life of the 2024 Notes.

The following table reflects the carrying value of our Convertible Notes long-term debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	2027 Notes	2024 Notes	Total	2024 Notes
Principal	$460,000	$126,174	$586,174	$400,000
Less:
Deferred financing costs	(9,348)	(971)	(10,319)	(4,368)
Net carrying amount of the Convertible Notes	$450,652	$125,203	$575,855	$395,632
The following table presents the amount of interest cost recognized, which is included within "Interest Expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2022 and 2021 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three months ended September 30,
	2022			2021
	2027 Notes	2024 Notes	Total	2024 Notes
Contractual coupon interest	$4,025	$631	$4,656	$2,000
Amortization of deferred financing costs	422	138	560	411
Total	$4,447	$769	$5,216	$2,411

	Nine months ended September 30,
	2022			2021
	2027 Notes	2024 Notes	Total	2024 Notes
Contractual coupon interest	$5,501	$4,129	$9,630	$6,000
Amortization of deferred financing costs	564	880	1,444	1,211
Total	$6,065	$5,009	$11,074	$7,211

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2022 and December 31, 2021 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2022, we recognized $1.0 million and $2.9 million, respectively, of interest expense related to this debt, compared to $0.4 million and $2.0 million during the three and nine months ended September 30, 2021, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of September 30, 2022, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of three variable interest entities. As of September 30, 2022, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $17.9 million and $0.6 million, respectively. Assets included $4.7 million of cash and cash equivalents, $4.0 million of prepaid and other current assets, and $9.1 million of patents, net. As of December 31, 2021, the combined book values of the assets and liabilities associated with these variable interest entities included in our condensed consolidated balance sheet were $27.1 million and $2.5 million, respectively. Assets included $5.1 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid and other current assets, and $18.0 million of patents, net.
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2021 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless. For the three and nine months ended September 30, 2022, we allocated approximately $0.5 million and $1.2 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and nine months ended September 30, 2021, we allocated $1.0 million and $8.7 million, respectively.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. Chordant is a variable interest entity, and we have determined that we are the primary beneficiary for accounting purposes and consolidate Chordant. For each of the three and nine months ended September 30, 2022, we allocated $0.0 million of Chordant's net loss to noncontrolling interests held by other parties, and for the three and nine months ended September 30, 2021, we allocated $0.0 million and $2.3 million, respectively. Chordant ceased operations during 2021.
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

9. OTHER INCOME (EXPENSE), NET
The amounts included in "Other income (expense), net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest and investment income	$4,421	$385	$4,927	$1,384
Loss on extinguishment of long-term debt	—	—	(11,190)	—
Other	(3,509)	(1,922)	(8,846)	842
Other income (expense), net	$912	$(1,537)	$(15,109)	$2,226
Interest and investment income increased $4.0 million and $3.5 million during the three and nine months ended September 30, 2022, respectively, compared to same periods in 2021 primarily due to market conditions driving higher yields on the Company's short-term investments. The $11.2 million loss on extinguishment of long-term debt was related to the partial repurchase of the 2024 Notes, as described further in Note 7, "Obligations".
The change in Other was primarily due to a foreign currency translation loss arising from euro translation of our foreign subsidiaries. Additionally, Other included gains resulting from observable price changes of our long-term strategic investments, which were $1.6 million recognized in second quarter 2022 and $1.0 million recognized in second quarter 2021, and a $1.9 million gain on a contract termination recognized in first quarter 2021.
10.    OTHER ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Tax receivables	$64,103	$57,127
Restricted cash	8,253	5,861
Prepaid assets	6,737	5,479
Patents held for sale	4,000	4,000
Other current assets	2,935	5,078
Total Prepaid and other current assets	$86,028	$77,545
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Tax receivables	$24,892	$30,026
Long-term investments	22,603	21,280
Goodwill	22,421	22,421
Right-of-use assets	20,341	17,851
Other non-current assets	11,852	10,923
Total Other non-current assets, net	$102,109	$102,501
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
As of September 30, 2022, the Company's restructuring liability was $5.5 million, which was included in "Other accrued expenses" on our condensed consolidated balance sheet. As of December 31, 2021, the Company's restructuring liability was $18.3 million, of which $12.5 million was included in "Other accrued expenses" and $5.8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Totals
Balance as of December 31, 2021	$18,281
Accrual	542
Cash payments	(4,519)
Other	42
Balance as of March 31, 2022	$14,346
Accrual	310
Cash payments	(5,199)
Other	(639)
Balance as of June 30, 2022	$8,818
Accrual	—
Cash payments	(2,775)
Other	(499)
Balance as of September 30, 2022	$5,544
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Asset impairment	$—	$—	$2,427	$11,000
Severance and other benefits	—	6,998	305	18,084
Outside services and other associated costs	—	47	548	1,246
Reimbursement arrangements	—	—	—	(10,040)
Total	$—	$7,045	$3,280	$20,290

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
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “non-recurring revenues.” Non-recurring revenues are comprised of past patent royalties and revenues from static agreements.
New Revenue Agreement
On September 30, 2022, we renewed a patent license agreement with Apple Inc. The Company expects to recognize approximately $134.0 million in revenue each year over the seven-year term of the license, which commenced on October 1, 2022.
Cash & Short-term Investments
As of September 30, 2022, we had $872.8 million of cash, cash equivalents, restricted cash and short-term investments and an additional $1.1 billion of cash payments due under contracted fixed price agreements, including $365.1 million recorded in our $403.0 million accounts receivable balance. The remaining accounts receivable is primarily related to variable patent royalty revenue.
Over 90% of our revenue comes from fixed price agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue. Our accounts receivable balance of $403.0 million, as of September 30, 2022, includes an expected, partial, upfront payment associated with a recent license renewal.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three and nine months ended September 30, 2022 and 2021, including the resulting operating cash flow (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Cash vs. Non-cash revenue:	2022	2021	2022	2021
Fixed fee cash receipts (a)	$26,662	$143,050	$73,804	$193,412
Other cash receipts (b)	6,403	7,739	31,615	36,223
Change in deferred revenue	(274,034)	(150,703)	(146,334)	(64,044)
Change in receivables	354,242	129,655	371,930	125,649
Other	1,491	13,755	9,724	22,354
Total Revenue	$114,764	$143,496	$340,739	$313,594
Net cash used in operating activities	$(18,729)	$96,264	$(70,469)	$59,163
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated past patent royalties
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and non-recurring revenues.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of September 30, 2022 (in thousands):

Deferred Revenue
Remainder of 2022	$81,892
2023	171,922
2024	121,824
2025	106,224
2026	1,011
Thereafter	4,697
Total Revenue	$487,570
Revenue
Third quarter 2022 recurring revenue was $101.0 million, compared to recurring revenue of $93.4 million in third quarter 2021, a 8% year-over-year increase. In third quarter 2022, revenues (in descending order) from Apple, Samsung, Xiaomi, and Huawei each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --Third Quarter 2022 Compared to Third Quarter 2021" for further discussion of our 2022 revenue.
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
While the environment in which we conduct our business and our overall working conditions have changed as a result of the COVID-19 pandemic, we experienced a limited impact on our operations and financial position during third quarter 2022. Fixed-fee royalties accounted for 89% of our recurring revenues in fiscal year 2021. These fixed-fee revenues are not directly affected by our related licensees’ success in the market or the general economic climate. To that end, in third quarter 2022, we did not experience a significant impact on our contracted revenue due to COVID-19. Meanwhile, we have taken steps to protect the health and safety of our employees and their families, with the majority of our workforce continuing to work remotely or on a hybrid basis. We returned to in-person work as of April 2022 and all of our locations are open. Despite any remote working conditions, our business activities have continued to operate with minimal interruption, and we expect them to continue to operate efficiently. Although we have resumed work-related travel, a portion of our licensing negotiations, investor presentations and participation in standards organizations and industry events have been virtually. Between March 12, 2020, when we began to work almost entirely remotely, and September 30, 2022, we successfully concluded twenty-two new patent license agreements that we estimate will result in revenues exceeding $1.7 billion over their respective lives. Our financial position remains strong, we believe we have sufficient access to capital if needed, and we remain committed to our efforts around cost discipline.

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
Comparability of Financial Results
When comparing third quarter 2022 financial results against other periods, the following items should be taken into consideration:
•Our third quarter 2022 revenue includes $13.7 million of non-recurring revenue primarily related to new connected automobile license agreements.
•During third quarter 2022, we incurred $8.4 million of one-time supplemental compensation costs driven by licensing success.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2021 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2021 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of September 30, 2022, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash and short-term investments
As of September 30, 2022 and December 31, 2021, we had the following amounts of cash and cash equivalents, restricted cash and short-term investments (in thousands):

	September 30, 2022	December 31, 2021	Increase / (Decrease)
Cash and cash equivalents	$539,651	$706,282	$(166,631)
Restricted cash included within prepaid and other current assets	8,253	5,861	2,392
Restricted cash included within other non-current assets	1,081	1,081	—
Short-term investments	323,772	235,345	88,427
Total cash, cash equivalents, restricted cash and short-term investments	$872,757	$948,569	$(75,812)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was primarily attributable to cash used in operating activities of $70.5 million and cash used in investing activities of $31.1 million, excluding sales and purchases of short-term investments, partially offset by cash provided by financing activities of $29.4 million, primarily consisting of net proceeds from the debt refinancing. Refer to the sections below for further discussion of these items.

Cash flows (used in) provided by operating activities
Cash flows used in operating activities in the first nine months 2022 and 2021 (in thousands) were as follows:

	Nine months ended September 30,
	2022	2021	Change
Net cash (used in) provided by operating activities	$(70,469)	$59,163	$(129,632)
Our cash flows (used in) provided by operating activities are principally derived from cash receipts from patent license and technology solutions agreements, offset by cash operating expenses and income tax payments. The $129.6 million change in net cash (used in) provided by operating activities was primarily driven by non-cash revenue, partially offset by lower cash operating expenses benefiting from the cost-savings actions taken in 2021. The table below sets forth the significant items comprising our cash flows (used in) provided by operating activities during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Total Cash Receipts	$105,419	$229,636	$(124,217)
Cash Outflows:
Cash operating expenses [a]	152,032	176,996	(24,964)
Income taxes paid [b]	4,585	9,835	(5,250)
Total cash outflows	156,617	186,831	(30,214)

Other working capital adjustments	(19,271)	16,358	(35,629)

Cash flows (used in) provided by operating activities	$(70,469)	$59,163	$(129,632)
______________________________
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for the first nine months 2022 was $123.2 million, a $110.7 million change from $12.5 million in the first nine months 2021. During the first nine months 2022, we purchased $92.1 million of short-term marketable securities, net of sales, and we capitalized $31.1 million of patent costs and property plant and equipment purchases. During the first nine months 2021, we sold $18.6 million of short-term marketable securities, net of purchases, we capitalized $30.0 million of patent costs and property plant and equipment purchases, and invested $1.1 million in a new strategic investment.
Net cash provided by financing activities for the first nine months 2022 was $29.4 million, a change of $83.7 million from $54.3 million net cash used in financing activities for the first nine months 2021. This change was primarily attributable to net proceeds of $139.2 million from the debt refinancing, partially offset by a $51.4 million increase in share repurchases.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2022 was approximately $487.6 million, a net increase of $176.4 million from December 31, 2021. This increase in deferred revenue was primarily attributable to an increase in accounts receivable associated with a license renewal signed in third quarter 2022 and was partially offset by amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2022 deferred revenue balance of $487.6 million by $211.0 million over the next twelve months.

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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes and $81.29 per share for the 2024 Notes as of September 30, 2022) or above the strike price of the warrants ($106.37 per share for the 2027 Warrant Transactions and $109.43 per share for the 2024 Warrant Transactions as of September 30, 2022), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," the Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof. ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes and the $126.2 million aggregate principal amount of the 2024 Notes outstanding as of September 30, 2022, and the approximately 5.9 million warrants related to the 2027 Notes and the 1.6 million warrants remaining related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions and 2024 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions:

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

RESULTS OF OPERATIONS
Third Quarter 2022 Compared to Third Quarter 2021
Revenues
The following table compares third quarter 2022 revenues to third quarter 2021 revenues (in thousands):

	Three months ended September 30,
	2022	2021	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$87,467	$84,143	$3,324	4%
CE, IoT/Auto	13,579	8,498	5,081	60%
Other	—	747	(747)	(100)%
Total recurring revenues	101,046	93,388	7,658	8%
Non-recurring revenues [a]	13,718	50,108	(36,390)	(73)%
Total revenues	$114,764	$143,496	(28,732)	(20)%
(a)    Non-recurring revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $114.8 million, which includes both recurring and non-recurring revenues, decreased 20% from $143.5 million in third quarter 2021 primarily due to $50.1 million of non-recurring revenues recognized on three previously disclosed agreements signed in third quarter 2021. Non-recurring revenues in third quarter 2022 were primarily attributable to revenues from new connected automobile license agreements.
Recurring revenue increased 8% to $101.0 million, compared to recurring revenue of $93.4 million in third quarter 2021. The company increased recurring revenue in both its Smartphone (up 4%) and CE, IoT/Auto markets (up 60%) as a result of nine new agreements signed over the last twelve months.
In third quarter 2022 and third quarter 2021, 70% and 79% of our total revenue, respectively, was attributable to licensees that individually accounted for 10% or more of our total revenue. In third quarter 2022 and third quarter 2021, the following licensees accounted for 10% or more of our total revenue:

	Three months ended September 30,
	2022	2021
Customer A	30%	19%
Customer B	17%	14%
Customer C	13%	31%
Customer D	10%	<10%
Customer E	<10%	15%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2022 and third quarter 2021 by category (in thousands):

	Three months ended September 30,
	2022	2021	Increase/(Decrease)
Patent administration and licensing	$46,720	$56,150	$(9,430)	(17)%
Development	21,789	22,546	(757)	(3)%
Selling, general and administrative	14,418	20,978	(6,560)	(31)%
Restructuring activities	—	7,045	(7,045)	(100)%
Total operating expenses	$82,927	$106,719	$(23,792)	(22)%

Operating expenses decreased to $82.9 million in third quarter 2022 from $106.7 million in third quarter 2021. The $23.8 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$(9,659)
Restructuring activities	(7,045)
Performance-based compensation	(4,538)
Other	(2,550)
Total decrease in operating expenses	$(23,792)

The $23.8 million decrease in operating expenses was primarily due to a reduction of non-recurring costs, which were driven by a $9.7 million decrease in revenue share costs primarily attributable to a patent license agreement signed in third quarter 2021 and a $7.0 million reduction in restructuring costs associated with the Company’s ongoing restructuring efforts. The remainder of the decrease was primarily attributable to a $4.5 million reduction in performance-based compensation.
Patent Administration and Licensing Expense: The $9.4 million decrease in patent administration and licensing expense was primarily due to the above-noted decrease in revenue share costs.
Development Expense: Development expense decreased $0.8 million primarily due to a decrease in consulting costs.
Selling, General and Administrative Expense: Selling, general and administrative expense decreased $6.6 million primarily due to the above-noted decrease in performance-based compensation.
Restructuring Activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan being substantially complete in 2022. There were no significant restructuring activities in third quarter 2022. For more information on the restructuring activities, refer to Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares third quarter 2022 non-operating expense to third quarter 2021 non-operating expense (in thousands):

	Three months ended September 30,
	2022	2021	Increase/(Decrease)
Interest expense	$(7,659)	$(5,773)	$(1,886)	(33)%
Interest and investment income	4,421	385	4,036	1,048%
Other expense	(3,509)	(1,922)	(1,587)	83%
Total non-operating expense	$(6,747)	$(7,310)	$563	8%
The $4.0 million increase in interest and investment income was primarily due to market conditions driving higher yields on the Company's short-term investments. Additionally, interest expense increased due to the additional interest on the 2027 Notes issued during second quarter 2022 and other expense increased primarily due to foreign currency translation loss arising from euro translation of our foreign subsidiaries.
Income taxes
In third quarter 2022 and 2021, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 13.2% and 14.4%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our third quarter 2022 and 2021 effective tax rate would have been 7.5% and 11.8%, respectively.

First Nine Months 2022 Compared to First Nine Months 2021
Revenues
The following table compares first nine months 2022 revenues to first nine months 2021 revenues (in thousands):

	Nine months ended September 30,
	2022	2021	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$262,908	$223,701	$39,207	18%
CE, IoT/Auto	36,455	21,951	14,504	66%
Other	911	4,467	(3,556)	(80)%
Total recurring revenues	300,274	250,119	50,155	20%
Non-recurring revenues [a]	40,465	63,475	(23,010)	(36)%
Total revenues	$340,739	$313,594	27,145	9%
(a)    Non-recurring revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $340.7 million, which includes both recurring and non-recurring revenues, increased 9% from $313.6 million in the first nine months of 2021 primarily due to recurring revenue increasing 20% to $300.3 million, compared to $250.1 million in 2021. The company increased recurring revenue in both its Smartphone (up 18%) and CE, IoT/Auto markets (up 66%) as a result of sixteen new agreements signed over the last eighteen months.
Non-recurring revenues decreased $23.0 million primarily attributable to revenues recognized on five previously disclosed agreements signed in 2021. Non-recurring revenues in 2022 were primarily attributable to three previously disclosed license agreements signed in the first nine months of 2022 and revenues from new connected automobile license agreements.
In first nine months 2022 and first nine months 2021, 71% and 71% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2022 and first nine months 2021, the following companies accounted for 10% or more of our total revenue:

	Nine months ended September 30,
	2022	2021
Customer A	31%	27%
Customer B	17%	19%
Customer C	13%	14%
Customer D	10%	11%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2022 and first nine months 2021 by category (in thousands):

	Nine months ended September 30,
	2022	2021	Increase/(Decrease)
Patent administration and licensing	$134,232	$133,694	$538	—%
Development	56,487	66,999	(10,512)	(16)%
Selling, general and administrative	34,818	46,994	(12,176)	(26)%
Restructuring activities	3,280	20,290	(17,010)	(84)%
Total operating expenses	$228,817	$267,977	$(39,160)	(15)%

Operating expenses decreased 15% to $228.8 million in first nine months 2022 from $268.0 million in first nine months 2021. The $39.2 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Restructuring activities	$(17,010)
Personnel-related costs	(16,683)
Revenue share	(8,389)
Consulting costs	(4,668)
Intellectual property enforcement and non-patent litigation	7,761
Other	(171)
Total decrease in operating expenses	$(39,160)
The $39.2 million decrease in operating expenses was primarily due to a reduction of non-recurring costs, which were driven by a $8.4 million decrease in revenue share costs primarily attributable to a patent license agreement signed in third quarter 2021 and a $17.0 million reduction in restructuring costs associated with the Company’s ongoing restructuring efforts. Additionally, the cost-savings restructuring actions taken in 2021 drove a $16.7 million decrease in personnel-related costs and a $4.7 million decrease in consulting costs. These decreases were partially offset by $7.8 million of additional intellectual property enforcement costs related to the Lenovo and Oppo litigations.
Patent Administration and Licensing Expense: The $0.5 million increase in patent administration and licensing expense primarily resulted from the above-noted increase in intellectual property enforcement costs. This increase was partially offset by the above-noted decreases in revenue share costs and consulting costs.
Development Expense: Development expense decreased by $10.5 million primarily resulting from the above-noted decreases in personnel-related costs and consulting costs.
Selling, General and Administrative Expense: The $12.2 million decrease in selling, general and administrative expense primarily resulted from the above-noted decreases in personnel-related costs and consulting costs.
Restructuring Activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan being substantially complete in 2022. For more information on the restructuring activities, refer to Note 11, "Restructuring Activities" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Expense
The following table compares first nine months 2022 non-operating expense to first nine months 2021 non-operating expense (in thousands):

	Nine months ended September 30,
	2022	2021	Increase/(Decrease)
Interest expense	$(19,446)	$(19,429)	$(17)	—%
Interest and investment income	4,927	1,384	3,543	256%
Loss on extinguishment of long-term debt	(11,190)	—	(11,190)	—%
Other (expense) income, net	(8,846)	842	(9,688)	1,151%
Total non-operating expense	$(34,555)	$(17,203)	$(17,352)	(101)%
The $11.2 million loss on extinguishment of long-term debt was related to the partial repurchase of the 2024 Notes, as described further in Note 7, "Obligations". Other (expense) income, net increased primarily due to a foreign currency translation loss of $6.7 million in the first nine months 2022 arising from euro translation of our foreign subsidiaries, compared to a foreign currency translation loss of $2.6 million in first nine months 2021. These changes were partially offset by an increase in interest and investment income primarily due to market conditions driving higher yields on the Company's short term investments.
Additionally, we recognized a $1.9 million gain on a contract termination in first nine months 2021 and in both periods we recognized gains resulting from observable price changes of our long-term strategic investments, which were $1.6 million in first nine months 2022 and $1.0 million in first nine months 2021.

Income taxes
In first nine months 2022 and 2021, we had an effective tax rate of 22.4% and 21.3%, respectively. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our nine months ended 2022 and 2021 effective tax rate would have been 18.1% and 8.4%, respectively. In the nine months ended 2022 and 2021, we recorded a net discrete tax benefit of $2.3 million and $0.3 million, respectively, primarily related to extinguishment of long-debt and share-based compensation.

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during third quarter 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2022 - July 31, 2022	—	$—	—	$67,019,447
August 1, 2022 - August 31, 2022	—	$—	—	$67,019,447
September 1, 2022 - September 30, 2022	—	$—	—	$67,019,447
Total	—	$—	—
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
(3) Amounts shown in this column reflect the amounts remaining under the 2014 Repurchase Program at the end of the period.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of InterDigital Inc. (Exhibit 3.1 to InterDigital's Form 8-K dated July 13, 2022).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: November 3, 2022	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: November 3, 2022	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer