Form 10-Q
period 2023-03-31
InterDigital, Inc.
filed 2023-05-04
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	26,741,717
Title of Class	Outstanding at May 2, 2023

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$430,625	$693,479
Short-term investments	520,059	508,298
Accounts receivable	144,038	53,182
Prepaid and other current assets	101,692	89,716
Total current assets	1,196,414	1,344,675
PROPERTY AND EQUIPMENT, NET	11,445	11,338
PATENTS, NET	344,205	353,999
DEFERRED TAX ASSETS	81,748	94,373
OTHER NON-CURRENT ASSETS, NET	114,746	95,720
Total non-current assets	552,144	555,430
TOTAL ASSETS	$1,748,558	$1,900,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,464	$9,997
Accrued compensation and related expenses	18,565	38,400
Deferred revenue	178,816	189,059
Dividends payable	9,449	10,384
Other accrued expenses	39,099	23,506
Total current liabilities	254,393	271,346
LONG-TERM DEBT	607,914	607,066
LONG-TERM DEFERRED REVENUE	205,057	237,580
OTHER LONG-TERM LIABILITIES	55,893	53,600
TOTAL LIABILITIES	1,123,257	1,169,592
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,329 and 71,923 shares issued and 27,074 and 29,668 shares outstanding	693	719
Additional paid-in capital	719,129	717,102
Retained earnings	1,384,243	1,492,046
Accumulated other comprehensive loss	(337)	(916)
	2,103,728	2,208,951
Treasury stock, 42,255 and 42,255 shares of common stock held at cost	1,484,056	1,484,056
Total InterDigital, Inc. shareholders’ equity	619,672	724,895
Noncontrolling interest	5,629	5,618
Total equity	625,301	730,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,748,558	$1,900,105
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
REVENUES	$202,373	$101,318
OPERATING EXPENSES:
Research and portfolio development	49,429	44,177
Licensing	21,368	15,530
General and administrative	12,315	10,884
Restructuring activities	—	542
Total Operating expenses	83,112	71,133

Income from operations	119,261	30,185

INTEREST EXPENSE	(12,087)	(5,515)
OTHER INCOME (EXPENSE), NET	13,191	(1,005)
Income before income taxes	120,365	23,665
INCOME TAX PROVISION	(16,845)	(5,961)
NET INCOME	$103,520	$17,704
Net loss attributable to noncontrolling interest	(1,739)	(290)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$105,259	$17,994
NET INCOME PER COMMON SHARE — BASIC	$3.66	$0.59
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	28,780	30,703
NET INCOME PER COMMON SHARE — DILUTED	$3.58	$0.58
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	29,372	31,275

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$103,520	$17,704
Unrealized gain (loss) on investments, net of tax	579	(310)
Comprehensive income	$104,099	$17,394
Comprehensive loss attributable to noncontrolling interest	(1,739)	(290)
Total comprehensive income attributable to InterDigital, Inc.	$105,838	$17,684
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	17,994	—	—	—	—	17,994
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(290)	(290)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Noncontrolling interest contributions	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(310)	—	—	—	(310)
Dividends declared ($0.35 per share)	—	—	158	(10,961)	—	—	—	—	(10,803)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	139	1	(5,027)	—	—	—	—	—	(5,026)
Amortization of unearned compensation	—	—	5,386	—	—	—	—	—	5,386
BALANCE, MARCH 31, 2022	71,883	$718	$715,342	$1,448,138	$(881)	41,031	$(1,409,611)	$6,960	$760,666

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	105,259	—	—	—	—	105,259
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,739)	(1,739)
Noncontrolling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized loss on short-term investments	—	—	—	—	579	—	—	—	579
Dividends declared ($0.35 per share)	—	—	259	(9,708)	—	—	—	—	(9,449)
Exercise of common stock options	13	—	687	—	—	—	—	—	687
Issuance of common stock, net	132	1	(6,709)	—	—	—	—	—	(6,708)
Amortization of unearned compensation	—	—	7,790	—	—	—	—	—	7,790
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	—	—	—	(203,381)
BALANCE, MARCH 31, 2023	69,329	$693	$719,129	$1,384,243	$(337)	42,255	$(1,484,056)	$5,629	$625,301
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,520	$17,704
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,526	19,282
Non-cash interest (income) expense, net	(3,434)	1,498
Non-cash change in fair-value	(158)	—
Change in deferred revenue	(42,766)	(50,741)
Deferred income taxes	12,471	2,492
Share-based compensation	7,790	5,386
Impairment of assets	2,500	—
Other	67	—
(Increase) decrease in assets:
Receivables	(90,856)	7,475
Deferred charges and other assets	(31,091)	(2,772)
(Decrease) increase in liabilities:
Accounts payable	(2,807)	420
Accrued compensation and other expenses	(2,614)	(18,716)
Net cash used in operating activities	(27,852)	(17,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(309,393)	(2,139)
Sales of short-term investments	303,411	119,950
Purchases of property and equipment	(1,209)	(337)
Capitalized patent costs	(7,272)	(9,872)
Net cash (used in) provided by investing activities	(14,463)	107,602
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	(100)	—
Repurchase of common stock	(203,381)	—
Net proceeds from exercise of stock options	687	1,226
Non-controlling interest contribution	1,750	1,500
Taxes withheld upon restricted stock unit vestings	(6,708)	(5,026)
Dividends paid	(10,384)	(10,741)
Net cash used in financing activities	(218,136)	(13,041)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(260,451)	76,589
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	703,161	713,224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$442,710	$789,813
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2023, the results of our operations for the three months ended March 31, 2023 and 2022 and our cash flows for the three months ended March 31, 2023 and 2022. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2023. Definitions of capitalized terms not defined herein appear within our 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2022 Form 10-K, except as indicated below in "New Accounting Guidance".
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
During 2022, the Company made reclassifications between the operating expenses lines on the consolidated income statement in order to more clearly reflect the Company’s investments to create and protect the value of our innovations. The Company grouped research and portfolio related costs within the line "Research and portfolio development", previously referred to as "Development", which resulted in reclassifying certain portfolio related costs out of the "Licensing" line, previously referred to as "Patent administration and licensing", and into "Research and portfolio development." The impact of this reclassification was $26.6 million for the three months ended March 31, 2022. Additionally, the previous "Selling, general, and administrative" line is now referred to as "General and administrative".
Beginning in third quarter 2022, we updated our disaggregated revenue disclosures to provide information to enable investors to better understand the composition of revenue from contracts with customers. As a result, variable patent royalty revenue and fixed-fee royalty revenue was combined and disaggregated into the Smartphone and CE, IoT/Auto groupings. Additionally, the Other category includes current technology solutions revenues and catch-up revenues is comprised of past patent royalties and revenues from static agreements. We believe this better reflects both our current revenue sources and our growth opportunities across these vertical markets.

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2023	2022
Income taxes paid, including foreign withholding taxes	$4,942	$3,349
Non-cash investing and financing activities:
Dividend payable	9,449	10,803
Non-cash acquisition of patents	—	30,100
Non-cash distribution of patents	—	1,928
Accrued capitalized patent costs and property and equipment purchases	(1,274)	1,562
New Accounting Guidance
No new accounting pronouncement issued or effective during the quarter had or is expected to have a material impact on our condensed consolidated interim financial statements.
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$87,431	$87,698	$(267)	—%
CE, IoT/Auto	14,086	11,190	2,896	26%
Other	56	239	(183)	(77)%
Total recurring revenues	101,573	99,127	2,446	2%
Catch-up revenues [a]	100,800	2,191	98,609	4,501%
Total revenues	$202,373	$101,318	$101,055	100%

(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
During the three months ended March 31, 2023, we recognized $59.1 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2023, we had contract assets of $133.1 million and $19.6 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2022, we had contract assets of $32.9 million and $2.5 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.

Contracted Revenue
Based on contracts signed and committed as of March 31, 2023, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2023	$267,055
2024	295,464
2025	282,709
2026	215,487
2027	213,257
Thereafter	472,696
Total Revenue	$1,746,668
(a)    This table includes our estimated revenue related to Samsung and Lenovo.  In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.
3. INCOME TAXES
In the three months ended March 31, 2023 and 2022, the Company had an estimated annual effective tax rate of 14.0% and 25.2%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company due to higher taxable income and as well as timing difference between the recognition of book and tax revenue. Additionally, the effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the three months ended March 31, 2023 and 2022 would have been 13.8% and 19.2% respectively. During both the three months ended March 31, 2023 and 2022, the Company recorded discrete net benefits of $1.0 million and $0.3 million, respectively, primarily related to share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the three months ended March 31, 2023 and 2022, the Company paid approximately $4.4 million and $3.2 million, respectively, in foreign source creditable withholding tax.

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

	Three months ended March 31,
	2023	2022
Net income applicable to InterDigital, Inc.	$105,259	$17,994
Weighted-average shares outstanding:
Basic	28,780	30,703
Dilutive effect of stock options, RSUs, convertible securities and warrants	592	572
Diluted	29,372	31,275
Earnings per share:
Basic	$3.66	$0.59
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.08)	(0.01)
Diluted	$3.58	$0.58

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

	Three months ended March 31,
	2023	2022
Restricted stock units and stock options	420	414
Warrants	7,488	4,921
Total	7,908	5,335
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

5. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Lenovo
UK Proceedings
On August 27, 2019, the Company and certain of its subsidiaries filed a claim in the UK High Court against Lenovo Group Limited and certain of its subsidiaries. The claim, as amended, alleges infringement of five of the Company's patents relating to 3G and/or 4G/LTE standards: European Patent (UK) Nos. 2,363,008; 2,421,318; 2,485,558; 2,557,714; and 3,355,537. The Company sought, among other relief, injunctive relief to prevent further infringement of the asserted patents or, in the alternative, a determination of the terms of a FRAND license.
On July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo appealed this decision, and on January 19, 2023, the UK Court of Appeal upheld the UK High Court’s findings that Lenovo is infringing on InterDigital’s valid and essential patent. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. The Company appealed this decision as legally erroneous, and on February 9, 2023, the UK Court of Appeal allowed the appeal, finding that Lenovo is infringing on InterDigital’s valid and essential patent. On January 31, 2023, the UK High Court issued its decision regarding the third technical trial finding European Patent (UK) No. 2,421,318 valid, essential, and infringed. On March 7, 2023, the UK High Court issued an order staying all deadlines with respect to the fourth and fifth technical trials. On March 16, 2023, the UK High Court issued its order regarding judgement in the trial to determine how much Lenovo must pay for a license to the Company's portfolio of cellular assets, awarding the Company a lump sum of $138.7 million for such license through December 31, 2023. A form of order hearing took place in May 2023 regarding the license terms, interest, costs, and permission to appeal. The Company is awaiting the decision from that hearing. We have accrued an estimated net one-time litigation fee reimbursement of $5.7 million in first quarter 2023 within the Licensing line in our Consolidated Statement of Income.
District of Delaware Patent Proceedings
On August 28, 2019, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the District of Delaware (the "Delaware District Court") against Lenovo Holding Company, Inc. and certain of its subsidiaries alleging that Lenovo infringes eight of the Company's U.S. patents-U.S. Patent Nos. 8,085,665; 8,199,726; 8,427,954; 8,619,747; 8,675,612; 8,797,873; 9,203,580; and 9,456,449-by making, using, offering for sale, and/or selling Lenovo wireless devices with 3G and/or 4G LTE capabilities. As relief, InterDigital is seeking: (a) a declaration that the Company is not in breach of its relevant FRAND commitments with respect to Lenovo; (b) to the extent Lenovo does not agree to negotiate a worldwide patent license, does not agree to enter into binding international arbitration to set the terms of a FRAND license, and does not agree to be bound by the terms to be set by the UK High Court in the separately filed UK proceedings described above, an injunction prohibiting Lenovo from continued infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) attorneys’ fees and costs.
On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021, construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding. Trial for the consolidated proceedings has been rescheduled from March 6, 2023 to July 10, 2023, and once again to December 4, 2023. On April 25, 2022, the parties filed a stipulation to stay only the claims relating to U.S. Patent No. 8,199,726. The stipulation was granted. On January 13, 2023, Lenovo filed a motion to sever and stay the Company’s patent infringement claims, requesting that its Sherman Act and breach of FRAND claims proceed to trial. That motion is currently pending.
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
Germany Proceedings
On March 25, 2022, March 28, 2022, and April 6, 2022, the Company and certain of its subsidiaries filed patent infringement claims in the Munich and Mannheim Regional Courts against Lenovo and certain of its affiliates, alleging infringement of European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684 relating to HEVC standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Mannheim Regional Court held a hearing on April 21, 2023 regarding European Patent No. 3,267,684. The Mannheim Regional Court held a hearing regarding European Patent No. 3,624,447 on May 2, 2023. The Munich Regional Court has scheduled hearings regarding European Patent Nos. 2,449,782 and 2,452,498 for September 14, 2023 and June 20, 2024, respectively.
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
On March 24, 2023, the parties agreed to stay all technical trials on the basis that European Patent No. 2,485,558 is valid and essential based on the result of Technical Trial A in the Lenovo UK proceedings. The willingness trial is expected to commence on October 23, 2023. The rate determination trial is scheduled to commence on February 26, 2024.
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

Germany Proceedings
On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court held a hearing on December 14, 2022 regarding European Patent No. 2,421,318, with a second hearing scheduled for October 18, 2023. The Munich Regional Court held a hearing on March 2, 2023 regarding European Patent No. 2,127,420, with a second hearing scheduled for September 15, 2023. The Munich Regional Court has also scheduled a hearing for September 19, 2024 on European Patent No. 2,485,558.
China Proceedings
On January 19, 2022, the Company was informed that Oppo had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court (the “Guangzhou IP Court”) seeking a determination of a global FRAND royalty rate for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs. On May 20, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Guangzhou IP Court. On January 12, 2023, the Guangzhou IP Court denied the application. On February 28, 2023, the Company filed an appeal to the decision.
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
Samsung
The Company reached an agreement with Samsung Electronics Co. Ltd. (“Samsung”) to enter into binding arbitration to determine the final terms of a renewed patent license agreement to certain of the Company’s patents, which will be effective from January 1, 2023. The Company and Samsung have also agreed not to initiate certain claims against the other during the arbitration. On March 31, 2023, the Company filed a request for arbitration with the International Chamber of Commerce.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2023, except as noted above.
6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2023, December 31, 2022 and March 31, 2022 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Cash and cash equivalents	$430,625	$693,479	$783,016
Restricted cash included within prepaid and other current assets	12,085	9,682	5,716
Restricted cash included within other non-current assets	—	—	1,081
Total cash, cash equivalents and restricted cash	$442,710	$703,161	$789,813
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.

Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Four licensees comprised 94% and 76% of our net accounts receivable balance, as of March 31, 2023 and December 31, 2022, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$375,375	$—	$—	$375,375
Commercial paper (b)	—	174,601	—	174,601
U.S. government securities(c)	—	227,745	—	227,745
Corporate bonds, asset backed and other securities (d)	—	185,048	—	185,048
Total	$375,375	$587,394	$—	$962,769

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$643,825	$—	$—	$643,825
Commercial paper (b)	—	209,956	—	209,956
U.S. government securities(c)	—	243,840	—	243,840
Corporate bonds, asset backed and other securities (d)	—	113,838	—	113,838
Total	$643,825	$567,634	$—	$1,211,459
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of March 31, 2023 and December 31, 2022, $0.0 million and $26.7 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of March 31, 2023 and December 31, 2022, $57.9 million and $15.7 million of U.S. government securities was included within cash and cash equivalents, respectively.
(d)As of March 31, 2023 and December 31, 2022, $9.4 million and $16.9 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Non-Recurring Fair Value Measurements
Patents
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
During first quarter 2023, we incurred a one-time impairment of $2.5 million on our patents held for sale. We determined the fair value based upon evaluation of market conditions. The patents held for sale are included within "Prepaid and other current assets" in the consolidated balance sheet.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of March 31, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	March 31, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$451,493	$515,605	$460,000	$451,062	$441,485
2024 Senior Convertible Long-Term Debt	$126,174	$125,484	$130,199	$126,174	$125,342	$119,941

Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of March 31, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$30,937	$29,140	$30,662	$28,048
7. OBLIGATIONS
2027 Notes, and Related Note Hedge and Warrant Transactions
On May 27, 2022, we issued $460.0 million in aggregate principal amount of 3.50% Senior Convertible Notes due 2027 (the "2027 Notes"). The net proceeds from the issuance of the 2027 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $450.0 million. The 2027 Notes bear interest at a rate of 3.50% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2022, and mature on June 1, 2027, unless earlier redeemed, converted or repurchased.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions, whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock at an initial strike price of $106.37 per share, subject to adjustment.
2024 Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019, we issued $400.0 million in aggregate principal amount of 2024 Notes. The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes bear interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and mature on June 1, 2024, unless earlier redeemed, converted or repurchased.
The 2024 Notes are convertible into cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock, at an initial conversion rate of 12.3018 shares of our common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share).
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
During second quarter 2022, the Company repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. As a result of the partial repurchase of the 2024 Notes, $126.2 million in aggregate principal amount of the 2024 Notes remained outstanding as of March 31, 2023. Additionally, in connection with the partial repurchase of the 2024 Notes, the Company entered into partial unwind agreements that amend the terms of the 2024 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2024 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.6 million shares of common stock in the aggregate were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions as of March 31, 2023. As of March 31, 2023, the warrants under the 2024 Warrant Transactions had a strike price of approximately $109.43 per share, as adjusted.
The following table reflects the carrying value of our Convertible Notes long-term debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	126,174	126,174
Less:
Deferred financing costs	(9,197)	(9,770)
Net carrying amount of the Convertible Notes	$576,977	$576,404
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three months ended March 31, 2023 and 2022 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three months ended March 31,
	2023			2022
	2027 Notes	2024 Notes	Total	2024 Notes
Contractual coupon interest	$4,025	$631	$4,656	$2,000
Amortization of deferred financing costs	431	142	573	424
Total	$4,456	$773	$5,229	$2,424

Technicolor Patent Acquisition Long-Term Debt
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor SA ("Technicolor"), a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). In conjunction with the Technicolor Patent Acquisition, we assumed Technicolor’s rights and obligations under a joint licensing program with Sony relating to digital televisions and standalone computer display monitors, which commenced in 2015 and is referred to as the "Madison Arrangement." An affiliate of CPPIB Credit Investments Inc. ("CPPIB Credit"), a wholly owned subsidiary of Canada Pension Plan Investment Board, is a third-party investor in the Madison Arrangement. CPPIB Credit has made certain payments to Technicolor and Sony and has agreed to contribute cash to fund certain capital reserve obligations under the arrangement in exchange for a percentage of future revenues, specifically through September 11, 2030 in regard to the Technicolor patents.

Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2023 and December 31, 2022 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2023 and 2022, we recognized $0.3 million and $0.9 million of interest expense related to this debt. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of March 31, 2023, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of one variable interest entity. As of March 31, 2023, the book value of the assets and liabilities associated with this variable interest entity included in our condensed consolidated balance sheet were $14.6 million and $0.3 million, respectively. Assets included $4.2 million of cash and cash equivalents, $1.5 million of prepaid and other current assets, and $8.9 million of patents, net. As of December 31, 2022, the book value of the assets and liabilities associated with this variable interest entity included in our condensed consolidated balance sheet were $17.5 million and $1.8 million, respectively. Assets included $4.4 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid and other current assets, and $9.1 million of patents, net.
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2021 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless. For the three months ended March 31, 2023 and 2022 we allocated approximately $1.7 million and $0.3 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties.

9. OTHER INCOME (EXPENSE), NET
The amounts included in "Other income (expense), net" in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Interest and investment income	$11,680	$209
Other	1,511	(1,214)
Other income (expense), net	$13,191	$(1,005)
Interest and investment income of $11.7 million increased $11.5 million compared to first quarter 2022 primarily due to market conditions driving higher yields on our short-term investments. The change in Other was primarily due to fair value adjustments of our investments resulting in a $1.0 million net gain in first quarter 2023, compared to a $0.8 million net loss in first quarter 2022, and a foreign currency translation net gain arising from euro translation of our foreign subsidiaries of $0.7 million in first quarter 2023, compared to a $0.4 million net loss in first quarter 2022.
10.    OTHER ASSETS
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Tax receivables	$66,854	$64,117
Prepaid assets	13,447	9,044
Restricted cash	12,085	9,682
Patents held for sale	1,500	4,000
Other current assets	7,806	2,873
Total Prepaid and other current assets	$101,692	$89,716
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Tax receivables	$31,967	$29,370
Goodwill	22,421	22,421
Long-term investments	19,715	19,593
Contract asset	19,573	2,544
Right-of-use assets	17,431	18,034
Other non-current assets	3,639	3,758
Total Other non-current assets, net	$114,746	$95,720
11.    RESTRUCTURING ACTIVITIES
During second quarter 2021, the Company undertook certain actions in order to increase focus on core technologies and markets.
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
The Company does not anticipate further restructuring costs at this time, however these charges are estimated based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts incurred for such activities may differ from amounts initially estimated.
As of March 31, 2023 and December 31, 2022, the Company's restructuring liability was $3.1 million and $4.5 million, respectively, and is included in "Other accrued expenses" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of December 31, 2022	$4,495
Cash payments	(1,487)
Other	52
Balance as of March 31, 2023	$3,060
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Severance and other benefits	$—	$527
Outside services and other associated costs	—	15
Total	$—	$542

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2022 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “catch-up revenues.” Catch-up revenues are comprised of past patent royalties and revenues from static agreements. Previously we referred to catch-up revenues as non-recurring revenues.
Samsung
On January 1, 2023, we agreed to renew our patent license agreement with Samsung and enter into binding arbitration to determine the final terms of the license, including the amount payable by Samsung under the new agreement. In first quarter 2023, we began recognizing revenue for Samsung at a conservative level consistent with the revenue we recognized from our patent license agreement that expired on December 31, 2022. We believe that it is likely the arbitration award will exceed the conservative estimate and require a true-up at that time.
Lenovo Proceedings
On March 16, 2023, the UK’s High Court handed down its judgment in the company’s licensing dispute with Lenovo. The Court ruled that Lenovo should pay a total of $138.7 million for a license to InterDigital’s portfolio of 3G, 4G and 5G patents, including past sales. We recognized $101.3 million of revenue in first quarter 2023, including $98.8 million of catch-up revenues based on conservative estimates of the minimum revenue that we expect to recognize under a patent license agreement. See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Lenovo proceedings.
Share Repurchases
On December 31, 2022, we announced an increase to the share repurchase program to a total of $400 million outstanding at the beginning of 2023. On January 23, 2023, we commenced a modified “Dutch auction” tender offer (the “Tender Offer”) to purchase for cash up to $200.0 million of our common stock. On February 23, 2023 we announced the final results of the Tender Offer, which resulted in the repurchase of 2.7 million shares of our common stock at a price of $72.98 per share, for an aggregate cost of $199.9 million, excluding fees, expenses and excise tax relating to the Tender Offer.
During the period April 1, 2023 to April 30, 2023, we repurchased 0.3 million shares for $24.7 million. As of April 30, 2023, there was $175.4 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares.
Cash & Short-term Investments
As of March 31, 2023, we had $962.8 million of cash, restricted cash and short-term investments and an additional $1.4 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under patent license agreements with Samsung and Lenovo. In addition, it includes $118.7 million of fixed-fee accounts receivable.
89% of our recurring revenue comes from fixed-fee royalties. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.

The following table reconciles the timing differences between cash receipts and recognized revenue during the three months ended March 31, 2023 and 2022, including the resulting operating cash flow (in thousands):

	Three months ended March 31,
Cash vs. Non-cash revenue:	2023	2022
Fixed fee cash receipts (a)	$24,669	$43,803
Other cash receipts (b)	19,972	8,592
Change in deferred revenue	42,766	50,741
Change in receivables	90,856	(7,475)
Other	24,110	5,657
Total Revenue	$202,373	$101,318
Net cash used in operating activities	$(27,852)	$(17,972)
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up patent royalties
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenues.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of March 31, 2023 (in thousands):

Deferred Revenue
Remainder of 2023	$146,478
2024	125,467
2025	106,224
2026	1,011
2027	1,076
Thereafter	3,617
Total Revenue	$383,873
Revenue
Total revenues of $202.4 million, which includes both recurring and catch-up revenues, nearly doubled from first quarter 2022 primarily due to catch-up revenues from the Lenovo proceedings recognized in first quarter 2023. First quarter 2023 recurring revenues were $101.6 million, compared to recurring revenues of $99.1 million in first quarter 2022, a 2% year-over-year increase. In first quarter 2023, revenues (in descending order) from Lenovo and Apple each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --First Quarter 2023 Compared to First Quarter 2022" for further discussion of our 2023 revenue.
Impact of Inflation and Other Market Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by increasing inflation, supply chain issues, rising interest rates, labor shortages, and the potential for a recession. These market factors, as well as the impacts of the Russia and Ukraine conflict, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition. See the section titled “Risk Factors” in the 2022 Form 10-K.

Comparability of Financial Results
When comparing first quarter 2023 financial results against other periods, the following items should be taken into consideration:
•Our first quarter 2023 revenues include $100.8 million of catch-up revenues primarily related to estimates associated with the Lenovo proceedings.
•In first quarter 2023, we accrued a $5.7 million one-time charge for a net litigation fee reimbursement associated with the Lenovo proceedings. See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Lenovo litigation.
•In first quarter 2023, we incurred a $2.5 million one-time impairment on our patents held for sale.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2022 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2022 Form 10-K. In addition, we have analyzed the impact of COVID-19 on our financial statements as of March 31, 2023, and we have determined that the changes to our significant judgments and estimates did not have a material impact on our financial statements. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash and short-term investments
As of March 31, 2023 and December 31, 2022, we had the following amounts of cash and cash equivalents, restricted cash and short-term investments (in thousands):

	March 31, 2023	December 31, 2022	Increase / (Decrease)
Cash and cash equivalents	$430,625	$693,479	$(262,854)
Restricted cash included within prepaid and other current assets	12,085	9,682	2,403
Short-term investments	520,059	508,298	11,761
Total cash, cash equivalents, restricted cash and short-term investments	$962,769	$1,211,459	$(248,690)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $218.1 million, cash used in operating activities of $27.9 million, and cash used in investing activities of $8.5 million, excluding sales and purchases of short-term investments. Refer to the sections below for further discussion of these items.
Cash flows used in operating activities
Cash flows used in operating activities in the first quarter 2023 and 2022 (in thousands) were as follows:

	Three months ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(27,852)	$(17,972)	$(9,880)

Our cash flows used in operating activities are principally derived from cash operating expenses and income tax payments, offset by cash receipts from patent license agreements. The $9.9 million change in net cash used in operating activities was primarily driven by lower cash receipts due to the timing of cash receipts related to existing patent license agreements. The table below sets forth the significant items comprising our cash flows used in operating activities during the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Total Cash Receipts	$44,642	$52,395	$(7,753)
Cash Outflows:
Cash operating expenses [a]	53,296	46,465	6,831
Income taxes paid [b]	4,942	3,349	1,593
Total cash outflows	58,238	49,814	8,424

Other working capital adjustments	(14,256)	(20,553)	6,297

Cash flows used in operating activities	$(27,852)	$(17,972)	$(9,880)
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, non-cash compensation and non-cash changes in fair value.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for first quarter 2023 was $14.5 million, a $122.1 million change from $107.6 million of net cash provided by investing activities in first quarter 2022. During first quarter 2023, we purchased $6.0 million of short-term marketable securities, net of sales, and capitalized $8.5 million of patent costs and property and equipment purchases. During first quarter 2022, we sold $117.8 million of short-term marketable securities, net of purchases, and capitalized $10.2 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first quarter 2023 was $218.1 million, a change of $205.1 million from $13.0 million the first quarter 2022. This change was primarily attributable to a $203.4 million increase in share repurchases in first quarter 2023.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2023 was approximately $383.9 million, a net decrease of $42.8 million from December 31, 2022. This decrease in deferred revenue was primarily due to amortization of deferred revenue recognized in the period, partially offset by cash receipts on existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2023 deferred revenue balance of $383.9 million by $178.8 million over the next twelve months.
Convertible Notes
See Note 7, “Obligations” to the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
Our 2027 and 2024 Notes, which for purposes of this discussion are also referred to as the "Convertible Notes", are included in the dilutive earnings per share calculation using the if-converted method. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. The Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted. Any remaining obligation of the 2027 Notes may be settled in cash, shares of the Company’s common stock or a combination thereof and any remaining obligation of the 2024 Notes is settled in shares of our common stock. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the Convertible Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.

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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes and $81.29 per share for the 2024 Notes as of March 31, 2023) or above the strike price of the warrants ($106.37 per share for the 2027 Warrant Transactions and $109.43 per share for the 2024 Warrant Transactions as of March 31, 2023), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," the Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes and the $126.2 million aggregate principal amount of the 2024 Notes outstanding as of March 31, 2023, and the approximately 5.9 million warrants related to the 2027 Notes and the 1.6 million warrants remaining related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions and 2024 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions:

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

RESULTS OF OPERATIONS
First Quarter 2023 Compared to First Quarter 2022
Revenues
The following table compares first quarter 2023 revenues to first quarter 2022 revenues (in thousands):

	Three months ended March 31,
	2023	2022	Increase/(Decrease)
Recurring revenues:
Smartphone	$87,431	$87,698	$(267)	—%
CE, IoT/Auto	14,086	11,190	2,896	26%
Other	56	239	(183)	(77)%
Total recurring revenues	101,573	99,127	2,446	2%
Catch-up revenues [a]	100,800	2,191	98,609	4,501%
Total revenues	$202,373	$101,318	$101,055	100%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $202.4 million, which includes both recurring and catch-up revenues, nearly doubled from first quarter 2022 primarily due to catch-up revenues from the Lenovo proceedings recognized in first quarter 2023.
Recurring revenues increased 2% to $101.6 million, compared to recurring revenue of $99.1 million in first quarter 2022. The increase was primarily driven by CE, IoT/Auto recurring revenue resulting from six new patent license agreements and new connected automobile license agreements signed over the last twelve months.
In first quarter 2023 and 2022, 67% and 80%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In first quarter 2023 and 2022, the following licensees accounted for 10% or more of our total revenue:

	Three months ended March 31,
	2023	2022
Customer A	50%	—%
Customer B	17%	35%
Customer C	<10%	19%
Customer D	<10%	15%
Customer E	<10%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2023 and first quarter 2022 by category (in thousands):

	Three months ended March 31,
	2023	2022	Increase/(Decrease)
Research and portfolio development	$49,429	$44,177	$5,252	12%
Licensing	21,368	15,530	5,838	38%
General and administrative	12,315	10,884	1,431	13%
Restructuring activities	—	542	(542)	(100)%
Total Operating expenses	$83,112	$71,133	$11,979	17%

Operating expenses increased to $83.1 million in first quarter 2023 from $71.1 million in first quarter 2022. The $12.0 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
One-time net litigation fee reimbursement	$5,737
Personnel-related costs	3,376
Patent impairment	2,500
Share-based compensation	2,396
Restructuring activities	(542)
Other	(1,488)
Total increase in operating expenses	$11,979
The $12.0 million increase in operating expenses was driven by one-time items, including a $5.7 million net litigation fee reimbursement and a $2.5 million patent impairment on our patents held for sale. A $3.4 million increase in personnel-related costs was driven by fair value changes of our deferred compensation liability, which was offset by a related gain recorded within "Other income (expense), net" on the investments that we hold under this plan. Additionally, share-based compensation increased $2.4 million driven by both higher accrual rates and higher award levels to non-executive employees. These increases were partially offset by a $0.5 million decrease in non-recurring restructuring activities recognized in first quarter 2022.
Research and portfolio development expense: The $5.3 million increase in research and portfolio development expense was primarily driven by the above-noted increased personnel-related costs and patent impairment.
Licensing expense: Licensing expense increased $5.8 million primarily driven by the above-noted one-time net litigation fee reimbursement.
General and administrative expense: General and administrative expense increased $1.4 million primarily due to the above-noted increased share-based compensation costs.
Restructuring activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan being substantially complete in 2022.
Non-Operating Income (Expense), net
The following table compares first quarter 2023 non-operating income (expense), net to first quarter 2022 non-operating income (expense), net (in thousands):

	Three months ended March 31,
	2023	2022	Increase/(Decrease)
Interest expense	$(12,087)	$(5,515)	$(6,572)	(119)%
Interest and investment income	11,680	209	11,471	5,489%
Other income (expense), net	1,511	(1,214)	2,725	(224)%
Total non-operating income (expense), net	$1,104	$(6,520)	$7,624	117%
Interest expense increased primarily due to the additional interest on the 2027 Notes issued during second quarter 2022 and significant financing expense resulting from a previously announced patent license agreement. The $11.5 million increase in interest and investment income was primarily due to market conditions driving higher yields on our short-term investments. Lastly, the change in Other income (expense), net was primarily due to fair value adjustments of our investments resulting in a $1.0 million net gain in 2023, compared to a $0.8 million net loss in 2022 and due to a foreign currency translation net gain arising from euro translation of our foreign subsidiaries of $0.7 million in first quarter 2023, compared to a $0.4 million net loss in first quarter 2022.

Income taxes
In first quarter 2023 and 2022, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 14.0% and 25.2%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company due to an increase in taxable income for the timing difference between the recognition of book and tax revenue. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our first quarter 2023 and 2022 effective tax rate would have been 13.8% and 19.2%, respectively.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include certain information in regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2022 Form 10-K and the risks and uncertainties set forth below:
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
•the potential effects that macroeconomic uncertainty could have on our financial position, results of operations and cash flows
•changes in our business strategy;
•changes or inaccuracies in our expectations with respect to royalty payments by our customers; and
•risks related to our assumptions and application of relevant accounting standards, including with respect to revenue recognition.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2022 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.
Reference is made to Part I, Item 1A, “Risk Factors” included in our 2022 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes with respect to the risk factors disclosed in our 2022 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2022 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during first quarter 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2023 - January 31, 2023	—	$—	—	$400,000,000
February 1, 2023 - February 28, 2023	2,739,542	$72.98	2,739,542	$200,062,928
March 1, 2023 - March 31, 2023	—	$—	—	$200,062,928
Total	2,739,542	$72.98	2,739,542
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
(3) Amounts shown in this column reflect the amounts remaining under the Share Repurchase Program at the end of the period.
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

INTERDIGITAL, INC.

Date: May 4, 2023	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: May 4, 2023	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer