Form 10-Q
period 2023-06-30
InterDigital, Inc.
filed 2023-08-03
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	26,407,096
Title of Class	Outstanding at August 1, 2023

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$277,599	$693,479
Short-term investments	563,124	508,298
Accounts receivable	236,794	53,182
Prepaid and other current assets	114,630	89,716
Total current assets	1,192,147	1,344,675
PROPERTY AND EQUIPMENT, NET	11,683	11,338
PATENTS, NET	336,990	353,999
DEFERRED TAX ASSETS	94,278	94,373
OTHER NON-CURRENT ASSETS, NET	125,081	95,720
Total non-current assets	568,032	555,430
TOTAL ASSETS	$1,760,179	$1,900,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$125,628	$—
Accounts payable	8,313	9,997
Accrued compensation and related expenses	22,315	38,400
Deferred revenue	172,650	189,059
Dividends payable	9,273	10,384
Other accrued expenses	108,325	23,506
Total current liabilities	446,504	271,346
LONG-TERM DEBT	483,917	607,066
LONG-TERM DEFERRED REVENUE	172,582	237,580
OTHER LONG-TERM LIABILITIES	56,820	53,600
TOTAL LIABILITIES	1,159,823	1,169,592
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,372 and 71,923 shares issued and 26,569 and 29,668 shares outstanding	693	719
Additional paid-in capital	726,852	717,102
Retained earnings	1,396,393	1,492,046
Accumulated other comprehensive loss	(2,176)	(916)
	2,121,762	2,208,951
Treasury stock, 42,803 and 42,255 shares of common stock held at cost	1,526,545	1,484,056
Total InterDigital, Inc. shareholders’ equity	595,217	724,895
Noncontrolling interest	5,139	5,618
Total equity	600,356	730,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,760,179	$1,900,105
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES	$101,591	$124,657	$303,964	$225,975

Research and portfolio development	49,878	45,177	99,307	89,354
Licensing	16,644	17,326	38,012	32,856
General and administrative	11,693	9,516	24,008	20,400
Restructuring activities	—	2,738	—	3,280
Total Operating expenses	78,215	74,757	161,327	145,890

Income from operations	23,376	49,900	142,637	80,085

INTEREST EXPENSE	(12,141)	(6,272)	(24,228)	(11,787)
OTHER INCOME (EXPENSE), NET	14,387	(15,016)	27,578	(16,021)
Income before income taxes	25,622	28,612	145,987	52,277
INCOME TAX PROVISION	(4,329)	(8,028)	(21,174)	(13,989)
NET INCOME	$21,293	$20,584	$124,813	$38,288
Net loss attributable to noncontrolling interest	(490)	(485)	(2,229)	(775)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$21,783	$21,069	$127,042	$39,063
NET INCOME PER COMMON SHARE — BASIC	$0.81	$0.69	$4.58	$1.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	26,768	30,413	27,754	30,557
NET INCOME PER COMMON SHARE — DILUTED	$0.79	$0.69	$4.46	$1.26
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	27,655	30,710	28,494	30,992

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$21,293	$20,584	$124,813	$38,288
Unrealized loss on investments, net of tax	(1,839)	(57)	(1,260)	(367)
Comprehensive income	$19,454	$20,527	$123,553	$37,921
Comprehensive loss attributable to noncontrolling interest	(490)	(485)	(2,229)	(775)
Total comprehensive income attributable to InterDigital, Inc.	$19,944	$21,012	$125,782	$38,696
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	17,994	—	—	—	—	17,994
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(290)	(290)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Noncontrolling interest contributions	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(310)	—	—	—	(310)
Dividends declared ($0.35 per share)	—	—	158	(10,961)	—	—	—	—	(10,803)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	139	1	(5,027)	—	—	—	—	—	(5,026)
Amortization of unearned compensation	—	—	5,386	—	—	—	—	—	5,386
BALANCE, MARCH 31, 2022	71,883	$718	$715,342	$1,448,138	$(881)	41,031	$(1,409,611)	$6,960	$760,666
Net income attributable to InterDigital, Inc.	—	—	—	21,069	—	—	—	—	21,069
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(485)	(485)
Net change in unrealized loss on short-term investments	—	—	—	—	(57)	—	—	—	(57)
Dividends declared ($0.35 per share)	—	—	153	(10,533)	—	—	—	—	(10,380)
Issuance of common stock, net	29	1	(708)	—	—	—	—	—	(707)
Amortization of unearned compensation	—	—	3,977	—	—	—	—	—	3,977
Repurchase of common stock	—	—	—	—	—	1,224	(74,445)	—	(74,445)
Net convertible note hedge transactions, net of tax	—	—	(54,257)	—	—	—	—	—	(54,257)
Net warrant transactions	—	—	39,863	—	—	—	—	—	39,863
BALANCE, JUNE 30, 2022	71,912	$719	$704,370	$1,458,674	$(938)	42,255	$(1,484,056)	$6,475	$685,244

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	105,259	—	—	—	—	105,259
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,739)	(1,739)
Noncontrolling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized loss on short-term investments	—	—	—	—	579	—	—	—	579
Dividends declared ($0.35 per share)	—	—	259	(9,708)	—	—	—	—	(9,449)
Exercise of common stock options	13	—	687	—	—	—	—	—	687
Issuance of common stock, net	132	1	(6,709)	—	—	—	—	—	(6,708)
Amortization of unearned compensation	—	—	7,790	—	—	—	—	—	7,790
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	—	—	—	(203,381)
BALANCE, MARCH 31, 2023	69,329	$693	$719,129	$1,384,243	$(337)	42,255	$(1,484,056)	$5,629	$625,301
Net income attributable to InterDigital, Inc.	—	—	—	21,783	—	—	—	—	21,783
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(490)	(490)
Net change in unrealized loss on short-term investments	—	—	—	—	(1,839)	—	—	—	(1,839)
Dividends declared ($0.35 per share)	—	—	360	(9,633)	—	—	—	—	(9,273)
Exercise of common stock options	1	—	12	—	—	—	—	—	12
Issuance of common stock, net	42	—	(1,389)	—	—	—	—	—	(1,389)
Amortization of unearned compensation	—	—	8,740	—	—	—	—	—	8,740
Repurchase of common stock	—	—	—	—	—	548	(42,489)	—	(42,489)
BALANCE, JUNE 30, 2023	69,372	$693	$726,852	$1,396,393	$(2,176)	42,803	$(1,526,545)	$5,139	$600,356
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,813	$38,288
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39,171	40,436
Non-cash interest (income) expense, net	(6,330)	3,058
Non-cash change in fair-value	(3,258)	(1,404)
Change in deferred revenue	(81,407)	(127,700)
Loss on extinguishment of debt	—	11,190
Deferred income taxes	430	9,850
Share-based compensation	16,530	9,363
Impairment of assets	2,500	2,427
Other	81	—
(Increase) decrease in assets:
Receivables	(183,612)	(17,688)
Deferred charges and other assets	(51,818)	1,434
(Decrease) increase in liabilities:
Accounts payable	(955)	5,701
Accrued compensation and other expenses	70,563	(26,695)
Net cash used in operating activities	(73,292)	(51,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(531,556)	(1,929)
Sales of short-term investments	485,528	166,729
Purchases of property and equipment	(2,603)	(762)
Capitalized patent costs	(18,914)	(21,323)
Net cash (used in) provided by investing activities	(67,545)	142,715
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	460,000
Purchase of convertible bond hedge	—	(80,500)
Proceeds from issuance of warrants	—	43,700
Payments on long-term debt	—	(282,499)
Proceeds from hedge unwind	—	11,851
Payment for warrant unwind	—	(3,837)
Payments of debt issuance costs	(100)	(8,726)
Repurchase of common stock	(245,870)	(74,445)
Net proceeds from exercise of stock options	699	1,226
Non-controlling interest contribution	1,750	1,500
Taxes withheld upon restricted stock unit vestings	(8,098)	(5,733)
Dividends paid	(19,833)	(21,544)
Net cash (used in) provided by financing activities	(271,452)	40,993
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(412,289)	131,968
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	703,161	713,224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$290,872	$845,192
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2023, the results of our operations for the three and six months ended June 30, 2023 and 2022 and our cash flows for the six months ended June 30, 2023 and 2022. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2023. Definitions of capitalized terms not defined herein appear within our 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
During 2022, the Company made reclassifications between the operating expenses lines on the consolidated income statement in order to more clearly reflect the Company’s investments to create and protect the value of our innovations. The Company grouped research and portfolio related costs within the line "Research and portfolio development", previously referred to as "Development", which resulted in reclassifying certain portfolio related costs out of the "Licensing" line, previously referred to as "Patent administration and licensing", and into "Research and portfolio development." The impact of this reclassification was $28.1 million and $54.7 million for the three and six months ended June 30, 2022, respectively. Additionally, the previous "Selling, general, and administrative" line is now referred to as "General and administrative".
During 2022, we updated our disaggregated revenue disclosures to provide information to enable investors to better understand the composition of revenue from contracts with customers. As a result, variable patent royalty revenue and fixed-fee royalty revenue was combined and disaggregated into the Smartphone and CE, IoT/Auto groupings. Additionally, the Other category includes current technology solutions revenues and catch-up revenues is comprised of past patent royalties and revenues from static agreements. We believe this better reflects both our current revenue sources and our growth opportunities across these vertical markets.

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2023	2022
Interest paid	$9,312	$3,938
Income taxes paid, including foreign withholding taxes	21,132	4,363
Non-cash investing and financing activities:
Dividend payable	9,273	10,380
Accrued debt issuance costs	—	1,233
Right-of-use assets obtained in exchange of operating lease liabilities	93	417
Non-cash acquisition of patents	—	30,100
Non-cash distribution of patents	—	1,928
Accrued capitalized patent costs and property and equipment purchases	729	3,634
Unsettled repurchase of common stock	1,998	—
New Accounting Guidance
No new accounting pronouncement issued or effective during first half of 2023 has or is expected to have a material impact on our condensed consolidated interim financial statements.

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$85,075	$87,484	$(2,409)	(3)%
CE, IoT/Auto	13,432	11,945	1,487	12%
Other	566	672	(106)	(16)%
Total recurring revenues	99,073	100,101	(1,028)	(1)%
Catch-up revenues [a]	2,518	24,556	(22,038)	(90)%
Total revenues	$101,591	$124,657	$(23,066)	(19)%

	Six months ended June 30,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$172,506	$175,182	$(2,676)	(2)%
CE, IoT/Auto	27,518	23,135	4,383	19%
Other	622	911	(289)	(32)%
Total recurring revenues	200,646	199,228	1,418	1%
Catch-up revenues [a]	103,318	26,747	76,571	286%
Total revenues	$303,964	$225,975	$77,989	35%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
During the six months ended June 30, 2023, we recognized $102.4 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2023, we had contract assets of $35.1 million and $39.1 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2022, we had contract assets of $32.9 million and $2.5 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of June 30, 2023, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2023	$178,651
2024	297,037
2025	284,283
2026	215,618
2027	213,257
2028 and Thereafter	472,696
Total Revenue	$1,661,542
(a)    This table includes our estimated revenue related to Samsung and Lenovo.  In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

3. INCOME TAXES
In the six months ended June 30, 2023 and 2022, the Company had an estimated annual effective tax rate of 14.5% and 26.8%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company due to higher taxable income inclusive of timing differences between the recognition of book and tax revenue. Additionally, the effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the six months ended June 30, 2023 and 2022 would have been 13.0% and 23.2%, respectively. During the six months ended June 30, 2023 the Company recorded a discrete net benefit of $1.2 million primarily related to share-based compensation. The prior period included a net discrete tax expense of $2.3 million related to the extinguishment of long-term debt recognized during second quarter of 2022.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the six months ended June 30, 2023 and 2022, the Company paid approximately $6.0 million and $3.5 million, respectively, in foreign source creditable withholding tax.
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income applicable to InterDigital, Inc.	$21,783	$21,069	$127,042	$39,063
Weighted-average shares outstanding:
Basic	26,768	30,413	27,754	30,557
Dilutive effect of stock options, RSUs, convertible securities and warrants	887	297	740	435
Diluted	27,655	30,710	28,494	30,992
Earnings per share:
Basic	$0.81	$0.69	$4.58	$1.28
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.02)	—	(0.12)	(0.02)
Diluted	$0.79	$0.69	$4.46	$1.26
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted stock units and stock options	4	529	212	471
Warrants	7,488	5,880	7,488	5,400
Total	7,492	6,409	7,700	5,871

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
On July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo appealed this decision, and on January 19, 2023, the UK Court of Appeal upheld the UK High Court’s findings that Lenovo is infringing on InterDigital’s valid and essential patent. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. The Company appealed this decision as legally erroneous, and on February 9, 2023, the UK Court of Appeal allowed the appeal, finding that Lenovo is infringing on InterDigital’s valid and essential patent. On January 31, 2023, the UK High Court issued its decision regarding the third technical trial finding European Patent (UK) No. 2,421,318 valid, essential, and infringed. On March 7, 2023, the UK High Court issued an order staying all deadlines with respect to the fourth and fifth technical trials. On March 16, 2023, the UK High Court issued its order regarding judgement in the trial to determine how much Lenovo must pay for a license to the Company's portfolio of cellular assets, awarding the Company a lump sum of $138.7 million for such license through December 31, 2023. A form of order hearing took place in May 2023 regarding the license terms, interest, costs, and permission to appeal. On June 27, 2023, the court issued an order awarding the Company an additional $46.2 million, thus increasing the total award to $184.9 million, which was paid on July 11, 2023. The court also found that the Company should pay a portion of Lenovo’s costs and granted both parties permission to appeal on certain grounds. The judge has not yet determined the amount of Lenovo’s costs the Company must pay.
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
On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021, construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding. Trial for the consolidated proceedings was rescheduled from March 6, 2023 to July 10, 2023, and once again to December 4, 2023. On April 25, 2022, the parties filed a stipulation to stay only the claims relating to U.S. Patent No. 8,199,726. The stipulation was granted. On January 13, 2023, Lenovo filed a motion to sever and stay the Company’s patent infringement claims, requesting that its Sherman Act and breach of FRAND claims proceed to trial. On June 30, 2023, the parties submitted an update to the Court requesting that the case be stayed, and on July 18, 2023 the court ordered that the case be stayed pending all appeals in the UK proceedings.

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
On March 24, 2021, the Delaware District Court ruled on the Company’s motion to dismiss. The Delaware District Court dismissed the Sherman Act Section 1 claim without prejudice, denied the motion to dismiss the Sherman Act Section 2 claim, and consolidated the Section 2 and breach of contract claims with Company’s Delaware patent proceeding discussed above. Accordingly, these claims have stayed pending all appeals in the UK proceedings.
China Proceedings
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (the “Beijing IP Court”) seeking a determination of the FRAND royalty rates payable for the Company's Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. On November 15, 2021, the Beijing IP Court denied the jurisdictional challenge, and the Company filed an appeal with the Supreme People’s Court of the People’s Republic of China (the “SPC”) on December 14, 2021. That appeal was denied by the SPC on September 5, 2022, and the case was sent back to the Beijing IP Court. On November 9, 2022, the Company filed a petition to stay the case. On June 12, 2023, the Beijing IP Court decided not to dismiss or stay the case at this time.
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
Germany Proceedings
On March 25, 2022, March 28, 2022, and April 6, 2022, the Company and certain of its subsidiaries filed patent infringement claims in the Munich and Mannheim Regional Courts against Lenovo and certain of its affiliates, alleging infringement of European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684 relating to HEVC standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Mannheim Regional Court held a hearing on April 21, 2023 regarding European Patent No. 3,267,684. The Mannheim Regional Court held a hearing regarding European Patent No. 3,624,447 on May 2, 2023. On May 17, 2023, based on the parties’ agreement, the court ordered a pause in the proceedings regarding European Patent No. 3,624,447. The Munich Regional Court has scheduled hearings regarding European Patent Nos. 2,449,782 and 2,452,498 for September 14, 2023 and June 20, 2024, respectively.
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
Germany Proceedings
On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court held a hearing on December 14, 2022 regarding European Patent No. 2,421,318, with a second hearing scheduled for October 18, 2023. The Munich Regional Court held a hearing on March 2, 2023 regarding European Patent No. 2,127,420, with a second hearing scheduled for September 15, 2023. The Munich Regional Court has also scheduled a hearing for September 19, 2023 on European Patent No. 2,485,558.
China Proceedings
On January 19, 2022, the Company was informed that Oppo had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court (the “Guangzhou IP Court”) seeking a determination of a global FRAND royalty rate for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs. On May 20, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Guangzhou IP Court. On January 12, 2023, the Guangzhou IP Court denied the application. On February 28, 2023, the Company filed an appeal to the decision, which is still pending.
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
On July 21, 2023, the International Chamber of Commerce confirmed the full tribunal for the arbitration, and the first case management conference is scheduled for August 3, 2023.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2023, except as noted above.

6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2023, December 31, 2022 and June 30, 2022 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$277,599	$693,479	$833,533
Restricted cash included within prepaid and other current assets	13,273	9,682	10,578
Restricted cash included within other non-current assets	—	—	1,081
Total cash, cash equivalents and restricted cash	$290,872	$703,161	$845,192
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments, such as United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Four licensees comprised 94% and 76% of our net accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$260,578	$—	$—	$260,578
Commercial paper (b)	—	209,796	—	209,796
U.S. government securities(c)	—	233,435	—	233,435
Corporate bonds, asset backed and other securities (d)	—	148,189	—	148,189
Total	$260,578	$591,420	$—	$851,998

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$643,825	$—	$—	$643,825
Commercial paper (b)	—	209,956	—	209,956
U.S. government securities(c)	—	243,840	—	243,840
Corporate bonds, asset backed and other securities (d)	—	113,838	—	113,838
Total	$643,825	$567,634	$—	$1,211,459
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of June 30, 2023 and December 31, 2022, $1.6 million and $26.7 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of June 30, 2023 and December 31, 2022, $17.2 million and $15.7 million of U.S. government securities was included within cash and cash equivalents, respectively.
(d)As of June 30, 2023 and December 31, 2022, $9.5 million and $16.9 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
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
Investment in Other Entities
During second quarter 2023, we recognized a $3.1 million gain resulting from fair value changes of one of our long-term strategic investments, which was included within “Other income (expense), net” in the condensed consolidated statement of income.
During second quarter 2022, we recognized a $1.6 million gain resulting from observable price changes of our long-term strategic investments, which were included within “Other income (expense), net” in the condensed consolidated statement of income.

Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of June 30, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	June 30, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$451,929	$619,252	$460,000	$451,062	$441,485
2024 Senior Convertible Long-Term Debt	$126,174	$125,628	$154,096	$126,174	$125,342	$119,941
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of June 30, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$31,988	$29,291	$30,662	$28,048
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
During second quarter 2022, the Company repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. $126.2 million in aggregate principal amount of the 2024 Notes remained outstanding as of June 30, 2023. Additionally, in connection with the partial repurchase of the 2024 Notes, the Company entered into partial unwind agreements that amend the terms of the 2024 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduced the number of warrants exercisable under the 2024 Warrant Transactions. Approximately 1.6 million shares of common stock in the aggregate were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions as of June 30, 2023. As of June 30, 2023, the warrants under the 2024 Warrant Transactions had a strike price of approximately $109.43 per share, as adjusted.
The following table reflects the carrying value of our Convertible Notes long-term debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	126,174	126,174
Less: Deferred financing costs	(8,617)	(9,770)
Net carrying amount of the Convertible Notes	577,557	576,404
Less: Current portion of long-term debt	(125,628)	—
Long-term net carrying amount of the Convertible Notes	$451,929	$576,404
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2023 and 2022 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three months ended June 30,
	2023			2022
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$631	$4,656	$1,476	$1,498	$2,974
Amortization of deferred financing costs	436	144	580	142	318	460
Total	$4,461	$775	$5,236	$1,618	$1,816	$3,434

	Six months ended June 30,
	2023			2022
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$8,050	$1,262	$9,312	$1,476	$3,498	$4,974
Amortization of deferred financing costs	867	286	1,153	142	742	884
Total	$8,917	$1,548	$10,465	$1,618	$4,240	$5,858
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2023 and December 31, 2022 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2023, we recognized $1.0 million and $1.3 million, respectively, of interest expense related to this debt, compared to $1.0 million and $1.9 million during the three and six months ended June 30, 2022, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of June 30, 2023, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.

8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of one variable interest entity. As of June 30, 2023, the book value of the assets and liabilities associated with this variable interest entity included in our condensed consolidated balance sheet were $12.9 million and $0.6 million, respectively. Assets included $4.0 million of cash and cash equivalents, $0.1 million of prepaid and other current assets, and $8.8 million of patents, net. As of December 31, 2022, the book value of the assets and liabilities associated with this variable interest entity included in our condensed consolidated balance sheet were $17.5 million and $1.8 million, respectively. Assets included $4.4 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid and other current assets, and $9.1 million of patents, net.
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2021 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we will perform.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we have determined that we remain the primary beneficiary for accounting purposes and will continue to consolidate Convida Wireless. For the three and six months ended June 30, 2023, we allocated approximately $0.5 million and $2.2 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and six months ended June 30, 2022, we allocated approximately $0.5 million and $0.8 million, respectively.
9. OTHER INCOME (EXPENSE), NET
The amounts included in "Other income (expense), net" in the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest and investment income	$10,254	$297	$21,934	$506
Loss on extinguishment of long-term debt	—	(11,190)	—	(11,190)
Other	4,133	(4,123)	5,644	(5,337)
Other income (expense), net	$14,387	$(15,016)	$27,578	$(16,021)
The changes in Other income (expense), net for the three and six months ended June 30, 2023 and 2022 were $29.4 million and $43.6 million, respectively. The changes between both the three and six months ended June 30, 2023 and 2022 were primarily due to the $11.2 million loss on extinguishment of the 2024 Notes in second quarter 2022, as described further in Note 7, "Obligations", and an increase in interest and investment income primarily due to increased short-term investments made by the Company and market conditions driving higher yields on our short-term investments.
The changes in Other was primarily due to foreign currency translation arising from euro translation of our foreign subsidiaries and fair value adjustments of our investments.
10.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Tax receivables	$79,801	$64,117
Restricted cash	13,273	9,682
Prepaid assets	10,386	9,044
Patents held for sale	—	4,000
Other current assets	11,170	2,873
Total Prepaid and other current assets	$114,630	$89,716

The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract asset	$39,147	$2,544
Tax receivables	24,320	29,370
Goodwill	22,421	22,421
Long-term investments	19,579	19,593
Right-of-use assets	16,914	18,034
Other non-current assets	2,700	3,758
Total Other non-current assets, net	$125,081	$95,720
The amounts included in "Other accrued expenses" in the consolidated balance sheet as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Customer deposit	$76,100	$—
Accrued legal fees	22,248	12,230
Other accrued expenses	9,977	11,276
Total Other accrued expenses	$108,325	$23,506
The amounts included in "Other long-term liabilities" in the consolidated balance sheet as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities	$18,792	$19,923
Deferred compensation liabilities	17,352	14,078
Other long-term liabilities	20,676	19,599
Total Other long-term liabilities	$56,820	$53,600
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
Additionally, in June 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patents. The proceeds from the sale of these patents contributed to funding the non-controlled subsidiary's operations.
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

As of June 30, 2023 and December 31, 2022, the Company's restructuring liability was $1.2 million and $4.5 million, respectively, and is included in "Other accrued expenses" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of December 31, 2022	$4,495
Cash payments	(1,487)
Other	52
Balance as of March 31, 2023	3,060
Cash payments	(1,903)
Other	2
Balance as of June 30, 2023	$1,159
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Asset impairment	$—	$2,427	$—	$2,427
Severance and other benefits	—	(221)	—	305
Outside services and other associated costs	—	532	—	548
Total	$—	$2,738	$—	$3,280

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
Lenovo Proceedings
On June 27, 2023, we were awarded an additional $46.2 million by the UK High Court in our case against Lenovo, increasing the total Lenovo must pay for a patent license through 2023 to $184.9 million. We received the cash payment for the full $184.9 million on July 11, 2023. The Company will defer recognizing any additional catch-up revenue until the appeal process progresses. See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Lenovo proceedings.
Share Repurchases
During second quarter 2023, we repurchased 0.5 million shares for $42.5 million under our share repurchase program and an additional 0.2 million shares for $15.4 million during the period July 1, 2023 to July 31, 2023.
As of July 31, 2023, there was $142.8 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares.
Cash & Short-term Investments
As of June 30, 2023, we had $854.0 million of cash, restricted cash and short-term investments and an additional $1.5 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under patent license agreement with Samsung, $184.9 million due from Lenovo which was collected early in third quarter 2023, and $29.5 million of accounts receivable due under fixed-fee contracts from other customers.
89% of our recurring revenue comes from fixed-fee royalties. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three and six months ended June 30, 2023 and 2022, including the resulting operating cash flow (in thousands):

	Three months ended June 30,		Six months ended June 30,
Cash vs. Non-cash revenue:	2023	2022	2023	2022
Fixed fee cash receipts (a)	$9,406	$3,339	$34,075	$47,142
Other cash receipts (b)	11,160	16,620	31,132	25,212
Change in deferred revenue	38,641	76,959	81,407	127,700
Change in receivables	92,756	25,163	183,612	17,688
Other (c)	(50,372)	2,576	(26,262)	8,233
Total Revenue	$101,591	$124,657	$303,964	$225,975
Net cash used in operating activities	$(45,440)	$(33,768)	$(73,292)	$(51,740)
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up patent royalties.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenues.
(c) The changes in other are primarily driven by customer deposits partially offset by long-term contract assets associated with revenue estimates.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded that relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long-term deferred revenue as of June 30, 2023 (in thousands):

Deferred Revenue (a)
Remainder of 2023	$107,837
2024	125,467
2025	106,224
2026	1,011
2027	1,076
2028 and Thereafter	3,617
Total Revenue	$345,232
(a)    This table includes our estimated amortization of deferred revenue related to Lenovo.  In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.
Revenue
Second quarter 2023 total revenues of $101.6 million, which includes both recurring and catch-up revenues, decreased 19% from second quarter 2022 primarily due to catch-up revenues recognized from two new agreements and connected automobile license agreements signed during second quarter 2022. Second quarter 2023 recurring revenues were $99.1 million, compared to recurring revenues of $100.1 million in second quarter 2022, a 1% year-over-year decrease. In second quarter 2023, revenues (in descending order) from Apple, Samsung, Xiaomi, and Huawei each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --Second Quarter 2023 Compared to Second Quarter 2022" for further discussion of our 2023 revenue.
Impact of Inflation and Other Macroeconomic Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by inflation, supply chain issues, rising interest rates, labor shortages, and the potential for a recession. These market factors, as well as the impacts of the Russia and Ukraine conflict, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition. See the section titled “Risk Factors” in the 2022 Form 10-K.
Comparability of Financial Results
When comparing second quarter 2023 financial results against other periods, the following items should be taken into consideration:
•Our second quarter 2023 revenues include $2.5 million of catch-up revenues primarily related to two new patent license agreements signed in second quarter 2023.
•In second quarter 2023, we accrued a $1.8 million one-time charge for a net litigation fee reimbursement associated with the Lenovo proceedings. See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Lenovo proceedings.
•During second quarter 2023, we recognized a $3.1 million gain resulting from fair value changes of one of our long-term strategic investments, which was included within “Other income (expense), net” in the condensed consolidated statement of income.
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
Cash, cash equivalents, restricted cash and short-term investments
As of June 30, 2023 and December 31, 2022, we had the following amounts of cash and cash equivalents, restricted cash and short-term investments (in thousands):

	June 30, 2023	December 31, 2022	Increase /(Decrease)
Cash and cash equivalents	$277,599	$693,479	$(415,880)
Restricted cash included within prepaid and other current assets	13,273	9,682	3,591
Short-term investments	563,124	508,298	54,826
Total cash, cash equivalents, restricted cash and short-term investments	$853,996	$1,211,459	$(357,463)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $271.5 million, cash used in operating activities of $73.3 million, and cash used in investing activities of $21.5 million, excluding sales and purchases of short-term investments. Refer to the sections below for further discussion of these items.
Cash flows from operating activities
Cash flows used in operating activities in the first half 2023 and 2022 (in thousands) were as follows:

	Six months ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(73,292)	$(51,740)	$(21,552)

Our cash flows used in operating activities are principally driven by cash operating expenses and income tax payments, offset by cash receipts from patent license agreements. The $21.6 million change in net cash used in operating activities was primarily driven by a federal tax payment paid in first half 2023, an increase in cash operating expenses and lower cash receipts due to the timing of cash receipts related to existing patent license agreements. For more information on the change in operating expenses refer to "Results of Operations --Second Quarter 2023 Compared to Second Quarter 2022" below. The table below sets forth the significant items comprising our cash flows used in operating activities during the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Total Cash Receipts	$65,207	$72,354	$(7,147)
Cash Outflows:
Cash operating expenses [a]	103,045	93,664	9,381
Income taxes paid [b]	21,132	4,363	16,769
Total cash outflows	124,177	98,027	26,150

Other working capital adjustments	(14,322)	(26,067)	11,745

Cash flows used in operating activities	$(73,292)	$(51,740)	$(21,552)
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, non-cash compensation and non-cash impairment charges.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for first half 2023 was $67.5 million, a $210.3 million change from $142.7 million of net cash provided by investing activities in first half 2022. During first half 2023, we purchased $46.0 million of short-term marketable securities, net of sales, and capitalized $21.5 million of patent costs and property and equipment purchases. During first half 2022, we sold $164.8 million of short-term marketable securities, net of purchases, and capitalized $22.1 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first half 2023 was $271.5 million, a change of $312.4 million from net cash provided by financing activities of $41.0 million the first half 2022. This change was primarily attributable to a $171.4 million increase in share repurchases in first half 2023 compared to first half 2022, of which $203.4 million was related to the Company's modified "Dutch auction" tender offer in first quarter 2023. The change was also due to net proceeds of $140.0 million from the debt refinancing during first half 2022.
Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2023 was approximately $345.2 million, a net decrease of $81.4 million from December 31, 2022. This decrease in deferred revenue was primarily due to amortization of deferred revenue recognized in the period, partially offset by cash receipts on existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2023 deferred revenue balance of $345.2 million by $172.7 million over the next twelve months.

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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes and $81.29 per share for the 2024 Notes as of June 30, 2023) or above the strike price of the warrants ($106.37 per share for the 2027 Warrant Transactions and $109.43 per share for the 2024 Warrant Transactions as of June 30, 2023), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," the Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes and the $126.2 million aggregate principal amount of the 2024 Notes outstanding as of June 30, 2023, and the approximately 5.9 million warrants related to the 2027 Notes and the 1.6 million warrants remaining related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions and 2024 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions:

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

RESULTS OF OPERATIONS
Second Quarter 2023 Compared to Second Quarter 2022
Revenues
The following table compares second quarter 2023 revenues to second quarter 2022 revenues (in thousands):

	Three months ended June 30,
	2023	2022	Increase/(Decrease)
Recurring revenues:
Smartphone	$85,075	$87,484	$(2,409)	(3)%
CE, IoT/Auto	13,432	11,945	1,487	12%
Other	566	672	(106)	(16)%
Total recurring revenues	99,073	100,101	(1,028)	(1)%
Catch-up revenues [a]	2,518	24,556	(22,038)	(90)%
Total revenues	$101,591	$124,657	$(23,066)	(19)%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $101.6 million, which includes both recurring and catch-up revenues, decreased $23.1 million primarily due to catch-up revenues related to two previously-announced patent license agreements and connected automobile license agreements recognized in second quarter 2022, compared to catch-up revenues recognized on two patent license agreements signed in second quarter 2023. Recurring revenues were flat compared to second quarter 2022.
In second quarter 2023 and 2022, 78% and 70%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In second quarter 2023 and 2022, the following licensees accounted for 10% or more of our total revenue:

	Three months ended June 30,
	2023	2022
Customer A	33%	28%
Customer B	19%	16%
Customer C	15%	12%
Customer D	11%	<10%
Customer E	<10%	14%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2023 and second quarter 2022 by category (in thousands):

	Three months ended June 30,
	2023	2022	Increase/(Decrease)
Research and portfolio development	$49,878	$45,177	$4,701	10%
Licensing	16,644	17,326	(682)	(4)%
General and administrative	11,693	9,516	2,177	23%
Restructuring activities	—	2,738	(2,738)	(100)%
Total Operating expenses	$78,215	$74,757	$3,458	5%

Operating expenses increased to $78.2 million in second quarter 2023 from $74.8 million in second quarter 2022. The $3.5 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Share-based compensation	$4,756
Fair value changes of deferred compensation liability	2,676
One-time net litigation fee reimbursement	1,800
Intellectual property enforcement and non-patent litigation	(3,778)
Restructuring activities	(2,738)
Other	742
Total increase in operating expenses	$3,458
The $3.5 million increase in operating expenses was primarily due to a $4.8 million increase in share-based compensation costs driven by both higher accrual rates and higher award levels to non-executive employees and a $2.7 million increase from fair value changes of our deferred compensation liability, which was offset by a related gain recorded within "Other income (expense), net" on the investments that we hold under this plan. Additionally, second quarter 2023 included a one-time $1.8 million net litigation fee reimbursement related to the Lenovo proceedings.
These increases were partially offset by a $3.8 million decrease in intellectual property enforcement costs driven by decreased costs from the Lenovo proceedings and a $2.7 million decrease in non-recurring restructuring activities recognized in second quarter 2022.
Research and portfolio development expense: The $4.7 million increase in research and portfolio development expense was primarily driven by the above-noted increases in share-based compensation and fair value changes of our deferred compensation liability.
Licensing expense: Licensing expense was relatively flat as compared to second quarter 2022. The decrease in intellectual property enforcement costs was offset primarily by the above-noted increases in share-based compensation and fair value changes of our deferred compensation liability.
General and administrative expense: General and administrative expense increased $2.2 million, primarily driven by the above-noted increases in share-based compensation and fair value changes of our deferred compensation liability.
Restructuring activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan being substantially complete in 2022.
Non-Operating Income (Expense), net
The following table compares second quarter 2023 non-operating income (expense), net to second quarter 2022 non-operating income (expense), net (in thousands):

	Three months ended June 30,
	2023	2022	Increase/(Decrease)
Interest expense	$(12,141)	$(6,272)	$(5,869)	(94)%
Interest and investment income	10,254	297	9,957	3,353%
Loss on extinguishment of long-term debt	—	(11,190)	11,190	(100)%
Other	4,133	(4,123)	8,256	(200)%
Total non-operating income (expense), net	$2,246	$(21,288)	$23,534	111%
Interest expense increased primarily due to significant financing expense resulting from a previously announced patent license agreement and additional interest on the 2027 Notes issued during second quarter 2022. Also in second quarter 2022, there was a $11.2 million loss on extinguishment of the 2024 Notes, as described further Note 7, "Obligations" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The $10.0 million increase in interest and investment income was primarily due to increased short-term investments made by the Company and market conditions driving higher yields the short-term investments. The change in Other was primarily due to fair value adjustments of our investments resulting in a $3.9 million net gain in 2023, compared to a $0.3 million net loss in 2022 and due to a foreign currency translation net gain arising from euro translation of our foreign subsidiaries of $0.4 million in second quarter 2023, compared to a $3.6 million net loss in second quarter 2022.

Income taxes
In second quarter 2023 and 2022, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 16.9% and 28.1%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company due to an increase in taxable income for the timing difference between the recognition of book and tax revenue. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our second quarter 2023 and 2022 effective tax rate would have been 9.6% and 24.9%, respectively.

First Half 2023 Compared to First Half 2022
Revenues
The following table compares first half 2023 revenues to first half 2022 revenues (in thousands):

	Six months ended June 30,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$172,506	$175,182	$(2,676)	(2)%
CE, IoT/Auto	27,518	23,135	4,383	19%
Other	622	911	(289)	(32)%
Total recurring revenues	200,646	199,228	1,418	1%
Catch-up revenues [a]	103,318	26,747	76,571	286%
Total revenues	$303,964	$225,975	$77,989	35%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $304.0 million, which includes both recurring and catch-up revenues, increased 35% from $226.0 million in the first six months of 2022 primarily due to catch-up revenues from the Lenovo proceedings recognized in first quarter 2023. Recurring revenues were flat compared to first half 2022.
In first half 2023 and first half 2022, 69% and 71% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2023 and first half 2022, the following companies accounted for 10% or more of our total revenue:

	Six months ended June 30,
	2023	2022
Customer A	22%	31%
Customer B	13%	17%
Customer C	<10%	13%
Customer D	<10%	10%
Customer F	34%	—%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2023 and first half 2022 by category (in thousands):

	Six months ended June 30,
	2023	2022	Increase/(Decrease)
Research and portfolio development	$99,307	$89,354	$9,953	11%
Licensing	38,012	32,856	5,156	16%
General and administrative	24,008	20,400	3,608	18%
Restructuring activities	—	3,280	(3,280)	(100)%
Total Operating expenses	$161,327	$145,890	$15,437	11%

Operating expenses increased 11% to $161.3 million in first half 2023 from $145.9 million in first half 2022. The $15.4 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
One-time net litigation fee reimbursement	$7,537
Share-based compensation	7,152
Fair value changes of deferred compensation liability	4,238
Patent impairment	2,500
Intellectual property enforcement and non-patent litigation	(6,247)
Restructuring activities	(3,279)
Other	3,536
Total increase in operating expenses	$15,437
The $15.4 million increase in operating expenses was primarily due to a $7.2 million increase in share-based compensation costs driven by both higher accrual rates and higher award levels to non-executive employees and a $4.2 million increase from fair value changes of our deferred compensation liability, which was offset by a related gain recorded within "Other income (expense), net" on the investments that we hold under the plan. Additionally, first half 2023 included one-time items, including a $7.5 million net litigation fee reimbursement related to the Lenovo proceedings and a $2.5 million patent impairment on our patents held for sale.
These increases were partially offset by a $6.2 million decrease in intellectual property enforcement costs driven by decreased costs from the Lenovo proceedings and a $3.3 million decrease in non-recurring restructuring activities recognized in first half 2022.
Research and portfolio development expense: The $10.0 million increase in research and portfolio development expense primarily resulted from the above-noted increases in share-based compensation, fair value changes of our deferred compensation liability, and patent impairment.
Licensing expense: Licensing expense increased by $5.2 million primarily resulting from the above-noted one-time litigation fee reimbursement and increases in share-based compensation, partially offset by the decrease in intellectual property enforcement costs.
General and administrative expense: The $3.6 million increase in general and administrative expense was primarily driven by the above-noted increases in share-based compensation and fair value changes of our deferred compensation liability.
Restructuring activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan being substantially complete in 2022.
Non-Operating Income (Expense), net
The following table compares first half 2023 non-operating income (expense), net to first half 2022 non-operating income (expense), net:

	Six months ended June 30,
	2023	2022	Increase/(Decrease)
Interest expense	$(24,228)	$(11,787)	$(12,441)	(106)%
Interest and investment income	21,934	506	21,428	4,235%
Loss on extinguishment of long-term debt	—	(11,190)	11,190	(100)%
Other	5,644	(5,337)	10,981	206%
Total non-operating income (expense), net	$3,350	$(27,808)	$31,158	112%
Interest expense increased primarily due to significant financing expense resulting from a previously announced patent license agreement and additional interest on the 2027 Notes issued during second quarter 2022. Also in second quarter 2022, there was a $11.2 million loss on extinguishment of the 2024 Notes, as described further Note 7, "Obligations" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The $21.4 million increase in interest and investment income was primarily due to increased short-term investments made by the Company and market conditions driving higher yields the short-term investments. The change in Other was primarily due to fair value adjustments of our investments resulting in a $4.9 million net gain in first half 2023, compared to a $1.1 million net loss in first half 2022 and due to a foreign currency translation net gain arising from euro translation of our foreign subsidiaries of $1.5 million in first half 2023, compared to a $4.0 million net loss in first half 2022.
Income taxes
In first half 2023 and 2022, we had an effective tax rate of 14.5% and 26.8%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company due to higher taxable income inclusive of timing difference between the recognition of book and tax revenue. Additionally, the effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our six months ended June 30, 2023 and 2022 effective tax rate would have been 13.0% and 23.2%, respectively. In the six months ended June 30, 2023 we recorded a net discrete tax benefit of $1.2 million primarily related to share-based compensation. The prior period included a net discrete tax expense of $2.3 million related to the extinguishment of long-term debt recognized during second quarter of 2022.

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
•the resolution of current legal proceedings, including any awards or judgments relating to such proceedings, additional or related legal proceedings, including appeals, changes in the schedules or costs associated with such proceedings or adverse rulings;
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 5, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.
Reference is made to Part I, Item 1A, “Risk Factors” included in our 2022 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2022 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2022 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
We face risks from doing business and maintaining offices in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. In addition, in recent years, we have expanded, and we may continue to expand, our international operations, opening offices in China, France, Belgium and Finland. Accordingly, we are subject to the risks and uncertainties of operating internationally. Our international operations could exacerbate the other risk factors we have identified, and we could be affected by a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; retaliatory practices by foreign actors; currency control regulations; export license requirements and restrictions on the use of technology; social, economic and political instability; costly, time consuming and changing regulatory regimes; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; general delays in remittance of and difficulties collecting non-U.S. payments; foreign labor regulations; anti-corruption laws; public health issues; and difficulty in staffing and managing operations remotely. Managing operations and complying with relevant laws and regulations in China may be particularly complex, costly and time-consuming. We also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during second quarter 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2023 - April 30, 2023	301,350	$72.05	301,350	$178,345,644
May 1, 2023 - May 31, 2023	108,406	$69.38	108,406	$170,822,486
June 1, 2023 - June 30, 2023	137,899	$91.31	137,899	$158,227,500
Total	547,655	$76.37	547,655
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
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION.

During second quarter 2023, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

	Action	Date	Trading Arrangement		Maximum Shares to be Sold*	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Rajesh Pankaj	Adopt	May 12, 2023	X		5,850	May 31, 2024
Joshua Schmidt	Adopt	May 24, 2023	X		2,954	May 24, 2024
Eeva Hakoranta	Adopt	June 20, 2023	X		8,168	April 12, 2024
* With respect to grants that have not yet vested, assumes shares withheld for tax purposes consistent with the individual’s tax rate. With respect to milestone awards, assumes no milestones are achieved prior to the expiration of the trading plan.

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

INTERDIGITAL, INC.

Date: August 3, 2023	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: August 3, 2023	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer