Form 10-Q
period 2023-09-30
InterDigital, Inc.
filed 2023-11-02
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,703,156
Title of Class	Outstanding at October 31, 2023

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$518,483	$693,479
Short-term investments	565,436	508,298
Accounts receivable	69,572	53,182
Prepaid and other current assets	104,198	89,716
Total current assets	1,257,689	1,344,675
PROPERTY AND EQUIPMENT, NET	11,181	11,338
PATENTS, NET	328,073	353,999
DEFERRED TAX ASSETS	92,065	94,373
OTHER NON-CURRENT ASSETS, NET	137,473	95,720
Total non-current assets	568,792	555,430
TOTAL ASSETS	$1,826,481	$1,900,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$125,774	$—
Accounts payable	10,544	9,997
Accrued compensation and related expenses	29,981	38,400
Deferred revenue	167,615	189,059
Dividends payable	10,348	10,384
Other accrued expenses	101,185	23,506
Total current liabilities	445,447	271,346
LONG-TERM DEBT	485,476	607,066
LONG-TERM DEFERRED REVENUE	255,091	237,580
OTHER LONG-TERM LIABILITIES	52,685	53,600
TOTAL LIABILITIES	1,238,699	1,169,592
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,431 and 71,923 shares issued and 25,975 and 29,668 shares outstanding	694	719
Additional paid-in capital	734,627	717,102
Retained earnings	1,433,658	1,492,046
Accumulated other comprehensive loss	(2,146)	(916)
	2,166,833	2,208,951
Treasury stock, 43,456 and 42,255 shares of common stock held at cost	1,583,403	1,484,056
Total InterDigital, Inc. shareholders’ equity	583,430	724,895
Noncontrolling interest	4,352	5,618
Total equity	587,782	730,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,826,481	$1,900,105
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES	$140,106	$114,764	$444,070	$340,739

Research and portfolio development	50,253	50,116	149,560	139,470
Licensing	21,522	18,393	59,534	51,249
General and administrative	14,678	14,418	38,686	34,818
Restructuring activities	—	—	—	3,280
Total Operating expenses	86,453	82,927	247,780	228,817

Income from operations	53,653	31,837	196,290	111,922

INTEREST EXPENSE	(12,683)	(7,659)	(36,911)	(19,446)
OTHER INCOME (EXPENSE), NET	14,725	912	42,303	(15,109)
Income before income taxes	55,695	25,090	201,682	77,367
INCOME TAX PROVISION	(8,541)	(3,323)	(29,715)	(17,312)
NET INCOME	$47,154	$21,767	$171,967	$60,055
Net loss attributable to noncontrolling interest	(787)	(455)	(3,016)	(1,230)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$47,941	$22,222	$174,983	$61,285
NET INCOME PER COMMON SHARE — BASIC	$1.82	$0.75	$6.42	$2.03
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	26,285	29,659	27,259	30,255
NET INCOME PER COMMON SHARE — DILUTED	$1.72	$0.74	$6.19	$2.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	27,812	29,940	28,261	30,638

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$47,154	$21,767	$171,967	$60,055
Unrealized gain (loss) on investments, net of tax	30	(292)	(1,230)	(659)
Comprehensive income	$47,184	$21,475	$170,737	$59,396
Comprehensive loss attributable to noncontrolling interest	(787)	(455)	(3,016)	(1,230)
Total comprehensive income attributable to InterDigital, Inc.	$47,971	$21,930	$173,753	$60,626
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	17,994	—	—	—	—	17,994
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(290)	(290)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Noncontrolling interest contributions	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(310)	—	—	—	(310)
Dividends declared ($0.35 per share)	—	—	158	(10,961)	—	—	—	—	(10,803)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	139	1	(5,027)	—	—	—	—	—	(5,026)
Amortization of unearned compensation	—	—	5,386	—	—	—	—	—	5,386
BALANCE, MARCH 31, 2022	71,883	$718	$715,342	$1,448,138	$(881)	41,031	$(1,409,611)	$6,960	$760,666
Net income attributable to InterDigital, Inc.	—	—	—	21,069	—	—	—	—	21,069
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(485)	(485)
Net change in unrealized loss on short-term investments	—	—	—	—	(57)	—	—	—	(57)
Dividends declared ($0.35 per share)	—	—	153	(10,533)	—	—	—	—	(10,380)
Issuance of common stock, net	29	1	(708)	—	—	—	—	—	(707)
Amortization of unearned compensation	—	—	3,977	—	—	—	—	—	3,977
Repurchase of common stock	—	—	—	—	—	1,224	(74,445)	—	(74,445)
Net convertible note hedge transactions, net of tax	—	—	(54,257)	—	—	—	—	—	(54,257)
Net warrant transactions	—	—	39,863	—	—	—	—	—	39,863
BALANCE, JUNE 30, 2022	71,912	$719	$704,370	$1,458,674	$(938)	42,255	$(1,484,056)	$6,475	$685,244
Net income attributable to InterDigital, Inc.	—	—	—	22,222	—	—	—	—	22,222
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(455)	(455)
Net change in unrealized loss on short-term investments	—	—	—	—	(292)	—	—	—	(292)
Dividends declared ($0.35 per share)	—	—	179	(10,561)	—	—	—	—	(10,382)
Issuance of common stock, net	6	—	(388)	—	—	—	—	—	(388)
Amortization of unearned compensation	—	—	5,846	—	—	—	—	—	5,846
BALANCE, SEPTEMBER 30, 2022	71,918	$719	$710,007	$1,470,335	$(1,230)	42,255	$(1,484,056)	$6,020	$701,795

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	105,259	—	—	—	—	105,259
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,739)	(1,739)
Noncontrolling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized loss on short-term investments	—	—	—	—	579	—	—	—	579
Dividends declared ($0.35 per share)	—	—	259	(9,708)	—	—	—	—	(9,449)
Exercise of common stock options	13	—	687	—	—	—	—	—	687
Issuance of common stock, net	132	1	(6,709)	—	—	—	—	—	(6,708)
Amortization of unearned compensation	—	—	7,790	—	—	—	—	—	7,790
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	—	—	—	(203,381)
BALANCE, MARCH 31, 2023	69,329	$693	$719,129	$1,384,243	$(337)	42,255	$(1,484,056)	$5,629	$625,301
Net income attributable to InterDigital, Inc.	—	—	—	21,783	—	—	—	—	21,783
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(490)	(490)
Net change in unrealized loss on short-term investments	—	—	—	—	(1,839)	—	—	—	(1,839)
Dividends declared ($0.35 per share)	—	—	360	(9,633)	—	—	—	—	(9,273)
Exercise of common stock options	1	—	12	—	—	—	—	—	12
Issuance of common stock, net	42	—	(1,389)	—	—	—	—	—	(1,389)
Amortization of unearned compensation	—	—	8,740	—	—	—	—	—	8,740
Repurchase of common stock	—	—	—	—	—	548	(42,489)	—	(42,489)
BALANCE, JUNE 30, 2023	69,372	$693	$726,852	$1,396,393	$(2,176)	42,803	$(1,526,545)	$5,139	$600,356
Net income attributable to InterDigital, Inc.	—	—	—	47,941	—	—	—	—	47,941
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(787)	(787)
Net change in unrealized loss on short-term investments	—	—	—	—	30	—	—	—	30
Dividends declared ($0.40 per share)	—	—	328	(10,676)	—	—	—	—	(10,348)
Issuance of common stock, net	59	1	(2,888)	—	—	—	—	—	(2,887)
Amortization of unearned compensation	—	—	10,335	—	—	—	—	—	10,335
Repurchase of common stock	—	—	—	—	—	653	(56,858)	—	(56,858)
BALANCE, SEPTEMBER 30, 2023	69,431	$694	$734,627	$1,433,658	$(2,146)	43,456	$(1,583,403)	$4,352	$587,782
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,967	$60,055
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	58,698	59,149
Non-cash interest (income) expense, net	(9,800)	3,742
Non-cash change in fair-value	(9,370)	(1,404)
Change in deferred revenue	(3,933)	146,334
Loss on extinguishment of debt	—	11,190
Deferred income taxes	2,635	13,158
Share-based compensation	26,865	15,209
Impairment of assets	2,500	2,427
Other	116	—
Increase in assets:
Receivables	(16,390)	(371,930)
Deferred charges and other assets	(54,384)	(12,848)
Increase in liabilities:
Accounts payable	881	3,485
Accrued compensation and other expenses	67,533	964
Net cash provided by (used in) operating activities	237,318	(70,469)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(671,612)	(274,189)
Sales of short-term investments	627,906	182,129
Purchases of property and equipment	(3,167)	(872)
Capitalized patent costs	(27,992)	(30,267)
Long-term investments	567	—
Net cash used in investing activities	(74,298)	(123,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	460,000
Purchase of convertible bond hedge	—	(80,500)
Proceeds from issuance of warrants	—	43,700
Payments on long-term debt	—	(282,499)
Proceeds from hedge unwind	—	11,851
Payment for warrant unwind	—	(3,837)
Payments of debt issuance costs	(100)	(9,522)
Repurchase of common stock	(302,728)	(74,445)
Net proceeds from exercise of stock options	699	1,226
Non-controlling interest contribution	1,750	1,500
Taxes withheld upon restricted stock unit vestings	(10,984)	(6,121)
Dividends paid	(29,106)	(31,924)
Net cash (used in) provided by financing activities	(340,469)	29,429
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(177,449)	(164,239)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	703,161	713,224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$525,712	$548,985
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2023, the results of our operations for the three and nine months ended September 30, 2023 and 2022 and our cash flows for the nine months ended September 30, 2023 and 2022. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2023. Definitions of capitalized terms not defined herein appear within our 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
During 2022, the Company made reclassifications between the operating expenses lines on the consolidated income statement in order to more clearly reflect the Company’s investments to create and protect the value of our innovations. The Company grouped research and portfolio related costs within the line "Research and portfolio development", previously referred to as "Development", which resulted in reclassifying certain portfolio related costs out of the "Licensing" line, previously referred to as "Patent administration and licensing", and into "Research and portfolio development." The impact of this reclassification was $28.3 million and $83.0 million for the three and nine months ended September 30, 2022, respectively. Additionally, the previous "Selling, general, and administrative" line is now referred to as "General and administrative".

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2023	2022
Interest paid	$9,312	$3,938
Income taxes paid, including foreign withholding taxes	30,117	4,585
Non-cash investing and financing activities:
Dividend payable	10,348	10,382
Accrued debt issuance costs	—	390
Right-of-use assets obtained in exchange of operating lease liabilities	93	6,228
Non-cash acquisition of patents	—	30,100
Non-cash distribution of patents	—	1,928
Accrued capitalized patent costs and property and equipment purchases	334	3,227
Unsettled repurchase of common stock	1,853	—
New Accounting Guidance
No new accounting pronouncement issued or effective during the nine months ended September 30, 2023 has or is expected to have a material impact on our condensed consolidated interim financial statements.

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$88,376	$87,141	$1,235	1%
CE, IoT/Auto	15,659	13,905	1,754	13%
Other	441	—	441	100%
Total recurring revenues	104,476	101,046	3,430	3%
Catch-up revenues [a]	35,630	13,718	21,912	160%
Total revenues	$140,106	$114,764	$25,342	22%

	Nine months ended September 30,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$260,882	$262,323	$(1,441)	(1)%
CE, IoT/Auto	43,177	37,040	6,137	17%
Other	1,063	911	152	17%
Total recurring revenues	305,122	300,274	4,848	2%
Catch-up revenues [a]	138,948	40,465	98,483	243%
Total revenues	$444,070	$340,739	$103,331	30%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
During the nine months ended September 30, 2023, we recognized $145.7 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2023, we had contract assets of $46.1 million and $43.7 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively. As of December 31, 2022, we had contract assets of $32.9 million and $2.5 million included within "Accounts receivable" and "Other non-current assets, net" in the condensed consolidated balance sheet, respectively.
Contracted Revenue
Based on contracts signed and committed as of September 30, 2023, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2023	$92,458
2024	309,264
2025	296,060
2026	227,395
2027	225,034
2028 and Thereafter	472,696
Total Revenue	$1,622,907
(a)    This table includes estimated revenue related to our Samsung arbitration and Lenovo UK proceedings. In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

3. INCOME TAXES
In the nine months ended September 30, 2023 and 2022, the Company had an estimated annual effective tax rate of 14.7% and 22.4%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company due to higher taxable income inclusive of timing differences between the recognition of book and tax revenue. Additionally, the effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the nine months ended September 30, 2023 and 2022 would have been 13.4% and 18.1%, respectively. During the nine months ended September 30, 2023, the Company recorded a discrete net benefit of $2.9 million primarily related to share-based compensation and foreign royalty withholding tax that was previously non-creditable. The prior period included a net discrete tax expense of $2.3 million primarily related to the extinguishment of long-term debt recognized during second quarter of 2022.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the nine months ended September 30, 2023 and 2022, the Company paid approximately $8.4 million and $3.7 million, respectively, in foreign source creditable withholding tax.
4. NET INCOME PER SHARE
Basic Earnings Per Share ("EPS") is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other securities with features that could result in the issuance of common stock were exercised or converted to common stock or resulting from unvested outstanding restricted stock units ("RSUs"). The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income applicable to InterDigital, Inc.	$47,941	$22,222	$174,983	$61,285
Weighted-average shares outstanding:
Basic	26,285	29,659	27,259	30,255
Dilutive effect of stock options, RSUs, convertible securities and warrants	1,527	281	1,002	383
Diluted	27,812	29,940	28,261	30,638
Earnings per share:
Basic	$1.82	$0.75	$6.42	$2.03
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.10)	(0.01)	(0.23)	(0.03)
Diluted	$1.72	$0.74	$6.19	$2.00
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted stock units and stock options	1	537	142	493
Warrants	7,488	7,488	7,488	6,096
Total	7,489	8,025	7,630	6,589

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
5. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Lenovo
UK Proceedings
On August 27, 2019, the Company and certain of its subsidiaries filed a claim in the UK High Court against Lenovo Group Limited and certain of its subsidiaries. The claim, as amended, alleges infringement of five of the Company’s patents relating to 3G and/or 4G/LTE standards: European Patent (UK) Nos. 2,363,008; 2,421,318; 2,485,558; 2,557,714; and 3,355,537. The Company sought, among other relief, injunctive relief to prevent further infringement of the asserted patents or, in the alternative, a determination of the terms of a FRAND license.
On July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo appealed this decision, and on January 19, 2023, the UK Court of Appeal upheld the UK High Court’s findings that Lenovo is infringing on InterDigital’s valid and essential patent. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. The Company appealed this decision as legally erroneous, and on February 9, 2023, the UK Court of Appeal allowed the appeal, finding that Lenovo is infringing on InterDigital’s valid and essential patent. On January 31, 2023, the UK High Court issued its decision regarding the third technical trial finding European Patent (UK) No. 2,421,318 valid, essential, and infringed. On March 7, 2023, the UK High Court issued an order staying all deadlines with respect to the fourth and fifth technical trials. On March 16, 2023, the UK High Court issued its order regarding judgement in the trial to determine how much Lenovo must pay for a license to the Company’s portfolio of cellular assets, awarding the Company a lump sum of $138.7 million for such license through December 31, 2023. A form of order hearing took place in May 2023 regarding the license terms, interest, costs, and permission to appeal. On June 27, 2023, the court issued an order awarding the Company an additional $46.2 million, thus increasing the total award to $184.9 million, which was paid on July 11, 2023. The court also found that the Company should pay a portion of Lenovo’s costs and granted both parties permission to appeal on certain grounds. Both parties filed Appellant’s Notices and the appeals were docketed on July 31, 2023. On September 19, 2023, the Court of Appeal granted the Company permission to appeal on all its requested grounds. The appeal is scheduled to be heard on June 10, 2024.
On September 24, 2023, Lenovo filed a new claim in the UK High Court against the Company. The claim alleges invalidity of two of the Company’s patents relating to 4G/LTE standards: European Patent (UK) Nos. 2,557,714 and 2,557,715. Lenovo sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, and a declaration that, upon expiration of the current license in 2023, Lenovo is licensed under terms to be determined by the UK High Court through 2028 or, in the alternative, a determination of the terms of a FRAND license.
District of Delaware Patent Proceedings
On August 28, 2019, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the District of Delaware (the "Delaware District Court") against Lenovo Holding Company, Inc. and certain of its subsidiaries alleging that Lenovo infringes eight of the Company’s U.S. patents-U.S. Patent Nos. 8,085,665; 8,199,726; 8,427,954; 8,619,747; 8,675,612; 8,797,873; 9,203,580; and 9,456,449-by making, using, offering for sale, and/or selling Lenovo wireless devices with 3G and/or 4G LTE capabilities. As relief, InterDigital is seeking: (a) a declaration that the Company is not in breach of its relevant FRAND commitments with respect to Lenovo; (b) to the extent Lenovo does not agree to negotiate a worldwide patent license, does not agree to enter into binding international arbitration to set the terms of a FRAND license, and does not agree to be bound by the terms to be set by the UK High Court in the separately filed UK proceedings described above, an injunction prohibiting Lenovo from continued infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) attorneys’ fees and costs.

On September 16, 2020, the Delaware District Court entered a schedule for the case, setting a patent jury trial. On March 8, 2021, the Delaware District Court held a claim construction hearing, and the court issued its order on May 10, 2021, construing various disputed terms. On March 24, 2021, the Delaware District Court consolidated the antitrust proceeding discussed below with this patent proceeding. On April 25, 2022, the parties filed a stipulation to stay only the claims relating to U.S. Patent No. 8,199,726. The stipulation was granted. On January 13, 2023, Lenovo filed a motion to sever and stay the Company’s patent infringement claims, requesting that its Sherman Act and breach of FRAND claims proceed to trial. On June 30, 2023, the parties submitted an update to the Court requesting that the entire case be stayed, and on July 18, 2023, the court ordered that the case be stayed pending resolution of all appeals in the UK proceedings.
District of Delaware Antitrust Proceedings
On April 9, 2020, Lenovo (United States) Inc. and Motorola Mobility LLC filed a complaint in the Delaware District Court against the Company and certain of its subsidiaries. The complaint alleges that the Company defendants have violated Sections 1 and 2 of the Sherman Act in connection with, among other things, their licensing of 3G and 4G standards essential patents ("SEPs"). The complaint further alleges that the Company defendants have violated their commitment to the ETSI with respect to the licensing of 3G and 4G SEPs on FRAND terms and conditions. The complaint seeks, among other things (i) rulings that the Company defendants have violated Sections 1 and 2 of the Sherman Act and are liable for breach of their ETSI FRAND commitments, (ii) a judgment that the plaintiffs are entitled to a license with respect to the Company’s 3G and 4G SEPs on FRAND terms and conditions, and (iii) injunctions against any demand for allegedly excessive royalties or enforcement of the Company defendants’ 3G and 4G U.S. SEPs against the plaintiffs or their customers via patent infringement proceedings.
On June 22, 2020, the Company filed a motion to dismiss Lenovo’s Sherman Act claims with prejudice, and to dismiss Lenovo’s breach of contract claim with leave to re-file as a counterclaim in the Company’s legal proceeding against Lenovo in the Delaware District Court discussed above.
On March 24, 2021, the Delaware District Court ruled on the Company’s motion to dismiss. The Delaware District Court dismissed the Sherman Act Section 1 claim without prejudice, denied the motion to dismiss the Sherman Act Section 2 claim, and consolidated the Section 2 and breach of contract claims with Company’s Delaware patent proceeding discussed above. Accordingly, these claims have been stayed pending resolution of all appeals in the UK proceedings.
International Trade Commission and Companion District Court Proceedings
On September 1, 2023, the Company and certain of its subsidiaries filed a complaint in the United States International Trade Commission (the "International Trade Commission") against Lenovo Group Ltd. and certain of its subsidiaries alleging that Lenovo infringes five of the Company’s U.S. patents (U.S. Patent Nos. 10,250,877, 8,674,859, 9,674,556, 9,173,054, and 8,737,933) by making, using, offering for sale, and/or selling certain electronic devices, including smartphones, computers, tablet computers, and components thereof that infringe certain claims of the asserted patents. As relief, the Company is seeking: (a) a limited exclusion order against Lenovo barring from entry into the United States all of Lenovo’s products that infringe the asserted patents; (b) cease and desist orders prohibiting Lenovo from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products; and (c) a bond during the 60-day Presidential review period. On October 5, 2023, the International Trade Commission instituted the requested investigation. The hearing has been scheduled for May 8-14, 2024. The Initial Determination is expected to be issued by October 11, 2024, and the Final Determination is expected to be issued by February 11, 2025.

On September 1, 2023, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the Eastern District of North Carolina (the "North Carolina District Court") against Lenovo Group Ltd. and certain of its subsidiaries alleging that Lenovo infringes five of the Company’s U.S. patents (U.S. Patent Nos. 10,250,877, 8,674,859, 9,674,556, 9,173,054, and 8,737,933) by making, using, offering for sale, and/or selling Lenovo smartphones, computers (including both laptop and desktop), and tablet computers that utilize the Company’s patented technology. As relief, the Company is seeking: (a) a finding that Lenovo is liable for infringement of the asserted patents; (b) an injunction against further infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) costs. Lenovo filed its answer and counterclaims and motion to dismiss a portion of the complaint on October 10, 2023, which remains pending.
China Proceedings
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (the “Beijing IP Court”) seeking a determination of the FRAND royalty rates payable for the Company’s Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. On November 15, 2021, the Beijing IP Court denied the jurisdictional challenge, and the Company filed an appeal with the Supreme People’s Court of the People’s Republic of China (the “SPC”) on December 14, 2021. That appeal was denied by the SPC on September 5, 2022, and the case was sent back to the Beijing IP Court. On November 9, 2022, the Company filed a petition to stay the case. On June 12, 2023, the Beijing IP Court decided not to dismiss or stay the case at this time.

On November 26, 2021, the Company was informed that Lenovo had purportedly filed an additional complaint against the Company in the Wuhan Intermediate People’s Court (the “Wuhan Court”) seeking a determination of a global FRAND royalty rate for the period from 2024 to 2029 for the Company’s 3G, 4G, and 5G SEPs. On April 16, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Wuhan Court. The application was denied on August 7, 2023. The Company filed an appeal before the SPC on September 4, 2023.
Germany Proceedings
On March 25, 2022, March 28, 2022, and April 6, 2022, the Company and certain of its subsidiaries filed patent infringement claims in the Munich and Mannheim Regional Courts against Lenovo and certain of its affiliates, alleging infringement of European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684 relating to HEVC standards. The Company sought, among other relief, injunctive relief to prevent further infringement of the asserted patents. On September 21, 2023, the parties entered into a patent license agreement regarding the Company’s HEVC portfolio. On October 4, 2023, the Company filed motions to withdraw the litigations involving European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684; the litigations were withdrawn on October 9, 2023. On September 22, 2023, the Company filed a complaint with the Munich Regional Court against Lenovo and certain of its affiliates, alleging infringement of European Patent No. 2,127,420, relating to cellular 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
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
On March 24, 2023, the parties agreed to stay all technical trials on the basis that European Patent No. 2,485,558 is valid and essential based on the result of Technical Trial A in the Lenovo UK proceedings. The FRAND trial to determine the royalties to be paid under the license with Oppo is scheduled to commence on February 26, 2024.
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
Germany Proceedings
On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court held a hearing on December 14, 2022 regarding European Patent No. 2,421,318, with a second hearing scheduled for December 6, 2023. The Munich Regional Court held a hearing on March 2, 2023 regarding European Patent No. 2,127,420, with a second hearing scheduled for November 23, 2023. On March 10, 2023, the Munich Regional Court entered a stay of the proceedings regarding European Patent No. 2,485,558.
China Proceedings
On January 19, 2022, the Company was informed that Oppo had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court (the “Guangzhou IP Court”) seeking a determination of a global FRAND royalty rate for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs. On May 20, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Guangzhou IP Court. On January 12, 2023, the Guangzhou IP Court denied the application. On February 28, 2023, the Company filed an appeal to the decision. The Supreme People’s Court denied the appeal on September 7, 2023. An initial evidentiary hearing was held on October 13, 2023.

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
On July 21, 2023, the International Chamber of Commerce confirmed the full tribunal for the arbitration. The hearing has been scheduled for Summer of 2024 with an expected resolution in late 2024.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2023, except as noted above.
6. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2023, December 31, 2022 and September 30, 2022 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$518,483	$693,479	$539,651
Restricted cash included within prepaid and other current assets	7,229	9,682	8,253
Restricted cash included within other non-current assets	—	—	1,081
Total cash, cash equivalents and restricted cash	$525,712	$703,161	$548,985
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments, such as United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Four licensees comprised 71% and 76% of our net accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$515,488	$—	$—	$515,488
Commercial paper (b)	—	203,241	—	203,241
U.S. government securities(c)	—	214,181	—	214,181
Corporate bonds, asset backed and other securities (d)	—	156,385	—	156,385
Total	$515,488	$573,807	$—	$1,089,295

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$643,825	$—	$—	$643,825
Commercial paper (b)	—	209,956	—	209,956
U.S. government securities(c)	—	243,840	—	243,840
Corporate bonds, asset backed and other securities (d)	—	113,838	—	113,838
Total	$643,825	$567,634	$—	$1,211,459
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of September 30, 2023 and December 31, 2022, $0.0 million and $26.7 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of September 30, 2023 and December 31, 2022, $0.0 million and $15.7 million of U.S. government securities was included within cash and cash equivalents, respectively.
(d)As of September 30, 2023 and December 31, 2022, $8.4 million and $16.9 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
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
Investment in Other Entities
During third quarter 2023, we recognized a $6.1 million gain resulting from observable price changes of our long-term strategic investments, which was included within “Other income (expense), net” in the condensed consolidated statement of income.
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
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of September 30, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	September 30, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$452,377	$541,328	$460,000	$451,062	$441,485
2024 Senior Convertible Long-Term Debt	$126,174	$125,774	$134,060	$126,174	$125,342	$119,941
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of September 30, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$33,099	$29,753	$30,662	$28,048
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
During second quarter 2022, the Company repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. $126.2 million in aggregate principal amount of the 2024 Notes remained outstanding as of September 30, 2023. Additionally, in connection with the partial repurchase of the 2024 Notes, the Company entered into partial unwind agreements that amend the terms of the 2024 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduced the number of warrants exercisable under the 2024 Warrant Transactions. Approximately 1.6 million shares of common stock in the aggregate were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions as of September 30, 2023. As of September 30, 2023, the warrants under the 2024 Warrant Transactions had a strike price of approximately $109.43 per share, as adjusted.
The following table reflects the carrying value of our Convertible Notes long-term debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	126,174	126,174
Less: Deferred financing costs	(8,023)	(9,770)
Net carrying amount of the Convertible Notes	578,151	576,404
Less: Current portion of long-term debt	(125,774)	—
Long-term net carrying amount of the Convertible Notes	$452,377	$576,404

The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2023 and 2022 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three months ended September 30,
	2023			2022
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$631	$4,656	$4,025	$631	$4,656
Amortization of deferred financing costs	448	147	595	422	138	560
Total	$4,473	$778	$5,251	$4,447	$769	$5,216

	Nine months ended September 30,
	2023			2022
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$12,075	$1,893	$13,968	$5,501	$4,129	$9,630
Amortization of deferred financing costs	1,315	433	1,748	564	880	1,444
Total	$13,390	$2,326	$15,716	$6,065	$5,009	$11,074
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2023 and December 31, 2022 is disclosed within Note 6, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2023, we recognized $1.1 million and $2.5 million, respectively, of interest expense related to this debt, compared to $1.0 million and $2.9 million during the three and nine months ended September 30, 2022, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.

Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of September 30, 2023, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
8. VARIABLE INTEREST ENTITIES
As further discussed below, we are the primary beneficiary of one variable interest entity. As of September 30, 2023, the book value of the assets and liabilities associated with this variable interest entity included in our condensed consolidated balance sheet were $11.4 million and $0.7 million, respectively. Assets included $2.5 million of cash and cash equivalents, $0.1 million of prepaid and other current assets, and $8.8 million of patents, net. As of December 31, 2022, the book value of the assets and liabilities associated with this variable interest entity included in our condensed consolidated balance sheet were $17.5 million and $1.8 million, respectively. Assets included $4.4 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid and other current assets, and $9.1 million of patents, net.
Convida Wireless
Convida Wireless was launched in 2013, and most recently renewed in 2021, to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we performed.
Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we determined that we were the primary beneficiary for accounting purposes and consolidated Convida Wireless through September 30, 2023. For the three and nine months ended September 30, 2023, we allocated approximately $0.8 million and $3.0 million, respectively, of Convida Wireless's net loss to noncontrolling interests held by other parties and for the three and nine months ended September 30, 2022, we allocated approximately $0.5 million and $1.2 million, respectively.
In October 2023, Convida Wireless appointed a President and Chief Licensing Officer who will be responsible for directing the operating activities of Convida, including research and platform development services. Accordingly, we expect to deconsolidate Convida Wireless during fourth quarter 2023.
9. OTHER INCOME (EXPENSE), NET
The amounts included in "Other income (expense), net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest and investment income	$11,763	$4,421	$33,697	$4,927
Loss on extinguishment of long-term debt	—	—	—	(11,190)
Other	2,962	(3,509)	8,606	(8,846)
Other income (expense), net	$14,725	$912	$42,303	$(15,109)
The changes in Other income (expense), net for the three and nine months ended September 30, 2023 and 2022 were $13.8 million and $57.4 million, respectively. Interest and investment income increased in both three and nine months ended September 30, 2023 and 2022, due to increased short-term investments made by the Company and market conditions driving higher yields on our short-term investments. The change in the nine months ended September 30, 2023 and 2022 was also due to the $11.2 million loss on extinguishment of the 2024 Notes in second quarter 2022, as described further in Note 7, "Obligations".
The changes in Other were primarily due to foreign currency translation arising from euro translation of our foreign subsidiaries and fair value adjustments of our investments.

10.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Tax receivables	$75,934	$64,117
Prepaid assets	11,474	9,044
Restricted cash	7,229	9,682
Patents held for sale	—	4,000
Other current assets	9,561	2,873
Total Prepaid and other current assets	$104,198	$89,716
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract asset	$43,720	$2,544
Tax receivables	26,688	29,370
Long-term investments	25,556	19,593
Goodwill	22,421	22,421
Right-of-use assets	16,335	18,034
Other non-current assets	2,753	3,758
Total Other non-current assets, net	$137,473	$95,720
The amounts included in "Other accrued expenses" in the consolidated balance sheet as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Customer deposit	$76,100	$—
Accrued legal fees	11,510	12,230
Other accrued expenses	13,575	11,276
Total Other accrued expenses	$101,185	$23,506
The amounts included in "Other long-term liabilities" in the consolidated balance sheet as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities	$17,941	$19,923
Deferred compensation liabilities	16,447	14,078
Other long-term liabilities	18,297	19,599
Total Other long-term liabilities	$52,685	$53,600
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
As of September 30, 2023 and December 31, 2022, the Company's restructuring liability was $0.2 million and $4.5 million, respectively, and is included in "Other accrued expenses" on our condensed consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of December 31, 2022	$4,495
Cash payments	(1,487)
Other	52
Balance as of March 31, 2023	3,060
Cash payments	(1,903)
Other	2
Balance as of June 30, 2023	1,159
Cash payments	(956)
Other	(10)
Balance as of September 30, 2023	$193
The restructuring expenses included in "Restructuring activities" in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Asset impairment	$—	$—	$—	$2,427
Severance and other benefits	—	—	—	305
Outside services and other associated costs	—	—	—	548
Total	$—	$—	$—	$3,280

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
Lenovo HEVC Agreement
During third quarter 2023, we signed a multi-year, worldwide, non-exclusive, royalty bearing license with Lenovo ("Lenovo HEVC PLA"), covering InterDigital’s HEVC video patents. The new license resolves all related HEVC litigation. During third quarter 2023, we recognized a total of $40.8 million of revenue from Lenovo, including amounts received under the Lenovo HEVC PLA.
Return of Capital to Shareholders
During the third quarter 2023, the Company returned $66.1 million to shareholders, including $9.3 million, or $0.35 per share, of cash dividends paid and $56.9 million through the repurchase of 0.7 million shares of common stock. Additionally, we announced an increase to the quarterly cash dividend from $0.35 to $0.40 per share, beginning with the dividend paid in fourth quarter 2023.
During the period October 1, 2023 to October 31, 2023, we repurchased an additional 0.3 million shares for $21.9 million under our share repurchase program. As of October 31, 2023, there was $79.9 million remaining under the share repurchase authorization, which we plan to utilize to repurchase additional common shares.
Cash & Short-term Investments
As of September 30, 2023, we had $1.1 billion of cash, restricted cash and short-term investments and an additional $1.2 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under a patent license agreement with Samsung.
88% of our recurring revenue comes from fixed-fee royalties. Our fixed-fee agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three and nine months ended September 30, 2023 and 2022, including the resulting operating cash flow (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Cash vs. Non-cash revenue:	2023	2022	2023	2022
Fixed fee cash receipts (a)	$368,608	$26,662	$402,683	$73,804
Other cash receipts (b)	3,684	6,403	34,816	31,615
Change in deferred revenue	(77,474)	(274,034)	3,933	(146,334)
Change in receivables	(167,222)	354,242	16,390	371,930
Other (c)	12,510	1,491	(13,752)	9,724
Total Revenue	$140,106	$114,764	$444,070	$340,739
Net cash provided by (used in) operating activities	$310,610	$(18,729)	$237,318	$(70,469)
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

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded that relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long-term deferred revenue as of September 30, 2023 (in thousands):

Deferred Revenue (a)
Remainder of 2023	$64,137
2024	134,934
2025	128,791
2026	78,777
2027	12,450
2028 and Thereafter	3,617
Total Revenue	$422,706
(a)    This table includes our estimated amortization of deferred revenue related to the Lenovo UK proceedings.  In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.
Revenue
Third quarter 2023 total revenues of $140.1 million increased 22% from third quarter 2022 primarily due to catch-up revenues recognized from the Lenovo HEVC PLA and one other new agreement signed during third quarter 2023. Third quarter 2023 recurring revenues were $104.5 million, compared to recurring revenues of $101.0 million in third quarter 2022, a 3% year-over-year increase. In third quarter 2023, revenues (in descending order) from Lenovo, Apple, Samsung, and Xiaomi each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --Third Quarter 2023 Compared to Third Quarter 2022" for further discussion of our 2023 revenue.
Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by inflation, supply chain issues, rising interest rates, labor shortages, and the potential for a recession. These market factors, as well as the impacts of the Ukraine-Russia and Israel-Hamas conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition. See the section titled “Risk Factors” in the 2022 Form 10-K.
Comparability of Financial Results
When comparing third quarter 2023 financial results against other periods, the following items should be taken into consideration:
•Our third quarter 2023 revenues include $35.6 million of catch-up revenues related to the Lenovo HEVC PLA and one other new agreement signed in third quarter 2023.
•During third quarter 2023, we recognized a $6.1 million gain resulting from an observable price change of a long-term strategic investment, which was included within “Other income (expense), net” in the condensed consolidated statement of income.
•During third quarter 2023, we incurred $5.1 million of one-time supplemental compensation costs driven by licensing success.
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
Cash, cash equivalents, restricted cash and short-term investments
As of September 30, 2023 and December 31, 2022, we had the following amounts of cash and cash equivalents, restricted cash and short-term investments (in thousands):

	September 30, 2023	December 31, 2022	Increase /(Decrease)
Cash and cash equivalents	$518,483	$693,479	$(174,996)
Restricted cash included within prepaid and other current assets	7,229	9,682	(2,453)
Short-term investments	565,436	508,298	57,138
Total cash, cash equivalents, restricted cash and short-term investments	$1,091,148	$1,211,459	$(120,311)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $340.5 million and cash used in investing activities of $30.6 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $237.3 million. Refer to the sections below for further discussion of these items.
Cash flows from operating activities
Cash flows provided by (used in) operating activities in the first nine months 2023 and 2022 were as follows (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$237,318	$(70,469)	$307,787

Our cash flows provided by (used in) operating activities are principally driven by cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $307.8 million change in net cash provided by (used in) operating activities was primarily driven by cash receipts from the Lenovo UK proceedings, Lenovo HEVC PLA, and seven other new patent license agreements signed in the last twelve months, as well as timing of cash receipts under existing agreements. The increase in cash receipts was partially offset by tax payments made in first nine months 2023 and an increase in cash operating expenses. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Total Cash Receipts	$437,499	$105,419	$332,080
Cash Outflows:
Cash operating expenses [a]	159,601	152,032	7,569
Income taxes paid [b]	30,117	4,585	25,532
Total cash outflows	189,718	156,617	33,101

Other working capital adjustments	(10,463)	(19,271)	8,808

Cash flows provided by (used in) operating activities	$237,318	$(70,469)	$307,787
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, non-cash compensation and non-cash impairment charges.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for first nine months 2023 was $74.3 million, a $48.9 million decrease from $123.2 million in first nine months 2022. During first nine months 2023, we purchased $43.7 million of short-term marketable securities, net of sales, and capitalized $31.2 million of patent costs and property and equipment purchases. During first nine months 2022, we purchased $92.1 million of short-term marketable securities, net of sales, and capitalized $31.1 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first nine months 2023 was $340.5 million, a change of $369.9 million from net cash provided by financing activities of $29.4 million the first nine months 2022. This change was primarily attributable to a $228.3 million increase in share repurchases in first nine months 2023 compared to first nine months 2022, of which $203.4 million was related to the Company's modified "Dutch auction" tender offer in first quarter 2023. The change was also due to net proceeds of $139.2 million from the debt refinancing during second quarter 2022.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2023 was approximately $422.7 million, a net decrease of $3.9 million from December 31, 2022. This decrease in deferred revenue was primarily due to amortization of deferred revenue recognized in the period, partially offset by cash receipts on new and existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2023 deferred revenue balance of $422.7 million by $167.6 million over the next twelve months.

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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes and $81.29 per share for the 2024 Notes as of September 30, 2023) or above the strike price of the warrants ($106.37 per share for the 2027 Warrant Transactions and $109.43 per share for the 2024 Warrant Transactions as of September 30, 2023), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 7, "Obligations," the Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes and the $126.2 million aggregate principal amount of the 2024 Notes outstanding as of September 30, 2023, and the approximately 5.9 million warrants related to the 2027 Notes and the 1.6 million warrants remaining related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions and 2024 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions:

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

RESULTS OF OPERATIONS
Third Quarter 2023 Compared to Third Quarter 2022
Revenues
The following table compares third quarter 2023 revenues to third quarter 2022 revenues (in thousands):

	Three months ended September 30,
	2023	2022	Increase/(Decrease)
Recurring revenues:
Smartphone	$88,376	$87,141	$1,235	1%
CE, IoT/Auto	15,659	13,905	1,754	13%
Other	441	—	441	100%
Total recurring revenues	104,476	101,046	3,430	3%
Catch-up revenues [a]	35,630	13,718	21,912	160%
Total revenues	$140,106	$114,764	$25,342	22%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $140.1 million increased $25.3 million primarily due to catch-up revenues related to the Lenovo HEVC PLA and one other new agreement, partially offset by catch-up revenues from connected automobile license agreements recognized in third quarter 2022. Recurring revenues were relatively flat compared to third quarter 2022.
In third quarter 2023 and 2022, 78% and 70%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In third quarter 2023 and 2022, the following licensees accounted for 10% or more of our total revenue:

	Three months ended September 30,
	2023	2022
Customer A	29%	—%
Customer B	24%	30%
Customer C	14%	17%
Customer D	11%	13%
Customer E	<10%	10%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2023 and third quarter 2022 by category (in thousands):

	Three months ended September 30,
	2023	2022	Increase/(Decrease)
Research and portfolio development	$50,253	$50,116	$137	—%
Licensing	21,522	18,393	3,129	17%
General and administrative	14,678	14,418	260	2%
Total Operating expenses	$86,453	$82,927	$3,526	4%

Operating expenses increased to $86.5 million in third quarter 2023 from $82.9 million in third quarter 2022. The $3.5 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Intellectual property enforcement	$2,320
Other	1,206
Total increase in operating expenses	$3,526
The $3.5 million increase in operating expenses was primarily due to a $2.3 million increase in intellectual property enforcement costs driven by costs from the Samsung arbitration and Oppo proceedings, partially offset by decreased costs from the Lenovo proceedings.
Research and portfolio development expense: Research and portfolio development expense was relatively flat compared to third quarter 2022.
Licensing expense: Licensing expense increased $3.1 million primarily due to the above-noted increase in intellectual property enforcement costs.
General and administrative expense: General and administrative expense was relatively flat compared to third quarter 2022.
Non-Operating Income (Expense), net
The following table compares third quarter 2023 non-operating income (expense), net to third quarter 2022 non-operating income (expense), net (in thousands):

	Three months ended September 30,
	2023	2022	Increase/(Decrease)
Interest expense	$(12,683)	$(7,659)	$(5,024)	(66)%
Interest and investment income	11,763	4,421	7,342	166%
Other	2,962	(3,509)	6,471	184%
Total non-operating income (expense), net	$2,042	$(6,747)	$8,789	130%
Interest expense increased $5.0 million primarily due to significant financing expense resulting from a previously announced patent license agreement. The $7.3 million increase in interest and investment income was primarily due to increased short-term investments made by the Company and market conditions driving higher yields from the short-term investments. The change in Other was primarily due to a $6.1 million gain resulting from an observable price change of a long-term strategic investment.
Income taxes
In third quarter 2023 and 2022, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 15.3% and 13.2%, respectively. The change in effective tax rate is due to a change in the amount of Foreign Derived Intangible Income deduction available to the Company due to an increase in taxable income for the timing difference between the recognition of book and tax revenue. The effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our third quarter 2023 and 2022 effective tax rate would have been 14.4% and 7.5%, respectively.

First Nine Months 2023 Compared to First Nine Months 2022
Revenues
The following table compares first nine months 2023 revenues to first nine months 2022 revenues (in thousands):

	Nine months ended September 30,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$260,882	$262,323	$(1,441)	(1)%
CE, IoT/Auto	43,177	37,040	6,137	17%
Other	1,063	911	152	17%
Total recurring revenues	305,122	300,274	4,848	2%
Catch-up revenues [a]	138,948	40,465	98,483	243%
Total revenues	$444,070	$340,739	$103,331	30%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $444.1 million increased 30% from $340.7 million in the first nine months of 2022 primarily due to catch-up revenues from Lenovo. Recurring revenues were relatively flat compared to first nine months 2022.
In first nine months 2023 and first nine months 2022, 79% and 71% of our total revenue, respectively, was attributable to licensees that individually accounted for 10% or more of our total revenue. In first nine months 2023 and first nine months 2022, the following licensees accounted for 10% or more of our total revenue:

	Nine months ended September 30,
	2023	2022
Customer A	33%	—%
Customer B	23%	31%
Customer C	13%	17%
Customer D	10%	13%
Customer E	<10%	10%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2023 and first nine months 2022 by category (in thousands):

	Nine months ended September 30,
	2023	2022	Increase/(Decrease)
Research and portfolio development	$149,560	$139,470	$10,090	7%
Licensing	59,534	51,249	8,285	16%
General and administrative	38,686	34,818	3,868	11%
Restructuring activities	—	3,280	(3,280)	(100)%
Total Operating expenses	$247,780	$228,817	$18,963	8%

Operating expenses increased 8% to $247.8 million in first nine months 2023 from $228.8 million in first nine months 2022. The $19.0 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Share-based compensation	$11,640
One-time net litigation fee reimbursement	7,537
Fair value changes of deferred compensation liability	4,403
Patent impairment	2,500
Intellectual property enforcement	(3,927)
Restructuring activities	(3,279)
Other	89
Total increase in operating expenses	$18,963
The $19.0 million increase in operating expenses was primarily due to a $11.6 million increase in share-based compensation costs driven by both higher accrual rates and higher award levels to non-executive employees and a $4.4 million increase from fair value changes of our deferred compensation liability, which was offset by a related gain recorded within "Other income (expense), net" on the investments that we hold under the plan. Additionally, first nine months 2023 included one-time items, including a $7.5 million net litigation fee reimbursement related to the Lenovo proceedings and a $2.5 million impairment on our patents held for sale.
These increases were partially offset by a $3.9 million decrease in intellectual property enforcement costs primarily driven by decreased costs from the Lenovo proceedings and a $3.3 million decrease in non-recurring restructuring activities recognized in first nine months 2022.
Research and portfolio development expense: The $10.1 million increase in research and portfolio development expense primarily resulted from the above-noted increases in share-based compensation, fair value changes of our deferred compensation liability, and patent impairment.
Licensing expense: Licensing expense increased by $8.3 million primarily resulting from the above-noted one-time litigation fee reimbursement and increases in share-based compensation, partially offset by the decrease in intellectual property enforcement costs.
General and administrative expense: The $3.9 million increase in general and administrative expense was primarily driven by the above-noted increases in share-based compensation and fair value changes of our deferred compensation liability.
Restructuring activities: Restructuring expenses associated with our overall restructuring plan decreased due to the plan being substantially complete in 2022.
Non-Operating Income (Expense), net
The following table compares first nine months 2023 non-operating income (expense), net to first nine months 2022 non-operating income (expense), net:

	Nine months ended September 30,
	2023	2022	Increase/(Decrease)
Interest expense	$(36,911)	$(19,446)	$(17,465)	(90)%
Interest and investment income	33,697	4,927	28,770	584%
Loss on extinguishment of long-term debt	—	(11,190)	11,190	(100)%
Other	8,606	(8,846)	17,452	197%
Total non-operating income (expense), net	$5,392	$(34,555)	$39,947	116%
Interest expense increased primarily due to significant financing expense resulting from a previously announced patent license agreement and additional interest on the 2027 Notes that were issued during second quarter 2022. Also in second quarter 2022, there was a $11.2 million loss on extinguishment of the 2024 Notes, as described further Note 7, "Obligations" within the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The $28.8 million increase in interest and investment income was primarily due to increased short-term investments made by the Company and market conditions driving higher yields from the short-term investments.
The change in Other was primarily due to fair value adjustments of our investments resulting in a $10.5 million net gain in first nine months 2023, compared to a $1.8 million net loss in first nine months 2022 and due to a foreign currency translation net loss arising from euro translation of our foreign subsidiaries of $1.0 million in first nine months 2023, compared to a $6.7 million net loss in first nine months 2022.
Income taxes
In first nine months 2023 and 2022, we had an effective tax rate of 14.7% and 22.4%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company due to higher taxable income inclusive of timing difference between the recognition of book and tax revenue. Additionally, the effective tax rate in both periods was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit, as well as by the foreign-derived intangible income deduction and non-deductible compensation. Excluding this valuation allowance, our nine months ended September 30, 2023 and 2022 effective tax rate would have been 13.4% and 18.1%, respectively. In the nine months ended September 30, 2023, we recorded a net discrete tax benefit of $2.9 million primarily related to share-based compensation. The prior period included a net discrete tax expense of $2.3 million primarily related to the extinguishment of long-term debt recognized during second quarter of 2022.

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
•our continued ability to develop new technologies and secure new patents, including the risk of unexpected delays or difficulties related to the development of our technologies;
•risks associated with our capital allocation strategies, including risks associated with our planned dividend payments and share repurchases;
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
•the potential effects that macroeconomic uncertainty could have on our financial position, results of operations and cash flows
•impacts from acts of terrorism, war or political or civil unrest, or any responses thereto, in the United States or elsewhere;
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during third quarter 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2023 - July 31, 2023	161,995	$95.28	161,995	$142,788,757
August 1, 2023 - August 31, 2023	246,325	$84.96	246,325	$121,855,823
September 1, 2023 - September 30, 2023	244,700	$82.21	244,700	$101,733,356
Total	653,020	$86.49	653,020
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
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION.

During third quarter 2023, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Name		Action	Date	Trading Arrangement		Maximum Shares to be Sold*	Expiration Date
	Title			Rule 10b5-1	Non-Rule 10b5-1
Samir Armaly	Director	Adopt	August 14, 2023	X		1,751	June 28, 2024
John Kritzmacher	Director	Adopt	August 14, 2023	X		756	June 28, 2024
Pierre-Yves Lesaicherre	Director	Adopt	August 14, 2023	X		972	June 28, 2024
John Markley Jr.	Director	Adopt	August 14, 2023	X		750	June 28, 2024
Jean Rankin	Director	Adopt	August 14, 2023	X		756	June 28, 2024
*Number of shares to be sold represents the individual's estimated tax liability associated with the vesting of the RSU grants covered by the trading arrangement.

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

INTERDIGITAL, INC.

Date: November 2, 2023	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: November 2, 2023	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer