Form 10-K
period 2023-12-31
InterDigital, Inc.
filed 2024-02-15
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,515,255,990 as of June 30, 2023.
The number of shares outstanding of the registrant’s common stock was 25,487,354 as of February 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2024 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

PART I

Item 1.     BUSINESS.
Overview
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, video, artificial intelligence ("AI"), and related technologies. We design and develop foundational technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies providing such products and services, including makers of wireless communications devices, consumer electronics, IoT devices, cars and other motor vehicles and providers of cloud-based services such as video streaming. As a leader in wireless technology, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G and today's most advanced Wi-Fi technologies. We are also a leader in video processing and video encoding/decoding technology, with a significant AI research effort that intersects with both wireless and video technologies.
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2023, InterDigital's wholly owned subsidiaries held a portfolio of more than 30,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to communications and entertainment products and services. Our portfolio includes numerous patents and patent applications that we believe are or may be essential to existing standards, or may become essential to future standards, established by many Standards Development Organizations ("SDOs"). We have contributed technology to wireless standards including the 3G, 4G, and 5G cellular standards and the IEEE 802 suite of standards. We have contributed technology to video standards including standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the acquisitions of the patent licensing business and research and innovation unit of visual technology industry leader Technicolor SA and patents and applications created by internal development. Our patented inventions have been implemented in a wide variety of products, including smartphones, other wireless communication devices and infrastructure equipment, such as tablets, and base stations, consumer electronics and Internet of Things ("IoT") products, such as televisions, laptops, gaming consoles, set-top boxes, streaming devices and connected automobiles. In addition, our patented inventions have been implemented in a wide variety of services, such as video streaming and other cloud-based services.
InterDigital derives revenues primarily from licensing our patented innovations. In 2023 and 2022, our total revenues were $549.6 million and $457.8 million, respectively. Additional information about our revenues, profits and assets, as well as additional financial data, is provided in the Consolidated Financial Statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our strategy is to continue to be a leading innovator, designer and developer of fundamental, horizontal technologies and to receive fair compensation from the companies that implement our patented innovations in their products and services across licensing programs.
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

•Grow our patent-based revenue. We intend to grow our licensing revenue base by adding licensees in the existing product markets that we serve, and by expanding our licensing activities into video streaming and other cloud-based services. These licensing efforts may be direct or executed in conjunction with licensing partnerships and other efforts, and may require the enforcement and defense of our intellectual property through litigation and other means.
•Pursue strategic research partnerships with other technology companies. We have in the past and we expect to continue to pursue partnerships to jointly develop technology with other companies in our industries. In addition, as part of our ongoing research and development efforts, InterDigital may develop proprietary solutions that may be most valuable when incorporated into commercial products or services offered by others. As an example, we believe that our advanced capabilities in visual technologies will continue to result in developing solutions that can be implemented in adjacent industries, such as content production, gaming, and other areas. We will seek to bring such technologies, as well as other technologies we may develop or acquire, to market through various methods including technology licensing, joint ventures and partnerships.
•Attract and retain top talent in wireless, video and AI research, patent portfolio creation, and licensing. Our business success is dependent on our ability to attract, grow, and retain top talent, such as specialized engineering and other technical talent.
Technology Research and Development
InterDigital R&I
InterDigital operates a diversified research and development operation, InterDigital Research & Innovation ("InterDigital R&I").
As an early and ongoing participant in the digital wireless market, InterDigital has developed pioneering solutions for the cellular and Wi-Fi technologies that enable wireless transmission of voice, data and multimedia content in use today. That early involvement and our continued development of advanced digital wireless technologies have enabled us to create our significant worldwide portfolio of patents. InterDigital is also a leader in key video technologies, including emerging technologies such as immersive video and AI-based video coding. Our current research efforts are focused on a variety of areas related to future technology and devices, including cellular wireless technology, advanced video coding and transmission, and AI. The InterDigital R&I team’s technical expertise is recognized by the worldwide wireless and video standards bodies where our delegates hold key leadership positions.
Our capabilities in the development of advanced technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. In 2023, 2022, and 2021, our research and innovation costs were $78.3 million, $74.3 million, and $89.4 million, respectively, and the largest portion of this expense has been personnel costs.
Wireless Technology
We have a long history of developing cellular technologies, including those related to CDMA and TDMA and OFDM/OFDMA and MIMO. Many of our inventions are being used in all 2G, 3G, 4G and 5G wireless networks and mobile terminal devices. We continue to be engaged in development efforts to build and enhance our 3GPP (as defined herein) technology portfolio in the current and future generations including 5G, 5G Advanced and 6G. The horizontal technologies we develop are essential to support a variety of use cases across several vertical market segments that use connected devices such as automobiles and autonomous vehicles, wearables, smart factories and smart homes, robots, drones and many other connected consumer electronic products including mobile phones and tablets. We are developing evolutionary and revolutionary solutions that enable connectivity in both licensed and unlicensed spectrum, terrestrial and non-terrestrial networks to provide ubiquitous coverage, across a large range of frequencies up to the terahertz (THz) wave bands.
Segments outside of 3GPP primarily fall within the scope of the IEEE 802 and IETF standards. We continue to grow a portfolio of technology related to Wi-Fi, Internet Standards, and Edge Computing, that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (802.11be - Extremely High Throughput), cloud gaming, security, and terminal mobility for edge services.

Advanced Video Coding and Transmission Technology
An important and growing segment of wireless traffic is devoted to video streaming. We have a rich history in developing advanced technologies that address the challenges of video as it relates to mobile. Specifically, in the area of video research, we have a long history of research and innovation in technologies that provide the basis for nearly all of the modern video codecs. We have been actively engaged in video standards development work in the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET). Those efforts have focused on H.265/High Efficiency Video Coding ("HEVC") versions 1 to 4, as well as development of the VCC/H.266 and the MPEG Immersive (MPEG-I) standards suite for the future. InterDigital R&I is now conducting research in groundbreaking technologies preparing for the next generation of video codecs beyond VVC, investigating new media coding such as point cloud compression, haptics or avatars using both traditional and AI-based techniques. Even codecs, such as AV1/VP9, developed by non-standard groups use fundamental techniques we have been instrumental in developing.
Artificial Intelligence/Machine Learning (AI/ML)
InterDigital is using AI to drive both wireless and video standards towards the future, leveraging AI as a valuable tool to drive efficiency and new capabilities in wireless networks and in video compression and delivery systems. We are researching a variety of aspects of AI that can be applied to complex problems in video and wireless technologies. Those areas of research include: energy-efficient deep learning, aimed at reducing the energy-intensive rollout of AI; deep video compression, seeking to design novel video codecs based on deep learning techniques and optimized for different use cases (e.g., for machine consumption); and AI for dynamic wireless environments, which could help enhance and optimize wireless systems, particularly when channel characteristics are highly dynamic.
Patent Portfolio
As of December 31, 2023, our patent portfolio consisted of more than 30,000 patents and patent applications worldwide. The patents and applications comprising our portfolio relate predominantly to cellular wireless standards, including 3G, 4G and 5G technologies, other wireless standards, including 802.11 (Wi-Fi) technology, and a variety of video technologies and standards, such as HEVC and VVC. Our issued patents expire at differing times ranging from 2024 through 2043. We generally receive newly issued patents on a weekly basis, which further extend the coverage of newly developed technologies and expiration dates of our patents.
Our Revenue Sources
Device-based Licensing Revenue
Companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of mobile handsets, tablets and other devices, and many consumer electronics products, such as televisions, personal computers and other devices, require a license under our patents. We have successfully entered into patent license agreements with many of the leading mobile communications and consumer electronics companies globally, including Amazon Technologies, Inc. ("Amazon"), Apple Inc. ("Apple"), Lenovo Group Limited ("Lenovo"), Google LLC ("Google"), LG Electronics, Inc. ("LG"), Samsung Electronics Co., Ltd. ("Samsung"), Sony Corporation of America ("Sony"), and Xiaomi Corporation ("Xiaomi"), among others.
Service-based Licensing Revenue Opportunities
We also believe that companies providing certain video streaming and other cloud services require a license under our patents and we intend to seek license agreements with such companies.
Overview of Patent Licenses
The majority of our revenue is generated from fixed-fee patent license agreements, with a smaller portion coming from variable royalty agreements. Upon entering into a new patent license agreement, consideration should be paid for sales made prior to the period in which the agreement was executed, to the extent those past sales were previously unlicensed (i.e., catch-up revenues), in addition to royalties or license fees on licensed products sold during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Almost all of our patent license agreements provide for the payment of royalties based on sales of licensed products designed to operate in accordance with particular standards (convenience-based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement-based licenses).
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
Licensing Through Platforms
As part of the Technicolor Patent Acquisition, we assumed Technicolor's rights and obligations under a joint licensing program with Sony relating to digital televisions ("DTVs") and standalone computer display monitors ("CDMs") (such program, the "Madison Arrangement"), including Technicolor's role as exclusive licensing agent. Under the Madison Arrangement, Technicolor and Sony combined portions of their respective DTV and CDM patent portfolios and created a combined licensing opportunity for DTV and CDM manufacturers. As licensing agent for the Madison Arrangement, we are responsible for making decisions regarding the prosecution and maintenance of the combined patent portfolio and the licensing and enforcement of the combined patent portfolio in the field of use of DTVs and CDMs. Refer to Note 10, "Obligations," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information about the Madison Arrangement.
In 2016, InterDigital joined Avanci, the industry’s first marketplace for the licensing of cellular standards-essential technology for the IoT. The licensing platform brings together many of InterDigital’s peers in standards-essential technology leadership, and makes 2G, 3G, 4G, and 5G standards-essential patents available to IoT players in specific product segments with one flat-rate license. The Avanci licensing programs in specific product segments for the IoT industry will provide access to the entire applicable standards-essential wireless patent portfolios held by all of the platform participants, as well as any additions to their portfolios during the term of the license. Since December 2017, Avanci has primarily focused on the automotive market, and has signed patent license agreements with BMW Group, Audi, Porsche, Volkswagen, and Volvo Cars, among others, collectively representing over 80% of annual connected car shipments.
Overview of Smartphone, Consumer Electronics, IoT, and Video Services Industries
The primary markets for our wireless and video technologies are the smartphone, consumer electronics, IoT/Automotive, and Video Services markets. The smartphone market, with an estimated 1.2 billion units shipped worldwide in 2023, is driven by several large, global brands. The market was relatively flat in 2023 due to a broad economic slowdown in China and economic challenges globally, but smartphone sales began to recover in the fourth calendar quarter. The market is expected to maintain this momentum in 2024 due to the continued global uptake of 5G smartphones as well as the migration from feature phones to smartphones in emerging regions.
In addition to smartphones there is a large universe of other consumer electronic devices and ecosystems, with a mix of mature and emerging, as well as consolidated and fragmented, device segments. After smartphones, televisions represent one of the largest markets with more than 200 million units shipped globally. Other key consumer electronics device categories include tablets and personal computers, set-top-boxes and streaming media players, gaming consoles, wearables and smart home products.
IoT/Automotive is an important and relatively new market that is expected to result in a significant increase in the number of connected devices worldwide and unlock new business capabilities. Total global cellular IoT device shipments are expected to grow from approximately 400 million in 2023 to approximately 700 million by 2027. Automobiles represent a significant opportunity within the IoT market, with approximately 50 million connected vehicles shipped in 2023, which is expected to grow significantly in the future.
Video Services, a rapidly growing market, encompass a wide range of consumer video entertainment platforms, including Subscription Video on Demand (SVOD), Advertising-Based Video on Demand (AVOD), Virtual Multichannel Video Programming Distributor (vMVPD), Free Ad-Supported Streaming TV (FAST), and social media platforms. Collectively, the Video Services market is expected to grow from $350 billion of annual revenue in 2023 to $480 billion of annual revenue by 2027.
Overview of Standardization
To achieve economies of scale and support interoperability among different participants, many wireless and consumer electronics products have been designed to operate in accordance with certain industry standards. Wireless industry standards are formal requirements and guidelines for engineers, designers, manufacturers and service providers that regulate and define the use of the radio frequency spectrum in conjunction with providing detailed specifications for wireless communications products. New wireless standards are typically adopted with each new generation of products, are often compatible with previous generations and are defined to ensure equipment interoperability and regulatory compliance. The consumer electronics industry also implements many of the same standards, including standards related to Wi-Fi and increasingly, cellular technologies, as well as a broad range of video coding standards that enable the efficient transmission and rendering of video content.

SDOs, which facilitate and govern the development of standards, typically ask participating companies to declare formally whether they believe they hold patents or patent applications essential or potentially essential to a particular standard and whether they are willing to license those patents on either a royalty-bearing basis on fair, reasonable and nondiscriminatory terms or on a royalty-free basis. To manufacture, have made, sell, offer to sell or use such products on a non-infringing basis, a manufacturer or other entity doing so needs to obtain a license from the holder of essential patent rights. The SDOs neither have enforcement authority against entities that fail to obtain required licenses, nor do they have the ability to protect the intellectual property rights of holders of essential patents.
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
Business Activities
2023 Patent Licensing Activity
During 2023, we entered into eight patent license agreements as discussed below.
Direct Licenses
In 2023, we signed a multi-year, worldwide, non-exclusive, royalty bearing license with Lenovo, covering InterDigital’s HEVC patents (the "Lenovo HEVC PLA"). The new license resolved all related HEVC litigation at the time. We also entered into a multi-year, worldwide, non-exclusive, royalty bearing license with TCL Communication Technology Holdings, Ltd. covering InterDigital’s portfolio of 3G and 4G patents.
In 2023, we also entered into five other licenses covering digital televisions, set-top boxes, and/or video patents, including licenses with Humax Co., Ltd., Alps Alpine Co., Ltd., Panasonic Entertainment & Communication Co., LTD., and Funai Electronic Co., LTD.
Other Licensing Activities
On March 16, 2023, the UK’s High Court handed down its judgment in the Company’s licensing dispute with Lenovo. The Court ruled that Lenovo should pay a total of $138.7 million for a license to InterDigital’s portfolio of 3G, 4G and 5G patents, including past sales. On June 27, 2023, we were awarded an additional $46.2 million, increasing the total Lenovo must pay for a cellular patent license through 2023 to $184.9 million. During 2023, we recognized a total of $150.1 million of revenue from Lenovo, including amounts received under the Lenovo HEVC PLA. The Company will defer recognizing any additional revenue related to the UK proceedings until the appeal process progresses.
Customers Generating Revenues Exceeding 10% of Total 2023 Revenues
A small number of customers historically have accounted for a significant portion of our consolidated revenues. In fiscal 2023, revenues (in descending order) from Lenovo, Apple, Samsung, and Xiaomi each comprised 10% or more of our consolidated revenues. Additional information regarding revenue concentrations is provided in this Annual Report in Note 4, "Geographic/Customer Concentration" in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
As discussed above in 2023 Patent Licensing Activity, we recognized a total of $150.1 million of revenue from Lenovo, including amounts received under the Lenovo HEVC PLA and our UK proceedings. The Company will defer recognizing any additional revenue related to the UK proceedings until the appeal process progresses.
In 2022, we renewed a multi-year, royalty-bearing, worldwide and non-exclusive patent license agreement with Apple (the “Apple PLA”). The agreement sets forth terms covering the sale by Apple of its products and services, including, but not limited to, its 3G, 4G, and 5G cellular and wireless-enabled products. The term of the Apple PLA extends through September 30, 2029.
In 2022, we agreed to renew our patent license agreement with Samsung and enter into binding arbitration to determine the final terms of the license, including the amount payable by Samsung under the new agreement. In 2023, we began recognizing revenue for Samsung at a conservative level consistent with the revenue we recognized from our patent license agreement that expired on December 31, 2022. We believe that it is likely the arbitration award will exceed the conservative estimate and require a true-up at that time. We expect resolution in late 2024.
In 2021, we entered into a multi-year, worldwide, non-exclusive, royalty bearing license with Xiaomi. The license covers Xiaomi’s cellular-enabled mobile devices under our standard essential patents related to 3G, 4G, 5G, WiFi and HEVC and extends through December 31, 2025.

Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may agree with such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them. Enforcing our intellectual property through legal action is an important alternative to bilateral negotiations with respect to licensees who engage in the pernicious practice of "holdout". In recent years, courts in various jurisdictions have addressed “holdout” behavior, recognizing that fair, reasonable and non-discriminatory ("FRAND") obligations are bilateral and failure of implementers to act in a FRAND manner can result in certain penalties. We welcome this development as it incentivizes potential licensees to negotiate in a timely and reasonable fashion as well as providing a necessary balance to FRAND negotiations.
Enforcement of our patent portfolio has typically taken the form of a patent infringement lawsuit or an administrative proceeding, such as a Section 337 proceeding before the U.S. International Trade Commission ("USITC" or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement, an injunction against future infringement, declaratory judgment and/or other relief. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. Parties may bring administrative and/or judicial challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products or seek to petition a court to establish a rate and/or terms for a license to our patents. Parties may also allege that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer (or be prepared to offer) a license to that party for patents that are or may become standards-essential patents ("SEPs") on FRAND terms and conditions, and may also file antitrust claims or regulatory complaints on that or other bases, and may seek damages or other relief based on such claims. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not SEPs. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of monetary damages for past manufacture, use and/or sale of the patented invention, the setting of terms and conditions for a license, issuance by the court of an injunction enjoining the infringer from manufacturing, using and/or selling infringing products and/or a declaration of FRAND compliance.
Contractual Arbitration Proceedings
We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under applicable agreements. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our patent license agreements typically provide for private confidential arbitration as the mechanism for resolving disputes with our licensees. In arbitration, licensees may seek to assert various claims, defenses, or counterclaims, such as claims based on waiver, promissory estoppel, breach of contract, fraudulent inducement to contract, antitrust, and unfair competition. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to arbitration might have the right to have the award reviewed in a court of competent jurisdiction; however, based on public policy favoring the use of arbitration, it is generally difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award confirmed as a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.
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
Competition
With respect to our technology development activities and resulting commercialization efforts, we face competition from companies, including in-house development teams at other wireless and video technology companies, consumer electronics device companies, semiconductor companies, wireless operators, video streaming and cloud service companies, and other technology providers, developing other and similar technologies that are competitive with our technologies that we may market or set forth into the standards-setting arena.

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
Environmental, Social and Governance ("ESG")
We believe our innovation provides the framework for a future increasingly shaped by the profound convergence of wireless, video, and AI technologies. As these technologies become more ubiquitous and deliver immense benefits across the global ecosystem, we believe it is important that the future we are enabling continues to be anchored by a core set of values, ethics, and principles. Our heritage of innovation has produced technologies that fundamentally improve efficiency and power consumption across billions of devices, network infrastructure, and delivered services. Our ESG principles continue this legacy and shape our pursuit of a more sustainable, representative, diverse, and equitable world.
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
We are committed to driving positive progress towards reducing the environmental footprint that the deployment of 5G, wireless networks, and other video technologies will bring. While our business activities do not entail the same concerns related to manufacturing or raw materials sourcing and disposal, our corporate sustainability strategy addresses the following:
•investing in best practices to track and reduce our carbon footprint, including environmental considerations, tracking, and reporting related to data center needs;
•implemented a hybrid work program, allowing employees to work from for home part of the week;
•investigating and reducing unnecessary energy consumption; and
•selected a location for our new Rennes office that is certified by BREEM (Building Research Establishment Environmental Assessment Method), a sustainability assessment method.
InterDigital ranks among the industry leaders for ETSI-disclosed patents and applications as potentially essential to 5G standards. 5G technology is designed to efficiently use energy throughout its ecosystem and will play a significant role in promoting and attaining sustainability goals. We have published white papers exploring how 5G and the emerging IoT ecosystem might shape sustainability efforts for the ICT industry. While the proliferation of connected devices can drive increases in energy consumption, innovative solutions can mitigate these outcomes to help lower our carbon footprint and engage more sustainably. In fact, one of our reports found that by 2030, IoT deployment and its subsequent disruption of various industries is projected to save more than eight times the energy it consumes – which could help to save up to 230 billion cubic meters of water and eliminate up to one gigaton of CO2 emissions. Additionally, 5G technology has significant potential societal benefits, including promoting productivity-led economic growth, increasing medical diagnostic capabilities, creating more sustainable cities and communities, improving remote education, and reducing inequalities in education and income. We believe that the benefits to be derived from 5G are substantial and will be felt throughout society.

The foregoing discussion includes information regarding ESG matters that we believe may be of interest to our shareholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations), as well as certain of our shareholders, may be interested in more detailed information on these topics. We encourage you to review our most recent Corporate Sustainability Report (located on our website) for more detailed information regarding our Corporate Sustainability and ESG governance, goals, priorities, accomplishments and initiatives, as well as the Corporate Governance section of our most recent Proxy Statement, and our Corporate Governance Principles and Practices (located on our website), for additional information regarding governance matters, including Board and Committee leadership, oversight, roles and responsibilities, and Director independence, tenure, refreshment and diversity. Nothing on our website, including the aforementioned reports and documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Human Capital
Overview
We strive to make InterDigital an exceptional place to work for all employees. We are committed to creating a workplace where employees feel valued, respected, included, and challenged, while fostering an environment that attracts and engages a talented workforce who contribute to the company’s growth and sustained success. Our Human Capital Committee (formerly known as the Compensation Committee) is responsible for overseeing our policies and strategies related to our culture and human capital, including diversity, equity and inclusion.
As of December 31, 2023, we had approximately 450 employees worldwide, of whom approximately 230 were based outside of the U.S, and nearly all of whom were full-time. Our employees based in France are represented by works councils and subject to collective bargaining agreements. None of our employees based in the United States or Canada are unionized or subject to collective bargaining agreements. Management believes that its relations with our employees and works councils are strong and healthy.
Health, Safety & Well-Being
As the way we live and work has evolved with the pandemic, we have been focused on creating a new work model that supports our employees. We have been on the forefront of providing employees with the flexibility to work full time in the office, fully virtually, or a hybrid of both. We provide holistic benefits and maintain company policies that promote a culture of wellness. We recently increased our paid parental leave from eight to twelve weeks and have kept employees connected to volunteer opportunities that benefited both their mental health and communities through our ‘Charity Day’ paid time off program.
Compensation & Benefits
Our compensation program is rooted in market competitive base salaries and incentives that reward contributions that advance the Company’s strategy and mission. We provide a total compensation package that is targeted to be competitive with the markets in which we compete for talent, while allowing individual pay to vary equitably based on performance, skills and experience. Our total rewards plans include base salary, short- and long-term incentives, healthcare benefits, retirement savings plans, physical and mental well-being programs, hybrid-work schedules, monetary and social recognition in each of our locations around the globe. In addition to comprehensive health benefits, depending on location, employees may also enjoy subsidized fitness programs, commuter benefits, wellness incentives, tuition reimbursement opportunities and professional development opportunities among other benefits. We routinely review our total rewards programs to ensure they are competitive, allowing us to recruit and retain the diverse talent we need to be successful.
Talent and Culture
Research, learning and growth are fundamental to executing our promise to the world to invent the technologies that make life boundless. In addition, consistently evaluating our talent promotes opportunities to provide actionable learning experiences for our employees to further their career development. Our Talent Acquisition philosophy is based on InterDigital’s cultural attributes and business goals. Our talent programs are instrumental in our ability to attract the right talent to the organization by offering learning opportunities and career advancement.
Our Leadership Essentials competency development model is available to all employees and provides a comprehensive suite of tools and resources for growth across four key areas; thought leadership, results leadership, people leadership and self-leadership. This model has been seamlessly integrated into our organizational culture initiatives, forming an integral part of our Performance Management philosophy. Moreover, we’ve integrated the Leadership Essentials into our recruitment strategies, incorporating these competencies into our interview guides to align with our competency model.
By encouraging an ongoing dialogue between leaders and employees, we promote proactive planning for personal development. Our goal is to empower individuals to leverage the resources available to create meaningful and actionable development plans that not only drive personal growth but also contribute to the Company’s overall advancement.

All employees are encouraged to actively explore and participate in external development opportunities. These experiences enhance their knowledge and skills while also bringing valuable perspectives to our Company.
The development of leadership skills is pivotal in fostering our culture of innovation, inclusivity, and collaboration. To support this, our leaders have access to a range of structured development and learning experiences. These include our performance management training, which guides employees and managers on integrating Leadership Essential competencies into our performance model. Additionally, our global coaching program provides one-on-one coaching focused on career goals, leadership and performance enhancement. Emphasis is also placed on the importance of feedback in performance, educating individuals on both requesting and delivering constructive feedback.
We continue to invest in processes to help the organization assess and develop talent, including a formalized annual performance evaluation program, an annual critical skills and potential analysis, and succession planning for the organization’s most critical and senior roles. All employees receive an annual performance review. We conducted an engagement survey in 2023 that provided direct insight and guidance from our employees on what our strengths in building an innovative and inclusive culture are, and how we can continue to be a winning team.
We believe that our workplace culture, values, and competitive employee compensation are critical to maintaining low levels of attrition, thereby enabling us to attract and retain talent. For the year ended December 31, 2023, our voluntary attrition percentage was less than 3%.
Diversity, Equity and Inclusion ("DE&I")
We participate in the highly competitive process to evolve and revolutionize communication, video, and AI technologies through our participation in worldwide SDOs. We require a highly educated and specialized workforce and maintaining a diverse, equitable and inclusive workforce is critical to our ability to succeed in the global marketplace. Since its launch in 2022, our employee-led DE&I Taskforce has focused on supporting the execution of InterDigital’s DE&I strategy.
In 2023, we designed and launched our DE&I mission under the four pillars of TEAM - Talent, Empowerment, Amplify, Membership. Within our pillar of Talent, our talent acquisition and talent development teams evaluated and evolved their processes to optimize results for diversity and inclusion with our hiring, onboarding, and employee development. This resulted in participation in diversity and outreach events, supporting production of internal company media with inclusive material, and the development of a plan to launch our DE&I LinkedIn Life page, which is intended to create visibility and connection to our DE&I journey for external constituents. We empowered our workforce through education and launched a mandatory company-wide training on DE&I to create understanding of this initiative, the benefits, and the tools to create inclusive and equitable environments. Work under the Amplify pillar focused on socializing and creating awareness of our purpose with the execution of our company DE&I branding and a company-wide townhall dedicated to providing an understanding of the taskforce's work, and insight into future actions. As part of the Membership pillar, we established our first model for Employee Resource Groups (ERG) at InterDigital to promote employee-led groups to encourage inclusion, belonging, and camaraderie for shared interests, characteristics, experiences, or causes. Through this Membership strategy, InterDigital committed to the creation of a global Women's Network ERG, which we plan to launch in 2024 and which is designed to offer women and their allies career development opportunities within InterDigital free from obstacles.
All of our targeted 2023 achievements occurred in addition to our foundational efforts to provide opportunity to employees from historically underrepresented groups and maintain policies that support a strong DE&I environment. We have continually provided leaders from historically underrepresented groups the opportunity to attend targeted world-class external development programs that speak to the unique experiences these employees can face in the workplace while investing in their continued growth both personally and professionally. We have also continued to maintain the core principles of our culture of inclusion are reflected in the mandatory all-employee training programs we offer on our policies against harassment and discrimination of any kind.
The diversity in our workforce is clear given that our approximately 450 person workforce originates from over sixty countries. Still, with approximately 72% male employees and 28% female employees, we recognize that there is more to be done. Our 2024 efforts will take the next step to enhance the community experience for our diverse workforce and to create better opportunities to attract a diverse workforce in the long-term with the aim to provide an inclusive environment where employees are encouraged to utilize their unique experiences and backgrounds when collaborating to develop new technologies. We will continue our journey this year with the formal launch of our Women’s Network ERG, the growth of that global community, and the actions we take for all employees to support an environment that enables women, alongside their allies, to do their greatest work and be the greatest version of themselves. Our DE&I Taskforce will continue to expand our actions within the TEAM pillars and support this journey. We believe this investment will continue to better our workplace inclusion and will eventually contribute to the scientific community.

We publish our most recent Consolidated EEO-1 reports on our website to provide additional transparency into our workforce. The foregoing discussion includes information regarding Human Capital matters that we believe may be of interest to shareholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations), as well as certain of our shareholders, may be interested in more detailed information on these topics. We encourage you to review the “Workforce” section of our most recent Corporate Sustainability Report (located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Consolidated EEO-1 reports and our Corporate Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Geographic Concentrations
See Note 4, "Geographic/Customer Concentration," in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France. We are also a party to leases for several smaller research and/or office spaces, including in Brussels, Belgium; Espoo, Finland; Indianapolis, Indiana, USA; Melville, New York, USA; Paris, France, and Beijing, China. In addition, we own an administrative office space in Washington, District of Columbia, USA.
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
We face challenges in entering into new patent license agreements. Most implementers of our technology do not voluntarily seek to enter into license agreements with us before they commence manufacturing and/or selling devices that use our patented inventions. The process of identifying users of our inventions and negotiating license agreements with reluctant prospective licensees requires significant time, effort and expense. Some infringers may act in bad faith, by attempting to hold out on taking a license altogether or behaving opportunistically in license negotiations. Even good faith negotiations are often very long and complex, involving significant company time and resources. Given these challenges, we cannot ensure that we will be able to enter into patent license agreements either at all or on terms acceptable to us. Additionally, given the large number of implementers using our patented inventions, we may not be able to identify all potential licensees. Once identified, it is not feasible for us to seek licenses from all users of our patented technologies, so we may have to make strategic decisions with respect to which companies we should approach for license negotiations. Uncertainty related to entry into new license agreements could impact our forecasts and ultimately, revenue, cash flow and business.

We also face challenges in renewing our existing license agreements. Although we endeavor to renew license agreements prior to their expiration, due to various factors, including the technology and business needs and competitive positions of our licensees and, at times, reluctance on the part of our licensees to participate in renewal discussions, we may not be able to renegotiate the license agreements on acceptable terms before the expiration of the license agreement, or at all. If there is a delay in renegotiating and renewing a license agreement prior to its expiration, there could be a gap in time during which we may be unable to recognize revenue from that licensee or we may be forced to renegotiate and renew the license agreement on terms that are more favorable to such licensee. If we fail to renegotiate and renew our license agreements prior to their expiration, at all or on terms that are favorable to us, our forecasts, revenue and cash flow could be materially adversely affected.
Royalty rates, or other terms, under our patent license agreements could be subject to determination through arbitration or other third-party adjudications or regulatory or court proceedings, and arbitrators, judges or other third-party adjudicators or regulators could make unfavorable determinations.
Historically, we strive for the terms of our patent license agreements, including our royalty rates, to be reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Samsung pursuant to a binding arbitration agreement, to have royalty rates, and any other disputed terms, set by third party adjudicators (such as arbitrators). We have no guarantee that the royalty rates or other terms set by arbitrators, courts or other third parties will be favorable to us. It is possible that courts or regulators could decide to set or otherwise determine the FRAND consistency of such terms or the manner in which such terms are determined, including by determining a worldwide royalty rate for our SEPs. Changes to or clarifications of our obligations to be prepared to offer licenses to SEPs on FRAND terms and conditions could require such terms, including our royalty rates, to be determined through third party adjudications. Finally, we and certain of our current and prospective licensees have initiated, and we and others could in the future initiate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators to set FRAND terms and conditions for a worldwide license to our SEPs, or to determine the FRAND-consistency of current terms and conditions in our patent license agreements. In particular, in 2021, the IP Tribunal of the Supreme People’s Court of the People’s Republic of China (SPC) affirmed its position that in certain SEP licensing disputes, Chinese courts can set worldwide royalty rates, and in December 2023, the Chongqing First Intermediate People’s Court issued such a decision setting a worldwide rate for Nokia’s cellular patents in response to a complaint filed by Oppo. We currently face similar proceedings that Oppo initiated before the Guangzhou Intellectual Property Court to determine a worldwide rate for our 3G, 4G, 5G, 802.11 and HEVC SEPs. If the court in our case applied the same framework as the court did in the Nokia decision, our standard essential patent portfolio would be significantly devalued as it relates to the FRAND royalty Oppo should pay. Also in 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against InterDigital and Avanci seeking a determination of what the FRAND terms would be for a worldwide license between Tesla and Avanci covering Avanci’s 5G Connected Vehicle platform.
To the extent that our patent royalty rates for our patent license agreements are determined through arbitration or other third party adjudications or regulatory or court proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalty rates may be lower than our comparable rates. This could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. Prospective customers may delay, and in some cases have delayed, negotiations on the basis of an adverse decision. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which may have an adverse effect on our licensing business.

We could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices.
While some companies seek licenses before they commence manufacturing and/or selling devices or services that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if a third party implementer is unwilling to take a license on reasonable terms or in a reasonable time frame, or at all, we have in the past commenced, and may in the future commence, legal or administrative actions against such third parties to enforce our intellectual property rights. In turn, we have faced, and expect to continue to face, counterclaims and other legal proceedings that challenge the essential nature of our patents, or that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have and may continue to allege that we have not complied with certain commitments to standards-setting organizations and therefore that we are not entitled to the relief that we seek. For example, Lenovo and other parties have alleged that we have not complied with an obligation to offer a license to a party on FRAND terms and conditions. Parties have also filed, and may in the future file, antitrust claims, unfair competition claims or regulatory complaints on that or other bases, and may seek damages and other relief based on such claims. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as inter partes proceedings in the USPTO or the China National Intellectual Property Administration, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Such parties may also seek to obtain a determination that our patents are not infringed, are not essential or are unenforceable.
Litigation may be also required to protect our trade secrets, enforce patent license and confidentiality agreements or determine the validity, enforceability and scope of proprietary rights of others. The cost of enforcing and defending our intellectual property and of defending our licensing practices has been and may continue to be significant, in particular with rising fees from outside counsel. As a result, we could be subject to significant legal fees and costs, including in certain jurisdictions the costs and fees of opposing counsel if we are unsuccessful. In addition, litigation, arbitration and administrative proceedings require significant key employee involvement for significant periods of time, which could divert these employees from other business activities.
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
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, the number of forums in which we can seek to enforce our patents, the remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. For example, the State Administration for Market Regulation in China regularly reviews its policies related to intellectual property and antitrust laws, and any such review could result in ambiguous standards and/or create a worse position for patent holders like us. Additionally, the European Commission (“EC”) has initiated a review of the EU’s IP policies as they relate to SEPs and FRAND. This review is currently being discussed and debated inside the European Parliament and the European Council and any change to the legal or regulatory landscape as a result of this review could impact our ability to negotiate license agreements on favorable terms or at all, while also limiting our potential legal remedies and materially impacting our business. Further, legislation designed to reduce the value of SEPs and alter the U.S. patent system, including legislation designed to reduce the jurisdiction and remedial authority of the USITC, has periodically been introduced in Congress.
Any potential changes in the law, the IPR policies of standards bodies or other developments that reduce the available forums or the types of relief available in such forums (such as injunctive relief), restrict permissible licensing practices (such as our ability to license on a worldwide portfolio basis) or that otherwise cause us to seek alternative forums (such as arbitration or state court), would make it more difficult for us to enforce our patents, whether in adversarial proceedings or in negotiations. Because we have historically depended on the availability of certain forms of legal process to enforce our patents and obtain fair and adequate compensation for our investments in research and development and the unauthorized use of our intellectual property, developments that undermine our ability to do so could have a negative impact on future licensing efforts.

Rulings in our legal proceedings, as well as those of third parties, may affect our strategies for patent prosecution, licensing and royalty rate setting and enforcement. For example, in the past, the USITC and U.S. courts, including the U.S. Supreme Court, have taken actions that have been viewed as unfavorable to patentees, including us. Decisions that occur in the U.S. or in international forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, claim construction, patent exhaustion, patent misuse, permissible licensing practices, available forums, and remedies such as damages and injunctive relief, in ways that are detrimental to the ability of patentees to enforce patents and obtain suitable relief. There are regularly discussions within the EC regarding potential regulations and policy changes that could determine how and whether a patent is essential to a standard. The risk of having our patents determined essential based on a single methodology or specific criteria and conditions associated with patent enforcement and licensing as imposed by the EC would affect our strategies as well. Ongoing uncertainty related to the feasibility and criteria used for this evaluation as well as the cost associated with such essentiality determination could impact the assessment of our SEP portfolio.
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
Companies headquartered in China currently comprise a substantial portion of the handset manufacturers that remain unlicensed to our patent portfolio. Our ability to renew license agreements with current licensees in China as well as license new manufacturers is, among other things, affected by the macroeconomic and geopolitical climate, as well as our business relationships and perceived reputation in China. The U.S. and Chinese governments are regularly engaged in various trade discussions, and the U.S. State Department originally issued a travel advisory in January 2019 and reissued this travel advisory on January 11, 2023 advising U.S. citizens to exercise increased caution in China due to arbitrary enforcement of local laws. In January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement Between the United States of America and the People's Republic of China (the "Phase One Trade Agreement"). The Phase One Trade Agreement takes steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement was an encouraging sign of progress in the trade negotiations between the U.S. and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. If the U.S.-China trade dispute re-escalates or relations between the United States and China deteriorate, these conditions could adversely affect our ability to renew license agreements with current licensees as well as license our patent portfolio to currently unlicensed Chinese handset manufacturers. Our ability to renew or conclude new license agreements with such manufacturers could also be affected by economic uncertainty, particularly in the handset market, in China or by our failure to establish a positive reputation and relationships in China. The occurrence of any of these events could have an adverse effect on our ability to enter into any renewal or new license agreements with Chinese handset manufacturers, which, in turn, could cause our long-term business, financial condition and operating results to be materially adversely affected.
Setbacks in defending our patent licensing practices could cause our cash flow and revenue to decline and could have an adverse effect on our licensing business.
Adverse decisions in litigation or regulatory actions relating to our licensing practices, including, but not limited to, findings that we have not complied with our FRAND commitments and/or engaged in anticompetitive or unfair licensing activities or that any of our license agreements are void or unenforceable, could have an adverse impact on our cash flow and revenue. Regulatory bodies may assess fines in the event of adverse findings, and as part of court or arbitration proceedings, a judgment could require us to pay damages (including the possibility of treble damages for antitrust claims). In addition, to the extent that legal decisions find patent license agreements to be void or unenforceable in whole or in part, that could lead to a decrease in the revenue associated with and cash flow generated by such agreements, and, depending on the damages requested, could lead to the refund of certain payments already made. Such decisions could also cause serious reputational harm. Finally, adverse legal decisions related to our licensing practices could have an adverse effect on our ability to enter into license agreements, which, in turn, could cause our cash flow and revenue to decline.

We are subject to risks resulting from customer concentration.
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2023, Apple, Samsung, Lenovo, and Xiaomi each comprised 10% or more of our consolidated revenues. Further, because of the limited number of licensees and potential licensees, any opportunistic behavior during license negotiations by a company or companies using our technology could create large exposure for us. In the event that we are unable to renew one or more of such license agreements at all or on terms that are favorable to us, our future revenue and cash flow could be materially adversely affected. In the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. In addition, in the event that there is a material decrease in shipments of licensed products by one of our per-unit licensees, our revenues from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.
Additionally, there is significant concentration in the wireless communications industry in general, and these trends may continue. For example, in 2022, Samsung, Apple and Xiaomi collectively accounted for approximately 50% of worldwide smartphone shipments, and we anticipate a similar level of concentration in worldwide shipments for 2023 and beyond. Any further concentration or sale within the wireless industry among handset providers may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
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
We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 4G, 5G, HEVC, VVC and others, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and/or adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. In addition, it is possible that in certain technology areas, such as in the IoT space, the adoption of proprietary systems could compete with or replace standards-based technology. It is also possible in certain technology areas, such as video coding and the IoT, that open source and/or purportedly royalty-free solutions such as AV1, VP-9 and OCF could compete with or replace proprietary standards-based technology. If the technologies in which we invest do not become patented, are not adopted by the relevant standards, or are not adopted by and deployed in the mainstream markets, at all or at the rate or within time periods that we expect, our business, financial condition and operating results could be adversely affected.
Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline.
Some third parties have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents. In some instances, certain of our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. For example, in limited cases, certain of our patents have been held invalid by courts in proceedings initiated by counterparties to our litigation proceedings. We cannot ensure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Moreover, third parties could attempt to circumvent certain of our patents through design changes. Any significant adverse findings as to the validity, infringement, enforceability or scope of our patents and/or any successful design-around of our patents could result in the loss of patent licensing revenue from existing licensees, through termination or modification of agreements or otherwise, and could substantially impair our ability to secure new patent licensing arrangements, either at all or on beneficial terms.
Our plans to expand our revenue opportunities may not be successful.
As part of our business strategy, we regularly seek to expand our revenue opportunities both organically and inorganically. For example, we are currently seeking to expand our licensing activities beyond device-based licensing revenue to certain video and cloud-based service providers. The market for licensing video and cloud-based services is not as developed as device-based licensing programs. As a result, video and cloud-based service providers do not have a significant volume of comparable agreements against which to compare our offers and may use this as a reason to delay our negotiations with such providers. Additionally, our pricing models may not reflect the demand for our value of our technologies. Accordingly, we may not be able to enter into license agreements with these providers on terms that are favorable to us, or at all.
We also seek to expand our business opportunities through targeted acquisitions, research partnerships, joint ventures and licensing platforms. We face intense competition within our industry and otherwise for acquisitions of high-quality businesses, technologies and assets. As such, even if we are able to identify an acquisition target that we would like to acquire, we may not be able to complete the acquisition on commercially reasonable terms, or at all. If we are not able to consummate any of these inorganic growth opportunities on a reasonable time frame, on terms that are attractive to us or at all, we may not be able to grow our business in line with our expectations and as such, our business, financial condition and operating results could be harmed.
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
Competition for top talent is substantial. In order to be successful, we must attract, develop, and retain employees. Implementing our business strategy requires specialized engineering and other technical talent, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and may be able to offer compensation, benefits or work arrangements perceived as more desirable than what we are able to offer. If we are unable to recruit, retain, and motivate our employees, then we may not be able to innovate, execute on our strategy and grow our business as planned. Further, the cost and loss of efficiency related to turnover, particularly at senior levels, may be significant.
A potential public health crisis, pandemic or similar event could adversely impact our business, financial condition and results of operations.
As we saw with the COVID-19 pandemic, any such event can create significant worldwide uncertainty, volatility and economic disruption. The extent to which any potential future public health crises, pandemics or similar events could adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic or other event; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic or other event, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on our customers, including those that are presently unlicensed, and other business partners; (iv) the impact on U.S. and global economies and the timing and rate of economic recovery; (v) potential adverse effects on the financial markets and access to capital; (vi) potential goodwill or other impairment charges; (vii) increased cybersecurity risks as a result of pervasive remote working conditions; (viii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; (ix) the ability of our customers to timely satisfy their payment obligations to us; and (x) fluctuations in global shipments of handsets and consumer electronics devices.

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
The United States government enacted tax reform in 2017 and continues to provide regulatory guidance related to tax reform provisions, and state authorities continue to provide guidance around the application of tax reform provisions, that in each case, could impact future effective tax rates favorably or unfavorably. The United States government could enact further tax reform legislation, which could adversely impact our tax rate. The international tax environment also continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, which could ultimately have an adverse effect on the taxation of international businesses such as ours. Accordingly, our tax rate could be adversely affected by several factors, many of which are outside of our control, including: changing tax laws, regulations and interpretations thereof; changes in tax rates; and assessments and any related tax, interest or penalties. If we are deemed to owe additional taxes, our business, financial condition, and results of operations could be adversely affected.
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
Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. We utilize these projections in various ways, including key strategic decisions that we regularly make regarding the direction of our business, research and licensing efforts. The validity of their and our assumptions, the timing and scope of wireless markets, economic conditions, customer buying patterns, timeliness of equipment development, pricing of products, growth in wireless telecommunications services that would be delivered on wireless devices and availability of capital for infrastructure improvements could affect these predictions. Projections on the size of various markets may be inaccurate. In addition, market data upon which we rely is based on third party reports that may be inaccurate. The inaccuracy of any of these projections and/or market data could adversely affect our business prospects, operating results and financial condition.

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
The standard terms of our per-unit license agreements require our licensees to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute. From time to time, we audit certain of our licensees to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that these audits will be sufficient or effective.
Our technology development activities may experience delays.
We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies. Delays may have adverse financial effects and may allow competitors with comparable technology offerings to gain an advantage over us in the marketplace or in the standards setting arena. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Moreover, certain of our technologies have not been tested for commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results could be adversely affected, and our ability to secure new licensees and other business opportunities could be diminished.
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
Our operating results may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict. In particular, the timing of revenue recognition may cause our revenues and earnings to fluctuate, and there is significant judgment in the application of our revenue recognition principles. For example, accounting principles sometimes require us to recognize revenue before the actual amount is certain, which could add to uncertainty in our revenue guidance. The variability and unpredictability of our results of operations or other operating metrics could result in our failure to meet our expectations or those of industry or financial analysts. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially.
Our stock repurchase program may not result in a positive return of capital to shareholders.
Our stock repurchase program, including the tender offer that we completed during 2023, may not return value to shareholders as it was designed to do because the market price of the stock may decline below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver shareholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs. In addition, our Board of Directors could choose to suspend or terminate the stock repurchase program at any time or not to renew the program.
Our shareholders may not receive the level of dividends provided for in our dividend policy or any dividend at all, and any decrease in or suspension of the dividend could cause our stock price to decline.
Our current dividend policy contemplates the payment of a regular quarterly cash dividend of $0.40 per share on our outstanding common stock. We expect to continue to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment and timing of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend or discontinue the payment of dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

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
Our total indebtedness as of December 31, 2023 was approximately $615.2 million. This level of debt could have significant consequences on our future operations, including:
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
Item 1B.     UNRESOLVED STAFF COMMENTS.
None.
Item 1C.     CYBERSECURITY.
We take a defense-in-depth approach, leveraging multiple, layered security measures, to protect our data, our customers’ data, our infrastructure, and our employees. We embed data protection throughout our operations and information technology programs, relying on multiple and various controls to prevent and detect threats, with the goal of safeguarding our assets, data and personnel.
InterDigital evaluates cybersecurity risks as part of our overall enterprise risk management. A steering committee of senior executives meets quarterly to evaluate any changes to the Company’s exposure to cybersecurity risks, discuss potential mitigation plans and provide updates on mitigation efforts already underway. Our cybersecurity team keeps up to date on the latest threats and risks through multiple channels and is also involved in evaluating risks associated with any new proposed service providers. The Company employs a Director of Cybersecurity & Networks, reporting directly to our CIO, who manages our cybersecurity team that is comprised entirely of security professionals with industry recognized top tier certifications. The cybersecurity team within IS is responsible for assessing and managing risks and informing/gaining feedback from the cybersecurity steering committee.
Additionally, InterDigital's team of dedicated cybersecurity experts/professionals maintain a comprehensive set of cybersecurity policies and standards, including a security incident response framework. The framework is a set of coordinated procedures and tasks that the InterDigital incident response team executes to ensure timely and accurate reporting and resolution of computer security incidents. The framework details who, how and when appropriate persons or committees, including the Audit Committee are kept informed on the status of potential cybersecurity incidents. A summary of recent incidents is also presented by the Chief Information Officer (“CIO”) at each regular Audit Committee meeting. Our policies and standards were developed in collaboration with a wide range of disciplines, such as information technology, cybersecurity, legal, compliance and business. Our cybersecurity strategy and policies are continually reassessed to ensure they attempt to identify and proactively address the constant changes in the global threatscape, including through the use of tabletop exercises. Decision makers such as the CIO, executive team, and Audit Committee are regularly kept up to date on cybersecurity trends. Ongoing collaboration with stakeholders throughout the business also helps to build continued awareness and visibility of future needs.
We engage external vendors to assess the cybersecurity program as needed. An independent third party, never used consecutively, performs annual multi-stage penetration testing of our IT environment.
Our cybersecurity program is governed by the Audit Committee of our Board. The Audit Committee of the Board and the full Board each receive quarterly updates on cybersecurity risks identified through the enterprise risk management processes described above.
Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. We identify nation state-sponsored threat actors and the rise in sophistication and proliferation of ransomware campaigns as top reasonable material risks to the business. The theft, unauthorized use or publication of our intellectual property and/or confidential business or personal information (whether through a breach of our own systems or the breach of a system of a third party that provides services to us) could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2.     PROPERTIES.
    Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France.
The following table sets forth information with respect to our principal leased properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Wilmington, Delaware	7,190	Corporate headquarters	November 2025
Rennes, France	33,000	Office and research space	August 2031
Conshohocken, Pennsylvania	30,300	Office and research space	September 2029
New York, New York	19,400	Office and research space	July 2030
Montreal, Quebec	11,918	Office and research space	June 2026
Los Altos, California	4,900	Office and research space	November 2027
We are also a party to leases for several smaller research and/or office spaces, including in Brussels, Belgium; Espoo, Finland; Indianapolis, Indiana, USA; London, United Kingdom; Melville, New York, USA; Paris, France, and Beijing, China. In addition, we own an administrative office space in Washington, District of Columbia, USA.
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
Holders
As of February 13, 2024, there were 408 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2023 and 2022 were as follows (in thousands, except per share data):

2023	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$9,449	$9,449
Second quarter	0.35	9,273	18,722
Third quarter	0.40	10,348	29,070
Fourth quarter	0.40	10,226	39,296
	$1.50	$39,296

2022
First quarter	$0.35	$10,803	$10,803
Second quarter	0.35	10,380	21,183
Third quarter	0.35	10,382	31,565
Fourth quarter	0.35	10,384	41,949
	$1.40	$41,949
We increased the quarterly cash dividend from $0.35 to $0.40 per share beginning with the dividend paid in fourth quarter 2023. We currently expect to continue to pay comparable dividends in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.

Performance Graph
The following graph compares five-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Telecommunications index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

	12/18	12/19	12/20	12/21	12/22	12/23
InterDigital, Inc.	100.00	83.89	95.89	115.54	81.73	182.79
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Nasdaq Telecommunications	100.00	118.74	130.71	133.51	97.62	108.00
The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2023 - October 31, 2023	274,000	$79.73	274,000	$79,882,188
November 1, 2023 - November 30, 2023	160,504	$88.33	160,504	$65,701,580
December 1, 2023 - December 31, 2023	36,611	$96.90	36,611	$296,259,145
Total	471,115	$83.99	471,115
(1) Total number of shares purchased during each period reflects share purchase transactions that were completed (i.e., settled) during the period indicated.
(2) Shares were purchased pursuant to the Company’s share repurchase program (the “Share Repurchase Program”), $300 million of which was authorized by the Company’s Board of Directors in June 2014, with an additional $100 million authorized by the Company’s Board of Directors in each of June 2015, September 2017, December 2018, May 2019, and May 2022, respectively, an additional $333 million in December 2022, and an additional $235 million in December 2023. The Share Repurchase Program has no expiration date.
(3) Amounts shown in this column reflect the amounts remaining under the Share Repurchase Program at the end of the period.
Item 6.     [RESERVED]

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K. The following section generally discusses our financial condition and results of operations for our fiscal year ended December 31, 2023 compared to our fiscal year ended December 31, 2022. A discussion regarding our financial condition and results of operations for December 31, 2022 compared to our fiscal year ended December 31, 2021 can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2023.
Throughout the following discussion and elsewhere in this Form 10-K, we refer to “recurring revenues” and “catch-up revenues.” For variable and dynamic fixed-fee license agreements, “catch-up revenues” primarily represents revenue associated with reporting periods prior to the execution of the license agreement, while “recurring revenue” represents revenue associated with reporting periods beginning with the execution of the license agreement. For static fixed-fee license agreements, we typically classify the associated revenue as catch-up revenues.

Business
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, video, artificial intelligence ("AI"), and related technologies. We design and develop foundational technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies providing such products and services, including makers of wireless communications devices, consumer electronics, IoT devices, cars and other motor vehicles and providers of cloud-based services such as video streaming. As a leader in wireless technology, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G and today's most advanced Wi-Fi technologies. We are also a leader in video processing and video encoding/decoding technology, with a significant AI research effort that intersects with both wireless and video technologies.
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2023, InterDigital's wholly owned subsidiaries held a portfolio of more than 30,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to communications and entertainment products and services. Our portfolio includes numerous patents and patent applications that we believe are or may be essential to existing standards, or may become essential to future standards, established by many Standards Development Organizations ("SDOs"). We have contributed technology to wireless standards including the 3G, 4G, and 5G cellular standards and the IEEE 802 suite of standards. We have contributed technology to video standards including standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal development, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the acquisitions of the patent licensing business and research and innovation unit of visual technology industry leader Technicolor SA and patents and applications created by internal development. Our patented inventions have been implemented in a wide variety of products, including smartphones, other wireless communication devices and infrastructure equipment, such as tablets, and base stations, consumer electronics and Internet of Things ("IoT") products, such as televisions, laptops, gaming consoles, set-top boxes, streaming devices and connected automobiles. In addition, our patented inventions have been implemented in a wide variety of services, such as video streaming and other cloud-based services.
Revenue
In 2023, 2022, and 2021, our total revenues were $549.6 million, $457.8 million, and $425.4 million, respectively. Our recurring revenues in 2023, 2022 and 2021 were $408.4 million, $403.9 million, and $351.7 million, respectively. In 2023, 2022, and 2021, we recognized $141.2 million, $53.9 million and $73.7 million, respectively, of catch-up revenues as more fully discussed below. In 2023, fixed-fee royalties accounted for 89% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue was variable in nature due to the per-unit structure of the related license agreements.
The Company considers Smartphone and CE, Auto/IoT as the groupings that best reflect the Company's core licensing programs. The Smartphone revenue grouping consists primarily of smartphones and also includes other wireless communication devices and infrastructure equipment, such as tablets, and base stations. The CE, IoT/Auto revenue grouping consists of consumer electronics and IoT products, such as televisions, laptops, gaming consoles, set-top boxes, streaming devices, and connected automobiles.
New Agreements
During 2023, we entered into eight patent license agreements as discussed below.
Direct Licenses
In 2023, we signed a multi-year, worldwide, non-exclusive, royalty bearing license with Lenovo, covering InterDigital’s HEVC patents (the "Lenovo HEVC PLA"). The new license resolved all related HEVC litigation at the time. We also entered into a multi-year, worldwide, non-exclusive, royalty bearing license with TCL Communication Technology Holdings, Ltd. covering InterDigital’s portfolio of 3G and 4G patents.
In 2023, we also entered into five other licenses covering digital televisions, set-top boxes, and/or video patents, including licenses with Humax Co., Ltd., Alps Alpine Co., Ltd., Panasonic Entertainment & Communication Co., LTD., and Funai Electronic Co., LTD.

Other Licensing Activities
On March 16, 2023, the UK’s High Court handed down its judgment in the Company’s licensing dispute with Lenovo. The Court ruled that Lenovo should pay a total of $138.7 million for a license to InterDigital’s portfolio of 3G, 4G and 5G patents, including past sales. On June 27, 2023, we were awarded an additional $46.2 million, increasing the total Lenovo must pay for a cellular patent license through 2023 to $184.9 million. During 2023, we recognized a total of $150.1 million of revenue from Lenovo, including amounts received under the Lenovo HEVC PLA. The Company will defer recognizing any additional revenue related to the UK proceedings until the appeal process progresses.
Samsung TV Agreement
In January 2024, we signed a new patent license agreement with Samsung Electronics. The agreement licenses Samsung’s digital TVs and computer display monitors under InterDigital's joint licensing program with Sony and includes licenses to key technologies including ATSC 3.0, as well as licenses under InterDigital’s patents including HEVC, VVC and Wi-Fi. No revenues or revenue share costs associated with this patent license agreement were recognized in 2023.
Expiration of License Agreements
Our patent license agreements with a number of licensees that expired between January 1, 2023 and December 31, 2023 have not yet been renewed. These patent license agreements, including with Huawei and the Lenovo cellular license resulting from the UK proceedings, contributed $59.5 million of recurring revenues in 2023.
Seven of our revenue generating patent license agreements were scheduled to expire during 2024, of which two agreements were renewed during 2023. Collectively, the five expiring agreements not yet renewed accounted for $17.6 million, or approximately 4%, of recurring revenues in 2023.
We are actively working to renew these agreements on terms consistent with the licensees' respective market positions and utilization of our technology.
Intellectual Property Rights Enforcement
If we believe a party is required to license our patents in order to manufacture, use and/or sell certain products or services and such party refuses to do so, we typically offer such party to have royalty rates, or other terms, set by third party adjudicators (such as arbitrators). If the party refuses that offer and we believe they are unwilling to agree to a patent license on a fair, reasonable and non-discriminatory basis, we may have no other viable recourse but to institute legal action against them to enforce our patent rights. This legal action has typically taken the form of a patent infringement lawsuit or an administrative proceeding. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements as to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation. Such legal actions ultimately may be decided by the presiding court, third party adjudicator, or a negotiated resolution between the parties.
In 2019, we were engaged in litigation with ZTE, Huawei, and Lenovo. During 2020, we filed patent infringement actions against Xiaomi. We negotiated resolutions to the matters involving ZTE, Huawei and Xiaomi in October 2019, April 2020 and July 2021, respectively, and resolution with Lenovo on our HEVC patents in September 2023. Other open matters with Lenovo continue to proceed. During 2021, we filed patent infringement actions against Oppo, OnePlus and realme, which proceedings are ongoing. During 2022, we agreed to have a panel of arbitrators establish the royalties to be paid by Samsung Electronics for a worldwide license to certain of the Company’s patents, as well as any other terms to a patent license agreement on which the parties are not able to agree, and the arbitration proceeding is ongoing.
The matters are more fully discussed in Note 12, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K. We filed these actions, other than our arbitration with Samsung, after lengthy periods of negotiation and after the refusal of our counterparties to accept our various proposals to them, including our proposals to have a third party adjudicator set a royalty rate and resolve certain other terms upon which we could not mutually agree.
In 2023, our intellectual property enforcement costs increased to $48.8 million, from $44.4 million and $34.3 million in 2022 and 2021, respectively. These costs represented 61% of our total licensing costs of $79.4 million in 2023. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Cash and Short-Term Investments
As of December 31, 2023, we had $1.0 billion of cash, restricted cash, and short-term investments and an additional $1.2 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the wireless patent license agreement with Samsung.

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
The following table reconciles the timing differences between cash receipts and recognized revenue on a quarterly basis for each of the last three years, including the resulting operating cash flow (in thousands):

	2023
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	Total
Fixed fee cash receipts (a)	$24,669	$9,406	$368,608	$30,185	$432,868
Other cash receipts (b)	19,972	11,160	3,684	18,649	53,465
Decrease (increase) in deferred revenue	42,766	38,641	(77,474)	45,243	49,176
Increase (decrease) in receivables	90,856	92,756	(167,222)	47,720	64,110
Other	24,110	(50,372)	12,510	(36,279)	(50,031)
Total Revenue	$202,373	$101,591	$140,106	$105,518	$549,588
Net cash (used in) provided by operating activities	$(27,852)	$(45,440)	$310,610	$(23,585)	$213,733

	2022
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	Total
Fixed fee cash receipts (a)	$43,803	$3,339	$26,662	$384,252	$458,056
Other cash receipts (b)	8,592	16,620	6,403	20,154	51,769
Decrease (increase) in deferred revenue	50,741	76,959	(274,034)	60,931	(85,403)
Increase (decrease) in receivables	(7,475)	25,163	354,242	(349,861)	22,069
Other	5,657	2,576	1,491	1,579	11,303
Total Revenue	$101,318	$124,657	$114,764	$117,055	$457,794
Net cash (used in) provided by operating activities	$(17,972)	$(33,768)	$(18,729)	$356,508	$286,039

	2021
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	Total
Fixed fee cash receipts (a)	$47,312	$3,050	$143,050	$123,050	$316,462
Other cash receipts (b)	10,676	17,808	7,739	15,556	51,779
Decrease (increase) in deferred revenue	23,429	63,230	(150,703)	80,912	16,868
Increase (decrease) in receivables	(3,507)	(499)	129,655	(110,546)	15,103
Other	4,453	4,146	13,755	2,843	25,197
Total Revenue	$82,363	$87,735	$143,496	$111,815	$425,409
Net cash (used in) provided by operating activities	$(9,842)	$(27,259)	$96,264	$71,229	$130,392
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenues.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenues.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of December 31, 2023 (in thousands):

Deferred Revenue
2024	$153,597
2025	129,022
2026	78,777
2027	12,450
2028	1,141
Thereafter	2,476
Total	$377,463
Return of Capital
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “Share Repurchase Program”). Subsequently our Board of Directors authorized five $100 million increases to the program, an additional $333 million in December 2022, and an additional $235 million in December 2023, bringing the total amount of the Share Repurchase Program to nearly $1.4 billion. Since 2014, we have repurchased $1.1 billion of shares at an average price of $58.36, adjusted for dividends. This amount includes the $199.9 million, excluding fees, expenses and excise tax, repurchased as part of the modified “Dutch auction” tender offer in 2023. As of December 31, 2023, there was $296.3 million remaining under the Share Repurchase Program authorization.
Since January 2014, we have paid $394.4 million in dividends, bringing our total return of capital over the last ten years to nearly $1.5 billion.
The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the Share Repurchase Program, cash dividends on outstanding common stock declared, and the total capital returned to our shareholders (in thousands):

	Share Repurchase Program		Cash Dividends Declared		Total Capital Returned to Shareholders
	# of Shares	Value	Per Share	Value
2023	4,411	$339,704	$1.50	$39,296	$379,000
2022	1,224	74,445	1.40	41,949	116,394
2021	458	30,000	1.40	43,041	73,041
2020	6	349	1.40	43,111	43,460
2019	2,962	196,269	1.40	43,718	239,987
2018	1,478	110,505	1.40	47,922	158,427
2017	107	7,693	1.30	45,122	52,815
2016	1,304	64,685	1.00	34,359	99,044
2015	1,836	96,410	0.80	28,726	125,136
2014	3,554	152,625	0.70	27,153	179,778
Total	17,340	$1,072,685	$12.30	$394,397	$1,467,082
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
During 2023, we did not recognize any restructuring expenses and the Company considers the plan to be complete.

Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by inflation, supply chain issues, rising interest rates, labor shortages, and the potential for a recession. These market factors, as well as the impacts of the COVID-19 pandemic and the Ukraine-Russia and Israel-Hamas conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing our 2023 financial results against the financial results of other periods, the following items should be taken into consideration:
Revenue
•Our 2023 revenue includes $141.2 million of catch-up revenues primarily related to the two Lenovo agreements entered into in 2023.
Operating Expenses
•In 2023, we incurred a $7.5 million charge for a net litigation fee reimbursement associated with the Lenovo proceedings. See Note 12, “Litigation and Legal Proceedings,” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information on this matter.
•In 2023, we incurred $3.0 million of nonrecurring share-based compensation costs driven by licensing successes.
•In 2023, we incurred a $2.5 million impairment on Convida's sale of a portion of its patent portfolio.
Non-Operating Income (Expense), Net
•In 2023, we recognized $10.4 million of gains resulting from observable price changes of our long-term strategic investments, which was included within “Other income (expense), net” in the consolidated statement of income.
•In 2023, we recognized a $4.0 million reduction to interest expense due to a change in estimate of our Technicolor Patent Acquisition Long-Term Debt, which was included within “Interest expense” in the consolidated statement of income. For more information regarding this arrangement, refer to Note 10, “Obligations,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K.
Income Tax Provision
•In 2023, we recognized a $11.7 million tax benefit resulting from the release of a valuation allowance from certain foreign jurisdictions and interest due on a federal refund.

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
For certain patent license agreements or other contractual arrangements, the amount of consideration that we will receive is uncertain. In such cases, we estimate and recognize licensing revenues only when we have a contract, as defined in the revenue recognition guidance. Such estimates are only recognized to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenues in order to mitigate this risk, which may result in recognizing revenues less than amounts we expect we are most likely to receive. These aforementioned estimates may require significant judgment.
Patent License Agreements
Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance indicated above.
Certain patent license agreements contain revenue from non-financial sources in the form of patents received from the customer. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products.

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
Agreements with Multiple Performance Obligations
During 2023, we signed two new fixed-fee agreements that had multiple performance obligations. Consistent with the revenue recognition policies disclosed above, we (1) identified the contract with the customer, (2) identified the performance obligations, (3) determined the transaction price, (4) allocated the transaction price to the performance obligations, and (5) recognized revenue as we satisfy the performance obligations. We allocated the transaction price to each performance obligation for accounting purposes using our best estimate of the term and value. The process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalty rates, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each performance obligation for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.

The impact that a five percent change in the aggregate amount allocated to past patent royalties under these agreements would have had on 2023 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to past patent royalties	+5%	-%5
Change in Revenue	$3,887	$(3,887)
Revenue from Non-financial Sources
During 2023, 2022 and 2021, approximately 3%, 4% and 5%, respectively, of our total revenue was based on the estimated fair value of patents. The process for determining the value of revenue from non-financial sources requires estimating the fair value of patents received. We estimated the fair value of the patents in the above transactions using one of, or a combination of, an analysis of comparable market transactions (the market approach), a discounted cash flow analysis (the income approach) and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including identification of comparable market transactions, assumed royalty rates, projected sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five-percent change in the estimated aggregate value of the patents acquired would have had on 2023 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands):

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-5%
Revenue	$730	$(730)
Less: Patent amortization	841	(841)
Pre-tax income	$(111)	$111
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

We account for compensation costs associated with share-based compensation based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. The simplified method was used because the Company does not believe it has sufficient historical exercise data to provide a reasonable basis for the expected term of its grants. In all periods, our policy has been to set the value of RSUs awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term. For awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change.
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls and shortfalls related to share-based compensation was windfalls of $3.1 million and $0.8 million for the years ended 2023 and 2021, respectively, and shortfalls for the year ended 2022 of $0.4 million.
The below table summarizes our supplemental compensation expense for 2023, 2022 and 2021, in thousands:

	2023	2022	2021
Short-term incentive compensation	$19,780	$24,341	$18,820
Time-based awards (a)	26,426	15,422	12,490
Performance-based awards (a)	10,035	8,155	17,933
Total supplemental compensation expense	$56,241	$47,918	$49,243
(a) For 2023, 2022 and 2021, approximately 3%, 8%, and 7%, respectively, of the aggregate expense associated with time-based and performance-based awards related to cash awards.
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

Between 2014 and 2023, we paid approximately $138.1 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss. If the matter had been resolved as of December 31, 2023, we would have recognized a loss up to $13.8 million based on exchange rates and prior competent authority resolutions.
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
Cash, cash equivalents, restricted cash, and short-term investments
As of December 31, 2023 and December 31, 2022, we had the following amounts of cash, cash equivalents, restricted cash, and short-term investments (in thousands):

	December 31, 2023	December 31, 2022	Increase / (Decrease)
Cash and cash equivalents	$437,076	$693,479	$(256,403)
Restricted cash included within prepaid and other current assets	5,885	9,682	(3,797)
Short-term investments	569,280	508,298	60,982
Total cash, cash equivalents, restricted cash, and short-term investments	$1,012,241	$1,211,459	$(199,218)
The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $388.8 million and cash used in investing activities of $46.5 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $213.7 million. Refer to the sections below for further discussion of these items.

Cash flows from operations
We generated the following cash flows from our operating activities in 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022	Increase / (Decrease)
Cash flows provided by operating activities	$213,733	$286,039	$(72,306)
Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $72.3 million change in net cash provided by operating activities was driven by higher cash outflows related to tax payments made in 2023 and an increase in cash operating expenses. Cash receipts decreased largely due to timing of cash receipts under existing agreements. The table below sets forth the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022	Increase / (Decrease)
Total Cash Receipts	$486,333	$509,825	$(23,492)
Cash Outflows:
Cash operating expenses (a)	(211,525)	(204,153)	(7,372)
Income taxes paid (b)	(59,202)	(6,805)	(52,397)
Total cash outflows	(270,727)	(210,958)	(59,769)
Other working capital adjustments	(1,873)	(12,828)	10,955
Cash flows provided by operating activities	$213,733	$286,039	$(72,306)
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation.
(b) Income taxes paid include foreign withholding taxes.
Cash provided by or used in investing and financing activities
Net cash used in investing activities in 2023 was $85.2 million, a $229.5 million change from $314.7 million in 2022. During 2023, we purchased $38.7 million of short-term marketable securities, net of sales, and capitalized $44.6 million of patent costs and property and equipment purchases. During 2022, we purchased $272.0 million of short-term marketable securities, net of sales, and capitalized $42.8 million of patent costs and property and equipment purchases.
Net cash used in financing activities for 2023 was $388.8 million, a $407.4 million change from net cash provided by financing activities of $18.6 million in 2022. This change was primarily attributable to a $265.3 million increase in share repurchases in 2023 compared to 2022, of which $203.4 million was related to the Company's modified "Dutch auction" tender offer in 2023. The change was also due to net proceeds of $138.9 million from the debt refinancing in 2022.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2023 was $377.5 million, a decrease of $49.2 million from December 31, 2022. Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the December 31, 2023 deferred revenue balance by $153.6 million over the next twelve months.

Convertible Notes
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes and $81.29 per share for the 2024 Notes as of December 31, 2023) or above the weighted average strike price of the warrants ($106.35 per share for the 2027 Warrant Transactions and $109.43 per share for the 2024 Warrant Transactions as of December 31, 2023), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, the Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes and the $126.2 million aggregate principal amount of the 2024 Notes outstanding as of December 31, 2023, and the approximately 5.9 million warrants related to the 2027 Notes and the 1.6 million warrants remaining related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions and 2024 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions (in thousands):

2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
$80	186	—	186	(186)	—
$85	524	—	524	(524)	—
$90	825	—	825	(825)	—
$95	1,094	—	1,094	(1,094)	—
$100	1,336	—	1,336	(1,336)	—
$105	1,555	—	1,555	(1,555)	—
$110	1,754	197	1,951	(1,754)	197
$115	1,936	446	2,382	(1,936)	446
$120	2,103	675	2,778	(2,103)	675
$125	2,256	886	3,142	(2,256)	886

2024 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2024 Notes	Shares Issuable Upon Exercise of the 2024 Warrant Transactions	Total Treasury Stock Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2024 Note Hedge Transactions	Incremental Shares Issuable (a)
$85	68	—	68	(68)	—
$90	150	—	150	(150)	—
$95	224	—	224	(224)	—
$100	290	—	290	(290)	—
$105	351	—	351	(351)	—
$110	405	8	413	(405)	8
$115	455	75	530	(455)	75
$120	501	137	638	(501)	137
$125	543	193	736	(543)	193
$130	582	246	828	(582)	246
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2024 and 2027 Notes(a)	$586,174	$126,174	$—	$460,000	$—
Contractual interest payments on the 2024 and 2027 Notes(a)	56,111	17,158	32,200	6,753	—
Operating lease obligations	25,804	4,290	8,561	7,525	5,428
Defined benefit plan obligations (b)	4,304	399	202	567	3,136
Purchase obligations (c)	11,255	11,255	—	—	—
Total contractual obligations	$683,648	$159,276	$40,963	$474,845	$8,564

(a)The table above represents the payment made on the maturity dates of the 2024 and 2027 Notes. From the period January 1, 2024 through March 31, 2024, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. We will pay cash up to the aggregate principal amount of the 2027 Notes to be converted, if any, and will pay cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock for any conversion obligation in excess of the aggregate principal amount being converted at our election. Refer to Note 10, “Obligations,” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our 2024 Notes and 2027 Notes.
(b)Refer to Note 11, "Commitments," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our defined benefit plan obligations. Estimated future benefit payments included above are through 2030.
(c)Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet as of December 31, 2023 includes a $14.4 million non-current liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
As discussed above we believe our available sources of funds, including cash, cash equivalents and short-term investments and cash generated from our operations, will be sufficient to finance these contractual obligations discussed below in both the short-term over the next twelve month, and the long-term beyond twelve months.
As of December 31, 2023, we have recorded long-term debt of $29.0 million related to the Technicolor Patent Acquisition. Additionally, we are subject to a revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. There is no liability associated with the revenue-share agreement at December 31, 2023, as there are no minimum or maximum payments under the revenue-sharing arrangement, and, except in certain circumstances, the arrangement continues through December 31, 2038. Refer to Note 10, "Obligations," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information. Due to the uncertainty regarding the timing and amount of future payments related to these items, the amounts are excluded from the contractual obligations table above.

RESULTS OF OPERATIONS
2023 Compared with 2022
Revenues
The following table compares 2023 revenues to 2022 revenues (in thousands):

	For the Year Ended December 31,
	2023	2022	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$347,124	$351,064	$(3,940)	(1)%
CE, IoT/Auto	59,858	51,717	8,141	16%
Other	1,410	1,107	303	27%
Total recurring revenues	408,392	403,888	4,504	1%
Catch-up revenues [a]	141,196	53,906	87,290	162%
Total revenues	$549,588	$457,794	$91,794	20%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static fixed-fee agreements.
Total revenues of $549.6 million increased 20% from $457.8 million in 2022 primarily due to catch-up revenues from the Lenovo cellular license resulting from the UK proceedings and the Lenovo HEVC PLA. Recurring revenues were relatively flat compared to 2022.
In 2023 and 2022, 76% and 60% of our total revenues were attributable to companies that individually accounted for 10% or more of our total revenues, respectively. In 2023 and 2022, the following licensees or customers accounted for 10% or more of our total revenues:

	For the Year Ended December 31,
	2023	2022
Customer A	27%	—%
Customer B	24%	30%
Customer C	14%	17%
Customer D	11%	13%

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	For the Year Ended December 31,
	2023	2022	Increase/(Decrease)
Research and portfolio development	$195,285	$185,202	$10,083	5%
Licensing	79,397	71,419	7,978	11%
General and administrative	53,291	47,377	5,914	12%
Restructuring activities	—	3,280	(3,280)	(100)%
Total operating expenses	$327,973	$307,278	$20,695	7%
Operating expenses increased 7% to $328.0 million in 2023 from $307.3 million in 2022. The $20.7 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/(Decrease)
Share-based compensation	$13,587
Net litigation fee reimbursement	7,537
Fair value changes of deferred compensation liability	4,968
Patent impairment	2,500
Intellectual property enforcement	(3,153)
Restructuring activities	(3,280)
Other	(1,464)
Total increase in operating expenses	$20,695
The $20.7 million increase in operating expenses was primarily due to a $13.6 million increase in share-based compensation costs driven by both higher accrual rates and higher award levels to non-executive employees and a $5.0 million increase from fair value changes of our deferred compensation liability, which was offset by a related gain recorded within "Other income (expense), net" on the investments that we hold under the plan. Additionally, 2023 included nonrecurring items, including a $7.5 million net litigation fee reimbursement primarily related to the Lenovo proceedings and a $2.5 million impairment on Convida's sale of a portion of its patent portfolio.
These increases were partially offset by a $3.2 million decrease in intellectual property enforcement costs primarily driven by decreased costs from the Lenovo proceedings, partially offset by an increase in costs from the Oppo proceedings, and a $3.3 million decrease in non-recurring restructuring activities recognized in 2022.
Research and portfolio development expense:  Research and portfolio development expense increased by $10.1 million primarily resulting from the above-noted increases in share-based compensation, fair value changes of our deferred compensation liability, and Convida's sale of a portion of its patent portfolio.
Licensing expense:  The $8.0 million increase in licensing expense primarily resulted from the above-noted litigation fee reimbursement, increases in share-based compensation, and fair value changes of our deferred compensation liability, partially offset by the decrease in intellectual property enforcement costs.
General and administrative expense:  The $5.9 million increase in general and administrative expense was primarily driven by the above-noted increases in share-based compensation and fair value changes of our deferred compensation liability, partially offset by a decrease in short-term incentive compensation costs.
Restructuring Activities:  Restructuring expenses associated with our overall restructuring plan decreased due to the plan being substantially complete in 2022. For more information on the restructuring activities refer to Note 20, "Restructuring Activities" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Non-Operating Income (Expense), Net
The following table compares 2023 non-operating income to 2022 non-operating expense (in thousands):

	For the Year Ended December 31,
	2023	2022	Change
Interest expense	$(44,817)	$(29,496)	$(15,321)	(52)%
Interest and investment income	46,628	14,452	32,176	223%
Loss on extinguishment of long-term debt	—	(11,190)	11,190	100%
Other	11,184	(6,719)	17,903	266%
Total non-operating income (expense), net	$12,995	$(32,953)	$45,948	139%
Interest expense increased $15.3 million primarily due to significant financing expense resulting from a previously announced patent license agreement and additional interest on the 2027 Notes that were issued during second quarter 2022. Additionally, we recognized a $4.0 million reduction to interest expense due to a change in estimate of our Technicolor Patent Acquisition Long-Term Debt resulting from updated estimated cash outflows owed under the arrangement. For more information regarding this arrangement, refer to Note 10, “Obligations,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K.
The $32.2 million increase in interest and investment income was due to increased short-term investments made by the Company and market conditions driving higher yields from the short-term investments.
In 2022, we recognized a $11.2 million loss on extinguishment of long-term debt related to the partial repurchase of the 2024 Notes, as described further in Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
The change in Other was primarily due to fair value adjustments of our investments and pension obligation resulting in $12.1 million of net gains in 2023, compared to $2.4 million of net losses in 2022 and due to a foreign currency translation net gain arising from euro translation of our foreign subsidiaries of $1.0 million in 2023, compared to $3.9 million foreign currency translation net loss in 2022.
Income Taxes
In 2023, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate is 10.0%, as compared to an effective tax of 21.7% in 2022. In both periods, the effective tax rate was impacted by losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit. In addition, there was a reduction to the effective rate in 2023, of 4.2%, due to a partial release of valuation allowance in France due to higher projected income resulting from recently signed agreements, including with Samsung Electronics. Excluding the impact of valuation allowance, our effective tax rate would have been 12.4% and 19.3% in 2023 and 2022, respectively.

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
•our ability to expand our revenue opportunities by entering into licensing arrangements with video streaming and other cloud-based service providers;
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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $1.0 billion as of December 31, 2023. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2023. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2024	2025	2026	2027	2028	Thereafter	Total
Money market and demand accounts	$430,707	—	—	—	—	—	$430,707
Short-term investments	$489,752	$39,133	$52,649	—	—	—	$581,535
Average interest rate	5.1%	4.7%	4.6%	—%	—%	—%	5.0%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2023, we had approximately $430.7 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. We have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2014 and 2023, we paid approximately $138.1 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss. If the matter had been resolved as of December 31, 2023, we would have recognized a loss up to $13.8 million based on exchange rates and prior competent authority resolutions.

Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are primarily classified as available-for-sale with a fair value of $581.5 million as of December 31, 2023.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of InterDigital, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of InterDigital, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principle
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
Revenue Recognition – Determination of Standalone Selling Prices of Identified Performance Obligations in Dynamic Fixed-Fee License Agreements Entered Into During The Year
As described in Notes 2 and 3 to the consolidated financial statements, dynamic fixed-fee license agreements include fixed royalty payments that fulfill the licensee’s obligations to the Company under a patent license agreement for a specified time period or for the term of the agreement. Total recurring revenues and catch-up revenues were $408.4 million and $141.2 million, respectively, for the year ended December 31, 2023, of which a portion relates to dynamic fixed-fee agreements entered into during the year. As disclosed by management, the process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalty rates, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors.”
The principal considerations for our determination that performing procedures relating to the determination of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements entered into during the year is a critical audit matter are (i) the significant judgment by management when determining the value of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to assumed royalty rates and projected sales volumes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements. These procedures also included, among others, for a sample of dynamic fixed-fee license agreements (i) reading agreements entered into during the year; (ii) testing management’s process for determining the value of standalone selling prices of identified performance obligations; (iii) evaluating the appropriateness of the valuation methods used; (iv) testing the completeness and accuracy of data used by management in the valuation methods; and (v) evaluating the reasonableness of management’s significant assumptions related to assumed royalty rates and projected sales volumes. Evaluating the reasonableness of management’s significant assumptions related to assumed royalty rates and projected sales volumes involved considering consistency with historical sales data.
Revenue Recognition – Determination of Transaction Price in Certain Arrangements with Variable Consideration
As described in Notes 2 and 3 to the consolidated financial statements, for certain patent license arrangements or other contractual arrangements, the amount of consideration that the Company will receive is uncertain. In such cases, management estimates and recognizes licensing revenues only when the Company has a contract, as defined in the revenue recognition guidance. Such estimates are only recognized to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur. Total recurring revenues and catch-up revenues were $408.4 million and $141.2 million, respectively, for the year ended December 31, 2023, of which a portion relates to certain arrangements with variable consideration. Management analyzes the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrains the amount of estimated revenues in order to mitigate this risk, which may result in recognizing revenues less than amounts management expects the Company is most likely to receive. As disclosed by management, these estimates may require significant judgment.
The principal considerations for our determination that performing procedures relating to the determination of transaction price in certain arrangements with variable consideration is a critical audit matter are (i) the significant judgment by management when determining the transaction price and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's analysis of the probability that a significant reversal of cumulative revenues recognized will not occur.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of transaction price in arrangements where the amount of consideration that the Company will receive is uncertain. These procedures also included, among others (i) reading certain arrangements applicable for the current year; (ii) testing management’s process for determining the transaction price in such arrangements; (iii) evaluating the appropriateness of management’s analysis used in determining the transaction price; (iv) testing the completeness and accuracy of the data used by management in the analysis; and (v) evaluating the reasonableness of management’s significant assumptions and judgments in determining the transaction price. Evaluating the reasonableness of management’s significant assumptions and judgments involved considering management’s past experience in such arrangements, status of ongoing discussions with the customer, and advice obtained, including obtaining and evaluating the letters of audit inquiry, from in-house and external legal counsel.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 15, 2024

We have served as the Company’s auditor since 2002.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$437,076	$693,479
Short-term investments	569,280	508,298
Accounts receivable	117,292	53,182
Prepaid and other current assets	43,976	89,716
Total current assets	1,167,624	1,344,675
PROPERTY AND EQUIPMENT, NET	11,566	11,338
PATENTS, NET	313,001	353,999
DEFERRED TAX ASSETS	128,967	94,373
OTHER NON-CURRENT ASSETS, NET	149,656	95,720
Total non-current assets	603,190	555,430
TOTAL ASSETS	$1,770,814	$1,900,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$578,752	$—
Accounts payable	7,846	9,997
Accrued compensation and related expenses	32,665	38,400
Deferred revenue	153,597	189,059
Dividend payable	10,226	10,384
Other accrued expenses	98,042	23,506
Total current liabilities	881,128	271,346
LONG-TERM DEBT	29,019	607,066
LONG-TERM DEFERRED REVENUE	223,866	237,580
OTHER LONG-TERM LIABILITIES	55,252	53,600
TOTAL LIABILITIES	1,189,265	1,169,592
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 69,507 and 71,923 shares issued and 25,580 and 29,668 shares outstanding	694	719
Additional paid-in capital	742,981	717,102
Retained earnings	1,462,070	1,492,046
Accumulated other comprehensive loss	(647)	(916)
	2,205,098	2,208,951
Treasury stock, 43,927 and 42,255 shares of common held at cost	1,623,549	1,484,056
Total InterDigital, Inc. shareholders’ equity	581,549	724,895
Noncontrolling interest	—	5,618
Total equity	581,549	730,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,770,814	$1,900,105

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2022	2021
REVENUES	$549,588	$457,794	$425,409
OPERATING EXPENSES:
Research and portfolio development	195,285	185,202	200,484
Licensing	79,397	71,419	64,625
General and administrative	53,291	47,377	61,217
Restructuring activities	—	3,280	27,877
Total Operating expenses	327,973	307,278	354,203

Income from operations	221,615	150,516	71,206

INTEREST EXPENSE	(44,817)	(29,496)	(25,225)
OTHER INCOME (EXPENSE), NET	57,812	(3,457)	11,575
Income before income taxes	234,610	117,563	57,556
INCOME TAX PROVISION	(23,557)	(25,502)	(15,368)
NET INCOME	$211,053	$92,061	$42,188
Net loss attributable to noncontrolling interest	(3,016)	(1,632)	(13,107)
NET INCOME ATTRIBUTABLE TO INTERDIGITAL, INC.	$214,069	$93,693	$55,295
NET INCOME PER COMMON SHARE — BASIC	$7.97	$3.11	$1.80
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	26,860	30,106	30,764
NET INCOME PER COMMON SHARE — DILUTED	$7.62	$3.07	$1.77
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	28,102	30,485	31,253
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.50	$1.40	$1.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$211,053	$92,061	$42,188
Unrealized gain (loss) on investments, net of tax	269	(345)	(387)
Comprehensive income	$211,322	$91,716	$41,801
Comprehensive loss attributable to noncontrolling interest	(3,016)	(1,632)	(13,107)
Total comprehensive income attributable to InterDigital, Inc.	$214,338	$93,348	$54,908

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2020	71,389	$714	$738,481	$1,413,969	$(184)	40,573	$(1,379,611)	$23,197	$796,566
Adjustment related to the adoption of ASU 2020-06	—	—	(55,349)	15,587	—	—	—	—	(39,762)
Net income attributable to InterDigital, Inc.	—	—	—	55,295	—	—	—	—	55,295
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(13,107)	(13,107)
Proceeds from and increases in noncontrolling interests	—	—	—	—	—	—	—	100	100
Noncontrolling interest distribution	—	—	—	—	—	—	—	(2,512)	(2,512)
Net change in unrealized loss on short-term investments	—	—	—	—	(387)	—	—	—	(387)
Dividends declared ($1.40 per share)	—	—	734	(43,746)	—	—	—	—	(43,012)
Exercise of common stock options	157	1	7,949	—	—	—	—	—	7,950
Issuance of common stock, net	174	2	(6,952)	—	—	—	—	—	(6,950)
Amortization of unearned compensation	—	—	28,736	—	—	—	—	—	28,736
Repurchase of common stock	—	—	—	—	—	458	(30,000)	—	(30,000)
BALANCE, DECEMBER 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	93,693	—	—	—	—	93,693
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,632)	(1,632)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(345)	—	—	—	(345)
Dividends declared ($1.40 per share)	—	—	803	(42,752)	—	—	—	—	(41,949)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	179	2	(6,259)	—	—	—	—	—	(6,257)
Amortization of unearned compensation	—	—	22,127	—	—	—	—	—	22,127
Repurchase of common stock	—	—	—	—	—	1,224	(74,445)	—	(74,445)
Net convertible note hedge transactions, net of tax	—	—	(54,257)	—	—	—	—	—	(54,257)
Net warrant transactions	—	—	39,863	—	—	—	—	—	39,863
BALANCE, DECEMBER 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	214,069	—	—	—	—	214,069
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(3,016)	(3,016)
Deconsolidation of Convida	—	—	—	—	—	—	—	(4,352)	(4,352)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized loss on short-term investments	—	—	—	—	269	—	—	—	269
Dividends declared ($1.50 per share)	—	—	1,395	(40,691)	—	—	—	—	(39,296)
Exercise of common stock options	72	—	1,252	—	—	—	—	—	1,252
Issuance of common stock, net	251	2	(12,509)	—	—	—	—	—	(12,507)
Amortization of unearned compensation	—	—	35,741	—	—	—	—	—	35,741
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	1,672	(139,493)	—	(342,874)
BALANCE, DECEMBER 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$—	$581,549

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,053	$92,061	$42,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,792	78,571	78,193
Non-cash interest income (expense), net	(18,601)	1,645	6,867
Non-cash change in fair value	(10,130)	1,686	(7,649)
Change in deferred revenue	(49,176)	85,403	(16,868)
Deferred income taxes	(34,665)	18,518	(7,503)
Share-based compensation	35,741	22,127	28,736
Loss on extinguishment of debt	—	11,190	—
Impairment of assets	2,500	2,427	13,228
Other	415	—	—
(Increase) decrease in assets:
Receivables	(64,110)	(22,069)	(15,103)
Deferred charges and other assets	866	(13,453)	(9,894)
(Decrease) Increase in liabilities:
Accounts payable	(2,513)	6,868	(1,803)
Accrued compensation and other expenses	64,561	1,065	20,000
Net cash provided by operating activities	213,733	286,039	130,392
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(836,370)	(532,724)	(527,800)
Sales of short-term investments	797,703	260,771	744,353
Purchases of property and equipment	(4,268)	(3,156)	(2,511)
Capitalized patent costs	(40,358)	(39,597)	(33,416)
Acquisition of patents	—	—	(2,350)
Long-term investments	(1,877)	—	1,363
Net cash (used in) provided by investing activities	(85,170)	(314,706)	179,639
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	460,000	—
Purchase of convertible bond hedge	—	(80,500)	—
Proceeds from issuance of warrants	—	43,700	—
Payments on long-term debt	—	(282,499)	—
Proceeds from bond hedge unwind	—	11,851	—
Payment for warrant unwind	—	(3,837)	—
Payments of debt issuance costs	(100)	(9,829)	—
Repurchase of common stock	(339,704)	(74,445)	(30,000)
Net proceeds from exercise of stock options	1,252	1,226	7,950
Non-controlling interest contribution	1,750	1,500	100
Non-controlling interest distribution	—	—	(2,512)
Taxes withheld upon restricted stock unit vestings	(12,507)	(6,257)	(6,950)
Dividends paid	(39,454)	(42,306)	(43,058)
Net cash (used in) provided by financing activities	(388,763)	18,604	(74,470)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(260,200)	(10,063)	235,561
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	703,161	713,224	477,663
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$442,961	$703,161	$713,224
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

1.BACKGROUND AND BASIS OF PRESENTATION
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, video, artificial intelligence ("AI"), and related technologies. We design and develop foundational technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies providing such products and services, including makers of wireless communications devices, consumer electronics, IoT devices, cars and other motor vehicles and providers of cloud-based services such as video streaming. As a leader in wireless technology, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G and today's most advanced Wi-Fi technologies. We are also a leader in video processing and video encoding/decoding technology, with a significant AI research effort that intersects with both wireless and video technologies.
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
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the year ended December 31, 2023, 2022 and 2021 (in thousands):

	FOR THE YEAR ENDED DECEMBER 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2023	2022	2021
Interest paid	$18,623	$13,429	$8,000
Income taxes paid, including foreign withholding taxes	59,202	6,805	23,091
Non-cash investing and financing activities:
Dividend payable	10,226	10,384	10,741
Accrued debt issuance costs	—	100	—
Accrued taxes on the repurchase of common stock	3,170	—	—
Non-cash acquisition of patents	—	30,100	—
Non-cash distribution of patents	—	1,928	—
Right-of-use assets obtained in exchange of operating lease liabilities	93	6,644	739
Accrued capitalized patent costs and property and equipment	670	4,026	2,021

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
As of December 31, 2023 and 2022, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than three years, and we have both the ability and intent to hold the investments until maturity.
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
The carrying value of goodwill was $22.4 million as of December 31, 2023 and December 31, 2022, which was included within "Other non-current assets, net" in the consolidated balance sheets. No impairments were recorded during 2023, 2022 or 2021 as a result of our annual goodwill impairment assessment.
Property and Equipment
Property and equipment are stated at cost, less depreciation, amortization and impairments. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized, while minor repairs and maintenance are charged to expense as incurred. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
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
For certain patent license agreements or other contractual arrangements, the amount of consideration that we will receive is uncertain. In such cases, we estimate and recognize licensing revenues only when we have a contract, as defined in the revenue recognition guidance. Such estimates are only recognized to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenues in order to mitigate this risk, which may result in recognizing revenues less than amounts we expect we are most likely to receive. These aforementioned estimates may require significant judgment.
Patent License Agreements
Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We account for patent license agreements in accordance with the guidance indicated above.
Certain patent license agreements contain revenue from non-financial sources in the form of patents received from the customer. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products.
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
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from fixed-fee license arrangements with contractual payment terms. The remaining material amounts of our accounts receivable are from variable patent license agreements, which primarily are paid on a quarterly basis. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts as of December 31, 2023 or 2022.
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
The carrying value of our investments in other entities is included within "Other non-current assets, net" on our consolidated balance sheets. The carrying value of our investments in other entities as of December 31, 2023 and 2022 was $31.9 million and $19.6 million, respectively, the majority of which are accounted for under the measurement alternative for equity investments described above.
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
For example, from time to time, we use sales agents to assist us in our licensing and/or patent sale activities. In such cases, we may pay a commission. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license or patent sale agreements. We defer recognition of commission expense and amortize these expenses in proportion to our recognition of the related revenue. Commission expense is included within the "Licensing" line of our consolidated statements of income and was immaterial for the years presented. There were $0.1 million and $0.7 million of new direct contract costs in 2023 and 2022, respectively, and no new direct contract costs incurred during 2021.
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2027 Notes and 2024 Notes, defined and discussed in detail within Note 10, "Obligations", we incurred directly related costs. The debt issuance costs of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized over the term of the debt using the effective interest method and are included within the "Interest expense" line of our consolidated statements of income. The Company incurred $9.9 million of new debt issuances costs in 2022 in conjunction with the issuance of the 2027 Notes and no new debt issuance costs were incurred in 2023 or 2021. Deferred financing expense was $2.3 million, $2.0 million and $1.6 million in 2023, 2022 and 2021, respectively. The balance of unamortized deferred financing costs as of December 31, 2023 and 2022 was $7.4 million and $9.8 million, respectively.

Research and Innovation Expenses
Research and innovation expenditures are expensed in the period incurred, except certain software development costs that are capitalized between the point in time that technological feasibility of the software is established and when the product is available for general release to customers. We did not have any capitalized software costs related to research and development in any period presented. Research and Innovation expenses are included within "Research and portfolio development" expenses in the consolidated statements of income.
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
We account for compensation costs associated with share-based compensation based on the fair value of the instruments issued. The estimated value of stock options includes assumptions around expected life, stock volatility and dividends. For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method as prescribed by Staff Accounting Bulletin Topic 14. The simplified method was used because the Company does not believe it has sufficient historical exercise data to provide a reasonable basis for the expected term of its grants. In all periods, our policy has been to set the value of RSUs awards equal to the value of our underlying common stock on the date of measurement. For grants with graded vesting, we amortize the associated unrecognized compensation cost using an accelerated method. For grants that cliff vest, we amortize the associated unrecognized compensation cost on a straight-line basis over their vesting term. For awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change.
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls and shortfalls related to share-based compensation was windfalls of $3.1 million and $0.8 million for the years ended 2023 and 2021, respectively, and shortfalls for the year ended 2022 of $0.4 million, respectively.
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
Treasury Stock
We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury shares are included in authorized and issued shares, but excluded from outstanding shares. If the Treasury shares are retired, the excess of the par value is included with retained earnings.
In August 2022, the Inflation Reduction Act was enacted in the United States, which included, among other items, a 1% excise tax on certain net stock repurchases after December 31, 2022. This excise tax on our share repurchases is recorded as a component of stockholders’ equity, as treasury stock, or retained earnings if retired.
New Accounting Guidance
Accounting Standards Update: Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.
Accounting Standards Update: Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

Accounting Standards Update: Simplifying the Accounting for Convertible Instruments
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The amendments in this ASU are intended to simplify accounting for convertible debt instruments and convertible preferred stock by removing certain accounting models which separate the embedded conversion features from the host contract. ASU 2020-06 also amends certain guidance in ASC 260 on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption was permitted for fiscal years beginning after December 15, 2020. The ASU permits the use of either the modified retrospective or fully retrospective methods of transition. We elected to early adopt this standard on a modified retrospective approach as of January 1, 2021, which resulted in a $10.4 million, $50.2 million, and $15.6 million increase to net deferred tax assets, long-term debt and retained earnings, respectively, and a $55.4 million decrease to additional paid-in capital. This $50.2 million increase to long-term debt, net was comprised of $51.6 million of unamortized interest discount partially offset by a net increase of $1.4 million in unamortized debt issuance costs following the reversal of the initially established equity component of deferred financing costs. This was due to the standard no longer requiring bifurcation of the embedded conversion feature from the host contract on the 2024 Notes, as defined in Note 9, "Obligations". This adoption also reduced non-cash interest expense starting in 2021 due to the removal of the accretion of the debt discount on the 2024 Notes. In addition, the adoption requires the use of the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and requires the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation.
3.    REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the year ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Recurring revenues:
Smartphone	$347,124	$351,064	$315,098
CE, IoT/Auto	59,858	51,717	31,721
Other	1,410	1,107	4,881
Total recurring revenues	408,392	403,888	351,700
Catch-up revenues [a]	141,196	53,906	73,709
Total revenues	$549,588	$457,794	$425,409
a.    Catch-up revenues are comprised of past patent royalties and revenues from static fixed-fee agreements.
During the year ended December 31, 2023, we recognized $188.9 million of revenue that had been included in deferred revenue as of the beginning of the period. As of December 31, 2023, we had contract assets of $94.6 million included within "Accounts receivable, net" in the consolidated balance sheet. As of December 31, 2022, we had contract assets of $32.9 million and $2.5 million included within "Accounts receivable, net" and "Other non-current assets, net" in the consolidated balance sheet, respectively.

Contracted Revenue
Based on Dynamic Fixed-Fee Agreements as of December 31, 2023, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue (a)
2024	$310,236
2025	297,270
2026	227,892
2027	225,294
2028	213,257
Thereafter	259,439
$1,533,388
(a) This table includes estimated revenue related to our Samsung arbitration. In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.
4.    GEOGRAPHIC / CUSTOMER CONCENTRATION
The Company’s chief operating decision maker assesses company-wide performance and allocates resources based on consolidated financial information. As such, we have one reportable segment. During 2023, 2022 and 2021, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
United States	$186,251	$219,744	$169,044
China	258,737	103,922	118,197
South Korea	82,235	90,018	86,677
Japan	10,678	21,946	24,689
Taiwan	9,368	11,621	11,040
Europe	2,319	10,543	15,762
Total revenue	$549,588	$457,794	$425,409
During 2023, 2022 and 2021, the following licensees or customers accounted for 10% or more of total revenues:

	For the Year Ended December 31,
	2023	2022	2021
Customer A	27%	—%	—%
Customer B	24%	30%	28%
Customer C	14%	17%	18%
Customer D	11%	13%	14%
Customer E	<10%	<10%	10%
As of December 31, 2023, and 2022, we held $324.6 million and $365.3 million of our property, equipment and patents, net of accumulated depreciation and amortization, respectively, of which 91% of the total was within the United States in each of the years presented. As of December 31, 2023 and 2022, we held $29.3 million and $27.2 million of property, equipment and patents, net of accumulated depreciation and amortization, collectively, in Canada and Europe.

5.    CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Money market and demand accounts	$430,707	$643,825
Commercial paper	5,728	26,741
U.S. government securities	—	15,707
Corporate bonds, asset backed and other securities	6,526	16,888
Total cash, cash equivalents and restricted cash	$442,961	$703,161
The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of December 31, 2023 and 2022 within the consolidated balance sheets (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$437,076	$693,479
Restricted cash included within prepaid and other current assets	5,885	9,682
Total cash, cash equivalents and restricted cash	$442,961	$703,161
Marketable Securities
As of December 31, 2023 and 2022, the majority of our marketable securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment-grade government and corporate debt securities that have maturities of less than two years, and we have both the ability and intent to hold the investments until maturity. We recorded no other-than-temporary impairments during 2023, 2022 or 2021. The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2023, 2022 and 2021.
    Marketable securities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$174,872	$141	$(22)	$174,991
U.S. government securities	257,150	75	(375)	256,850
Corporate bonds, asset backed and other securities	149,729	92	(128)	149,693
Total available-for-sale securities	$581,751	$308	$(525)	$581,534
Reported in:
Cash and cash equivalents				$12,254
Short-term investments				569,280
Total marketable securities				$581,534

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$210,146	$30	$(220)	$209,956
U.S. government securities	244,174	19	(353)	243,840
Corporate bonds, asset backed and other securities	113,921	33	(116)	113,838
Total available-for-sale securities	$568,241	$82	$(689)	$567,634
Reported in:
Cash and cash equivalents				$59,336
Short-term investments				508,298
Total marketable securities				$567,634
As of December 31, 2023 and 2022, $489.8 million and $557.7 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within one to three years.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. As of December 31, 2023, four licensees comprised 84%, and as of December 31, 2022 four licensees comprised 76%, of our accounts receivable balance. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2023 and December 31, 2022 (in thousands):

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$430,707	$—	$—	$430,707
Commercial paper (b)	—	174,991	—	174,991
U.S. government securities (c)	—	256,850	—	256,850
Corporate bonds, asset backed and other securities (d)	—	149,693	—	149,693
	$430,707	$581,534	$—	$1,012,241

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$643,825	$—	$—	$643,825
Commercial paper (b)	—	209,956	—	209,956
U.S. government securities	—	243,840	—	243,840
Corporate bonds and asset backed securities	—	113,838	—	113,838
	$643,825	$567,634	$—	$1,211,459
_______________
(a)Included within cash and cash equivalents.
(b)As of December 31, 2023 and 2022, $5.7 million and $26.7 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of December 31, 2023 and 2022, $0.0 million and $15.7 million of U.S. government securities was included within cash and cash equivalents, respectively.
(d)As of December 31, 2023and 2022, $6.5 million and $16.9 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Fair Value of Debt
Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible debt is a Level 2 fair value measurement.

	December 31, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Notes	$460,000	$452,830	$677,230	$460,000	$451,062	$441,485
2024 Senior Convertible Notes	$126,174	$125,922	$171,130	$126,174	$125,342	$119,941

Technicolor Patent Acquisition Long-term Debt
As more fully disclosed in Note 10, "Obligations," we recognized long-term debt in conjunction with the acquisitions of the patent licensing business and research and innovation unit of Technicolor SA (the "Technicolor Patent Acquisition"). The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the consolidated balance sheet as of December 31, 2023 and December 31, 2022 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$29,019	$28,859	$30,662	$28,048
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
During years ended December 31, 2023 and 2021, we recognized net gains of $10.4 million and $7.6 million, respectively, and during year ended 2022 we recognized a net loss of $1.3 million resulting from observable price changes of our long-term strategic investments, which were included within “Other income (expense), net” in the consolidated statement of income. Certain of our investments in other entities may be seeking additional financing in the next twelve months or potential exit strategies. We will continue to review and monitor our investments in other entities for any indications of an increase in fair value or impairment.
During 2023, we deconsolidated Convida Wireless as described further in Note 19, "Variable Interest Entities". Upon deconsolidation on October 1, 2023, we recorded our investment in Convida at fair value utilizing the income approach. Our investment in Convida Wireless is accounted for as an equity method investment in accordance with ASC 323 "Investments – Equity Method and Joint Ventures" and included within "Other non-current assets, net" in the consolidated balance sheet.
Patents
During 2023, we incurred an impairment of $2.5 million on Convida's sale of a portion of its patent portfolio, which was included within “Research and portfolio development” expenses in the consolidated statement of income. We determined the fair value based upon evaluation of market conditions.
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

7.    PROPERTY AND EQUIPMENT
Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2023	2022
Computer equipment and software	$15,990	$15,144
Leasehold improvements	14,802	12,636
Building and improvements	3,517	3,517
Engineering and test equipment	1,061	1,317
Furniture and fixtures	506	670
Property and equipment, gross	35,876	33,284
Less: accumulated depreciation	(24,310)	(21,946)
Property and equipment, net	$11,566	$11,338
Depreciation expense was $4.1 million, $4.9 million and $5.6 million in 2023, 2022 and 2021, respectively.
8.    PATENTS AND GOODWILL
Patents
As of December 31, 2023 and 2022, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2023	2022
Weighted average estimated useful life (years)	10.0	10.0
Gross patents	$1,040,912	$1,018,957
Accumulated amortization	(727,911)	(664,958)
Patents, net	$313,001	$353,999
Amortization expense related to capitalized patent costs was $73.1 million, $73.4 million and $71.5 million in 2023, 2022 and 2021, respectively. These amounts are recorded within the "Research and portfolio development" expense line of our consolidated statements of income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2023 is as follows (in thousands):

2024	$63,925
2025	60,171
2026	52,056
2027	47,292
2028	27,690
Goodwill
The following table shows the change in the carrying amount of our goodwill balance from December 31, 2021 to December 31, 2023, all of which is allocated to our one reportable segment (in thousands):

Goodwill balance as of December 31, 2021	$22,421
Activity	—
Goodwill balance as of December 31, 2022	$22,421
Activity	—
Goodwill balance as of December 31, 2023	$22,421

9.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Tax receivables	$19,835	$64,117
Prepaid assets	9,353	9,044
Restricted cash	5,885	9,682
Patents held for sale	—	4,000
Other current assets	8,903	2,873
Total Prepaid and other current assets	$43,976	$89,716
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Tax receivables	$76,740	$29,370
Long-term investments	31,895	19,593
Goodwill	22,421	22,421
Right-of-use assets	15,746	18,034
Other non-current assets	2,854	6,302
Total Other non-current assets, net	$149,656	$95,720
The amounts included in "Other accrued expenses" in the consolidated balance sheet as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Customer deposit	$76,100	$—
Accrued legal fees	10,338	12,230
Other accrued expenses	11,604	11,276
Total Other accrued expenses	$98,042	$23,506
The amounts included in "Other long-term liabilities" in the consolidated balance sheet as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred compensation liabilities	$18,413	$14,078
Operating lease liabilities	17,385	19,923
Other long-term liabilities	19,454	19,599
Total Other long-term liabilities	$55,252	$53,600

10.    OBLIGATIONS
Long-term debt obligations, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	126,174	126,174
Less: Deferred financing costs	(7,422)	(9,770)
Net carrying amount of the Convertible Notes	578,752	576,404
Less: Current portion of long-term debt	(578,752)	—
Long-term net carrying amount of the Convertible Notes	$—	$576,404
There were no finance leases as of December 31, 2023 or December 31, 2022.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2023, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are as follows (in thousands):

2024	$126,174
2025	—
2026	—
2027	460,000
2028 and thereafter	—
$586,174
The 3.50% Senior Convertible Notes due 2027 (the "2027 Notes") are convertible during the calendar quarter ending March 31, 2024 and therefore are classified as "Current portion of long-term debt" as of December 31, 2023 in our consolidated balance sheet. The current conversion rate of the Notes is 12.9041 shares of our Common Stock per $1,000 principal amount of the 2027 Notes. Upon the conversion of any 2027 Notes, we will pay cash up to the aggregate principal amount of the 2027 Notes to be converted, and will pay cash, shares of our Common Stock or a combination of cash and shares of its Common Stock for any conversion obligation in excess of the aggregate principal amount being converted, if any, at the Company’s election, as set forth in the Indenture governing the 2027 Notes.
2027 Notes, and Related Note Hedge and Warrant Transactions
On May 27, 2022 we issued $460.0 million in aggregate principal amount of the 2027 Notes. The net proceeds from the issuance of the 2027 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $450.0 million. The 2027 Notes bear interest at a rate of 3.50% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2022, and mature on June 1, 2027, unless earlier redeemed, converted or repurchased.
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
Also on May 24 and May 25, 2022, we also entered into privately negotiated warrant transactions (collectively, the “2027 Warrant Transactions” and, together with the 2027 Note Hedge Transactions, the “2027 Call Spread Transactions”), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock at a weighted average strike price of $106.35 per share, subject to adjustment. As consideration for the 2027 Warrant Transactions, we received aggregate proceeds of $43.7 million. The net cost of the 2027 Call Spread Transactions was $36.8 million, which was funded out of the net proceeds from the offering of the 2027 Notes.
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
The net proceeds from the issuance of the 2024 Notes, after deducting fees and offering expenses, were used for the following: (i) $232.7 million was used to repurchase $221.1 million in aggregate principal amount of the 1.50% Senior Convertible Notes that were due 2020 in privately negotiated transactions concurrently with the offering of the 2024 Notes, (ii) $19.6 million was used to repurchase shares of common stock at $62.53 per share, the closing price of the stock on May 29, 2019; and (iii) $24.4 million, in addition to the proceeds from the 2024 Warrant Transactions discussed above, was used to fund the cost of the 2024 Call Spread Transactions.

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
The following table presents the amount of interest cost recognized for the years ended December 31, 2023, 2022 and 2021 related to the contractual interest coupon and the amortization of financing costs (in thousands):

	For the Year Ended December 31,
	2023			2022			2021
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total	2024 Notes
Contractual coupon interest	$16,100	$2,523	$18,623	$9,526	$4,760	$14,286	$8,000
Amortization of financing costs	1,768	580	2,348	990	1,018	2,008	1,627
Total	$17,868	$3,103	$20,971	$10,516	$5,778	$16,294	$9,627
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

We were deemed to be the principal in this collaborative arrangement under ASC 808, and, as such, in accordance with ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations, we record revenues generated on sales to third parties and costs incurred on a gross basis in the consolidated statements of income. Therefore, we recognize all royalties from customers as revenue and payments to Sony for its royalty share as operating expenses within the consolidated statements of income. Cost reimbursements for expenses incurred resulting from fulfilling the duties of the licensing agent are recorded as contra expenses. During the years ended December 31, 2023, 2022, and 2021, gross revenues recorded related to the Madison Arrangement were $12.3 million, $14.5 million, and $26.1 million, respectively. Net operating expenses related to the Madison Arrangement during the years ended December 31, 2023, 2022, and 2021 were $6.2 million, $7.9 million and $18.9 million, including $3.3 million, $5.3 million, and $11.9 million related to revenue sharing, respectively, and are reflected primarily within "Licensing" expenses in the consolidated statement of income.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of December 31, 2023 is disclosed within Note 6, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities". Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt shall be amortized under the interest method. At each reporting period, we review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest expense” in the consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the year ended December 31, 2023, we recognized a $1.6 million net reduction of interest expense within “Interest expense” in the consolidated statements of income due to a change in estimate resulting from updated estimated cash outflows owed under the arrangement. During the years ended December 31, 2022 and 2021, we recognized $3.6 million, and $2.9 million, respectively, of interest expense related to this debt which is included within “Interest expense” in the consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. As of December 31, 2023 and 2022, the Company had $5.9 million and $9.7 million, respectively, of restricted cash included within the consolidated balance sheet attributable to the Madison Arrangement. Refer to Note 5, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities", for a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets.
Technicolor Contingent Consideration
As part of the Technicolor Acquisitions, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability, which is accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of December 31, 2023 and 2022, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.

11.    COMMITMENTS
Minimum future payments for accounts payable and other purchase commitments, excluding commenced long-term operating leases for office space, as of December 31, 2023 were as follows (in thousands):

2024	$11,518
2025	192
2026	175
2027	181
2028	186
Thereafter	490
Refer to Note 10, "Obligations," for details of the Company's long-term debt obligations and the revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. Refer to Note 17, "Leases," for maturities of the Company's operating lease liabilities as of December 31, 2023.
Defined Benefit Plans
In connection with the Technicolor Acquisitions, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels. As part of the Company's announced restructuring plan, as discussed below in Note 20, "Restructuring Activities", the number of employees under the Company's plan was significantly reduced. The Company revalued the projected benefit obligation and recognized a $2.3 million gain on curtailment during 2021, which was included within "Other income (expense), net" in the consolidated statement of income.
As of December 31, 2023 and 2022, the combined accumulated projected benefit obligation related to these plans totaled $4.9 million and $3.4 million, respectively. Service cost and interest cost for the combined plans totaled less than $0.5 million in each of the years ended December 31, 2023, 2022 and 2021. The weighted average discount rate and assumed salary increase rate for these plans were 3.3% and 3.0%, respectively. These plans are not required to be funded and were not funded as of December 31, 2023.
Expected future benefit payments under these plans as of December 31, 2023 were as follows (in thousands):

2024	$399
2025	93
2026	109
2027	305
2028	262
2027-2031	3,136
12.    LITIGATION AND LEGAL PROCEEDINGS
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
On September 24, 2023, Lenovo filed a new claim in the UK High Court against the Company. The claim alleges invalidity of two of the Company’s patents relating to 4G/LTE standards: European Patent (UK) Nos. 2,557,714 and 2,557,715. Lenovo sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, and a declaration that, upon expiration of the current license in 2023, Lenovo is licensed under terms to be determined by the UK High Court through 2028 or, in the alternative, a determination of the terms of a FRAND license. On October 19, 2023, Lenovo filed a request for an order that the Company indicate whether it is prepared to give an unconditional undertaking to enter into a global license on terms set by the UK Court, or failing that, a declaration that the Defendants are unwilling licensors; a hearing was held on December 12, 2023 where Lenovo agreed to stay its application. On November 22, 2023, the Company filed a jurisdiction challenge; a hearing on the jurisdiction challenge is to take place around April 24, 2024. On November 28, 2023, Lenovo filed an application seeking an expedited FRAND trial and an interim license until a FRAND decision is issued in the UK. A hearing on the interim license was set for after February 26, 2024, and a hearing on Lenovo’s request for an expedited FRAND trial will take place after the interim license and jurisdiction challenge issues are resolved.
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
International Trade Commission and Companion District Court Proceedings
On September 1, 2023, the Company and certain of its subsidiaries filed a complaint in the United States International Trade Commission (the "International Trade Commission") against Lenovo Group Ltd. and certain of its subsidiaries alleging that Lenovo infringes five of the Company’s U.S. patents (U.S. Patent Nos. 10,250,877, 8,674,859, 9,674,556, 9,173,054, and 8,737,933) by making, using, offering for sale, and/or selling certain electronic devices, including smartphones, computers, tablet computers, and components thereof that infringe certain claims of the asserted patents. As relief, the Company is seeking: (a) a limited exclusion order against Lenovo barring from entry into the United States all of Lenovo’s products that infringe the asserted patents; (b) cease and desist orders prohibiting Lenovo from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products; and (c) a bond during the 60-day Presidential review period. On October 5, 2023, the International Trade Commission instituted the requested investigation. The hearing has been scheduled for June 26 – July 2, 2024. The Initial Determination is expected to be issued by November 21, 2024, and the Final Determination is expected to be issued by March 21, 2025.
On September 1, 2023, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the Eastern District of North Carolina (the "North Carolina District Court") against Lenovo Group Ltd. and certain of its subsidiaries alleging that Lenovo infringes five of the Company’s U.S. patents (U.S. Patent Nos. 10,250,877, 8,674,859, 9,674,556, 9,173,054, and 8,737,933) by making, using, offering for sale, and/or selling Lenovo smartphones, computers (including both laptop and desktop), and tablet computers that utilize the Company’s patented technology. As relief, the Company is seeking: (a) a finding that Lenovo is liable for infringement of the asserted patents; (b) an injunction against further infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) costs. Lenovo filed its answer and counterclaims and motion to dismiss a portion of the complaint on October 10, 2023, which remains pending. On October 31, 2023, the Company filed its answer to Lenovo’s counterclaims, an amended complaint, as well as a motion to dismiss certain of Lenovo’s counterclaims, which is pending.
China Proceedings
On April 10, 2020, Lenovo (Beijing) Ltd. and certain of its affiliates filed a complaint against the Company and certain of its subsidiaries in the Beijing Intellectual Property Court (the “Beijing IP Court”) seeking a determination of the FRAND royalty rates payable for the Company’s Chinese 3G, 4G and 5G SEPs. On February 20, 2021, the Company filed an application challenging the jurisdiction of the Beijing IP Court to take up Lenovo’s complaint. On November 15, 2021, the Beijing IP Court denied the jurisdictional challenge, and the Company filed an appeal with the Supreme People’s Court of the People’s Republic of China (the “SPC”) on December 14, 2021. That appeal was denied by the SPC on September 5, 2022, and the case was sent back to the Beijing IP Court. On November 9, 2022, the Company filed a petition to stay the case. On June 12, 2023, the Beijing IP Court decided not to dismiss or stay the case. On December 5, 2023, Lenovo filed a request to withdraw the proceedings, and on December 29, 2023, the Beijing IP Court granted Lenovo’s request.

On November 26, 2021, the Company was informed that Lenovo had purportedly filed an additional complaint against the Company in the Wuhan Intermediate People’s Court (the “Wuhan Court”) seeking a determination of a global FRAND royalty rate for the period from 2024 to 2029 for the Company’s 3G, 4G, and 5G SEPs. On April 16, 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Wuhan Court. The application was denied on August 7, 2023. The Company filed an appeal before the SPC on September 4, 2023. On December 19, 2023, Lenovo filed a request to withdraw the proceedings, and on January 15, 2024, the Beijing IP Court granted Lenovo’s request.
Germany Proceedings
On March 25, 2022, March 28, 2022, and April 6, 2022, the Company and certain of its subsidiaries filed patent infringement claims in the Munich and Mannheim Regional Courts against Lenovo and certain of its affiliates, alleging infringement of European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684 relating to HEVC standards. The Company sought, among other relief, injunctive relief to prevent further infringement of the asserted patents. On September 21, 2023, the parties entered into a patent license agreement regarding the Company’s HEVC portfolio. On October 4, 2023, the Company filed motions to withdraw the litigations involving European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684; the litigations were withdrawn on October 9, 2023. On September 22, 2023, the Company filed a complaint with the Munich Regional Court against Lenovo and certain of its affiliates, alleging infringement of European Patent No. 2,127,420, relating to cellular 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. A hearing regarding European Patent No. 2,127,420 is scheduled for March 21, 2024.
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
On March 24, 2023, the parties agreed to stay all technical trials on the basis that European Patent No. 2,485,558 is valid and essential based on the result of Technical Trial A in the Lenovo UK proceedings. The FRAND trial to determine the royalties to be paid under the license with Oppo is scheduled to commence on March 1, 2024.
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
Germany Proceedings
On December 20, 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of European Patent Nos. 2,485,558; 2,127,420; and 2,421,318 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court held a hearing on March 2, 2023 regarding European Patent No. 2,127,420, and a second hearing was held on November 23, 2023. On December 21, 2023, the Munich Regional Court issued a decision finding infringement and issuing an injunction against Oppo. Oppo filed an appeal of this decision on January 22, 2024, which is pending. On March 10, 2023, the Munich Regional Court entered a stay of the proceedings regarding European Patent No. 2,485,558. On November 30, 2023, the Munich Regional Court entered a stay of proceedings regarding European Patent No. 2,421,318.
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

Spain Proceedings
On March 1, 2022, a subsidiary of the Company filed patent infringement claims in the Barcelona Commercial Courts against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates. The Company filed its amended complaint on April 25, 2022, alleging infringement of European Patent Nos. 3,355,537; 2,485,558; 2,421,318; and 2,557,715 relating to cellular 3G, 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. Oppo filed its reply, invalidity counterclaims, and defenses on July 31. 2023. The Company filed its response to Oppo’s counterclaims on December 20, 2023.
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
Tesla
On December 5, 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform.
Other
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2023, except as noted above.
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
As of December 31, 2023, we had unrecognized compensation cost related to share-based awards of $27.8 million, at current performance accrual rates. For time-based grants with graded vesting, we expect to amortize the associated unrecognized compensation cost using an accelerated method. For time-based grants that cliff vest, we expect to amortize the associated unrecognized compensation cost as of December 31, 2023, on a straight-line basis generally over the remaining vesting period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Human Capital Committee of the Board of Directors. Depending upon performance achievement against these goals, the number of shares that vest can be anywhere from 0 to 3 times the target number of shares.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2022	1,180	$53.36
Granted*	535	73.80
Forfeited	(197)	55.07
Vested	(410)	54.95
Balance at December 31, 2023	1,108	$62.34
* These numbers include fewer than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout.

During 2023, 2022 and 2021, we granted approximately 0.5 million, 0.7 million and 0.5 million RSUs under the Equity Plans, respectively, with weighted-average per share grant date fair values of $73.80, $55.15 and $68.44, respectively, assuming target payout for the performance-based awards. The total vest date fair value of the RSUs that vested in 2023, 2022 and 2021 was $31.0 million, $25.3 million and $22.6 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2023, 2022 and 2021 was $54.95, $67.29 and $62.44, respectively.
Other Equity Grants
We grant equity awards to non-management Board members and may grant equity awards to certain consultants.

Stock Options
The 2009 Plan allowed, and the 2017 Plan allows, for the granting of incentive and non-qualified stock options, as well as other securities. The administrator of the Equity Plans, the Human Capital Committee of the Board of Directors, determines the number of options to be granted, subject to certain limitations set forth in the 2017 Plan. We grant stock options to a limited number of the employee base annually as part of our long-term incentive programs, which have generally vested over three years. During the year ended December 31, 2018, performance-based options were granted for the first time. The number of performance-based options which vest, if at all, is anywhere from 0 to 3 times the target number of options subject to the attainment of performance goals measured either during or at the end of the performance period. Performance-based options typically have a vesting period between three and five years. Milestone performance options may vest at any time, upon achievement of the milestone goal, during the performance period, which is typically 5 years.
Under the terms of the Equity Plans, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the Equity Plans are generally exercisable for a period of between 7 to 10 years from the date of grant and may vest on the grant date, another specified date, over a period of time and/or dependent upon the attainment of specified performance goals. We also have less than 0.1 million options outstanding under a prior stock plan that do not expire.
The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant and which require considerable judgment. Expected volatility was based upon a combination of implied and historic volatilities. The weighted-average grant date fair value per option award granted during the years ended December 31, 2023, 2022 and 2021 was $24.41, $20.28, and $23.04, respectively, based upon the assumptions included in the table below:

	For the Year Ended December 31,
	2023	2022	2021
Expected term (in years)	7.5	8.0	7.7
Expected volatility	32.8%	36.3%	35.7%
Risk-free interest rate	3.6%	2.2%	1.3%
Dividend yield	1.9%	2.3%	1.9%
Information with respect to current year stock option activity is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2022	646	$60.08
Granted*	125	72.90
Forfeited	—	—
Exercised	(72)	17.38
Balance at December 31, 2023	699	$66.79
* Granted amounts include performance-based option awards at their maximum potential payout.
The weighted average remaining contractual life of our outstanding options was 8.6 years as of December 31, 2023. Options with an indefinite contractual life, which were granted between 1983 and 1986 under a prior stock plan, were assigned an original life in excess of 50 years for purposes of calculating the weighted average remaining contractual life. The majority of these options have an exercise price between $9.00 and $11.63.
The total intrinsic value of our outstanding options as of December 31, 2023 was $29.2 million. Of the 0.7 million outstanding options as of December 31, 2023, 0.3 million were exercisable with a weighted-average exercise price of $61.33. Options exercisable as of December 31, 2023, had total intrinsic value of $12.9 million and a weighted average remaining contractual life of 9.4 years. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.4 million, $0.3 million and $3.6 million, respectively. In 2023, we recorded cash received from the exercise of options of $1.3 million. Upon option exercise, we issued new shares of stock.

As of December 31, 2023, we had unrecognized compensation cost on our unvested stock options of $2.5 million, at current performance accrual rates. As of December 31, 2023 and 2022, we had approximately 0.7 million and 0.1 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $46.7 million and $1.1 million, respectively, if they had been fully exercised on those dates.
Defined Contribution Plans
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our 401(k) contribution expense was approximately $1.1 million, $1.2 million and $1.3 million for 2023, 2022 and 2021, respectively. Additionally, the company contributed $0.3 million, $0.2 million and $3.4 million in 2023, 2022 and 2021, respectively, to other defined contribution plans, including InterDigital’s Deferred Compensation Plan (“Deferred Plan”).
Under the Deferred Plan, eligible US employees may make tax-deferred contributions that cannot be made under the 401(k) Plan due to Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participant's applicable compensation. From time to time InterDigital makes discretionary company contributions to the Deferred Plan on behalf of a participant. The company contributed $0.1 million and $3.0 million to the Deferred Plan in 2023 and 2021, respectively. No such contributions were made in 2022.
14.    TAXES
Our domestic/foreign pre-tax income consists of the following components for 2023, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Pre-Tax Income by Jurisdiction
Domestic	$242,780	$129,072	$77,943
Foreign	(8,170)	(11,509)	(20,387)
Total	$234,610	$117,563	$57,556
Our income tax provision consists of the following components for 2023, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Current
Federal	$45,816	$657	$(291)
State	(229)	931	797
Foreign source withholding tax	12,444	5,754	22,415
	58,031	7,342	22,921
Deferred
Federal	(41,922)	(17,022)	(43,250)
State	615	527	792
Foreign	(9,759)	—	—
Foreign source withholding tax	16,592	34,655	34,905
	(34,474)	18,160	(7,553)
Total	$23,557	$25,502	$15,368

The deferred tax assets and liabilities were comprised of the following components at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Net operating losses	$112,634	$114,975
Deferred revenue, net	48,590	3,457
Capitalized research and development	21,213	9,423
Amortization and depreciation	21,101	19,608
Debt amortization	16,093	24,029
Other employee benefits	8,434	10,542
Share-based compensation	6,649	4,803
Lease liability	3,339	3,402
Tax credit carryforward	23	27,212
Other	—	2,504
Deferred tax asset	238,076	219,955
Less: valuation allowance	(104,830)	(122,218)
Net deferred tax asset	133,246	97,737

Right of use asset	(2,610)	(3,464)
Other	(1,697)	—
Deferred tax liability	(4,307)	(3,464)

Net deferred tax asset	$128,939	$94,273

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Non-deductible officers' compensation	1.4%	1.5%	8.4%
Other permanent differences	0.8%	1.2%	1.9%
State tax provision	0.2%	1.1%	2.6%
Non-creditable withholding taxes	0.1%	0.4%	4.4%
Foreign derived intangible income deduction	(7.1)%	(5.3)%	(14.7)%
Change in valuation allowance (b)	(2.2)%	2.4%	10.3%
Share-based compensation	(1.3)%	0.3%	(1.2)%
Effect of rates different than statutory	(0.8)%	(0.1)%	(2.2)%
Research and development tax credits	(0.6)%	(1.7)%	(1.3)%
Uncertain tax positions	(0.4)%	1.5%	5.5%
Amended return benefit (a)	—%	—%	(7.7)%
Other	(1.1)%	(0.6)%	—%
Total tax provision	10.0%	21.7%	27.0%
(a) In 2021, a net discrete benefit of was recorded that primarily related to an amendment of prior year returns to utilize a tax asset generated in the current year.
(b) In 2023, the Company recorded a partial release of the valuation allowance it has in France due to income projected driven by recently signed agreements.
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. Given the binary nature of our business, at this time we believe it is more likely than not that the majority of our state net operating losses and net operating losses in certain subsidiaries in France, as well as our non-wholly owned subsidiaries in the United States and United Kingdom will not be utilized; therefore we have maintained a near full valuation allowance against our state, French and United Kingdom net operating losses as of December 31, 2023. We also maintain a valuation allowance against certain temporary differences other than the net operating losses in these jurisdictions.
At December 31, 2023, we had $8.6 million in U.S net operating loss carryforwards, which can be indefinitely carried forward, as well as non-U.S. net operating loss carryforwards amounting to $120.7 million which can be indefinitely carried forward under French statutes. In addition, we had U.S. state net operating loss carryforwards of $1.5 billion, of which $63.0 million can be indefinitely carried forward, while the remaining $1.5 billion will expire in varying amounts from 2023 to 2042.
The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. On December 31, 2023, the Company does not have distributable earnings in foreign subsidiaries that would be subject to deferred taxes.
Uncertain Income Tax Positions
As of December 31, 2023, 2022 and 2021, we had $14.4 million, $16.1 million and $15.7 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2023, we reduced the reserve previously established for the amended returns by $0.7 million for the benefit available in the current year had it not been included on the amended returns and reduced the reserve previously recorded for foreign withholding taxes by $1.1 million due to favorable guidance from the taxing authorities in the United States.

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
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2023 through 2021 (in thousands):

	December 31,
	2023	2022	2021
Balance as of January 1	$16,052	$15,694	$3,803
Tax positions related to current year:
Additions	91	1,264	46
Tax positions related to prior years:
Additions	—	45	12,831
Reductions	(1,758)	(951)	(4)
Lapses in statues of limitations	—	—	(982)
Balance as of December 31	$14,385	$16,052	$15,694
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2006 to the present, with the exception of 2011 and 2012, are currently open and will not close until the respective statutes of limitations have expired. The 2014, 2015 and 2018-2020 Federal income tax returns are currently under audit by the IRS. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2026. The Company is subject to French corporate income tax on certain subsidiaries. The statute of limitations applicable to our open French returns will expire in 2026. Excluding the Korea Competent Authority Proceeding and the Finland Competent Authority Proceeding described in the section below, specific tax treaty procedures remain open for certain jurisdictions for 2014 to the present. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years. The total amount of state net operating losses is $1.5 billion.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2023, 2022 and 2021, we paid $12.0 million, $5.5 million and $21.7 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2014 and 2023, we paid approximately $138.1 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
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

	For the Year Ended December 31,
	2023	2022	2021
Net income applicable to common shareholders	$214,069	$93,693	$55,295
Weighted-average shares outstanding:
Basic	26,860	30,106	30,764
Dilutive effect of stock options, RSUs, convertible securities and warrants	1,242	379	489
Diluted	28,102	30,485	31,253
Earnings Per Share:
Basic	$7.97	$3.11	$1.80
Dilutive effect of stock options, RSUs, convertible securities and warrants	(0.35)	(0.04)	(0.03)
Diluted	$7.62	$3.07	$1.77
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for the years ended December 31, 2023, 2022 and 2021, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Restricted stock units and stock options	106	504	322
Warrants	7,488	6,444	4,921
Total	7,594	6,948	5,243
16.    EQUITY TRANSACTIONS
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300.0 million share repurchase program (the “Share Repurchase Program”). Subsequently our Board of Directors authorized five $100.0 million increases to the program, respectively, and an additional $333.0 million in December 2022 and an additional $235.0 million in December 2023, bringing the total amount of the Share Repurchase Program to approximately $1.4 billion. The Company may repurchase shares under the Share Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.

The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the Share Repurchase Program (in thousands). As of December 31, 2023, there was approximately $296.3 million remaining under the Share Repurchase Program authorization.

	Share Repurchase Program
	# of Shares	Value
2023	4,411	$339,704
2022	1,224	74,445
2021	458	30,000
2020	6	349
2019	2,962	196,269
2018	1,478	110,505
2017	107	7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	17,340	$1,072,685
In 2023, we commenced a modified “Dutch auction” tender offer (the “Tender Offer”), which resulted in the repurchase of 2.7 million shares of our common stock at a price of $72.98 per share, for an aggregate cost of $199.9 million, excluding fees, expenses and excise tax relating to the Tender Offer.
Dividends
Cash dividends on outstanding common stock declared in 2023 and 2022 were as follows (in thousands, except per share data):

2023	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.35	$9,449	$9,449
Second quarter	0.35	9,273	18,722
Third quarter	0.40	10,348	29,070
Fourth quarter	0.40	10,226	39,296
	$1.50	$39,296

2022
First quarter	$0.35	$10,803	$10,803
Second quarter	0.35	10,380	21,183
Third quarter	0.35	10,382	31,565
Fourth quarter	0.35	10,384	41,949
	$1.40	$41,949
We announced an increase to the quarterly cash dividend from $0.35 to $0.40 per share, beginning with the dividend paid in fourth quarter 2023. We currently expect to continue to pay comparable dividends in the future; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.

17.     LEASES
The Company enters into operating leases primarily for real estate to support research and development ("R&D") sites and general office space in North America, with additional locations in Europe, China, and Canada. The Company does not currently have any finance leases. Certain of our leases include options to extend the lease at our discretion at the end of the lease term, or terminate the lease early subject to certain conditions and penalties. We do not include any renewal options in our lease terms for calculating our lease liabilities, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and, as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available on the lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2023 and 2022 (in thousands):

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets, net	Other non-current assets, net	$15,746	$18,034
Total Lease Assets		15,746	18,034

Liabilities
Operating lease liabilities - Current	Other accrued expenses	2,879	3,167
Operating lease liabilities - Noncurrent	Other long-term liabilities	17,385	19,923
Total Lease Liabilities		$20,264	$23,090
The components of lease costs which were included within operating expenses in our consolidated statement of income were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Operating lease cost	$3,821	$6,243	$5,188
Short-term lease cost	388	343	442
Variable lease cost	1,316	1,522	1,625
For the years ended December 31, 2023 and 2022, sublease income was insignificant. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2023 and 2022 was $4.4 million and $5.2 million, respectively, and was included in net cash provided by operating activities in our consolidated statement of cash flows. As of December 31, 2023, the weighted average remaining operating lease term was 6.1 years and the weighted average discount rate used to determine the operating lease liabilities was 6.2%. As of December 31, 2023, we have entered into one lease that has not yet commenced, with commencement expected in first quarter 2024.

The maturities of our operating lease liabilities as of December 31, 2023, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities
2024	$4,027
2025	4,189
2026	4,005
2027	3,868
2028	3,290
Thereafter	4,938
Total lease payments	24,317
Less: Imputed interest	(4,053)
Present value of lease liabilities	$20,264

18.    OTHER INCOME (EXPENSE), NET
The amounts included in "Other income (expense), net" in the consolidated statements of income for the year ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest and investment income	$46,628	$14,452	$1,690
Loss on extinguishment of long-term debt	—	(11,190)	—
Other	11,184	(6,719)	9,885
Other income (expense), net	$57,812	$(3,457)	$11,575
Interest and investment income increased to $46.6 million for the year ended December 31, 2023 primarily due to increased short-term investments made by the Company and market conditions driving higher yields on our short-term investments, as compared to both the years ended December 31, 2022 and 2021. Refer to Note 10, "Obligations," for further information on the $11.2 million loss on extinguishment of long-term debt recognized during the year ended December 31, 2022.
The change in Other was primarily due to fair value adjustments of our investments and pension obligation resulting in $12.1 million and $11.4 million of net gains in 2023 and 2021, respectively, and $2.4 million of net losses in 2022. Additionally, the change in Other was driven by foreign currency translation a net gain arising from euro translation of our foreign subsidiaries of $1.0 million in 2023, compared to net losses of $3.9 million and $3.0 million in 2022 and 2021, respectively.
19.    VARIABLE INTEREST ENTITIES
As further discussed below, we were the primary beneficiary of three variable interest entities, of which two ceased operations in 2021 and one was deconsolidated during 2023. As of December 31, 2023, there were no combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet. As of December 31, 2022, the combined book values of the assets and liabilities associated with these variable interest entities included in our consolidated balance sheet were $17.5 million and $1.8 million, respectively. Assets included $4.4 million of cash and cash equivalents, $4.0 million of accounts receivable and prepaid assets, and $9.1 million of patents, net.
Convida Wireless
Convida Wireless was launched in 2013 and most recently renewed in 2021 to combine Sony's consumer electronics expertise with our pioneering IoT expertise to drive IoT communications and connectivity. Based on the terms of the agreement, the parties will contribute funding and resources for additional research and platform development, which we performed.

Convida Wireless is a variable interest entity. Based on our provision of research and platform development services to Convida Wireless, we determined that we were the primary beneficiary for accounting purposes and consolidated Convida Wireless through September 30, 2023. In October 2023, Convida Wireless appointed a President and Chief Licensing Officer who is responsible for directing the operating activities of Convida, including research and platform development services. Accordingly, we deconsolidated Convida Wireless during fourth quarter 2023.
For the years ended December 31, 2023, 2022 and 2021, we have allocated $3.0 million, $1.6 million and $10.8 million, respectively, of Convida Wireless' net loss to noncontrolling interests held by other parties. During 2021, we recognized a $13.2 million impairment on the patents within the Convida portfolio, resulting from our restructuring activities as described in Note 20, "Restructuring Activities", which is included within “Restructuring activities” expenses in the consolidated statement of income.
Chordant
On January 31, 2019, we launched the Company’s Chordant™ business as a standalone company. Chordant is a variable interest entity and we have determined that we were the primary beneficiary for accounting purposes and consolidated Chordant. For the year ended 2021, we allocated approximately $2.3 million of Chordant's net loss to noncontrolling interests held by other parties. Chordant ceased operations in 2021.
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
On June 10, 2021, the Company announced that, as a result of a strategic review of its research and innovation priorities, it commenced the process of a collective economic layoff in which it proposed a reduction in force of its research and innovation unit. All notices of termination have been issued to the impacted employees. This action resulted in a reduction of employees under the benefit plans, and as a result the Company recognized a $2.3 million curtailment gain during 2021. This curtailment gain was included within "Other income (expense), net" in the consolidated statement of income.
During June 2021, Chordant began the process of ceasing operations. The Company implemented a reduction in workforce action in second quarter 2021.
Additionally, in June 2021, a non-controlled subsidiary that we consolidate for financial statement purposes approved a plan to sell certain patents. The proceeds from the sale of these patents contributed to funding Convida's operations. These assets were evaluated as a separate asset group and reclassified as assets held for sale. Upon the reclassification, the patents to be sold are recorded at fair value, which resulted in the Company recognizing a $13.2 million impairment in 2021. We determined the fair value based upon evaluation of market conditions.
In October 2021, we expanded our restructuring efforts to include general and administrative functions largely centered in the U.S., which resulted in a further reduction in force as well as cuts to our non-labor expenses. These employees were provided notification of termination during fourth quarter 2021.
As part of the Company’s ongoing evaluation of its flexible work policy and the impact of returning to the office, the Company evaluated its current office space footprint and its expected needs going forward. As the result of this evaluation, during 2022, we recognized a $2.4 million impairment, comprised of $0.4 million of property and equipment and $2.0 million of right of use assets, related to the abandonment of portions of three of our leased properties, which was included within “Restructuring activities” in the consolidated statement of income.
The restructuring charges associated with the above activities totaling $3.3 million and $27.9 million in 2022 and 2021, respectively, are presented net of any reimbursement arrangements and include $0.5 million and $1.7 million, respectively, of outside services and other associated costs related to non-recurring consultant and legal fees.
During 2023, we did not recognize any restructuring expenses and the Company considers the plan to be complete. We do not anticipate further restructuring charges.

As of December 31, 2023 and 2022, the Company's restructuring liability was $0.1 million and $4.5 million and was included in "Other accrued expenses" on our consolidated balance sheet. The following table presents the change in our restructuring liability during the period (in thousands):

Balance as of December 31, 2021	$18,281
Accrual	852
Cash payments	(13,761)
Other	(877)
Balance as of December 31, 2022	4,495
Accrual	—
Cash payments	(4,475)
Other	112
Balance as of December 31, 2023	$132
The restructuring expenses included in "Restructuring activities" in the consolidated statements of income for the years ending December 31, 2023, 2022, and 2021 were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Asset impairment	$—	$2,427	$13,228
Severance and other benefits	—	305	22,616
Outside services and other associated costs	—	548	1,671
Reimbursement arrangements	—	—	(9,638)
Total	$—	$3,280	$27,877
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION.
During fourth quarter 2023, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Name		Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
	Title			Rule 10b5-1	Non-Rule 10b5-1
Richard J. Brezski	Chief Financial Officer	Adopt	November 22, 2023	X		11,302	November 29, 2024

Item 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Delinquent Section 16(a) Reports," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2024 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").
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
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2023 valuation allowance for deferred tax assets	$122,217	$(7,628)	(a)	$(9,759)	$104,830
2022 valuation allowance for deferred tax assets	$151,522	$(29,305)	(b)	$—	$122,217
2021 valuation allowance for deferred tax assets	$144,367	$7,155	(c)	$—	$151,522
2023 reserve for uncollectible accounts	$—	$—		$—	$—
2022 reserve for uncollectible accounts	$322	$—		$(322)	$—
2021 reserve for uncollectible accounts	$—	$322		$—	$322

(a)The decrease was primarily related to the decrease in Pennsylvania state tax rate. There was a partial release of valuation allowance against deferred tax assets in France due to higher projected income resulting from recently signed agreements.
(b)The decrease was primarily related to the decrease in Pennsylvania state tax rate.
(c)The increase was primarily necessary to maintain a full, or near full, valuation allowance against our state deferred tax assets and deferred tax assets for certain subsidiaries in France as well as a non-wholly owned subsidiary in the United States and the United Kingdom.
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

†*10.25	2017 Equity Incentive Plan, Form of Agreement for Stock Option Awards (revised October 2018) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).
†*10.26	InterDigital Inc. Executive Severance and Change in Control Policy (Exhibit 10.6 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).
10.27	Amended Compensation Program for Non-Management Directors
10.28	Amended and Restated Stock Ownership Guidelines for Directors and Executive Officers
10.29	Amended and Restated Deferred Compensation Plan
Employment-Related Agreements
†10.30	Form of Indemnity Agreement between InterDigital and certain of its directors and executive officers (Exhibit 10.27 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2021).
†*#10.31	Executive Agreement between InterDigital International, LLC and Eeva Hakoranta, dated June 2, 2020 (Exhibit 10.28 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2021).
†*10.32	Offer Letter Between InterDigital and Liren Chen dated March 13, 2021 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q filed on May 6, 2021).
†*10.33
Retirement & Transition Agreement and Release, dated March 16, 2021, by and between InterDigital and William J. Merritt, (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q filed on May 6, 2021).

†*10.34
Retirement & Transition Agreement and Release, dated October 19, 2021, by and between InterDigital and Richard L. Gulino (Exhibit 10.31 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2021).

†*#10.35	Offer Letter between InterDigital, Inc. and Rajesh Pankaj dated June 16, 2022 (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q filed on August 4, 2022).
Other Material Contracts
*10.36	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K filed on June 3, 2019).
*10.37	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital's Current Report on Form 8-K filed on June 3, 2019).
*10.38	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K filed on May 27, 2022).
*10.39	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital's Current Report on Form 8-K filed on May 27, 2022).
*10.40	Form of Unwind Agreement (Exhibit 10.4 to InterDigital's Form 8-K filed on May 27, 2022).
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
97	Amended and Restated Clawback Policy
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

Item 16.        FORM 10-K SUMMARY.

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                INTERDIGITAL, INC.

Date: February 15, 2024	By:	/s/ Liren Chen
Liren Chen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2024	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 15, 2024	/s/ Derek Aberle
Derek Aberle, Director

Date: February 15, 2024	/s/ Samir Armaly
Samir Armaly, Director

Date: February 15, 2024	/s/ Joan H. Gillman
Joan H. Gillman, Director

Date: February 15, 2024	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 15, 2024	/s/ Pierre-Yves Lesaicherre
Pierre-Yves Lesaicherre, Director

Date: February 15, 2024	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 15, 2024	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 15, 2024	/s/ Liren Chen
Liren Chen, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2024	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)