Form 10-Q
period 2024-03-31
InterDigital, Inc.
filed 2024-05-02
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,235,496
Title of Class	Outstanding at April 30, 2024

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	MARCH 31, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$440,242	$437,076
Short-term investments	544,393	569,280
Accounts receivable	145,629	117,292
Prepaid and other current assets	85,172	43,976
Total current assets	1,215,436	1,167,624
Property and equipment, net	11,084	11,566
Patents, net	307,132	313,001
Deferred tax assets	117,309	128,967
Other non-current assets, net	156,060	149,656
Total assets	$1,807,021	$1,770,814
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$579,369	$578,752
Accounts payable	12,726	7,846
Accrued compensation and related expenses	23,437	32,665
Deferred revenue	155,966	153,597
Dividends payable	10,155	10,226
Other accrued expenses	122,166	98,042
Total current liabilities	903,819	881,128
Long-term debt	28,029	29,019
Long-term deferred revenue	193,955	223,866
Other long-term liabilities	56,927	55,252
Total liabilities	1,182,730	1,189,265
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 69,638 and 69,507 shares issued and 25,434 and 25,580 shares outstanding	696	694
Additional paid-in capital	744,073	742,981
Retained earnings	1,533,232	1,462,070
Accumulated other comprehensive loss	(1,142)	(647)
Treasury stock, 44,204 and 43,927 shares of common stock held at cost	(1,652,568)	(1,623,549)
Total shareholders' equity	624,291	581,549
Total liabilities and shareholders' equity	$1,807,021	$1,770,814
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$263,542	$202,373
Operating expenses:
Research and portfolio development	49,375	49,429
Licensing	96,589	21,368
General and administrative	13,840	12,315
Total operating expenses	159,804	83,112

Income from operations	103,738	119,261

Interest expense	(11,922)	(12,087)
Other income, net	9,247	13,191
Income before income taxes	101,063	120,365
Income tax provision	(19,411)	(16,845)
Net income	$81,652	$103,520
Net loss attributable to noncontrolling interest	—	(1,739)
Net income attributable to InterDigital, Inc.	$81,652	$105,259
Net income per common share — Basic	$3.20	$3.66
Weighted average number of common shares outstanding — Basic	25,510	28,780
Net income per common share — Diluted	$2.88	$3.58
Weighted average number of common shares outstanding — Diluted	28,341	29,372
Cash dividends declared per common share	$0.40	$0.35

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$81,652	$103,520
Unrealized (loss) gain on investments, net of tax	(495)	579
Comprehensive income	$81,157	$104,099
Comprehensive loss attributable to noncontrolling interest	—	(1,739)
Total comprehensive income attributable to InterDigital, Inc.	$81,157	$105,838
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	105,259	—	—	—	—	105,259
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,739)	(1,739)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized loss on short-term investments	—	—	—	—	579	—	—	—	579
Dividends declared ($0.35 per share)	—	—	259	(9,708)	—	—	—	—	(9,449)
Exercise of common stock options	13	—	687	—	—	—	—	—	687
Issuance of common stock, net	132	1	(6,709)	—	—	—	—	—	(6,708)
Share-based compensation	—	—	7,790	—	—	—	—	—	7,790
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	—	—	—	(203,381)
Balance, March 31, 2023	69,329	$693	$719,129	$1,384,243	$(337)	42,255	$(1,484,056)	$5,629	$625,301

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$—	$581,549
Net income attributable to InterDigital, Inc.	—	—	—	81,652	—	—	—	—	81,652
Net change in unrealized loss on short-term investments	—	—	—	—	(495)	—	—	—	(495)
Dividends declared ($0.40 per share)	—	—	343	(10,490)	—	—	—	—	(10,147)
Issuance of common stock, net	131	2	(8,637)	—	—	—	—	—	(8,635)
Share-based compensation	—	—	9,386	—	—	—	—	—	9,386
Repurchase of common stock	—	—	—	—	—	277	(29,019)	—	(29,019)
Balance, March 31, 2024	69,638	$696	$744,073	$1,533,232	$(1,142)	44,204	$(1,652,568)	$—	$624,291
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$81,652	$103,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,240	19,526
Non-cash interest income, net	(3,661)	(3,434)
Non-cash change in investments	1,247	(158)
Change in deferred revenue	(27,542)	(42,766)
Deferred income taxes	11,789	12,471
Share-based compensation	9,386	7,790
Other	—	2,567
(Increase) in assets:
Receivables	(28,337)	(90,856)
Deferred charges and other assets	(27,577)	(31,091)
Increase (decrease) in liabilities:
Accounts payable	3,522	(2,807)
Accrued compensation and other expenses	13,054	(2,614)
Net cash provided by (used in) operating activities	50,773	(27,852)
Cash flows from investing activities:
Purchases of short-term investments	(167,086)	(309,393)
Sales of short-term investments	191,702	303,411
Purchases of property and equipment	(444)	(1,209)
Capitalized patent costs	(8,973)	(7,272)
Long-term investments	1,576	—
Net cash provided by (used in) investing activities	16,775	(14,463)
Cash flows from financing activities:
Payments on long-term debt	(1,590)	—
Payments of debt issuance costs	—	(100)
Repurchase of common stock	(28,868)	(203,381)
Net proceeds from exercise of stock options	—	687
Non-controlling interest contribution	—	1,750
Taxes withheld upon restricted stock unit vestings	(8,635)	(6,708)
Dividends paid	(10,226)	(10,384)
Net cash used in financing activities	(49,319)	(218,136)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,229	(260,451)
Cash, cash equivalents and restricted cash, beginning of period	442,961	703,161
Cash, cash equivalents and restricted cash, end of period	$461,190	$442,710
Refer to Note 1, "Basis of Presentation," for additional supplemental cash flow information. Additionally, refer to Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments" for a reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets.
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2024, the results of our operations for the three months ended March 31, 2024 and 2023 and our cash flows for the three months ended March 31, 2024 and 2023. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024. Definitions of capitalized terms not defined herein appear within our 2023 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2023 Form 10-K, except as indicated below in "New Accounting Guidance".
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
Supplemental cash flow information:	2024	2023
Income taxes paid, including foreign withholding taxes	$9,335	$4,942
Non-cash investing and financing activities:
Dividend payable	10,155	9,449
Right-of-use assets obtained in exchange of operating lease liabilities	2,189	—
Accrued capitalized patent costs and property and equipment purchases	(1,358)	(1,274)
New Accounting Guidance
Accounting Standards Update: Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

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
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$74,029	$87,431	$(13,402)	(15)%
CE, IoT/Auto	22,116	14,086	8,030	57%
Other	719	56	663	1,184%
Total recurring revenues	96,864	101,573	(4,709)	(5)%
Catch-up revenues [a]	166,678	100,800	65,878	65%
Total revenues	$263,542	$202,373	$61,169	30%

(a)    Catch-up revenues are comprised of past patent royalties and revenues from static fixed-fee agreements.
During the three months ended March 31, 2024, we recognized $49.9 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2024, we had contract assets of $120.4 million included within "Accounts receivable" in the condensed consolidated balance sheet. As of December 31, 2023, we had contract assets of $94.6 million included within "Accounts receivable" in the condensed consolidated balance sheet.
Contracted Revenue
Based on contracts signed and committed as of March 31, 2024, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2024	$252,057
2025	323,620
2026	230,456
2027	227,858
2028	215,821
Thereafter	265,882
Total Revenue	$1,515,694
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

3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of March 31, 2024, December 31, 2023 and March 31, 2023 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Cash and cash equivalents	$440,242	$437,076	$430,625
Restricted cash included within prepaid and other current assets	20,948	5,885	12,085
Total cash, cash equivalents and restricted cash	$461,190	$442,961	$442,710
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Four licensees comprised 85% and 84% of our accounts receivable balance, as of March 31, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$435,695	$—	$—	$435,695
Commercial paper (b)	—	136,406	—	136,406
U.S. government securities (c)	—	251,166	—	251,166
Corporate bonds, asset backed and other securities (d)	—	182,316	—	182,316
Total	$435,695	$569,888	$—	$1,005,583

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$430,707	$—	$—	$430,707
Commercial paper (b)	—	174,991	—	174,991
U.S. government securities (c)	—	256,850	—	256,850
Corporate bonds, asset backed and other securities (d)	—	149,693	—	149,693
Total	$430,707	$581,534	$—	$1,012,241
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of March 31, 2024 and December 31, 2023, $5.8 million and $5.7 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of March 31, 2024 and December 31, 2023, $11.8 million and $0.0 million of U.S. government securities was included within cash and cash equivalents, respectively.
(d)As of March 31, 2024 and December 31, 2023, $7.9 million and $6.5 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Non-Recurring Fair Value Measurements
Patents
During first quarter 2023, we incurred a one-time impairment of $2.5 million on our patents held for sale. We determined the fair value based upon evaluation of market conditions.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of March 31, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	March 31, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$453,295	$658,030	$460,000	$452,830	$677,230
2024 Senior Convertible Long-Term Debt	$126,174	$126,074	$165,364	$126,174	$125,922	$171,130

Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of March 31, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$28,029	$28,300	$29,019	$28,859
4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Prepaid assets	$32,792	$9,353
Tax receivables	21,959	19,835
Restricted cash	20,948	5,885
Other current assets	9,473	8,903
Total Prepaid and other current assets	$85,172	$43,976
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Tax receivables	$79,251	$76,740
Long-term investments	33,481	31,895
Goodwill	22,421	22,421
Right-of-use assets	17,328	15,746
Other non-current assets	3,579	2,854
Total Other non-current assets, net	$156,060	$149,656
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Customer deposit	$76,100	$76,100
Accrued legal fees	16,541	10,338
Other accrued expenses	29,525	11,604
Total Other accrued expenses	$122,166	$98,042
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Deferred compensation liabilities	$18,967	$18,413
Operating lease liabilities	18,547	17,385
Other long-term liabilities	19,413	19,454
Total Other long-term liabilities	$56,927	$55,252

5. OBLIGATIONS
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
The 2027 Notes will be convertible into cash up to the aggregate principal amount of the notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). From the period January 1, 2024 through June 30, 2024, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The 2027 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with any of the Company’s current and any future senior unsecured indebtedness, including its 2.00% Senior Convertible Notes due 2024 (the “2024 Notes” and together with the 2027 Notes, the "Convertible Notes"). The 2027 Notes are effectively subordinated to all of the Company’s future secured indebtedness, if any, to the extent of the value of the related collateral, and the 2027 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries.
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions, whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock. As of March 31, 2024, the warrants under the 2027 Warrant Transactions had a weighted average strike price of $106.31 per share, subject to adjustment.
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
Commencing on March 1, 2024, the 2024 Notes became convertible at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. The 2024 Notes are convertible into cash and shares of our common stock, with a specified dollar amount of $1,000 per $1,000 principal amount of 2024 Notes and any remaining amounts in shares of our common stock, at an initial conversion rate of 12.3018 shares of our common stock per $1,000 principal amount of 2024 Notes (which is equivalent to an initial conversion price of approximately $81.29 per share).
The 2024 Notes are senior unsecured obligations of the Company and rank equally in right of payment with any of our current and any future senior unsecured indebtedness. The 2024 Notes are effectively subordinated to all of our future secured indebtedness, if any, to the extent of the value of the related collateral, and the 2024 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of our subsidiaries.
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

During second quarter 2022, we repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. As a result of the partial repurchase of the 2024 Notes, $126.2 million in aggregate principal amount of the 2024 Notes remained outstanding as of March 31, 2024. Additionally, in connection with the partial repurchase of the 2024 Notes, the Company entered into partial unwind agreements that amend the terms of the 2024 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2024 Warrant Transactions. As a result of the partial unwind transactions, approximately 1.6 million shares of common stock in the aggregate were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions as of March 31, 2024. As of March 31, 2024, the warrants under the 2024 Warrant Transactions had a strike price of approximately $109.43 per share, as adjusted.
The following table reflects the carrying value of our Convertible Notes long-term debt as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	126,174	126,174
Less: Deferred financing costs	(6,805)	(7,422)
Net carrying amount of the Convertible Notes	579,369	578,752
Less: Current portion of long-term debt	(579,369)	(578,752)
Long-term net carrying amount of the Convertible Notes	$—	$—
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three months ended March 31, 2024 and 2023 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	For the Three Months Ended March 31,
	2024			2023
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$631	$4,656	$4,025	$631	$4,656
Amortization of deferred financing costs	465	151	616	431	142	573
Total	$4,490	$782	$5,272	$4,456	$773	$5,229

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2024 and December 31, 2023 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2024 and 2023, we recognized $0.6 million and $0.3 million of interest expense related to this debt. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly. We made a $1.6 million payment to CPPIB Credit during the three months ended March 31, 2024.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of March 31, 2024, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
6. LITIGATION AND LEGAL PROCEEDINGS
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
On July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo appealed this decision, and on January 19, 2023, the UK Court of Appeal upheld the UK High Court’s findings that Lenovo is infringing on InterDigital’s valid and essential patent. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. The Company appealed this decision as legally erroneous, and on February 9, 2023, the UK Court of Appeal allowed the appeal, finding that Lenovo is infringing on InterDigital’s valid and essential patent. On January 31, 2023, the UK High Court issued its decision regarding the third technical trial finding European Patent (UK) No. 2,421,318 valid, essential, and infringed. On March 7, 2023, the UK High Court issued an order staying all deadlines with respect to the fourth and fifth technical trials. On March 16, 2023, the UK High Court issued its order regarding judgment in the trial to determine how much Lenovo must pay for a license to the Company’s portfolio of cellular assets, awarding the Company a lump sum of $138.7 million for such license through December 31, 2023. On June 27, 2023, the court issued an order awarding the Company an additional $46.2 million, thus increasing the total award to $184.9 million, which was paid on July 11, 2023. The court also found that the Company should pay a portion of Lenovo’s costs and granted both parties permission to appeal on certain grounds. Both parties filed Appellant’s Notices and the appeals were docketed on July 31, 2023. On September 19, 2023, the Court of Appeal granted the Company permission to appeal on all its requested grounds. The appeal is scheduled to be heard on June 10, 2024.

On September 24, 2023, Lenovo filed a new claim in the UK High Court against the Company. The claim alleges invalidity of two of the Company’s patents relating to 4G/LTE standards: European Patent (UK) Nos. 2,557,714 and 2,557,715. Lenovo sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, and a declaration that, upon expiration of the current license in 2023, Lenovo is licensed under terms to be determined by the UK High Court through 2028 or, in the alternative, a determination of the terms of a FRAND license. On October 19, 2023, Lenovo filed a request for an order that the Company indicate whether it is prepared to give an unconditional undertaking to enter into a global license on terms set by the UK Court, or failing that, a declaration that the Defendants are unwilling licensors; a hearing was held on December 12, 2023 where Lenovo agreed to stay its application. On November 22, 2023, the Company filed a jurisdiction challenge. A hearing on the jurisdiction challenge took place on April 24-25, 2024, and on April 25, 2024 the jurisdiction challenge was denied. On November 28, 2023, Lenovo filed an application seeking an expedited FRAND trial and an interim license until a FRAND decision is issued in the UK. A hearing on the interim license was held on February 26-27, 2024; on March 21, 2024 the UK High Court denied Lenovo’s request for the interim license. A hearing on Lenovo’s request for an expedited FRAND trial will be scheduled now that the interim license and jurisdiction challenge issues are resolved.
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

International Trade Commission and Companion District Court Proceedings
On September 1, 2023, the Company and certain of its subsidiaries filed a complaint in the United States International Trade Commission (the "International Trade Commission") against Lenovo Group Ltd. and certain of its subsidiaries alleging that Lenovo infringes five of the Company’s U.S. patents (U.S. Patent Nos. 10,250,877, 8,674,859, 9,674,556, 9,173,054, and 8,737,933) by making, using, offering for sale, and/or selling certain electronic devices, including smartphones, computers, tablet computers, and components thereof that infringe certain claims of the asserted patents. As relief, the Company is seeking: (a) a limited exclusion order against Lenovo barring from entry into the United States all of Lenovo’s products that infringe the asserted patents; (b) cease and desist orders prohibiting Lenovo from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products; and (c) a bond during the 60-day Presidential review period. On October 5, 2023, the International Trade Commission instituted the requested investigation. The hearing is scheduled for August 14-20, 2024. The Initial Determination is expected to be issued by January 13, 2025, and the Final Determination is expected to be issued by May 13, 2025.
On September 1, 2023, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the Eastern District of North Carolina (the "North Carolina District Court") against Lenovo Group Ltd. and certain of its subsidiaries alleging that Lenovo infringes five of the Company’s U.S. patents (U.S. Patent Nos. 10,250,877, 8,674,859, 9,674,556, 9,173,054, and 8,737,933) by making, using, offering for sale, and/or selling Lenovo smartphones, computers (including both laptop and desktop), and tablet computers that utilize the Company’s patented technology. As relief, the Company is seeking: (a) a finding that Lenovo is liable for infringement of the asserted patents; (b) an injunction against further infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) costs. Lenovo filed its answer and counterclaims and motion to dismiss a portion of the complaint on October 10, 2023, which remains pending. On October 31, 2023, the Company filed its answer to Lenovo’s counterclaims, an amended complaint, as well as a motion to dismiss certain of Lenovo’s counterclaims, which was denied on March 25, 2024. On February 23, 2024, Lenovo filed a Motion for Judgment on the Pleadings, alleging three of the asserted patents are invalid; that motion is pending.
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
Germany Proceedings
On March 25, 2022, March 28, 2022, and April 6, 2022, the Company and certain of its subsidiaries filed patent infringement claims in the Munich and Mannheim Regional Courts against Lenovo and certain of its affiliates, alleging infringement of European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684 relating to HEVC standards. The Company sought, among other relief, injunctive relief to prevent further infringement of the asserted patents. On September 21, 2023, the parties entered into a patent license agreement regarding the Company’s HEVC portfolio. On October 4, 2023, the Company filed motions to withdraw the litigations involving European Patent Nos. 2,449,782; 2,452,498; 3,624,447 and 3,267,684; the litigations were withdrawn on October 9, 2023. On September 22, 2023, the Company filed a complaint with the Munich Regional Court against Lenovo and certain of its affiliates, alleging infringement of European Patent No. 2,127,420, relating to cellular 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. A hearing regarding European Patent No. 2,127,420 was held on April 18, 2024; judgment is expected on or around May 2, 2024.

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
On March 24, 2023, the parties agreed to stay all technical trials on the basis that European Patent No. 2,485,558 is valid and essential based on the result of Technical Trial A in the Lenovo UK proceedings. The FRAND trial to determine the royalties to be paid under the license with Oppo was held from March 1 - April 16, 2024; judgment is pending.
India Proceedings
On December 20, 2021 and December 22, 2021, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court in New Delhi, India against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme Mobile Telecommunication (India) Private Limited, alleging infringement of Indian Patent Nos. 262910, 295912, 313036, 320182, 319673, 242248, 299448, and 308108 relating to cellular 3G, 4G/LTE, and/or 5G, and HEVC standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. On February 21, 2024, the Delhi High Court granted the Company’s application for pro tem security. Oppo appealed the judgment on March 13, 2024, and the appeal is pending.
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

Tesla
On December 5, 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. On March 8, 2024, the Company filed a jurisdiction challenge; a hearing on the jurisdiction challenge is scheduled to begin on May 20, 2024.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2024, except as noted above.
7. INCOME TAXES
In the three months ended March 31, 2024 and 2023, the Company had an estimated effective tax rate of 19.2% and 14.0%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in French revenue. The effective tax rate in the period ending March 31, 2023, was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the three months ended March 31, 2023 would have been 13.8% respectively. During both the three months ended March 31, 2024 and 2023, the Company recorded discrete net benefits of $1.7 million and $1.0 million, respectively, primarily related to share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the three months ended March 31, 2024 and 2023, the Company paid approximately $9.3 million and $4.4 million, respectively, in foreign source creditable withholding tax.

8. NET INCOME PER SHARE
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

	For the Three Months Ended March 31,
	2024	2023
Net income applicable to InterDigital, Inc.	$81,652	$105,259
Weighted-average shares outstanding:
Basic	25,510	28,780
Dilutive effect of stock options, RSUs, and warrants	889	592
Dilutive effect of convertible securities	1,942	—
Diluted	28,341	29,372
Earnings per share:
Basic	$3.20	$3.66
Dilutive effect of stock options, RSUs, and warrants	(0.10)	(0.08)
Dilutive effect of convertible securities	(0.22)	—
Diluted	$2.88	$3.58

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

	For the Three Months Ended March 31,
	2024	2023
Restricted stock units and stock options	—	420
Warrants	7,488	7,488
Total	7,488	7,908
Convertible Notes and Warrants
Refer to Note 5, "Obligations," for information about the Company's convertible notes and warrants and related conversion and strike prices. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, or above the strike price of the Company's outstanding warrants, the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.

9. OPERATING INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest and investment income	$11,778	$11,680
Other	(2,531)	1,511
Other income, net	$9,247	$13,191
The change in Other income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $2.4 million in first quarter 2024, compared to a $0.7 million net gain in first quarter 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2023 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “recurring revenues” and “catch-up revenues.” For variable and dynamic fixed-fee license agreements, “catch-up revenues” primarily represents revenue associated with reporting periods prior to the execution of the license agreement, while “recurring revenue” represents revenue associated with reporting periods beginning with the execution of the license agreement. For static fixed-fee license agreements, we typically classify the associated revenue as catch-up revenues.
Samsung TV Agreement
In January 2024, we signed a patent license agreement with Samsung Electronics (the "Samsung TV agreement"). The agreement licenses Samsung’s digital TVs and computer display monitors under InterDigital's joint licensing program with Sony and includes licenses to key technologies including ATSC 3.0, as well as licenses under InterDigital’s patents including HEVC, VVC and Wi-Fi.
Return of Capital to Shareholders
During the first quarter 2024, we returned $39.2 million to shareholders, including $10.2 million, or $0.40 per share, of cash dividends declared and $29.0 million through the repurchase of 0.3 million shares of common stock.
During the period April 1, 2024 to April 30, 2024, we repurchased an additional 0.2 million shares for $21.1 million, bringing the year to date total to approximately 0.5 million shares of common stock repurchased. As of April 30, 2024, there was $246.3 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item II - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash & Short-term Investments
As of March 31, 2024, we had $1.0 billion of cash, restricted cash and short-term investments and an additional $1.2 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the wireless patent license agreement with Samsung.
87% of our recurring revenue comes from fixed-fee royalties. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three months ended March 31, 2024 and 2023, including the resulting operating cash flow (in thousands):

	For the Three Months Ended March 31,
Cash vs. Non-cash revenue:	2024	2023
Fixed fee cash receipts (a)	$190,133	$24,669
Other cash receipts (b)	10,177	19,972
Change in deferred revenue	27,542	42,766
Change in receivables	28,337	90,856
Other	7,353	24,110
Total Revenue	$263,542	$202,373
Net cash provided by (used in) operating activities	$50,773	$(27,852)
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up royalties
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenues.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of March 31, 2024 (in thousands):

Deferred Revenue
Remainder of 2024	$122,762
2025	131,858
2026	79,234
2027	12,450
2028	1,141
Thereafter	2,476
Total Revenue	$349,921
Revenue
Total revenues of $263.5 million, which includes both recurring and catch-up revenues, increased 30% compared to first quarter 2023 primarily due to catch-up revenues from the Samsung TV agreement recognized in first quarter 2024. First quarter 2024 recurring revenues were $96.9 million, compared to recurring revenues of $101.6 million in first quarter 2023, a 5% year-over-year decrease. In first quarter 2024, revenues (in descending order) from Samsung and Apple each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --First Quarter 2024 Compared to First Quarter 2023" for further discussion of our 2024 revenue.
Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by inflation, supply chain issues, rising interest rates, labor shortages, and the potential for a recession. These market factors, as well as the impacts of the Ukraine-Russia and Middle East conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing first quarter 2024 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our first quarter 2024 revenues include $166.7 million of catch-up revenues primarily related to the Samsung TV agreement signed in first quarter 2024.
Operating Expenses
•During first quarter 2024, we incurred $65.7 million of nonrecurring revenue share costs associated with the catch-up revenues recognized in the period.
Non-Operating (Expense) Income, Net
•During first quarter 2024, we recognized a $0.7 million net loss resulting from observable price changes of our long-term strategic investment, which was included within “Other income, net” in the condensed consolidated statement of income.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2023 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2023 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.

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
Cash, cash equivalents, restricted cash and short-term investments
As of March 31, 2024 and December 31, 2023, we had the following amounts of cash and cash equivalents, restricted cash and short-term investments (in thousands):

	March 31, 2024	December 31, 2023	Increase / (Decrease)
Cash and cash equivalents	$440,242	$437,076	$3,166
Restricted cash included within prepaid and other current assets	20,948	5,885	15,063
Short-term investments	544,393	569,280	(24,887)
Total cash, cash equivalents, restricted cash and short-term investments	$1,005,583	$1,012,241	$(6,658)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $49.3 million and cash used in investing activities of $7.8 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $50.8 million. Refer to the sections below for further discussion of these items.
Cash flows provided by (used in) operating activities
Cash flows provided by (used in) operating activities in the first quarter 2024 and 2023 (in thousands) were as follows:

	For the Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$50,773	$(27,852)	$78,625

Our cash flows provided by (used in) operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $78.6 million change in net cash provided by (used in) operating activities was driven by higher cash receipts primarily due to new patent license agreements signed in first quarter 2024 and due timing of cash receipts related to existing patent license agreements, partially offset by increased cash operating expenses primarily due to increased revenue share costs from new patent license agreements. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Total Cash Receipts	$200,310	$44,642	$155,668
Cash Outflows:
Cash operating expenses [a]	133,178	53,296	79,882
Income taxes paid [b]	9,335	4,942	4,393
Total cash outflows	142,513	58,238	84,275

Other working capital adjustments	(7,024)	(14,256)	7,232

Cash flows provided by (used in) operating activities	$50,773	$(27,852)	$78,625
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Includes revenue share costs of $69.0 million and $1.1 million in first quarter 2024 and 2023, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by investing activities for first quarter 2024 was $16.8 million, a $31.2 million change from $14.5 million of net cash used in investing activities in first quarter 2023. During first quarter 2024, we sold $24.6 million of short-term marketable securities, net of purchases, and capitalized $9.4 million of patent costs and property and equipment purchases. During first quarter 2023, we purchased $6.0 million of short-term marketable securities, net of sales, and capitalized $8.5 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first quarter 2024 was $49.3 million, a change of $168.8 million from $218.1 million the first quarter 2023. This change was primarily attributable to a $174.5 million decrease in share repurchases, of which $203.4 million was related to the Company's modified "Dutch auction" tender offer in first quarter 2023.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2024 was approximately $349.9 million, a net decrease of $27.5 million from December 31, 2023. This decrease in deferred revenue was primarily due to amortization of deferred revenue recognized in the period, partially offset by cash receipts on existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2024 deferred revenue balance of $349.9 million by $156.0 million over the next twelve months.

Convertible Notes
See Note 5, “Obligations” to the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
Commencing on March 1, 2024, the 2024 Notes became convertible at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date of the 2024 Notes. Additionally, from the period April 1, 2024 through June 30, 2024, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes and $81.29 per share for the 2024 Notes as of March 31, 2024) or above the strike price of the warrants (weighted average of $106.31 per share for the 2027 Warrant Transactions and $109.43 per share for the 2024 Warrant Transactions as of March 31, 2024), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the Convertible Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 5, "Obligations," the Convertible Notes are convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes and the $126.2 million aggregate principal amount of the 2024 Notes outstanding as of March 31, 2024, and the approximately 5.9 million warrants related to the 2027 Notes and the 1.6 million warrants remaining related to the 2024 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the Convertible Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions and 2024 Warrant Transactions (together, the "Warrant Transactions"), (iii) the number of additional shares deemed outstanding with respect to the Convertible Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the Convertible Notes, exercise of the warrants subject to the Warrant Transactions, and settlement of the Note Hedge Transactions (in thousands):

2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
$80	186	—	186	(186)	—
$85	524	—	524	(524)	—
$90	825	—	825	(825)	—
$95	1,094	—	1,094	(1,094)	—
$100	1,336	—	1,336	(1,336)	—
$105	1,555	—	1,555	(1,555)	—
$110	1,754	199	1,953	(1,754)	199
$115	1,936	449	2,385	(1,936)	449
$120	2,103	677	2,780	(2,103)	677
$125	2,256	888	3,144	(2,256)	888

2024 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2024 Notes	Shares Issuable Upon Exercise of the 2024 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2024 Note Hedge Transactions	Incremental Shares Issuable (a)
$85	68	—	68	(68)	—
$90	150	—	150	(150)	—
$95	224	—	224	(224)	—
$100	290	—	290	(290)	—
$105	351	—	351	(351)	—
$110	405	8	413	(405)	8
$115	455	75	530	(455)	75
$120	501	137	638	(501)	137
$125	543	193	736	(543)	193
$130	582	246	828	(582)	246
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
First Quarter 2024 Compared to First Quarter 2023
Revenues
The following table compares first quarter 2024 revenues to first quarter 2023 revenues (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
Recurring revenues:
Smartphone	$74,029	$87,431	$(13,402)	(15)%
CE, IoT/Auto	22,116	14,086	8,030	57%
Other	719	56	663	1,184%
Total recurring revenues	96,864	101,573	(4,709)	(5)%
Catch-up revenues [a]	166,678	100,800	65,878	65%
Total revenues	$263,542	$202,373	$61,169	30%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $263.5 million, which includes both recurring and catch-up revenues, increased 30% from first quarter 2023 primarily due to catch-up revenues from the Samsung TV agreement signed in first quarter 2024, partially offset by catch-up revenues related to the Lenovo proceedings recognized in first quarter 2023.
Recurring revenues decreased 5% to $96.9 million, compared to $101.6 million in first quarter 2023. The decrease was primarily driven by the expiration of the Huawei patent license agreement, partially offset by recurring revenues from seven new patent license agreements signed in first quarter 2024.
In first quarter 2024 and 2023, 84% and 67%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In first quarter 2024 and 2023, the following licensees accounted for 10% or more of our total revenue:

	For the Three Months Ended March 31,
	2024	2023
Customer A	71%	<10%
Customer B	13%	17%
Customer C	<10%	50%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2024 and first quarter 2023 by category (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
Research and portfolio development	$49,375	$49,429	$(54)	—%
Licensing	96,589	21,368	75,221	352%
General and administrative	13,840	12,315	1,525	12%
Total Operating expenses	$159,804	$83,112	$76,692	92%

Operating expenses increased to $159.8 million in first quarter 2024 from $83.1 million in first quarter 2023. The $76.7 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$67,911
Intellectual property enforcement	11,527
Performance-based compensation	3,421
Net litigation fee reimbursement	(5,636)
Patent impairment	(2,500)
Other	1,969
Total increase in operating expenses	$76,692
The $76.7 million increase in operating expenses was driven by a $67.9 million increase in revenue share costs primarily related to the Samsung TV agreement and a $3.4 million increase in performance-based compensation due to higher accrual rates driven by licensing successes. Additionally, intellectual property enforcement costs increased $11.5 million due to costs associated with the Lenovo and Oppo proceedings and the Samsung arbitration. These increases were partially offset by one-time items recognized in first quarter 2023, including a $5.6 million net litigation fee reimbursement and a $2.5 million patent impairment on our patents held for sale.
Research and portfolio development expense: Research and portfolio development expense were flat compared to first quarter 2023.
Licensing expense: Licensing expense increased $75.2 million primarily driven by the above-noted increased revenue share costs and intellectual property enforcement costs, partially offset by the one-time net litigation fee reimbursement.
General and administrative expense: General and administrative expense increased $1.5 million primarily due to the above-noted increased performance-based compensation costs.
Non-Operating (Expense) Income, net
The following table compares first quarter 2024 non-operating expense, net to first quarter 2023 non-operating income, net (in thousands):

	Three months ended March 31,
	2024	2023	Increase/(Decrease)
Interest expense	$(11,922)	$(12,087)	$165	1%
Interest and investment income	11,778	11,680	98	1%
Other (expense) income, net	(2,531)	1,511	(4,042)	(268)%
Total non-operating (expense) income, net	$(2,675)	$1,104	$(3,779)	(342)%
Interest expense and interest and investment income were flat compared to first quarter 2023. The change in Other (expense) income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $2.4 million in first quarter 2024, compared to a $0.7 million net gain in first quarter 2023.
Income taxes
In first quarter 2024 and 2023, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 19.2% and 14.0%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in French revenue. The effective tax rate in the period ending March 31, 2023, was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the three months ended March 31, 2023 would have been 13.8% respectively.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include certain information in regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2023 Form 10-K and the risks and uncertainties set forth below:
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2023 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.
Reference is made to Part I, Item 1A, “Risk Factors” included in our 2023 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2023 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during first quarter 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2024 - January 31, 2024	60,872	$104.32	60,872	$289,907,817
February 1, 2024 - February 29, 2024	47,446	$103.41	47,446	$285,000,341
March 1, 2024 - March 31, 2024	168,461	$104.49	168,461	$267,392,476
Total	276,779	$104.27	276,779
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

INTERDIGITAL, INC.

Date: May 2, 2024	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: May 2, 2024	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer