Form 10-Q
period 2024-06-30
InterDigital, Inc.
filed 2024-08-01
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,129,764
Title of Class	Outstanding at July 30, 2024

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	JUNE 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$299,762	$437,076
Short-term investments	460,581	569,280
Accounts receivable	223,640	117,292
Prepaid and other current assets	73,135	43,976
Total current assets	1,057,118	1,167,624
Property and equipment, net	10,861	11,566
Patents, net	302,773	313,001
Deferred tax assets	99,627	128,967
Other non-current assets, net	165,916	149,656
Total assets	$1,636,295	$1,770,814
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$453,766	$578,752
Accounts payable	8,091	7,846
Accrued compensation and related expenses	29,758	32,665
Deferred revenue	156,792	153,597
Dividends payable	10,052	10,226
Other accrued expenses	40,888	98,042
Total current liabilities	699,347	881,128
Long-term debt	17,687	29,019
Long-term deferred revenue	166,263	223,866
Other long-term liabilities	56,221	55,252
Total liabilities	939,518	1,189,265
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,001 and 69,507 shares issued and 25,129 and 25,580 shares outstanding	699	694
Additional paid-in capital	789,708	742,981
Retained earnings	1,632,401	1,462,070
Accumulated other comprehensive loss	(1,232)	(647)
Treasury stock, 44,872 and 43,927 shares of common stock held at cost	(1,724,799)	(1,623,549)
Total shareholders' equity	696,777	581,549
Total liabilities and shareholders' equity	$1,636,295	$1,770,814

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$223,493	$101,591	$487,035	$303,964
Operating expenses:
Research and portfolio development	50,145	49,878	99,520	99,307
Licensing	25,156	16,644	121,745	38,012
General and administrative	14,286	11,693	28,126	24,008
Total operating expenses	89,587	78,215	249,391	161,327

Income from operations	133,906	23,376	237,644	142,637

Interest expense	(11,483)	(12,141)	(23,405)	(24,228)
Other income, net	11,682	14,387	20,929	27,578
Income before income taxes	134,105	25,622	235,168	145,987
Income tax provision	(24,441)	(4,329)	(43,852)	(21,174)
Net income	$109,664	$21,293	$191,316	$124,813
Net loss attributable to noncontrolling interest	—	(490)	—	(2,229)
Net income attributable to InterDigital, Inc.	$109,664	$21,783	$191,316	$127,042
Net income per common share — Basic	$4.35	$0.81	$7.54	$4.58
Weighted average number of common shares outstanding — Basic	25,207	26,768	25,359	27,754
Net income per common share — Diluted	$3.93	$0.79	$6.80	$4.46
Weighted average number of common shares outstanding — Diluted	27,910	27,655	28,125	28,494

Cash dividends declared per common share	$0.40	$0.35	$0.80	$0.70

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$109,664	$21,293	$191,316	$124,813
Unrealized loss on investments, net of tax	(90)	(1,839)	(585)	(1,260)
Comprehensive income	$109,574	$19,454	$190,731	$123,553
Comprehensive loss attributable to noncontrolling interest	—	(490)	—	(2,229)
Total comprehensive income attributable to InterDigital, Inc.	$109,574	$19,944	$190,731	$125,782
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	105,259	—	—	—	—	105,259
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,739)	(1,739)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized loss on short-term investments	—	—	—	—	579	—	—	—	579
Dividends declared ($0.35 per share)	—	—	259	(9,708)	—	—	—	—	(9,449)
Exercise of common stock options	13	—	687	—	—	—	—	—	687
Issuance of common stock, net	132	1	(6,709)	—	—	—	—	—	(6,708)
Share-based compensation	—	—	7,790	—	—	—	—	—	7,790
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	—	—	—	(203,381)
Balance, March 31, 2023	69,329	$693	$719,129	$1,384,243	$(337)	42,255	$(1,484,056)	$5,629	$625,301
Net income attributable to InterDigital, Inc.	—	—	—	21,783	—	—	—	—	21,783
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(490)	(490)
Net change in unrealized loss on short-term investments	—	—	—	—	(1,839)	—	—	—	(1,839)
Dividends declared ($0.35 per share)	—	—	360	(9,633)	—	—	—	—	(9,273)
Exercise of common stock options	1	—	12	—	—	—	—	—	12
Issuance of common stock, net	42	—	(1,389)	—	—	—	—	—	(1,389)
Share-based compensation	—	—	8,740	—	—	—	—	—	8,740
Repurchase of common stock	—	—	—	—	—	548	(42,489)	—	(42,489)
Balance, June 30, 2023	69,372	$693	$726,852	$1,396,393	$(2,176)	42,803	$(1,526,545)	$5,139	$600,356

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$—	$581,549
Net income attributable to InterDigital, Inc.	—	—	—	81,652	—	—	—	—	81,652
Net change in unrealized loss on short-term investments	—	—	—	—	(495)	—	—	—	(495)
Dividends declared ($0.40 per share)	—	—	343	(10,490)	—	—	—	—	(10,147)
Issuance of common stock, net	131	2	(8,637)	—	—	—	—	—	(8,635)
Share-based compensation	—	—	9,386	—	—	—	—	—	9,386
Repurchase of common stock	—	—	—	—	—	277	(29,019)	—	(29,019)
Balance, March 31, 2024	69,638	$696	$744,073	$1,533,232	$(1,142)	44,204	$(1,652,568)	$—	$624,291
Net income attributable to InterDigital, Inc.	—	—	—	109,664	—	—	—	—	109,664
Net change in unrealized loss on short-term investments	—	—	—	—	(90)	—	—	—	(90)
Dividends declared ($0.40 per share)	—	—	443	(10,495)	—	—	—	—	(10,052)
Issuance of common stock, net	39	—	(1,580)	—	—	—	—	—	(1,580)
Share-based compensation	—	—	9,655	—	—	—	—	—	9,655
Repurchase of common stock	—	—	—	—	—	344	(35,111)	—	(35,111)
Settlement of the 2024 Notes	324	3	(3)	—	—	—	—	—	—
Settlement of the 2024 Hedges	—	—	37,120	—	—	324	(37,120)	—	—
Balance, June 30, 2024	70,001	$699	$789,708	$1,632,401	$(1,232)	44,872	$(1,724,799)	$—	$696,777
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$191,316	$124,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,616	39,171
Non-cash interest income, net	(6,429)	(6,330)
Non-cash change in investments	(150)	(3,258)
Change in deferred revenue	(54,408)	(81,407)
Deferred income taxes	29,495	430
Share-based compensation	19,041	16,530
Other	—	2,581
Increase in assets:
Receivables	(106,348)	(183,612)
Deferred charges and other assets	(41,151)	(51,818)
(Decrease) Increase in liabilities:
Accounts payable	(611)	(955)
Customer deposit	(63,100)	76,100
Accrued compensation and other expenses	(408)	(5,537)
Net cash provided by (used in) operating activities	1,863	(73,292)
Cash flows from investing activities:
Purchases of short-term investments	(297,086)	(531,556)
Sales of short-term investments	415,988	485,528
Purchases of property and equipment	(1,003)	(2,603)
Capitalized patent costs	(21,595)	(18,914)
Long-term investments	1,194	—
Net cash provided by (used in) investing activities	97,498	(67,545)
Cash flows from financing activities:
Payments on long-term debt	(139,069)	—
Payments of debt issuance costs	—	(100)
Repurchase of common stock	(63,670)	(245,870)
Net proceeds from exercise of stock options	—	699
Non-controlling interest contribution	—	1,750
Taxes withheld upon restricted stock unit vestings	(10,215)	(8,098)
Dividends paid	(20,373)	(19,833)
Net cash used in financing activities	(233,327)	(271,452)
Net decrease in cash, cash equivalents and restricted cash	(133,966)	(412,289)
Cash, cash equivalents and restricted cash, beginning of period	442,961	703,161
Cash, cash equivalents and restricted cash, end of period	$308,995	$290,872
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2024, the results of our operations for the three and six months ended June 30, 2024 and 2023 and our cash flows for the six months ended June 30, 2024 and 2023. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024. Definitions of capitalized terms not defined herein appear within our 2023 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information:	2024	2023
Interest paid	$9,311	$9,312
Income taxes paid, including foreign withholding taxes	16,920	21,132
Non-cash investing and financing activities:
Dividend payable	10,052	9,273
Right-of-use assets obtained in exchange of operating lease liabilities	2,189	93
Accrued capitalized patent costs and property and equipment purchases	(856)	729
Unsettled repurchase of common stock	—	1,998

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
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$73,525	$85,075	$(11,550)	(14)%
CE, IoT/Auto	21,878	13,432	8,446	63%
Other	539	566	(27)	(5)%
Total recurring revenues	95,942	99,073	(3,131)	(3)%
Catch-up revenues [a]	127,551	2,518	125,033	4,966%
Total revenues	$223,493	$101,591	$121,902	120%

	Six Months Ended June 30,
	2024	2023	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$147,554	$172,506	$(24,952)	(14)%
CE, IoT/Auto	43,994	27,518	16,476	60%
Other	1,258	622	636	102%
Total recurring revenues	192,806	200,646	(7,840)	(4)%
Catch-up revenues [a]	294,229	103,318	190,911	185%
Total revenues	$487,035	$303,964	$183,071	60%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static fixed-fee agreements.
During the six months ended June 30, 2024, we recognized $84.9 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2024, we had contract assets of $201.9 million included within "Accounts receivable" in the condensed consolidated balance sheet. As of December 31, 2023, we had contract assets of $94.6 million included within "Accounts receivable" in the condensed consolidated balance sheet.

Contracted Revenue
Based on contracts signed and committed as of June 30, 2024, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2024	$169,574
2025	327,439
2026	234,275
2027	227,858
2028	215,821
Thereafter	265,882
Total Revenue	$1,440,849
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
3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash currently consists of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of June 30, 2024, December 31, 2023 and June 30, 2023 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Cash and cash equivalents	$299,762	$437,076	$277,599
Restricted cash included within prepaid and other current assets	9,233	5,885	13,273
Total cash, cash equivalents and restricted cash	$308,995	$442,961	$290,872
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Four licensees comprised 88% and 84% of our accounts receivable balance, as of June 30, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$303,146	$—	$—	$303,146
Commercial paper	—	108,285	—	108,285
U.S. government securities	—	206,160	—	206,160
Corporate bonds, asset backed and other securities (c)	—	151,985	—	151,985
Total	$303,146	$466,430	$—	$769,576

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$430,707	$—	$—	$430,707
Commercial paper (b)	—	174,991	—	174,991
U.S. government securities	—	256,850	—	256,850
Corporate bonds, asset backed and other securities (c)	—	149,693	—	149,693
Total	$430,707	$581,534	$—	$1,012,241
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of December 31, 2023, $5.7 million of commercial paper was included within cash and cash equivalents.
(c)As of June 30, 2024 and December 31, 2023, $5.8 million and $6.5 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Non-Recurring Fair Value Measurements
Patents
During first quarter 2023, we incurred a one-time impairment of $2.5 million on our patents held for sale. We determined the fair value based upon evaluation of market conditions.
Investment in Other Entities
During second quarter 2024 and 2023, we recognized gains of $2.2 million and $3.1 million, respectively, resulting from fair value changes of one of our long-term strategic investments, which was included within “Other income, net” in the condensed consolidated statement of income.

Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of June 30, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	June 30, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$453,766	$707,135	$460,000	$452,830	$677,230
2024 Senior Convertible Long-Term Debt	$—	$—	$—	$126,174	$125,922	$171,130
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of June 30, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$17,687	$16,528	$29,019	$28,859
4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Prepaid assets	$35,775	$9,353
Tax receivables	21,536	19,835
Restricted cash	9,233	5,885
Other current assets	6,591	8,903
Total Prepaid and other current assets	$73,135	$43,976
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Tax receivables	$83,385	$76,740
Long-term investments	35,146	31,895
Goodwill	22,421	22,421
Right-of-use assets	16,680	15,746
Other non-current assets	8,284	2,854
Total Other non-current assets, net	$165,916	$149,656
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued legal fees	$15,248	$10,338
Customer deposit	13,000	76,100
Other accrued expenses	12,640	11,604
Total Other accrued expenses	$40,888	$98,042

The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Deferred compensation liabilities	$19,245	$18,413
Operating lease liabilities	17,659	17,385
Other long-term liabilities	19,317	19,454
Total Other long-term liabilities	$56,221	$55,252
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
The 2027 Notes will be convertible into cash up to the aggregate principal amount of the notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). From the period January 1, 2024 through September 30, 2024, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
The 2027 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with any of the Company’s current and any future senior unsecured indebtedness. The 2027 Notes are effectively subordinated to all of the Company’s future secured indebtedness, if any, to the extent of the value of the related collateral, and the 2027 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries.
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions, whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock. As of June 30, 2024, the warrants under the 2027 Warrant Transactions had a weighted average strike price of $106.31 per share, subject to adjustment.
2024 Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019, we issued $400.0 million in aggregate principal amount of Senior Convertible Notes due in 2024 (the "2024 Notes") that bore interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2019, and matured on June 1, 2024. During second quarter 2022, we repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. We repaid the remaining $126.2 million in aggregate principal at maturity on June 1, 2024.
On May 29 and May 31, 2019, in connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions (collectively, the "2024 Note Hedge Transactions") that covered, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock, in the aggregate, at a strike price that corresponded to the conversion price of the 2024 Notes, subject to adjustment, and were exercisable upon any conversion of the 2024 Notes. On May 29 and May 31, 2019, we also entered into privately negotiated warrant transactions (collectively, the "2024 Warrant Transactions" and, together with the 2024 Note Hedge Transactions, the "2024 Call Spread Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock at an initial strike price of approximately $109.43 per share, subject to adjustment.
At maturity on June 1, 2024, the Company issued 0.3 million shares to settle the 2024 Notes that had been converted by holders. This issuance was effectively offset by our receipt of 0.3 million shares from the settlement of the 2024 Note Hedge Transactions. No shares have been issued related to the 2024 Warrant Transactions as of June 30, 2024, and warrants to acquire 1.6 million shares of common stock at an initial strike price of approximately $109.43 per share, subject to adjustment, remain outstanding. The 2024 Warrants settle during the period September 3, 2024 through December 17, 2024.

The following table reflects the carrying value of our Convertible Notes long-term debt as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	—	126,174
Less: Deferred financing costs	(6,234)	(7,422)
Net carrying amount of the Convertible Notes	453,766	578,752
Less: Current portion of long-term debt	(453,766)	(578,752)
Long-term net carrying amount of the Convertible Notes	$—	$—
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2024 and 2023 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three Months Ended June 30,
	2024			2023
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$428	$4,453	$4,025	$631	$4,656
Amortization of deferred financing costs	471	101	572	436	144	580
Total	$4,496	$529	$5,025	$4,461	$775	$5,236

	Six Months Ended June 30,
	2024			2023
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$8,050	$1,059	$9,109	$8,050	$1,262	$9,312
Amortization of deferred financing costs	936	252	1,188	867	286	1,153
Total	$8,986	$1,311	$10,297	$8,917	$1,548	$10,465
Technicolor Patent Acquisition Long-Term Debt
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor SA ("Technicolor"), a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). In conjunction with the Technicolor Patent Acquisition, we assumed Technicolor’s rights and obligations under a joint licensing program with Sony relating to digital televisions and standalone computer display monitors, which commenced in 2015 (the "Madison Arrangement"). An affiliate of CPPIB Credit Investments Inc. ("CPPIB Credit"), a wholly owned subsidiary of Canada Pension Plan Investment Board, is a third-party investor in the Madison Arrangement. CPPIB Credit has made certain payments to Technicolor and Sony and has agreed to contribute cash to fund certain capital reserve obligations under the arrangement in exchange for a percentage of future revenues, specifically through September 11, 2030 in regard to the Technicolor patents.
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2024 and December 31, 2023 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2024, we recognized $1.0 million and $1.6 million, respectively, of interest expense related to this debt, compared to $1.0 million and $1.3 million during the three and six months ended June 30, 2023, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly. We made $12.9 million in payments to CPPIB Credit during the six months ended June 30, 2024 and no payments were made during the six months ended June 30, 2023.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of June 30, 2024, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
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
On July 29, 2021, the UK High Court issued its decision regarding the first technical trial finding European Patent (UK) No. 2,485,558 valid, infringed, and essential to Release 8 of LTE. Lenovo appealed this decision, and on January 19, 2023, the UK Court of Appeal upheld the UK High Court’s findings that Lenovo is infringing on InterDigital’s valid and essential patent. On January 6, 2022, the UK High Court issued its decision regarding the second technical trial finding European Patent (UK) No. 3,355,537 invalid, but essential and infringed but for the finding of invalidity. The Company appealed this decision as legally erroneous, and on February 9, 2023, the UK Court of Appeal allowed the appeal, finding that Lenovo is infringing on InterDigital’s valid and essential patent. On January 31, 2023, the UK High Court issued its decision regarding the third technical trial finding European Patent (UK) No. 2,421,318 valid, essential, and infringed. On March 7, 2023, the UK High Court issued an order staying all deadlines with respect to the fourth and fifth technical trials. On March 16, 2023, the UK High Court issued its order regarding judgment in the trial to determine how much Lenovo must pay for a license to the Company’s portfolio of cellular assets, awarding the Company a lump sum of $138.7 million for such license through December 31, 2023. On June 27, 2023, the court issued an order awarding the Company an additional $46.2 million, thus increasing the total award to $184.9 million, which was paid on July 11, 2023. The court also found that the Company should pay a portion of Lenovo’s costs and granted both parties permission to appeal on certain grounds. Both parties filed Appellant’s Notices and the appeals were docketed on July 31, 2023. On September 19, 2023, the Court of Appeal granted the Company permission to appeal on all its requested grounds. The appeal was heard on June 10-14, 2024, and the UK Court of Appeal issued its decision on July 12, 2024. The UK Court of Appeal ruled in favor of InterDigital and awarded the Company an additional amount of $55.2 million to a total of approximately $240.1 million. It rejected Lenovo’s appeal in its entirety and confirmed that Lenovo must pay for all of its past sales starting from 2007 through December 31, 2023. The court also found that Lenovo should pay the Company’s costs for the appeal and reduced the costs that Lenovo was awarded from the initial decision. Lenovo sought permission to appeal, and permission to appeal was refused by the UK Court of Appeals on July 12, 2024. Lenovo has until August 9, 2024 to file a request for an appeal directly with the UK Supreme Court.

On September 24, 2023, Lenovo filed a new claim in the UK High Court against the Company. The claim alleges invalidity of two of the Company’s patents relating to 4G/LTE standards: European Patent (UK) Nos. 2,557,714 and 2,557,715. Lenovo sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, and a declaration that, upon expiration of the current license in 2023, Lenovo is licensed under terms to be determined by the UK High Court through 2028 or, in the alternative, a determination of the terms of a FRAND license. On October 19, 2023, Lenovo filed a request for an order that the Company indicate whether it is prepared to give an unconditional undertaking to enter into a global license on terms set by the UK Court, or failing that, a declaration that the Defendants are unwilling licensors; a hearing was held on December 12, 2023 where Lenovo agreed to stay its application. On November 22, 2023, the Company filed a jurisdiction challenge. A hearing on the jurisdiction challenge took place on April 24-25, 2024, and on April 25, 2024 the jurisdiction challenge was denied. On November 28, 2023, Lenovo filed an application seeking an expedited FRAND trial and an interim license until a FRAND decision is issued in the UK. A hearing on the interim license was held on February 26-27, 2024; on March 21, 2024 the UK High Court denied Lenovo’s request for the interim license. A hearing on Lenovo’s request for an expedited FRAND trial was held on July 17, 2024.
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
On September 1, 2023, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the Eastern District of North Carolina (the "North Carolina District Court") against Lenovo Group Ltd. and certain of its subsidiaries alleging that Lenovo infringes five of the Company’s U.S. patents (U.S. Patent Nos. 10,250,877, 8,674,859, 9,674,556, 9,173,054, and 8,737,933) by making, using, offering for sale, and/or selling Lenovo smartphones, computers (including both laptop and desktop), and tablet computers that utilize the Company’s patented technology. As relief, the Company is seeking: (a) a finding that Lenovo is liable for infringement of the asserted patents; (b) an injunction against further infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) costs. Lenovo filed its answer and counterclaims and motion to dismiss a portion of the complaint on October 10, 2023, which remains pending. On October 31, 2023, the Company filed its answer to Lenovo’s counterclaims, an amended complaint, as well as a motion to dismiss certain of Lenovo’s counterclaims, which was denied on March 25, 2024. On February 23, 2024, Lenovo filed a Motion for Judgment on the Pleadings, alleging three of the asserted patents are invalid. On July 17, 2024, the North Carolina District Court granted Lenovo’s Motion for Judgment on the Pleadings in part, finding two of the asserted patents to be invalid, and denied Lenovo’s motion with respect to a third asserted patent that was challenged by Lenovo.
Germany Proceedings
On September 22, 2023, the Company filed a complaint with the Munich Regional Court against Lenovo and certain of its affiliates, alleging infringement of European Patent No. 2,127,420, relating to cellular 4G/LTE and/or 5G standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. On May 2, 2024, the Munich Regional Court issued a judgment finding Lenovo infringes European Patent No. 2,127,420 and that the Company complied with its FRAND obligations while Lenovo did not; the Court ordered Lenovo to cease and desist selling infringing products. The Company served Lenovo with an enforcement note of the judgment on May 7, 2024. Lenovo appealed the judgment on May 2, 2024. On May 7, 2024, Lenovo requested a stay of the enforcement of the judgment, and on June 25, 2024, the Munich Regional Court rejected Lenovo’s request.
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
India Proceedings
On December 20, 2021 and December 22, 2021, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court in New Delhi, India against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme Mobile Telecommunication (India) Private Limited, alleging infringement of Indian Patent Nos. 262910, 295912, 313036, 320182, 319673, 242248, 299448, and 308108 relating to cellular 3G, 4G/LTE, and/or 5G, and HEVC standards. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. On February 21, 2024, the Delhi High Court granted the Company’s application for pro tem security. Oppo appealed the judgment on March 13, 2024, and the appeal is pending. Evidentiary trial proceedings are expected to take place from September 2024 through December 2024.

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
On July 21, 2023, the International Chamber of Commerce confirmed the full tribunal for the arbitration. The two-week arbitration hearing was held in July 2024, and we expect a decision by the end of 2024.
Tesla
On December 5, 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. On March 8, 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard on May 24-25 and June 4, 2024, and on July 15, 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court, and a hearing on costs and permission to appeal is scheduled for July 30, 2024. On July 16, 2024, Tesla sought permission to appeal the decision; the Company also sought permission to appeal on two limited grounds conditionally, should Tesla’s request for an appeal be granted.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2024, except as noted above.

7. INCOME TAXES
In the six months ended June 30, 2024 and 2023, the Company had an estimated effective tax rate of 18.6% and 14.5%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in revenue in certain foreign jurisdictions. The effective tax rate in the six months ended June 30, 2023 was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the six months ended June 30, 2023 would have been 13.0%. During both the six months ended June 30, 2024 and 2023, the Company recorded discrete net benefits of $2.4 million and $1.2 million, respectively, primarily related to share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the six months ended June 30, 2024 and 2023, the Company paid approximately $13.4 million and $6.0 million, respectively, in foreign source creditable withholding tax.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income applicable to InterDigital, Inc.	$109,664	$21,783	$191,316	$127,042
Weighted-average shares outstanding:
Basic	25,207	26,768	25,359	27,754
Dilutive effect of stock options, RSUs, and warrants	832	632	860	612
Dilutive effect of convertible securities	1,871	255	1,906	128
Diluted	27,910	27,655	28,125	28,494
Earnings per share:
Basic	$4.35	$0.81	$7.54	$4.58
Dilutive effect of stock options, RSUs, and warrants	(0.12)	(0.02)	(0.21)	(0.10)
Dilutive effect of convertible securities	(0.30)	—	(0.53)	(0.02)
Diluted	$3.93	$0.79	$6.80	$4.46

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units and stock options	4	4	2	212
Warrants	7,462	7,488	7,475	7,488
Total	7,466	7,492	7,477	7,700

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
9. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and investment income	$10,125	$10,254	$21,903	$21,934
Other	1,557	4,133	(974)	5,644
Other income, net	$11,682	$14,387	$20,929	$27,578
The change in Other income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $0.9 million and $3.3 million in the three and six months ended June 30, 2024, respectively, compared to net gains of $0.4 million and $1.2 million in three and six months ended June 30, 2023, respectively.

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
Lenovo Proceedings
On July 12, 2024, the UK’s Court of Appeal handed down its decision in InterDigital’s FRAND licensing case against Lenovo. The Court of Appeal ruled in favor of InterDigital, including raising the amount that Lenovo must pay for a license to InterDigital’s cellular SEP patents. The court rejected Lenovo’s appeal in its entirety and confirmed that Lenovo must pay for all of its past sales starting from 2007. By virtue of this ruling, Lenovo paid an additional amount of more than $55 million, increasing the total lump-sum royalty to $240.1 million for Lenovo’s past sales through December 31, 2023. Lenovo sought permission to appeal, and permission to appeal was refused by the UK Court of Appeals on July 12, 2024. Lenovo has until August 9, 2024 to file a request for an appeal directly with the UK Supreme Court.
Additionally, in May 2024, the Regional Court in Munich held that Lenovo's sales of cellular products on or after January 1, 2024 infringe InterDigital’s patent-in-suit covering 4G and 5G devices, that we have acted in a FRAND manner at all times, and that Lenovo is an unwilling licensee who has not acted in line with widely recognized FRAND principles. This is a first instance decision which can be appealed.
Google Agreement
In June 2024, we signed a new device license agreement with Google. The agreement licenses a range of devices including Pixel smartphones, Fitbit wearables, and other consumer electronics devices to InterDigital’s cellular wireless, Wi-Fi, and HEVC video patented technologies.
Settlement of the 2024 Notes and 2024 Hedge Transactions
On June 1, 2024, the 2024 Notes matured, and we repaid $126.2 million in aggregate principal in cash and issued 0.3 million common shares to settle the remaining obligation. This issuance was effectively offset by our receipt of 0.3 million shares from the settlement of the 2024 Note Hedge Transactions.
Return of Capital to Shareholders
During the second quarter 2024, we returned $45.2 million to shareholders, including $10.1 million, or $0.40 per share, of cash dividends declared and $35.1 million through the repurchase of 0.3 million shares of common stock.
As of July 31, 2024, there was $232.6 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item II - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash & Short-term Investments
As of June 30, 2024, we had $769.6 million of cash, restricted cash and short-term investments and nearly $1.3 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the wireless patent license agreement with Samsung.
88% of our recurring revenue comes from fixed-fee royalties. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.

The following table reconciles the timing differences between cash receipts and recognized revenue during the three and six months ended June 30, 2024 and 2023, including the resulting operating cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash vs. Non-cash revenue:	2024	2023	2024	2023
Fixed fee cash receipts (a)	$33,705	$9,406	$223,838	$34,075
Other cash receipts (b)	13,801	11,160	23,978	31,132
Change in deferred revenue	26,866	38,641	54,408	81,407
Change in receivables	78,011	92,756	106,348	183,612
Other (c)	71,110	(50,372)	78,463	(26,262)
Total Revenue	$223,493	$101,591	$487,035	$303,964
Net cash (used in) provided by operating activities	$(48,910)	$(45,440)	$1,863	$(73,292)
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
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of June 30, 2024 (in thousands):

Deferred Revenue
Remainder of 2024	$88,285
2025	135,651
2026	83,052
2027	12,450
2028	1,141
Thereafter	2,476
Total Revenue	$323,055
Revenue
Total revenues of $223.5 million, which includes both recurring and catch-up revenues, increased 120% compared to second quarter 2023 primarily due to catch-up revenues resulting from the Lenovo UK proceedings and the Google patent license agreement signed in second quarter 2024. Second quarter 2024 recurring revenues were $95.9 million, compared to recurring revenues of $99.1 million in second quarter 2023. In second quarter 2024, revenues (in descending order) from Lenovo, Apple, and Samsung each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --Second Quarter 2024 Compared to Second Quarter 2023" for further discussion of our 2024 revenue.
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

Comparability of Financial Results
When comparing second quarter 2024 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our second quarter 2024 revenues include $127.6 million of catch-up revenues primarily related to the Lenovo UK proceedings and the Google agreement signed in second quarter 2024.
Operating Expenses
•During second quarter 2024, we accrued a $3.2 million one-time contra expense for a net litigation fee reimbursement associated with the Lenovo proceedings. See Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Lenovo proceedings.
•During second quarter 2024, we incurred $1.4 million of one-time performance-based compensation costs driven by licensing success.
Non-Operating Income (Expense), Net
•During second quarter 2024, we recognized a $2.2 million gain resulting from fair value changes of one of our long-term strategic investments, which was included within “Other income, net” in the condensed consolidated statement of income.
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
Cash, cash equivalents, restricted cash and short-term investments
As of June 30, 2024 and December 31, 2023, we had the following amounts of cash and cash equivalents, restricted cash and short-term investments (in thousands):

	June 30, 2024	December 31, 2023	Increase / (Decrease)
Cash and cash equivalents	$299,762	$437,076	$(137,314)
Restricted cash included within prepaid and other current assets	9,233	5,885	3,348
Short-term investments	460,581	569,280	(108,699)
Total cash, cash equivalents, restricted cash and short-term investments	$769,576	$1,012,241	$(242,665)
The net decrease in cash, cash equivalents, restricted cash and short-term investments was attributable to cash used in financing activities of $233.3 million and cash used in investing activities of $21.4 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $1.9 million. Refer to the sections below for further discussion of these items.

Cash flows provided by (used in) operating activities
Cash flows provided by (used in) operating activities in the first half 2024 and 2023 (in thousands) were as follows:

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$1,863	$(73,292)	$75,155
Our cash flows provided by (used in) operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $75.2 million change in net cash provided by (used in) operating activities was driven by higher cash receipts primarily due to new patent license agreements signed in first half 2024 and due timing of cash receipts related to existing patent license agreements, partially offset by increased cash operating expenses primarily due to increased revenue share costs from new patent license agreements. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Total Cash Receipts	$247,816	$65,207	$182,609
Cash Outflows:
Cash operating expenses [a]	195,734	103,045	92,689
Income taxes paid [b]	16,920	21,132	(4,212)
Total cash outflows	212,654	124,177	88,477

Other working capital adjustments	(33,299)	(14,322)	(18,977)

Cash flows provided by (used in) operating activities	$1,863	$(73,292)	$75,155
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $71.7 million and $1.5 million in first half 2024 and 2023, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by investing activities for first half 2024 was $97.5 million, a $165.0 million change from $67.5 million of net cash used in investing activities in first half 2023. During first half 2024, we sold $118.9 million of short-term marketable securities, net of purchases, and capitalized $22.6 million of patent costs and property and equipment purchases. During first half 2023, we purchased $46.0 million of short-term marketable securities, net of sales, and capitalized $21.5 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first half 2024 was $233.3 million, a change of $38.1 million from $271.5 million the first half 2023. This change was primarily attributable to a $182.2 million decrease in share repurchases, of which $203.4 million was related to the Company's modified "Dutch auction" tender offer in first quarter 2023. This change was partially offset by $139.1 million of payments on our long-term debt, of which $126.2 million was related to the maturity of the 2024 Notes.
Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2024 was approximately $323.1 million, a net decrease of $54.4 million from December 31, 2023. This decrease in deferred revenue was primarily due to amortization of deferred revenue recognized in the period, partially offset by cash receipts on new and existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2024 deferred revenue balance of $323.1 million by $156.8 million over the next twelve months.

Convertible Notes
See Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
The 2024 Notes matured on June 1, 2024 resulting in 0.3 million of common shares being issued. This issuance was effectively offset by the settlement of the 2024 Note Hedge Transactions resulting in zero net shares being issued on June 1, 2024. Under the 2024 Warrant Transactions, we are required to issue up to 1.6 million shares of common stock at an initial strike price of approximately $109.43 per share. These warrants remain outstanding and will settle, on a net-share basis, during the period September 3, 2024 through December 17, 2024.
From the period January 1, 2024 through September 30, 2024, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
Our 2027 Notes are included in the dilutive earnings per share calculation using the if-converted method. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. The 2027 Notes are convertible into cash up to the aggregate principal amount to be converted. Any remaining obligation of the 2027 Notes may be settled in cash, shares of the Company’s common stock or a combination thereof. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the 2027 Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.
At the time we issued the 2027 Notes, we entered into the 2027 Call Spread Transactions that together were designed to have the economic effect of reducing the net number of shares that will be issued in the event of conversion of the 2027 Notes by, in effect, increasing the conversion price of the 2027 Notes from our economic standpoint. However, under GAAP, since the impact of the 2027 Note Hedge Transactions is anti-dilutive, we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (initial conversion price of approximately $77.49 per share), or above the strike price of the warrants (weighted average strike price of $106.31 per share), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the 2027 Notes and the 2027 Warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 5, "Obligations," the 2027 Notes are convertible into cash up to the aggregate principal amount to be converted and any remaining obligation may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes outstanding as of June 30, 2024, and the approximately 5.9 million warrants related to the 2027 Notes changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2027 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the 2027 Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2027 Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the 2027 Notes, exercise of the warrants subject to the 2027 Warrant Transactions, and settlement of the 2027 Hedge Transactions (in thousands):

	2027 Notes					2024 Warrants
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)	Shares Issuable Upon Exercise of the 2024 Warrant Transactions
$80	195	—	195	(195)	—	—
$85	534	—	534	(534)	—	—
$90	834	—	834	(834)	—	—
$95	1,103	—	1,103	(1,103)	—	—
$100	1,345	—	1,345	(1,345)	—	—
$105	1,564	—	1,564	(1,564)	—	—
$110	1,764	206	1,970	(1,764)	206	11
$115	1,945	455	2,400	(1,945)	455	78
$120	2,112	684	2,796	(2,112)	684	139
$125	2,265	894	3,159	(2,265)	894	196
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Second Quarter 2024 Compared to Second Quarter 2023
Revenues
The following table compares second quarter 2024 revenues to second quarter 2023 revenues (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
Recurring revenues:
Smartphone	$73,525	$85,075	$(11,550)	(14)%
CE, IoT/Auto	21,878	13,432	8,446	63%
Other	539	566	(27)	(5)%
Total recurring revenues	95,942	99,073	(3,131)	(3)%
Catch-up revenues [a]	127,551	2,518	125,033	4,966%
Total revenues	$223,493	$101,591	$121,902	120%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $223.5 million, which includes both recurring and catch-up revenues, increased 120% from second quarter 2023 primarily due to catch-up revenues from the Lenovo UK proceedings and the Google agreement signed in second quarter 2024.
Recurring revenues were relatively flat decreasing 3% to $95.9 million, as increased CE, IoT/Auto revenue mostly offset the 2023 expiration of Huawei and other agreements.
In second quarter 2024 and 2023, 80% and 78%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In second quarter 2024 and 2023, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended June 30,
	2024	2023
Customer A	54%	<10%
Customer B	15%	33%
Customer C	11%	19%
Customer D	<10%	15%
Customer E	—%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2024 and second quarter 2023 by category (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
Research and portfolio development	$50,145	$49,878	$267	1%
Licensing	25,156	16,644	8,512	51%
General and administrative	14,286	11,693	2,593	22%
Total Operating expenses	$89,587	$78,215	$11,372	15%

Operating expenses increased to $89.6 million in second quarter 2024 from $78.2 million in second quarter 2023. The $11.4 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Intellectual property enforcement	$10,911
Performance-based compensation	3,988
Revenue share	2,281
Net litigation fee reimbursement	(5,000)
Other	(808)
Total increase in operating expenses	$11,372
The $11.4 million increase in operating expenses was driven by an increase in intellectual property enforcement costs of $10.9 million due to costs associated with the Lenovo and Oppo proceedings and the Samsung arbitration. Additionally, there was a $4.0 million increase in performance-based compensation due to higher accrual rates driven by licensing successes and a $2.3 million increase in revenue share costs primarily related to the Samsung TV agreement. These increases were partially offset by a change in the net litigation reimbursement accrual related to the Lenovo proceedings of $3.2 million contra-expense in second quarter 2024 compared to $1.8 million of expense in the second quarter 2023.
Research and portfolio development expense: Research and portfolio development expenses were flat compared to second quarter 2023.
Licensing expense: Licensing expense increased $8.5 million primarily driven by the above-noted increased intellectual property enforcement costs and revenue share costs, partially offset by the one-time net litigation fee reimbursement.
General and administrative expense: General and administrative expense increased by $2.6 million primarily due to the increased performance-based compensation costs.
Non-Operating Income, net
The following table compares second quarter 2024 non-operating income, net to second quarter 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
Interest expense	$(11,483)	$(12,141)	$658	5%
Interest and investment income	10,125	10,254	(129)	(1)%
Other income, net	1,557	4,133	(2,576)	(62)%
Total non-operating income, net	$199	$2,246	$(2,047)	(91)%
Interest expense and interest and investment income were flat compared to second quarter 2023. The change in Other income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $0.9 million in second quarter 2024, compared to a $0.4 million net gain in second quarter 2023 and due to fair value adjustments of our investments resulting in a $2.9 million net gain in second quarter 2024, compared to a $3.9 million net gain in second quarter 2023.
Income taxes
In second quarter 2024 and 2023, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 18.2% and 16.9%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in revenue in certain foreign jurisdictions. The effective tax rate in the three months ended June 30, 2023 was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the three months ended June 30, 2023 would have been 9.6%.

First Half 2024 Compared to First Half 2023
Revenues
The following table compares first half 2024 revenues to first half 2023 revenues (in thousands):

	Six Months Ended June 30,
	2024	2023	Total Increase/(Decrease)
Recurring revenues:
Smartphone	$147,554	$172,506	$(24,952)	(14)%
CE, IoT/Auto	43,994	27,518	16,476	60%
Other	1,258	622	636	102%
Total recurring revenues	192,806	200,646	(7,840)	(4)%
Catch-up revenues [a]	294,229	103,318	190,911	185%
Total revenues	$487,035	$303,964	$183,071	60%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $487.0 million, which includes both recurring and catch-up revenues, increased 60% from the first half 2023 primarily due to catch-up revenues from the Lenovo UK proceedings and eight other patent license agreements signed in first half 2024, partially offset by catch-up revenues related to the Lenovo UK proceedings and two previously announced agreements recognized in second quarter 2023.
Recurring revenues decreased 4% to $192.8 million, compared to $200.6 million in first half 2023, with increased CE, IoT/Auto revenue mostly offsetting the 2023 expiration of Huawei and other agreements.
In first half 2024 and 2023, 82% and 69% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2024 and 2023, the following companies accounted for 10% or more of our total revenue:

	Six Months Ended June 30,
	2024	2023
Customer A	25%	34%
Customer B	14%	22%
Customer C	43%	13%

Operating Expenses
The following table summarizes the changes in operating expenses between first half 2024 and first half 2023 by category (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
Research and portfolio development	$99,520	$99,307	$213	—%
Licensing	121,745	38,012	83,733	220%
General and administrative	28,126	24,008	4,118	17%
Total operating expenses	$249,391	$161,327	$88,064	55%

Operating expenses increased 55% to $249.4 million in first half 2024 from $161.3 million in first half 2023. The $88.1 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$70,192
Intellectual property enforcement	22,540
Performance-based compensation	7,410
Net litigation fee reimbursement	(10,737)
Other	(1,341)
Total increase in operating expenses	$88,064
The $88.1 million increase in operating expenses was driven by a $70.2 million increase in revenue share costs primarily related to the Samsung TV agreement and a $7.4 million increase in performance-based compensation due to higher accrual rates driven by licensing successes. Additionally, intellectual property enforcement costs increased $22.5 million due to costs associated with the Lenovo and Oppo proceedings and the Samsung arbitration. These increases were partially offset by a change in the net litigation reimbursement accrual related to the Lenovo proceedings of $3.2 million contra expense in first half 2024 compared to $7.5 million of expense in the first half 2023.
Research and portfolio development expense: Research and portfolio development expense was flat compared to first half 2023.
Licensing expense: Licensing expense increased by $83.7 million primarily driven by the above-noted increased revenue share costs and intellectual property enforcement costs, partially offset by the one-time net litigation fee reimbursement.
General and administrative expense: The $4.1 million increase in general and administrative expense primarily resulted from the above-noted increases in performance-based compensation costs.
Non-Operating (Expense) Income, net
The following table compares first half 2024 non-operating expense, net to first half 2023 non-operating income, net (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
Interest expense	$(23,405)	$(24,228)	$823	3%
Interest and investment income	21,903	21,934	(31)	—%
Other (expense) income, net	(974)	5,644	(6,618)	(117)%
Total non-operating (expense) income, net	$(2,476)	$3,350	$(5,826)	(174)%
Interest expense and interest and investment income were flat compared to first half 2023. Other (expense) income, net changed primarily due to a foreign currency translation loss of $3.3 million in the first half 2024 arising from euro translation of our foreign subsidiaries, compared to a foreign currency translation gain of $1.2 million in first half 2023 and due to fair value adjustments of our investments resulting in a $3.5 million net gain in first half 2024, compared to a $4.9 million net gain in first half 2023.
Income taxes
In first half 2024 and 2023, we had an effective tax rate of 18.6% and 14.5%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in revenue in certain foreign jurisdictions. The effective tax rate in the six months ended June 30, 2023 was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the six months ended June 30, 2023 would have been 13.0%. In the six months ended 2024 and 2023, we recorded a net discrete tax benefit of $2.4 million and $1.2 million, respectively, primarily related to share-based compensation.

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
•our ability to enter into partnerships with leading inventors and research organizations;
•our ability to identify and pursue strategic acquisitions of technology and patent portfolios and other strategic growth opportunities;
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
•the timing and impact of potential regulatory, administrative and legislative matters;
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during second quarter 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2024 - April 30, 2024	224,235	$98.10	224,235	$245,387,269
May 1, 2024 - May 31, 2024	120,119	$106.51	120,119	$232,589,756
June 1, 2024 - June 30, 2024	—	$—	—	$232,589,756
Total	344,354	$101.04	344,354
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
Unregistered Sales of Equity Securities
On June 1, 2024, the maturity date of the 2024 Notes, the Company issued 0.3 million common shares in connection with the settlement of $126.2 million principal amount of 2024 Notes that remained outstanding at maturity. The common shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information, see Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, item 1 of this Quarterly Report on Form 10-Q.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During second quarter 2024, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934, as amended):

	Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Rajesh Pankaj	Adopt	May 9, 2024	X		6,300 [1]	May 30, 2025
Derek Aberle	Adopt	May 20, 2024	X		2753[2]	June 30, 2025
Josh Schmidt	Adopt	May 22, 2024	X		1,424 [1]	March 28, 2025
John Kritzmacher	Adopt	June 21, 2024	X		3,014	June 30, 2025
Samir Armaly	Adopt	June 24, 2024	X		770[2]	June 30, 2025
Jean Rankin	Adopt	June 24, 2024	X		599[2]	June 30, 2025
Derek Aberle	Adopt	June 25, 2024	X		685[2]	June 30, 2025
John Markley, Jr.	Adopt	June 25, 2024	X		856	June 30, 2025
1.) With respect to grants that have not yet vested, assumes shares withheld for tax purposes consistent with the individual’s tax rate. With respect to milestone awards, assumes no milestones are achieved prior to the expiration of the trading plan.
2.) Number of shares to be sold represents the individual's estimated tax liability associated with the vesting of the RSU grants covered by the trading arrangement.

Compensation Arrangements
On July 30, 2024, the Human Capital Committee (the “Committee”) of the Board of Directors of the Company amended the terms governing the Company’s performance-based equity awards (“Awards”) to provide that, in the event of a Change in Control (as defined in the Company’s 2017 Equity Incentive Plan, as amended (the “Plan”)), such Awards will be deemed earned based on the greater of target or actual performance, measured as of the day immediately prior to the Change in Control. Additionally, the terms governing Awards of Options (as defined in the Plan) will be amended to remove the requirement that shares of the Company’s stock issued upon settlement of an Option must not be disposed or transferred by the holder for two years following the vesting date of such Option. These amendments will apply to all outstanding and all future performance-based awards issued under the Plan. All other terms of the awards, including the service-based vesting schedules initially applicable to such Awards and any other provisions relating to termination following a Change in Control, remain unchanged.
Additionally, on July 30, 2024, the Committee amended the Company’s Executive Severance and Change in Control Policy (the "Policy") to provide that, in the case of a COC Qualified Termination (as defined in the Policy), “Tier 1” employees of the Company, currently consisting solely of the Company’s Chief Executive Officer, will receive a lump sum payment of (i) 200% of the executive’s base salary, decreased from 250%, and (ii) 200% of the executive’s target bonus under the Company’s short-term incentive plan, increased from 100%. All other terms of the Policy, including other amounts payable upon a COC Qualified Termination, remain unchanged.
The amendments described herein are qualified entirely by reference to the amended forms of Award agreement and the amended Policy, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†10.1	Amended InterDigital Inc. Executive Severance and Change in Control Policy.
†10.2	2017 Equity Incentive Plan, Form of Term Sheet for Performance-Based Restricted Stock Unit Awards (revised July 2024).
†10.3	2017 Equity Incentive Plan, Form of Term Sheet for Performance-Based Stock Option Awards (revised July 2024).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

†	Management contract or compensatory arrangement.
+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: August 1, 2024	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: August 1, 2024	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer