Form 10-Q
period 2024-09-30
InterDigital, Inc.
filed 2024-10-31
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,343,734
Title of Class	Outstanding at October 29, 2024

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$401,090	$437,076
Short-term investments	412,120	569,280
Accounts receivable	212,420	117,292
Prepaid and other current assets	128,106	43,976
Total current assets	1,153,736	1,167,624
Property and equipment, net	10,872	11,566
Patents, net	299,567	313,001
Deferred tax assets	110,739	128,967
Other non-current assets, net	150,436	149,656
Total assets	$1,725,350	$1,770,814
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$454,250	$578,752
Accounts payable	8,015	7,846
Accrued compensation and related expenses	38,966	32,665
Deferred revenue	156,885	153,597
Dividends payable	11,366	10,226
Other accrued expenses	42,289	98,042
Total current liabilities	711,771	881,128
Long-term debt	18,302	29,019
Long-term deferred revenue	216,665	223,866
Other long-term liabilities	56,075	55,252
Total liabilities	1,002,813	1,189,265
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,137 and 69,507 shares issued and 25,242 and 25,580 shares outstanding	701	694
Additional paid-in capital	794,644	742,981
Retained earnings	1,654,774	1,462,070
Accumulated other comprehensive gain (loss)	134	(647)
Treasury stock, 44,895 and 43,927 shares of common stock held at cost	(1,727,716)	(1,623,549)
Total shareholders' equity	722,537	581,549
Total liabilities and shareholders' equity	$1,725,350	$1,770,814

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$128,679	$140,106	$615,714	$444,070
Operating expenses:
Research and portfolio development	48,331	50,253	147,851	149,560
Licensing	27,467	21,522	149,212	59,534
General and administrative	13,539	14,678	41,665	38,686
Total operating expenses	89,337	86,453	338,728	247,780

Income from operations	39,342	53,653	276,986	196,290

Interest expense	(10,681)	(12,683)	(34,086)	(36,911)
Other income, net	12,554	14,725	33,483	42,303
Income before income taxes	41,215	55,695	276,383	201,682
Income tax provision	(7,025)	(8,541)	(50,877)	(29,715)
Net income	$34,190	$47,154	$225,506	$171,967
Net loss attributable to noncontrolling interest	—	(787)	—	(3,016)
Net income attributable to InterDigital, Inc.	$34,190	$47,941	$225,506	$174,983
Net income per common share — Basic	$1.36	$1.82	$8.92	$6.42
Weighted average number of common shares outstanding — Basic	25,149	26,285	25,286	27,259
Net income per common share — Diluted	$1.14	$1.72	$7.84	$6.19
Weighted average number of common shares outstanding — Diluted	30,034	27,812	28,759	28,261

Cash dividends declared per common share	$0.45	$0.40	$1.25	$1.10

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$34,190	$47,154	$225,506	$171,967
Unrealized gain (loss) on investments, net of tax	1,366	30	781	(1,230)
Comprehensive income	$35,556	$47,184	$226,287	$170,737
Comprehensive loss attributable to noncontrolling interest	—	(787)	—	(3,016)
Total comprehensive income attributable to InterDigital, Inc.	$35,556	$47,971	$226,287	$173,753
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	105,259	—	—	—	—	105,259
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,739)	(1,739)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized loss on short-term investments	—	—	—	—	579	—	—	—	579
Dividends declared ($0.35 per share)	—	—	259	(9,708)	—	—	—	—	(9,449)
Exercise of common stock options	13	—	687	—	—	—	—	—	687
Issuance of common stock, net	132	1	(6,709)	—	—	—	—	—	(6,708)
Share-based compensation	—	—	7,790	—	—	—	—	—	7,790
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	—	—	—	(203,381)
Balance, March 31, 2023	69,329	$693	$719,129	$1,384,243	$(337)	42,255	$(1,484,056)	$5,629	$625,301
Net income attributable to InterDigital, Inc.	—	—	—	21,783	—	—	—	—	21,783
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(490)	(490)
Net change in unrealized loss on short-term investments	—	—	—	—	(1,839)	—	—	—	(1,839)
Dividends declared ($0.35 per share)	—	—	360	(9,633)	—	—	—	—	(9,273)
Exercise of common stock options	1	—	12	—	—	—	—	—	12
Issuance of common stock, net	42	—	(1,389)	—	—	—	—	—	(1,389)
Share-based compensation	—	—	8,740	—	—	—	—	—	8,740
Repurchase of common stock	—	—	—	—	—	548	(42,489)	—	(42,489)
Balance, June 30, 2023	69,372	$693	$726,852	$1,396,393	$(2,176)	42,803	$(1,526,545)	$5,139	$600,356
Net income attributable to InterDigital, Inc.	—	—	—	47,941	—	—	—	—	47,941
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(787)	(787)
Net change in unrealized loss on short-term investments	—	—	—	—	30	—	—	—	30
Dividends declared ($0.40 per share)	—	—	328	(10,676)	—	—	—	—	(10,348)
Issuance of common stock, net	59	1	(2,888)	—	—	—	—	—	(2,887)
Amortization of unearned compensation	—	—	10,335	—	—	—	—	—	10,335
Repurchase of common stock	—	—	—	—	—	653	(56,858)	—	(56,858)
BALANCE, SEPTEMBER 30, 2023	69,431	$694	$734,627	$1,433,658	$(2,146)	43,456	$(1,583,403)	$4,352	$587,782

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$—	$581,549
Net income attributable to InterDigital, Inc.	—	—	—	81,652	—	—	—	—	81,652
Net change in unrealized loss on short-term investments	—	—	—	—	(495)	—	—	—	(495)
Dividends declared ($0.40 per share)	—	—	343	(10,490)	—	—	—	—	(10,147)
Issuance of common stock, net	131	2	(8,637)	—	—	—	—	—	(8,635)
Share-based compensation	—	—	9,386	—	—	—	—	—	9,386
Repurchase of common stock	—	—	—	—	—	277	(29,019)	—	(29,019)
Balance, March 31, 2024	69,638	$696	$744,073	$1,533,232	$(1,142)	44,204	$(1,652,568)	$—	$624,291
Net income attributable to InterDigital, Inc.	—	—	—	109,664	—	—	—	—	109,664
Net change in unrealized loss on short-term investments	—	—	—	—	(90)	—	—	—	(90)
Dividends declared ($0.40 per share)	—	—	443	(10,495)	—	—	—	—	(10,052)
Issuance of common stock, net	39	—	(1,580)	—	—	—	—	—	(1,580)
Share-based compensation	—	—	9,655	—	—	—	—	—	9,655
Repurchase of common stock	—	—	—	—	—	344	(35,111)	—	(35,111)
Settlement of the 2024 Notes	324	3	(3)	—	—	—	—	—	—
Settlement of the 2024 Hedges	—	—	37,120	—	—	324	(37,120)	—	—
Balance, June 30, 2024	70,001	$699	$789,708	$1,632,401	$(1,232)	44,872	$(1,724,799)	$—	$696,777
Net income attributable to InterDigital, Inc.	—	—	—	34,190	—	—	—	—	34,190
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	1,366	—	—	—	1,366
Dividends declared ($0.45 per share)	—	—	451	(11,817)	—	—	—	—	(11,366)
Exercise of common stock options	1	—	11	—	—	—	—	—	11
Issuance of common stock, net	53	1	(4,602)	—	—	—	—	—	(4,601)
Share-based compensation	—	—	9,081	—	—	—	—	—	9,081
Repurchase of common stock	—	—	—	—	—	23	(2,917)	—	(2,917)
Settlement of the 2024 Warrants	82	1	(5)	—	—	—	—	—	(4)
BALANCE, SEPTEMBER 30, 2024	70,137	$701	$794,644	$1,654,774	$134	44,895	$(1,727,716)	$—	$722,537
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$225,506	$171,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,165	58,698
Non-cash interest income, net	(8,290)	(9,800)
Non-cash change in investments	329	(9,370)
Change in deferred revenue	(3,913)	(3,933)
Deferred income taxes	18,020	2,635
Share-based compensation	28,122	26,865
Other	—	2,616
Increase in assets:
Receivables	(95,128)	(16,390)
Deferred charges and other assets	(81,333)	(54,384)
(Decrease) Increase in liabilities:
Accounts payable	(2,092)	881
Customer deposit	(76,100)	76,100
Accrued compensation and other expenses	22,208	(8,567)
Net cash provided by operating activities	79,494	237,318
Cash flows from investing activities:
Purchases of short-term investments	(445,434)	(671,612)
Sales of short-term investments	618,642	627,906
Purchases of property and equipment	(1,928)	(3,167)
Capitalized patent costs	(33,506)	(27,992)
Long-term investments	1,576	567
Net cash provided by (used in) investing activities	139,350	(74,298)
Cash flows from financing activities:
Payments on long-term debt	(139,069)	—
Payments of debt issuance costs	—	(100)
Repurchase of common stock	(66,726)	(302,728)
Net proceeds from exercise of stock options	11	699
Non-controlling interest contribution	—	1,750
Taxes withheld upon restricted stock unit vestings	(14,816)	(10,984)
Dividends paid	(30,425)	(29,106)
Net cash used in financing activities	(251,025)	(340,469)
Net decrease in cash, cash equivalents and restricted cash	(32,181)	(177,449)
Cash, cash equivalents and restricted cash, beginning of period	442,961	703,161
Cash, cash equivalents and restricted cash, end of period	$410,780	$525,712
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2024, the results of our operations for the three and nine months ended September 30, 2024 and 2023 and our cash flows for the nine months ended September 30, 2024 and 2023. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024. Definitions of capitalized terms not defined herein appear within our 2023 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information:	2024	2023
Interest paid	$9,311	$9,312
Income taxes paid, including foreign withholding taxes	37,269	30,117
Non-cash investing and financing activities:
Settlement of the 2024 Hedge Transactions	37,120	—
Dividend payable	11,366	10,348
Right-of-use assets obtained in exchange of operating lease liabilities	2,023	93
Accrued capitalized patent costs and property and equipment purchases	(2,261)	334
Unsettled repurchase of common stock	—	1,853

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
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
Recurring revenues:
Smartphone	$74,184	$88,376	$(14,192)	(16)%
CE, IoT/Auto	23,830	15,659	8,171	52%
Other	620	441	179	41%
Total recurring revenues	98,634	104,476	(5,842)	(6)%
Catch-up revenues [a]	30,045	35,630	(5,585)	(16)%
Total revenues	$128,679	$140,106	$(11,427)	(8)%

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Recurring revenues:
Smartphone	$221,738	$260,882	$(39,144)	(15)%
CE, IoT/Auto	67,824	43,177	24,647	57%
Other	1,878	1,063	815	77%
Total recurring revenues	291,440	305,122	(13,682)	(4)%
Catch-up revenues [a]	324,274	138,948	185,326	133%
Total revenues	$615,714	$444,070	$171,644	39%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static fixed-fee agreements.
During the nine months ended September 30, 2024, we recognized $119.8 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2024, we had contract assets of $161.1 million included within "Accounts receivable" in the condensed consolidated balance sheet. As of December 31, 2023, we had contract assets of $94.6 million included within "Accounts receivable" in the condensed consolidated balance sheet.

Contracted Revenue
Based on contracts signed and committed as of September 30, 2024, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2024	$84,979
2025	330,439
2026	237,275
2027	227,858
2028	215,821
Thereafter	265,882
Total Revenue	$1,362,254
(a)    This table includes estimated revenue related to our Samsung arbitration. In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.
3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash currently consist of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of September 30, 2024, December 31, 2023 and September 30, 2023 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Cash and cash equivalents	$401,090	$437,076	$518,483
Restricted cash included within prepaid and other current assets	9,690	5,885	7,229
Total cash, cash equivalents, and restricted cash	$410,780	$442,961	$525,712
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Four licensees comprised 85% and 84% of our accounts receivable balances of September 30, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$400,422	$—	$—	$400,422
Commercial paper	—	95,932	—	95,932
U.S. government securities	—	192,507	—	192,507
Corporate bonds, asset backed and other securities (c)	—	134,039	—	134,039
Total	$400,422	$422,478	$—	$822,900

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$430,707	$—	$—	$430,707
Commercial paper (b)	—	174,991	—	174,991
U.S. government securities	—	256,850	—	256,850
Corporate bonds, asset backed and other securities (c)	—	149,693	—	149,693
Total	$430,707	$581,534	$—	$1,012,241
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of December 31, 2023, $5.7 million of commercial paper was included within cash and cash equivalents.
(c)As of September 30, 2024 and December 31, 2023, $10.4 million and $6.5 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Non-Recurring Fair Value Measurements
Patents
During the nine months ended September 30, 2023, we incurred a one-time impairment of $2.5 million on our patents held for sale. We determined the fair value based upon evaluation of market conditions.
Investment in Other Entities
During the three and nine months ended September 30, 2024, we recognized net gains of $0.3 million and $1.8 million, respectively, resulting from fair value changes of our long-term strategic investments, which was included within “Other income, net” in the condensed consolidated statement of income.

During the three and nine months ended September 30, 2023, we recognized gains of $6.1 million and $9.4 million, respectively, resulting from fair value changes of one of our long-term strategic investments, which was included within “Other income, net” in the condensed consolidated statement of income.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of September 30, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	September 30, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$454,250	$855,554	$460,000	$452,830	$677,230
2024 Senior Convertible Long-Term Debt	$—	$—	$—	$126,174	$125,922	$171,130
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of September 30, 2024 and December 31, 2023 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$18,302	$16,584	$29,019	$28,859

4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Deposits	$40,643	$—
Prepaid assets	35,019	9,353
Tax receivables	25,257	19,835
Restricted cash	9,690	5,885
Other current assets	17,497	8,903
Total Prepaid and other current assets	$128,106	$43,976
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Tax receivables	$87,331	$76,740
Goodwill	22,421	22,421
Long-term investments	20,667	31,895
Right-of-use assets	15,840	15,746
Other non-current assets	4,177	2,854
Total Other non-current assets, net	$150,436	$149,656

The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued legal fees	$20,616	$10,338
Customer deposit	—	76,100
Other accrued expenses	21,673	11,604
Total Other accrued expenses	$42,289	$98,042
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Deferred compensation liabilities	$19,560	$18,413
Operating lease liabilities	16,819	17,385
Other long-term liabilities	19,696	19,454
Total Other long-term liabilities	$56,075	$55,252
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
The 2027 Notes will be convertible into cash up to the aggregate principal amount of the notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). From the period January 1, 2024 through December 31, 2024, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions ("2027 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also, on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions ("2027 Warrant Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock. As of September 30, 2024, the warrants under the 2027 Warrant Transactions had a weighted average strike price of $106.31 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
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
At maturity on June 1, 2024, the Company issued 0.3 million shares to settle the 2024 Notes that had been converted by holders. This issuance was effectively offset by our receipt of 0.3 million shares from the settlement of the 2024 Note Hedge Transactions. The 2024 Warrants settle during the period September 3, 2024 through December 17, 2024 on a net-share basis. 0.1 million shares have been issued related to the 2024 Warrant Transactions as of September 30, 2024, and warrants to acquire 1.1 million shares of common stock at an initial strike price of approximately $109.43 per share, subject to adjustment, remain outstanding.
The following table reflects the carrying value of our Convertible Notes long-term debt as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	—	126,174
Less: Deferred financing costs	(5,750)	(7,422)
Net carrying amount of the Convertible Notes	454,250	578,752
Less: Current portion of long-term debt	(454,250)	(578,752)
Long-term net carrying amount of the Convertible Notes	$—	$—
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2024 and 2023 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three months ended September 30,
	2024			2023
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$—	$4,025	$4,025	$631	$4,656
Amortization of deferred financing costs	483	—	483	448	147	595
Total	$4,508	$—	$4,508	$4,473	$778	$5,251

	Nine months ended September 30,
	2024			2023
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$12,075	$1,059	$13,134	$12,075	$1,893	$13,968
Amortization of deferred financing costs	1,419	252	1,671	1,315	433	1,748
Total	$13,494	$1,311	$14,805	$13,390	$2,326	$15,716
Technicolor Patent Acquisition Long-Term Debt
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor SA ("Technicolor"), a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). In conjunction with the Technicolor Patent Acquisition, we assumed Technicolor’s rights and obligations under a joint licensing program with Sony relating to digital televisions and standalone computer display monitors, which commenced in 2015 (the "Madison Arrangement"). An affiliate of CPPIB Credit Investments Inc. ("CPPIB Credit"), a wholly owned subsidiary of Canada Pension Plan Investment Board, is a third-party investor in the Madison Arrangement. CPPIB Credit made certain payments to Technicolor and Sony and agreed to contribute cash to fund certain capital reserve obligations under the arrangement in exchange for a percentage of future revenues, specifically through September 11, 2030 in regard to the Technicolor patents.

Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2024 and December 31, 2023 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2024, we recognized $0.6 million and $2.2 million, respectively, of interest expense related to this debt, compared to $1.1 million and $2.5 million during the three and nine months ended September 30, 2023, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly. We made $12.9 million in payments to CPPIB Credit during the nine months ended September 30, 2024, and no payments were made during the nine months ended September 30, 2023.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of September 30, 2024, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
6. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Lenovo
In fourth quarter 2024, the Company reached an agreement with Lenovo Group Limited and certain of its subsidiaries (“Lenovo”) to enter into binding arbitration to determine the final terms of a new patent license agreement, which will be effective from January 1, 2024. As part of the agreement to arbitrate, both parties have agreed to dismiss all pending litigations between them.
UK Proceedings
In August 2019, the Company and certain of its subsidiaries filed a claim in the UK High Court against Lenovo. The claim, as amended, alleged infringement of five of the Company’s patents relating to 3G and/or 4G/LTE standards. The Company sought, among other relief, injunctive relief to prevent further infringement of the asserted patents or, in the alternative, a determination of the terms of a FRAND license.
Between 2021 and 2023, three of the Company’s European Patents were found by UK courts to be valid, essential and infringed by Lenovo. In March 2023, the UK High Court issued an order staying all deadlines with respect to the fourth and fifth technical trials.

On March 16, 2023, the UK High Court issued its order regarding judgment in the trial to determine how much Lenovo must pay for a license to the Company’s portfolio of cellular assets, awarding the Company a lump sum of $138.7 million for such license through December 31, 2023. On June 27, 2023, the court issued an order awarding the Company an additional $46.2 million, thus increasing the total award to $184.9 million, which was paid on July 11, 2023. The court also found that the Company should pay a portion of Lenovo’s costs and granted both parties permission to appeal on certain grounds. Both parties appealed certain aspects of the ruling, and in July 2024, the UK Court of Appeal ruled in favor of InterDigital and awarded the Company an additional amount of $55.2 million to a total of approximately $240.1 million. It rejected Lenovo’s appeal in its entirety and confirmed that Lenovo must pay for all of its past sales starting from 2007 through December 31, 2023. The court also found that Lenovo should pay the Company’s costs for the appeal and reduced the costs that Lenovo was awarded from the initial decision. Lenovo sought permission to appeal, and permission to appeal was refused by the UK Court of Appeals. Lenovo filed an application to the UK Supreme Court requesting permission to appeal on August 9, 2024; Lenovo withdrew its application to appeal in October 2024 following entry into the arbitration agreement described above.
On September 24, 2023, Lenovo filed a new claim in the UK High Court, which alleged invalidity of two of the Company’s patents relating to 4G/LTE standards. Lenovo sought, among other relief, a declaration that the patents at issue were invalid, not essential, and not infringed, revocation of the patents at issue, and a declaration that, upon expiration of the current license in 2023, Lenovo is licensed under terms to be determined by the UK High Court through 2028 or, in the alternative, a determination of the terms of a FRAND license. In October 2023, Lenovo filed a request for an order that the Company indicate whether it is prepared to give an unconditional undertaking to enter into a global license on terms set by the UK Court, or failing that, a declaration that the Defendants are unwilling licensors; a hearing was held in December 2023 during which Lenovo agreed to stay its application. The Company filed a jurisdiction challenge in October 2023, and a hearing on such challenge took place in April 2024, following which, the jurisdiction challenge was denied. In November 2023, Lenovo filed an application seeking an expedited FRAND trial and an interim license until a FRAND decision is issued in the UK. A hearing on the interim license was held in February 2024; in March 2024 the UK High Court denied Lenovo’s request for the interim license. A FRAND trial was set for June-July 2025.
District of Delaware Patent Proceedings
In August 2019, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the District of Delaware (the "Delaware District Court") against Lenovo alleging that Lenovo infringes eight of the Company’s U.S. patents by making, using, offering for sale, and/or selling Lenovo wireless devices with 3G and/or 4G LTE capabilities. As relief, InterDigital sought: (a) a declaration that the Company is not in breach of its relevant FRAND commitments with respect to Lenovo; (b) to the extent Lenovo does not agree to negotiate a worldwide patent license, does not agree to enter into binding international arbitration to set the terms of a FRAND license, and does not agree to be bound by the terms to be set by the UK High Court in the separately filed UK proceedings described above, an injunction prohibiting Lenovo from continued infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) attorneys’ fees and costs.
In June 2023, the parties requested that the entire case be stayed pending resolution of all appeals in the UK proceedings, and this request was granted.
District of Delaware Antitrust Proceedings
In April 2020, Lenovo and Motorola Mobility LLC filed a complaint in the Delaware District Court against the Company and certain of its subsidiaries, alleging that the Company defendants violated Sections 1 and 2 of the Sherman Act in connection with, among other things, their licensing of 3G and 4G standards essential patents ("SEPs"). The complaint further alleged that the Company defendants have violated their commitment to the ETSI with respect to the licensing of 3G and 4G SEPs on FRAND terms and conditions. The complaint sought, among other things (i) rulings that the Company defendants have violated Sections 1 and 2 of the Sherman Act and are liable for breach of their ETSI FRAND commitments, (ii) a judgment that the plaintiffs are entitled to a license with respect to the Company’s 3G and 4G SEPs on FRAND terms and conditions, and (iii) injunctions against any demand for allegedly excessive royalties or enforcement of the Company defendants’ 3G and 4G U.S. SEPs against the plaintiffs or their customers via patent infringement proceedings.
In June 2020, the Company filed a motion to dismiss Lenovo’s Sherman Act claims with prejudice, and to dismiss Lenovo’s breach of contract claim with leave to re-file as a counterclaim in the Company’s legal proceeding against Lenovo in the Delaware District Court discussed above.
In March 2021, the Delaware District Court dismissed the Sherman Act Section 1 claim without prejudice, denied the motion to dismiss the Sherman Act Section 2 claim, and consolidated the Section 2 and breach of contract claims with Company’s Delaware patent proceeding discussed above.

International Trade Commission and Companion District Court Proceedings
In September 2023, the Company and certain of its subsidiaries filed a complaint in the United States International Trade Commission (the "International Trade Commission") alleging that Lenovo infringes five of the Company’s U.S. patents by making, using, offering for sale, and/or selling certain electronic devices, including smartphones, computers, tablet computers, and components thereof that infringe certain claims of the asserted patents. As relief, the Company sought: (a) a limited exclusion order against Lenovo barring from entry into the United States all of Lenovo’s products that infringe the asserted patents; (b) cease and desist orders prohibiting Lenovo from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products; and (c) a bond during the 60-day Presidential review period. An evidentiary hearing was held in August 2024.
Also in September 2023, the Company and certain of its subsidiaries filed a complaint in the United States District Court for the Eastern District of North Carolina (the "North Carolina District Court") alleging that Lenovo infringes those same five of the Company’s U.S. patents. As relief, the Company sought: (a) a finding that Lenovo is liable for infringement of the asserted patents; (b) an injunction against further infringement; (c) damages, including enhanced damages for willful infringement and supplemental damages; and (d) costs.
Germany Proceedings
In September 2023, the Company filed a complaint with the Munich Regional Court against Lenovo and certain of its affiliates, alleging infringement of a European patent relating to cellular 4G/LTE and/or 5G standards. The Company sought, among other relief, injunctive relief to prevent further infringement of the asserted patents. In May 2024, the Munich Regional Court issued a judgment finding Lenovo infringed the Company’s European patent and that the Company complied with its FRAND obligations while Lenovo did not; the Court ordered Lenovo to cease and desist selling infringing products. The Company served Lenovo with an enforcement note of the judgment in May 2024. Lenovo appealed the judgment and requested a stay of the enforcement of the judgment, and in June 2024, the Munich Regional Court rejected Lenovo’s request.
Oppo, OnePlus and realme
In fourth quarter 2024, the Company entered into a license agreement with Guangdong Oppo Mobile Telecommunications Corp., Ltd. (“Oppo”) and certain of its subsidiaries and affiliates, (collectively, “Oppo Group”). As part of the license agreement, both parties have agreed to dismiss all pending litigations between them.
UK Proceedings
In December 2021, the Company filed a patent infringement claim in the UK High Court against Oppo and certain of its affiliates, OnePlus Technology (Shenzhen) Co., Ltd. (“OnePlus”) and certain of its affiliates, and realme Mobile Telecommunications (Shenzhen) Co., Ltd. (“realme”) and certain of its affiliates, collectively, Oppo Group, alleging infringement of the Company’s European patents relating to cellular 3G, 4G/LTE or 5G standards. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
In March 2023, the parties agreed to stay all technical trials. The FRAND trial to determine the royalties to be paid under the license with Oppo was held in March and April 2024; a second hearing was held in September 2024 regarding the parties’ submissions relating to the UK Court of Appeal’s decision in the Lenovo litigation.
India Proceedings
In December 2021, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court in New Delhi, India against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme Mobile Telecommunication (India) Private Limited, alleging infringement of certain of the Company’s Indian patents relating to cellular 3G, 4G/LTE, and/or 5G, and HEVC standards. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. In February 2024, the Delhi High Court granted the Company’s application for pro tem security, and Oppo appealed. Evidentiary trial proceedings began in October 2024 and were expected to take place through December 2024.
Germany Proceedings
In December 2021, a subsidiary of the Company filed three patent infringement claims, two in the Munich Regional Court and one in the Mannheim Regional Court, against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates, alleging infringement of certain of the Company’s European patents relating to cellular 3G, 4G/LTE and/or 5G standards. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Regional Court held hearings in March and December 2023, and in December 2023, the Munich Regional Court issued a decision finding infringement and issuing an injunction against Oppo. Oppo appealed this decision. In March and November 2023, the Munich Regional Court entered stays of the proceedings in respect of specific patents.

China Proceedings
In January 2022, the Company was informed that Oppo had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court (the “Guangzhou IP Court”) seeking a determination of a global FRAND royalty rate for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs. In May 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Guangzhou IP Court. The Guangzhou IP Court denied the application, and the Company appealed that decision. The Supreme People’s Court denied the appeal, and an initial evidentiary hearing was held in October 2023.
Spain Proceedings
In March 2022, a subsidiary of the Company filed patent infringement claims in the Barcelona Commercial Courts against Oppo and certain of its affiliates, OnePlus and certain of its affiliates, and realme and certain of its affiliates. The Company filed an amended complaint in April 2022, alleging infringement of certain of its European patents relating to cellular 3G, 4G/LTE and/or 5G standards. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. Evidentiary trial proceedings were scheduled to take place in May 2025.
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
Tesla
On December 5, 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. On March 8, 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard on May 24-25 and June 4, 2024, and on July 15, 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court, and a hearing on costs and permission to appeal is scheduled for July 30, 2024. On July 16, 2024, Tesla sought permission to appeal the decision; the Company also sought permission to appeal on two limited grounds conditionally, should Tesla’s request for an appeal be granted. The appeal hearing is scheduled to take place on December 2-3, 2024.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2024, except as noted above.

7. INCOME TAXES
In the nine months ended September 30, 2024 and 2023, the Company had an estimated effective tax rate of 18.4% and 14.7%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in revenue in certain foreign jurisdictions. The effective tax rate in the nine months ended September 30, 2023 was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the nine months ended September 30, 2023 would have been 13.4%. During both the nine months ended September 30, 2024 and 2023, the Company recorded discrete net benefits of $4.3 million and $2.9 million, respectively, primarily related to share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the nine months ended September 30, 2024 and 2023, the Company paid approximately $14.5 million and $8.4 million, respectively, in foreign source creditable withholding tax.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income applicable to InterDigital, Inc.	$34,190	$47,941	$225,506	$174,983
Weighted-average shares outstanding:
Basic	25,149	26,285	25,286	27,259
Dilutive effect of stock options, RSUs, and warrants	2,446	784	1,389	669
Dilutive effect of convertible securities	2,439	743	2,084	333
Diluted	30,034	27,812	28,759	28,261
Earnings per share:
Basic	$1.36	$1.82	$8.92	$6.42
Dilutive effect of stock options, RSUs, and warrants	(0.11)	(0.05)	(0.40)	(0.15)
Dilutive effect of convertible securities	(0.11)	(0.05)	(0.68)	(0.08)
Diluted	$1.14	$1.72	$7.84	$6.19

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units and stock options	—	1	1	142
Warrants	6,056	7,488	7,002	7,488
Total	6,056	7,489	7,003	7,630

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
9. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and investment income	$9,175	$11,763	$31,078	$33,697
Other	3,379	2,962	2,405	8,606
Other income, net	$12,554	$14,725	$33,483	$42,303

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
Subsequent Events
In October 2024, we entered into a patent license agreement with Oppo Group. The agreement covers Oppo, realme and OnePlus branded mobile devices worldwide. As part of the agreement, both parties have agreed to dismiss all pending litigations between us. We expect to recognize revenue related to the patent license agreement beginning in fourth quarter 2024.
In October 2024, we entered into an arbitration agreement with Lenovo to determine the terms of a new patent license. As part of the agreement to arbitrate, both parties have agreed to dismiss all pending litigations between them. We expect to recognize revenue related to the arbitration agreement, on an estimated basis, beginning in fourth quarter 2024.
New Agreements
In September 2024, we signed new patent license agreements with TPV, a major manufacturer of a range of digital TVs under various brands. These agreements license TPV to InterDigital’s extensive portfolio of HEVC patents as well as DTV patents licensed through InterDigital´s joint licensing program with Sony. Additionally, in August 2024, we signed a signed a new license agreement with Panasonic.
Notes, Hedge, and Warrant Transactions
A portion of the 2024 Warrant Transaction settled during third quarter 2024 resulting in the issuance of 0.1 million shares. As of September 30, 2024, 1.1 million warrants at an initial strike price of approximately $109.43 per share, subject to adjustment, remain outstanding and will settle, on a net-share basis, during the period October 1, 2024 to December 17, 2024. Additionally, 5.9 million warrants remain outstanding related to the 2027 Warrant Transactions at a weighted average strike price of $106.31 per share, subject to adjustment, which mature on a net-share basis beginning September 2027 through April 2028.
During third quarter 2024, the 2027 Notes had a dilutive impact of 2.4 million shares, which are offset from an economic standpoint by the 2027 Note Hedge Transactions and would result in no incremental shares being issued upon conversion. However, under GAAP, we are required to exclude the impact of the shares received from the 2027 Note Hedge Transactions counterparties from the calculation of weighted average diluted shares outstanding.
Assuming a share price of $150, we would issue 0.3 million and 1.7 million of common shares related to the 2024 and 2027 Warrant Transactions, respectively. Refer to "Financial Position, Liquidity, and Capital Resources — Convertible Notes" for further information regarding how changes in our stock price would affect the number of shares issuable related to the 2024 Warrant Transactions and the 2027 Warrant Transactions.
Return of Capital to Shareholders
During the third quarter 2024, we returned $14.5 million to shareholders, including $11.4 million, or $0.45 per share, of cash dividends declared and $3.1 million through the repurchase of shares of common stock. Additionally, we announced an increase to the quarterly cash dividend from $0.40 to $0.45 per share, beginning with the dividend paid in fourth quarter 2024.
As of October 31, 2024, there was $229.5 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item II - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.

Cash & Short-term Investments
As of September 30, 2024, we had $822.9 million of cash, restricted cash, and short-term investments and over $1.1 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the wireless patent license agreement with Samsung.
88% of our recurring revenue comes from fixed-fee royalties. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three and nine months ended September 30, 2024 and 2023, including the resulting operating cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash vs. Non-cash revenue:	2024	2023	2024	2023
Fixed fee cash receipts (a)	$160,300	$368,608	$384,990	$404,967
Other cash receipts (b)	10,025	4,032	35,746	37,620
Change in deferred revenue	(50,495)	(77,474)	3,913	3,933
Change in receivables	(11,220)	(167,222)	95,128	16,390
Other (c)	20,069	12,162	95,937	(18,840)
Total Revenue	$128,679	$140,106	$615,714	$444,070
Net cash provided by operating activities	$77,631	$310,610	$79,494	$237,318
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
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of September 30, 2024 (in thousands):

Deferred Revenue
Remainder of 2024	$52,406
2025	138,874
2026	139,057
2027	39,596
2028	1,141
Thereafter	2,476
Total Revenue	$373,550
Revenue
Total revenues of $128.7 million, which includes both recurring and catch-up revenues, decreased 8% compared to third quarter 2023 primarily due to catch-up revenues from the Lenovo HEVC agreement recognized in third quarter 2023, partially offset by revenues recognized from new agreements and the resolution of litigation. Third quarter 2024 recurring revenues were $98.6 million, compared to recurring revenues of $104.5 million in third quarter 2023. In third quarter 2024, revenues (in descending order) from Apple, Samsung, TPV, Lenovo, and Xiaomi each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --Third Quarter 2024 Compared to Third Quarter 2023" for further discussion of our 2024 revenue.

Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by inflation, supply chain issues, high interest rates, labor shortages, and the potential for a recession. These market factors, as well as the impacts of the Ukraine-Russia and Middle East conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing third quarter 2024 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our third quarter 2024 revenues include $30.0 million of catch-up revenues primarily related to new agreements and the resolution of litigation.
Operating Expenses
•During third quarter 2024, we recorded a $1.2 million one-time contra expense for a net litigation fee reimbursement. See Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the litigation proceedings.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents, and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. From time to time, we may engage in a variety of transactions to augment our liquidity position as our business dictates and to take advantage of favorable interest rate environments or other market conditions, including the incurrence or issuance of debt and the refinancing or restructuring of existing debt. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents, and short-term investments and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program, dividend program, and other contractual obligations discussed below in both the short-term over the next twelve months, and the long-term beyond twelve months.
Cash, cash equivalents, restricted cash, and short-term investments
As of September 30, 2024 and December 31, 2023, we had the following amounts of cash and cash equivalents, restricted cash, and short-term investments (in thousands):

	September 30, 2024	December 31, 2023	Increase / (Decrease)
Cash and cash equivalents	$401,090	$437,076	$(35,986)
Restricted cash included within prepaid and other current assets	9,690	5,885	3,805
Short-term investments	412,120	569,280	(157,160)
Total cash, cash equivalents, restricted cash, and short-term investments	$822,900	$1,012,241	$(189,341)
The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $251.0 million and cash used in investing activities of $33.9 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $79.5 million. Refer to the sections below for further discussion of these items.

Cash flows provided by operating activities
Cash flows provided by operating activities in the first nine months 2024 and 2023 (in thousands) were as follows:

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$79,494	$237,318	$(157,824)
Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $157.8 million change in net cash provided by operating activities was driven by increased cash operating expenses primarily due to increased revenue share costs from new patent license agreements and lower cash receipts primarily due to cash receipts from new agreements signed in both periods and timing of cash receipts from existing patent license agreements. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Total Cash Receipts	$420,736	$442,587	$(21,851)
Cash Outflows:
Cash operating expenses [a]	258,441	159,601	98,840
Income taxes paid [b]	37,269	30,117	7,152
Total cash outflows	295,710	189,718	105,992

Other working capital adjustments	(45,532)	(15,551)	(29,981)

Cash flows provided by operating activities	$79,494	$237,318	$(157,824)
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $78.7 million and $2.4 million in first nine months 2024 and 2023, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by investing activities for first nine months 2024 was $139.4 million, a $213.6 million change from $74.3 million of net cash used in investing activities in first nine months 2023. During first nine months 2024, we sold $173.2 million of short-term marketable securities, net of purchases, and capitalized $35.4 million of patent costs and property and equipment purchases. During first nine months 2023, we purchased $43.7 million of short-term marketable securities, net of sales, and capitalized $31.2 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first nine months 2024 was $251.0 million, a change of $89.4 million from $340.5 million the first nine months 2023. This change was primarily attributable to a $236.0 million decrease in share repurchases, of which $203.4 million was related to the Company's modified "Dutch auction" tender offer in first quarter 2023. This change was partially offset by $139.1 million of payments on our long-term debt, of which $126.2 million was related to the maturity of the 2024 Notes.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2024 was approximately $373.6 million, a net decrease of $3.9 million from December 31, 2023. This decrease in deferred revenue was primarily due amortization of deferred revenue recognized in the period, partially offset by cash receipts on new and existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2024 deferred revenue balance of $373.6 million by $156.9 million over the next twelve months.

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
A portion of the 2024 Warrant Transactions settled during third quarter 2024 resulting in the issuance of 0.1 million shares related to the 2024 Warrant Transactions. As of September 30, 2024, 1.1 million warrants at an initial strike price of approximately $109.43 per share, subject to adjustment, remain outstanding and will settle during the period October 1, 2024 to December 17, 2024 on a net-share basis.
From the period January 1, 2024 through December 31, 2024, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (initial conversion price of approximately $77.49 per share), or above the strike price of the warrants (weighted average strike price of $106.31 per share), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the 2027 Notes and the 2027 Warrant Transactions based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 5, "Obligations," the 2027 Notes are convertible into cash up to the aggregate principal amount to be converted and any remaining obligation may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes outstanding as of September 30, 2024, and the approximately 5.9 million warrants related to the 2027 Notes, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2027 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the 2027 Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2027 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the 2027 Notes, exercise of the warrants subject to the 2027 Warrant Transactions, and settlement of the 2027 Note Hedge Transactions (in thousands):

	2027 Notes					2024 Warrants
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)	Shares Issuable Upon Exercise of the 2024 Warrant Transactions
$110	1,766	208	1,974	(1,766)	208	8
$120	2,115	686	2,801	(2,115)	686	102
$130	2,409	1,091	3,500	(2,409)	1,091	182
$140	2,662	1,438	4,100	(2,662)	1,438	250
$150	2,881	1,739	4,620	(2,881)	1,739	310
$160	3,073	2,002	5,075	(3,073)	2,002	362
$170	3,242	2,234	5,476	(3,242)	2,234	408
$180	3,392	2,440	5,832	(3,392)	2,440	448
$190	3,527	2,625	6,152	(3,527)	2,625	485
$200	3,648	2,791	6,439	(3,648)	2,791	517
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Third Quarter 2024 Compared to Third Quarter 2023
Revenues
The following table compares third quarter 2024 revenues to third quarter 2023 revenues (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
Recurring revenues:
Smartphone	$74,184	$88,376	$(14,192)	(16)%
CE, IoT/Auto	23,830	15,659	8,171	52%
Other	620	441	179	41%
Total recurring revenues	98,634	104,476	(5,842)	(6)%
Catch-up revenues [a]	30,045	35,630	(5,585)	(16)%
Total revenues	$128,679	$140,106	$(11,427)	(8)%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $128.7 million, which includes both recurring and catch-up revenues, decreased 8% from third quarter 2023 primarily due to catch-up revenues from the Lenovo HEVC agreement recognized in third quarter 2023, partially offset by revenues recognized from new agreements and the resolution of litigation.
Recurring revenues decreased 6% to $98.6 million primarily due to the 2023 expiration of Huawei and other agreements, which were partially offset by increased CE, IoT/Auto revenues.
In third quarter 2024 and 2023, 83% and 78%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In third quarter 2024 and 2023, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended September 30,
	2024	2023
Customer A	26%	24%
Customer B	20%	14%
Customer C	13%	—%
Customer D	12%	29%
Customer E	12%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2024 and third quarter 2023 by category (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
Research and portfolio development	$48,331	$50,253	$(1,922)	(4)%
Licensing	27,467	21,522	5,945	28%
General and administrative	13,539	14,678	(1,139)	(8)%
Total Operating expenses	$89,337	$86,453	$2,884	3%

Operating expenses increased to $89.3 million in third quarter 2024 from $86.5 million in third quarter 2023. The $2.9 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$6,089
Performance-based compensation	(1,376)
Net litigation fee reimbursement	(1,161)
Other	(668)
Total increase in operating expenses	$2,884
Operating expenses were relatively flat compared to third quarter 2023. Revenue share costs increased $6.1 million primarily due to the TPV and Samsung TV agreements signed in 2024, which are subject to the Madison revenue share arrangement. This increase was offset by a $1.4 million decrease in performance-based compensation mostly due to one-time performance-based compensation costs recognized in third quarter 2023 and $1.2 million net litigation fee reimbursements due to litigation successes.
Research and portfolio development expense: Research and portfolio development decreased $1.9 million primarily due to the above-noted decrease in performance-based compensation, as well as a decrease in patent amortization.
Licensing expense: Licensing expense increased $5.9 million primarily driven by the above-noted revenue share costs, partially offset by the one-time net litigation fee reimbursement.
General and administrative expense: General and administrative expense decreased by $1.1 million primarily due to the above-noted decreased performance-based compensation costs.
Non-Operating Income, net
The following table compares third quarter 2024 non-operating income, net to third quarter 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
Interest expense	$(10,681)	$(12,683)	$2,002	16%
Interest and investment income	9,175	11,763	(2,588)	(22)%
Other income, net	3,379	2,962	417	14%
Total non-operating income, net	$1,873	$2,042	$(169)	(8)%
Non-operating income, net was relatively flat with decreased interest expense mostly offsetting the decreased interest and investment income that is based on lower investment balances compared to third quarter 2023. The change in Other income, net was primarily due to a foreign currency translation net gain arising from translation of our foreign subsidiaries of $2.8 million in third quarter 2024, compared to a $2.2 million net loss in third quarter 2023 and due to fair value adjustments of our investments resulting in a $1.1 million net gain in third quarter 2024, compared to a $5.6 million net gain in third quarter 2023.
Income taxes
In third quarter 2024 and 2023, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 17.0% and 15.3%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in revenue in certain foreign jurisdictions. The effective tax rate in the three months ended September 30, 2023 was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for the three months ended September 30, 2023 would have been 14.4%.

First Nine Months 2024 Compared to First Nine Months 2023
Revenues
The following table compares first nine months 2024 revenues to first nine months 2023 revenues (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Recurring revenues:
Smartphone	$221,738	$260,882	$(39,144)	(15)%
CE, IoT/Auto	67,824	43,177	24,647	57%
Other	1,878	1,063	815	77%
Total recurring revenues	291,440	305,122	(13,682)	(4)%
Catch-up revenues [a]	324,274	138,948	185,326	133%
Total revenues	$615,714	$444,070	$171,644	39%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static agreements.
Total revenues of $615.7 million, which includes both recurring and catch-up revenues, increased 39% from the first nine months 2023 primarily due to catch-up revenues recognized from both new agreements and the resolution of litigation, partially offset by catch-up revenues related to the Lenovo UK proceedings and other previously announced agreements recognized in first nine months ended 2023.
Recurring revenues decreased 4% to $291.4 million, compared to $305.1 million in first nine months 2023, with increased CE, IoT/Auto revenue mostly offsetting the 2023 expiration of Huawei and other agreements.
In first nine months 2024 and 2023, 77% and 79% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2024 and 2023, the following companies accounted for 10% or more of our total revenue:

	Nine Months Ended September 30,
	2024	2023
Customer B	38%	13%
Customer D	23%	33%
Customer A	16%	23%
Customer F	<10%	10%

Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2024 and first nine months 2023 by category (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Research and portfolio development	$147,851	$149,560	$(1,709)	(1)%
Licensing	149,212	59,534	89,678	151%
General and administrative	41,665	38,686	2,979	8%
Total operating expenses	$338,728	$247,780	$90,948	37%

Operating expenses increased 37% to $338.7 million in first nine months 2024 from $247.8 million in first nine months 2023. The $90.9 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$76,280
Intellectual property enforcement	23,341
Performance-based compensation	6,033
Net litigation fee reimbursement	(11,898)
Other	(2,808)
Total increase in operating expenses	$90,948
The $90.9 million increase in operating expenses was driven by a $76.3 million increase in revenue share costs primarily related to the TPV and Samsung TV agreements and a $6.0 million increase in performance-based compensation due to higher accrual rates driven by licensing successes. Additionally, intellectual property enforcement costs increased $23.3 million due to costs associated with the Lenovo and Oppo proceedings, as well as the Samsung arbitration. These increases were partially offset by a change in the net litigation reimbursement contra expense of $4.4 million recorded in first nine months 2024 compared to $7.5 million of expense recorded in first nine months 2023.
Research and portfolio development expense: Research and portfolio development expense was flat compared to first nine months 2023.
Licensing expense: Licensing expense increased by $89.7 million primarily driven by the above-noted increased revenue share costs and intellectual property enforcement costs, partially offset by the one-time net litigation fee reimbursement.
General and administrative expense: The $3.0 million increase in general and administrative expense primarily resulted from the above-noted increases in performance-based compensation costs.
Non-Operating (Expense) Income, net
The following table compares first nine months 2024 non-operating expense, net to first nine months 2023 non-operating income, net (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Interest expense	$(34,086)	$(36,911)	$2,825	8%
Interest and investment income	31,078	33,697	(2,619)	(8)%
Other income, net	2,405	8,606	(6,201)	(72)%
Total non-operating (expense) income, net	$(603)	$5,392	$(5,995)	(111)%
Interest expense and interest and investment income were relatively flat compared to first nine months 2023, with the decreased interest and investment income mostly offset by the decreased interest expense. Other income, net changed primarily due to fair value adjustments of our investments resulting in a $4.6 million net gain in first nine months 2024, compared to a $10.5 million net gain in first nine months 2023.
Income taxes
In first nine months 2024 and 2023, we had an effective tax rate of 18.4% and 14.7%, respectively. The change in effective tax rate is due to a decrease in the amount of Foreign Derived Intangible Income deduction benefit available to the Company. In addition, the Company is subject to an increase in the Global Intangible Low-Tax Income inclusion derived from the increase in revenue in certain foreign jurisdictions. The effective tax rate in first nine months 2023 was impacted by losses in certain jurisdictions where the Company recorded a valuation allowance against the related tax benefit. Excluding this valuation allowance, our effective tax rate for nine months ended September 30, 2023 would have been 13.4%. In the nine months ended 2024 and 2023, we recorded a net discrete tax benefit of $4.3 million and $2.9 million, respectively, primarily related to share-based compensation.

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common shares during third quarter 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2024 - July 31, 2024	—	$—	—	$232,589,756
August 1, 2024 - August 31, 2024	—	$—	—	$232,589,756
September 1, 2024 - September 30, 2024	22,050	$138.61	22,050	$229,532,849
Total	22,050	$138.61	22,050
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
Unregistered Sales of Equity Securities
During third quarter 2024, the Company issued 0.1 million common shares in connection with the settlement of the 2024 Warrant Transactions. The common shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information, see Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, item 1 of this Quarterly Report on Form 10-Q.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

INTERDIGITAL, INC.

Date: October 31, 2024	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: October 31, 2024	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer