Form 10-K
period 2024-12-31
InterDigital, Inc.
filed 2025-02-06
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,892,976,073 as of June 30, 2024.
The number of shares outstanding of the registrant’s common stock was 25,684,041 as of February 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2025 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

PART I

Item 1.     BUSINESS.
Overview
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, video, artificial intelligence ("AI"), and related technologies. We design and develop foundational technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies providing such products and services, including makers of wireless communications devices, consumer electronics, internet of things ("IoT") devices, cars and other motor vehicles and providers of cloud-based services such as video streaming. As a leader in wireless technology, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G and today's most advanced Wi-Fi technologies. We are also a leader in video processing and video encoding/decoding technology used in video-enabled products and services. Our AI research effort is focused on the intersection of AI with both wireless and video technologies.
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2024, InterDigital's wholly owned subsidiaries held a portfolio of more than 33,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to communications and entertainment products and services. Our portfolio includes numerous patents and patent applications that we believe are or may be essential to existing standards, or may become essential to future standards, established by many Standards Development Organizations ("SDOs"). We have contributed technology to wireless standards including the 3G, 4G, and 5G cellular standards and the IEEE 802 suite of standards. We have contributed technology to video standards including standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal investment in a world-class research team, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the acquisitions of the research and innovation unit and patent licensing business of visual technology industry leader Technicolor SA and patents and applications created by internal development. Our patented inventions have been implemented in a wide variety of products, including smartphones, tablets, base stations, televisions, laptops, gaming consoles, set-top boxes, streaming devices, connected automobiles, and other consumer electronics and IoT products. Our patented inventions have also been implemented in a wide variety of services, such as video streaming, user generated content sharing, video conferencing, video gaming, and other cloud-based services.
InterDigital derives revenues primarily from licensing our patented innovations. In 2024 and 2023, our total revenues were $868.5 million and $549.6 million, respectively. Additional information about our revenues, profits, and assets, as well as additional financial data, is provided in the Consolidated Financial Statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
Our Strategy
Our strategy is to continue to be a leading innovator, designer and developer of fundamental, horizontal technologies and to receive fair compensation for this research by licensing our technology to the companies that benefit from including our patented innovations in their products and services.
To execute our strategy, we intend to:
•Continue to invest in advanced research to grow and enhance our patent portfolio. We intend to grow and enhance our worldwide patent portfolio in advanced wireless technology, video coding, AI, and other related technology areas by growing our investment in our industry-leading research and development organization, actively participating in SDOs and other industry consortia, and partnering with leading inventors and industry players to source and develop new technologies. We intend to protect our investment in this innovation by seeking patent coverage in countries around the world for the technologies we develop.
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

•Grow our patent-based revenue. We intend to grow our licensing revenue base by adding licensees in the existing product markets that we serve, expanding our licensing activities into video streaming and other cloud-based services and expanding into new product markets. These licensing efforts may be direct or executed in conjunction with licensing partnerships and other efforts, and may require the enforcement and defense of our intellectual property through litigation and other means.
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
As an early and ongoing participant in the digital wireless market, InterDigital has developed pioneering solutions for the cellular and Wi-Fi technologies that enable wireless transmission of voice, data and multimedia content in use today. That early involvement and our continued development of advanced digital wireless technologies have enabled us to create our significant worldwide portfolio of patents. InterDigital is also a leader in key video technologies, including 2D video coding and emerging technologies such as immersive video and AI-based video coding. Our current research efforts are focused on a variety of areas related to future technology and devices, including cellular wireless and WiFi technologies, advanced video coding and transmission, and AI. The InterDigital R&I team’s technical expertise is recognized by the worldwide wireless and video standards bodies where our delegates hold key leadership positions.
Our capabilities in the development of advanced technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. In 2024 and 2023, our research and portfolio development costs were $196.9 million and $195.3 million, respectively, and the largest portion of this expense has been personnel costs.
Wireless Technology
We have a long history of developing cellular technologies, including those related to CDMA and TDMA and OFDM/OFDMA and MIMO. Many of our inventions are being used in all 2G, 3G, 4G and 5G wireless networks and mobile terminal devices. We continue to be engaged in development efforts to build and enhance our 3GPP (as defined herein) technology portfolio in the current and future generations including 5G, 5G Advanced and 6G. The horizontal technologies we develop are essential to support a variety of use cases across several vertical market segments that use connected devices such as mobile phones, automobiles and autonomous vehicles, wearables, smart factories and smart homes, robots, drones and many other connected consumer electronic products including tablets and PCs. We are developing evolutionary and revolutionary solutions that enable connectivity in both licensed and unlicensed spectrum, terrestrial and non-terrestrial networks to provide ubiquitous coverage, across a large range of frequencies up to the terahertz (THz) wave bands.
Segments outside of 3GPP primarily fall within the scope of the IEEE 802 for WiFi devices and IETF standards for Internet protocols. Our IEEE 802 standards-based inventions are used in devices that are certified for WiFi 4/5/6/7 and provide improvements in spectral efficiency, higher throughput, reduced latency, energy efficiency and many other features. We continue to participate and develop new technologies towards WiFi 8 through our leadership positions in IEEE 802 and WiFi Alliance.

Advanced Video Coding and Transmission Technology
An important and growing segment of wireless traffic is devoted to video streaming. We have a rich history in developing advanced technologies that address the challenges of video products and services. Specifically, in the area of video research, we have a long history of research and innovation in technologies that provide the basis for nearly all of the modern video codecs. We have been actively engaged in video standards development work in the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET). Those efforts have focused on H264/Advanced Video Coding, H.265/High Efficiency Video Coding ("HEVC") versions 1 to 4, as well as development of the H.266/VCC and the MPEG Immersive (MPEG-I) standards suite. InterDigital R&I is now conducting research in groundbreaking technologies preparing for the next generation of video codecs beyond VVC, investigating new media coding such as point cloud compression, haptics or avatars using both traditional and AI-based techniques. Even codecs, such as AV1/VP9, developed by non-standard groups, use fundamental techniques we have been instrumental in developing.
Artificial Intelligence/Machine Learning (AI/ML)
InterDigital is using AI to drive both wireless and video standards towards the future, leveraging AI as a valuable tool to drive efficiency and new capabilities in wireless networks and in video compression and delivery systems. We are researching a variety of aspects of AI that can be applied to complex problems in video and wireless technologies. Those areas of research include: energy-efficient deep learning aimed at reducing the energy-intensive rollout of AI; design of novel video codecs based on deep learning techniques and optimized for different use cases (e.g., for machine consumption); and the integration of AI into current and next generation 3GPP wireless systems.
Patent Portfolio
As of December 31, 2024, our patent portfolio consisted of more than 33,000 patents and patent applications worldwide. The patents and applications comprising our portfolio relate predominantly to cellular wireless standards, including 3G, 4G and 5G technologies, other wireless standards, including 802.11 (Wi-Fi) technology, and a variety of video technologies and standards, such as HEVC and VVC. Our issued patents expire at differing times ranging from 2025 through 2044. We generally receive newly-issued patents on a weekly basis, which further extend the coverage of newly developed technologies and expiration dates of our patents.
Our Revenue Sources
Device-based Licensing Revenue
Companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of smartphones, tablets and other devices, and many consumer electronics products, such as televisions, personal computers and other devices, require a license under our patents. We have successfully entered into patent license agreements with many of the leading mobile communications and consumer electronics companies globally, including Amazon Technologies, Inc. ("Amazon"), Apple Inc. ("Apple"), Lenovo Group Limited ("Lenovo"), Google LLC ("Google"), LG Electronics, Inc. ("LG"), Guangdong OPPO Mobile Telecommunications Corp., Ltd. ("OPPO"), Samsung Electronics Co., Ltd. ("Samsung"), Sony Corporation of America ("Sony"), and Xiaomi Corporation ("Xiaomi"), among others.
Service-based Licensing Revenue Opportunities
We also believe that companies providing video streaming and certain other cloud services require a license under our patents, and we will seek to license our relevant assets to such companies. We launched our Video Services licensing program with an initial focus on the subscription-based video on demand (“SVOD”) and advertisement-based video on demand (“AVOD”) markets. Companies participating in these markets make, import, use or sell services making use of a number of video codecs and other technologies covered by our patent portfolio.
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
In 2016, InterDigital joined Avanci, the industry’s first marketplace for the licensing of cellular standards-essential technology for the IoT. The licensing platform brings together many of InterDigital’s peers in standards-essential technology leadership, and makes 2G, 3G, 4G, and 5G standards-essential patents available to IoT players in specific product segments with one flat-rate license. The Avanci licensing programs in specific product segments for the IoT industry will provide access to the entire applicable standards-essential cellular patent portfolios held by all of the platform participants, as well as any additions to their portfolios during the term of the license. Since December 2017, Avanci has primarily focused on the automotive market, and has signed patent license agreements with BMW Group, Audi, Porsche, Volkswagen, and Volvo Cars, among others, collectively representing over 80% of annual connected car shipments. Through Avanci, InterDigital’s cellular standard essential patents are also made available to certain other product verticals in the IoT area, such as smart meters and vehicle aftermarket products.
Overview of Smartphone, Consumer Electronics, IoT, and Video Services Industries
The primary markets for our wireless and video technologies are the smartphone, consumer electronics, IoT/Automotive, and video services markets. The smartphone market, with an estimated 1.2 billion units shipped worldwide in 2024, is driven by several large, global brands. The market rebounded in 2024 after several stagnant years due to the continued global uptake of 5G smartphones as well as the migration from feature phones to smartphones in emerging regions. Continued growth beyond 2024 is anticipated due in part to the introduction of new technologies and form factors.
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
IoT/Automotive is an important and relatively new market that is expected to result in a significant increase in the number of connected devices worldwide and unlock new business capabilities. Total global cellular IoT device shipments are expected to grow from approximately 450 million in 2024 to approximately 700 million by 2028. Automobiles represent a significant opportunity within the IoT market, with approximately 60 million connected vehicles shipped in 2024, which is expected to grow significantly in the future.
Video Services, a rapidly growing market, encompass a wide range of consumer video entertainment platforms, including SVOD, AVOD, Virtual Multichannel Video Programming Distributor ("vMVPD"), Free Ad-Supported Streaming TV ("FAST"), and social media platforms. Collectively, the Video Services market is expected to grow from approximately $370 billion of annual revenue in 2024 to approximately $500 billion of annual revenue by 2027.

Overview of Standardization
To achieve economies of scale and support interoperability among different participants, many wireless and consumer electronics products have been designed to operate in accordance with certain industry standards and common technical specifications. Wireless industry standards, for example, are formal requirements and guidelines for engineers, designers, manufacturers and service providers that regulate and define the use of the radio frequency spectrum in conjunction with providing detailed specifications for wireless communications products. The consumer electronics industry also implements many of the same standards, including standards related to Wi-Fi and increasingly, cellular technologies, as well as a broad range of video coding standards and technical specifications that enable the efficient rendering of video content. Technology related to these video coding standards also enable the media content and video streaming industries. New standards and specifications are typically adopted with each new generation of products and services, are often compatible with previous generations and are defined to ensure equipment interoperability and regulatory compliance.
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
Business Activities
2024 Patent Licensing Activity
During 2024, we entered into fourteen patent license agreements as discussed below.
Direct Licenses
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
In October 2024, we entered into a patent license agreement with OPPO. The agreement covers OPPO, realme and OnePlus branded mobile devices worldwide. As part of the agreement, both parties agreed to dismiss all pending litigations between us.
In October 2024, we entered into an arbitration agreement with Lenovo to determine the terms of a new patent license. As part of the agreement to arbitrate, both parties agreed to dismiss all pending litigations between us.
Additionally, we entered into licenses covering our technologies with Arcelik, Blu, Ericsson, Kyocera, Panasonic, Teltronic, TPV, and ZTE.
Customers Generating Revenues Exceeding 10% of Total 2024 Revenues
A small number of customers historically have accounted for a significant portion of our consolidated revenues. In fiscal 2024, revenues (in descending order) from Samsung, Lenovo, Apple, and OPPO each comprised 10% or more of our consolidated revenues. Additional information regarding revenue concentrations is provided in this Annual Report in Note 4, "Segment and Concentration Information" in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

In 2022, we agreed to renew our patent license agreement with Samsung and enter into binding arbitration to determine the final terms of the license, including the amount payable by Samsung under the new agreement. In 2023, we began recognizing revenue for Samsung at a conservative level consistent with the revenue we recognized from our patent license agreement that expired on December 31, 2022. We believe that it is likely the arbitration award will exceed the conservative estimate and require a true-up at the time of the award. The two-week arbitration hearing was held in July 2024, and we expect a decision in early 2025. Additionally, we recognized revenue from the Samsung TV agreement signed in 2024 as noted above in 2024 Patent Licensing Activity.
As discussed above in 2024 Patent Licensing Activity, in 2024 we entered into an arbitration agreement with Lenovo to determine the terms of a new patent license. We began recognizing revenue at a conservative level, consistent with Generally Accepted Accounting Principles in the United States ("GAAP"). Additionally, in 2024 we recognized revenues from the multi-year, worldwide, non-exclusive, royalty bearing license with Lenovo covering InterDigital’s HEVC patents that was signed in 2023.
In 2022, we renewed a multi-year, royalty-bearing, worldwide, and non-exclusive patent license agreement with Apple (the “Apple PLA”). The agreement sets forth terms covering Apple's business, including its sale of 3G, 4G, and 5G cellular and wireless-enabled products. The term of the Apple PLA extends through September 30, 2029.
In 2024, we entered into the above-noted patent license agreement with OPPO. The term of the OPPO patent license agreement extends through December 31, 2027, and we began recognizing revenue from this agreement in fourth quarter 2024.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may agree with such party to have royalties or other terms set by third party adjudicators (such as arbitrators) or, in certain circumstances, we may institute legal action against them. Enforcing our intellectual property through legal action is an important alternative to bilateral negotiations with respect to licensees who engage in the pernicious practice of "holdout". In recent years, courts in various jurisdictions have addressed “holdout” behavior, recognizing that fair, reasonable and non-discriminatory ("FRAND") obligations are bilateral and failure of implementers to act in a FRAND manner can result in certain penalties. We welcome this development as it incentivizes potential licensees to negotiate in a timely and reasonable fashion as well as providing a necessary balance to FRAND negotiations.
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
In addition, arbitration may be a particularly effective means for resolving disputes with prospective licensees concerning the appropriate FRAND terms and conditions for license agreements that include SEPs, particularly where negotiations have otherwise reached an impasse. Binding arbitration to resolve the terms and conditions of a worldwide FRAND license to our patent portfolio is an efficient and cost-effective mechanism, as it allows the parties to avoid piecemeal litigation in multiple jurisdictions and ensures that an enforceable patent license agreement that is consistent with FRAND commitments will be in place at the end of the arbitration process.
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
Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for patent licensing relationships or sale transactions. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any device, piece of equipment, or service that contains intellectual property, the manufacturer or implementer may need to obtain licenses from multiple holders of intellectual property. In licensing our patent portfolio, we compete with other patent holders for a share of the royalties that certain licensees may argue to be the total royalty that is supported by certain products or services, which they may argue face practical limitations. We believe that licenses under a number of our patents are required to manufacture and sell wireless products, as well as other consumer electronics devices, and to implement certain technology services. However, numerous companies also claim that they hold patents that are or may be essential or may become essential to standards-based technology deployed on wireless products, other consumer electronics devices and services. To the extent that multiple parties all seek royalties on the same product or service, the manufacturers could claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate licensing fees or rates for SEPs.
Sustainability
We believe our innovation provides the framework for a future increasingly shaped by the profound convergence of wireless, video, and AI technologies. As these technologies become more ubiquitous and deliver immense benefits across the global ecosystem, we believe it is important that the future we are enabling continues to be anchored by a core set of values, ethics, and principles. Our heritage of innovation has produced technologies that fundamentally improve efficiency and power consumption across billions of devices, network infrastructure, and delivered services. Our sustainability principles continue this legacy and shape our pursuit of a more sustainable, representative, diverse, and equitable world.
Our Nominating and Corporate Governance Committee has primary oversight over environmental, social and other sustainability matters, which it exercises in conjunction with the committees of the Board. In addition, our Chief Financial Officer oversees a committee of senior executives that steers the process of setting purpose, strategies, policies and goals related to economic, environmental and social topics. We are committed to sustainable business principles, to thinking long-term, and to making strategic decisions that adhere to our mission and values. We strive to focus and make progress on initiatives that matter most to our business, our employees, communities, and external stakeholders. Among other things, this means aligning our standards to the United Nations’ Sustainable Development Goals and its underlying principles around the environment, the workforce, anti-corruption, and human rights.

We are committed to driving positive progress towards reducing the environmental footprint that the deployment of 5G, wireless networks, and other video technologies will bring. While our business activities do not entail the same concerns related to manufacturing or raw materials sourcing and disposal, our corporate sustainability strategy addresses the following:
•investing in best practices to track and reduce our carbon footprint, including environmental considerations, and reporting related to data center needs;
•investigating and reducing unnecessary energy consumption;
•continuing to manage our environmental footprint with our office improvements; and
•supporting our employee community in reducing commuting impact through embracing a hybrid office schedule and offering mobility programs.
As a pure research business, we consider our carbon impact through our “handprint” and the ways our innovation and contributions to global standards empower energy efficiencies and sustainable outcomes. Our research not only offers significant advances in the operational performance of various systems, but also reduced environmental impact through efficiency improvements, reduced power consumption, and by altering the way that products are used, serviced, or maintained worldwide. We were named by LexisNexis as one of the top 100 companies whose innovation is helping progress towards achieving the United Nations’ Sustainable Development Goals.
InterDigital ranks among the industry leaders for highest patent quality for 5G and video codec patents. 5G technology is designed to efficiently use energy throughout its ecosystem and will play a significant role in promoting and attaining sustainability goals. We have published white papers exploring how 5G and the emerging IoT ecosystem might shape sustainability efforts for the ICT industry. While the proliferation of connected devices can drive increases in energy consumption, innovative solutions can mitigate these outcomes to help lower our carbon footprint and engage more sustainably. In fact, one of our reports found that by 2030, IoT deployment and its subsequent disruption of various industries is projected to save more than eight times the energy it consumes – which could help to save up to 230 billion cubic meters of water and eliminate up to one gigaton of CO2 emissions. Additionally, 5G technology has significant potential societal benefits, including promoting productivity-led economic growth, increasing medical diagnostic capabilities, creating more sustainable cities and communities, improving remote education, and reducing inequalities in education and income. We believe that the benefits to be derived from 5G are substantial and will be felt throughout society.
The foregoing discussion includes information regarding sustainability matters that we believe may be of interest to our shareholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations), as well as certain of our shareholders, may be interested in more detailed information on these topics. We encourage you to review our most recent Corporate Sustainability Report (located on our website) for more detailed information regarding our Corporate Sustainability governance, goals, priorities, accomplishments and initiatives, as well as the Corporate Governance section of our most recent Proxy Statement, and our Corporate Governance Principles and Practices (located on our website), for additional information regarding governance matters, including Board and Committee leadership, oversight, roles and responsibilities, and Director independence, tenure, refreshment and diversity. Nothing on our website, including the aforementioned reports and documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Human Capital
Overview
We are committed to making InterDigital an exceptional place to work, fostering a workplace where all employees feel valued, respected, included, and challenged. We aim to create an environment that attracts, engages, and retains a talented workforce that drives the company’s growth and long-term sustained success. Our Human Capital Committee is responsible for overseeing our policies and strategies related to culture and human capital.
As of December 31, 2024, we had approximately 430 employees worldwide, of whom approximately 220 employees based outside of the United States, nearly all of whom were full-time. Our employees in France are represented by works councils and are subject to collective bargaining agreements. None of our employees based in the United States or Canada are unionized or subject to collective bargaining agreements. Management believes that its relationships with our employees and works councils are strong and productive.

Health, Safety & Well-Being
Over the past few years, as our work and lifestyle have evolved, we’ve been dedicated to developing a flexible work model that supports our employees. This model offers the option to work full-time in the office, fully remotely, or a combination of both, ensuring we meet the diverse needs of our team. We provide holistic benefits and maintain company policies that promote a culture of wellness. We offer a minimum of twelve weeks of paid parental leave globally and have kept employees connected to volunteer opportunities that benefited both their mental health and communities through our ‘Charity Day’ paid time off program.
Compensation & Benefits
Our compensation program is designed to be market competitive, offering base salaries and incentives that reward individual contributions aligned with the Company’s strategy and mission. We provide a total compensation package that is competitive with the markets in which we operate, with individual pay differentiated based on performance, skills and experience. Our total rewards plans include base salary, short- and long-term incentives, healthcare benefits, retirement savings plans, well-being programs, hybrid work arrangements, and both monetary and social recognition across our global locations. In addition to comprehensive health benefits, employees may have access to location-specific perks, such as subsidized fitness programs, commuter benefits, wellness incentives, tuition reimbursement, and professional development opportunities. We routinely review our total rewards programs to ensure they remain competitive, supporting our ability attract and retain the diverse talent necessary for business growth.
Talent and Culture
Research, learning, and growth are fundamental to executing our promise to the world to innovate today to empower tomorrow. We believe our talent drives our business success and we focus on investing in our talent practices to provide the most benefit to our employees. Our Talent philosophy focuses on cultivating a culture of high performance, career development, and employee engagement, empowering our workforce its full potential. Our Talent Acquisition strategy is aligned with this philosophy and supports InterDigital’s cultural values and business objectives. Through targeted talent programs, we are able to attract and retain top talent by offering opportunities for learning and career advancement. We take a proactive approach by regularly evaluating our talent offerings and deploying strategies that promote actionable experiences to attract, develop, and retain top talent.
Our company values are central to our operations and talent practices. In 2024, we redefined these values based on employee feedback to better align with our evolving culture. These values are now integrated into our learning practices and will be incorporated into future goal setting and performance management practices.
Our Leadership Development model, available to all employees, provides a comprehensive suite of tools and resources for growth across four key areas; thought leadership, results leadership, people leadership, and self-leadership. Recognizing that all employees are leaders at every level, this model is integrated into our culture and recruitment strategies to align with our competency model. The development of leadership skills is pivotal in fostering our culture of innovation, inclusivity, and collaboration. Leaders have access to a range of structured development and learning experiences, including performance management training, focused on behavior-based competencies and feedback practices. We encourage ongoing dialogue between leaders and employees, promoting ongoing development and empowering employees to leverage create meaningful and actionable development plans that drive personal and company growth.
InterDigital encourages all employees to participate in internal and external development opportunities, including, training sessions, workshops, and industry conferences. We invest in these opportunities to support employee growth, which in turn, drives organizational success. These experiences enhance employee knowledge and skills while contributing valuable perspectives to our Company.
We continue to invest in processes to assess and develop talent, including a formalized annual performance evaluation program, critical skills and potential analysis, and succession planning for key and senior roles. All employees undergo an annual performance review and participate in our engagement survey efforts. The performance review process includes bi-annual assessments of individual performance, allowing employees to assess their own achievements and receive feedback on goals and development opportunities. In 2024, we conducted an engagement pulse survey to supplement our broader 2023 survey efforts, providing additional insights into our strengths in fostering an innovative and inclusive culture, and areas for continued improvement to be a winning team.
We believe our workplace culture, values, and competitive compensation and benefits are critical to maintaining low levels of attrition, thereby enabling us to attract and retain top talent. For the year ended December 31, 2024, our voluntary attrition percentage was less than 5%.

Our Inclusive Global Workforce
We participate in the highly competitive process of advancing communication, video, and AI technologies through our engagement with global SDOs. To succeed in the global marketplace, we require a highly educated, skilled, and specialized workforce, and we believe maintaining a diverse and inclusive environment is essential. We are a company of world-class inventors that strive to foster a diverse and stimulating environment where creative, intelligent, and ambitious people can develop and grow.
Our workforce reflects significant global diversity, with approximately 430 employees representing nearly 60 countries and approximately 71% male employees and 29% female employees. Our goal is to provide an environment where employees are empowered to leverage their unique experiences and backgrounds to drive collaboration and technological innovation, and ultimately allow us to execute on our business plans.
The foregoing discussion includes information regarding Human Capital matters intended to address topics of interest to shareholders generally. We recognize that other stakeholders including customers, employees, organizations, and some shareholders, may seek more detailed insights on these topics. We encourage stakeholders to review the “Human Capital” section of our most recent Corporate Sustainability Report, available on our website, for further details on our Human Capital programs and initiatives, which includes our most recent Consolidated EEO-1 reports detailing our workforce composition. Nothing on our website, including the Consolidated EEO-1 reports and our Corporate Sustainability Report, or any sections thereof, shall be deemed incorporated by reference into this Annual Report.
Geographic Concentrations
See Note 4, "Segment and Concentration Information," in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our headquarters are located in Wilmington, Delaware. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania; New York, New York; Los Altos, California; Montreal, Canada; London, United Kingdom; and Rennes, France. We are also a party to leases for several smaller research and/or office spaces, including in Melville, New York; Indianapolis, Indiana; Brussels, Belgium; Espoo, Finland; Paris, France, and Beijing, China. In addition, we own an administrative office space in Washington, District of Columbia.
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
As part of our business strategy, we regularly seek to expand our revenue opportunities both organically and inorganically. In particular, we have expanded our licensing activities beyond device-based licensing revenue to certain video and cloud-based service providers. The market for licensing video and cloud-based services is not as developed as device-based licensing programs. As a result, video and cloud-based service providers do not have a significant volume of comparable agreements against which to compare our offers and may use this as a reason to delay our negotiations with such providers. Additionally, our pricing models may not reflect the value of our technologies in the eyes of our customers. And, because this market is less developed, holdout behavior may be more likely than in device licensing. Service providers may also opt to use alternative technologies for which we have little or no patent coverage. Accordingly, we may not be able to enter into license agreements with these providers on terms that are favorable to us, or at all. Services revenue is a key component of our future growth, and if we are unable to successfully launch and execute a services licensing program, we will not reach our revenue targets, and our business, financial condition and prospects could be harmed.
Challenges relating to our ability to enter into new license agreements and renew existing license agreements could cause our revenue and cash flow to decline.
We face challenges in entering into new patent license agreements. Most implementers of our technology do not voluntarily seek to enter into license agreements with us before they commence manufacturing and/or selling devices that use our patented inventions. The process of identifying users of our inventions and negotiating license agreements with reluctant prospective licensees requires significant time, effort and expense. Some infringers may act in bad faith, by attempting to hold out on taking a license altogether or behaving opportunistically in license negotiations. Even good faith negotiations are often very long and complex, involving significant company time and resources. Given these challenges, we cannot ensure that we will be able to enter into patent license agreements either at all or on terms acceptable to us. Additionally, given the large number of implementers using our patented inventions, we may not be able to identify all potential licensees. Once identified, it is not feasible for us to seek licenses from all users of our patented technologies, so we have to make strategic decisions with respect to which companies we should approach for license negotiations. Uncertainty related to entry into new license agreements could impact our forecasts and ultimately, revenue, cash flow and business.
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
Royalties or other terms under our patent license agreements could be subject to determination through arbitration or other third-party adjudications or regulatory or court proceedings, and arbitrators, judges or other third-party adjudicators or regulators could make unfavorable determinations.
Historically, we strive for the terms of our patent license agreements, including royalties, to be reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Samsung and Lenovo pursuant to binding arbitration agreements, to have royalties and any other disputed terms set by third party adjudicators (such as arbitrators). We have no guarantee that the royalties or other terms set by arbitrators, courts or other third parties will be favorable to us. It is possible that courts or regulators could decide to set or otherwise determine the FRAND consistency of such terms or the manner in which such terms are determined, including by determining a worldwide royalty for our SEPs. Changes to or clarifications of our obligations to be prepared to offer licenses to SEPs on FRAND terms and conditions could require such terms, including our royalties, to be determined through third party adjudications. Finally, we and certain of our current and prospective licensees have initiated, and we and others could in the future initiate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators to set FRAND terms and conditions for a worldwide license to our SEPs, or to determine the FRAND-consistency of current terms and conditions in our patent license agreements. Chinese courts have affirmed their position that in certain SEP licensing disputes, Chinese courts can set worldwide royalties, and in December 2023, one such court issued such a decision setting a worldwide royalty for Nokia’s cellular patents. We have faced similar proceedings with OPPO in China to determine a worldwide royalty for certain of our SEPs as well as royalty-setting proceedings in the UK initiated by Lenovo and Tesla. If any court or arbitration tribunal decision sets a worldwide royalty rate that is unfavorable to us, our standard essential patent portfolio could be significantly devalued as it relates to the FRAND royalty an implementer should pay, which could in turn negatively impact pricing with other licensees.

To the extent that our patent royalties for our patent license agreements are determined through arbitration or other third party adjudications or regulatory or court proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalties may be lower than our accounting estimates and/or comparable licenses. This could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow. Prospective customers may delay, and in some cases have delayed, negotiations on the basis of an adverse decision. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which could have an adverse effect on our licensing business more broadly.
We could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices.
Although we always seek to enter into licenses through bi-lateral negotiations, sometimes licensees are unwilling and litigation is necessary. This may be even more true with respect to video services licensing than device licensing since licensing efforts in this space are newer. While some companies seek licenses before they commence manufacturing and/or selling devices or services that use our patented inventions, the vast majority do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. If a third party implementer is unwilling to take a license on reasonable terms or in a reasonable time frame, or at all, we have in the past commenced, and may in the future commence, legal or administrative actions against such third parties to enforce our intellectual property rights. In turn, we have faced, and expect to continue to face, counterclaims and other legal proceedings that challenge the essential nature of our patents, or that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have and may continue to allege that we have not complied with certain commitments to standards-setting organizations and therefore that we are not entitled to the relief that we seek. Parties have also filed, and may in the future file, antitrust claims, unfair competition claims or regulatory complaints on that or other bases, and may seek damages and other relief based on such claims. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as inter partes proceedings in the USPTO or the China National Intellectual Property Administration, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Such parties may also seek to obtain a determination that our patents are not infringed, are not essential or are unenforceable.
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
Rulings in our legal proceedings, as well as those of third parties, may affect our strategies for patent prosecution, licensing and royalty setting and enforcement. For example, in the past, the USITC and U.S. courts, including the U.S. Supreme Court, have taken actions that have been viewed as unfavorable to patentees, including us. Decisions that occur in the U.S. or in international forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, claim construction, patent exhaustion, patent misuse, permissible licensing practices, available forums, and remedies such as damages and injunctive relief, in ways that are detrimental to the ability of patentees to enforce patents and obtain suitable relief. There are regularly discussions within the EC regarding potential regulations and policy changes that could determine how and whether a patent is essential to a standard. The risk of having our patents determined essential based on a single methodology or specific criteria and conditions associated with patent enforcement and licensing as imposed by the EC would affect our strategies as well. Ongoing uncertainty related to the feasibility and criteria used for this evaluation as well as the cost associated with such essentiality determination could impact the assessment of our SEP portfolio.
We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.
Our ability to license device manufacturers and service providers in China may be adversely affected by a deterioration in United States-China trade and geopolitical relations, our customers facing economic uncertainty there or our failure to establish a positive reputation in China.
Companies headquartered in China currently comprise a substantial portion of the handset manufacturers that remain unlicensed to our patent portfolio as well as manufacturers of other devices and services that use our patented inventions. Our ability to renew license agreements with current licensees in China as well as license new manufacturers is, among other things, affected by the macroeconomic and geopolitical climate, as well as our business relationships and perceived reputation in China. The U.S. and Chinese governments are regularly engaged in various trade discussions, and the U.S. State Department originally issued a travel advisory in January 2019 and reissued this travel advisory on January 11, 2023 advising U.S. citizens to exercise increased caution in China due to arbitrary enforcement of local laws. In January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement, which took steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement was an encouraging sign of progress in the trade negotiations between the U.S. and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. Additionally, President Trump has indicated that his administration would potentially impose greater restrictions on trade with China through significant increases in tariffs on goods imported into the U.S., which could increase tensions and create greater uncertainty in our business dealings in China and with Chinese companies. Our ability to renew or conclude new license agreements with such manufacturers could also be affected by economic uncertainty, particularly in the handset market, in China or by our failure to establish a positive reputation and relationships in China.
China is a key market for us, and any of these factors could harm our ability to execute our business plans there and could in turn cause our long-term business, financial condition and operating results to be materially adversely affected.
We may face setbacks in defending our patent licensing practices.
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
Royalties could decrease for future license agreements due to downward product pricing pressures and competition over patent royalties.
Royalty payments to us under future license agreements could be lower than anticipated. Certain licensees and others in the wireless and consumer electronics industries, individually and collectively, are demanding that royalties for patents be lower than historic royalties and/or should be applied to royalty bases smaller than the selling price of an end product (such as the “smallest salable patent practicing unit”). There is also increasing downward pricing pressure on certain wireless products, including handsets, and other consumer electronics devices that we believe implement our patented inventions, and some of our royalties are tied to the pricing of these devices. In addition, a number of other companies also claim to hold patents that are essential with respect to products we aim to license. Demands by certain licensees to reduce royalties due to pricing pressure or the number of patent holders seeking royalties on these technologies could result in a decrease in the royalties we receive for use of our patented inventions, thereby decreasing future revenue and cash flow.
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

Macroeconomic conditions may harm our business.
A decline in economic conditions, such as a recession, economic downturn or inflationary conditions in the U.S. or elsewhere could adversely affect our business. In particular, inflation has accelerated and remained high in the U.S. and globally. Trade tensions or restrictions on free trade, including the tariffs that have been proposed by President Trump, could exacerbate these effects. A majority of our revenue is derived from patent license agreements that provide for fixed payments that were negotiated before the recent rise in inflation. An inflationary environment can increase our cost of labor, as well as our other operating costs, without a corresponding increase in our revenue, which may have a material adverse impact on our operating results and financial condition.
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
We earn a significant amount of our revenues from a limited number of licensees or customers, and we expect that a significant portion of our revenues will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2024, Samsung, Lenovo, Apple, and OPPO each comprised 10% or more of our consolidated revenues. Further, because of the limited number of licensees and potential licensees, any opportunistic behavior during license negotiations by a company or companies using our technology could create large exposure for us. In the event that we are unable to renew one or more of such license agreements at all or on terms that are favorable to us, our future revenue and cash flow could be materially adversely affected. In the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. In addition, in the event that there is a material decrease in shipments of licensed products by one of our per-unit licensees, our revenues from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.
Additionally, there is significant concentration in the wireless communications industry in general, and these trends may continue. For example, in 2024, Samsung, Apple, and Xiaomi collectively accounted for over 50% of worldwide smartphone shipments, and we anticipate a similar level of concentration in worldwide shipments for future years. Any further concentration or sale within the wireless industry among handset providers may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenues and financial condition.
We may not be successful in growing our business inorganically, and any acquisitions or strategic reactions could create risk and/or fail to yield the anticipated benefits.
We regularly seek to expand our business opportunities through targeted acquisitions, research partnerships, joint ventures and licensing platforms. We face intense competition within our industry and otherwise for acquisitions of high-quality businesses, technologies and assets. As such, even if we are able to identify an acquisition target that we would like to acquire, we may not be able to complete the acquisition on commercially reasonable terms, or at all. If we are not able to consummate any of these inorganic growth opportunities on a reasonable time frame, on terms that are attractive to us or at all, we may not be able to grow our business in line with our expectations.

Additionally, acquisitions or other strategic transactions may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies or of any technologies we may acquire. The integration of acquired companies or businesses may result in significant challenges, including, among others: successfully monetizing any acquired technology, in particular outside of our core licensing programs; integrating new employees, technology and/or products; consolidating research and development operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. As a result, we may be unable to accomplish the integration smoothly or successfully. In addition, we cannot be certain that the integration of acquired companies, businesses, technology and/or intellectual property with our business will result in the realization of the full benefits that we anticipate will be realized from such acquisitions. Our plans to integrate and/or expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market, or the market may adopt solutions competitive to our technologies.
Our revenue may be affected by the deployment of future-generation wireless standards in place of 3G, 4G and 5G technologies or future-generation video standards, by the timing of such deployment, or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
We own an evolving portfolio of issued and pending patents related to 3G, 4G and 5G cellular technologies and non-cellular technologies including video coding technologies, and our patent portfolio licensing program for future-generation wireless standards or video coding standards may not be as successful in generating licensing income as our current licensing programs. Although we continue to participate in worldwide standards bodies and contribute our intellectual property to future-generation wireless and video coding standards, including standards that will define 5G and beyond, our technologies might not be adopted by the relevant standards. In addition, we may not be as successful in the licensing of future-generation products as we have been in licensing products deploying existing wireless and video coding standards, or we may not achieve a level of royalty revenues on such products that is comparable to that which we have historically received on products deploying existing wireless and video coding standards. Furthermore, if there is a delay in the standardization and/or deployment of 5G or future video coding standards, our business and revenue could be negatively impacted.
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
Competition for top talent is substantial. In order to be successful, we must attract, develop, and retain employees. Implementing our business strategy requires specialized engineering and other technical talent, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, have and could in the future attempt to hire our employees or employment candidates. Further, the increased availability of remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and may be able to offer compensation, benefits or work arrangements perceived as more desirable than what we are able to offer. If we are unable to recruit, retain, and motivate our employees, then we may not be able to innovate, execute on our strategy and grow our business as planned. Further, the cost and loss of efficiency related to turnover, particularly at senior levels, may be significant.

Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated. These attempts, which in some cases could be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. Advancements in technology, including artificial intelligence and machine learning, may continue to change the way bad actors seek to gain unauthorized access and disrupt systems, thereby increasing the risks of security breaches. Material security events could also require public disclosure, which could further harm our business or reputation. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business or personal information (whether through a breach of our own systems or the breach of a system of a third party that provides services to us) could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. In addition, to the extent that any future security breach results in inappropriate disclosure of our employees’, licensees’, or customers’ confidential and /or personal information, we may incur liability or additional costs to remedy any damages caused by such breach.
We face risks from doing business and maintaining offices in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. In addition, in recent years, we have expanded, and we may continue to expand, our international operations, opening offices in China, France and Finland. Accordingly, we are subject to the risks and uncertainties of operating internationally. Our international operations could exacerbate the other risk factors we have identified, and we could be affected by a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; retaliatory practices by foreign actors; currency control regulations; export license requirements and restrictions on the use of technology; social, economic and political instability; costly, time consuming and changing regulatory regimes; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; general delays in remittance of and difficulties collecting non-U.S. payments; foreign labor regulations; anti-corruption laws; public health issues; and difficulty in staffing and managing operations remotely. Managing operations and complying with relevant laws and regulations in China may be particularly complex, costly and time-consuming. We also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to reputational risks and legal liability.
There is significant focus from investors, customers and employees as well as other stakeholders concerning sustainability and governance matters. Current and prospective investors are utilizing this data to inform their decisions including investment and voting using a multitude of evolving score and rating frameworks. Additionally public interest and legislative pressure related to public companies' sustainability, governance and related practices continue to grow and evolve. We actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them.

Additionally, we are subject to various sustainability related reporting standards, which are rapidly evolving, and which have resulted in, and are likely to continue to result in, increased compliance costs and management attention. In particular, we are subject to both California and European Union reporting regimes on emissions and climate-related risks. Tracking and reporting the required metrics is costly and demands substantial attention. If our governance and reporting practices fail to meet the expectations of any of our stakeholders’ evolving standards, our reputation, brand and employee retention may be negatively impacted. If we do not adapt our strategy or execution quickly enough to meet the evolving expectations, our business, financial condition, results of operations and reputation could be adversely affected.
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
We are a U.S. multinational company subject to complex and changing tax laws in the United States and foreign jurisdictions where we do business. Significant judgement is required in determining our worldwide provision of income taxes. As a U.S. multinational company, we are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities, and we have ongoing tax audits in various jurisdictions. Any of these examinations could result in challenges to various positions we assert in our filings and could impact our tax liability, both for future and past tax years. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provisions and accruals. In such case, our income tax provision, results of operations and cash flows in the period or periods in which that determination is made could be negatively affected.

Our tax rate could be adversely affected by several factors beyond our control, including changes in tax laws, regulations, interpretations, tax rates, assessments and any related tax, interest or penalties. If we are deemed to owe additional taxes, it could negatively impact our business, financial condition, and results of operations. For example, most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived intangible income ("FDII"). Beginning in 2026, the effective tax rate for FDII increases from 13% to 16%. Further, if U.S. tax rates increase and/or the FDII deduction is eliminated or reduced, our provision for income taxes, results of operations and cash flows would be adversely affected. In France, where we have substantial operations, we benefit from research tax credits applicable to French technology companies, including the Crédit Impôt Recherche (CIR). While we have historically benefited from the CIR, the French government has recently challenged our eligibility for portions of the CIR that they previously accepted. We believe our estimates are reasonable and consistent with the regulation, but if this challenge is successful and our eligibility for the CIR is reduced, it could adversely impact our results of operations and cash flows. The French government could also eliminate or reduce the CIR entirely, which could harm our business.
Additionally, any new tax legislation, or any new guidance or interpretations of the same, could expose us to additional tax liabilities. For example, the OECD Model Rules under Pillar Two introduced a minimum corporate tax rate of 15% on multinational enterprises with annual consolidated revenue exceeding €750 million in at least two of the prior four years. Although this minimum tax has been adopted by various jurisdictions where we do business, including France and the UK, we are not yet subject to the minimum tax based on our revenues. If we become subject to the Pillar Two minimum tax, our business, results of operations and cash flows would be adversely affected.
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
Our strategic decisions about our patent portfolio involve risks, and the anticipated benefits of such actions may not be realized.
From time to time, we make strategic decisions about our patent portfolio, whether through a formal portfolio review or opportunistic dispositions. Cost savings expectations of any portfolio review are inherently uncertain and, therefore, we cannot provide assurance that we will achieve any expected, or any actual cost savings from any such action. Our portfolio review activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities. We have divested a number of assets, including as part of a recent strategic portfolio rationalization review. Any assets that we divest could turn out to be more valuable than we had anticipated and we may not realize the anticipated benefits of any strategic decision about our patent portfolio.
Due to cost constraints, we also regularly undertake strategic decisions in respect of where and how we file for patents. These decisions could later prove to be incorrect, which could ultimately harm our licensing potential or enforcement options, which could in turn harm our financial results and business prospects.
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
Our stock repurchase program may not return value to shareholders as it was designed to do because the market price of the stock may decline below the levels at which we repurchased shares of stock. Stock repurchase programs are intended to deliver shareholder value over the long term, but stock price fluctuations can reduce the effectiveness of such programs. In addition, our Board of Directors could choose to suspend or terminate the stock repurchase program at any time or not to renew the program.
Our shareholders may not receive the level of dividends provided for in our dividend policy or any dividend at all, and any decrease in or suspension of the dividend could cause our stock price to decline.
Our dividend policy contemplates the payment of a regular quarterly cash dividend of $0.60 per share on our outstanding common stock. We expect to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment and timing of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend or discontinue the payment of dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
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
Our total indebtedness as of December 31, 2024 was approximately $477 million. This level of debt could have significant consequences on our future operations, including:
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
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 2027 Notes.
The convertible note hedge transactions and warrant transactions that we entered into in connection with the offering of the 2027 Notes may affect the value of the such notes, and the market price of our common stock.
In connection with the 2027 Notes issuance, we entered into convertible note hedge transactions with certain financial institutions (the “option counterparties”) and sold warrants to the respective option counterparties. These transactions will be accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon any conversion of the notes. The warrants will have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.
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
Provisions of the 2027 Notes could discourage an acquisition of us by a third party.
Certain provisions of the 2027 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change under the indenture, holders of the notes will have the right, at their option, to require us to repurchase all of their applicable notes or any portion of the principal amount of the notes at a price of 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest. We may also be required to issue additional shares upon conversion in the event of certain fundamental change transactions. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.
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
InterDigital evaluates cybersecurity risks as part of our overall enterprise risk management. A cybersecurity steering committee of senior executives is responsible for assessing and managing cybersecurity risks. The steering committee meets annually to evaluate any changes to the Company’s exposure to cybersecurity risks, discuss potential mitigation plans and provide updates on mitigation efforts already underway. The steering committee is led by the Director of Cybersecurity & Networks, a cybersecurity professional with 20 years of experience and industry-recognized certifications. The Director of Cybersecurity & Networks reports directly to the Chief Information Officer ("CIO") and manages our cybersecurity team, which uses multiple internal and external sources to keep up to date on the latest threats and risks and manages a process to evaluate cybersecurity risks associated with third-party service providers.
Our cybersecurity team also maintains a comprehensive set of cybersecurity policies and standards. We continually reassess and review our cybersecurity strategy and policies, including through tabletop exercises, to identify and proactively address the constant changes in the global threat landscape. We also engage external vendors to assess the cybersecurity program as needed, including annual multi-stage penetration testing of our IT environment by independent third parties.
The Audit Committee of our Board oversees risk from cybersecurity threats. The Audit Committee of the Board and the full Board each receive quarterly updates on cybersecurity risks identified through the enterprise risk management processes described above.
The comprehensive set of cybersecurity policies and standards maintained by the cybersecurity team includes a security incident response framework. The framework is a set of coordinated procedures and tasks that the InterDigital incident response team executes to ensure timely and accurate reporting and resolution of computer security incidents. The framework details who, how and when appropriate persons or committees, including the CIO, cybersecurity steering committee, and Audit Committee are kept informed on the status of potential cybersecurity incidents. The CIO also presents a summary of recent incidents at each regular Audit Committee meeting.
Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. However, to date, cybersecurity threats have not materially affected us, including our business strategy, results of operations, or financial condition. We identify nation state-sponsored threat actors and the rise in sophistication and proliferation of criminal cyber threat actors and ransomware campaigns as top reasonable material risks to the business. The theft, unauthorized use or publication of our intellectual property and/or confidential business or personal information (whether through a breach of our own systems or the breach of a system of a third party that provides services to us) could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2.     PROPERTIES.
    Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France.
The following table sets forth information with respect to our principal leased properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Wilmington, Delaware	7,190	Corporate headquarters	November 2025
Rennes, France	33,000	Office and research space	August 2031
Conshohocken, Pennsylvania	30,300	Office and research space	September 2029
New York, New York	19,400	Office and research space	July 2030
Montreal, Quebec	11,918	Office and research space	June 2026
Los Altos, California	4,900	Office and research space	November 2027
London, United Kingdom	3,700	Office and research space	February 2031
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
Holders
As of February 4, 2025, there were 389 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2024 and 2023 were as follows (in thousands, except per share data):

2024	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.40	$10,155	$10,155
Second quarter	0.40	10,052	20,207
Third quarter	0.45	11,366	31,573
Fourth quarter	0.45	11,557	43,130
	$1.70	$43,130

2023
First quarter	$0.35	$9,449	$9,449
Second quarter	0.35	9,273	18,722
Third quarter	0.40	10,348	29,070
Fourth quarter	0.40	10,226	39,296
	$1.50	$39,296
We increased the quarterly cash dividend by $0.05 per share in both 2023 and 2024 to raise the dividend payable from $0.35 to $0.45 per share. In February 2025, we announced an additional increase in the quarterly cash dividend by $0.15 per share, beginning with the quarterly dividend payable in second quarter 2025. We currently expect to continue to pay dividends in accordance with our dividend policy; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.

Performance Graph
The following graph compares five-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Telecommunications index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2019 to 12/31/2024.

	12/19	12/20	12/21	12/22	12/23	12/24
InterDigital, Inc.	100.00	114.30	137.72	97.43	217.89	394.45
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Nasdaq Telecommunications	100.00	110.08	112.44	82.21	90.96	103.21
The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2024.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2024 - October 31, 2024	—	$—	—	$229,532,849
November 1, 2024 - November 30, 2024	—	$—	—	$229,532,849
December 1, 2024 - December 31, 2024	—	$—	—	$229,532,849
Total	—	$—	—
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
Item 6.     [RESERVED]

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K. The following section generally discusses our financial condition and results of operations for our fiscal year ended December 31, 2024 compared to our fiscal year ended December 31, 2023. A discussion regarding our financial condition and results of operations for December 31, 2023 compared to our fiscal year ended December 31, 2022 can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2024.
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

Business
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, video, artificial intelligence ("AI"), and related technologies. We design and develop foundational technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies providing such products and services, including makers of wireless communications devices, consumer electronics, internet of things ("IoT") devices, cars and other motor vehicles and providers of cloud-based services such as video streaming. As a leader in wireless technology, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G and today's most advanced Wi-Fi technologies. We are also a leader in video processing and video encoding/decoding technology used in video-enabled products and services. Our AI research effort is focused on the intersection of AI with both wireless and video technologies.
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2024, InterDigital's wholly owned subsidiaries held a portfolio of more than 33,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to communications and entertainment products and services. Our portfolio includes numerous patents and patent applications that we believe are or may be essential to existing standards, or may become essential to future standards, established by many Standards Development Organizations ("SDOs"). We have contributed technology to wireless standards including the 3G, 4G, and 5G cellular standards and the IEEE 802 suite of standards. We have contributed technology to video standards including standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others.
Our wireless portfolio has largely been built through internal investment in a world-class research team, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the acquisitions of the research and innovation unit and patent licensing business of visual technology industry leader Technicolor SA and patents and applications created by internal development. Our patented inventions have been implemented in a wide variety of products, including smartphones, tablets, base stations, televisions, laptops, gaming consoles, set-top boxes, streaming devices, connected automobiles, and other consumer electronics and IoT products. Our patented inventions have also been implemented in a wide variety of services, such as video streaming, user generated content sharing, video conferencing, video gaming, and other cloud-based services.
Revenue
In 2024 and 2023, our total revenues were $868.5 million and $549.6 million, respectively. Our recurring revenues were $408.4 million in both 2024 and 2023. In 2024 and 2023, we recognized $460.1 million and $141.2 million, respectively, of catch-up revenues as more fully discussed below. In 2024, fixed-fee royalties accounted for 89% of our recurring revenues. These fixed-fee revenues are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our recurring revenue was variable in nature due to the per-unit structure of the related license agreements.
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
New Agreements
During 2024, we entered into fourteen patent license agreements as discussed below.
Direct Licenses
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

In October 2024, we entered into a patent license agreement with OPPO. The agreement covers OPPO, realme and OnePlus branded mobile devices worldwide. As part of the agreement, both parties agreed to dismiss all pending litigations between us.
In October 2024, we entered into an arbitration agreement with Lenovo to determine the terms of a new patent license. As part of the agreement to arbitrate, both parties agreed to dismiss all pending litigations between us.
Additionally, we entered into licenses covering our technologies with Arcelik, Blu, Ericsson, Kyocera, Panasonic, Teltronic, TPV, and ZTE.
Expiration of License Agreements
Our patent license agreements with five licensees that expired between January 1, 2024 and December 31, 2024 have not yet been renewed. These patent license agreements contributed $17.2 million of recurring revenues in 2024.
Seven of our revenue generating patent license agreements are scheduled to expire at the end of 2025, including the Samsung TV agreement and the agreement with Xiaomi. Collectively, these expiring agreements not yet renewed accounted for $91.8 million, or approximately 22%, of recurring revenues in 2024.
We are actively working to renew these agreements on terms consistent with the licensees' respective market positions and utilization of our technology.
Notes, Hedge, and Warrant Transactions
Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for definitions of capitalized terms used below.
2024 Notes and Related Note Hedge and Warrant Transactions
On June 1, 2024, the 2024 Notes matured and we repaid $126.2 million in aggregate principal in cash and issued 0.3 million common shares to settle the remaining obligation. This issuance was effectively offset by our receipt of 0.3 million shares from the settlement of the 2024 Note Hedge Transactions. Additionally, the 2024 Warrant Transactions settled, on a net-share basis during September through December 2024 resulting in the issuance of 0.5 million shares.
2027 Notes and Related Note Hedge and Warrant Transactions
During 2024, the 2027 Notes had a dilutive impact of 2.2 million shares, which are offset from an economic standpoint by the 2027 Note Hedge Transactions and would result in no incremental shares being issued upon conversion. However, under GAAP, we are required to exclude the impact of the shares received from the 2027 Note Hedge Transactions counterparties from the calculation of weighted average diluted shares outstanding.
As of December 31, 2024, 5.9 million warrants remain outstanding related to the 2027 Warrant Transactions at a weighted average strike price of $106.22 per share, subject to adjustment, which mature on a net-share basis beginning September 2027 through April 2028. Assuming a share price of $175, we would issue 2.3 million of common shares related to the 2027 Warrant Transactions. Refer to "Financial Position, Liquidity, and Capital Resources — Convertible Notes" for further information regarding how changes in our stock price would affect the number of shares issuable related to the 2027 Warrant Transactions.
Intellectual Property Rights Enforcement
If we believe a party is required to license our patents in order to manufacture, use and/or sell certain products or services and such party refuses to do so, we typically offer such party to have royalties, or other terms, set by third party adjudicators (such as arbitrators). If the party refuses that offer and we believe they are unwilling to agree to a patent license on a fair, reasonable and non-discriminatory basis, we may have no other viable recourse but to institute legal action against them to enforce our patent rights. This legal action has typically taken the form of a patent infringement lawsuit or an administrative proceeding. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements as to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation. Such legal actions ultimately may be decided by the presiding court, third party adjudicator, or a negotiated resolution between the parties.

We initiated litigation against Lenovo and OPPO to enforce our intellectual patent rights in 2019 and 2021, respectively. Through these patent infringement actions, we successfully negotiated resolutions that resulted in patent license agreements being reached with OPPO in 2024 and Lenovo, with respect to our HEVC patents only, in 2023. Additionally, in 2024 we entered into an arbitration agreement with Lenovo to determine the terms of a new patent license for our cellular and other technologies. As part of these agreements, we and both third parties agreed to dismiss all pending litigations between us, and accordingly all litigations with Lenovo and OPPO have been dismissed as of fourth quarter 2024. Currently, our open enforcement actions include the arbitration proceedings with Lenovo and Samsung. The Samsung proceeding resulted from the arbitration agreement reached with Samsung Electronics, in which we agreed to binding arbitration to establish the royalties to be paid by Samsung for a worldwide license to certain of our patents. We expect a decision in early 2025. The Lenovo arbitration is in its early stages, and no schedule has been set yet.
These matters are more fully discussed in Note 12, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K.
In 2024, our intellectual property enforcement costs increased to $56.2 million, from $48.8 million in 2023. These costs represented 33% of our total licensing costs of $169.2 million in 2024. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Cash and Short-Term Investments
As of December 31, 2024, we had $982.4 million of cash, restricted cash, and short-term investments and an additional $1.4 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the Samsung and Lenovo arbitrations.
89% of our recurring revenue comes from fixed-fee royalties. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue on a quarterly basis for each of the last two years, including the resulting operating cash flow (in thousands):

	2024
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	Total
Fixed fee cash receipts (a)	$190,985	$33,705	$160,300	$240,945	$625,935
Other cash receipts (b)	10,773	14,583	9,919	12,700	47,975
Decrease (increase) in deferred revenue	27,542	26,866	(50,495)	20,422	24,335
Increase (decrease) in receivables	28,337	78,011	(11,220)	(24,118)	71,010
Other	5,905	70,328	20,175	2,853	99,261
Total Revenue	$263,542	$223,493	$128,679	$252,802	$868,516
Net cash provided by (used in) operating activities	$50,773	$(48,910)	$77,631	$192,034	$271,528

	2023
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	Total
Fixed fee cash receipts (a)	$26,953	$9,406	$368,608	$30,185	$435,152
Other cash receipts (b)	22,017	11,087	3,956	19,792	56,852
Decrease (increase) in deferred revenue	42,766	38,641	(77,474)	45,243	49,176
Increase (decrease) in receivables	90,856	92,756	(167,222)	47,720	64,110
Other	19,781	(50,299)	12,238	(37,422)	(55,702)
Total Revenue	$202,373	$101,591	$140,106	$105,518	$549,588
Net cash (used in) provided by operating activities	$(27,852)	$(45,440)	$310,610	$(23,585)	$213,733
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenues.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenues.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of December 31, 2024 (in thousands):

Deferred Revenue
2025	$178,009
2026	139,017
2027	39,486
2028	1,141
2029	1,206
Thereafter	1,269
Total	$360,128
Return of Capital
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “Share Repurchase Program”). Subsequently our Board of Directors authorized five $100 million increases to the program, an additional $333 million in December 2022, and an additional $235 million in December 2023, bringing the total amount of the Share Repurchase Program to nearly $1.4 billion. Since 2014, we have repurchased $1.1 billion of shares at an average price of $63.27, adjusted for dividends. This amount includes the $199.9 million, excluding fees, expenses and excise tax, repurchased as part of the modified “Dutch auction” tender offer in 2023. As of December 31, 2024, there was $229.5 million remaining under the Share Repurchase Program authorization.
Since January 2014, we have paid $437.5 million in dividends, bringing our total return of capital over this period to nearly $1.6 billion.
The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the Share Repurchase Program, cash dividends on outstanding common stock declared, and the total capital returned to our shareholders (in thousands):

	Share Repurchase Program		Cash Dividends Declared		Total Capital Returned to Shareholders
	# of Shares	Value	Per Share	Value
2024	644	$66,726	$1.70	$43,130	$109,856
2023	4,411	339,704	1.50	39,296	379,000
2022	1,224	74,445	1.40	41,949	116,394
2021	458	30,000	1.40	43,041	73,041
2020	6	349	1.40	43,111	43,460
2019	2,962	196,269	1.40	43,718	239,987
2018	1,478	110,505	1.40	47,922	158,427
2017	107	7,693	1.30	45,122	52,815
2016	1,304	64,685	1.00	34,359	99,044
2015	1,836	96,410	0.80	28,726	125,136
2014	3,554	152,625	0.70	27,153	179,778
Total	17,984	$1,139,411	$14.00	$437,527	$1,576,938
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

Comparability of Financial Results
When comparing our 2024 financial results against the financial results of other periods, the following items should be taken into consideration:
Revenue
•Our 2024 revenue includes $460.1 million of catch-up revenues primarily resulting from the Samsung TV and OPPO agreements entered into in 2024, as well as revenue recognized on the Lenovo cellular license resulting from the UK proceedings and arbitration agreement.
Operating Expenses
•In 2024, we incurred $68.8 million of nonrecurring revenue share costs associated with the catch-up revenues recognized in the period.
•In 2024, we recorded $4.4 million of one-time contra expenses for a net litigation fee reimbursement resulting from intellectual property enforcement successes.
•In 2024, we incurred $1.0 million of nonrecurring share-based compensation costs driven by licensing successes.
Non-Operating Income (Expense), Net
•In 2024, we recognized $2.0 million of net gains resulting from observable price changes of our long-term strategic investments, which was included within “Other income (expense), net” in the consolidated statement of income.
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
In accordance with GAAP, we use a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets are included in accounts receivable and represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our consolidated balance sheets. Contract assets due more than twelve months after the balance sheet date are included within other non-current assets.

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

Agreements with Multiple Performance Obligations
During 2024, we signed new fixed-fee agreements that had multiple performance obligations. Consistent with the revenue recognition policies disclosed above, we (1) identified the contract with the customer, (2) identified the performance obligations, (3) determined the transaction price, (4) allocated the transaction price to the performance obligations, and (5) recognized revenue as we satisfy the performance obligations. We allocated the transaction price to each performance obligation for accounting purposes using our best estimate of the term and value. The process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalties, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each performance obligation for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in the aggregate amount allocated to catch-up revenues under these agreements would have had on 2024 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to catch-up revenues	+5%	-%5
Change in revenue	$8,733	$(8,733)
Revenue from Non-financial Sources
During 2024, 2023, and 2022, approximately 2%, 3% and 4%, respectively, of our total revenue was based on the estimated fair value of non-financial consideration received, principally patents. The process for determining the value of revenue from non-financial sources requires estimating the fair value of patents received. We estimated the fair value of the patents in the above transactions using one of, or a combination of, an analysis of comparable market transactions (the market approach), a discounted cash flow analysis (the income approach) and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including identification of comparable market transactions, assumed royalties, projected sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five-percent change in the estimated aggregate value of the patents acquired would have had on 2024 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands):

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-5%
Revenue	$732	$(732)
Less: Patent amortization	614	(614)
Pre-tax income	$118	$(118)
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
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls and shortfalls related to share-based compensation was windfalls of $4.9 million and $3.1 million for the years ended 2024 and 2023, respectively, and shortfalls for the year ended 2022 of $0.4 million.
The below table summarizes our supplemental compensation expense for 2024, 2023 and 2022, in thousands:

	Year Ended December 31,
	2024	2023	2022
Short-term incentive compensation	$27,589	$19,780	$24,341
Time-based awards (a)	25,499	26,426	15,422
Performance-based awards (a)	20,756	10,035	8,155
Total supplemental compensation expense	$73,844	$56,241	$47,918
(a) For 2024, 2023 and 2022, approximately 1%, 3%, and 8%, respectively, of the aggregate expense associated with time-based and performance-based awards related to cash awards.
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
Between 2014 and 2024, we paid approximately $141.9 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss. If the matter had been resolved as of December 31, 2024, we would have recognized a loss up to $22.8 million based on exchange rates and prior competent authority resolutions.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents, and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. From time to time, we may engage in a variety of transactions to augment our liquidity position as our business dictates and to take advantage of favorable interest rate environments or other market conditions, including the incurrence or issuance of debt and the refinancing or restructuring of existing debt. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents, short-term investments, and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing stock repurchase program, dividend program, and other contractual obligations discussed below in both the short-term over the next twelve months, and the long-term beyond twelve months.
Cash, cash equivalents, restricted cash, and short-term investments
As of December 31, 2024 and 2023, we had the following amounts of cash, cash equivalents, restricted cash, and short-term investments (in thousands):

	December 31, 2024	December 31, 2023	Increase / (Decrease)
Cash and cash equivalents	$527,360	$437,076	$90,284
Restricted cash included within prepaid and other current assets	24,187	5,885	18,302
Short-term investments	430,848	569,280	(138,432)
Total cash, cash equivalents, restricted cash, and short-term investments	$982,395	$1,012,241	$(29,846)
The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $272.4 million and cash used in investing activities of $47.2 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $271.5 million. Refer to the sections below for further discussion of these items.

Cash flows from operations
We generated the following cash flows from our operating activities in 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Cash flows provided by operating activities	$271,528	$213,733	$57,795
Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $57.8 million change in net cash provided by operating activities was driven by higher cash receipts from new agreements and due to timing of cash receipts under existing agreements. This increase was partially offset by an increase in cash operating expenses primarily due to increased revenue share costs from new patent license agreements. The table below sets forth the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Total Cash Receipts	$673,910	$492,004	$181,906
Cash Outflows:
Cash operating expenses (a)	(313,125)	(211,525)	(101,600)
Income taxes paid (b)	(67,541)	(59,202)	(8,339)
Total cash outflows	(380,666)	(270,727)	(109,939)
Other working capital adjustments	(21,716)	(7,544)	(14,172)
Cash flows provided by operating activities	$271,528	$213,733	$57,795
(a) Cash operating expenses include operating expenses less depreciation of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $81.3 million and $3.3 million in 2024 and 2023, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash provided by or used in investing and financing activities
Net cash provided by investing activities in 2024 was $109.5 million, a $194.6 million change from $85.2 million net cash used in investing activities in 2023. During 2024, we sold $156.7 million of short-term marketable securities, net of purchases, and capitalized $63.0 million of patent costs, patent purchases, and property and equipment purchases. Additionally, we received $15.8 million of net cash receipts from the sales our long-term strategic investments. During 2023, we purchased $38.7 million of short-term marketable securities, net of sales, and capitalized $44.6 million of patent costs and property and equipment purchases.
Net cash used in financing activities for 2024 was $272.4 million, a $116.4 million change from net cash used in financing activities of $388.8 million in 2023. This change was primarily attributable to a $273.0 million decrease in share repurchases in 2024 compared to 2023, of which $203.4 million was related to the Company's modified "Dutch auction" tender offer in 2023. This change was partially offset by $141.4 million of payments on our long-term debt, of which $126.2 million was related to the maturity of the 2024 Notes.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2024 was $360.1 million, a decrease of $17.3 million from December 31, 2023. Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the December 31, 2024 deferred revenue balance by $178.0 million over the next twelve months.

Convertible Notes
Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for definitions of capitalized terms used below.
The 2024 Notes matured on June 1, 2024 resulting in 0.3 million of common shares being issued. This issuance was effectively offset by the settlement of the 2024 Note Hedge Transactions resulting in zero net shares being issued on June 1, 2024. Additionally, the 2024 Warrant Transactions settled on a net-share basis during 2024 resulting in the issuance of 0.5 million shares related to the 2024 Warrant Transactions.
Our 2027 Notes are included in the dilutive earnings per share calculation using the if-converted method. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. The 2027 Notes are convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and any remaining obligation may be settled in cash, shares of the Company’s common stock or a combination thereof. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the 2027 Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the Convertible Notes ($77.49 per share for the 2027 Notes as of December 31, 2024) or above the weighted average strike price of the warrants ($106.22 per share for the 2027 Warrant Transactions s as of December 31, 2024), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the 2027 Notes and the warrants based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, the 2027 Notes are convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and any remaining obligation may be in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes outstanding as of December 31, 2024, and the approximately 5.9 million warrants related to the 2027 Notes, outstanding as of the same date, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2027 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the 2027 Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2027 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the 2027 Notes, exercise of the warrants subject to the 2027 Warrant Transactions, and settlement of the 2027 Note Hedge Transactions (in thousands):

2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
$106	1,612	—	1,612	(1,612)	—
$120	2,119	691	2,810	(2,119)	691
$130	2,414	1,095	3,509	(2,414)	1,095
$140	2,666	1,442	4,108	(2,666)	1,442
$150	2,885	1,743	4,628	(2,885)	1,743
$160	3,077	2,006	5,083	(3,077)	2,006
$170	3,246	2,238	5,484	(3,246)	2,238
$180	3,397	2,444	5,841	(3,397)	2,444
$190	3,531	2,629	6,160	(3,531)	2,629
$200	3,652	2,795	6,447	(3,652)	2,795
$210	3,762	2,946	6,708	(3,762)	2,946
$220	3,861	3,082	6,943	(3,861)	3,082
$230	3,952	3,207	7,159	(3,952)	3,207
$240	4,035	3,321	7,356	(4,035)	3,321
$250	4,112	3,427	7,539	(4,112)	3,427
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2027 Notes(a)	$460,000	$—	$460,000	$—	$—
Contractual interest payments on the 2027 Notes(a)	38,953	16,100	22,853	—	—
Purchase obligations (b)	23,078	23,078	—	—	—
Operating lease obligations	22,628	4,559	8,542	7,037	2,490
Defined benefit plan obligations (c)	4,457	369	356	710	3,022
Total contractual obligations	$549,116	$44,106	$491,751	$7,747	$5,512

(a)The table above represents the payment made on the maturity date of the 2027 Notes. From the period January 1, 2024 through March 31, 2025, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. We will pay cash up to the aggregate principal amount of the 2027 Notes to be converted, if any, and will pay cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock for any conversion obligation in excess of the aggregate principal amount being converted at our election. Refer to Note 10, “Obligations,” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our 2027 Notes.
(b)Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet as of December 31, 2024 includes a $13.8 million non-current liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
(c)Refer to Note 11, "Commitments," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our defined benefit plan obligations. Estimated future benefit payments included above are through 2030.
As discussed above we believe our available sources of funds, including cash, cash equivalents, short-term investments, and cash generated from our operations, will be sufficient to finance these contractual obligations discussed below in both the short-term over the next twelve month, and the long-term beyond twelve months.
As of December 31, 2024, we have a debt obligation of $17.0 million related to the Technicolor Patent Acquisition. Additionally, we are subject to a revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. There is no liability associated with the revenue-share agreement at December 31, 2024, as there are no minimum or maximum payments under the revenue-sharing arrangement, and, except in certain circumstances, the arrangement continues through December 31, 2038. Refer to Note 10, "Obligations," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information. Due to the uncertainty regarding the timing and amount of future payments related to these items, the amounts are excluded from the contractual obligations table above.

RESULTS OF OPERATIONS
2024 Compared with 2023
Revenues
The following table compares 2024 revenues to 2023 revenues (in thousands):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)
Recurring revenues:
Smartphone	$316,899	$347,124	$(30,225)	(9)%
CE, IoT/Auto	89,252	59,858	29,394	49%
Other	2,296	1,410	886	63%
Total recurring revenues	408,447	408,392	55	—%
Catch-up revenues (a)	460,069	141,196	318,873	226%
Total revenues	$868,516	$549,588	$318,928	58%
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static fixed-fee agreements.
Total revenues of $868.5 million increased 58% from $549.6 million in 2023 primarily due to catch-up revenues from new agreements signed in 2024, including the Samsung TV and OPPO agreements, as well as revenue recognized on the Lenovo cellular license resulting from the UK proceedings and arbitration agreement. Recurring revenues were relatively flat compared to 2023 with increased CE, IoT/Auto revenue mostly offsetting the 2023 expiration of Huawei and other smartphone agreements.
In 2024 and 2023, 79% and 76% of our total revenues were attributable to companies that individually accounted for 10% or more of our total revenues, respectively. In 2024 and 2023, the following licensees or customers accounted for 10% or more of our total revenues:

	Year Ended December 31,
	2024	2023
Customer A	30%	14%
Customer B	20%	27%
Customer C	15%	24%
Customer D	14%	—%
Customer E	<10%	11%

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)
Research and portfolio development	$196,903	$195,285	$1,618	1%
Licensing	169,239	79,397	89,842	113%
General and administrative	62,862	53,291	9,571	18%
Total operating expenses	$429,004	$327,973	$101,031	31%
Operating expenses increased 31% to $429.0 million in 2024 from $328.0 million in 2023. The $101.0 million increase in total operating expenses was primarily due to increases/(decreases) in the following items (in thousands):

Increase/(Decrease)
Revenue share costs	$77,986
Intellectual property enforcement	19,279
Performance-based compensation	17,603
Net litigation fee reimbursement	(11,898)
Other	(1,939)
Total increase in operating expenses	$101,031
The $101.0 million increase in operating expenses was driven by a $78.0 million increase in revenue share costs primarily related to the catch-up revenues recognized from the Samsung TV and TPV agreements. Additionally, intellectual property enforcement costs increased $19.3 million due to costs associated with the Lenovo and OPPO proceedings, as well as the Samsung arbitration, and performance-based compensation increased $17.6 million due to higher accrual rates driven by licensing successes. These increases were partially offset by a change in the nonrecurring net litigation reimbursement of $4.4 million contra-expense recorded in 2024 compared to $7.5 million of expense recorded in 2023.
Research and portfolio development expense:  Research and portfolio development expense were relatively flat compared to 2023.
Licensing expense:  The $89.8 million increase in licensing expense primarily resulted from the above-noted increases in revenue share, intellectual property enforcement, and performance-based compensation costs, partially offset by the net litigation fee reimbursement activity.
General and administrative expense:  The $9.6 million increase in general and administrative expense was primarily driven by the above-noted increase in performance-based compensation.
Non-Operating (Expense) Income, Net
The following table compares 2024 non-operating expense to 2023 non-operating income (in thousands):

	Year Ended December 31,
	2024	2023	Change
Interest expense	$(45,421)	$(44,817)	$(604)	(1)%
Interest and investment income	40,395	46,628	(6,233)	(13)%
Other	(5,070)	11,184	(16,254)	(145)%
Total non-operating (expense) income, net	$(10,096)	$12,995	$(23,091)	(178)%
Interest expense was flat compared to 2023 and the $6.2 million decrease in interest and investment income was primarily due to lower average amounts held in short-term investments.

The change in Other was primarily due to fair value adjustments of our investments and pension obligation resulting in $5.4 million and $12.1 million of net gains in 2024 and 2023, respectively, and due to a foreign currency translation net loss arising primarily from euro translation of our foreign subsidiaries of $7.9 million in 2024, compared to $1.0 million foreign currency translation net gains in 2023.
Income Taxes
In 2024, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate is 16.5%, as compared to an effective tax of 10.0% in 2023. The increase in the effective rate was primarily attributable the impact of a higher percentage of foreign derived intangible income and a larger reversal of a valuation allowance in the prior year.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Such statements include certain information in “Part I, Item 1. Business” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements due to a variety of factors, including those set forth below:
•unanticipated delays, difficulties or accelerations in the execution of patent license agreements on acceptable terms or at all;
•our ability to expand our revenue opportunities by entering into licensing arrangements with video streaming and other cloud-based service providers;
•the resolution of legal proceedings, including any awards or judgments relating to such proceedings, and changes in the schedules or costs associated therewith;
•our ability to identify and acquire technology and patent portfolios that align with our roadmap;
•our ability to commercialize our technologies;
•the failure of the markets for our current or new technologies to materialize to the extent or at the rate that we expect;
•our continued ability to develop new technologies and secure new patents, including the risk of unexpected delays or difficulties related to the development of our technologies;
•our continued leadership within standards and industry groups and our ability to ensure our inventions become standardized;
•risks associated with our capital allocation strategies, including risks associated with our planned dividend payments and share repurchases;
•changes in our interpretations of, and assumptions and calculations with respect to the impact on us of, the 2017 Tax Cuts and Jobs Act and other U.S. and non-U.S. tax laws;
•the timing and impact of potential regulatory, administrative and legislative matters;
•U.S./China trade and/or national security tensions;
•changes or inaccuracies in market projections;
•our ability to retain and hire key personnel;
•our ability to enter into sales and/or licensing partnering arrangements for certain of our patent assets;
•the potential effects that macroeconomic uncertainty could have on our financial position, results of operations and cash flows;
•operational risks, including cybersecurity events, external hazards, human failures or other difficulties with our information technology systems that could disrupt our business or result in the loss of critical and confidential information and/or increased costs;
•impacts from acts of terrorism, war or political or civil unrest, or any responses thereto, in the United States or elsewhere;
•changes in our business strategy; and
•risks related to any new accounting standards or our assumptions and application of relevant accounting standards, including with respect to revenue recognition.
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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Cash, cash equivalents, restricted cash and short-term investments
The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents, restricted cash, and short-term and long-term investments in a variety of securities, including government obligations, corporate bonds, and commercial paper.
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $982.4 million as of December 31, 2024. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments, or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2024. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2025	2026	2027	2028	2029	Thereafter	Total
Money market and demand accounts	$535,745	—	—	—	—	—	$535,745
Short-term investments	$323,784	$86,499	$36,367	—	—	—	$446,650
Average interest rate	4.3%	4.5%	4.4%	—%	—%	—%	4.4%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2024, we had approximately $535.7 million in operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. We have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2014 and 2024, we paid approximately $141.9 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss. If the matter had been resolved as of December 31, 2024, we would have recognized a loss up to $22.8 million based on exchange rates and prior competent authority resolutions.

Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are primarily classified as available-for-sale with a fair value of $446.7 million as of December 31, 2024.
Equity Risk — We are exposed to changes in the market-traded price of our common stock as it influences the calculation of earnings per share. In connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions with option counterparties. We also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders' equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the 2027 Notes. The warrants along with any shares issuable upon conversion of the 2027 Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or convertible 2027 Notes.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of InterDigital, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of InterDigital, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Determination of Standalone Selling Prices of Identified Performance Obligations in Dynamic Fixed-Fee License Agreements Entered Into During The Year
As described in Notes 2 and 3 to the consolidated financial statements, dynamic fixed-fee license agreements include fixed, non-refundable royalty payments that fulfill the licensee’s obligations to the Company under a patent license agreement for a specified time period or for the term of the agreement. Total recurring revenues and catch-up revenues were $408 million and $460 million, respectively, for the year ended December 31, 2024, of which a significant portion relates to dynamic fixed-fee agreements entered into during the year. As disclosed by management, the process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalties, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors.
The principal considerations for our determination that performing procedures relating to the determination of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements entered into during the year is a critical audit matter are (i) the significant judgment by management when determining the value of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to assumed royalties and projected sales volumes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements. These procedures also included, among others, for a sample of dynamic fixed-fee license agreements (i) reading agreements entered into during the year; (ii) testing management’s process for determining the value of standalone selling prices of identified performance obligations; (iii) evaluating the appropriateness of the valuation methods used; (iv) testing the completeness and accuracy of data used by management in the valuation methods; and (v) evaluating the reasonableness of management’s significant assumptions related to assumed royalties and projected sales volumes. Evaluating the reasonableness of management’s significant assumptions related to assumed royalties and projected sales volumes involved considering consistency with historical sales data.
Revenue Recognition – Determination of the Amount of Consideration in Certain Arrangements with Variable Consideration
As described in Notes 2 and 3 to the consolidated financial statements, for certain patent license arrangements or other contractual arrangements, the amount of consideration that the Company will receive is uncertain. In such cases, management estimates and recognizes licensing revenues only when the Company has a contract, as defined in the revenue recognition guidance. Such estimates are only recognized to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur. Total recurring revenues and catch-up revenues were $408 million and $460 million, respectively, for the year ended December 31, 2024, of which a portion relates to certain arrangements with variable consideration. Management analyzes the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrains the amount of estimated revenues in order to mitigate this risk, which may result in recognizing revenues less than amounts management expects the Company is most likely to receive. As disclosed by management, these estimates may require significant judgment.
The principal considerations for our determination that performing procedures relating to the determination of the amount of consideration in certain arrangements with variable consideration is a critical audit matter are (i) the significant judgment by management when determining the amount of consideration and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions and judgments in determining the amount of consideration, including the analysis of the probability that a significant reversal of cumulative revenues recognized will not occur.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the amount of consideration in certain arrangements with variable consideration. These procedures also included, among others (i) reading certain arrangements applicable for the current year; (ii) testing management’s process for determining the amount of consideration in such arrangements; (iii) evaluating the appropriateness of management’s analysis used in determining the amount of consideration; (iv) testing the completeness and accuracy of the data used by management in the analysis; and (v) evaluating the reasonableness of management’s significant assumptions and judgments in determining the amount of consideration, including the analysis of the probability that a significant reversal of cumulative revenues recognized will not occur. Evaluating the reasonableness of management’s significant assumptions and judgments in determining the amount of consideration, including the analysis of the probability that a significant reversal of cumulative revenues will not occur, involved considering management’s past experience in such arrangements, status of ongoing discussions with the customer, and advice obtained, including obtaining and evaluating the letters of audit inquiry from in-house and external legal counsel.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 6, 2025
We have served as the Company’s auditor since 2002.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$527,360	$437,076
Short-term investments	430,848	569,280
Accounts receivable	188,302	117,292
Prepaid and other current assets	84,312	43,976
Total current assets	1,230,822	1,167,624
Property and equipment, net	18,544	11,566
Patents, net	308,630	313,001
Deferred tax assets	128,133	128,967
Other non-current assets, net	149,400	149,656
Total assets	$1,835,529	$1,770,814
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$456,329	$578,752
Accounts payable	12,206	7,846
Accrued compensation and related expenses	42,575	32,665
Deferred revenue	178,009	153,597
Dividend payable	11,557	10,226
Other accrued expenses	25,134	98,042
Total current liabilities	725,810	881,128
Long-term debt	15,443	29,019
Long-term deferred revenue	182,119	223,866
Other long-term liabilities	54,942	55,252
Total liabilities	978,314	1,189,265
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 70,577 and 69,507 shares issued and 25,682 and 25,580 shares outstanding	705	694
Additional paid-in capital	808,540	742,981
Retained earnings	1,775,823	1,462,070
Accumulated other comprehensive loss	(458)	(647)
Treasury stock, 44,895 and 43,927 shares of common stock held at cost	(1,727,395)	(1,623,549)
Total shareholders' equity	857,215	581,549
Total liabilities and shareholders' equity	$1,835,529	$1,770,814

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$868,516	$549,588	$457,794
Operating expenses:
Research and portfolio development	196,903	195,285	185,202
Licensing	169,239	79,397	71,419
General and administrative	62,862	53,291	47,377
Restructuring activities	—	—	3,280
Total operating expenses	429,004	327,973	307,278

Income from operations	439,512	221,615	150,516

Interest expense	(45,421)	(44,817)	(29,496)
Other income (expense), net	35,325	57,812	(3,457)
Income before income taxes	429,416	234,610	117,563
Income tax provision	(70,802)	(23,557)	(25,502)
Net income	$358,614	$211,053	$92,061
Net loss attributable to noncontrolling interest	—	(3,016)	(1,632)
Net income attributable to InterDigital, Inc.	$358,614	$214,069	$93,693
Net income per common share — Basic	$14.16	$7.97	$3.11
Weighted average number of common shares outstanding — Basic	25,325	26,860	30,106
Net income per common share — Diluted	$12.07	$7.62	$3.07
Weighted average number of common shares outstanding — Diluted	29,711	28,102	30,485
Cash dividends declared per common share	$1.70	$1.50	$1.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$358,614	$211,053	$92,061
Unrealized gain (loss) on investments, net of tax	189	269	(345)
Comprehensive income	$358,803	$211,322	$91,716
Comprehensive loss attributable to noncontrolling interest	—	(3,016)	(1,632)
Total comprehensive income attributable to InterDigital, Inc.	$358,803	$214,338	$93,348

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	71,720	$717	$713,599	$1,441,105	$(571)	41,031	$(1,409,611)	$7,678	$752,917
Net income attributable to InterDigital, Inc.	—	—	—	93,693	—	—	—	—	93,693
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1,632)	(1,632)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,928)	(1,928)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,500	1,500
Net change in unrealized loss on short-term investments	—	—	—	—	(345)	—	—	—	(345)
Dividends declared ($1.40 per share)	—	—	803	(42,752)	—	—	—	—	(41,949)
Exercise of common stock options	24	—	1,226	—	—	—	—	—	1,226
Issuance of common stock, net	179	2	(6,259)	—	—	—	—	—	(6,257)
Share-based compensation	—	—	22,127	—	—	—	—	—	22,127
Repurchase of common stock	—	—	—	—	—	1,224	(74,445)	—	(74,445)
Net convertible note hedge transactions, net of tax	—	—	(54,257)	—	—	—	—	—	(54,257)
Net warrant transactions	—	—	39,863	—	—	—	—	—	39,863
Balance, December 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	214,069	—	—	—	—	214,069
Net loss attributable to noncontrolling interest	—	—	—		—	—	—	(3,016)	(3,016)
Deconsolidation of Convida	—	—	—	—	—	—	—	(4,352)	(4,352)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized gain on short-term investments	—	—	—	—	269	—	—	—	269
Dividends declared ($1.50 per share)	—	—	1,395	(40,691)	—	—	—	—	(39,296)
Exercise of common stock options	72	—	1,252	—	—	—	—	—	1,252
Issuance of common stock, net	251	2	(12,509)	—	—	—	—	—	(12,507)
Share-based compensation	—	—	35,741	—	—	—	—	—	35,741
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	1,672	(139,493)	—	(342,874)
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$—	$581,549
Net income attributable to InterDigital, Inc.	—	—	—	358,614	—	—	—	—	358,614
Net change in unrealized gain on short-term investments	—	—	—	—	189	—	—	—	189
Dividends declared ($1.70 per share)	—	—	1,740	(44,861)	—	—	—	—	(43,121)
Exercise of common stock options	3	—	32	—	—	—	—	—	32
Issuance of common stock, net	256	3	(19,273)	—	—	—	—	—	(19,270)
Share-based compensation	—	—	45,966	—	—	—	—	—	45,966
Repurchase of common stock	—	—	—	—	—	644	(66,726)	—	(66,726)
Settlement of the 2024 Notes	324	3	(3)	—	—	—	—	—	—
Settlement of the 2024 Hedges	—	—	37,120	—	—	324	(37,120)	—	—
Settlement of the 2024 Warrants	487	5	(23)	—	—	—	—	—	(18)
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$—	$857,215

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$358,614	$211,053	$92,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,913	77,792	78,571
Non-cash change in investments	(676)	(10,130)	1,686
Change in deferred revenue	(24,335)	(49,176)	85,403
Deferred income taxes	783	(34,665)	18,518
Share-based compensation	45,966	35,741	22,127
Other	(9,368)	(15,686)	15,262
(Increase) Decrease in assets:
Receivables	(71,010)	(64,110)	(22,069)
Deferred charges and other assets	(35,261)	866	(13,453)
Increase (Decrease) in liabilities:
Accounts payable	2,283	(2,513)	6,868
Customer deposit	(76,100)	76,100	—
Accrued compensation and other expenses	10,719	(11,539)	1,065
Net cash provided by operating activities	271,528	213,733	286,039
Cash flows from investing activities:
Purchases of short-term investments	(542,464)	(836,370)	(532,724)
Sales of short-term investments	699,124	797,703	260,771
Purchases of property and equipment	(5,849)	(4,268)	(3,156)
Capitalized patent costs	(52,888)	(40,358)	(39,597)
Acquisition of patents	(4,250)	—	—
Long-term investments	15,778	(1,877)	—
Net cash provided by (used in) investing activities	109,451	(85,170)	(314,706)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	460,000
Purchase of convertible bond hedge	—	—	(80,500)
Proceeds from issuance of warrants	—	—	43,700
Payments on long-term debt	(141,442)	—	(282,499)
Proceeds from bond hedge unwind	—	—	11,851
Payment for warrant unwind and settlement	(18)	—	(3,837)
Payments of debt issuance costs	—	(100)	(9,829)
Repurchase of common stock	(66,726)	(339,704)	(74,445)
Taxes paid on the repurchase of common stock	(3,170)	—	—
Net proceeds from exercise of stock options	32	1,252	1,226
Non-controlling interest contribution	—	1,750	1,500
Taxes withheld upon restricted stock unit vestings	(19,270)	(12,507)	(6,257)
Dividends paid	(41,799)	(39,454)	(42,306)
Net cash (used in) provided by financing activities	(272,393)	(388,763)	18,604
Net increase (decrease) in cash, cash equivalents and restricted cash	108,586	(260,200)	(10,063)
Cash, cash equivalents and restricted cash, beginning of period	442,961	703,161	713,224
Cash, cash equivalents and restricted cash, end of period	$551,547	$442,961	$703,161
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

1.BACKGROUND AND BASIS OF PRESENTATION
InterDigital, Inc. ("InterDigital") is a global research and development company focused primarily on wireless, video, artificial intelligence ("AI"), and related technologies. We design and develop foundational technologies that enable connected, immersive experiences in a broad range of communications and entertainment products and services. We license our innovations worldwide to companies providing such products and services, including makers of wireless communications devices, consumer electronics, internet of things ("IoT") devices, cars and other motor vehicles and providers of cloud-based services such as video streaming. As a leader in wireless technology, our engineers have designed and developed a wide range of innovations that are used in wireless products and networks, from the earliest digital cellular systems to 5G and today's most advanced Wi-Fi technologies. We are also a leader in video processing and video encoding/decoding technology used in video-enabled products and services. Our AI research effort is focused on the intersection of AI with both wireless and video technologies.
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

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the year ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Information:	2024	2023	2022
Interest paid	$17,361	$18,623	$13,429
Income taxes paid, including foreign withholding taxes	67,541	59,202	6,805
Non-cash investing and financing activities:
Settlement of the 2024 Hedge Transactions	37,120	—	—
Dividend payable	11,557	10,226	10,384
Accrued debt issuance costs	—	—	100
Accrued taxes on the repurchase of common stock	—	3,170	—
Non-cash acquisition of patents	7,000	—	30,100
Non-cash distribution of patents	—	—	1,928
Right-of-use assets obtained in exchange of operating lease liabilities	2,066	93	6,644
Accrued capitalized patent costs and property and equipment	(2,077)	670	4,026

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
As of December 31, 2024 and 2023, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than three years, and we have both the ability and intent to hold the investments until maturity.
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
The carrying value of goodwill was $22.4 million as of December 31, 2024 and December 31, 2023, which was included within "Other non-current assets, net" in the consolidated balance sheets. No impairments were recorded during 2024, 2023 or 2022 as a result of our annual goodwill impairment assessment.
Property and Equipment
Property and equipment are stated at cost, less depreciation, amortization, and impairments. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, engineering and test equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized, while minor repairs and maintenance are charged to expense as incurred. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
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
In accordance with GAAP, we use a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets are included in accounts receivable and represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our consolidated balance sheets. Contract assets due more than twelve months after the balance sheet date are included within other non-current assets.
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
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from fixed-fee license arrangements with contractual payment terms. The remaining material amounts of our accounts receivable are from variable patent license agreements, which primarily are paid on a quarterly basis. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts as of December 31, 2024 or 2023.
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
The carrying value of our investments in other entities is included within "Other non-current assets, net" on our consolidated balance sheets. The carrying value of our investments in other entities as of December 31, 2024 and 2023 was $19.9 million and $31.9 million and, respectively, the majority of which are accounted for under the measurement alternative for equity investments described above.
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
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2027 Notes and 2024 Notes, defined and discussed in detail within Note 10, "Obligations", we incurred directly related costs. The debt issuance costs of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized over the term of the debt using the effective interest method and are included within the "Interest expense" line of our consolidated statements of income. The Company incurred $9.9 million of new debt issuances costs in 2022 in conjunction with the issuance of the 2027 Notes and no new debt issuance costs were incurred in 2024 or 2023. Deferred financing expense was $2.2 million, $2.3 million and $2.0 million in 2024, 2023, and 2022, respectively. The balance of unamortized deferred financing costs as of December 31, 2024 and 2023 was $5.3 million and $7.4 million, respectively.
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
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls and shortfalls related to share-based compensation was windfalls of $4.9 million and $3.1 million for the years ended 2024 and 2023, respectively, and shortfalls for the year ended 2022 of $0.4 million, respectively.
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
New Accounting Guidance
Accounting Standards Update: Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in the ASU require disclosures for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.
Accounting Standards Update: Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.
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
Accounting Standards Update: Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption allowed. We adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on our consolidated financial statements. Refer to Note 4, "Segment and Concentration Information," for new disclosures resulting from the adoption of ASU 2023-07.

3.    REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the year ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Recurring revenues:
Smartphone	$316,899	$347,124	$351,064
CE, IoT/Auto	89,252	59,858	51,717
Other	2,296	1,410	1,107
Total recurring revenues	408,447	408,392	403,888
Catch-up revenues (a)	460,069	141,196	53,906
Total revenues	$868,516	$549,588	$457,794
(a)    Catch-up revenues are comprised of past patent royalties and revenues from static fixed-fee agreements.
During the year ended December 31, 2024, we recognized $153.4 million of revenue that had been included in deferred revenue as of the beginning of the period. As of December 31, 2024 and 2023, we had contract assets of $162.8 million and $94.6 million included within "Accounts receivable, net" in the consolidated balance sheet, respectively.
Contracted Revenue
Based on Dynamic Fixed-Fee Agreements as of December 31, 2024, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue (a)
2025	$415,659
2026	322,495
2027	310,978
2028	239,821
2029	206,185
Thereafter	179,697
$1,674,835
(a) This table includes estimated revenue related to our Samsung and Lenovo arbitrations. In accordance with ASC 606, these estimates are limited to the amount of revenue we expect to recognize only to the extent we believe it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

4.    SEGMENT AND CONCENTRATION INFORMATION
Segment Performance Measures and Expenses
Our chief operating decision maker (“CODM”), who is the Chief Executive Officer, assesses company-wide performance and allocates resources based on consolidated financial information. Consequently, we view the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on multiple performance measures, including, but not limited to, net income. Our CODM does not generally evaluate our performance using asset or historical cash flow information.
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$868,516	$549,588	$457,794
Less:
Departmental expenses (a)	175,636	162,318	153,586
Depreciation and amortization	69,913	77,792	78,571
Litigation	56,171	48,790	44,406
Share-based compensation	45,966	35,741	22,127
Revenue share costs	81,318	3,332	5,308
Restructuring costs	—	—	3,280
Other non-operating expense (income), net (b)	10,096	(12,995)	32,953
Income tax provision	70,802	23,557	25,502
Net income	$358,614	$211,053	$92,061
(a) Includes personnel-costs, consulting costs, outside services, administrative costs, and other operating expenses.
(b) Includes interest income, interest expense, and other non-operating income and expenses
Customer and Geographic Concentration
During 2024, 2023, and 2022, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of these revenues were paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$198,723	$186,251	$219,744
China	379,606	258,737	103,922
South Korea	265,953	82,235	90,018
Taiwan	9,620	9,368	11,621
Europe	7,391	2,319	10,543
Japan	7,223	10,678	21,946
Total revenue	$868,516	$549,588	$457,794

During 2024, 2023, and 2022, the following licensees or customers accounted for 10% or more of total revenues:

	Year Ended December 31,
	2024	2023	2022
Customer A	30%	14%	17%
Customer B	20%	27%	—%
Customer C	15%	24%	30%
Customer D	14%	—%	—%
Customer E	<10%	11%	13%
As of December 31, 2024, and 2023, we held $327.2 million and $324.6 million of our property, equipment and patents, net of accumulated depreciation and amortization, respectively, of which approximately 89% of the total was within the United States in each of the years presented. As of December 31, 2024 and 2023, we held $36.6 million and $29.3 million of property, equipment and patents, net of accumulated depreciation and amortization, collectively, in Canada and Europe.
5.    CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Money market and demand accounts	$535,745	$430,707
Commercial paper	4,062	5,728
Corporate bonds, asset backed and other securities	11,740	6,526
Total cash, cash equivalents and restricted cash	$551,547	$442,961
The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of December 31, 2024 and 2023 within the consolidated balance sheets (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$527,360	$437,076
Restricted cash included within prepaid and other current assets	24,187	5,885
Total cash, cash equivalents and restricted cash	$551,547	$442,961
Marketable Securities
As of December 31, 2024 and 2023, the majority of our marketable securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment-grade government and corporate debt securities that have maturities of less than two years, and we have both the ability and intent to hold the investments until maturity. We recorded no other-than-temporary impairments during 2024, 2023, or 2022. The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2024, 2023, and 2022.

    Marketable securities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$78,822	$50	$(2)	$78,870
U.S. government securities	230,693	128	(260)	230,561
Corporate bonds, asset backed and other securities	137,146	111	(38)	137,219
Total available-for-sale securities	$446,661	$289	$(300)	$446,650
Reported in:
Cash and cash equivalents				$15,802
Short-term investments				430,848
Total marketable securities				$446,650

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$174,872	$141	$(22)	$174,991
U.S. government securities	257,150	75	(375)	256,850
Corporate bonds, asset backed and other securities	149,729	92	(128)	149,693
Total available-for-sale securities	$581,751	$308	$(525)	$581,534
Reported in:
Cash and cash equivalents				$12,254
Short-term investments				569,280
Total marketable securities				$581,534
As of December 31, 2024 and 2023, $323.8 million and $489.8 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within one to three years.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. Three licensees comprised 84% and 75% of our accounts receivable balance as of December 31, 2024 and 2023, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2024 and 2023 (in thousands):

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$535,745	$—	$—	$535,745
Commercial paper (b)	—	78,870	—	78,870
U.S. government securities	—	230,561	—	230,561
Corporate bonds, asset backed and other securities (c)	—	137,219	—	137,219
	$535,745	$446,650	$—	$982,395

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$430,707	$—	$—	$430,707
Commercial paper (b)	—	174,991	—	174,991
U.S. government securities	—	256,850	—	256,850
Corporate bonds and asset backed securities (c)	—	149,693	—	149,693
	$430,707	$581,534	$—	$1,012,241
_______________
(a)Included within cash and cash equivalents.
(b)As of December 31, 2024 and 2023, $4.1 million and $5.7 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of December 31, 2024 and 2023, $11.7 million and $6.5 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.

Fair Value of Debt
Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the consolidated balance sheets as of December 31, 2024 and 2023 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible debt is a Level 2 fair value measurement.

	December 31, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Notes	$460,000	$454,739	$1,166,155	$460,000	$452,830	$677,230
2024 Senior Convertible Notes	$—	$—	$—	$126,174	$125,922	$171,130
Technicolor Patent Acquisition Long-term Debt
As more fully disclosed in Note 10, "Obligations," we recognized long-term debt in conjunction with the acquisitions of the patent licensing business and research and innovation unit of Technicolor SA (the "Technicolor Patent Acquisition"). The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the consolidated balance sheet as of December 31, 2024 and 2023 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$17,033	$17,102	$29,019	$28,859
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
During years ended December 31, 2024 and 2023, we recognized net gains of $2.0 million and $10.4 million, respectively, and during year ended 2022 we recognized a net loss of $1.3 million resulting from observable price changes of our long-term strategic investments, which were included within “Other income (expense), net” in the consolidated statement of income. Certain of our investments in other entities may be seeking additional financing in the next twelve months or potential exit strategies. We will continue to review and monitor our investments in other entities for any indications of an increase in fair value or impairment.
Convida Wireless is a variable interest entity. We determined that we were the primary beneficiary for accounting purposes and consolidated Convida Wireless through September 30, 2023. As of October 1, 2023, we determined that we no longer met the accounting criteria for consolidation, and accordingly, we deconsolidated Convida Wireless during fourth quarter 2023. Upon deconsolidation, we recorded our investment in Convida at fair value utilizing the income approach. Our investment in Convida Wireless is accounted for as an equity method investment in accordance with ASC 323 "Investments – Equity Method and Joint Ventures" and included within "Other non-current assets, net" in the consolidated balance sheet.
Patents
During 2024, we entered into patent license agreements in which a portion of the future consideration was in the form of patents. We estimated fair value of the patents subject to the agreements to be $10.0 million for determining the transaction price for revenue recognition purposes utilizing a combination of the market and cost approaches. The $7.0 million of the patents transferred during 2024 and the remaining $3.0 million patents will transfer in early 2025. The value will be amortized as a non-cash expense over the patents' estimated useful lives.

We estimated the fair value of the patents in these transactions using one of, or a combination of, an analysis of comparable market transactions (the market approach) and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees.
7.    PROPERTY AND EQUIPMENT
As of December 31, 2024 and 2023, property and equipment, net is comprised of the following (in thousands):

	December 31,
	2024	2023
Computer equipment and software	$23,294	$15,990
Leasehold improvements	15,207	14,802
Building and improvements	3,517	3,517
Engineering and test equipment	1,166	1,061
Furniture and fixtures	570	506
Property and equipment, gross	43,754	35,876
Less: accumulated depreciation	(25,210)	(24,310)
Property and equipment, net	$18,544	$11,566
Depreciation expense was $3.4 million, $4.1 million, and $4.9 million in 2024, 2023 and 2022, respectively.
8.    PATENTS AND GOODWILL
Patents
As of December 31, 2024 and 2023, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2024	2023
Weighted average estimated useful life (years)	9.9	10.0
Gross patents	$1,102,412	$1,040,912
Accumulated amortization	(793,782)	(727,911)
Patents, net	$308,630	$313,001
Amortization expense related to capitalized patent costs was $66.1 million, $73.1 million, and $73.4 million in 2024, 2023, and 2022, respectively. These amounts are recorded within the "Research and portfolio development" expense line of our consolidated statements of income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2024 is as follows (in thousands):

2025	$67,437
2026	59,264
2027	54,513
2028	34,837
2029	30,663

Goodwill
The following table shows the change in the carrying amount of our goodwill balance from December 31, 2022 to December 31, 2024, all of which is allocated to our one reportable segment (in thousands):

Goodwill balance as of December 31, 2022	$22,421
Activity	—
Goodwill balance as of December 31, 2023	$22,421
Activity	—
Goodwill balance as of December 31, 2024	$22,421
9.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Prepaid assets	$38,952	$9,353
Restricted cash	24,187	5,885
Tax receivables	16,691	19,835
Other current assets	4,482	8,903
Total Prepaid and other current assets	$84,312	$43,976
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Tax receivables	$88,619	$76,740
Goodwill	22,421	22,421
Long-term investments	19,851	31,895
Right-of-use assets	15,218	15,746
Other non-current assets	3,291	2,854
Total Other non-current assets, net	$149,400	$149,656
The amounts included in "Other accrued expenses" in the consolidated balance sheet as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Accrued legal fees	$9,571	$10,338
Customer deposit	—	76,100
Other accrued expenses	15,563	11,604
Total Other accrued expenses	$25,134	$98,042

The amounts included in "Other long-term liabilities" in the consolidated balance sheet as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred compensation liabilities	$19,969	$18,413
Operating lease liabilities	15,772	17,385
Other long-term liabilities	19,201	19,454
Total Other long-term liabilities	$54,942	$55,252
10.    OBLIGATIONS
Long-term debt obligations, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
2.00% Senior Convertible Notes due 2024	—	126,174
Less: Deferred financing costs	(5,261)	(7,422)
Net carrying amount of the Convertible Notes	454,739	578,752
Less: Current portion of long-term debt	(454,739)	(578,752)
Long-term net carrying amount of the Convertible Notes	$—	$—
There were no finance leases as of December 31, 2024 or December 31, 2023.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2024, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are as follows (in thousands):

2025	$—
2026	—
2027	460,000
2028	—
2029 and thereafter	—
$460,000
The 3.50% Senior Convertible Notes due 2027 (the "2027 Notes") are convertible during the period January 1, 2024 through March 31, 2025 and therefore are classified as "Current portion of long-term debt" as of December 31, 2024 and 2023 in our consolidated balance sheet. The current conversion rate of the Notes is 12.9041 shares of our Common Stock per $1,000 principal amount of the 2027 Notes. Upon the conversion of any 2027 Notes, we will pay cash up to the aggregate principal amount of the 2027 Notes to be converted, and will pay cash, shares of our Common Stock or a combination of cash and shares of its Common Stock for any conversion obligation in excess of the aggregate principal amount being converted, if any, at the Company’s election, as set forth in the Indenture governing the 2027 Notes.
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
Also on May 24 and May 25, 2022, we also entered into privately negotiated warrant transactions (collectively, the “2027 Warrant Transactions” and, together with the 2027 Note Hedge Transactions, the “2027 Call Spread Transactions”), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock at a weighted average strike price of $106.22 per share, subject to adjustment. As consideration for the 2027 Warrant Transactions, we received aggregate proceeds of $43.7 million. The net cost of the 2027 Call Spread Transactions was $36.8 million, which was funded out of the net proceeds from the offering of the 2027 Notes.

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
2024 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019 we issued $400.0 million in aggregate principal amount of 2.00% Senior Convertible Notes due 2024 (the "2024 Notes"). The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes bore interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commenced on December 1, 2019, and matured on June 1, 2024, unless earlier converted or repurchased.
In connection with the offering of the 2024 Notes, we entered into convertible note hedge transactions (collectively, the “2024 Note Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, approximately 4.9 million shares of common stock, in the aggregate, at a strike price that corresponded to the initial conversion price of the 2024 Notes, subject to adjustment, and were exercisable upon any conversion of the 2024 Notes. The aggregate cost of the 2024 Note Hedge Transactions was $72.0 million.
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
Additionally, in connection with the partial repurchase of the 2024 Notes, the Company entered into partial unwind agreements that amended the terms of the 2024 Note Hedge Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2024 Warrant Transactions. As a result of the partial unwind transactions, approximately 3.3 million shares of common stock in the aggregate that were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions were unwound. Proceeds received from the unwind of the 2024 Note Hedge Transactions were $11.9 million, and consideration paid for the unwind of the 2024 Warrant Transactions was $3.8 million, resulting in net proceeds received of $8.0 million for the combined unwind transactions.
Because the concurrent redemption of the 2024 Notes and a portion of issuance of the 2027 Notes were executed with the same investors, we evaluated the transaction as a debt restructuring, on a creditor by creditor basis. The accounting conclusion was based on whether the exchange was a contemporaneous exchange of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor and if it was determined to have substantially different terms. All creditors involved in the repurchase transaction also purchased 2027 Notes in approximately the same or greater amount as the 2024 Notes principal repurchased. Additionally, the repurchase of the 2024 Notes and issuance of the 2027 Notes were deemed to have substantially different terms on the basis that the fair value of the conversion feature increased by more than 10% of the carrying value of the 2024 Notes, and therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. We recognized a $11.2 million loss on extinguishment of debt during 2022 in connection with this repurchase, which is included within "Other (expense) income, net" in the consolidated statement of income. The loss on extinguishment represents the difference between the fair value of consideration paid to reacquire the 2024 Notes and the carrying amount of the debt, including any unamortized debt issuance costs attributable to the 2024 Notes redeemed. The remaining unamortized debt issuance costs of $1.2 million was amortized throughout the remaining life of the 2024 Notes.
On June 1, 2024, the 2024 Notes matured and we repaid the remaining $126.2 million in aggregate principal in cash and issued 0.3 million common shares to settle the remaining obligation. This issuance was effectively offset by our receipt of 0.3 million shares from the settlement of the 2024 Note Hedge Transactions. Additionally, the 2024 Warrant Transactions settled, on a net-share basis during September through December 2024 resulting in the issuance of 0.5 million shares.

The following table presents the amount of interest cost recognized for the years ended December 31, 2024, 2023 and 2022 related to the contractual interest coupon and the amortization of financing costs (in thousands):

	Year Ended December 31,
	2024			2023			2022
	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$16,100	$1,058	$17,158	$16,100	$2,523	$18,623	$9,526	$4,760	$14,286
Amortization of financing costs	1,909	252	2,161	1,768	580	2,348	990	1,018	2,008
Total	$18,009	$1,310	$19,319	$17,868	$3,103	$20,971	$10,516	$5,778	$16,294
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
We were deemed to be the principal in this collaborative arrangement under ASC 808, and, as such, in accordance with ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations, we record revenues generated on sales to third parties and costs incurred on a gross basis in the consolidated statements of income. Therefore, we recognize all royalties from customers as revenue and payments to Sony for its royalty share as operating expenses within the consolidated statements of income. Cost reimbursements for expenses incurred resulting from fulfilling the duties of the licensing agent are recorded as contra expenses. During the years ended December 31, 2024, 2023, and 2022, gross revenues recorded related to the Madison Arrangement were $209.5 million, $12.3 million, and $14.5 million, respectively. Net operating expenses related to the Madison Arrangement during the years ended December 31, 2024, 2023, and 2022 were $84.1 million, $6.2 million and $7.9 million, including $81.3 million, $3.3 million, and $5.3 million related to revenue sharing, respectively, and are reflected primarily within "Licensing" expenses in the consolidated statement of income.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit met the criteria in ASC 470-10-25, Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of December 31, 2024 is disclosed within Note 6, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities". Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. At each reporting period, we review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest expense” in the consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the years ended December 31, 2024 and 2023, we recognized a $0.5 million and $1.6 million net reduction of interest expense within “Interest expense” in the consolidated statements of income due to a change in estimate resulting from updated estimated cash outflows owed under the arrangement, respectively. During the year ended December 31, 2022, we recognized $3.5 million of interest expense related to this debt which is included within “Interest expense” in the consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. As of December 31, 2024 and 2023, the Company had $24.2 million and $5.9 million, respectively, of restricted cash included within the consolidated balance sheet attributable to the Madison Arrangement. Refer to Note 5, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities", for a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets.
Technicolor Contingent Consideration
As part of the Technicolor Acquisitions, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability, which is accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of December 31, 2024 and 2023, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
11.    COMMITMENTS
Minimum future payments for accounts payable and other purchase commitments, excluding commenced long-term operating leases for office space, as of December 31, 2024 were as follows (in thousands):

2025	$23,179
2026	29
2027	22
2028	—
2029	—
Thereafter	—
Refer to Note 10, "Obligations," for details of the Company's long-term debt obligations and the revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. Refer to Note 17, "Leases," for maturities of the Company's operating lease liabilities as of December 31, 2024.
Defined Benefit Plans
In connection with the Technicolor Acquisitions, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels.
The combined accumulated projected benefit obligation related to these plans totaled $4.9 million as of both December 31, 2024 and 2023. Service cost and interest cost for the combined plans totaled less than $0.5 million in each of the years ended December 31, 2024, 2023, and 2022 and the weighted average discount rate and assumed salary increase rate for these plans were 3.3% and 3.0%, respectively. These plans are not required to be funded and were not funded as of December 31, 2024.

Expected future benefit payments under these plans as of December 31, 2024 were as follows (in thousands):

2025	$369
2026	79
2027	277
2028	233
2029	477
2030-2034	3,022
12.    LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Lenovo
In fourth quarter 2024, the Company reached an agreement with Lenovo Group Limited and certain of its subsidiaries (“Lenovo”) to enter into binding arbitration to determine the final terms of a new patent license agreement, which will be effective from January 1, 2024. On November 6, 2024, the Company filed a request for arbitration with the International Chamber of Commerce. As part of the agreement to arbitrate, both parties agreed to dismiss all pending litigations between them; the below proceedings have since been dismissed.
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
On March 16, 2023, the UK High Court issued its order regarding judgment in the trial to determine how much Lenovo must pay for a license to the Company’s portfolio of cellular assets, awarding the Company a lump sum of $138.7 million for such license through December 31, 2023. On June 27, 2023, the court issued an order awarding the Company an additional $46.2 million, thus increasing the total award to $184.9 million, which was paid on July 11, 2023. The court also found that the Company should pay a portion of Lenovo’s costs and granted both parties permission to appeal on certain grounds. Both parties appealed certain aspects of the ruling, and in July 2024, the UK Court of Appeal ruled in favor of InterDigital and awarded the Company an additional amount of $55.2 million to a total of approximately $240.1 million. It rejected Lenovo’s appeal in its entirety and confirmed that Lenovo must pay for all of its past sales starting from 2007 through December 31, 2023. The court also found that Lenovo should pay the Company’s costs for the appeal and reduced the costs that Lenovo was awarded from the initial decision. Lenovo sought permission to appeal, and permission to appeal was refused by the UK Court of Appeals. Lenovo filed an application to the UK Supreme Court requesting permission to appeal in August 2024, which was withdrawn.
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

OPPO, OnePlus and realme
In fourth quarter 2024, the Company entered into a license agreement with Guangdong OPPO Mobile Telecommunications Corp., Ltd. (“OPPO”) and certain of its subsidiaries and affiliates. As part of the license agreement, both parties agreed to dismiss all pending litigations between them; the below proceedings have since been dismissed.
UK Proceedings
In December 2021, the Company filed a patent infringement claim in the UK High Court against OPPO and certain of its affiliates, OnePlus Technology (Shenzhen) Co., Ltd. (“OnePlus”) and certain of its affiliates, and realme Mobile Telecommunications (Shenzhen) Co., Ltd. (“realme”) and certain of its affiliates, alleging infringement of the Company’s European patents relating to cellular 3G, 4G/LTE or 5G standards. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
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
China Proceedings
In January 2022, the Company was informed that OPPO had purportedly filed a complaint against the Company in the Guangzhou Intellectual Property Court (the “Guangzhou IP Court”) seeking a determination of a global FRAND royalty for the Company’s 3G, 4G, 5G, 802.11 and HEVC SEPs. In May 2022, the Company filed an application challenging, among other things, process of service and the jurisdiction of the Guangzhou IP Court. The Guangzhou IP Court denied the application, and the Company appealed that decision. The Supreme People’s Court denied the appeal, and an initial evidentiary hearing was held in October 2023.
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
On July 21, 2023, the International Chamber of Commerce confirmed the full tribunal for the arbitration. The two-week arbitration hearing was held in July 2024, and closing arguments were held on October 23, 2024. We expect a decision in early 2025.

Tesla
On December 5, 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. On March 8, 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard on May 24-25 and June 4, 2024, and on July 15, 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court, and a hearing on costs and permission to appeal was held on July 30, 2024. On July 16, 2024, Tesla sought permission to appeal the decision; the Company also sought permission to appeal on two limited grounds conditionally, should Tesla’s request for an appeal be granted. The appeal hearing was held on December 2-3, 2024.
Disney
In February 2025, the Company and certain of its subsidiaries filed claims in various courts in the United States, Germany, Brazil and at the Unified Patent Court (UPC) against The Walt Disney Company, including Disney+, Hulu and ESPN+, alleging infringement of certain of the Company’s video coding, high dynamic range, and implementation patents. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2024, except as noted above.
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
Equity Incentive Plans
On June 14, 2017, our shareholders adopted and approved the 2017 Equity Incentive Plan (the "2017 Plan"), under which officers, employees, non-employee directors and consultants can receive share-based awards such as RSUs, restricted stock and stock options as well as other stock or cash awards. The plan was amended in order to reserve an additional 1.8 million shares of our common stock for issuance under the 2017 Plan. Such amendment was adopted and approved by our shareholders on June 2, 2021. Upon the adoption of the 2017 Plan, the 2009 Stock Incentive Plan was terminated and all shares remaining available for grant under the 2009 Plan were canceled and rolled into the 2017 Plan. The number of shares available for issuance under the 2017 Plan, as amended, is equal to 4.2 million shares plus any shares subject to awards granted under the 2009 Plan that, on or after June 14, 2017, expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by us.

RSUs and Restricted Stock
We may issue RSUs to officers, employees, non-employee directors and consultants. Any cancellations of unvested RSUs granted under the Equity Plans will increase the number of shares remaining available for grant under the 2017 Plan. Time-based RSUs vest over periods generally ranging from one to three years from the date of the grant. Performance-based RSUs generally have a vesting period between two and five years. Milestone performance-based RSUs may vest at any time, upon achievement of the milestone goal, during the performance period, which is typically five years.
As of December 31, 2024, we had unrecognized compensation cost related to share-based awards of $37.2 million, at current performance accrual rates. For time-based grants with graded vesting, we expect to amortize the associated unrecognized compensation cost using an accelerated method. For time-based grants that cliff vest, we expect to amortize the associated unrecognized compensation cost as of December 31, 2024, on a straight-line basis generally over the remaining vesting period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Human Capital Committee of the Board of Directors. Depending upon performance achievement against these goals, the number of shares that vest can be anywhere from 0 to 3 times the target number of shares.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2023	1,108	$62.34
Granted*	517	104.08
Forfeited	(59)	77.17
Vested	(412)	64.81
Balance at December 31, 2024	1,154	$79.40
* These numbers include fewer than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout.

During 2024, 2023 and 2022, we granted approximately 0.5 million, 0.5 million and 0.7 million RSUs under the Equity Plans, respectively, with weighted-average per share grant date fair values of $104.08, $73.80 and $55.15, respectively, assuming target payout for the performance-based awards. The total vest date fair value of the RSUs that vested in 2024, 2023 and 2022 was $48.1 million, $31.0 million and $25.3 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2024, 2023 and 2022 was $64.81, $54.95 and $67.29, respectively.
Other Equity Grants
We grant equity awards to non-management Board members and may grant equity awards to certain consultants.
Stock Options
The 2009 Plan allowed, and the 2017 Plan allows, for the granting of incentive and non-qualified stock options, as well as other securities. The administrator of the Equity Plans, the Human Capital Committee of the Board of Directors, determines the number of options to be granted, subject to certain limitations set forth in the 2017 Plan. We grant stock options to a limited number of the employee base annually as part of our long-term incentive programs, which have generally vested over three years. During the year ended December 31, 2018, performance-based options were granted for the first time. The number of performance-based options which vest, if at all, is anywhere from 0 to 3 times the target number of options subject to the attainment of performance goals measured either during or at the end of the performance period. Performance-based options typically have a vesting period between two and five years. Milestone performance options may vest at any time, upon achievement of the milestone goal, during the performance period, which is typically five years.

Under the terms of the Equity Plans, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the Equity Plans are generally exercisable for a period of between seven to ten years from the date of grant and may vest on the grant date, another specified date, over a period of time and/or dependent upon the attainment of specified performance goals. We also have less than 0.1 million options outstanding under a prior stock plan that do not expire.
The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant and which require considerable judgment. Expected volatility was based upon a combination of implied and historic volatilities. The weighted-average grant date fair value per option award granted during the years ended December 31, 2024, 2023 and 2022 was $36.00, $24.41, and $20.28, respectively, based upon the assumptions included in the table below:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	6.6	7.5	8.0
Expected volatility	31.7%	32.8%	36.3%
Risk-free interest rate	4.2%	3.6%	2.2%
Dividend yield	1.5%	1.9%	2.3%
Information with respect to current year stock option activity is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2023	699	$66.79
Granted*	250	105.42
Forfeited	—	—
Exercised	(3)	10.29
Balance at December 31, 2024	946	$77.18
* Granted amounts include performance-based option awards at their maximum potential payout.
The weighted average remaining contractual life of our outstanding options was 8.0 years as of December 31, 2024. Options with an indefinite contractual life, which were granted between 1983 and 1986 under a prior stock plan, were assigned an original life in excess of 50 years for purposes of calculating the weighted average remaining contractual life. The majority of these options have an exercise price between $9.00 and $11.63.
The total intrinsic value of our outstanding options as of December 31, 2024 was $110.2 million. Of the 0.9 million outstanding options as of December 31, 2024, 0.4 million were exercisable with a weighted-average exercise price of $66.07. Options exercisable as of December 31, 2024, had total intrinsic value of $54.7 million and a weighted average remaining contractual life of 7.6 years. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $5.4 million and $0.3 million, respectively. In 2024, we recorded cash received from the exercise of options of $0.1 million. Upon option exercise, we issued new shares of stock.
As of December 31, 2024, we had unrecognized compensation cost on our unvested stock options of $4.3 million, at current performance accrual rates. As of December 31, 2024 and 2023, we had approximately 0.9 million and 0.7 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $73.0 million and $46.7 million, respectively, if they had been fully exercised on those dates.
Defined Contribution Plans
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our contribution expense to our Savings Plan and other defined contributions plans was approximately $1.7 million, $1.4 million and $1.4 million for 2024, 2023 and 2022, respectively.

Under the Deferred Plan, eligible US employees may make tax-deferred contributions that cannot be made under the 401(k) Plan due to Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participant's applicable compensation. From time to time InterDigital makes discretionary company contributions to the Deferred Plan on behalf of a participant.
14.    TAXES
Our domestic/foreign pre-tax income consists of the following components for 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Pre-Tax Income by Jurisdiction
Domestic	$333,983	$242,780	$129,072
Foreign	95,433	(8,170)	(11,509)
Total	$429,416	$234,610	$117,563
Our income tax provision consists of the following components for 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$36,977	$45,816	$657
State	687	(229)	931
Foreign source withholding tax	32,578	12,444	5,754
	70,242	58,031	7,342
Deferred
Federal	(38,193)	(41,922)	(17,022)
State	(144)	615	527
Foreign	9,760	(9,759)	—
Foreign source withholding tax	29,137	16,592	34,655
	560	(34,474)	18,160
Total	$70,802	$23,557	$25,502
The deferred tax assets and liabilities were comprised of the following components at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Net operating losses	$95,751	$112,634
Deferred revenue, net	46,073	48,590
Capitalized research and development	29,432	21,213
Amortization and depreciation	22,707	21,101
Debt amortization	9,334	16,093
Other	22,797	18,445
Deferred tax asset	226,094	238,076
Less: valuation allowance	(95,465)	(104,830)
Net deferred tax asset	130,629	133,246

Other	(2,475)	(4,307)
Deferred tax liability	(2,475)	(4,307)

Net deferred tax asset	$128,154	$128,939

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Non-deductible officers' compensation	1.5%	1.4%	1.5%
Global Intangible Low-Taxed Income	1.2%	0.3%	0.5%
Effect of rates different than statutory	0.8%	(0.8)%	(0.1)%
State tax provision	0.1%	0.2%	1.1%
Uncertain tax positions	0.1%	(0.4)%	1.5%
Non-creditable withholding taxes	—%	0.1%	0.4%
Other permanent differences	(0.2)%	0.5%	0.7%
Research and development tax credits	(0.4)%	(0.6)%	(1.7)%
Change in valuation allowance (a)	(0.6)%	(2.2)%	2.4%
Share-based compensation	(1.0)%	(1.3)%	0.3%
Foreign derived intangible income deduction	(5.4)%	(7.1)%	(5.3)%
Other	(0.6)%	(1.1)%	(0.6)%
Total tax provision	16.5%	10.0%	21.7%
(a) In 2024 and 2023, the Company recorded a partial release of the valuation allowance it has in France due to income projected driven by recently signed agreements.
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. Given the binary nature of our business, at this time we believe it is more likely than not that the majority of our state net operating losses and net operating losses in certain subsidiaries in France, as well as our non-wholly owned subsidiaries in the United States and United Kingdom will not be utilized; therefore we have maintained a near full valuation allowance against our state, French and United Kingdom net operating losses as of December 31, 2024. We also maintain a valuation allowance against certain temporary differences other than the net operating losses in these jurisdictions.
At December 31, 2024, we had $8.7 million in U.S net operating loss carryforwards, which can be indefinitely carried forward, as well as non-U.S. net operating loss carryforwards amounting to $77.9 million which can be indefinitely carried forward under French statutes. In addition, we had U.S. state net operating loss carryforwards of $1.4 billion, of which $36.8 million can be indefinitely carried forward, while the remaining $1.4 billion will expire in varying amounts from 2025 to 2044.
The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. On December 31, 2024, the Company does not have distributable earnings in foreign subsidiaries that would be subject to deferred taxes.
Uncertain Income Tax Positions
As of December 31, 2024, 2023 and 2022, we had $13.8 million, $14.4 million and $16.1 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2024, we reduced the reserve previously established for the amended returns by $0.7 million for the benefit available in the current year had it not been included on the amended returns.
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
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2024 through 2022 (in thousands):

	December 31,
	2024	2023	2022
Balance as of January 1	$14,385	$16,052	$15,694
Tax positions related to current year:
Additions	165	91	1,264
Tax positions related to prior years:
Additions	—	—	45
Reductions	(702)	(1,758)	(951)
Balance as of December 31	$13,848	$14,385	$16,052
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding taxes and income taxes from multiple state jurisdictions. Our federal income tax returns for 2006 to the present, with the exception of 2011 and 2012, are currently open and will not close until the respective statutes of limitations have expired. The 2014, 2015 and 2018-2020 Federal income tax returns are currently under audit by the IRS. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards. The statute of limitations applicable to our open federal returns will expire at the end of 2027. The Company is subject to French corporate income tax on certain subsidiaries. The statute of limitations applicable to our open French returns will expire in 2026. Excluding the Korea Competent Authority Proceeding and the Finland Competent Authority Proceeding described in the section below, specific tax treaty procedures remain open for certain jurisdictions for 2014 to the present. Many of our subsidiaries have filed state income tax returns on a separate company basis. To the extent these subsidiaries have unexpired net operating losses, their related state income tax returns remain open. These returns have been open for varying periods, some exceeding ten years. The total amount of state net operating losses is $1.4 billion.
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2024, 2023 and 2022, we paid $23.3 million, $12.0 million and $5.5 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.
Between 2014 and 2024, we paid approximately $141.9 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
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

	Year Ended December 31,
	2024	2023	2022
Net income applicable to common shareholders	$358,614	$214,069	$93,693
Weighted-average shares outstanding:
Basic	25,325	26,860	30,106
Dilutive effect of stock options, RSUs, and warrants	1,993	704	379
Dilutive effect of convertible securities	2,393	538	—
Diluted	29,711	28,102	30,485
Earnings Per Share:
Basic	$14.16	$7.97	$3.11
Dilutive effect of stock options, RSUs, and warrants	(0.87)	(0.19)	(0.04)
Dilutive effect of convertible securities	(1.22)	(0.16)	—
Diluted	$12.07	$7.62	$3.07
Certain shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of earnings per share because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for the years ended December 31, 2024, 2023 and 2022, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of earnings per share for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restricted stock units and stock options	1	106	504
Warrants	6,271	7,488	6,444
Total	6,272	7,594	6,948
Convertible Notes and Warrants
Refer to Note 10, "Obligations," for information about the Company's convertible notes and warrants and related conversion and strike prices. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, or above the strike price of the Company's outstanding warrants, the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
16.    EQUITY TRANSACTIONS
Repurchase of Common Stock
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “Share Repurchase Program”). Subsequently our Board of Directors authorized five $100 million increases to the program, respectively, and an additional $333 million in December 2022 and an additional $235 million in December 2023, bringing the total amount of the Share Repurchase Program to approximately $1.4 billion. The Company may repurchase shares under the Share Repurchase Program through open market purchases, pre-arranged trading plans or privately negotiated purchases.

The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the Share Repurchase Program (in thousands). As of December 31, 2024, there was approximately $229.5 million remaining under the Share Repurchase Program authorization.

	Share Repurchase Program
	# of Shares	Value
2024	644	$66,726
2023	4,411	339,704
2022	1,224	74,445
2021	458	30,000
2020	6	349
2019	2,962	196,269
2018	1,478	110,505
2017	107	7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	17,984	$1,139,411
In 2023, we commenced a modified “Dutch auction” tender offer (the “Tender Offer”), which resulted in the repurchase of 2.7 million shares of our common stock at a price of $72.98 per share, for an aggregate cost of $199.9 million, excluding fees, expenses and excise tax relating to the Tender Offer.
Dividends
Cash dividends on outstanding common stock declared in 2024 and 2023 were as follows (in thousands, except per share data):

2024	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.40	$10,155	$10,155
Second quarter	0.40	10,052	20,207
Third quarter	0.45	11,366	31,573
Fourth quarter	0.45	11,557	43,130
	$1.70	$43,130

2023
First quarter	$0.35	$9,449	$9,449
Second quarter	0.35	9,273	18,722
Third quarter	0.40	10,348	29,070
Fourth quarter	0.40	10,226	39,296
	$1.50	$39,296
We increased the quarterly cash dividend by $0.05 per share in both 2023 and 2024 to raise the dividend payable from $0.35 to $0.45 per share. In February 2025, we announced an additional increase in the quarterly cash dividend by $0.15 per share, beginning with the quarterly dividend payable in second quarter 2025. We currently expect to continue to pay dividends in accordance with our dividend policy; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.

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
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and, as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available on the lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2024 and 2023 (in thousands):

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets, net	Other non-current assets, net	$15,218	$15,746
Total Lease Assets		15,218	15,746

Liabilities
Operating lease liabilities - Current	Other accrued expenses	3,398	2,879
Operating lease liabilities - Noncurrent	Other long-term liabilities	15,772	17,385
Total Lease Liabilities		$19,170	$20,264
The components of lease costs which were included within operating expenses in our consolidated statement of income were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$3,982	$3,821	$6,243
Short-term lease cost	246	388	343
Variable lease cost	1,376	1,316	1,522
For the years ended December 31, 2024, 2023, and 2022, we did not have any sublease income. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2024 and 2023 was $4.1 million and $4.4 million, respectively, and was included in net cash provided by operating activities in our consolidated statement of cash flows. As of December 31, 2024, the weighted average remaining operating lease term was 5.3 years and the weighted average discount rate used to determine the operating lease liabilities was 6.2%. As of December 31, 2024, there have been no leases entered into that have not yet commenced.

The maturities of our operating lease liabilities as of December 31, 2024, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities
2025	$4,458
2026	4,336
2027	4,155
2028	3,702
2029	3,335
Thereafter	2,490
Total lease payments	22,476
Less: Imputed interest	(3,306)
Present value of lease liabilities	$19,170
18.    OTHER INCOME (EXPENSE), NET
The amounts included in "Other income (expense), net" in the consolidated statements of income for the year ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest and investment income	$40,395	$46,628	$14,452
Loss on extinguishment of long-term debt	—	—	(11,190)
Other	(5,070)	11,184	(6,719)
Other income (expense), net	$35,325	$57,812	$(3,457)
Interest and investment income is mostly derived from our short-term investments and changes are primarily due changes in the average amounts held in short-term investments and market conditions. Refer to Note 10, "Obligations," for further information on the $11.2 million loss on extinguishment of long-term debt recognized during the year ended December 31, 2022.
The change in Other was primarily due to fair value adjustments of our investments and pension obligation resulting in $5.4 million and $12.1 million of net gains in 2024 and 2023, respectively, and $2.4 million of net losses in 2022. Additionally, the change is due to net losses on foreign currency translation arising primarily from euro translation of our foreign subsidiaries of $7.9 million and $3.9 million in 2024 and 2022, respectively, and a $1.0 million foreign currency translation net gain in 2023.
19.    RESTRUCTURING ACTIVITIES
During 2021, we announced that, as a result of a strategic review of our research and innovation priorities, we commenced the process of a collective economic layoff in which we proposed a reduction in force of our research and innovation unit. We expanded our restructuring efforts to include general and administrative functions largely centered in the U.S. During 2024 and 2023, we did not recognize any restructuring expenses, and the Company considers the plan to be complete. We do not anticipate further restructuring charges and no there are no remaining restructuring liabilities.
As part of the Company’s evaluation of its flexible work policy and the impact of returning to the office, the Company evaluated its current office space footprint and its expected needs going forward. As the result of this evaluation, during 2022, we recognized a $2.4 million impairment, comprised of $0.4 million of property and equipment and $2.0 million of right of use assets, related to the abandonment of portions of three of our leased properties, which was included within “Restructuring activities” in the consolidated statement of income.

The restructuring expenses included in "Restructuring activities" in the consolidated statements of income for the years ending December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Asset impairment	$—	$—	$2,427
Severance and other benefits	—	—	305
Outside services and other associated costs	—	—	548
Total	$—	$—	$3,280
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION.
During fourth quarter 2024, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Name	Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Jean Rankin	Adopt	December 16, 2024	X		3,278	June 30, 2025
Liren Chen	Adopt	December 2, 2024	X		100,000[1]	August 29, 2025
S. Doug Hutcheson	Adopt	November 22, 2024	X		8,398	November 21, 2025
Richard Brezski	Adopt	November 14, 2024	X		31,530	August 29, 2025
Eeva Hakoranta	Adopt	November 19, 2024	X		5,150	August 19, 2025
Jean Rankin	Terminate	December 16, 2024	X		599	June 30, 2025
1) Consists of stock options to be exercised.

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
We also have an insider trading policy which governs the purchase, sale and/or other dispositions of our securities by our directors, executive officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2024 valuation allowance for deferred tax assets	$104,830	$(9,365)	(a)	$—	$95,465
2023 valuation allowance for deferred tax assets	$122,217	$(7,628)	(a)	$(9,759)	$104,830
2022 valuation allowance for deferred tax assets	$151,522	$(29,305)	(a)	$—	$122,217
2024 reserve for uncollectible accounts	$—	$—		$—	$—
2023 reserve for uncollectible accounts	$—	$—		$—	$—
2022 reserve for uncollectible accounts	$322	$—		$(322)	$—

(a)The decrease was primarily related to the decrease in Pennsylvania state tax rate and utilization of certain French deferred tax assets. There was a partial release of valuation allowance against deferred tax assets in France due to the Samsung deal in 2024.
(3)Exhibits.
See Item 15(b) below.
(b)

Exhibit Number	Exhibit Description
*3.1	Amended and Restated Articles of Incorporation of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K filed on June 7, 2011).
*3.2	Amended and Restated Bylaws of InterDigital (Exhibit 3.1 to InterDigital's Current Report on Form 8-K filed on July 15, 2022).
*4.1	Specimen Stock Certificate of InterDigital (Exhibit 4.3 to InterDigital's Quarterly Report on Form 10-Q filed on April 28, 2011).
*4.2	Description of InterDigital's Securities (Exhibit 4.2 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2020).
*4.3	Indenture, dated May 27, 2022, between InterDigital, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to InterDigital's Form 8-K filed on May 27, 2022).
*4.4	Form of 3.50% Senior Convertible Note due 2027 (included in Exhibit 4.1 to InterDigital’s Current Report on Form 8-K filed on May 27, 2022).

Benefit Plans
†*10.1	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991).
†*10.2	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital's Quarterly Report on Form 10-Q filed on August 14, 2000).

†*10.3	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2001).
†*10.4	2009 Stock Incentive Plan (Exhibit 99.1 to InterDigital's Registration Statement on Form S-8 filed on June 4, 2009 (File No. 333-159743)).
†*10.5	Amendment to 2009 Stock Incentive Plan, effective as of June 12, 2013 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q filed on July 26, 2013).
†*10.6	2015 Amendment to 2009 Stock Incentive Plan, effective as of June 11, 2015 (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q filed on July 30, 2015).
†*10.7	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Stock Options (Exhibit 10.5 to InterDigital's Current Report on Form 8-K filed on January 28, 2013).
†*10.8	2009 Stock Incentive Plan, Term Sheet and Standard Terms and Conditions for Time-Based Restricted Stock Units (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q filed on April 29, 2015).
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

†*10.18	Compensation Program for Non-Management Directors (as amended March 2017) (Exhibit 10.1 to InterDigital's Current Report on Form 8-K filed on April 3, 2017).
†*10.19	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Restricted Stock Unit Awards (Exhibit 10.1 to InterDigital, Inc.'s Current Report on Form 8-K filed on July 9, 2018).
†*10.20	2017 Equity Incentive Plan, Form of Term Sheet for 2018 Performance-Based Stock Option Awards (Exhibit 10.2 to InterDigital, Inc.'s Current Report on Form 8-K filed on July 9, 2018).
†*10.21
2017 Equity Incentive Plan, Form of Agreement for Time-Based Restricted Stock Unit Awards (revised October 2018) (Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).

†*10.22
2017 Equity Incentive Plan, Form of Agreement for Performance-Based Restricted Stock Unit Awards (revised October 2018) (Exhibit 10.4 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).

†*10.23	2017 Equity Incentive Plan, Form of Agreement for Stock Option Awards (revised October 2018) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).
†*10.24	InterDigital Inc. Amended Executive Severance and Change in Control Policy (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q filed on August 1, 2024).

†*10.25
2017 Equity Incentive Plan, Form of Term Sheet for Performance-Based Restricted Stock Unit Awards (revised July 2024).(Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q filed on August 1, 2024).

†*10.26	2017 Equity Incentive Plan, Form of Term Sheet for Performance-Based Stock Option Awards (revised July 2024).(Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q filed on August 1, 2024).
10.27	Amended Compensation Program for Non-Management Directors
*10.28	Amended and Restated Stock Ownership Guidelines for Directors and Executive Officers (Exhibit 10.28 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2023).
*10.29	Amended and Restated Deferred Compensation Plan (Exhibit 10.29 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2023).
Employment-Related Agreements
†*10.30	Form of Indemnity Agreement between InterDigital and certain of its directors and executive officers (Exhibit 10.27 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2021).
†*#10.31	Executive Agreement between InterDigital International, LLC and Eeva Hakoranta, dated June 2, 2020 (Exhibit 10.28 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2021).
†*10.32	Offer Letter Between InterDigital and Liren Chen dated March 13, 2021 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q filed on May 6, 2021).
†*#10.33	Offer Letter between InterDigital, Inc. and Rajesh Pankaj dated June 16, 2022 (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q filed on August 4, 2022).
Other Material Contracts
*10.34	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K filed on May 27, 2022).
*10.35	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital's Current Report on Form 8-K filed on May 27, 2022).
*10.36	Form of Unwind Agreement (Exhibit 10.4 to InterDigital's Form 8-K filed on May 27, 2022).
19	Insider Trading Policy
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
*97	Amended and Restated Clawback Policy (Exhibit 97 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

Item 16.        FORM 10-K SUMMARY.

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                INTERDIGITAL, INC.

Date: February 6, 2025	By:	/s/ Liren Chen
Liren Chen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 6, 2025	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 6, 2025	/s/ Derek Aberle
Derek Aberle, Director

Date: February 6, 2025	/s/ Samir Armaly
Samir Armaly, Director

Date: February 6, 2025	/s/ Joan H. Gillman
Joan H. Gillman, Director

Date: February 6, 2025	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 6, 2025	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 6, 2025	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 6, 2025	/s/ Liren Chen
Liren Chen, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2025	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)