Form 10-Q
period 2025-03-31
InterDigital, Inc.
filed 2025-05-01
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,936,735
Title of Class	Outstanding at April 29, 2025

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$536,639	$527,360
Short-term investments	346,653	430,848
Accounts receivable	304,268	188,302
Prepaid and other current assets	54,636	84,312
Total current assets	1,242,196	1,230,822
Property and equipment, net	27,477	18,544
Patents, net	316,800	308,630
Deferred tax assets	117,414	128,133
Other non-current assets, net	157,957	149,400
Total assets	$1,861,844	$1,835,529
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$455,241	$456,329
Accounts payable	9,466	12,206
Accrued compensation and related expenses	24,714	42,575
Deferred revenue	175,261	178,009
Dividends payable	15,577	11,557
Other accrued expenses	24,198	25,134
Total current liabilities	704,457	725,810
Long-term debt	16,015	15,443
Long-term deferred revenue	149,117	182,119
Other long-term liabilities	55,371	54,942
Total liabilities	924,960	978,314
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,895 and 70,577 shares issued and 25,976 and 25,682 shares outstanding	708	705
Additional paid-in capital	793,624	808,540
Retained earnings	1,875,398	1,775,823
Accumulated other comprehensive loss	(202)	(458)
Treasury stock, 44,919 and 44,895 shares of common stock held at cost	(1,732,644)	(1,727,395)
Total shareholders' equity	936,884	857,215
Total liabilities and shareholders' equity	$1,861,844	$1,835,529

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$210,507	$263,542
Operating expenses:
Research and portfolio development	47,430	49,375
Licensing	17,677	96,589
General and administrative	13,568	13,840
Total operating expenses	78,675	159,804

Income from operations	131,832	103,738

Interest expense	(9,871)	(11,922)
Other income, net	10,258	9,247
Income before income taxes	132,219	101,063
Income tax provision	(16,617)	(19,411)
Net income	$115,602	$81,652
Net income per common share — Basic	$4.49	$3.20
Weighted average number of common shares outstanding — Basic	25,741	25,510
Net income per common share — Diluted	$3.45	$2.88
Weighted average number of common shares outstanding — Diluted	33,505	28,341
Cash dividends declared per common share	$0.60	$0.40

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$115,602	$81,652
Unrealized gain (loss) on investments, net of tax	256	(495)
Comprehensive income	$115,858	$81,157
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$581,549
Net income	—	—	—	81,652	—	—	—	81,652
Net change in unrealized loss on short-term investments	—	—	—	—	(495)	—	—	(495)
Dividends declared ($0.40 per share)	—	—	343	(10,490)	—	—	—	(10,147)
Issuance of common stock, net	131	2	(8,637)	—	—	—	—	(8,635)
Share-based compensation	—	—	9,386	—	—	—	—	9,386
Repurchase of common stock	—	—	—	—	—	277	(29,019)	(29,019)
Balance, March 31, 2024	69,638	$696	$744,073	$1,533,232	$(1,142)	44,204	$(1,652,568)	$624,291

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$857,215
Net income	—	—	—	115,602	—	—	—	115,602
Net change in unrealized gain on short-term investments	—	—	—	—	256	—	—	256
Dividends declared ($0.60 per share)	—	—	450	(16,027)	—	—	—	(15,577)
Exercise of common stock options	100	1	7,314	—	—	—	—	7,315
Issuance of common stock, net	218	2	(32,178)	—	—	—	—	(32,176)
Share-based compensation	—	—	9,498	—	—	—	—	9,498
Repurchase of common stock	—	—	—	—	—	24	(5,249)	(5,249)
Balance, March 31, 2025	70,895	$708	$793,624	$1,875,398	$(202)	44,919	$(1,732,644)	$936,884
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$115,602	$81,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,213	17,240
Non-cash interest income, net	(1,533)	(3,661)
Non-cash change in investments	476	1,247
Change in deferred revenue	(38,750)	(27,542)
Deferred income taxes	10,651	11,789
Share-based compensation	9,498	9,386
(Increase) Decrease in assets:
Receivables	(115,966)	(28,337)
Deferred charges and other assets	(2,201)	(27,577)
(Decrease) Increase in liabilities:
Accounts payable	1,730	3,522
Accrued compensation and other expenses	(17,709)	13,054
Net cash (used in) provided by operating activities	(19,989)	50,773
Cash flows from investing activities:
Purchases of short-term investments	(86,864)	(167,086)
Sales of short-term investments	173,029	191,702
Purchases of property and equipment	(14,508)	(444)
Capitalized patent costs	(12,149)	(8,973)
Long-term investments	—	1,576
Net cash provided by investing activities	59,508	16,775
Cash flows from financing activities:
Payments on long-term debt	(1,284)	(1,590)
Repurchase of common stock	(5,249)	(28,868)
Net proceeds from exercise of stock options	7,316	—
Taxes withheld upon restricted stock unit vestings	(32,177)	(8,635)
Dividends paid	(11,557)	(10,226)
Net cash used in financing activities	(42,951)	(49,319)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,432)	18,229
Cash, cash equivalents and restricted cash, beginning of period	551,547	442,961
Cash, cash equivalents and restricted cash, end of period	$548,115	$461,190
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2025, the results of our operations for the three months ended March 31, 2025 and 2024 and our cash flows for the three months ended March 31, 2025 and 2024. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 6, 2025. Definitions of capitalized terms not defined herein appear within our 2024 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2024 Form 10-K, except as indicated below in "New Accounting Guidance".
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information:	2025	2024
Income taxes paid, including foreign withholding taxes	$10,204	$9,335
Non-cash investing and financing activities:
Dividend payable	15,577	10,155
Right-of-use assets obtained in exchange of operating lease liabilities	—	2,189
Non-cash acquisition of patents	13,000	—
Accrued capitalized patent costs and property and equipment purchases	4,470	(1,358)
Unsettled repurchase of common stock	411	—

New Accounting Guidance
Accounting Standards Update: Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption allowed. We adopted this guidance as of January 1, 2025, and we will include the necessary disclosures in our annual Form 10-K. The disclosures are required on an annual basis so there was no impact to this Form 10-Q.
Accounting Standards Update: Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in the ASU require disclosures for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption allowed. We are currently evaluating the impact of adoption on our consolidated financial statements.
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
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
Smartphone	$183,991	$80,280	$103,711	129%
CE, IoT/Auto	26,267	182,543	(156,276)	(86)%
Other	249	719	(470)	(65)%
Total Revenues	$210,507	$263,542	$(53,035)	(20)%

Catch-up revenues (a), included above	$84,785	$166,678	$(81,893)	(49)%

(a)    Catch-up revenues represent revenue associated with reporting periods prior to the execution of the license agreement.
During the three months ended March 31, 2025, we recognized $68.6 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2025, we had contract assets of $190.9 million included within "Accounts receivable" and $3.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet. As of December 31, 2024, we had contract assets of $162.8 million included within "Accounts receivable" in the condensed consolidated balance sheet.

Contracted Revenue
Based on contracts signed and committed as of March 31, 2025, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2025	$341,744
2026	362,495
2027	350,978
2028	259,821
2029	206,185
Thereafter	179,697
Total Revenue	$1,700,920
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
3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash currently consist of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents, and restricted cash as of March 31, 2025, December 31, 2024, and March 31, 2024 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Cash and cash equivalents	$536,639	$527,360	$440,242
Restricted cash included within prepaid and other current assets	11,476	24,187	20,948
Total cash, cash equivalents, and restricted cash	$548,115	$551,547	$461,190
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Three licensees comprised 87% and 84% of our accounts receivable balances of March 31, 2025 and December 31, 2024, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$509,097	$—	$—	$509,097
Commercial paper (b)	—	100,297	—	100,297
U.S. government securities (c)	—	171,296	—	171,296
Corporate bonds, asset backed and other securities (d)	—	113,667	—	113,667
Total	$509,097	$385,260	$—	$894,357

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$535,745	$—	$—	$535,745
Commercial paper (b)	—	78,870	—	78,870
U.S. government securities (c)	—	230,561	—	230,561
Corporate bonds, asset backed and other securities (d)	—	137,219	—	137,219
Total	$535,745	$446,650	$—	$982,395
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of March 31, 2025 and December 31, 2024, $23.1 million and $4.1 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of March 31, 2025, $5.1 million of U.S. government securities was included within cash and cash equivalents.
(d)As of March 31, 2025 and December 31, 2024, $10.4 million and $11.7 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of March 31, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	March 31, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$455,241	$1,236,963	$460,000	$454,739	$1,166,155

Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of March 31, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$16,015	$16,067	$17,033	$17,102

4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Prepaid assets	$23,134	$38,952
Tax receivables	16,947	16,691
Restricted cash	11,476	24,187
Other current assets	3,079	4,482
Total Prepaid and other current assets	$54,636	$84,312
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Tax receivables	$95,056	$88,619
Goodwill	22,421	22,421
Long-term investments	19,375	19,851
Right-of-use assets	14,545	15,218
Other non-current assets	6,560	3,291
Total Other non-current assets, net	$157,957	$149,400
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Accrued legal fees	$10,240	$9,571
Other accrued expenses	13,958	15,563
Total Other accrued expenses	$24,198	$25,134
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Deferred compensation liabilities	$21,161	$19,969
Operating lease liabilities	15,055	15,772
Other long-term liabilities	19,155	19,201
Total Other long-term liabilities	$55,371	$54,942

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
The 2027 Notes will be convertible into cash up to the aggregate principal amount of the notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). From the period January 1, 2024 through June 30, 2025, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions ("2027 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also, on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions ("2027 Warrant Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock. As of March 31, 2025, the warrants under the 2027 Warrant Transactions had a weighted average strike price of $106.14 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
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
During second quarter 2022, we repurchased $273.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering of the 2027 Notes. In connection with the partial repurchase of the 2024 Notes, we entered into partial unwind agreements that amended the terms of the 2024 Call Spread Transactions to reduce the number of options corresponding to the principal amount of the repurchased 2024 Notes. The unwind agreements also reduce the number of warrants exercisable under the 2024 Warrant Transactions. As a result of the partial unwind transactions, approximately 3.3 million shares of common stock in the aggregate that were covered under each of the 2024 Note Hedge Transactions and the 2024 Warrant Transactions were unwound.
On June 1, 2024, the 2024 Notes matured and we repaid the remaining $126.2 million in aggregate principal in cash and issued 0.3 million common shares to settle the remaining obligation. This issuance was effectively offset by our receipt of 0.3 million shares from the settlement of the 2024 Note Hedge Transactions. Additionally, the 2024 Warrant Transactions settled, on a net-share basis, during September through December 2024 resulting in the issuance of 0.5 million shares.

The following table reflects the carrying value of our Convertible Notes long-term debt as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
Less: Deferred financing costs	(4,759)	(5,261)
Net carrying amount of the Convertible Notes	455,241	454,739
Less: Current portion of long-term debt	(455,241)	(454,739)
Long-term net carrying amount of the Convertible Notes	$—	$—
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three months ended March 31, 2025 and 2024 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three Months Ended March 31,
	2025	2024
	2027 Notes	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$4,025	$631	$4,656
Amortization of deferred financing costs	502	465	151	616
Total	$4,527	$4,490	$782	$5,272

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2025 and December 31, 2024 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenues generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2025 and 2024, we recognized $0.3 million and $0.6 million, respectively, of interest expense related to this debt. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly. We made $1.3 million in payments to CPPIB Credit during the three months ended March 31, 2025, and $1.6 million in payments were made during the three months ended March 31, 2024.

Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of March 31, 2025, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
6. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Lenovo
In fourth quarter 2024, the Company reached an agreement with Lenovo Group Limited and certain of its subsidiaries (“Lenovo”) to enter into binding arbitration to determine the final terms of a new patent license agreement, which will be effective from January 1, 2024. On November 6, 2024, the Company filed a request for arbitration with the International Chamber of Commerce. On March 19, 2025, the International Chamber of Commerce confirmed the full tribunal for the arbitration.
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
On July 21, 2023, the International Chamber of Commerce confirmed the full tribunal for the arbitration. The two-week arbitration hearing was held in July 2024, and closing arguments were held on October 23, 2024. We expect a decision soon.
Tesla
On December 5, 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. On March 8, 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard on May 24-25 and June 4, 2024, and on July 15, 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court.
A hearing on costs and permission to appeal was held on July 30, 2024. On July 16, 2024, Tesla sought permission to appeal the decision; the Company also sought permission to appeal on two limited grounds conditionally, should Tesla’s request for an appeal be granted. The appeal hearing was held on December 2-3, 2024, and on March 6, 2025 the UK Court of Appeal upheld the lower court's decision and refused Tesla’s request for permission to appeal. On April 3, 2025 Tesla filed an application for permission to appeal to the Supreme Court. The Company filed its response on April 29, 2025.
Disney
US Central District of California Proceedings
On February 3, 2025, the Company and certain of its subsidiaries filed a claim in the Federal District Court of the Central District of California against The Walt Disney Co. and certain of its subsidiaries. The claim alleges infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, damages to prevent further infringement of the asserted patents.
Brazil Proceedings
On February 3, 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against The Walt Disney Co. and certain of its subsidiaries. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.

Germany Proceedings
On February 3, 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Regional Court against The Walt Disney Co. and certain of its subsidiaries. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
UPC Proceedings
On February 3, 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Mannheim Local Divisional Court and Dusseldorf Local Divisional Court against The Walt Disney Co. and certain of its subsidiaries. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2025, except as noted above.
7. INCOME TAXES
In the three months ended March 31, 2025 and 2024, the Company had an estimated effective tax rate of 12.6% and 19.2%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the increase in French revenue. During both the three months ended March 31, 2025 and 2024, the Company recorded discrete net benefits of $3.9 million and $1.7 million, respectively, primarily related to share-based compensation.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the three months ended March 31, 2025 and 2024, the Company paid approximately $3.2 million and $9.3 million, respectively, in foreign source creditable withholding tax.

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

	Three Months Ended March 31,
	2025	2024
Net income	$115,602	$81,652
Weighted-average shares outstanding:
Basic	25,741	25,510
Dilutive effect of stock options and RSUs	1,275	889
Dilutive effect of warrants	2,819	—
Dilutive effect of convertible securities	3,670	1,942
Diluted	33,505	28,341
Earnings per share:
Basic	$4.49	$3.20
Dilutive effect of stock options and RSUs	(0.17)	(0.10)
Dilutive effect of warrants	(0.38)	—
Dilutive effect of convertible securities	(0.49)	(0.22)
Diluted	$3.45	$2.88
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

	Three Months Ended March 31,
	2025	2024
Warrants	3,136	7,488
Total	3,136	7,488
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

9. SEGMENT PERFORMANCE MEASURES AND EXPENSES
Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, assesses company-wide performance and allocates resources based on consolidated financial information. Consequently, we view the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment. Our CODM evaluates company-wide performance based on multiple performance measures, including, but not limited to, net income. Our CODM does not generally evaluate our performance using asset or historical cash flow information.
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$210,507	$263,542
Less:
Departmental expenses (a)	41,337	44,466
Depreciation and amortization	18,213	17,240
Intellectual property enforcement	6,978	19,744
Share-based compensation	9,498	9,386
Revenue share costs	2,649	68,968
Other non-operating (income) expense, net (b)	(387)	2,675
Income tax provision	16,617	19,411
Net income	$115,602	$81,652
(a) Includes personnel-costs, consulting costs, outside services, administrative costs, and other operating expenses.
(b) Includes interest income, interest expense, and other non-operating income and expenses

10. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest and investment income	$9,264	$11,778
Other	994	(2,531)
Other income, net	$10,258	$9,247

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2024 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “catch-up revenues.” For variable and dynamic fixed-fee license agreements, “catch-up revenues” primarily represents revenue associated with reporting periods prior to the execution of the license agreement.
New Agreement
In March 2025, we signed a new multi-year, worldwide, non-exclusive, royalty bearing license agreement with vivo Mobile, a major Chinese smartphone vendor. We now have seven of the ten largest smartphone vendors and almost 80% of the entire global smartphone market under license.
Subsequent Events
In April 2025, we signed a new multi-year license agreement with HP Inc. The agreement licenses HP personal computers to InterDigital’s Wi-Fi and video decoding technologies. No revenue related to this agreement was recognized in first quarter 2025.
Return of Capital to Shareholders
In February 2025, we announced an additional increase in the quarterly cash dividend by $0.15 per share to $0.60 per share, beginning with the quarterly dividend payable in second quarter 2025. During first quarter 2025, we returned $20.8 million to shareholders, including $15.6 million, or $0.60 per share, of cash dividends declared and $5.2 million through the repurchase of shares of common stock.
As of April 30, 2025, there was $216.1 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item II - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash & Short-term Investments
As of March 31, 2025, we had $894.8 million of cash, restricted cash, and short-term investments and over $1.6 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the Samsung and Lenovo arbitrations.
92% of our first quarter 2025 revenues are from fixed-fee agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three months ended March 31, 2025 and 2024, including the resulting operating cash flow (in thousands):

	Three Months Ended March 31,
Cash vs. Non-cash revenue:	2025	2024
Fixed fee cash receipts (a)	$22,579	$190,985
Other cash receipts (b)	24,251	10,773
Change in deferred revenue	38,750	27,542
Change in receivables	115,966	28,337
Other	8,961	5,905
Total Revenue	$210,507	$263,542
Net cash (used in) provided by operating activities	$(19,989)	$50,773
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenues.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenues.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of March 31, 2025 (in thousands):

Deferred Revenue
Remainder of 2025	$140,156
2026	141,119
2027	39,486
2028	1,141
2029	1,206
Thereafter	1,270
Total Revenue	$324,378
Revenue
First quarter 2025 revenues of $210.5 million includes $84.8 million of catch-up revenues, while first quarter 2024 revenues of $263.5 million includes $166.7 million of catch-up revenues. The $53.0 million decrease was primarily due to catch-up revenues from the Samsung TV agreement recognized in first quarter 2024, partially offset by revenues recognized from new agreements signed over the last twelve months. In first quarter 2025, revenues (in descending order) from vivo Mobile, Apple, and Samsung each comprised 10% or more of our consolidated revenues. Refer to "Results of Operations --First Quarter 2025 Compared to First Quarter 2024" for further discussion of our 2025 revenue.
Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by market volatility, inflation, supply chain issues, high interest rates, labor shortages, tariffs and other potential trade-related sanctions, and the potential for a recession. These market factors, as well as the impacts of the Ukraine-Russia and Middle East conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing first quarter 2025 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our first quarter 2025 revenues include $84.8 million of catch-up revenues primarily related to a new patent license agreement with vivo Mobile signed in first quarter 2025.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to consolidated financial statements included in our 2024 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2024 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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

Cash, cash equivalents, restricted cash, and short-term investments
As of March 31, 2025 and December 31, 2024, we had the following amounts of cash and cash equivalents, restricted cash, and short-term investments (in thousands):

	March 31, 2025	December 31, 2024	Increase / (Decrease)
Cash and cash equivalents	$536,639	$527,360	$9,279
Restricted cash included within prepaid and other current assets	11,476	24,187	(12,711)
Short-term investments	346,653	430,848	(84,195)
Total cash, cash equivalents, restricted cash, and short-term investments	$894,768	$982,395	$(87,627)
The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $43.0 million, cash used in investing activities of $26.7 million, excluding sales and purchases of short-term investments, and cash used in operating activities of $20.0 million. Refer to the sections below for further discussion of these items.
Cash flows (used in) provided by operating activities
Cash flows (used in) provided by operating activities in the first quarter 2025 and 2024 (in thousands) were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Net cash (used in) provided by operating activities	$(19,989)	$50,773	$(70,762)
Our cash flows (used in) provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $70.8 million change in net cash (used in) provided by operating activities was driven by lower cash receipts primarily due to large cash receipts in first quarter 2024 related to catch-up revenues from agreements signed in first quarter 2024 and due to timing of cash receipts under existing agreements. This decrease was partially offset by lower cash operating expenses primarily due to lower revenue share and litigation costs recognized in first quarter 2025. The table below sets forth the significant items comprising our cash flows provided by operating activities during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Total Cash Receipts	$46,830	$201,758	$(154,928)
Cash Outflows:
Cash operating expenses [a]	(50,964)	(133,178)	82,214
Income taxes paid [b]	(10,204)	(9,335)	(869)
Total cash outflows	(61,168)	(142,513)	81,345

Other working capital adjustments	(5,651)	(8,472)	2,821

Cash flows (used in) provided by operating activities	$(19,989)	$50,773	$(70,762)
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $2.6 million and $69.0 million in first quarter 2025 and 2024, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by investing activities for first quarter 2025 was $59.5 million, a $42.7 million change from $16.8 million in first quarter 2024. During first quarter 2025, we sold $86.2 million of short-term marketable securities, net of purchases, and capitalized $26.7 million of patent costs and property and equipment purchases. During first quarter 2024, we sold $24.6 million of short-term marketable securities, net of purchases, and capitalized $9.4 million of patent costs and property and equipment purchases.

Net cash used in financing activities for first quarter 2025 was $43.0 million, a change of $6.4 million from $49.3 million the first quarter 2024. This change was primarily attributable to a $23.5 million increase of taxes withheld on restricted stock unit vestings primarily due to the increased share price at vesting, partially offset by a $23.6 million decrease in share repurchases and $7.3 million of proceeds from the exercise of stock options.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2025 was approximately $324.4 million, a net decrease of $35.8 million from December 31, 2024. This decrease in deferred revenue was primarily due amortization of deferred revenue recognized in the period, partially offset by cash receipts on new and existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2025 deferred revenue balance of $324.4 million by $175.3 million over the next twelve months.
Convertible Notes
See Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
From the period January 1, 2024 through June 30, 2025, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
Our 2027 Notes are included in the dilutive earnings per share calculation using the if-converted method. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. The 2027 Notes are convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the 2027 Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (initial conversion price of approximately $77.49 per share), or above the strike price of the warrants (weighted average strike price of $106.14 per share), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the 2027 Notes and the 2027 Warrant Transactions based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 5, "Obligations," the 2027 Notes are convertible into cash up to the aggregate principal amount to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes outstanding as of March 31, 2025, and the approximately 5.9 million warrants related to the 2027 Notes, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2027 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the 2027 Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2027 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the 2027 Notes, exercise of the warrants subject to the 2027 Warrant Transactions, and settlement of the 2027 Note Hedge Transactions (in thousands):

	2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
$106	1,616	—	1,616	(1,616)	—
$120	2,122	694	2,816	(2,122)	694
$130	2,417	1,098	3,515	(2,417)	1,098
$140	2,669	1,445	4,114	(2,669)	1,445
$150	2,888	1,746	4,634	(2,888)	1,746
$160	3,080	2,009	5,089	(3,080)	2,009
$170	3,249	2,241	5,490	(3,249)	2,241
$180	3,400	2,448	5,848	(3,400)	2,448
$190	3,534	2,632	6,166	(3,534)	2,632
$200	3,655	2,798	6,453	(3,655)	2,798
$210	3,765	2,949	6,714	(3,765)	2,949
$220	3,864	3,085	6,949	(3,864)	3,085
$230	3,955	3,210	7,165	(3,955)	3,210
$240	4,038	3,324	7,362	(4,038)	3,324
$250	4,115	3,430	7,545	(4,115)	3,430
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
First Quarter 2025 Compared to First Quarter 2024
Revenues
The following table compares first quarter 2025 revenues to first quarter 2024 revenues (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
Smartphone	$183,991	$80,280	$103,711	129%
CE, IoT/Auto	26,267	182,543	(156,276)	(86)%
Other	249	719	(470)	(65)%
Total Revenues	$210,507	$263,542	$(53,035)	(20)%

Catch-up revenues(a), included above	$84,785	$166,678	$(81,893)	(49)%
(a)    Catch-up revenues represent revenue associated with reporting periods prior to the execution of the license agreement.
Total revenues of $210.5 million decreased $53.0 million from first quarter 2024 primarily due to catch-up revenues from the Samsung TV agreement recognized in first quarter 2024, partially offset by catch-up revenues recognized from the new agreement with vivo Mobile signed in first quarter 2025. Additionally, the decrease was partially offset by revenues from seven new patent license agreements signed in the last twelve months, including the vivo Mobile agreement and the previously announced OPPO agreement and the Lenovo arbitration agreement.
In first quarter 2025 and 2024, 71% and 84%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In first quarter 2025 and 2024, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended March 31,
	2025	2024
Customer A	43%	—%
Customer B	16%	13%
Customer C	12%	71%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2025 and first quarter 2024 by category (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
Research and portfolio development	$47,430	$49,375	$(1,945)	(4)%
Licensing	17,677	96,589	(78,912)	(82)%
General and administrative	13,568	13,840	(272)	(2)%
Total Operating expenses	$78,675	$159,804	$(81,129)	(51)%
Operating expenses decreased to $78.7 million in first quarter 2025 from $159.8 million in first quarter 2024. The $81.1 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$(66,319)
Intellectual property enforcement	(12,766)
Other	(2,044)
Total decrease in operating expenses	$(81,129)

Operating expenses decreased $81.1 million primarily due to revenue share costs related to the catch-up revenues recognized from the Samsung TV agreement signed in first quarter 2024. Additionally, intellectual property enforcement costs decreased $12.8 million primarily due to our fourth quarter 2024 resolution of the OPPO and Lenovo proceedings, as well as the Samsung arbitration.
Research and portfolio development expense: Research and portfolio development expense was relatively flat compared to first quarter 2024.
Licensing expense: Licensing expense decreased $78.9 million primarily driven by the above-noted decreases in revenue share costs and intellectual property enforcement costs.
General and administrative expense: General and administrative expense was relatively flat compared to first quarter 2024.
Non-Operating Income (expense), net
The following table compares first quarter 2025 non-operating income, net to first quarter 2024 non-operating expense, net (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
Interest expense	$(9,871)	$(11,922)	$2,051	17%
Interest and investment income	9,264	11,778	(2,514)	(21)%
Other income (expense), net	994	(2,531)	3,525	139%
Total non-operating income (expense), net	$387	$(2,675)	$3,062	114%
The change in non-operating income (expense), net was primarily due to a foreign currency translation net gain arising from translation of our foreign subsidiaries of $2.2 million in first quarter 2025, compared to a $2.4 million net loss in first quarter 2024.
Income taxes
In first quarter 2025 and 2024, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 12.6% and 19.2%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the increase in revenue in certain foreign jurisdictions.
STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include certain information in regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2024 Form 10-K and the risks and uncertainties set forth below:
•unanticipated delays or difficulties in the execution of patent license agreements on acceptable terms or at all;
•our ability to expand our revenue opportunities by entering into licensing arrangements with streaming and cloud-based service providers;
•the resolution of legal proceedings, including any awards or judgments relating to such proceedings, and changes in the schedules or costs associated therewith;
•our ability to maintain a strong patent portfolio and make strategic decisions related to our intellectual property protection;
•the failure of markets for our technologies to materialize to the extent that we expect;

•our continued ability to develop new technologies;
•changes in our interpretations of, and assumptions and calculations with respect to the impact on us of, the 2017 Tax Cuts and Jobs Act and other U.S. and non-U.S. tax laws;
•the timing and impact of potential regulatory, administrative and legislative matters;
•the potential effects of macroeconomic conditions or trade conflicts;
•our ability to hire and retain key personnel;
•operational risks, including cybersecurity events, human failures or other difficulties with our information technology systems; and
•risks related to any new accounting standards or our assumptions and application of relevant accounting standards, including with respect to revenue recognition.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2024 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.
Reference is made to Part I, Item 1A, “Risk Factors” included in our 2024 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2024 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Our business and operations may be adversely affected by a deterioration in United States-China relations or broader trade and geopolitical conditions.
The recent imposition of tariffs by the United States could materially harm our business. Companies headquartered in China currently comprise a substantial portion of customers that utilize our patented inventions in their devices and services. Our ability to renew license agreements with current licensees in China as well as license new manufacturers is, among other things, affected by the macroeconomic and geopolitical climate, as well as our business relationships and perceived reputation in China. The U.S. and Chinese governments are regularly engaged in various trade discussions, and in January 2020, the U.S. and China entered into Phase One of the Economic and Trade Agreement, which took steps to ease certain trade tensions between the U.S. and China, including tensions involving intellectual property theft and forced intellectual property transfers by China. Although the Phase One Trade Agreement was an encouraging sign of progress in the trade negotiations between the U.S. and China, the recent imposition of tariffs by the US government has increased tensions, both with China and globally.
Countermeasures imposed in response to such government actions could materially harm our business prospects, financial condition and cash flow. Currently, the future of existing tariffs, and the possibility for new tariffs or trade policies, remains uncertain. So far, these tariffs and trade policies have not had a significant impact on our ability to development foundational technologies or to participate and lead open standard development, or our business operations or financial results more generally; however, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and any retaliatory measures imposed could directly or indirectly harm our business. Our ability to renew or conclude new license agreements could also be affected by economic uncertainty, particularly in the handset market, in China or globally.
China is a key market for us, and any of these factors could harm our ability to execute our business plans. The ultimate impact of ongoing trade tensions is uncertain, but if tensions continue or escalate, we could suffer material harm to our business, financial condition and operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common shares during first quarter 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2025 - January 31, 2025	—	$—	—	$229,532,849
February 1, 2025 - February 28, 2025	—	$—	—	$229,532,849
March 1, 2025 - March 31, 2025	24,000	$218.67	24,000	$224,284,034
Total	24,000	$218.67	24,000
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During first quarter 2025, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934, as amended):

	Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
John Markley, Jr.	Terminate	March 17, 2025	X		856	June 30, 2025
John Markley, Jr.	Adopt	March 18, 2025	X		1,370	June 30, 2025
Rajesh Pankaj	Adopt	March 20, 2025	X		9,000	March 31, 2026
Joshua Schmidt	Adopt	March 21, 2025	X		8,331	March 31, 2026

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Amended and Restated Stock Ownership Guidelines for Directors and Executive Officers
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: May 1, 2025	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: May 1, 2025	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer