Form 10-Q
period 2025-06-30
InterDigital, Inc.
filed 2025-07-31
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,802,360
Title of Class	Outstanding at July 29, 2025

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$517,894	$527,360
Short-term investments	419,091	430,848
Accounts receivable	388,707	188,302
Prepaid and other current assets	60,717	84,312
Total current assets	1,386,409	1,230,822
Property and equipment, net	26,376	18,544
Patents, net	317,963	308,630
Deferred tax assets	96,468	128,133
Other non-current assets, net	157,493	149,400
Total assets	$1,984,709	$1,835,529
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$455,750	$456,329
Accounts payable	8,046	12,206
Accrued compensation and related expenses	28,766	42,575
Deferred revenue	178,291	178,009
Dividends payable	15,507	11,557
Other accrued expenses	22,498	25,134
Total current liabilities	708,858	725,810
Long-term debt	16,566	15,443
Long-term deferred revenue	113,631	182,119
Other long-term liabilities	58,870	54,942
Total liabilities	897,925	978,314
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,911 and 70,577 shares issued and 25,869 and 25,682 shares outstanding	709	705
Additional paid-in capital	805,073	808,540
Retained earnings	2,039,921	1,775,823
Accumulated other comprehensive loss	(107)	(458)
Treasury stock, 45,042 and 44,895 shares of common stock held at cost	(1,758,812)	(1,727,395)
Total shareholders' equity	1,086,784	857,215
Total liabilities and shareholders' equity	$1,984,709	$1,835,529

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$300,596	$223,493	$511,103	$487,035
Operating expenses:
Research and portfolio development	53,674	50,145	101,104	99,520
Licensing	23,909	25,156	41,586	121,745
General and administrative	17,586	14,286	31,154	28,126
Total operating expenses	95,169	89,587	173,844	249,391

Income from operations	205,427	133,906	337,259	237,644

Interest expense	(9,537)	(11,483)	(19,408)	(23,405)
Other income, net	15,144	11,682	25,402	20,929
Income before income taxes	211,034	134,105	343,253	235,168
Income tax provision	(30,466)	(24,441)	(47,083)	(43,852)
Net income	$180,568	$109,664	$296,170	$191,316

Net income per common share — Basic	$6.97	$4.35	$11.47	$7.54
Weighted average number of common shares outstanding — Basic	25,917	25,207	25,829	25,359
Net income per common share — Diluted	$5.35	$3.93	$8.81	$6.80
Weighted average number of common shares outstanding — Diluted	33,725	27,910	33,615	28,125

Cash dividends declared per common share	$0.60	$0.40	$1.20	$0.80

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$180,568	$109,664	$296,170	$191,316
Unrealized gain (loss) on investments, net of tax	95	(90)	351	(585)
Comprehensive income	$180,663	$109,574	$296,521	$190,731
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$581,549
Net income	—	—	—	81,652	—	—	—	81,652
Net change in unrealized loss on short-term investments	—	—	—	—	(495)	—	—	(495)
Dividends declared ($0.40 per share)	—	—	343	(10,490)	—	—	—	(10,147)
Issuance of common stock, net	131	2	(8,637)	—	—	—	—	(8,635)
Share-based compensation	—	—	9,386	—	—	—	—	9,386
Repurchase of common stock	—	—	—	—	—	277	(29,019)	(29,019)
Balance, March 31, 2024	69,638	$696	$744,073	$1,533,232	$(1,142)	44,204	$(1,652,568)	$624,291
Net income	—	—	—	109,664	—	—	—	109,664
Net change in unrealized loss on short-term investments	—	—	—	—	(90)	—	—	(90)
Dividends declared ($0.40 per share)	—	—	443	(10,495)	—	—	—	(10,052)
Issuance of common stock, net	39	—	(1,580)	—	—	—	—	(1,580)
Share-based compensation	—	—	9,655	—	—	—	—	9,655
Repurchase of common stock	—	—	—	—	—	344	(35,111)	(35,111)
Settlement of the 2024 Notes	324	3	(3)	—	—	—	—	—
Settlement of the 2024 Hedges	—	—	37,120	—	—	324	(37,120)	—
Balance, June 30, 2024	70,001	$699	$789,708	$1,632,401	$(1,232)	44,872	$(1,724,799)	$696,777

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$857,215
Net income	—	—	—	115,602	—	—	—	115,602
Net change in unrealized gain on short-term investments	—	—	—	—	256	—	—	256
Dividends declared ($0.60 per share)	—	—	450	(16,027)	—	—	—	(15,577)
Exercise of common stock options	100	1	7,314	—	—	—	—	7,315
Issuance of common stock, net	218	2	(32,178)	—	—	—	—	(32,176)
Share-based compensation	—	—	9,498	—	—	—	—	9,498
Repurchase of common stock	—	—	—	—	—	24	(5,249)	(5,249)
Balance, March 31, 2025	70,895	$708	$793,624	$1,875,398	$(202)	44,919	$(1,732,644)	$936,884
Net income	—	—	—	180,568	—	—	—	180,568
Net change in unrealized gain on short-term investments	—	—	—	—	95	—	—	95
Dividends declared ($0.60 per share)	—	—	538	(16,045)	—	—	—	(15,507)
Exercise of common stock options	1	—	15	—	—	—	—	15
Issuance of common stock, net	15	1	(940)	—	—	—	—	(939)
Share-based compensation	—	—	11,836	—	—	—	—	11,836
Repurchase of common stock	—	—	—	—	—	123	(26,168)	(26,168)
Balance, June 30, 2025	70,911	$709	$805,073	$2,039,921	$(107)	45,042	$(1,758,812)	$1,086,784
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$296,170	$191,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,678	34,616
Non-cash interest income, net	(2,426)	(6,429)
Non-cash change in investments	584	(150)
Change in deferred revenue	(71,206)	(54,408)
Deferred income taxes	31,572	29,495
Share-based compensation	21,334	19,041
Increase in assets:
Receivables	(200,405)	(106,348)
Deferred charges and other assets	(14,044)	(41,151)
Increase (Decrease) in liabilities:
Accounts payable	801	(611)
Customer deposit	—	(63,100)
Accrued compensation and other expenses	(14,929)	(408)
Net cash provided by operating activities	85,129	1,863
Cash flows from investing activities:
Purchases of short-term investments	(236,016)	(297,086)
Sales of short-term investments	254,003	415,988
Purchases of property and equipment	(15,082)	(1,003)
Capitalized patent costs	(25,125)	(21,595)
Long-term investments	—	1,194
Net cash (used in) provided by investing activities	(22,220)	97,498
Cash flows from financing activities:
Payments on long-term debt	(1,284)	(139,069)
Repurchase of common stock	(31,417)	(63,670)
Net proceeds from exercise of stock options	7,331	—
Taxes withheld upon restricted stock unit vestings	(33,116)	(10,215)
Dividends paid	(27,134)	(20,373)
Net cash used in financing activities	(85,620)	(233,327)
Net decrease in cash, cash equivalents and restricted cash	(22,711)	(133,966)
Cash, cash equivalents and restricted cash, beginning of period	551,547	442,961
Cash, cash equivalents and restricted cash, end of period	$528,836	$308,995
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2025, the results of our operations for the three and six months ended June 30, 2025 and 2024 and our cash flows for the six months ended June 30, 2025 and 2024. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 6, 2025. Definitions of capitalized terms not defined herein appear within our 2024 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2024 Form 10-K, except as indicated below in "New Accounting Guidance".
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information:	2025	2024
Interest paid	$8,050	$9,311
Income taxes paid, including foreign withholding taxes	21,764	16,920
Non-cash investing and financing activities:
Dividend payable	15,507	10,052
Right-of-use assets obtained in exchange of operating lease liabilities	880	2,189
Non-cash acquisition of patents	19,319	—
Accrued capitalized patent costs and property and equipment purchases	4,961	(856)
Unsettled repurchase of common stock	468	—

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

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
Smartphone	$235,084	$199,225	$35,859	18%
CE, IoT/Auto	65,331	23,729	41,602	175%
Other	181	539	(358)	(66)%
Total Revenue	$300,596	$223,493	$77,103	34%

Catch-up revenue (a), included above	$162,328	$127,551	$34,777	27%

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Smartphone	$419,075	$279,505	$139,570	50%
CE, IoT/Auto	91,598	206,272	(114,674)	(56)%
Other	430	1,258	(828)	(66)%
Total Revenue	$511,103	$487,035	$24,068	5%

Catch-up revenue (a), included above	$247,113	$294,229	$(47,116)	(16)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
During the six months ended June 30, 2025, we recognized $108.5 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2025, we had contract assets of $343.8 million included within "Accounts receivable" and $9.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet. As of December 31, 2024, we had contract assets of $162.8 million included within "Accounts receivable" in the condensed consolidated balance sheet.
Contracted Revenue
Based on contracts signed and committed as of June 30, 2025, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2025	$259,231
2026	425,298
2027	413,782
2028	322,625
2029	268,989
Thereafter	232,500
Total Revenue	$1,922,425
(a)    This table includes estimated revenue related to our Lenovo arbitration. In accordance with ASC 606, this estimate is limited to the amount of revenue we expect to recognize only to the extent we believe it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash currently consist of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents, and restricted cash as of June 30, 2025, December 31, 2024, and June 30, 2024 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Cash and cash equivalents	$517,894	$527,360	$299,762
Restricted cash included within prepaid and other current assets	10,942	24,187	9,233
Total cash, cash equivalents, and restricted cash	$528,836	$551,547	$308,995
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Three licensees comprised 90% and 84% of our accounts receivable balances of June 30, 2025 and December 31, 2024, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$527,341	$—	$—	$527,341
Commercial paper (b)	—	73,055	—	73,055
U.S. government securities	—	217,899	—	217,899
Corporate bonds, asset backed and other securities (c)	—	129,164	—	129,164
Total	$527,341	$420,118	$—	$947,459

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$535,745	$—	$—	$535,745
Commercial paper (b)	—	78,870	—	78,870
U.S. government securities	—	230,561	—	230,561
Corporate bonds, asset backed and other securities (c)	—	137,219	—	137,219
Total	$535,745	$446,650	$—	$982,395
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of December 31, 2024, $4.1 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of June 30, 2025 and December 31, 2024, $1.0 million and $11.7 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's Convertible Notes reported as of June 30, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	June 30, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$460,000	$455,750	$1,340,725	$460,000	$454,739	$1,166,155
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported as of June 30, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$16,566	$15,585	$17,033	$17,102

4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Tax receivables	$23,837	$16,691
Prepaid assets	22,096	38,952
Restricted cash	10,942	24,187
Other current assets	3,842	4,482
Total Prepaid and other current assets	$60,717	$84,312
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Tax receivables	$93,943	$88,619
Goodwill	22,421	22,421
Right-of-use assets	14,741	15,218
Long-term investments	12,947	19,851
Contract asset	9,000	—
Other non-current assets	4,441	3,291
Total Other non-current assets, net	$157,493	$149,400
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Accrued legal fees	$13,107	$9,571
Other accrued expenses	9,391	15,563
Total Other accrued expenses	$22,498	$25,134
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Deferred compensation liabilities	$23,627	$19,969
Operating lease liabilities	15,289	15,772
Other long-term liabilities	19,954	19,201
Total Other long-term liabilities	$58,870	$54,942
5. OBLIGATIONS
2027 Notes, and Related Note Hedge and Warrant Transactions
On May 27, 2022, we issued $460.0 million in aggregate principal amount of 3.50% Senior Convertible Notes due in 2027 (the "2027 Notes"). The net proceeds from the issuance of the 2027 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $450.0 million. The 2027 Notes bear interest at a rate of 3.50% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2022, and mature on June 1, 2027, unless earlier redeemed, converted or repurchased.

The 2027 Notes will be convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the 2027 Notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of Common Stock per $1,000 principal amount of the 2027 Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). From the period January 1, 2024 through September 30, 2025, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions ("2027 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also, on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions ("2027 Warrant Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock. As of June 30, 2025, the warrants under the 2027 Warrant Transactions had a weighted average strike price of $106.06 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
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
The following table reflects the carrying value of our Convertible Notes long-term debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
3.50% Senior Convertible Notes due 2027	$460,000	$460,000
Less: Deferred financing costs	(4,250)	(5,261)
Net carrying amount of the Convertible Notes	455,750	454,739
Less: Current portion of long-term debt	(455,750)	(454,739)
Long-term net carrying amount of the Convertible Notes	$—	$—

The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2025 and 2024 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three Months Ended June 30,
	2025	2024
	2027 Notes	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$4,025	$428	$4,453
Amortization of deferred financing costs	509	471	101	572
Total	$4,534	$4,496	$529	$5,025

	Six Months Ended June 30,
	2025	2024
	2027 Notes	2027 Notes	2024 Notes	Total
Contractual coupon interest	$8,050	$8,050	$1,059	$9,109
Amortization of deferred financing costs	1,011	936	252	1,188
Total	$9,061	$8,986	$1,311	$10,297
Technicolor Patent Acquisition Long-Term Debt
On July 30, 2018, we completed our acquisition of the patent licensing business of Technicolor SA ("Technicolor"), a worldwide technology leader in the media and entertainment sector (the "Technicolor Patent Acquisition"). In conjunction with the Technicolor Patent Acquisition, we assumed Technicolor’s rights and obligations under a joint licensing program with Sony relating to digital televisions and standalone computer display monitors, which commenced in 2015 (the "Madison Arrangement"). An affiliate of CPPIB Credit Investments Inc. ("CPPIB Credit"), a wholly owned subsidiary of Canada Pension Plan Investment Board, is a third-party investor in the Madison Arrangement. CPPIB Credit made certain payments to Technicolor and Sony and agreed to contribute cash to fund certain capital reserve obligations under the arrangement in exchange for a percentage of future revenue, specifically through September 11, 2030 in regard to the Technicolor patents.
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2025 and December 31, 2024 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenue generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2025, we recognized $0.6 million and $0.8 million, respectively, of interest expense related to this debt, compared to $1.0 million and $1.6 million during the three and six months ended June 30, 2024, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly. We made $1.3 million in payments to CPPIB Credit during the six months ended June 30, 2025 and $12.9 million in payments were made during the six months ended June 30, 2024.

Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of June 30, 2025, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
6. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Lenovo
In fourth quarter 2024, the Company reached an agreement with Lenovo Group Limited and certain of its subsidiaries (“Lenovo”) to enter into binding arbitration to determine the final terms of a new patent license agreement, which will be effective from January 1, 2024. In November 2024, the Company filed a request for arbitration with the International Chamber of Commerce. In March 2025, the International Chamber of Commerce confirmed the full tribunal for the arbitration.
Samsung
The Company reached an agreement with Samsung Electronics Co. Ltd. (“Samsung”) to enter into binding arbitration to determine the final terms of a renewed patent license agreement to certain of the Company’s patents, to be effective from January 1, 2023. The Company and Samsung also agreed not to initiate certain claims against the other during the arbitration. In March 2023, the Company filed a request for arbitration with the International Chamber of Commerce.
The arbitration hearing was held in July 2024, and closing arguments were held in October 2024. On July 28, 2025, a panel of International Chamber of Commerce arbitrators determined the royalties of the patent license between the Company and Samsung covering Samsung’s products other than digital televisions and computer display monitors, which have been licensed under a separate agreement. The panel set the total royalties at $1.05 billion for the eight-year patent license.
Tesla
In December 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. In March 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard during May and June 2024, and in July 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court.
Tesla sought permission to appeal the decision; the Company also sought permission to appeal on two limited grounds conditionally, should Tesla’s request for an appeal be granted. The appeal hearing was held in December 2024, and the UK Court of Appeal upheld the lower court's decision and refused Tesla’s request for permission to appeal. Tesla filed an application for permission to appeal to the Supreme Court. In July 2025, the Supreme Court granted Tesla’s request for permission to appeal the issues of whether pool licenses are arguably required to be FRAND, whether all members of the Avanci 5G Platform must be joined to the case, and whether Tesla’s claim advances the possibility of a bilateral license from the Company.
Disney
US Central District of California Proceedings
In February 2025, the Company and certain of its subsidiaries filed a claim in the Federal District Court of the Central District of California against The Walt Disney Co. and certain of its subsidiaries (“Disney”). The claim alleges infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, damages to prevent further infringement of the asserted patents.
In March 2025, Disney filed an answer and asserted multiple counterclaims against the Company. In April 2025 Disney filed a motion for an anti-suit injunction to prevent enforcement of any potential injunctive relief in Brazil, which the court denied.
A trial is scheduled for September 2026.

Brazil Proceedings
In February 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against The Walt Disney Co. and certain of its subsidiaries. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
In March 2025, Disney filed an answer and asserted a rate-setting counterclaim. In May 2025 the Company requested an anti-interference injunction to prevent Disney from continuing with its anti-suit injunction in California.
Germany Proceedings
In February and April of 2025, the Company and certain of its subsidiaries filed patent infringement claims in four separate proceedings in the Munich Regional Court against The Walt Disney Co. and certain of its subsidiaries. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
In May 2025, the Company filed a request for an anti-interference injunction to prevent interference with the proceedings in Munich by an anti-suit injunction. The court issued the anti-interference injunction against Disney.
UPC Proceedings
In February and April of 2025, the Company and certain of its subsidiaries filed patent infringement claims in four separate proceedings in the Mannheim Local Divisional Court and Dusseldorf Local Divisional Court of the Unified Patent Court (“the UPC”) against The Walt Disney Co. and certain of its subsidiaries. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
In May 2025, the Company filed a request for an anti-interference injunction to prevent interference with the proceedings at the UPC by an anti-suit injunction. The Mannheim Local Division granted the anti-interference injunction against Disney.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2025, except as noted above.
7. INCOME TAXES
In the six months ended June 30, 2025 and 2024, the Company had an estimated effective tax rate of 13.7% and 18.6%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income ("FDII") deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the decrease in French revenue. During the six months ended June 30, 2025 and 2024, the Company recorded discrete net benefits of $5.6 million and $2.4 million, respectively, primarily related to share-based compensation.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4th, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing and amount of certain tax deductions including FDII, depreciation expense, R&D expenditures and interest expense. The Company will implement the tax law changes in the third quarter of 2025. The Company is still in the process of evaluating the Act and an estimate of the financial impact cannot be made at this time.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the six months ended June 30, 2025 and 2024, the Company paid approximately $14.5 million and $13.4 million, respectively, in foreign source creditable withholding tax.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$180,568	$109,664	$296,170	$191,316
Weighted-average shares outstanding:
Basic	25,917	25,207	25,829	25,359
Dilutive effect of stock options and RSUs	1,035	794	1,154	841
Dilutive effect of warrants	2,982	38	2,901	19
Dilutive effect of convertible securities	3,791	1,871	3,731	1,906
Diluted	33,725	27,910	33,615	28,125
Earnings per share:
Basic	$6.97	$4.35	$11.47	$7.54
Dilutive effect of stock options and RSUs	(0.22)	(0.11)	(0.40)	(0.20)
Dilutive effect of warrants	(0.62)	(0.01)	(0.99)	(0.01)
Dilutive effect of convertible securities	(0.78)	(0.30)	(1.27)	(0.53)
Diluted	$5.35	$3.93	$8.81	$6.80
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants	2,980	7,462	3,058	7,475
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$300,596	$223,493	$511,103	$487,035
Less:
Departmental expenses (a)	49,355	44,485	90,692	88,951
Depreciation and amortization	19,465	17,376	37,678	34,616
Intellectual property enforcement	11,963	15,345	18,941	35,089
Share-based compensation	11,836	9,655	21,334	19,041
Revenue share costs	2,550	2,726	5,199	71,694
Other non-operating (income) expense, net (b)	(5,607)	(199)	(5,994)	2,476
Income tax provision	30,466	24,441	47,083	43,852
Net income	$180,568	$109,664	$296,170	$191,316
(a) Includes personnel costs, consulting costs, outside services, administrative costs, and other operating expenses.
(b) Includes interest income, interest expense, and other non-operating income and expenses

10. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and investment income	$8,828	$10,125	$18,092	$21,903
Other	6,316	1,557	7,310	(974)
Other income, net	$15,144	$11,682	$25,402	$20,929
The change in Other was primarily due to a foreign currency translation net gains arising from translation of our foreign subsidiaries of $3.6 million and $5.8 million in the three and six months ending June 30, 2025, respectively, compared to losses of $0.9 million and $3.3 million in the three and six months ending June 30, 2024, respectively.

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
Throughout the following discussion and elsewhere in this Form 10-Q, we refer to “catch-up revenue.” For variable and dynamic fixed-fee license agreements, “catch-up revenue” primarily represents revenue associated with reporting periods prior to the execution of the license agreement.
Samsung Arbitration and New Agreements
On July 28, 2025, a panel of International Chamber of Commerce arbitrators determined the royalties of the patent license between InterDigital Inc. and Samsung Electronics Co., Ltd (“Samsung”) covering Samsung’s products other than digital televisions and computer display monitors, which have been licensed under a separate agreement.
The arbitration panel set the total royalties at $1.05 billion for the eight-year patent license, which commenced on January 1, 2023 and runs through December 31, 2030. Under this agreement, InterDigital will recognize approximately $131 million of recurring revenue per year, a 67% increase from the previous license agreement. In second quarter 2025, the agreement contributed $119 million of catch-up revenue in addition to $33 million of recurring revenue.
In April 2025, we signed a new multi-year license agreement with HP Inc. The agreement licenses HP personal computers to InterDigital’s Wi-Fi and video decoding technologies.
Return of Capital to Shareholders
During second quarter 2025, we returned $41.7 million to shareholders, including $15.5 million, or $0.60 per share, of cash dividends declared and $26.2 million through the repurchase of shares of common stock.
As of July 31, 2025, there was $182.7 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item II - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash & Short-term Investments
As of June 30, 2025, we had $947.9 million of cash, restricted cash, and short-term investments and nearly $2.0 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the Lenovo arbitration.
97% of our second quarter 2025 revenue is from fixed-fee agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three and six months ended June 30, 2025 and 2024, including the resulting operating cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash vs. Non-cash revenue:	2025	2024	2025	2024
Fixed fee cash receipts (a)	$162,140	$33,705	$184,719	$224,690
Other cash receipts (b)	9,193	14,583	33,444	25,356
Change in deferred revenue	32,456	26,866	71,206	54,408
Change in receivables	84,439	78,011	200,405	106,348
Other	12,368	70,328	21,329	76,233
Total Revenue	$300,596	$223,493	$511,103	$487,035
Net cash provided by (used in) operating activities	$105,118	$(48,910)	$85,129	$1,863
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenue.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenue.

When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of June 30, 2025 (in thousands):

Deferred Revenue
Remainder of 2025	$107,702
2026	141,117
2027	39,486
2028	1,141
2029	1,206
Thereafter	1,270
Total Revenue	$291,922
Revenue
Second quarter 2025 revenue of $300.6 million includes $162.3 million of catch-up revenue, while second quarter 2024 revenue of $223.5 million includes $127.6 million of catch-up revenue. The $77.1 million increase was primarily due to revenue from the Samsung arbitration decision and the HP agreement, and was partially offset by catch-up revenue from the Lenovo UK proceedings recognized in second quarter 2024. In second quarter 2025, revenue (in descending order) from Samsung, HP, and Apple each comprised 10% or more of our consolidated revenue. Refer to "Results of Operations --Second Quarter 2025 Compared to Second Quarter 2024" for further discussion of our 2025 revenue.
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
Comparability of Financial Results
When comparing second quarter 2025 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our second quarter 2025 revenue includes $162.3 million of catch-up revenue primarily related to the Samsung arbitration decision and the new patent license agreement with HP signed in second quarter 2025.
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

Cash, cash equivalents, restricted cash, and short-term investments
As of June 30, 2025 and December 31, 2024, we had the following amounts of cash and cash equivalents, restricted cash, and short-term investments (in thousands):

	June 30, 2025	December 31, 2024	Increase / (Decrease)
Cash and cash equivalents	$517,894	$527,360	$(9,466)
Restricted cash included within prepaid and other current assets	10,942	24,187	(13,245)
Short-term investments	419,091	430,848	(11,757)
Total cash, cash equivalents, restricted cash, and short-term investments	$947,927	$982,395	$(34,468)
The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $85.6 million and cash used in investing activities of $40.2 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $85.1 million. Refer to the sections below for further discussion of these items.
Cash flows provided by operating activities
Cash flows provided by operating activities in the first half 2025 and 2024 (in thousands) were as follows:

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$85,129	$1,863	$83,266
Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $83.3 million change in net cash provided by operating activities was driven by lower cash operating expenses primarily due to lower revenue share and litigation costs recognized in first half 2025. This change was partially offset by lower cash receipts primarily due to large cash receipts in first half 2024 related to catch-up revenue. The table below sets forth the significant items comprising our cash flows provided by operating activities during the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Total Cash Receipts	$218,163	$250,046	$(31,883)
Cash Outflows:
Cash operating expenses [a]	(114,832)	(195,734)	80,902
Income taxes paid [b]	(21,764)	(16,920)	(4,844)
Total cash outflows	(136,596)	(212,654)	76,058

Other working capital adjustments	3,562	(35,529)	39,091

Cash flows provided by operating activities	$85,129	$1,863	$83,266
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $5.2 million and $71.7 million in first half 2025 and 2024, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for first half 2025 was $22.2 million, a $119.7 million change from $97.5 million provided by investing activities in first half 2024. During first half 2025, we sold $18.0 million of short-term marketable securities, net of purchases, and capitalized $40.2 million of patent costs and property and equipment purchases. During first half 2024, we sold $118.9 million of short-term marketable securities, net of purchases, and capitalized $22.6 million of patent costs and property and equipment purchases.

Net cash used in financing activities for first half 2025 was $85.6 million, a change of $147.7 million from $233.3 million the first half 2024. This change was primarily attributable to a $126.2 million payment made on maturity of the 2024 Notes in first half 2024, a $32.3 million decrease in share repurchases, and $7.3 million of proceeds from the exercise of stock options. This change was partially offset by a $22.9 million increase of taxes withheld on restricted stock unit vestings primarily due to the increased share price at vesting.
Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2025 was approximately $291.9 million, a net decrease of $68.2 million from December 31, 2024. This decrease in deferred revenue was primarily due amortization of deferred revenue recognized in the period, partially offset by cash receipts on new and existing patent license agreements.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2025 deferred revenue balance of $291.9 million by $178.3 million over the next twelve months.
Convertible Notes
See Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
From the period January 1, 2024 through September 30, 2025, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
Our 2027 Notes are included in the dilutive earnings per share calculation using the if-converted method. Under the if-converted method, we must assume that conversion of convertible securities occurs at the beginning of the reporting period. The 2027 Notes are convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock, or a combination thereof. As the principal amount must be paid in cash and only the conversion spread is settled in shares, we only include the net number of incremental shares that would be issued upon conversion. We must calculate the number of shares of our common stock issuable under the terms of the 2027 Notes based on the average market price of our common stock during the applicable reporting period and include that number in the total diluted shares figure for the period.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (initial conversion price of approximately $77.49 per share), or above the strike price of the warrants (weighted average strike price of $106.06 per share), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the 2027 Notes and the 2027 Warrant Transactions based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 5, "Obligations," the 2027 Notes are convertible into cash up to the aggregate principal amount to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes outstanding as of June 30, 2025, and the approximately 5.9 million warrants related to the 2027 Notes, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2027 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the 2027 Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2027 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the 2027 Notes, exercise of the warrants subject to the 2027 Warrant Transactions, and settlement of the 2027 Note Hedge Transactions (in thousands):

	2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
$105	1,582	—	1,582	(1,582)	—
$120	2,129	701	2,830	(2,129)	701
$130	2,424	1,106	3,530	(2,424)	1,106
$140	2,677	1,453	4,130	(2,677)	1,453
$150	2,896	1,753	4,649	(2,896)	1,753
$160	3,087	2,016	5,103	(3,087)	2,016
$170	3,257	2,249	5,506	(3,257)	2,249
$180	3,407	2,455	5,862	(3,407)	2,455
$190	3,541	2,639	6,180	(3,541)	2,639
$200	3,662	2,806	6,468	(3,662)	2,806
$210	3,772	2,956	6,728	(3,772)	2,956
$220	3,872	3,093	6,965	(3,872)	3,093
$230	3,962	3,217	7,179	(3,962)	3,217
$240	4,046	3,332	7,378	(4,046)	3,332
$250	4,122	3,437	7,559	(4,122)	3,437
$260	4,193	3,534	7,727	(4,193)	3,534
$270	4,259	3,624	7,883	(4,259)	3,624
$280	4,320	3,708	8,028	(4,320)	3,708
$290	4,376	3,785	8,161	(4,376)	3,785
$300	4,429	3,858	8,287	(4,429)	3,858
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Second Quarter 2025 Compared to Second Quarter 2024
Revenue
The following table compares second quarter 2025 revenue to second quarter 2024 revenue (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
Smartphone	$235,084	$199,225	$35,859	18%
CE, IoT/Auto	65,331	23,729	41,602	175%
Other	181	539	(358)	(66)%
Total Revenue	$300,596	$223,493	$77,103	34%

Catch-up revenue(a), included above	$162,328	$127,551	$34,777	27%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
Total revenue of $300.6 million increased $77.1 million from second quarter 2024 primarily due to the Samsung arbitration decision and the new HP agreement. Additionally, revenue from eight other new patent license agreements signed in the last twelve months, including the previously announced agreements with vivo Mobile and OPPO, and the Lenovo arbitration agreement contributed to the increase. These increases were partially offset primarily by catch-up revenue recognized related to the Lenovo UK proceedings in second quarter 2024.
In second quarter 2025 and 2024, 78% and 80%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In second quarter 2025 and 2024, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended June 30,
	2025	2024
Customer A	52%	11%
Customer B	15%	—%
Customer C	11%	15%
Customer D	<10%	54%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2025 and second quarter 2024 by category (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
Research and portfolio development	$53,674	$50,145	$3,529	7%
Licensing	23,909	25,156	(1,247)	(5)%
General and administrative	17,586	14,286	3,300	23%
Total Operating expenses	$95,169	$89,587	$5,582	6%

Operating expenses increased $5.6 million to $95.2 million in second quarter 2025 compared to $89.6 million in second quarter 2024. The $5.6 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Performance-based compensation	$4,084
Net litigation fee reimbursement	3,200
Depreciation and amortization	2,089
Intellectual property enforcement	(6,582)
Other	2,791
Total increase in operating expenses	$5,582
The $5.6 million increase in operating expenses was driven by an increase in performance-based compensation due to higher accrual rates driven by licensing successes and a $2.1 million increase in depreciation and amortization due to non-cash patent acquisitions and investments in internal infrastructure. Additionally, the increase was due to a $3.2 million one-time contra expense for a net litigation fee reimbursement resulting from intellectual property enforcement successes received in second quarter 2024. These increases were partially offset by a $6.6 million decrease in intellectual property enforcement costs primarily due to our fourth quarter 2024 resolution of the OPPO and Lenovo proceedings, as well as decreased activity related to the Samsung arbitration.
Research and portfolio development expense: Research and portfolio development expense increased compared to second quarter 2024 primarily due to the increase in depreciation and amortization noted above, as well as the increase in performance-based compensation costs.
Licensing expense: Licensing expense was relatively flat compared to second quarter 2024, with the above noted one-time net litigation fee reimbursement contra expense recognized in second quarter 2024 and increased performance-based compensation being offset by the above-noted decreased intellectual property enforcement costs.
General and administrative expense: General and administrative expense increased compared to second quarter 2024 primarily due to the above noted increase in performance-based compensation.
Non-Operating Income, net
The following table compares second quarter 2025 non-operating income, net to second quarter 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
Interest expense	$(9,537)	$(11,483)	$1,946	17%
Interest and investment income	8,828	10,125	(1,297)	(13)%
Other income, net	6,316	1,557	4,759	306%
Total non-operating income, net	$5,607	$199	$5,408	2,718%
The change in non-operating income, net was primarily due to a foreign currency translation net gain arising from translation of our foreign subsidiaries of $3.6 million in second quarter 2025, compared to a $0.9 million net loss in second quarter 2024.
Income taxes
In second quarter 2025 and 2024, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 14.4% and 18.2%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the decrease in revenue in certain foreign jurisdictions.

First Half 2025 Compared to First Half 2024
Revenue
The following table compares first half 2025 revenue to first half 2024 revenue (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Smartphone	$419,075	$279,505	$139,570	50%
CE, IoT/Auto	91,598	206,272	(114,674)	(56)%
Other	430	1,258	(828)	(66)%
Total Revenue	$511,103	$487,035	$24,068	5%

Catch-up revenue(a), included above	$247,113	$294,229	$(47,116)	(16)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
Total revenue of $511.1 million increased $24.1 million from first half 2024 primarily due to revenue recognized from the Samsung arbitration decision and the first half 2025 agreements with vivo Mobile and HP. Additionally, eight other new patent license agreements signed in the last fifteen months contributed to the increase, including the previously announced OPPO agreement and the Lenovo arbitration agreement. This increase was partially offset by catch-up revenue related to the Samsung TV agreement and the Lenovo UK proceedings recognized in first half 2024.
In first half 2025 and 2024, 69% and 82% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2025 and 2024, the following companies accounted for 10% or more of our total revenue:

	Six Months Ended June 30,
	2025	2024
Customer A	36%	43%
Customer E	20%	—%
Customer C	13%	14%
Customer D	<10%	25%
Operating Expenses
The following table summarizes the changes in operating expenses between first half 2025 and first half 2024 by category (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Research and portfolio development	$101,104	$99,520	$1,584	2%
Licensing	41,586	121,745	(80,159)	(66)%
General and administrative	31,154	28,126	3,028	11%
Total operating expenses	$173,844	$249,391	$(75,547)	(30)%

Operating expenses decreased 30% to $173.8 million in first half 2025 from $249.4 million in first half 2024. The $75.5 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$(66,495)
Intellectual property enforcement	(18,865)
Depreciation and amortization	3,062
Performance-based compensation	2,829
Net litigation fee reimbursement	2,717
Other	1,205
Total decrease in operating expenses	$(75,547)
The $75.5 million decrease in operating expenses was driven by a $66.5 million decrease in revenue share costs primarily related to the Samsung TV agreements signed in first half 2024 and a $18.9 million decrease in intellectual property enforcement costs primarily due to our fourth quarter 2024 resolution of the OPPO and Lenovo proceedings, as well as the Samsung arbitration. This decrease in intellectual property enforcement costs was partially offset by one-time contra expenses for net litigation fee reimbursements of $0.5 million in first half 2025 compared to $3.2 million in first half 2024 resulting from intellectual property enforcement successes.
These decreases were offset by a $3.1 million increase in depreciation and amortization due to non-cash patent acquisitions and investments in internal infrastructure and a $2.8 million increase in performance-based compensation due to higher accrual rates driven by licensing successes.
Research and portfolio development expense: Research and portfolio development expense increased slightly compared to first half 2024 primarily due to the above noted increase in depreciation and amortization.
Licensing expense: Licensing expense decreased by $80.2 million primarily driven by the above-noted decreased revenue share costs and intellectual property enforcement costs, partially offset by the one-time net litigation fee reimbursement.
General and administrative expense: General and administrative expense increased compared to first half 2024 primarily due to the above noted increase in performance-based compensation.
Non-Operating Income (expense), net
The following table compares first half 2025 non-operating income, net to first half 2024 non-operating expense, net (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Interest expense	$(19,408)	$(23,405)	$3,997	17%
Interest and investment income	18,092	21,903	(3,811)	(17)%
Other income (expense), net	7,310	(974)	8,284	851%
Total non-operating income (expense), net	$5,994	$(2,476)	$8,470	342%
The change in non-operating income (expense), net was primarily due to a foreign currency translation net gain arising from translation of our foreign subsidiaries of $5.8 million in first half 2025, compared to a $3.3 million net loss in first half 2024.
Income taxes
In first half 2025 and 2024, we had an effective tax rate of 13.7% and 18.6%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the decrease in revenue in certain foreign jurisdictions.

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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common shares during second quarter 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2025 - April 30, 2025	41,800	$196.88	41,800	$216,053,108
May 1, 2025 - May 31, 2025	41,900	$213.55	41,900	$207,104,237
June 1, 2025 - June 30, 2025	40,000	$224.66	40,000	$198,116,637
Total	123,700	$211.51	123,700
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During second quarter 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	InterDigital 2025 Equity Incentive Plan (Exhibit 10.1 to InterDigital's Registration Statement on Form S-8 filed on June 11, 2025 (File No. 333-287947)).
10.2	2025 Stock Incentive Plan, Form of Agreement for Restricted Stock Units (Time Based Award).
10.3	2025 Stock Incentive Plan, Form of Agreement for Restricted Stock Units (Non-Employee Directors).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: July 31, 2025	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: July 31, 2025	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer