Form 10-Q
period 2025-09-30
InterDigital, Inc.
filed 2025-10-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,744,552
Title of Class	Outstanding at October 28, 2025

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$840,270	$527,360
Short-term investments	422,868	430,848
Accounts receivable	160,641	188,302
Prepaid and other current assets	56,927	84,312
Total current assets	1,480,706	1,230,822
Property and equipment, net	25,138	18,544
Patents, net	313,981	308,630
Deferred tax assets	154,729	128,133
Other non-current assets, net	164,946	149,400
Total assets	$2,139,500	$1,835,529
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$456,258	$456,329
Accounts payable	9,115	12,206
Accrued compensation and related expenses	37,602	42,575
Deferred revenue	234,510	178,009
Dividends payable	18,041	11,557
Other accrued expenses	29,584	25,134
Total current liabilities	785,110	725,810
Long-term debt	17,142	15,443
Long-term deferred revenue	177,403	182,119
Other long-term liabilities	59,869	54,942
Total liabilities	1,039,524	978,314
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 70,963 and 70,577 shares issued and 25,783 and 25,682 shares outstanding	709	705
Additional paid-in capital	804,328	808,540
Retained earnings	2,088,823	1,775,823
Accumulated other comprehensive gain (loss)	220	(458)
Treasury stock, 45,180 and 44,895 shares of common stock held at cost	(1,794,104)	(1,727,395)
Total shareholders' equity	1,099,976	857,215
Total liabilities and shareholders' equity	$2,139,500	$1,835,529

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$164,682	$128,679	$675,785	$615,714
Operating expenses:
Research and portfolio development	53,068	48,331	154,172	147,851
Licensing	19,715	27,467	61,301	149,212
General and administrative	16,091	13,539	47,245	41,665
Total operating expenses	88,874	89,337	262,718	338,728

Income from operations	75,808	39,342	413,067	276,986

Interest expense	(10,019)	(10,681)	(29,427)	(34,086)
Other income, net	10,188	12,554	35,590	33,483
Income before income taxes	75,977	41,215	419,230	276,383
Income tax provision	(8,474)	(7,025)	(55,557)	(50,877)
Net income	$67,503	$34,190	$363,673	$225,506

Net income per common share:
Basic	$2.62	$1.36	$14.09	$8.92
Diluted	$1.93	$1.14	$10.68	$7.84
Weighted average number of common shares outstanding:
Basic	25,797	25,149	25,818	25,286
Diluted	34,925	30,034	34,051	28,759

Cash dividends declared per common share	$0.70	$0.45	$1.90	$1.25

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$67,503	$34,190	$363,673	$225,506
Unrealized gain on investments, net of tax	327	1,366	678	781
Comprehensive income	$67,830	$35,556	$364,351	$226,287
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$581,549
Net income	—	—	—	81,652	—	—	—	81,652
Net change in unrealized loss on short-term investments	—	—	—	—	(495)	—	—	(495)
Dividends declared ($0.40 per share)	—	—	343	(10,490)	—	—	—	(10,147)
Issuance of common stock, net	131	2	(8,637)	—	—	—	—	(8,635)
Share-based compensation	—	—	9,386	—	—	—	—	9,386
Repurchase of common stock	—	—	—	—	—	277	(29,019)	(29,019)
Balance, March 31, 2024	69,638	$696	$744,073	$1,533,232	$(1,142)	44,204	$(1,652,568)	$624,291
Net income	—	—	—	109,664	—	—	—	109,664
Net change in unrealized loss on short-term investments	—	—	—	—	(90)	—	—	(90)
Dividends declared ($0.40 per share)	—	—	443	(10,495)	—	—	—	(10,052)
Issuance of common stock, net	39	—	(1,580)	—	—	—	—	(1,580)
Share-based compensation	—	—	9,655	—	—	—	—	9,655
Repurchase of common stock	—	—	—	—	—	344	(35,111)	(35,111)
Settlement of the 2024 Notes	324	3	(3)	—	—	—	—	—
Settlement of the 2024 Hedges	—	—	37,120	—	—	324	(37,120)	—
Balance, June 30, 2024	70,001	$699	$789,708	$1,632,401	$(1,232)	44,872	$(1,724,799)	$696,777
Net income	—	—	—	34,190	—	—	—	34,190
Net change in unrealized gain on short-term investments	—	—	—	—	1,366	—	—	1,366
Dividends declared ($0.45 per share)	—	—	451	(11,817)	—	—	—	(11,366)
Exercise of common stock options	1	—	11	—	—	—	—	11
Issuance of common stock, net	53	1	(4,602)	—	—	—	—	(4,601)
Share-based compensation	—	—	9,081	—	—	—	—	9,081
Repurchase of common stock	—	—	—	—	—	23	(2,917)	(2,917)
Settlement of the 2024 Warrants	82	1	(5)	—	—	—	—	(4)
Balance, September 30, 2024	70,137	$701	$794,644	$1,654,774	$134	44,895	$(1,727,716)	$722,537

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$857,215
Net income	—	—	—	115,602	—	—	—	115,602
Net change in unrealized gain on short-term investments	—	—	—	—	256	—	—	256
Dividends declared ($0.60 per share)	—	—	450	(16,027)	—	—	—	(15,577)
Exercise of common stock options	100	1	7,314	—	—	—	—	7,315
Issuance of common stock, net	218	2	(32,178)	—	—	—	—	(32,176)
Share-based compensation	—	—	9,498	—	—	—	—	9,498
Repurchase of common stock	—	—	—	—	—	24	(5,249)	(5,249)
Balance, March 31, 2025	70,895	$708	$793,624	$1,875,398	$(202)	44,919	$(1,732,644)	$936,884
Net income	—	—	—	180,568	—	—	—	180,568
Net change in unrealized gain on short-term investments	—	—	—	—	95	—	—	95
Dividends declared ($0.60 per share)	—	—	538	(16,045)	—	—	—	(15,507)
Exercise of common stock options	1	—	15	—	—	—	—	15
Issuance of common stock, net	15	1	(940)	—	—	—	—	(939)
Share-based compensation	—	—	11,836	—	—	—	—	11,836
Repurchase of common stock	—	—	—	—	—	123	(26,168)	(26,168)
Balance, June 30, 2025	70,911	$709	$805,073	$2,039,921	$(107)	45,042	$(1,758,812)	$1,086,784
Net income	—	—	—	67,503	—	—	—	67,503
Net change in unrealized gain on short-term investments	—	—	—	—	327	—	—	327
Dividends declared ($0.70 per share)	—	—	560	(18,601)	—	—	—	(18,041)
Issuance of common stock, net	52	—	(10,646)	—	—	—	—	(10,646)
Share-based compensation	—	—	9,301	—	—	—	—	9,301
Repurchase of common stock	—	—	—	—	—	138	(35,252)	(35,252)
Settlement of the 2027 Hedge	—	—	40	—	—	—	(40)	—
Balance, September 30, 2025	70,963	$709	$804,328	$2,088,823	$220	45,180	$(1,794,104)	$1,099,976
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$363,673	$225,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,482	52,165
Non-cash interest income, net	(3,362)	(8,290)
Change in deferred revenue	48,785	(3,913)
Deferred income taxes	(26,776)	18,020
Share-based compensation	30,635	28,122
Other	914	329
Decrease (Increase) in assets:
Receivables	27,661	(95,128)
Deferred charges and other assets	(20,686)	(81,333)
Increase (Decrease) in liabilities:
Accounts payable	2,408	(2,092)
Customer deposit	—	(76,100)
Accrued compensation and other expenses	325	22,208
Net cash provided by operating activities	481,059	79,494
Cash flows from investing activities:
Purchases of short-term investments	(317,357)	(445,434)
Proceeds from maturities and sales of short-term investments	335,682	618,642
Purchases of property and equipment	(15,671)	(1,928)
Capitalized patent costs	(39,591)	(33,506)
Long-term investments	—	1,576
Net cash (used in) provided by investing activities	(36,937)	139,350
Cash flows from financing activities:
Payments on long-term debt	(1,298)	(139,069)
Repurchase of common stock	(66,669)	(66,726)
Net proceeds from exercise of stock options	7,331	11
Taxes withheld upon restricted stock unit vestings	(43,762)	(14,816)
Dividends paid	(42,641)	(30,425)
Net cash used in financing activities	(147,039)	(251,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	297,083	(32,181)
Cash, cash equivalents and restricted cash, beginning of period	551,547	442,961
Cash, cash equivalents and restricted cash, end of period	$848,630	$410,780
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2025, the results of our operations for the three and nine months ended September 30, 2025 and 2024 and our cash flows for the nine months ended September 30, 2025 and 2024. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 6, 2025. Definitions of capitalized terms not defined herein appear within our 2024 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information:	2025	2024
Interest paid	$8,050	$9,311
Income taxes paid, including foreign withholding taxes	92,711	37,269
Non-cash investing and financing activities:
Non-cash acquisition of patents	19,319	—
Dividend payable	18,041	11,366
Accrued capitalized patent costs and property and equipment purchases	5,499	(2,261)
Right-of-use assets obtained in exchange of operating lease liabilities	880	2,023
Settlement of the 2027 and 2024 Hedge Transactions	40	37,120

New Accounting Guidance
Accounting Standards Update: Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption allowed. We adopted this guidance as of January 1, 2025, and we will include the necessary disclosures in our Annual Report on Form 10-K. The disclosures are required on an annual basis so there was no impact to this Quarterly Report on Form 10-Q.
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
Accounting Standards Update: Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40)". The amendments in the ASU amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption allowed. We are currently evaluating the impact of adoption on our consolidated financial statements.

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
Smartphone	$136,407	$87,426	$48,981	56%
CE, IoT/Auto	28,219	40,633	(12,414)	(31)%
Other	56	620	(564)	(91)%
Total Revenue	$164,682	$128,679	$36,003	28%

Catch-up revenue (a), included above	$17,678	$30,045	$(12,367)	(41)%

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
Smartphone	$555,482	$366,931	$188,551	51%
CE, IoT/Auto	119,817	246,905	(127,088)	(51)%
Other	486	1,878	(1,392)	(74)%
Total Revenue	$675,785	$615,714	$60,071	10%

Catch-up revenue (a), included above	$264,791	$324,274	$(59,483)	(18)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
During the nine months ended September 30, 2025, we recognized $143.8 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2025, we had contract assets of $33.6 million included within "Accounts receivable" and $15.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet. As of December 31, 2024, we had contract assets of $162.8 million included within "Accounts receivable" in the condensed consolidated balance sheet.
Contracted Revenue
Based on contracts signed and committed as of September 30, 2025, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2025	$136,379
2026	452,314
2027	440,577
2028	348,455
2029	294,819
Thereafter	232,338
Total Revenue	$1,904,882
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

3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash currently consist of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents, and restricted cash as of September 30, 2025, December 31, 2024, and September 30, 2024 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Cash and cash equivalents	$840,270	$527,360	$401,090
Restricted cash included within prepaid and other current assets	8,360	24,187	9,690
Total cash, cash equivalents, and restricted cash	$848,630	$551,547	$410,780
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Three licensees comprised 65% and 84% of our accounts receivable balances of September 30, 2025 and December 31, 2024, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications and consumer electronics equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$836,578	$—	$—	$836,578
Commercial paper (b)	—	71,271	—	71,271
U.S. government securities	—	234,542	—	234,542
Corporate bonds, asset backed and other securities	—	129,107	—	129,107
Total	$836,578	$434,920	$—	$1,271,498

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$535,745	$—	$—	$535,745
Commercial paper (b)	—	78,870	—	78,870
U.S. government securities	—	230,561	—	230,561
Corporate bonds, asset backed and other securities (c)	—	137,219	—	137,219
Total	$535,745	$446,650	$—	$982,395
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of September 30, 2025 and December 31, 2024, $12.1 million and $4.1 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of December 31, 2024, $11.7 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's convertible notes (the "Convertible Notes") reported as of September 30, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	September 30, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$459,986	$456,258	$2,056,938	$460,000	$454,739	$1,166,155
Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition (as defined below) long-term debt reported as of September 30, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$17,142	$15,613	$17,033	$17,102

4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Tax receivables	$24,964	$16,691
Prepaid assets	18,885	38,952
Restricted cash	8,360	24,187
Other current assets	4,718	4,482
Total Prepaid and other current assets	$56,927	$84,312
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Tax receivables	$96,502	$88,619
Goodwill	22,421	22,421
Contract asset	15,000	—
Right-of-use assets	14,050	15,218
Long-term investments	12,700	19,851
Other non-current assets	4,273	3,291
Total Other non-current assets, net	$164,946	$149,400
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Accrued legal fees	$16,443	$9,571
Other accrued expenses	13,141	15,563
Total Other accrued expenses	$29,584	$25,134
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Deferred compensation liabilities	$25,604	$19,969
Operating lease liabilities	14,346	15,772
Other long-term liabilities	19,919	19,201
Total Other long-term liabilities	$59,869	$54,942
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

The 2027 Notes will be convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the 2027 Notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of common stock per $1,000 principal amount of the 2027 Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). From the period January 1, 2024 through December 31, 2025, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions ("2027 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also, on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions ("2027 Warrant Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock. As of September 30, 2025, the warrants under the 2027 Warrant Transactions had a weighted average strike price of $105.77 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
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
The following table reflects the carrying value of our Convertible Notes long-term debt as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
3.50% Senior Convertible Notes due 2027	$459,986	$460,000
Less: Deferred financing costs	(3,728)	(5,261)
Net carrying amount of the Convertible Notes	456,258	454,739
Less: Current portion of long-term debt	(456,258)	(454,739)
Long-term net carrying amount of the Convertible Notes	$—	$—

The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2025 and 2024 relating to the contractual interest coupon and the amortization of deferred financing costs of the Convertible Notes (in thousands):

	Three Months Ended September 30,
	2025	2024
	2027 Notes	2027 Notes	2024 Notes	Total
Contractual coupon interest	$4,025	$4,025	$—	$4,025
Amortization of deferred financing costs	522	483	—	483
Total	$4,547	$4,508	$—	$4,508

	Nine Months Ended September 30,
	2025	2024
	2027 Notes	2027 Notes	2024 Notes	Total
Contractual coupon interest	$12,075	$12,075	$1,059	$13,134
Amortization of deferred financing costs	1,533	1,419	252	1,671
Total	$13,608	$13,494	$1,311	$14,805
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2025 and December 31, 2024 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenue generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2025, we recognized $0.6 million and $1.4 million, respectively, of interest expense related to this debt, compared to $0.6 million and $2.2 million during the three and nine months ended September 30, 2024, respectively. This was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly. We made $1.3 million and $12.9 million in payments to CPPIB Credit during the nine months ended September 30, 2025 and 2024, respectively.

Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of September 30, 2025, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
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
The arbitration hearing was held in July 2024, and closing arguments were held in October 2024. In July 2025, a panel of International Chamber of Commerce arbitrators determined the royalties of the patent license between the Company and Samsung covering Samsung’s products other than digital televisions and computer display monitors, which have been licensed under a separate agreement. The panel set the total royalties at $1.05 billion for the eight-year patent license.
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
Tesla sought permission to appeal the decision; the Company also sought permission to appeal on two limited grounds conditionally, should Tesla’s request for an appeal be granted. The appeal hearing was held in December 2024, and the UK Court of Appeal upheld the lower court's decision and refused Tesla’s request for permission to appeal. Tesla filed an application for permission to appeal to the Supreme Court. In July 2025, the Supreme Court granted Tesla’s request for permission to appeal the issues of whether pool licenses are arguably required to be FRAND, whether all members of the Avanci 5G Platform must be joined to the case, and whether Tesla’s claim advances the possibility of a bilateral license from the Company. In September 2025, the Company filed an application for permission to cross-appeal.
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
In March 2025, Disney filed an answer and asserted a rate-setting counterclaim. In May 2025, the Company requested an anti-interference injunction to prevent Disney from continuing with its anti-suit injunction in California.
In September 2025, the Court granted the Company’s preliminary injunction request. The Appellate Court initially granted Disney’s request to stay the preliminary injunction pending hearing of an appeal, but that stay was lifted. Disney now has until November 30, 2025, to comply fully with the injunction.
In October 2025, the Company filed another claim in the Regional Business Court of Rio de Janeiro against The Walt Disney Co. and certain of its subsidiaries. The claim alleges infringement of one of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patent.
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
Hearings on the asserted patents have been scheduled for October 2025, November 2025, February 2026 and June 2026.
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
The Mannheim Court has scheduled a hearing for one of the asserted patents in May 2026. The Dusseldorf Court has scheduled hearings for two asserted patents in June and July 2026.
Delaware Proceedings
In August 2025, a subsidiary of Disney filed an antitrust complaint against the Company and certain of its subsidiaries, and Technicolor in the Federal District Court of the District of Delaware. The claims allege the Company has engaged in monopolistic conduct in the licensing of its patents relating to video coding and video streaming technologies. Disney is seeking, among other relief, injunctive relief to halt the licensing practices it views as unlawful, and damages.
In September 2025, the Company filed a motion to dismiss Disney’s complaint, or in the alternative, stay the case pending resolution of the Company’s cases against Disney in California, Europe, and Brazil. In October 2025, the Antitrust Division of the United States Department of Justice filed a Statement of Interest in the Delaware case.
Amazon
United Kingdom Proceedings
In August 2025, Amazon.com, Inc. and certain of its subsidiaries (“Amazon”) filed a claim in the High Court of Justice of England and Wales against the Company and certain of its subsidiaries. The claims allege the non-infringement and invalidity of certain patents relating to video coding and video streaming technologies. Amazon is seeking, among other relief, a rate-setting and order that InterDigital offer Amazon a RAND license as declared by the Court, or a declaration that InterDigital is in breach of its RAND commitment and an unwilling licensor and damages arising from such breach, and a declaration that the challenged patents are invalid and non-essential and not infringed.
Brazil Proceedings
In September 2025, Amazon filed a claim in the Second Business Court of Sao Paolo against the Company and certain of its subsidiaries. The claims allege the non-infringement of certain patents relating to video coding and video streaming technologies. Amazon is seeking a declaration that the challenged Brazilian patents are not infringed, and a declaration preventing enforcement by the Company of any video coding patents anywhere in Brazil.

Transsion
UPC Proceedings
In September 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Local Divisional Court of the Unified Patent Court against Transsion Holdings Pvt Ltd and certain of its subsidiaries (“Transsion”). The claims allege infringement of certain of the Company’s patents relating to cellular SEP technologies and video coding and video technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
India Proceedings
In September and October 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court against Transsion. The claims allege infringement of certain of the Company’s patents relating to cellular SEP technologies and video coding and video technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents, damages, and a declaration that the Company is FRAND complaint and that Transsion is an unwilling licensee with respect to the FRAND claims.
Brazil Proceedings
In September 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Transsion. The claim alleges infringement of certain of the Company’s patents relating to cellular SEP technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2025, except as noted above.
7. INCOME TAXES
In the nine months ended September 30, 2025 and 2024, the Company had an estimated effective tax rate of 13.3% and 18.4%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income ("FDII") deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the decrease in French revenue. During the nine months ended September 30, 2025 and 2024, the Company recorded discrete net benefits of $9.3 million and $4.3 million, respectively, primarily related to share-based compensation.
The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4th, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing and amount of certain tax deductions including FDII, depreciation expense, R&D expenditures and interest expense. The tax law changes did not have an impact on the tax provision in the third quarter of 2025.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the nine months ended September 30, 2025 and 2024, the Company paid approximately $78.6 million and $14.5 million, respectively, in foreign source creditable withholding tax.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$67,503	$34,190	$363,673	$225,506
Weighted-average shares outstanding:
Basic	25,797	25,149	25,818	25,286
Dilutive effect of stock options and RSUs	1,207	1,067	1,172	917
Dilutive effect of warrants	3,645	1,379	3,149	472
Dilutive effect of convertible securities	4,276	2,439	3,912	2,084
Diluted	34,925	30,034	34,051	28,759
Earnings per share:
Basic	$2.62	$1.36	$14.09	$8.92
Dilutive effect of stock options and RSUs	(0.10)	(0.05)	(0.49)	(0.25)
Dilutive effect of warrants	(0.27)	(0.06)	(1.30)	(0.15)
Dilutive effect of convertible securities	(0.32)	(0.11)	(1.62)	(0.68)
Diluted	$1.93	$1.14	$10.68	$7.84
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	2,324	6,056	2,813	7,002
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$164,682	$128,679	$675,785	$615,714
Less:
Departmental expenses (a)	46,839	42,811	137,531	131,762
Depreciation and amortization	19,804	17,549	57,482	52,165
Intellectual property enforcement	10,487	12,867	29,428	47,956
Share-based compensation	9,301	9,081	30,635	28,122
Revenue share costs	2,443	7,029	7,642	78,723
Other non-operating (income) expense, net (b)	(169)	(1,873)	(6,163)	603
Income tax provision	8,474	7,025	55,557	50,877
Net income	$67,503	$34,190	$363,673	$225,506
(a) Includes personnel costs, consulting costs, outside services, administrative costs, and other operating expenses.
(b) Includes interest income, interest expense, and other non-operating income and expenses

10. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and investment income	$9,484	$9,175	$27,576	$31,078
Other	704	3,379	8,014	2,405
Other income, net	$10,188	$12,554	$35,590	$33,483
The change in Other was primarily due to foreign currency translation which resulted in a loss of $0.6 million and a gain of $5.9 million in the three and nine months ending September 30, 2025, respectively, compared to a gain of $2.8 million and a loss of $0.5 million in the three and nine months ending September 30, 2024, respectively.

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
Throughout the following discussion and elsewhere in this Quarterly Report on Form 10-Q, we refer to “catch-up revenue.” For variable and dynamic fixed-fee license agreements, “catch-up revenue” primarily represents revenue associated with reporting periods prior to the execution of the license agreement.
New Agreements
During third quarter 2025, we signed four patent license agreements, including with Honor Device Co., Ltd. ("Honor"), a major Chinese smartphone vendor. We now have eight of the ten largest smartphone vendors and approximately 85% of the entire global smartphone market under license.
Disney Proceedings
In September 2025, we were awarded a preliminary injunction against Disney by a court in Brazil. The court ruled that we are entitled to a preliminary injunction over Disney’s infringement of two InterDigital patents related to AVC and HEVC video coding technology. The decision followed the publication of an independent expert report, commissioned by the Rio de Janeiro court, which fully supported our position that Disney infringed both of the patents-in-suit, and that InterDigital does not have a RAND obligation arising from the asserted encoder claims. The Appellate Court initially granted Disney’s request to stay the preliminary injunction pending hearing of an appeal, but that stay was lifted. Disney now has until November 30, 2025, to comply fully with the injunction.
For more information on the Disney proceedings, see Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Deep Render Acquisition
In October, we acquired Deep Render, an AI startup with a team of world-class AI experts focusing on video codecs. We believe the acquisition adds significant depth to our existing AI expertise and strengthens the company’s leadership in video compression. The transaction also adds Deep Render’s patent portfolio in AI-based video coding to our market-leading video portfolio. As part of the deal, a team of AI experts will join our Video Lab.
Founded in London in 2018, Deep Render has pioneered the use of AI in video and image compression to change the way that video is processed and ultimately distributed to connected devices and services.
Return of Capital to Shareholders
In September 2025, we announced a second dividend increase during 2025, increasing the quarterly cash dividend by $0.10 per share to $0.70 per share, beginning with the quarterly dividend paid in fourth quarter 2025. Combined with previous increases, we have increased the dividend by 75% since the start of 2024. During third quarter 2025, we returned $53.3 million to shareholders, including $18.0 million, or $0.70 per share, of cash dividends declared and $35.3 million through the repurchase of shares of common stock.
As of October 30, 2025, there was $147.9 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash & Short-term Investments
As of September 30, 2025, we had $1.3 billion of cash, restricted cash, and short-term investments and approximately $1.6 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the Lenovo arbitration.
91% of our third quarter 2025 revenue is from fixed-fee agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.

The following table reconciles the timing differences between cash receipts and recognized revenue during the three and nine months ended September 30, 2025 and 2024, including the resulting operating cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash vs. Non-cash revenue:	2025	2024	2025	2024
Fixed fee cash receipts (a)	$492,020	$160,300	$676,739	$384,990
Other cash receipts (b)	8,390	9,919	41,834	35,275
Change in deferred revenue	(119,991)	(50,495)	(48,785)	3,913
Change in receivables	(228,066)	(11,220)	(27,661)	95,128
Other	12,329	20,175	33,658	96,408
Total Revenue	$164,682	$128,679	$675,785	$615,714
Net cash provided by operating activities	$395,930	$77,631	$481,059	$79,494
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenue.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenue.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of September 30, 2025 (in thousands):

Deferred Revenue
Remainder of 2025	$106,666
2026	169,365
2027	132,265
2028	1,141
2029	1,206
Thereafter	1,270
Total Revenue	$411,913
Revenue
Third quarter 2025 revenue of $164.7 million includes $17.7 million of catch-up revenue, while third quarter 2024 revenue of $128.7 million includes $30.0 million of catch-up revenue. The $36.0 million increase was primarily due to recurring revenue recognized from nine patent license agreements signed since third quarter 2024, partially offset by lower catch-up revenue in third quarter 2025. In third quarter 2025, revenue (in descending order) from Samsung, Apple, and Honor each comprised 10% or more of our consolidated revenue. Refer to "Results of Operations --Third Quarter 2025 Compared to Third Quarter 2024" for further discussion of our 2025 revenue.
Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by market volatility, inflation, supply chain issues, high interest rates, tariffs and other potential trade-related sanctions, and the potential for a recession. These market factors, as well as the impacts of the Ukraine-Russia and Middle East conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing third quarter 2025 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our third quarter 2025 revenue includes $17.7 million of catch-up revenue primarily related to the new patent license agreement with Honor signed in third quarter 2025.

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
Cash, cash equivalents, restricted cash, and short-term investments
As of September 30, 2025 and December 31, 2024, we had the following amounts of cash and cash equivalents, restricted cash, and short-term investments (in thousands):

	September 30, 2025	December 31, 2024	Increase / (Decrease)
Cash and cash equivalents	$840,270	$527,360	$312,910
Restricted cash included within prepaid and other current assets	8,360	24,187	(15,827)
Short-term investments	422,868	430,848	(7,980)
Total cash, cash equivalents, restricted cash, and short-term investments	$1,271,498	$982,395	$289,103
The net increase in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash provided by operating activities of $481.1 million, partially offset by cash used in financing activities of $147.0 million and cash used in investing activities of $55.3 million, excluding sales and purchases of short-term investments. Refer to the sections below for further discussion of these items.
Cash flows provided by operating activities
Cash flows provided by operating activities in the first nine months 2025 and 2024 (in thousands) were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$481,059	$79,494	$401,565

Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $401.6 million change in cash provided by operating activities was primarily driven by higher cash receipts from timing of cash receipts on existing agreements and new agreements, and was partially offset by higher foreign withholding tax payments on those cash receipts. Additionally, cash operating expenses were lower primarily due to lower revenue share and litigation costs. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Total Cash Receipts	$718,573	$420,265	$298,308
Cash Outflows:
Cash operating expenses [a]	(174,518)	(258,441)	83,923
Income taxes paid [b]	(92,711)	(37,269)	(55,442)
Total cash outflows	(267,229)	(295,710)	28,481

Other working capital adjustments	29,715	(45,061)	74,776

Cash flows provided by operating activities	$481,059	$79,494	$401,565
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $7.6 million and $78.7 million in first nine months 2025 and 2024, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for first nine months 2025 was $36.9 million, a $176.3 million change from $139.4 million provided by investing activities in first nine months 2024. During first nine months 2025, we sold $18.3 million of short-term marketable securities, net of purchases, and capitalized $55.3 million of patent costs and property and equipment purchases. During first nine months 2024, we sold $173.2 million of short-term marketable securities, net of purchases, and capitalized $35.4 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first nine months 2025 was $147.0 million, a change of $104.0 million from $251.0 million the first nine months 2024. This change was primarily attributable to a $126.2 million payment made on maturity of the 2024 Notes in first half 2024 and $7.3 million of proceeds from the exercise of stock options. This change was partially offset by a $28.9 million increase of taxes withheld on restricted stock unit vestings primarily due to the increased share price at vesting and a $12.2 million increase in dividends paid due to the announced increases in the declared dividend from $0.40 to $0.70.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2025 was approximately $411.9 million, a net increase of $51.8 million from December 31, 2024. This increase in deferred revenue was primarily due cash receipts on new and existing patent license agreements, partially offset by amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2025 deferred revenue balance of $411.9 million by $234.5 million over the next twelve months.

Convertible Notes
See Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
From the period January 1, 2024 through December 31, 2025, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (initial conversion price of approximately $77.49 per share), or above the strike price of the warrants (weighted average strike price of $105.77 per share), the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. As a result, in periods where the average market price of our common stock is above the conversion price or strike price, as applicable, under the if-converted method, we calculate the number of shares issuable under the terms of the 2027 Notes and the 2027 Warrant Transactions based on the average market price of the stock during the period, and include that number in the total diluted shares outstanding for the period.

Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. As described in Note 5, "Obligations," the 2027 Notes are convertible into cash up to the aggregate principal amount to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following tables illustrate how, based on the $460.0 million aggregate principal amount of the 2027 Notes outstanding as of September 30, 2025, and the approximately 5.9 million warrants related to the 2027 Notes, changes in our stock price would affect (i) the number of shares issuable upon conversion of the 2027 Notes, (ii) the number of shares issuable upon exercise of the warrants subject to the 2027 Warrant Transactions, (iii) the number of additional shares deemed outstanding with respect to the 2027 Notes, after applying the if-converted method, for purposes of calculating diluted earnings per share ("Total If-Converted Method Incremental Shares"), (iv) the number of shares of our common stock deliverable to us upon settlement of the 2027 Note Hedge Transactions and (v) the number of shares issuable upon concurrent conversion of the 2027 Notes, exercise of the warrants subject to the 2027 Warrant Transactions, and settlement of the 2027 Note Hedge Transactions (in thousands):

	2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
$105	1,588	—	1,588	(1,588)	—
$125	2,289	918	3,207	(2,289)	918
$150	2,902	1,760	4,662	(2,902)	1,760
$175	3,340	2,361	5,701	(3,340)	2,361
$200	3,669	2,812	6,481	(3,669)	2,812
$225	3,924	3,163	7,087	(3,924)	3,163
$250	4,129	3,444	7,573	(4,129)	3,444
$275	4,296	3,673	7,969	(4,296)	3,673
$300	4,436	3,864	8,300	(4,436)	3,864
$325	4,554	4,026	8,580	(4,554)	4,026
$350	4,655	4,165	8,820	(4,655)	4,165
$375	4,742	4,285	9,027	(4,742)	4,285
$400	4,819	4,391	9,210	(4,819)	4,391
$425	4,887	4,483	9,370	(4,887)	4,483
$450	4,947	4,566	9,513	(4,947)	4,566
$475	5,000	4,640	9,640	(5,000)	4,640
$500	5,049	4,706	9,755	(5,049)	4,706
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Third Quarter 2025 Compared to Third Quarter 2024
Revenue
The following table compares third quarter 2025 revenue to third quarter 2024 revenue (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
Smartphone	$136,407	$87,426	$48,981	56%
CE, IoT/Auto	28,219	40,633	(12,414)	(31)%
Other	56	620	(564)	(91)%
Total Revenue	$164,682	$128,679	$36,003	28%

Catch-up revenue(a), included above	$17,678	$30,045	$(12,367)	(41)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
Total revenue of $164.7 million increased $36.0 million from third quarter 2024 primarily due to revenue from nine new patent license agreements signed in the last twelve months, including the agreement signed with Honor in third quarter 2025 and the previously announced agreements with vivo Mobile and OPPO. Additionally, the Samsung arbitration decision contributed to the increase. These increases were partially offset by catch-up revenue recognized on new agreements and the resolution of litigation in third quarter 2024.
In third quarter 2025 and 2024, 54% and 83%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In third quarter 2025 and 2024, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended September 30,
	2025	2024
Customer A	23%	20%
Customer B	20%	26%
Customer C	11%	—%
Customer D	<10%	13%
Customer E	<10%	12%
Customer F	<10%	12%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2025 and third quarter 2024 by category (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
Research and portfolio development	$53,068	$48,331	$4,737	10%
Licensing	19,715	27,467	(7,752)	(28)%
General and administrative	16,091	13,539	2,552	19%
Total Operating expenses	$88,874	$89,337	$(463)	(1)%

Operating expenses remained flat at $88.9 million in third quarter 2025 compared to $89.3 million in third quarter 2024. The $0.5 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$(4,586)
Intellectual property enforcement, net	(2,380)
Other	6,503
Total change in operating expenses	$(463)
The $0.5 million decrease in operating expenses was due to a number of offsetting changes including a $4.6 million decrease in revenue share costs primarily related to catch-up revenue on agreements signed in third quarter 2024. Additionally, intellectual property enforcement costs, net decreased $2.4 million primarily due to resolutions of the OPPO, Lenovo UK, and Samsung matters, partially offset by increases related to the announced Disney proceedings and a $1.2 million one-time contra expense for a net litigation fee reimbursement resulting from intellectual property enforcement successes received in third quarter 2024.
Research and portfolio development expense: Research and portfolio development expense increased compared to third quarter 2024 primarily due to the costs associated with our growing patent portfolio and increased investment in the computer network that supports our research activities.
Licensing expense: Licensing expense decreased compared to third quarter 2024 primarily due to the above noted changes in revenue share and intellectual property enforcement costs, partially offset by the one-time net litigation fee reimbursement contra expense recognized in third quarter 2024.
General and administrative expense: General and administrative expense increased compared to third quarter 2024 primarily due to an increase in share-based compensation costs.
Non-Operating Income, net
The following table compares third quarter 2025 non-operating income, net to third quarter 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
Interest expense	$(10,019)	$(10,681)	$662	6%
Interest and investment income	9,484	9,175	309	3%
Other income, net	704	3,379	(2,675)	(79)%
Total non-operating income, net	$169	$1,873	$(1,704)	(91)%
The change in non-operating income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $0.6 million in third quarter 2025, compared to a $2.8 million net gain in third quarter 2024.
Income taxes
In third quarter 2025 and 2024, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 11.2% and 17.0%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the decrease in revenue in certain foreign jurisdictions.

First Nine Months 2025 Compared to First Nine Months 2024
Revenue
The following table compares first nine months 2025 revenue to first nine months 2024 revenue (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
Smartphone	$555,482	$366,931	$188,551	51%
CE, IoT/Auto	119,817	246,905	(127,088)	(51)%
Other	486	1,878	(1,392)	(74)%
Total Revenue	$675,785	$615,714	$60,071	10%

Catch-up revenue(a), included above	$264,791	$324,274	$(59,483)	(18)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
Total revenue of $675.8 million increased $60.1 million from first nine months 2024 primarily due to revenue from fifteen new patent license agreements signed in the last eighteen months, including the agreement signed with Honor in third quarter 2025 and the previously announced agreements with vivo Mobile, OPPO, Lenovo, and HP. Additionally, the Samsung arbitration ruling contributed to the increase. These increases were partially offset by catch-up revenue recognized in first nine months 2024 from the Samsung TV agreement, Lenovo UK ruling and arbitration agreement, and other new agreements signed during first nine months 2024.
In first nine months 2025 and 2024, 64% and 77% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2025 and 2024, the following companies accounted for 10% or more of our total revenue:

	Nine Months Ended September 30,
	2025	2024
Customer A	33%	38%
Customer G	16%	—%
Customer B	15%	16%
Customer E	<10%	23%
Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2025 and first nine months 2024 by category (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
Research and portfolio development	$154,172	$147,851	$6,321	4%
Licensing	61,301	149,212	(87,911)	(59)%
General and administrative	47,245	41,665	5,580	13%
Total operating expenses	$262,718	$338,728	$(76,010)	(22)%

Operating expenses decreased 22% to $262.7 million in first nine months 2025 from $338.7 million in first nine months 2024. The $76.0 million decrease in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$(71,081)
Intellectual property enforcement	(22,405)
Depreciation and amortization	5,317
Net litigation fee reimbursement	3,877
Share-based compensation	2,513
Other	5,769
Total change in operating expenses	$(76,010)
The $76.0 million decrease in operating expenses was driven by a $71.1 million decrease in revenue share costs primarily related to the Samsung TV and TPV agreements signed in first nine months 2024. Additionally, intellectual property enforcement costs decreased $22.4 million primarily due to resolutions of the OPPO, Lenovo UK, and Samsung matters, partially offset by increases related to the announced Disney proceedings. This decrease in intellectual property enforcement costs was partially offset by one-time contra expenses for net litigation fee reimbursements of $0.5 million in first nine months 2025 compared to $4.4 million in first nine months 2024 resulting from intellectual property enforcement successes.
These decreases were offset by a $5.3 million increase in depreciation and amortization due to non-cash patent acquisitions and investments in internal infrastructure and a $2.5 million increase in share-based compensation due to higher accrual rates driven by licensing successes.
Research and portfolio development expense: Research and portfolio development expense increased slightly compared to first nine months 2024 primarily due to the above noted increase in depreciation and amortization.
Licensing expense: Licensing expense decreased by $87.9 million compared to first nine months 2024 primarily driven by the above-noted decreased revenue share costs and intellectual property enforcement costs, partially offset by the one-time net litigation fee reimbursement.
General and administrative expense: General and administrative expense increased compared to first nine months 2024 primarily due to the above noted increases in share-based compensation and depreciation of internal infrastructure investments.
Non-Operating Income (expense), net
The following table compares first nine months 2025 non-operating income, net to first nine months 2024 non-operating expense, net (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
Interest expense	$(29,427)	$(34,086)	$4,659	14%
Interest and investment income	27,576	31,078	(3,502)	(11)%
Other non-operating income, net	8,014	2,405	5,609	233%
Total non-operating income (expense), net	$6,163	$(603)	$6,766	1,122%
The change in non-operating income (expense), net was primarily due to a foreign currency translation net gain arising from translation of our foreign subsidiaries of $5.9 million in first nine months 2025, compared to a $0.5 million net loss in first nine months 2024.
Income Taxes
In first nine months 2025 and 2024, we had an effective tax rate of 13.3% and 18.4%, respectively. The change in effective tax rate is due to an increase in the amount of Foreign Derived Intangible Income deduction benefit available to the Company and tax benefits related to share-based compensation. In addition, the Company is subject to a decrease in the Global Intangible Low-Tax Income inclusion derived from the decrease in revenue in certain foreign jurisdictions.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include certain information regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2024 Form 10-K and the risks and uncertainties set forth below:
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
•our ability to successfully integrate Deep Render and to recognize the anticipated benefits of the transaction;
•our ability to maintain a strong patent portfolio and make strategic decisions related to our intellectual property protection;
•the failure of markets for our technologies to materialize to the extent that we expect;
•our continued ability to develop new technologies;
•changes in our interpretations of, and assumptions and calculations with respect to the impact on us of, the One Big Beautiful Bill Act, the 2017 Tax Cuts and Jobs Act and other U.S. and non-U.S. tax laws;
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
You should carefully consider these factors before making any investment decision with respect to our common stock. These factors, individually or in the aggregate, may cause our actual results to differ materially from our expected and historical results. You should understand that it is not possible to predict or identify all such factors. In addition, you should not place undue reliance on the forward-looking statements contained herein, which are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2024 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Countermeasures imposed in response to such government actions could materially harm our business prospects, financial condition and cash flow. Currently, the future of existing tariffs, and the possibility for new tariffs or trade policies, remains uncertain. So far, these tariffs and trade policies have not had a significant impact on our ability to develop foundational technologies or to participate and lead open standard development, or our business operations or financial results more generally; however, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and any retaliatory measures imposed could directly or indirectly harm our business. Our ability to renew or conclude new license agreements could also be affected by economic uncertainty, particularly in the handset market, in China or globally.
China is a key market for us, and any of these factors could harm our ability to execute our business plans. The ultimate impact of ongoing trade tensions is uncertain, but if tensions continue or escalate, we could suffer material harm to our business, financial condition and operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common shares during third quarter 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2025 - July 31, 2025	68,046	$227.31	68,046	$182,646,897
August 1, 2025 - August 31, 2025	40,000	$266.93	40,000	$171,968,480
September 1, 2025 - September 30, 2025	29,700	$306.51	29,700	$162,864,244
Total	137,746	$255.89	137,746
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During third quarter 2025, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements”, as such term is defined in Item 408(a) of Regulation S-K:

	Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Samir Armaly	Adopt	August 8, 2025	X		466	August 7, 2026
John Markley, Jr.	Adopt	August 8, 2025	X		663	August 7, 2026
John Kritzmacher	Adopt	August 12, 2025	X		5,362	June 30, 2026
Jean Rankin	Adopt	August 15, 2025	X		362	June 30, 2026
Richard Brezski	Adopt	September 26, 2025	X		19,988	December 31, 2026
Liren Chen	Adopt	September 29, 2025	X		29,758	September 29, 2026

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Amended and Restated Executive Severance and Change in Control Policy
10.2	Form of Executive Mutual Agreement for Individual Arbitration (Included in Exhibit 10.1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: October 30, 2025	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: October 30, 2025	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer