Form 10-K
period 2025-12-31
InterDigital, Inc.
filed 2026-02-05
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,717,601,306 as of June 30, 2025.
The number of shares outstanding of the registrant’s common stock was 25,686,766 as of February 3, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant's 2026 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2025, InterDigital's wholly owned subsidiaries held a portfolio of more than 38,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to communications and entertainment products and services. Our portfolio includes numerous patents and patent applications that we believe are or may be essential to existing standards, or may become essential to future standards, established by many Standards Development Organizations ("SDOs"). We have contributed technology to wireless standards including the 3G, 4G, 5G, and the development of 6G cellular standards and the IEEE 802.11 suite of standards. We have contributed technology to video standards including standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others. We also develop technologies and associated patents enabling high dynamic range (HDR) production, distribution and display solutions.
Our wireless portfolio has largely been built through internal investment in a world-class research team, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the acquisitions of the research and innovation unit and patent licensing business of visual technology industry leader Technicolor SA (the "Technicolor Patent Acquisition") and patents and applications created by internal development. Our patented inventions have been implemented in a wide variety of products, including smartphones, tablets, base stations, televisions, laptops, gaming consoles, set-top boxes, streaming devices, connected automobiles, and other consumer electronics and IoT products. Our patented inventions have also been implemented in a wide variety of services, such as video streaming, user generated content sharing, video conferencing, video gaming, and other cloud-based services. We believe our patented innovations are also used in the training of video based generative AI models as well as in the distribution and storage of the content generated by such models.
InterDigital derives revenue primarily from licensing our patented innovations. In 2025 and 2024, our total revenue was $834.0 million and $868.5 million, respectively. Additional information about our revenue, profits, and assets, as well as additional financial data, is provided in the Consolidated Financial Statements and accompanying Notes in Part II, Item 8, of this Form 10-K.
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
•Attract, cultivate, and retain top talent to build and grow our business. Our business success is dependent on our ability to attract, grow, and retain top talent, such as specialized engineering and other technical talent; patent portfolio creation and enhancement experts, IP licensing and enforcement talent and other business and operational talent.
Technology Research and Development
InterDigital R&I
InterDigital operates a diversified research and development operation, InterDigital Research & Innovation ("InterDigital R&I").
As an early and ongoing participant in the digital wireless market, InterDigital has developed pioneering solutions for cellular and Wi-Fi technologies that enable wireless transmission of voice, data and multimedia content in use today. That early involvement and our continued development of advanced digital wireless technologies have enabled us to create our significant worldwide portfolio of patents. InterDigital is also a leader in key video technologies, including 2D video coding and emerging technologies such as immersive video and AI-based video coding. Our current research efforts are focused on a variety of areas related to future technology and devices, including cellular wireless and Wi-Fi technologies, advanced video coding and transmission, and AI. The InterDigital R&I team’s technical expertise is recognized by the worldwide wireless and video standards bodies where our delegates hold key leadership positions.
Our capabilities in the development of advanced technologies are based on the efforts of a highly specialized engineering team, leveraging leading-edge equipment and software platforms. In 2025 and 2024, our research and portfolio development costs were $211.4 million and $196.9 million, respectively, and the largest portion of this expense has been personnel costs.
Wireless Technology
We have a long history of developing cellular technologies that include physical layer design covering CDMA, TDMA, OFDM/OFDMA, and MIMO, radio interface protocols, as well as system architecture and services supporting cellular networks. Many of our inventions are being used in all 2G, 3G, 4G, and 5G wireless networks and mobile terminal devices. We continue to be engaged in development efforts to build and enhance our 3rd Generation Partnership Project ("3GPP") technology portfolio in the current and future generations including 5G Advanced and 6G. We are one of a handful of companies bringing wireless, video and AI technologies together to meet IMT 2030 requirements for 6G. The horizontal technologies we develop are essential to support a variety of use cases across several vertical market segments that use connected devices such as mobile phones, automobiles and autonomous vehicles, wearables, smart factories and smart homes, robots, drones and many other connected consumer electronic products including tablets and PCs. We are developing evolutionary and revolutionary solutions that enable connectivity in both licensed and unlicensed spectrum, terrestrial and non-terrestrial networks to provide ubiquitous coverage, across a large range of frequencies up to the terahertz (THz) bands.

Segments outside of 3GPP primarily fall within the scope of the IEEE 802.11 for Wi-Fi devices and IETF standards for Internet protocols. Our IEEE 802.11 standards-based inventions are used in devices that are certified for Wi-Fi 4/5/6/7 and provide improvements in spectral efficiency, higher throughput, reduced latency, energy efficiency, and many other features. We are developing new technologies towards Wi-Fi 8 by continuing novel innovations and participation in IEEE 802.11 standards and Wi-Fi Alliance forums.
Advanced Video Coding and Transmission Technology
An important and growing segment of wireless traffic is devoted to video streaming. We have a rich history in developing advanced technologies that address the challenges of video products and services. Specifically, in the area of video research, we have a long history of research and innovation in technologies that provide the basis for nearly all of the modern video codecs. We have been actively engaged in video codec standards development work in the ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET). Those efforts have focused on H.264/Advanced Video Coding, H.265/High Efficiency Video Coding ("HEVC") versions 1 to 4, as well as development of the H.266/VVC and the MPEG Immersive (MPEG-I) standards suite. InterDigital R&I is now conducting research in groundbreaking technologies preparing for the next generation of video codecs beyond VVC using both traditional and AI-based techniques. The recent acquisition of the Deep Render team has enhanced our ability to develop novel end-to-end AI-based codecs. Even codecs, such as AV1/VP9, developed by non-standard groups, use fundamental techniques we have been instrumental in developing. In addition to the video codec, we have pioneered technologies that enhance video quality in other ways. An example is the technology enabling production, distribution and display of high dynamic range (HDR) video that leverages AI to maximize the quality of video delivered to consumers. We are also investigating new media coding such as point cloud compression, haptics, or avatars using both traditional and AI-based techniques that will form the basis of future immersive video experiences. The technologies we have developed in video compression and in high quality media delivery form the foundation of streaming and many other cloud services and enable consumers to enjoy them on their favorite devices.
Artificial Intelligence/Machine Learning (AI/ML)
InterDigital is using AI to drive both wireless and video standards towards the future, leveraging AI as a valuable tool to drive efficiency and new capabilities in wireless networks and in video compression and delivery systems. We are researching a variety of aspects of AI that can be applied to complex problems in video and wireless technologies. Those areas of research include: energy-efficient deep learning aimed at reducing the energy-intensive rollout of AI; design of novel video codecs based on deep learning techniques and optimized for different use cases (e.g., for machine consumption); and the integration of AI into current and next generation 3GPP wireless systems. InterDigital is also actively investing in leveraging AI as technology, using existing large language model (LLM) based solutions to help us improve our research outcomes, streamline our internal workflows, and to further enhance our IP portfolio.
Patent Portfolio
As of December 31, 2025, our patent portfolio consisted of more than 38,000 patents and patent applications worldwide. The patents and applications comprising our portfolio relate predominantly to cellular wireless standards, including 4G and 5G technologies, other wireless standards, including 802.11 (Wi-Fi) technology, and a variety of video technologies and standards, such as HEVC and VVC. Our issued patents expire at differing times ranging from 2026 through 2045. We generally receive newly-issued patents on a weekly basis, which further extend the coverage of newly developed technologies and expiration dates of our patents.
Our Revenue Sources
Device-based Licensing Revenue
Companies making, importing, using or selling products compliant with the standards covered by our patent portfolio, including all manufacturers of smartphones, tablets and other devices, and many consumer electronics products, such as televisions, personal computers and other devices, require a license under our patents. We have successfully entered into patent license agreements with many of the leading mobile communications and consumer electronics companies globally, including Apple Inc. ("Apple"), Google LLC ("Google"), Honor Device Co., Ltd. ("Honor"), Lenovo Group Limited ("Lenovo"), LG Electronics, Inc. ("LG"), Guangdong OPPO Mobile Telecommunications Corp., Ltd. ("OPPO"), Samsung Electronics Co., Ltd. ("Samsung"), vivo Mobile Communication Co., Ltd ("vivo"), and Xiaomi Corporation ("Xiaomi"), among others.

Service-based Licensing Revenue Opportunities
We also believe that companies providing video streaming and certain other cloud services require a license under our patents, and we seek to license our relevant assets to such companies. We launched our Video Services licensing program with an initial focus on the subscription-based video on demand (“SVOD”) and advertisement-based video on demand (“AVOD”) markets. Companies participating in these markets make, import, use or sell services making use of a number of video codecs and other technologies covered by our patent portfolio. In 2025, we initiated patent infringement actions involving major streaming ecosystem participants, including Disney and Amazon, relating to certain video technologies. During 2025, in our matter with Disney, we were awarded injunctions against Disney video streaming services by courts in Brazil and Germany. These matters are more fully discussed in Note 12, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K.
Overview of Patent Licenses
The majority of our revenue is generated from fixed-fee patent license agreements, with a smaller portion coming from variable royalty agreements. Our revenue could also come from hybrid agreements, which have both a fixed-fee and variable component if certain unit caps are exceeded. Upon entering into a new patent license agreement, consideration should be paid for sales made prior to the period in which the agreement was executed, to the extent those past sales were previously unlicensed (i.e., catch-up revenue), in addition to royalties or license fees on licensed products and services sold during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Almost all of our patent license agreements provide for the payment of royalties based on sales of licensed products and services (convenience-based licenses), as opposed to the payment of royalties if the manufacture, sale or use of the licensed product infringes one of our patents (infringement-based licenses).
Our variable and hybrid royalty license agreements typically contain provisions that give us the right to audit our licensees' books and records to ensure compliance with the licensees' reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we seek payment for the amount owed and enter into negotiations with the licensee to resolve the discrepancy.
For a discussion of our revenue recognition policies with respect to patent license agreements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Critical Accounting Policies and Estimates - Revenue Recognition - Patent License Agreements.”
Licensing Through Platforms
We are part of a joint licensing program with Sony relating to digital televisions ("DTVs") and standalone computer display monitors ("CDMs") (such program, the "Madison Arrangement"), and act as exclusive licensing agent. Under the Madison Arrangement, InterDigital and Sony combine portions of their respective DTV and CDM patent portfolios and have created a combined licensing opportunity for DTV and CDM manufacturers. As licensing agent for the Madison Arrangement, we are responsible for making decisions regarding the prosecution and maintenance of the combined patent portfolio and the licensing and enforcement of the combined patent portfolio in the field of use of DTVs and CDMs. Refer to Note 10, "Obligations," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information about the Madison Arrangement.
In 2016, InterDigital joined Avanci, the industry’s first marketplace for the licensing of cellular standards-essential technology for the IoT. The licensing platform brings together many of InterDigital’s peers in standards-essential technology leadership, and makes 2G, 3G, 4G, and 5G standards-essential patents available to IoT players in specific product segments with one flat-rate license. The Avanci licensing programs in specific product segments for the IoT industry will provide access to the entire applicable standards-essential cellular patent portfolios held by all of the platform participants, as well as any additions to their portfolios during the term of the license. Since December 2017, Avanci has primarily focused on the automotive market, and has signed patent license agreements with BMW Group, Audi, Ford, Toyota, BYD, and Volvo Cars, among others, collectively representing over 80% of annual connected car shipments. Through Avanci, InterDigital’s cellular standard essential patents are also made available to certain other product verticals in the IoT area, such as smart meters and vehicle aftermarket products.
Overview of Smartphone, Consumer Electronics, IoT, and Video Services Industries
The primary markets for our wireless and video technologies are the smartphone, consumer electronics, IoT/Automotive, and video services markets. The smartphone market, with an estimated 1.2 billion units shipped worldwide in 2025, is driven by several large, global brands. We now have eight of the ten largest smartphone vendors based on shipments and approximately 85% of the entire global smartphone market under license. The smartphone market once again grew in 2025 after several stagnant years due to the continued global uptake of 5G smartphones as well as the migration from feature phones to smartphones in emerging regions. Continued growth beyond 2025 is anticipated due in part to the introduction of new technologies and form factors.

In addition to smartphones, there is a large universe of other consumer electronic devices and ecosystems, with a mix of mature and emerging, as well as consolidated and fragmented, device segments. After smartphones, televisions represent one of the largest markets with more than 200 million units shipped globally. Other key consumer electronics device categories include tablets and personal computers, set-top-boxes and streaming media players, gaming consoles, wearables and smart home products. As of December 31, 2025, we have approximately 60% of the tablets and personal computers market and 35% of the television market under license and we are pursuing licenses with the remaining market to drive revenue growth in this area.
IoT/Automotive is an important and relatively new market that is expected to result in a significant increase in the number of connected devices worldwide and unlock new business capabilities. Total global cellular IoT device shipments are expected to grow from approximately 550 million in 2025 to approximately 800 million by 2029. Automobiles represent a significant opportunity within the IoT market, with approximately 65 million connected passenger vehicles shipped in 2025, which is expected to grow significantly in the future.
Video Services, a rapidly growing market, encompass a wide range of consumer video entertainment platforms, including SVOD, AVOD, Virtual Multichannel Video Programming Distributor ("vMVPD"), Free Ad-Supported Streaming TV ("FAST"), and social media platforms. Collectively, the Video Services market is expected to grow from approximately $475 billion of annual revenue in 2025 to approximately $675 billion of annual revenue by 2029.
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
Business Activities
2025 Patent Licensing Activity
During 2025, we entered into eight patent license agreements as discussed below.
Direct Licenses
In 2025, we signed new multi-year, worldwide, non-exclusive, royalty-bearing license agreements with two major Chinese smartphone vendors, vivo and Honor. As a result, we now have eight of the ten largest smartphone vendors based on shipments and approximately 85% of the entire global smartphone market under license.
In April 2025, we signed a new multi-year license agreement with HP Inc. The agreement licenses HP personal computers to InterDigital’s Wi-Fi and video decoding technologies.
Additionally, we entered into device licenses covering our technologies with a significant social media company, along with Eaton, Seiko Solutions Inc., Sharp, and Teltronic.

Samsung Arbitration
In 2022, we agreed to renew our patent license agreement with Samsung and enter into binding arbitration to determine the final terms of the license. In 2023, we began recognizing revenue for Samsung at a conservative level consistent with the revenue we recognized from our patent license agreement that expired on December 31, 2022.
On July 28, 2025, a panel of International Chamber of Commerce arbitrators determined the royalties of the patent license agreement covering Samsung’s products, other than digital televisions and computer display monitors which have been licensed under a separate agreement. The arbitration panel set the total royalties at $1.05 billion for the eight-year patent license, which commenced on January 1, 2023 and runs through December 31, 2030. Under this agreement, we now recognize approximately $131 million of recurring revenue per year, a 67% increase from the previous license agreement. In 2025, the agreement contributed $118 million of catch-up revenue due to a true-up of the $78 million per year we had been recognizing based on the level of our prior agreement from January 1, 2023 to June 30, 2025.
Customers Generating Revenue Exceeding 10% of Total 2025 Revenue
A small number of customers historically have accounted for a significant portion of our consolidated revenue. In fiscal 2025, revenue (in descending order) from Samsung, Apple, and vivo each comprised 10% or more of our consolidated revenue. Additional information regarding revenue concentrations is provided in this Annual Report in Note 4, "Segment and Concentration Information" in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
As discussed above in 2025 Patent Licensing Activity, the arbitration panel of International Chamber of Commerce set the total royalties for our Samsung patent license at $1.05 billion for the eight-year patent license, which commenced on January 1, 2023 and runs through December 31, 2030. This agreement covers Samsung’s products other than digital televisions and computer display monitors.
We also recognized revenue from the patent license agreement signed in 2024 with Samsung (the "Samsung TV agreement"). The Samsung TV agreement licenses Samsung’s digital TVs and computer display monitors under InterDigital's joint licensing program with Sony and includes licenses to key technologies including ATSC 3.0, as well as licenses under InterDigital’s patents including HEVC, VVC and Wi-Fi. This agreement expired as of December 31, 2025. We are actively working to renew this agreement on terms consistent with the licensees' respective market positions and utilization of our technology.
In 2022, we renewed a multi-year, royalty-bearing, worldwide, and non-exclusive patent license agreement with Apple (the “Apple PLA”). The agreement sets forth terms covering Apple's business, including its sale of 3G, 4G, and 5G cellular and wireless-enabled products. The term of the Apple PLA extends through September 30, 2029.
In 2025, we signed a new multi-year, worldwide, non-exclusive, royalty-bearing license agreement with vivo, a major Chinese smartphone vendor. The term of the vivo patent license agreement runs through June 30, 2028.
Patent Infringement and Declaratory Judgment Proceedings
From time to time, if we believe a party is required to license our patents in order to manufacture, use and/or sell certain products and such party refuses to do so, we may in certain circumstances, institute legal action against them. Enforcing our intellectual property through legal action is an important alternative to bilateral negotiations with respect to licensees who engage in the pernicious practice of "holdout". In recent years, courts in various jurisdictions have addressed “holdout” behavior, recognizing that fair, reasonable and non-discriminatory ("FRAND") obligations are bilateral and failure of implementers to act in a FRAND manner can result in certain penalties. We welcome this development as it incentivizes potential licensees to negotiate in a timely and reasonable fashion as well as providing a necessary balance to FRAND negotiations. If a party is willing to take a license but we cannot agree with the party on a fair price, we may, in certain circumstances agree with such party to have royalties or other terms set by third party adjudicators (such as arbitrators).

Enforcement of our patent portfolio has typically taken the form of a patent infringement lawsuit or an administrative proceeding, such as a Section 337 proceeding before the U.S. International Trade Commission ("USITC" or the "Commission"). In a patent infringement lawsuit, we would typically seek damages for past infringement, an injunction against future infringement, declaratory judgment and/or other relief. In a USITC proceeding, we would seek an exclusion order to bar infringing goods from entry into the United States, as well as a cease and desist order to bar further sales of infringing goods that have already been imported into the United States. Parties may bring administrative and/or judicial challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products or seek to petition a court to establish a rate and/or terms for a license to our patents. Parties may also allege that our efforts to enter into a license with that party do not comply with any obligations we may have in connection with our participation in standards-setting organizations, and therefore that we are not entitled to the relief that we seek. For example, a party may allege that we have not complied with an obligation to offer (or be prepared to offer) a license to that party for patents that are or may become standards-essential patents ("SEPs") on FRAND terms and conditions, and may also file antitrust claims or regulatory complaints on that or other bases, and may seek damages or other relief based on such claims. In addition, a party might file a declaratory judgment action to seek a court's declaration that our patents are invalid, unenforceable, not infringed by the other party's products or are not SEPs, or that certain of our patents are subject to FRAND obligations. Our response to such a declaratory judgment action may include claims of infringement. When we include claims of infringement in a patent infringement lawsuit, a favorable ruling for the Company can result in the payment of monetary damages for past manufacture, use and/or sale of the patented invention, the setting of terms and conditions for a license, issuance by the court of an injunction enjoining the infringer from manufacturing, using and/or selling infringing products and/or a declaration of FRAND compliance.
Contractual Arbitration Proceedings
We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under applicable agreements. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our patent license agreements typically provide private confidential arbitration as the mechanism for resolving disputes with our licensees. In arbitration, licensees may seek to assert various claims, defenses, or counterclaims, such as claims based on waiver, promissory estoppel, breach of contract, fraudulent inducement to contract, antitrust, and unfair competition. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to arbitration might have the right to have the award reviewed in a court of competent jurisdiction; however, based on public policy favoring the use of arbitration, it is generally difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award confirmed as a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party.
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
Competition
With respect to our technology development activities and resulting commercialization efforts, we face competition from companies, including other wireless and video technology companies, consumer electronics device companies, semiconductor companies, wireless operators, video streaming and cloud service companies, and other technology providers, developing other and similar technologies that are competitive with our technologies that we may market or set forth into the standards-setting arena.
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
Our Nominating and Corporate Governance Committee has primary oversight over environmental, social and other sustainability matters, which it exercises in conjunction with the committees of the Board. In addition, our Chief Financial Officer oversees a committee of senior executives that steers the process of setting strategies, policies and goals related to economic, environmental and social topics. We are committed to sustainable business principles, to thinking long-term, and to making strategic decisions that adhere to our mission and values. We strive to focus and make progress on initiatives that matter most to our business, our employees, communities, and external stakeholders.
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
•investigating and reducing unnecessary energy consumption; and
•continuing to manage our environmental footprint with our office improvements
As a pure research business, we consider our carbon impact through our “handprint” and the ways our innovation and contributions to global standards empower energy efficiencies and sustainable outcomes. Our research not only offers significant advances in the operational performance of various systems, but also reduced environmental impact through efficiency improvements, reduced power consumption, and by altering the way that products are used, serviced, or maintained worldwide.
InterDigital ranks among the industry leaders for highest patent quality for 5G and video codec patents. 5G and video codec technology is designed to efficiently use energy throughout its ecosystem and will play a significant role in promoting and attaining sustainability goals. We published white papers exploring the state of video and media sustainability, highlighting the strategies that leading enterprises are leveraging to meet short- and long-term sustainability objectives. The video industry accounts for over 80% of all internet data, and InterDigital’s sustainable video innovation tackles the energy intensive nature of video streaming and display technologies. Roughly 67% of video-related energy consumption is attributed to TV devices, and InterDigital’s award-winning Pixel Value Reduction (PVR) solution optimizes the brightness of pixels on a device display to reduce energy consumption without compromising the perceived video quality. By applying AI expertise to InterDigital’s Deep PVR, our solution can achieve an up to 15% reduction in a display’s power consumption. The resulting energy savings per device becomes exponentially significant if applied across billions of displays worldwide.
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
Human Capital
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
As of December 31, 2025, our global workforce included approximately 460 employees, with approximately 240 employees based outside the United States; nearly all were full-time. Our employees in France are represented by works councils and are subject to collective bargaining agreements. None of our employees based in the United States or Canada are unionized or subject to collective bargaining agreements. Management believes that its relationships with our employees and works councils are strong and productive.

To attract and retain the specialized talent required to compete in our markets, we focus on the following human capital priorities:
•Health, Safety & Well-Being. We support employee well-being through a flexible work model, holistic benefits, and wellness-oriented policies. We provide a minimum of twelve weeks of paid parental leave globally and offer paid time off for employee volunteerism through our “Charity Day” program.
•Compensation & Benefits. Our compensation programs are designed to be market competitive and to reward individual contributions aligned with our strategy. Total rewards plans generally include base salary, short- and long-term incentives, healthcare benefits, retirement savings plans, well-being programs, and hybrid work arrangements, and both monetary and social recognition across our global locations. We routinely review our programs to support talent attraction and retention.
•Talent and Culture. Our Talent philosophy focuses on cultivating a culture of high performance, career development, and employee engagement, empowering our workforce to reach its full potential. We invest in employee development and engagement through our talent practices, leadership development resources, and performance management processes. In 2025, we refreshed our company values based on employee feedback to align with our evolving culture. We continue to enhance our talent assessment processes, including performance reviews, succession planning for key and senior roles, and employee feedback mechanisms. We believe our culture and competitive total rewards support strong employee retention.
•Inclusive Global Workforce. Our work in advancing wireless, video, and AI technologies requires a highly educated, skilled, and specialized workforce, and we believe an inclusive environment supports collaboration and innovation. We are a company of world-class inventors, representing more than 60 countries, that strive to foster a diverse and stimulating environment where creative, intelligent, and ambitious people can develop and grow.
The foregoing discussion is intended to address human capital matters of interest to shareholders generally. Stakeholders seeking additional detail are encouraged to review the “Human Capital” section of our most recent Corporate Sustainability Report available on our website, which includes our most recent Consolidated EEO-1 reports.
Geographic Concentrations
See Note 4, "Segment and Concentration Information," in the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K for financial information about geographic areas for the last three years.
Corporate Information
The ultimate predecessor company of InterDigital, Inc. was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania and conducted its initial public offering in November 1981. Our headquarters are located in Wilmington, Delaware. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania; New York, New York; Los Altos, California; Montreal, Quebec, Canada; London, United Kingdom; and Rennes, France. We are also a party to leases for several smaller research and/or office spaces, including in Melville, New York; Indianapolis, Indiana; Brussels, Belgium; Espoo, Finland; Paris, France, Ottawa, Canada; and Beijing, China. In addition, we own an administrative office space in Washington, District of Columbia.
Our Internet address is www.interdigital.com, where, in the "Investors" section, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, certain other reports and filings required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all amendments to those reports or filings as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission at www.sec.gov. None of the information contained on our website or any other website referenced herein, including any reports or documents contained therein and referenced in this Annual Report, shall be deemed incorporated by reference into this Annual Report.
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
As part of our business strategy, we regularly seek to expand our revenue opportunities both organically and inorganically. In particular, we have expanded our licensing activities beyond device-based licensing revenue to certain video and cloud-based service providers. The market for licensing video and cloud-based services is not as developed as device-based licensing programs. As a result, video and cloud-based service providers do not have a significant volume of comparable agreements against which to compare our offers and may use this as a reason to delay our negotiations with such providers. Additionally, our pricing models may not reflect the value of our technologies in the eyes of our customers. Because we have not yet entered into our first video services license, the revenue we expect to realize from this program is uncertain and inherently subject to risk. And, because the services licensing market is less developed, holdout behavior may be more likely than in device licensing. Service providers may also opt to use alternative technologies for which we have little or no patent coverage. Accordingly, we may not be able to enter into license agreements with these providers on terms that are favorable to us, or at all. Services revenue is a key component of our future growth, and if we are unable to successfully execute a services licensing program and monetize our video patents in respect of video services as we currently intend, we will not reach our revenue and other financial targets, and our business, financial condition and prospects could be harmed.
Challenges relating to our ability to enter into new license agreements and renew existing license agreements could cause our revenue and cash flow to decline.
We face challenges in entering into new patent license agreements. Most implementers of our technology do not voluntarily seek to enter into license agreements with us before they commence manufacturing and/or selling devices that use our patented inventions. The process of identifying users of our inventions and negotiating license agreements with reluctant prospective licensees requires significant time, effort and expense. Some infringers may act in bad faith, by attempting to hold out on taking a license altogether or behaving opportunistically in license negotiations. Even good faith negotiations are often very long and complex, involving significant company time and resources. Given these challenges, we cannot ensure that we will be able to enter into patent license agreements either at all or on terms acceptable to us. Additionally, given the large number of implementers using our patented inventions, we may not be able to identify all potential licensees. Once identified, it is not feasible for us to seek licenses from all users of our patented technologies, so we have to make strategic decisions with respect to which companies we should approach for license negotiations. In particular, the CE/IoT market is much more fragmented than our traditional smartphone core. Uncertainty related to entry into new license agreements impacts our forecasts and ultimately, revenue, cash flow and business.
We also face challenges in renewing our existing license agreements. Although we endeavor to renew license agreements prior to their expiration, due to various factors, including the technology and business needs and competitive positions of our licensees and, at times, reluctance on the part of our licensees to participate in renewal discussions, we may not be able to renegotiate the license agreements on acceptable terms before the expiration of the license agreement, or at all. Delays in renegotiating and renewing a license agreement prior to its expiration, cause gaps in time during which we may be unable to recognize revenue from that licensee. We may also be forced to renegotiate and renew the license agreement on terms that are more favorable to such licensee. If we fail to renegotiate and renew our license agreements prior to their expiration, at all or on terms that are favorable to us, our forecasts, revenue and cash flow could be materially adversely affected.

Royalties or other terms under our patent license agreements could be subject to determination through arbitration or other third-party adjudications or regulatory or court proceedings, and arbitrators, judges or other third-party adjudicators or regulators could make unfavorable determinations.
Historically, we strive for the terms of our patent license agreements, including royalties, to be reached through arms-length bilateral negotiations with our licensees. We could agree, as we did with Samsung and Lenovo pursuant to binding arbitration agreements, to have royalties and any other disputed terms set by third party adjudicators (such as arbitrators). We have no guarantee that the royalties or other terms set by arbitrators, courts or other third parties will be favorable to us. It is possible that courts or regulators could decide to set or otherwise determine the FRAND consistency of such terms or the manner in which such terms are determined, including by determining a worldwide royalty for our portfolio. Changes to or clarifications of our obligations to be prepared to offer licenses to SEPs on FRAND terms and conditions could require such terms, including our royalties, to be determined through third party adjudications. Finally, we and certain of our current and prospective licensees have initiated, and we and others could in the future initiate, legal proceedings or regulatory proceedings requesting third party adjudicators or regulators to set FRAND terms and conditions for a worldwide license to our SEPs or our entire portfolio, or to determine the FRAND-consistency of current terms and conditions in our patent license agreements. Chinese courts have affirmed their position that in certain SEP licensing disputes, Chinese courts can set worldwide royalties, and in December 2023, one such court issued such a decision setting a worldwide royalty for Nokia’s cellular patents. We have faced similar proceedings with OPPO in China to determine a worldwide royalty for certain of our SEPs as well as royalty-setting proceedings in the UK initiated by Amazon and Tesla. If any court or arbitration tribunal decision sets a worldwide royalty rate that is unfavorable to us, our standard essential patent portfolio could be significantly devalued as it relates to the FRAND royalty an implementer should pay, which could in turn negatively impact pricing with other licensees.
To the extent that our patent royalties for our patent license agreements are determined through arbitration or other third party adjudications or regulatory or court proceedings rather than through bilateral negotiations, because such proceedings are inherently unpredictable and uncertain and there are currently few precedents for such determinations, it is possible that royalties may be lower than our accounting estimates and/or comparable licenses. This could also have a negative impact on royalties we are able to obtain from future licensees, which may have an adverse effect on our revenue and cash flow and render us unable to meet our revenue and other financial targets. Prospective customers may delay, and in some cases have delayed, negotiations on the basis of an adverse decision. In addition, to the extent that other terms and conditions for our patent license agreements are determined through such means, such terms and conditions could be less favorable than our historical terms and conditions, which could have an adverse effect on our licensing business more broadly.
We could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices.
Although we always seek to enter into licenses through bilateral negotiations, sometimes licensees are unwilling and litigation is necessary. This may be even more true with respect to video services licensing than device licensing, because the licensing market is less developed. While some companies seek licenses before they commence manufacturing and/or selling devices or services that use our patented inventions, the vast majority do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. If a third party implementer is unwilling to take a license on reasonable terms or in a reasonable time frame, or at all, we have in the past commenced, and may in the future commence, legal or administrative actions against such third parties to enforce our intellectual property rights. In turn, we have faced, and expect to continue to face, counterclaims and other legal proceedings that challenge the essential nature of our patents, or that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have and may continue to allege that we have not complied with certain commitments to standards-setting organizations and therefore that we are not entitled to the relief that we seek. Parties have also filed, and may in the future file, antitrust claims, unfair competition claims or regulatory complaints on that or other bases, and may seek damages and other relief based on such claims. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as inter partes proceedings in the USPTO or the China National Intellectual Property Administration, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Such parties may also seek to obtain a determination that our patents are not infringed, are not essential or are unenforceable.
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

Potential patent and litigation reform legislation, potential USPTO and international patent rule changes, potential legislation affecting mechanisms for patent enforcement and available remedies, and potential changes to the intellectual property rights (“IPR”) policies of worldwide standards bodies, as well as rulings in legal proceedings, may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our business.
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution or maintenance costs, the scope of future patent coverage we secure, the number of forums in which we can seek to enforce our patents, the remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies. For example, the State Administration for Market Regulation in China regularly reviews its policies related to intellectual property and antitrust laws, and any such review could result in ambiguous standards and/or create a worse position for patent holders like us. Additionally, there is uncertainty surrounding future EU IP policy. In 2023, the European Commission (“EC”) introduced a proposal for SEP regulation that would have increased regulation of and requirements on SEP holders. Following discussion and debate inside of the European Parliament (“EP”) and the EC, the EC withdrew the proposed policy in 2025, but discussions between the EP and EC continue as they relate to the future of SEPs and FRAND policy in the EU. Any change to the legal or regulatory landscape as a result of this review could impact our ability to negotiate license agreements on favorable terms or at all, while also limiting our potential legal remedies and materially impacting our business. Further, legislation designed to reduce the value of SEPs and alter the U.S. patent system, including legislation designed to reduce the jurisdiction and remedial authority of the USITC, has periodically been introduced in Congress.
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
The imposition of tariffs by the United States could materially harm our business. Companies headquartered in China currently comprise a substantial portion of customers that utilize our patented inventions in their devices and services. Our ability to renew license agreements with current licensees in China as well as license new manufacturers is, among other things, affected by the macroeconomic and geopolitical climate, as well as our business relationships and perceived reputation in China. Although the U.S. and Chinese governments are regularly engaged in various trade discussions, the imposition of tariffs by the US government in 2025 increased trade tensions, both with China and globally.
Countermeasures imposed in response to such government actions could materially harm our business prospects, financial condition and cash flow. Currently, the future of existing tariffs, and the possibility for new tariffs or changes in trade policies, remains uncertain. So far, these tariffs and trade policies have not had a significant impact on our ability to develop foundational technologies or to participate and lead open standard development, or our business operations or financial results more generally; however, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and any retaliatory measures imposed could directly or indirectly harm our business. Our ability to renew or conclude new license agreements could also be affected by economic uncertainty, particularly in the handset market, in China or globally.

China is a key market for us, and any of the above-mentioned factors could harm our ability to execute our business plans. The ultimate impact of ongoing trade tensions is uncertain, but if tensions continue or escalate, we could suffer material harm to our business, financial condition and operating results.
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
We invest significant resources in the development of advanced technology and related solutions. However, certain of our inventions that we believe will be employed in current and future products, including 5G, HEVC, VVC and others, are the subject of patent applications where no patent has been issued to us yet by the relevant patent issuing authorities. There is no assurance that these applications will issue as patents, either at all or with claims that would be required by products in the market currently or in the future. Our investments may not be recoverable or may not result in meaningful revenue if a sufficient number of our technologies are not patented and/or adopted by the relevant standards or if products based on the technologies in which we invest are not widely deployed. Competing technologies could reduce the opportunities for the adoption or deployment of technologies we develop. In addition, it is possible that in certain technology areas, such as in the IoT space, the adoption of proprietary systems could compete with or replace standards-based technology. It is also possible in certain technology areas, such as video coding and the IoT, that open source and/or purportedly royalty-free solutions such as AV1, VP-9 and OCF could compete with or replace proprietary standards-based technology. If the technologies in which we invest do not become patented, are not adopted by the relevant standards, or are not adopted by and deployed in the mainstream markets, at all or at the rate or within time periods that we expect, our business, financial condition and operating results could be adversely affected.

Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline.
Some third parties have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents. In some instances, certain of our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. For example, in limited cases, certain of our patents have been held invalid by courts in proceedings initiated by counterparties to our litigation proceedings. We cannot ensure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Moreover, third parties could and do attempt to circumvent certain of our patents through design changes. Any significant adverse findings as to the validity, infringement, enforceability or scope of our patents and/or any successful design-around of our patents could result in the loss of patent licensing revenue from existing licensees, through termination or modification of agreements or otherwise, and could substantially impair our ability to secure new patent licensing arrangements, either at all or on beneficial terms.
Scrutiny by antitrust authorities may affect our strategies for patent prosecution, licensing and enforcement and may increase our costs of doing business and/or lead to monetary fines, penalties or other remedies or sanctions.
Domestic and foreign antitrust authorities regularly review their policies with respect to the use of SEPs, including the enforcement of such patents against competitors and others. Such scrutiny has in the past resulted in enforcement actions against Qualcomm and other licensing companies, and could lead to additional investigations of, or enforcement actions against, us. Additionally, potential licensees may initiate antitrust complaints against us, such as the complaint that Disney recently filed against us. Such inquiries and/or enforcement actions could impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. Such inquiries and/or enforcement actions could also result in monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition.
We are subject to risks resulting from customer concentration.
We earn a significant amount of our revenue from a limited number of licensees or customers, and we expect that a significant portion of our revenue will continue to come from a limited number of licensees or customers for the foreseeable future. For example, in 2025, Samsung, Apple, and vivo each comprised 10% or more of our consolidated revenue. Further, because of the limited number of licensees and potential licensees, any opportunistic behavior during license negotiations by a company or companies using our technology could create large exposure for us. In the event that we are unable to renew one or more of such license agreements at all or on terms that are favorable to us, our future revenue and cash flow could be materially adversely affected. In the event that one or more of our significant licensees or customers fail to meet their payment or reporting obligations (for example, due to a credit issue or in connection with a legal dispute or similar proceeding) under their respective license agreements, our future revenue and cash flow could be materially adversely affected. In addition, in the event that there is a material decrease in shipments of licensed products by one of our per-unit licensees, our revenue from such licensee could significantly decline and our future revenue and cash flow could be adversely affected.
Additionally, there is significant concentration in the wireless communications industry in general, and these trends may continue. For example, in 2025, Samsung, Apple, and Xiaomi collectively accounted for over 50% of worldwide smartphone shipments, and we anticipate a similar level of concentration in worldwide shipments for future years. Any further concentration or sale within the wireless industry among handset providers may reduce the number of licensing opportunities or, in some instances, result in the reduction, loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies that are competitive with our technologies or that are not covered by our patents, we could lose market opportunities, which could negatively impact our revenue and financial condition.
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

Additionally, acquisitions or other strategic transactions may increase our costs, including but not limited to accounting and legal fees, and may not generate financial returns or result in increased adoption or continued use of our technologies or of any technologies we may acquire. The integration of acquired companies or businesses may result in significant challenges, including, among others: successfully monetizing any acquired technology, in particular outside of our core licensing programs; integrating new employees, technology and/or products; consolidating research and development operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. As a result, we may be unable to accomplish the integration smoothly or successfully. In addition, we cannot be certain that the integration of acquired companies, businesses, technology and/or intellectual property with our business will result in the realization of the full benefits that we anticipate will be realized from such acquisitions. For example, in October 2025, we acquired AI startup Deep Render, and we may not realize the benefits of the acquisition to the extent anticipated. Our plans to integrate and/or expand upon research and development programs and technologies obtained through acquisitions may result in products or technologies that are not adopted by the market, or the market may adopt solutions competitive to our technologies.
Our revenue may be affected by the deployment of future-generation wireless standards in place of 3G, 4G and 5G technologies or future-generation video standards, by the timing of such deployment, or by the need to extend or modify certain existing license agreements to cover subsequently issued patents.
We own an evolving portfolio of issued and pending patents related to 3G, 4G and 5G cellular technologies and non-cellular technologies including video coding technologies, and our patent portfolio licensing program for future-generation wireless standards or video coding standards may not be as successful in generating licensing income as our current licensing programs. If there is a delay in the standardization and/or deployment of future standards, our business and revenue could be negatively impacted.
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
Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated. These attempts, which in some cases could be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. Advancements in technology, including artificial intelligence (“AI”) and machine learning, may continue to change the way bad actors seek to gain unauthorized access and disrupt systems, thereby increasing the risks of security breaches. Material security events could also require public disclosure, which could further harm our business or reputation. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. The increasing use of AI tools also exposes us to additional risks of security breach and information loss. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business or personal information (whether through a breach of our own systems or the breach of a system of a third party that provides services to us) could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. In addition, to the extent that any future security breach results in inappropriate disclosure of our employees’, licensees’, or customers’ confidential and /or personal information, we may incur liability or additional costs to remedy any damages caused by such breach.

We face risks from doing business and maintaining offices in international markets.
A significant portion of our licensees, potential licensees and customers are international, and our licensees, potential licensees and customers sell their products to markets throughout the world. Accordingly, a significant portion of our revenue are derived from operations outside of the United States. In recent years, we have expanded, and we may continue to expand, our international operations, opening offices in China, France and Finland. Accordingly, we are subject to the risks and uncertainties of operating internationally. Our international operations could exacerbate the other risk factors we have identified, and we could be affected by a variety of uncontrollable and changing factors, including, but not limited to: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; biased enforcement of foreign laws and regulations to promote industrial or economic policies at our expense; retaliatory practices by foreign actors; currency control regulations; export license requirements and restrictions on the use of technology; social, economic and political instability; costly, time consuming and changing regulatory regimes; natural disasters, acts of terrorism, widespread illness and war; potentially adverse tax consequences; general delays in remittance of and difficulties collecting non-U.S. payments; foreign labor regulations; anti-corruption laws; public health issues; and difficulty in staffing and managing operations remotely. Managing operations and complying with relevant laws and regulations in China may be particularly complex, costly and time-consuming. We also are subject to risks specific to the individual countries in which we and our licensees, potential licensees and customers do business.
In addition, adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•If the effective price of products sold by our licensees were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenue.
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
There is significant focus from investors, customers and employees as well as other stakeholders concerning sustainability and governance matters. Current and prospective investors are utilizing this data to inform their decisions including investment and voting using a multitude of evolving score and rating frameworks. Additionally, public interest and legislative pressure related to public companies' sustainability, governance and related practices continue to grow and evolve. We actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them.
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
Our success depends, in part, on our ability to define and keep pace with changes in industry standards, technological developments and varying customer requirements. Changes in industry standards and needs could adversely affect the development of, and demand for, our technology, rendering our technology currently under development obsolete and unmarketable. The rapid adoption of AI, including its use in video codecs and related technologies, and widespread use of AI tools and could accelerate these changes. The patents and applications comprising our portfolio have fixed terms, and, if we fail to anticipate or respond adequately to these changes through the development or acquisition of new patentable inventions, patents or other technology, we could miss a critical market opportunity, reducing or eliminating our ability to capitalize on our patents, technology solutions or both.

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
We are a U.S. headquartered multinational company subject to complex and changing tax laws in the United States and foreign jurisdictions where we do business. Significant judgment is required in determining our worldwide provision of income taxes. As a U.S. multinational company, we are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities, and we have ongoing tax audits in various jurisdictions. Any of these examinations could result in challenges to various positions we assert in our filings and could impact our tax liability, both for future and past tax years. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provisions and accruals. Due to governmental and regulatory delays, the timing of the resolution of certain of our open audits has been extended, creating additional uncertainty. If the final determination of any of our open audits materially differs from our estimates and accruals, our income tax provision, results of operations and cash flows in the period or periods in which that determination is made could be negatively affected. And, the timing of the resolution of these audits could impact our cash position.
Our tax rate could be adversely affected by several factors beyond our control, including changes in tax laws, regulations, interpretations, tax rates, assessments and any related tax, interest or penalties. If we are deemed to owe additional taxes, it could negatively impact our business, financial condition, and results of operations. For example, most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived intangible income ("FDII"). Beginning in 2026, the effective tax rate for FDII will increase from 13% to 14%. Any reduction or elimination of the FDII deduction would negatively impact our business. In France, where we have substantial operations, we benefit from research tax credits applicable to French technology companies, including the Crédit Impôt Recherche (CIR). While we have historically benefited from the CIR, the French government has recently challenged our eligibility for portions of the CIR that they previously accepted. We believe our estimates are reasonable and consistent with the regulation, but if this challenge is successful and our eligibility for the CIR is reduced, it could adversely impact our results of operations and cash flows. The French government could also eliminate or reduce the CIR entirely, in which case our provision for income taxes, results of operations and cash flows would be adversely affected.
In July 2025 budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation rules which may affect our business. These provisions, their interpretations, and other proposed changes to law could further impact our tax rate and cash flow in future years.

Additionally, any increase in tax rates or new tax legislation, or any new guidance or interpretations of the same, could expose us to additional tax liabilities. For example, the OECD Model Rules under Pillar Two introduced a minimum corporate tax rate of 15% on multinational enterprises with annual consolidated revenue exceeding €750 million in at least two of the prior four years, and beginning in 2026, we are subject to this minimum tax, which has been adopted by various jurisdictions where we do business, including France and the UK. This and any of the other factors described above could have an adverse impact on our provision for income taxes, cash flows, results of operations and business.
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
From time to time, we make strategic decisions about our patent portfolio, whether through a formal portfolio review or opportunistic dispositions. Cost savings expectations of any portfolio review are inherently uncertain and, therefore, we cannot provide assurance that we will achieve any expected, or any actual cost savings from any such action. Our portfolio review activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities. We may divest or abandon assets as part of efforts to optimize spending on our patent portfolio. Any assets that we divest could turn out to be more valuable than we had anticipated and we may not realize the anticipated benefits of any strategic decision about our patent portfolio. Due to cost constraints, we also regularly undertake strategic decisions in respect of where and how we file for patents. These decisions could later prove to be incorrect, which could ultimately harm our licensing potential or enforcement options, which could in turn harm our financial results and business prospects.
Our business is subject to a variety of domestic and international laws, rules and policies and other obligations regarding data protection.
We may be affected by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection. For example, the European General Data Protection Regulation ("GDPR"), the United Kingdom’s GDPR, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020 impose obligations on companies such as ours regarding the collection, use, retention, protection and processing of personal data. Additionally, in 2021, China adopted the Personal Information Protection Law (“PIPL”), which, together China’s existing cyber and data securities regulations, have required and will continue to require significant investment and resources to ensure compliance. Complying with these and other privacy and cybersecurity regulations could cause us to incur substantial costs or require us to change our business practices. If we cannot implement an effective compliance mechanism for cross-border privacy and security matters, we may face increased exposure to regulatory actions, substantial fines and other penalties and damage to our reputation, any of which could have a material adverse effect on our business. Further, these areas are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them cost-prohibitive.
Risks Relating to Our Common Stock and our Convertible Notes
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict. In particular, the timing of revenue recognition may cause our revenue and earnings to fluctuate, and there is significant judgment in the application of our revenue recognition principles. For example, accounting principles sometimes require us to recognize revenue before the actual amount is certain, which could add to uncertainty in our revenue guidance. The variability and unpredictability of our results of operations or other operating metrics could result in our failure to meet our expectations or those of industry or financial analysts. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially.

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
Our dividend policy contemplates the payment of a regular quarterly cash dividend of $0.70 per share on our outstanding common stock. We expect to pay quarterly cash dividends on our common stock at the rate set forth in our current dividend policy. However, the dividend policy and the payment and timing of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including our earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to vary the timing of or suspend or discontinue the payment of dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.
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
Our total indebtedness as of December 31, 2025 was approximately $478 million. This level of debt could have significant consequences on our future operations, including: reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged. Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 2027 Notes.
The convertible note hedge transactions and warrant transactions that we entered into in connection with the offering of the 2027 Notes may affect the value of the such notes, and the market price of our common stock.
In connection with the 2027 Notes issuance, we entered into convertible note hedge transactions with certain financial institutions (the “option counterparties”) and sold warrants to the respective option counterparties. These transactions will be accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon any conversion of the notes. The warrants will have a dilutive effect on our earnings per share to the extent that the market price of our common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants. Given the trading price of our stock in recent months, dilution related to these instruments will be substantial, and the market could react negatively. In addition, the respective option counterparties (and/or their affiliates) may modify their respective hedge positions from time to time (including during any observation period related to a conversion of the notes) by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in open market transactions and/or privately negotiated transactions. The potential effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on investor expectations and market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the market price of our common stock.

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
Anti-takeover provisions could delay and discourage takeover attempts that shareholders may consider to be favorable.
Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws and applicable provisions of Pennsylvania law may make it more difficult or impossible for a third party to acquire control of us or effect a change in our Board of Directors and management. Our amended and restated articles of incorporation and amended and restated bylaws, together with other applicable provisions of Pennsylvania law, could delay, defer or prevent a change of control or changes in our Board of Directors or management. Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares of our common stock. For further discussion of such anti-takeover provisions, see the sections titled “Certain Provisions of Our Articles and Bylaws” and “Anti-Takeover Statutes” in the Description of InterDigital's Securities exhibit incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K
General Risk Factors
We may not be able to attract and retain qualified employees.
Competition for top talent is substantial. In order to be successful, we must attract, develop, and retain employees. Implementing our business strategy requires specialized engineering, business and operational talent, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent have and could in the future attempt to hire our employees or employment candidates. Additionally, our equity compensation programs are a key element in our ability to attract and retain talent. The future value of these awards is uncertain and depends on our stock price performance over time, so their effectiveness, particularly for retentive purposes, is difficult to predict. Further, the increased availability of remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and may be able to offer compensation, benefits or work arrangements perceived as more desirable than what we are able to offer. If we are unable to recruit, retain, and motivate our employees, then we may not be able to innovate, execute on our strategy and grow our business as planned. Further, the cost and loss of efficiency related to turnover, particularly at senior levels, may be significant.
Macroeconomic conditions may harm our business.
A decline in economic conditions, such as a recession, economic downturn or inflationary conditions in the U.S. or elsewhere could adversely affect our business. In particular, inflation has remained high in the U.S. and globally. Trade tensions or restrictions on free trade could exacerbate these effects. A majority of our revenue is derived from patent license agreements that provide for fixed payments that were negotiated before the recent rise in inflation. An inflationary environment can increase our cost of labor, as well as our other operating costs, without a corresponding increase in our revenue, which may have a material adverse impact on our operating results and financial condition.
Item 1B.     UNRESOLVED STAFF COMMENTS.
None.

Item 1C.     CYBERSECURITY.
InterDigital employs a defense-in-depth security model that uses multiple, layered controls to protect our data, our customers’ data, our infrastructure, and our employees. We embed data protection throughout our operations and technology programs and rely on a combination of preventive and detective measures to safeguard our assets and personnel.
InterDigital evaluates cybersecurity risks as part of our overall enterprise risk management. A cybersecurity steering committee of senior executives is responsible for assessing and managing cybersecurity risks. The steering committee meets semi-annually to evaluate any changes to the Company’s exposure to cybersecurity risks, discuss potential mitigation plans and provide updates on mitigation efforts already underway. The Senior Director, Head of Cybersecurity & Networks, with over 20 years of experience and industry-recognized certifications, reports to the VP of Information Services and manages the cybersecurity team that leads the steering committee. This team monitors threat intelligence from internal and external sources and oversees processes for evaluating cybersecurity risks associated with third-party service providers.
The cybersecurity team maintains a comprehensive set of cybersecurity policies and standards. We continually assess and update our cybersecurity strategy through activities such as tabletop exercises to anticipate emerging threats and evolving risks. InterDigital provides quarterly cybersecurity awareness training, conducts an annual Cybersecurity Awareness Month campaign, and performs quarterly phishing simulations to support ongoing employee education and vigilance. We also engage independent third parties to evaluate our cybersecurity program, including annual multi-stage penetration testing of our IT environment.
The Audit Committee of our Board oversees risks associated with cybersecurity threats. Both the Audit Committee and the full Board receive quarterly updates on cybersecurity risks identified through our enterprise risk management processes. Our cybersecurity policies include an incident response framework that defines responsibilities, reporting procedures, and escalation paths to ensure timely and accurate response to security incidents. The framework specifies how and when the Executive Leadership Team, cybersecurity steering committee, and the Audit Committee are informed of potential incidents. The Vice President of Information Services and the Head of Cybersecurity also present summaries of recent incidents quarterly at a regular Audit Committee meeting.
Despite our extensive cybersecurity program, we may not be able to prevent or mitigate all cybersecurity incidents, any of which could have a material adverse effect on us. To date, cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition. We identify nation-state-sponsored threat actors, increasingly sophisticated criminal cyber actors, and ransomware campaigns as top reasonably likely material risks. Theft, unauthorized use, or disclosure of our intellectual property or confidential business or personal information—whether through a breach of our systems or those of a third-party service provider—could harm our competitive position, diminish the value of our investments in research and development and other strategic initiatives, compromise our patent enforcement strategies, damage our reputation, or otherwise adversely affect our business. See Item 1A, “Risk Factors,” for additional information regarding cybersecurity risks.

Item 2.     PROPERTIES.
    Our headquarters are located in Wilmington, Delaware, USA. Our research and development activities are conducted primarily in facilities located in Conshohocken, Pennsylvania, USA; London, United Kingdom; Montreal, Quebec, Canada; New York, New York, USA; Los Altos, California, USA; and Rennes, France.
The following table sets forth information with respect to our principal leased properties:

Location	Approximate Square Feet	Principal Use	Lease Expiration Date
Wilmington, Delaware	7,200	Corporate headquarters	November 2030
Rennes, France	33,000	Office and research space	August 2031
Conshohocken, Pennsylvania	30,300	Office and research space	September 2029
New York, New York	19,400	Office and research space	July 2030
Montreal, Quebec	11,900	Office and research space	June 2026
Los Altos, California	4,900	Office and research space	November 2027
London, United Kingdom	3,700	Office and research space	February 2031
London, United Kingdom	3,100	Office and research space	March 2027
We are also a party to leases for several smaller research and/or office spaces, including in Brussels, Belgium; Espoo, Finland; Indianapolis, Indiana, USA; Melville, New York, USA; Paris, France; Beijing, China; and Ottawa, Canada. In addition, we own an administrative office space in Washington, District of Columbia, USA.
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
Holders
As of February 3, 2026, there were 372 holders of record of our common stock.
Dividends
Cash dividends on outstanding common stock declared in 2025 and 2024 were as follows (in thousands, except per share data):

2025	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.60	$15,577	$15,577
Second quarter	0.60	15,507	31,084
Third quarter	0.70	18,041	49,125
Fourth quarter	0.70	17,980	67,105
	$2.60	$67,105

2024
First quarter	$0.40	$10,155	$10,155
Second quarter	0.40	10,052	20,207
Third quarter	0.45	11,366	31,573
Fourth quarter	0.45	11,557	43,130
	$1.70	$43,130
In September 2025, we announced a second dividend increase during 2025, increasing the quarterly cash dividend by $0.10 per share to $0.70 per share, beginning with the quarterly dividend declared in third quarter 2025 and paid in fourth quarter 2025. Combined with previous increases, we have increased the dividend by 75% since the start of 2024. We currently expect to continue to pay dividends in accordance with our dividend policy; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.

Performance Graph
The following graph compares five-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Telecommunications index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2020 to 12/31/2025.

	12/20	12/21	12/22	12/23	12/24	12/25
InterDigital, Inc.	100.00	120.49	85.24	190.63	345.10	572.81
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Nasdaq Telecommunications	100.00	102.14	74.69	82.63	93.76	107.59
The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of InterDigital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchases of Equity Securities
Repurchase of Common Stock
The following table provides information regarding Company purchases of its common stock during fourth quarter 2025.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2025 - October 31, 2025	41,560	$360.85	41,560	$147,866,283
November 1, 2025 - November 30, 2025	36,000	$357.52	36,000	$134,994,508
December 1, 2025 - December 31, 2025	22,000	$353.62	22,000	$127,214,100
Total	99,560	$358.05	99,560
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
Item 6.     [RESERVED].

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in this Form 10-K. The following section generally discusses our financial condition and results of operations for our fiscal year ended December 31, 2025 compared to our fiscal year ended December 31, 2024. A discussion regarding our financial condition and results of operations for December 31, 2024 compared to our fiscal year ended December 31, 2023 can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2025.
Throughout the following discussion and elsewhere in this Form 10-K, we refer to “catch-up revenue.” For variable and dynamic fixed-fee license agreements, “catch-up revenue” primarily represents revenue associated with reporting periods prior to the execution of the license agreement.

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
InterDigital is one of the largest pure research and development and licensing companies in the world, with one of the most significant patent portfolios of fundamental wireless and video technologies. As of December 31, 2025, InterDigital's wholly owned subsidiaries held a portfolio of more than 38,000 patents and patent applications related to wireless communications, video coding, display technology, and other areas relevant to communications and entertainment products and services. Our portfolio includes numerous patents and patent applications that we believe are or may be essential to existing standards, or may become essential to future standards, established by many Standards Development Organizations ("SDOs"). We have contributed technology to wireless standards including the 3G, 4G, 5G, and the development of 6G cellular standards and the IEEE 802.11 suite of standards. We have contributed technology to video standards including standards established by ISO/IEC Moving Picture Expert Group (MPEG), the ITU-T Video Coding Expert Group (VCEG), the Joint Collaborative Team on Video Coding (JCT-VC) and the Joint Video Expert Team (JVET), among others. We also develop technologies and associated patents enabling high dynamic range (HDR) production, distribution and display solutions.
Our wireless portfolio has largely been built through internal investment in a world-class research team, supplemented by joint development projects with other companies, and select acquisitions of patents and companies. Our video technology portfolio combines patents and applications that InterDigital obtained through the acquisitions of the research and innovation unit and patent licensing business of visual technology industry leader Technicolor SA (the "Technicolor Patent Acquisition") and patents and applications created by internal development. Our patented inventions have been implemented in a wide variety of products, including smartphones, tablets, base stations, televisions, laptops, gaming consoles, set-top boxes, streaming devices, connected automobiles, and other consumer electronics and IoT products. Our patented inventions have also been implemented in a wide variety of services, such as video streaming, user generated content sharing, video conferencing, video gaming, and other cloud-based services. We believe our patented innovations are also used in the training of video based generative AI models as well as in the distribution and storage of the content generated by such models.
Revenue
In 2025 and 2024, our total revenue was $834.0 million and $868.5 million, respectively, which includes $277.4 million and $460.1 million, respectively, of catch-up revenue as more fully discussed below. In 2025, fixed-fee agreements accounted for 93% of our revenue. These fixed-fee revenue are not affected by the related licensees’ success in the market or the general economic climate. The majority of the remaining portion of our revenue was variable in nature due to the per-unit structure of the related license agreements.
Smartphone, CE, IoT/Auto, and Video Services are the Company's licensing programs. The Smartphone revenue grouping consists primarily of smartphones and also includes other wireless communication devices and infrastructure equipment, such as tablets, and base stations. The CE, IoT/Auto revenue grouping consists of consumer electronics and IoT products, such as televisions, laptops, gaming consoles, set-top boxes, streaming devices, and connected automobiles. We do not yet have revenue from Video Services but a Video Services grouping would consist of SVOD, AVOD, global pay-TV, video conferencing, cloud gaming, and other cloud-based services.
New Agreements
During 2025, we entered into eight patent license agreements as discussed below.
Direct Licenses
In 2025, we signed new multi-year, worldwide, non-exclusive, royalty-bearing license agreements with two major Chinese smartphone vendors, vivo and Honor. As a result, we now have eight of the ten largest smartphone vendors based on shipments and approximately 85% of the entire global smartphone market under license.
In April 2025, we signed a new multi-year license agreement with HP Inc. The agreement licenses HP personal computers to InterDigital’s Wi-Fi and video decoding technologies.

Additionally, we entered into device licenses covering our technologies with a significant social media company, along with Eaton, Seiko Solutions Inc., Sharp, and Teltronic.
Samsung Arbitration
In 2022, we agreed to renew our patent license agreement with Samsung and enter into binding arbitration to determine the final terms of the license. In 2023, we began recognizing revenue for Samsung at a conservative level consistent with the revenue we recognized from our patent license agreement that expired on December 31, 2022.
On July 28, 2025, a panel of International Chamber of Commerce arbitrators determined the royalties of the patent license agreement covering Samsung’s products, other than digital televisions and computer display monitors which have been licensed under a separate agreement. The arbitration panel set the total royalties at $1.05 billion for the eight-year patent license, which commenced on January 1, 2023 and runs through December 31, 2030. Under this agreement, we now recognize approximately $131 million of recurring revenue per year, a 67% increase from the previous license agreement. In 2025, the agreement contributed $118 million of catch-up revenue due to a true-up of the $78 million per year we had been recognizing based on the level of our prior agreement from January 1, 2023 to June 30, 2025.
Subsequent Agreements
In January 2026, we signed a new patent license agreement with LG Electronics. The agreement licenses LG’s digital TVs and computer display monitors under InterDigital´s joint licensing program with Sony and includes licenses to technologies including ATSC 3.0, Wi-Fi and video codecs.
In January 2026, we renewed a worldwide, non-exclusive, royalty bearing license with Xiaomi. The renewed license has a term of five years and covers the vendor’s cellular products, including its smartphones and other cellular-enabled devices, under InterDigital’s standard essential cellular, Wi-Fi, and HEVC patents.
Expiration of License Agreements
Five revenue-generating patent license agreements expired during 2025 and have not yet been renewed, including the Samsung TV agreement. These agreements contributed $31.7 million of recurring revenue in 2025.
These five licensees exclude a license with Xiaomi that also expired during 2025 but was renewed in January 2026 as noted above.
Fourteen revenue-generating patent license agreements are scheduled to expire by the end of 2026. These agreements contributed $15.0 million of recurring revenue in 2025.
We are actively working to renew these agreements on terms consistent with each licensee’s market position and use of our technology.
Notes, Hedge, and Warrant Transactions
Refer to Note 10, "Obligations" within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for definitions of capitalized terms used below.
2027 Notes and Related Note Hedge and Warrant Transactions
During 2025, the 2027 Notes had a dilutive impact of 4.1 million shares, which are offset from an economic standpoint by the 2027 Note Hedge Transactions and would result in no incremental shares being issued upon conversion. However, under Generally Accepted Accounting Principles in the United States ("GAAP"), we are required to exclude the impact of the shares received from the 2027 Note Hedge Transactions counterparties from the calculation of weighted-average diluted shares outstanding.
From the period January 1, 2024 through March 31, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. In December 2025, certain holders elected to convert $80.0 million of principal, which will settle in first quarter 2026. The principal of the converted notes will be paid in cash and the remaining amount will be settled in shares. No incremental shares will be outstanding upon conversion due to the offsetting impact of a corresponding partial settlement of the 2027 Note Hedge Transactions.
As of December 31, 2025, 6.0 million warrants remain outstanding related to the 2027 Warrant Transactions at a weighted-average strike price of $105.67 per share, subject to adjustment, which mature on a net-share basis beginning September 2027 through April 2028. Refer to "Financial Position, Liquidity, and Capital Resources — Convertible Notes" for further information regarding how changes in our stock price would affect the number of shares issuable related to the 2027 Warrant Transactions. For example, if the share price was $350, we would issue 4.2 million of common shares related to the 2027 Warrant Transactions.

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
We initiated litigation against Lenovo and OPPO to enforce our intellectual patent rights in 2019 and 2021, respectively. Through these patent infringement actions, we successfully negotiated resolutions that resulted in patent license agreements being reached with OPPO in 2024 and Lenovo, with respect to our HEVC patents only, in 2023. Additionally, in 2024 we entered into an arbitration agreement with Lenovo to determine the terms of a new patent license for our cellular and other technologies. As part of these agreements, we and both third parties agreed to dismiss all pending litigations between us, and accordingly all litigations with Lenovo and OPPO have been dismissed as of fourth quarter 2024. Currently, our open enforcement actions include proceedings with Transsion, Disney, and Amazon, and the arbitration proceedings with Lenovo. The Company anticipates that the arbitration hearing will occur before year end.
These matters are more fully discussed in Note 12, “Litigation and Legal Proceedings,” to the Notes to Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K.
In 2025, our intellectual property enforcement costs decreased to $48.9 million, from $56.2 million in 2024. These costs represented 52% of our total licensing costs of $93.6 million in 2025. Intellectual property enforcement costs will vary depending upon activity levels, and it is likely they will continue to be a significant expense for us in the future.
Cash and Short-Term Investments
As of December 31, 2025, we had $1.3 billion of cash, restricted cash, and short-term investments and approximately $1.5 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the Lenovo arbitration.
93% of our 2025 revenue comes from fixed-fee agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue on a quarterly basis for each of the last two years, including the resulting operating cash flow (in thousands):

	2025
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	Total
Fixed fee cash receipts (a)	$22,579	$162,140	$492,020	$145,839	$822,578
Other cash receipts (b)	24,251	9,193	8,390	13,229	55,063
Change in deferred revenue	38,750	32,456	(119,991)	82,309	33,524
Change in receivables	115,966	84,439	(228,066)	(90,825)	(118,486)
Other	8,961	12,368	12,329	7,678	41,336
Total Revenue	$210,507	$300,596	$164,682	$158,230	$834,015
Net cash (used in) provided by operating activities	$(19,989)	$105,118	$395,930	$63,391	$544,450

	2024
Cash vs. Non-cash revenue:	Q1	Q2	Q3	Q4	Total
Fixed fee cash receipts (a)	$190,985	$33,705	$160,300	$240,945	$625,935
Other cash receipts (b)	10,773	14,583	9,919	12,700	47,975
Change in deferred revenue	27,542	26,866	(50,495)	20,422	24,335
Change in receivables	28,337	78,011	(11,220)	(24,118)	71,010
Other	5,905	70,328	20,175	2,853	99,261
Total Revenue	$263,542	$223,493	$128,679	$252,802	$868,516
Net cash provided by (used in) operating activities	$50,773	$(48,910)	$77,631	$192,034	$271,528
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenue.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenue.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long term deferred revenue as of December 31, 2025 (in thousands):

Deferred Revenue
2026	$193,722
2027	132,265
2028	1,141
2029	1,206
2030	1,270
Thereafter	—
Total	$329,604
Return of Capital
In June 2014, our Board of Directors authorized a $300 million share repurchase program (the “Share Repurchase Program”). Subsequently our Board of Directors authorized additional increases to the program, most recently in December 2023, bringing the total authorization of the Share Repurchase Program to nearly $1.4 billion. Since 2014, we have repurchased $1.2 billion of shares at an average price of $62.50, adjusted for dividends. This amount includes the $199.9 million, excluding fees, expenses and excise tax, repurchased as part of the modified “Dutch auction” tender offer in 2023. As of December 31, 2025, there was $127.2 million remaining under the Share Repurchase Program authorization.
Since January 2014, we have paid $504.6 million in dividends, bringing our total return of capital over this period to more than $1.7 billion. In September 2025, we announced a second dividend increase during 2025, increasing the quarterly cash dividend by $0.10 per share to $0.70 per share. Combined with previous increases, we have increased the dividend by 75% since the start of 2024.

The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the Share Repurchase Program, cash dividends on outstanding common stock declared, and the total capital returned to our shareholders (in thousands):

	Share Repurchase Program		Cash Dividends Declared		Total Capital Returned to Shareholders
	# of Shares	Value	Per Share	Value
2025	385	$102,319	$2.60	$67,105	$169,424
2024	644	66,726	1.70	43,130	109,856
2023	4,411	339,704	1.50	39,296	379,000
2022	1,224	74,445	1.40	41,949	116,394
2021	458	30,000	1.40	43,041	73,041
2020	6	349	1.40	43,111	43,460
2019	2,962	196,269	1.40	43,718	239,987
2018	1,478	110,505	1.40	47,922	158,427
2017	107	7,693	1.30	45,122	52,815
2016	1,304	64,685	1.00	34,359	99,044
2015	1,836	96,410	0.80	28,726	125,136
2014	3,554	152,625	0.70	27,153	179,778
Total	18,369	$1,241,730	$16.60	$504,632	$1,746,362
Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by market volatility, inflation, supply chain issues, high interest rates, tariffs and other potential trade-related sanctions, and the potential for a recession. These market factors, as well as the impacts of the Ukraine-Russia, Middle East and other global conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing our 2025 financial results against the financial results of other periods, the following items should be taken into consideration:
Revenue
•Our 2025 revenue includes $277.4 million of catch-up revenue primarily related to the Samsung arbitration decision and from the vivo, HP, and Honor patent license agreements entered into in 2025.
Operating Expenses
•In 2025, we incurred $7.4 million nonrecurring costs, which includes severance costs from executive and non-executive departures, litigation fee reimbursement, and costs associated with the acquisition of Deep Render.
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
In accordance with GAAP, we use a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606, Revenue From Contracts with Customers. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our consolidated balance sheets. Contract assets are classified as long-term assets within other non-current assets if the payments are expected to be received more than one year from the reporting date.
For certain patent license agreements or other contractual arrangements, the amount of consideration that we will receive is uncertain. In such cases, we estimate and recognize licensing revenue only when we have a contract, as defined in the revenue recognition guidance. Such estimates are only recognized to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenue in order to mitigate this risk, which may result in recognizing revenue less than amounts we expect we are most likely to receive. These aforementioned estimates may require significant judgment.
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

Dynamic fixed-fee license agreements contain a performance obligation that represents ongoing access to a portfolio of technology over the license term, since our promise to transfer to the licensee access to the portfolio as it exists at inception of the license, along with promises to provide any technology updates to the portfolio during the term, are not separately identifiable. We use a time-based input method of progress to determine the timing of revenue recognition, and as such we recognize the future deliverables on a straight-line basis over the term of the agreement. We utilize the straight-line method as we believe that it best depicts efforts expended to develop and transfer updates to the customer evenly throughout the term of the agreement.
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
Variable Agreements
Upon entering a new variable patent license agreement, the licensee typically agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We utilize the sales- or usage- based royalty exception for these agreements and recognize revenue during the contract term when the underlying sale or usage occurs. Our licensees under variable agreements typically provide us with quarterly royalty reports that summarize their sales of covered products and their related royalty obligations to us. We receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, we are required to estimate revenue and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, considering all relevant information (historical, current and forecasted) that is reasonably available to us. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make assumptions and judgments related to forecasted trends and growth rates used to estimate our licensees’ sales, which could have an impact on the amount of revenue we report on a quarterly basis. As a result of recognizing revenue in the period in which the licensees’ sales occur using estimates, adjustments to revenue are required in subsequent periods to reflect changes in estimates as new information becomes available, including market information, royalty reports provided by our licensees, audit results, among others.
Hybrid Agreements
We enter into hybrid patent license agreements that include (i) a fixed-fee minimum guarantee and (ii) additional per-unit royalties for units sold in excess of the units covered by the minimum guarantee. Under these agreements, the fixed-fee component represents a minimum amount the licensee is required to pay and provides a license to our technologies up to a specified number of units sold, with incremental per-unit royalties due for units sold in excess of the unit cap. When a licensee's sales exceed the unit cap, we recognize revenue for the additional per-unit royalties in the periods in which we estimate the licensee has exceeded the minimum and adjust revenue based on actual usage once reported by the licensee. The fixed-fee, or minimum guarantee, portion of a hybrid agreement is recognized on the same basis as our other fixed-fee agreements, as described above. As a result of recognizing revenue in the period in which the licensees’ sales occur using estimates, adjustments to revenue are required in subsequent periods to reflect changes in estimates as new information becomes available, including market information, royalty reports provided by our licensees, audit results, among others.
Agreements with Multiple Performance Obligations
During 2025, we signed new fixed-fee agreements that had multiple performance obligations. We allocated the transaction price to each performance obligation for accounting purposes using our best estimate of the term and value. The process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalties, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the relative fair value assigned to each performance obligation for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five percent change in the aggregate amount allocated to catch-up revenue under these agreements would have had on 2025 revenue is summarized in the following table (in thousands):

	Change in amount allocated
Allocation to catch-up revenue	+5%	-5%
Change in revenue	$11,689	$(11,689)

Revenue from Non-financial Sources
During 2025, 2024, and 2023, less than 1%, 2% and 3%, respectively, of our total revenue was based on the estimated fair value of non-financial consideration received, principally patents. The process for determining the value of revenue from non-financial sources requires estimating the fair value of patents received. We estimated the fair value of the patents in the above transactions using one of, or a combination of, an analysis of comparable market transactions (the market approach), a discounted cash flow analysis (the income approach) and/or by quantifying the amount of money required to replace the future service capability of the assets (the cost approach). For the market approach, judgment was applied as to which market transactions were most comparable to the transaction. For the income approach, the inputs and assumptions used to develop these estimates were based on a market participant perspective and included estimates of projected royalties, discount rates, economic lives and income tax rates, among others. For the cost approach, we utilized the historical cost of assets of similar technologies to determine the estimated replacement cost, including research, development, testing and patent application fees. The development of a number of these inputs and assumptions requires a significant amount of management judgment and is based upon a number of factors, including identification of comparable market transactions, assumed royalties, projected sales volumes, economic lives of the patents and other relevant factors. Changes in any of a number of these assumptions could have had a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.
The impact that a five-percent change in the estimated aggregate value of the patents acquired would have had on 2025 revenue, patent amortization and pre-tax income is summarized in the following table (in thousands):

	Change in estimate
Estimated value of patents acquired in connection with PLAs	+5%	-5%
Revenue	$130	$(130)
Less: Patent amortization	664	(664)
Pre-tax income	$(534)	$534
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
The aggregate amount of performance compensation expense we record in a period, under both short-term and long-term incentive compensation programs, requires the input of subjective assumptions and is a function of our estimated progress toward performance goals at both the beginning and the end of the period. Our estimated progress toward goals under performance equity grants is based on meeting a minimum confidence level of achievement in accordance with accounting rules for share-based compensation. Due to the uncertain nature of patent license agreements, performance awards with milestone goals are typically not expensed until the goal has been achieved. Achievement rates can vary by performance cycle and from period to period, resulting in variability in our compensation expense.
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

In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls related to share-based compensation was windfalls of $7.4 million, $4.9 million, and $3.1 million for the years ended 2025, 2024, and 2023, respectively.
The below table summarizes our supplemental compensation expense for 2025, 2024 and 2023, in thousands:

	Year Ended December 31,
	2025	2024	2023
Short-term incentive compensation	$30,231	$27,589	$19,780
Time-based awards (a)	27,188	25,499	26,426
Performance-based awards (a)	16,249	20,756	10,035
Total supplemental compensation expense	$73,668	$73,844	$56,241
(a) For 2025, 2024 and 2023, approximately 1%, 1%, and 3%, respectively, of the aggregate expense associated with time-based and performance-based awards related to cash awards.
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
Between 2014 and 2025, we paid approximately $205.2 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss. If the matter had been resolved as of December 31, 2025, we would have recognized a loss up to $22.5 million based on exchange rates and prior competent authority resolutions.
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4th, 2025. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing and amount of certain tax deductions including FDII, depreciation expense, R&D expenditures and interest expense. The tax law changes did not have an impact on the tax provision in 2025.
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

In France, where we have substantial operations, we benefit from research tax credits applicable to French technology companies, including the Crédit Impôt Recherche ("CIR"). While we have historically benefited from the CIR, the French government has recently challenged our eligibility for portions of the CIR that they previously accepted. The Company received notification from the French Tax Authorities that the CIR credit on patent costs has been rejected for tax years 2019 and 2020. The Company has filed petitions in the Lower Court of Paris to litigate this matter. Between 2019 and 2025, the Company has recorded benefits totaling approximately $29 million for CIR credit on patent related costs.
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
Cash, cash equivalents, restricted cash, and short-term investments
As of December 31, 2025 and 2024, we had the following amounts of cash, cash equivalents, restricted cash, and short-term investments (in thousands):

	December 31, 2025	December 31, 2024	Increase / (Decrease)
Cash and cash equivalents	$738,960	$527,360	$211,600
Restricted cash included within prepaid and other current assets	15,308	24,187	(8,879)
Short-term investments	504,200	430,848	73,352
Total cash, cash equivalents, restricted cash, and short-term investments	$1,258,468	$982,395	$276,073
The net increase in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash provided by operating activities of $544.5 million partially offset by cash used in financing activities of $201.4 million and cash used in investing activities of $79.7 million, excluding sales and purchases of short-term investments. Refer to the sections below for further discussion of these items.
Cash flows from operations
We generated the following cash flows from our operating activities in 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Cash flows provided by operating activities	$544,450	$271,528	$272,922

Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $272.9 million change in net cash provided by operating activities was driven by higher cash receipts resulting from timing of cash receipts on existing agreements and new agreements, and was partially offset by higher foreign withholding tax payments on those cash receipts. Additionally, cash operating expenses were lower primarily due to lower revenue share and litigation costs. The table below sets forth the significant items comprising our cash flows provided by operating activities during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Total Cash Receipts	$877,641	$673,910	$203,731
Cash Outflows:
Cash operating expenses (a)	(252,302)	(313,125)	60,823
Income taxes paid (b)	(109,131)	(67,541)	(41,590)
Total cash outflows	(361,433)	(380,666)	19,233
Other working capital adjustments	28,242	(21,716)	49,958
Cash flows provided by operating activities	$544,450	$271,528	$272,922
(a) Cash operating expenses include operating expenses less depreciation, amortization, and share-based compensation. Amount includes revenue share costs of $10.1 million and $81.3 million in 2025 and 2024, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash provided by or used in investing and financing activities
Net cash used in investing activities in 2025 was $140.3 million, a $249.7 million change from $109.5 million net cash provided by investing activities in 2024. During 2025, we purchased $60.6 million of short-term marketable securities, net of sales, and capitalized $70.5 million of patent costs and property and equipment purchases. During 2024, we sold $156.7 million of short-term marketable securities, net of purchases, and capitalized $58.7 million of patent costs and property and equipment purchases. Additionally, we received $15.8 million of net cash receipts from the sales of our long-term strategic investments.
Net cash used in financing activities for 2025 was $201.4 million, a $70.9 million decrease from $272.4 million in 2024. The decrease was driven primarily by a $126.2 million payment made in 2024 upon the maturity of the 2024 Notes. The decrease was partially offset by increased cash outflows in 2025, including a $35.6 million increase in share repurchases, a $25.0 million increase in taxes withheld on restricted stock unit vestings due to a higher share price at vesting, and a $18.9 million increase in dividends paid following the incremental increases in the declared dividend from $0.40 to $0.70.
Other
Our combined short-term and long-term deferred revenue balance at December 31, 2025 was $329.6 million, a decrease of $30.5 million from December 31, 2024. Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the December 31, 2025 deferred revenue balance by $193.7 million over the next twelve months.
Convertible Notes
Refer to Note 10, "Obligations" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for definitions of the capitalized terms used in this section.
From January 1, 2024 through March 31, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
Our 2027 Notes are included in the diluted earnings per share ("diluted EPS") calculation using the if-converted method in accordance with GAAP. Under the if-converted method, we assume that conversion of convertible securities occurs at the beginning of the reporting period. The 2027 Notes are convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and any value in excess of the principal amount ("the conversion spread") may be settled in cash, shares of the Company’s common stock, or a combination thereof. As the principal amount is required to be paid in cash and only the conversion spread may result in shares being issued, we only include the net number of incremental shares that would be issued upon conversion. We calculate the number of shares of our common stock issuable under the terms of the 2027 Notes based on the average market price of our common stock during the applicable reporting period and include that number in the weighted‑average diluted shares outstanding for the period.

At the time we issued the 2027 Notes, we entered into the 2027 Call Spread Transactions that together were designed to have the economic effect of reducing potential dilution upon conversion of the 2027 Notes by, in effect, increasing the conversion price of the 2027 Notes on an economic basis. However, under GAAP, since the impact of the 2027 Note Hedge Transactions is anti-dilutive, we exclude from the calculation of diluted EPS the shares of our common stock that we would receive from the counterparties upon settlement of the 2027 Note Hedge Transactions.
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (initial conversion price of approximately $77.49 per share), or above the strike price of the warrants (weighted average strike price of $105.67 per share), the impact of conversion of the 2027 Notes or exercise of the warrants, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. In those periods, we calculate the incremental shares associated with the 2027 Notes (under the if‑converted method) or the warrants based on the average market price of our common stock during the period and include those incremental shares in weighted‑average diluted shares outstanding.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the diluted EPS calculation. As described in Note 10, "Obligations" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, the 2027 Notes are convertible into cash up to the aggregate principal amount of 2027 Notes to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how changes in our stock price would affect the shares issuable under the 2027 Notes and related warrant transactions, the incremental shares included in diluted EPS under the if‑converted method (“Total Incremental Shares”), the shares deliverable to us under the 2027 Note Hedge Transactions, and the resulting net incremental shares, based on $460.0 million aggregate principal amount outstanding and approximately 6.0 million related warrants as of December 31, 2025 (in thousands):

2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
	A	B	C=A+B	D	E=C-D
$105	1,594	—	1,594	(1,594)	—
$125	2,295	924	3,219	(2,295)	924
$150	2,908	1,766	4,674	(2,908)	1,766
$175	3,346	2,367	5,713	(3,346)	2,367
$200	3,675	2,818	6,493	(3,675)	2,818
$225	3,931	3,169	7,100	(3,931)	3,169
$250	4,135	3,450	7,585	(4,135)	3,450
$275	4,302	3,679	7,981	(4,302)	3,679
$300	4,442	3,871	8,313	(4,442)	3,871
$325	4,560	4,032	8,592	(4,560)	4,032
$350	4,661	4,171	8,832	(4,661)	4,171
$375	4,748	4,291	9,039	(4,748)	4,291
$400	4,825	4,397	9,222	(4,825)	4,397
$425	4,893	4,490	9,383	(4,893)	4,490
$450	4,953	4,572	9,525	(4,953)	4,572
$475	5,007	4,646	9,653	(5,007)	4,646
$500	5,055	4,712	9,767	(5,055)	4,712
(a) Represents net incremental shares issuable upon concurrent conversion of the 2027 Notes, exercise of the 2027 Warrants, and settlement of the 2027 Note Hedge Transactions.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	Thereafter
2027 Notes(a)	$459,986	$80,003	$379,983	$—	$—
Contractual interest payments on the 2027 Notes(a)	18,878	13,300	5,578	—	—
Purchase obligations (b)	17,763	17,738	25	—	—
Operating lease obligations	20,128	5,043	8,585	5,870	630
Defined benefit plan obligations (c)	4,898	353	462	983	3,100
Total contractual obligations	$521,653	$116,437	$394,633	$6,853	$3,730

(a)From the period January 1, 2024 through March 31, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. We will pay cash up to the aggregate principal amount of the 2027 Notes to be converted, if any, and will pay cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock for any conversion obligation in excess of the aggregate principal amount being converted at our election. In December 2025, holders elected to convert $80.0 million of principal, which will settle in first quarter 2026. The principal of the converted notes will be paid in cash and the remaining amount will be settled in shares. The remaining $380.0 million will be repaid upon maturity in 2027, unless earlier converted. Refer to Note 10, “Obligations,” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our 2027 Notes.
(b)Purchase obligations consist of agreements to purchase goods and services that are legally binding on us, as well as accounts payable. Our consolidated balance sheet as of December 31, 2025 includes a $13.5 million non-current liability for uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
(c)Refer to Note 11, "Commitments," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details of our defined benefit plan obligations. Estimated future benefit payments included above are through 2030.
As discussed above we believe our available sources of funds, including cash, cash equivalents, short-term investments, and cash generated from our operations, will be sufficient to finance these contractual obligations discussed above in both the short-term over the next twelve months, and the long-term beyond twelve months.
As of December 31, 2025, we have a debt obligation of $17.9 million related to the Technicolor Patent Acquisition and due to the uncertainty regarding the timing and amount of future payments, the amounts are excluded from the contractual obligations table above. Additionally, we are subject to a revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. There is no liability associated with the revenue-share agreement at December 31, 2025, as it is deemed not probable. Refer to Note 10, "Obligations," within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

RESULTS OF OPERATIONS
2025 Compared with 2024
Revenue
The following table compares 2025 revenue to 2024 revenue (in thousands):

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
Smartphone	$678,855	$597,540	$81,315	14%
CE, IoT/Auto	154,631	268,680	(114,049)	(42)%
Other	529	2,296	(1,767)	(77)%
Total Revenue	$834,015	$868,516	$(34,501)	(4)%

Catch-up revenue (a), included above	$277,409	$460,069	$(182,660)	(40)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
Total revenue of $834.0 million decreased $34.5 million from 2024 primarily due to larger catch-up revenue in 2024 resulting primarily from the Samsung TV and OPPO agreements, as well as the Lenovo UK ruling and arbitration agreement, partially offset by catch-up revenue on the Samsung arbitration decision and the vivo agreement in 2025. This decrease was also offset by revenue from fifteen new patent license agreements signed in the last twenty-one months.
In 2025 and 2024, 61% and 79% of our total revenue was attributable to companies that individually accounted for 10% or more of our total revenue, respectively. In 2025 and 2024, the following licensees or customers accounted for 10% or more of our total revenue:

	Year Ended December 31,
	2025	2024
Customer A	31%	30%
Customer B	16%	15%
Customer C	14%	—%
Customer D	<10%	20%
Customer E	<10%	14%

Operating Expenses
The following table summarizes the change in operating expenses by category (in thousands):

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
Research and portfolio development	$211,432	$196,903	$14,529	7%
Licensing	93,642	169,239	(75,597)	(45)%
General and administrative	68,088	62,862	5,226	8%
Total operating expenses	$373,162	$429,004	$(55,842)	(13)%
Operating expenses decreased 13% to $373.2 million in 2025 from $429.0 million in 2024. The $55.8 million decrease in total operating expenses was primarily due to the following items (in thousands):

Increase/(Decrease)
Revenue share costs	$(71,178)
Intellectual property enforcement	(12,524)
Depreciation and amortization	7,618
Severance costs	6,072
Net litigation fee reimbursement	5,223
Other	8,947
Total decrease in operating expenses	$(55,842)
The $55.8 million decrease in operating expenses was driven by a $71.2 million reduction in revenue share costs, mainly related to the Samsung TV and TPV agreements signed in 2024, and a $12.5 million reduction in intellectual property enforcement costs, primarily due to resolutions of the OPPO, Lenovo UK, and Samsung matters. This decrease in intellectual property enforcement costs was partially offset by one-time net litigation fee reimbursements resulting in contra-expense of $4.4 million in 2024 compared to a $0.9 million charge in 2025. These decreased intellectual property and enforcement costs were also partially offset by increases related to the announced Disney and Amazon proceedings, which are expected to continue into 2026 and increase as these, and other matters, progress.
These decreases were offset by a $7.6 million increase in depreciation and amortization due to our increased patent portfolio and investments in internal infrastructure and a $6.1 million increase in severance costs from executive and non-executive departures.
Research and portfolio development expense:  Research and portfolio development expense increased by $14.5 million compared to 2024 primarily resulting from the above-noted increase in depreciation and amortization and severance costs.
Licensing expense:  Licensing expense decreased by $75.6 million compared to 2024 primarily resulting from the above-noted decreased revenue share and intellectual property enforcement costs, partially offset by the above-noted litigation fee reimbursements and severance costs.
General and administrative expense: General and administrative expense increased by $5.2 million compared to 2024 primarily due to the above noted increases in severance costs.
Non-Operating Income (Expense), Net
The following table compares 2025 non-operating income to 2024 non-operating expense (in thousands):

	Year Ended December 31,
	2025	2024	Change
Interest expense	$(39,962)	$(45,421)	$5,459	12%
Interest and investment income	40,025	40,395	(370)	(1)%
Other	8,516	(5,070)	13,586	268%
Total non-operating income (expense), net	$8,579	$(10,096)	$18,675	185%

Interest expense decreased $5.5 million due to lower expense related to significant financing components on our patent license agreements and a reduction due to the maturity of the 2024 Notes.
The change in Other was primarily due to a foreign currency translation net gain arising primarily from euro translation of our foreign subsidiaries of $4.7 million in 2025, compared to a $7.9 million foreign currency translation net loss in 2024.
Income Taxes
In 2025, based on the statutory federal tax rate net of discrete federal and state taxes, our effective tax rate is 13.4%, as compared to an effective tax of 16.5% in 2024. The decrease in the effective rate was primarily attributable the impact of a higher percentage of foreign derived intangible income deduction and increase in share-based compensation deductions.

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
•changes in our interpretations of, and assumptions and calculations with respect to the impact on us of, the One Big Beautiful Bill Act, the 2017 Tax Cuts and Jobs Act and other U.S. and non-U.S. tax laws and other tax matters;
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
Interest Rate Risk — We invest our cash in a number of diversified high quality investment-grade fixed and floating rate securities with a fair value of $1,258.5 million as of December 31, 2025. Our exposure to interest rate risks is not significant due to the short average maturity, quality and diversification of our holdings. We do not hold any derivative, derivative commodity instruments, or other similar financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is generally limited to our investment portfolio. We believe that a hypothetical 10% change in period-end interest rates would not have a significant impact on our results of operations or cash flows.
The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates as of December 31, 2025. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(in thousands)

	2026	2027	2028	2029	2030	Thereafter	Total
Money market and demand accounts	$745,024	—	—	—	—	—	$745,024
Short-term investments	$371,936	$116,894	$24,614	—	—	—	$513,444
Average interest rate	3.7%	3.7%	3.9%	—%	—%	—%	3.7%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
Bank Liquidity Risk — As of December 31, 2025, we had approximately $745.0 million in money market and operating accounts that are held with domestic and international financial institutions. The majority of these balances are held with domestic financial institutions. While we monitor daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors. We have not incurred any losses and have had full access to our operating accounts to date.
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
Between 2014 and 2025, we paid approximately $205.2 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss. If the matter had been resolved as of December 31, 2025, we would have recognized a loss up to $22.5 million based on exchange rates and prior competent authority resolutions.

Investment Risk — We are exposed to market risk as it relates to changes in the market value of our short-term and long-term investments in addition to the liquidity and creditworthiness of the underlying issuers of our investments. We hold a diversified investment portfolio, which includes, fixed and floating-rate, investment-grade marketable securities, mortgage and asset-backed securities and U.S. government and other securities. The instruments included in our portfolio meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer and type of instrument. Given that the guidelines of our investment policy prohibit us from investing in anything but highly rated instruments, our investments are not subject to significant fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable securities, consisting of government obligations, corporate bonds and commercial paper, are primarily classified as available-for-sale with a fair value of $513.4 million as of December 31, 2025.
Equity Risk — We are exposed to changes in the market-traded price of our common stock as it influences the calculation of earnings per share. In connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions with option counterparties. We also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders' equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the 2027 Notes. The warrants will have a dilutive effect for any incremental shares issued upon settlement and on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or convertible 2027 Notes.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of InterDigital, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of InterDigital, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Determination of Standalone Selling Prices of Identified Performance Obligations in Dynamic Fixed-Fee License Agreements Entered Into During The Year
As described in Notes 2 and 3 to the consolidated financial statements, dynamic fixed-fee license agreements include fixed, non-refundable royalty payments that fulfill the licensee’s obligations to the Company under a patent license agreement for a specified time period or for the term of the agreement. Total revenue and catch-up revenue were $834 million and $277 million, respectively, for the year ended December 31, 2025, of which a significant portion relates to dynamic fixed-fee agreements entered into during the year. As disclosed by management, the process for determining the value of the standalone selling prices of identified performance obligations in dynamic fixed-fee license agreements requires the exercise of significant judgment when evaluating the valuation methods and assumptions, including the assumed royalties, projected sales volumes, discount rate, identification of comparable market transactions which are not directly observable and other relevant factors.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 5, 2026
We have served as the Company’s auditor since 2002.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$738,960	$527,360
Short-term investments	504,200	430,848
Accounts receivable	69,816	188,302
Prepaid and other current assets	74,994	84,312
Total current assets	1,387,970	1,230,822
Property and equipment, net	23,713	18,544
Patents, net	318,756	308,630
Deferred tax assets	141,326	128,133
Other non-current assets, net	192,525	149,400
Total assets	$2,064,290	$1,835,529
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$458,376	$456,329
Accounts payable	10,048	12,206
Accrued compensation and related expenses	50,050	42,575
Deferred revenue	193,722	178,009
Dividend payable	17,980	11,557
Other accrued expenses	22,326	25,134
Total current liabilities	752,502	725,810
Long-term debt	16,292	15,443
Long-term deferred revenue	135,882	182,119
Other long-term liabilities	58,494	54,942
Total liabilities	963,170	978,314
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 70,965 and 70,577 shares issued and 25,685 and 25,682 shares outstanding	709	705
Additional paid-in capital	816,903	808,540
Retained earnings	2,113,240	1,775,823
Accumulated other comprehensive income (loss)	299	(458)
Treasury stock, 45,280 and 44,895 shares of common stock held at cost	(1,830,031)	(1,727,395)
Total shareholders' equity	1,101,120	857,215
Total liabilities and shareholders' equity	$2,064,290	$1,835,529

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$834,015	$868,516	$549,588
Operating expenses:
Research and portfolio development	211,432	196,903	195,285
Licensing	93,642	169,239	79,397
General and administrative	68,088	62,862	53,291
Total operating expenses	373,162	429,004	327,973

Income from operations	460,853	439,512	221,615

Interest expense	(39,962)	(45,421)	(44,817)
Other income, net	48,541	35,325	57,812
Income before income taxes	469,432	429,416	234,610
Income tax provision	(62,788)	(70,802)	(23,557)
Net income	406,644	358,614	211,053
Net loss attributable to noncontrolling interest	—	—	(3,016)
Net income attributable to InterDigital, Inc.	$406,644	$358,614	$214,069

Net income per common share:
Basic	$15.77	$14.16	$7.97
Diluted	$11.80	$12.07	$7.62
Weighted average number of common shares outstanding:
Basic	25,794	25,325	26,860
Diluted	34,474	29,711	28,102

Cash dividends declared per common share	$2.60	$1.70	$1.50

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$406,644	$358,614	$211,053
Unrealized gain on investments, net of tax	757	189	269
Comprehensive income	407,401	358,803	211,322
Comprehensive loss attributable to noncontrolling interest	—	—	(3,016)
Total comprehensive income attributable to InterDigital, Inc.	$407,401	$358,803	$214,338

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	71,923	$719	$717,102	$1,492,046	$(916)	42,255	$(1,484,056)	$5,618	$730,513
Net income attributable to InterDigital, Inc.	—	—	—	214,069	—	—	—	—	214,069
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(3,016)	(3,016)
Deconsolidation of Convida	—	—	—	—	—	—	—	(4,352)	(4,352)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,750	1,750
Net change in unrealized gain on short-term investments	—	—	—	—	269	—	—	—	269
Dividends declared ($1.50 per share)	—	—	1,395	(40,691)	—	—	—	—	(39,296)
Exercise of common stock options	72	—	1,252	—	—	—	—	—	1,252
Issuance of common stock, net	251	2	(12,509)	—	—	—	—	—	(12,507)
Share-based compensation	—	—	35,741	—	—	—	—	—	35,741
Repurchase of common stock	(2,739)	(27)	—	(203,354)	—	1,672	(139,493)	—	(342,874)
Balance, December 31, 2023	69,507	$694	$742,981	$1,462,070	$(647)	43,927	$(1,623,549)	$—	$581,549
Net income attributable to InterDigital, Inc.	—	—	—	358,614	—	—	—	—	358,614
Net change in unrealized gain on short-term investments	—	—	—	—	189	—	—	—	189
Dividends declared ($1.70 per share)	—	—	1,740	(44,861)	—	—	—	—	(43,121)
Exercise of common stock options	3	—	32	—	—	—	—	—	32
Issuance of common stock, net	256	3	(19,273)	—	—	—	—	—	(19,270)
Share-based compensation	—	—	45,966	—	—	—	—	—	45,966
Repurchase of common stock	—	—	—	—	—	644	(66,726)	—	(66,726)
Settlement of the 2024 Notes	324	3	(3)	—	—	—	—	—	—
Settlement of the 2024 Hedges	—	—	37,120	—	—	324	(37,120)	—	—
Settlement of the 2024 Warrants	487	5	(23)	—	—	—	—	—	(18)
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$—	$857,215
Net income attributable to InterDigital, Inc.	—	—	—	406,644	—	—	—	—	406,644
Net change in unrealized gain on short-term investments	—	—	—	—	757	—	—	—	757
Dividends declared ($2.60 per share)	—	—	2,122	(69,227)	—	—	—	—	(67,105)
Exercise of common stock options	101	1	7,329	—	—	—	—	—	7,330
Issuance of common stock, net	287	3	(44,284)	—	—	—	—	—	(44,281)
Share-based compensation	—	—	43,156	—	—	—	—	—	43,156
Settlement of the 2027 Hedge	—	—	40	—	—	—	(40)	—	—
Repurchase of common stock	—	—	—	—	—	385	(102,596)	—	(102,596)
Balance, December 31, 2025	70,965	$709	$816,903	$2,113,240	$299	45,280	$(1,830,031)	$—	$1,101,120

The accompanying notes are an integral part of these statements

INTERDIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$406,644	$358,614	$211,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,531	69,913	77,792
Change in deferred revenue	(33,524)	(24,335)	(49,176)
Deferred income taxes	(13,394)	783	(34,665)
Share-based compensation	43,156	45,966	35,741
Other	(3,877)	(10,044)	(25,816)
Decrease (Increase) in assets:
Receivables	118,486	(71,010)	(64,110)
Deferred charges and other assets	(55,548)	(35,261)	866
Increase (Decrease) in liabilities:
Accounts payable	3,950	2,283	(2,513)
Customer deposit	—	(76,100)	76,100
Accrued compensation and other expenses	1,026	10,719	(11,539)
Net cash provided by operating activities	544,450	271,528	213,733
Cash flows from investing activities:
Purchases of short-term investments	(480,086)	(542,464)	(836,370)
Proceeds from maturities and sales of short-term investments	419,486	699,124	797,703
Purchases of property and equipment	(15,888)	(5,849)	(4,268)
Capitalized patent costs	(54,627)	(52,888)	(40,358)
Acquisitions	(8,750)	(4,250)	—
Long-term investments	(415)	15,778	(1,877)
Net cash (used in) provided by investing activities	(140,280)	109,451	(85,170)
Cash flows from financing activities:
Payments on long-term debt	(1,497)	(141,442)	—
Payment for warrant unwind and settlement	—	(18)	—
Payments of debt issuance costs	—	—	(100)
Repurchase of common stock	(102,319)	(66,726)	(339,704)
Taxes paid on the repurchase of common stock	—	(3,170)	—
Net proceeds from exercise of stock options	7,330	32	1,252
Non-controlling interest contribution	—	—	1,750
Taxes withheld upon restricted stock unit vestings	(44,281)	(19,270)	(12,507)
Dividends paid	(60,682)	(41,799)	(39,454)
Net cash used in financing activities	(201,449)	(272,393)	(388,763)
Net increase (decrease) in cash, cash equivalents and restricted cash	202,721	108,586	(260,200)
Cash, cash equivalents and restricted cash, beginning of period	551,547	442,961	703,161
Cash, cash equivalents and restricted cash, end of period	$754,268	$551,547	$442,961
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
December 31, 2025

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
Principles of Consolidation
The accompanying consolidated financial statements include all of our accounts and all entities in which we have a controlling interest and/or are required to be consolidated in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. If different assumptions were made or different conditions had existed, our financial results could have been materially different.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the year ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Information:	2025	2024	2023
Interest paid	$16,100	$17,361	$18,623
Income taxes paid:
Federal	15,389	35,050	45,500
State	357	704	1,541
Korea	63,332	10,918	4,645
China	27,829	19,044	5,700
Other Foreign Jurisdictions	2,224	1,825	1,816
Non-cash investing and financing activities:
Non-cash acquisition of patents	21,219	7,000	—
Dividend payable	17,980	11,557	10,226
Accrued capitalized patent costs and property and equipment	6,108	(2,077)	670
Right-of-use assets obtained in exchange of operating lease liabilities	1,387	2,066	93
Accrued taxes on the repurchase of common stock	277	—	3,170
Settlement of the 2027 and 2024 Hedge Transactions	40	37,120	—
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
As of December 31, 2025 and 2024, the majority of our marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than three years, and we have both the ability and intent to hold the investments until maturity.
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

Intangible Assets
Patents
We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis over 10 years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents is 9.9 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.
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
The carrying value of goodwill was $24.1 million and $22.4 million as of December 31, 2025 and December 31, 2024, which was included within "Other non-current assets, net" in the consolidated balance sheets. No impairments were recorded during 2025, 2024 or 2023 as a result of our annual goodwill impairment assessment.
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

Internal-Use Software Costs
We capitalize costs associated with software developed for internal use that are incurred during the software development stage. Such costs are limited to expenses incurred after management authorizes and commits to a computer software project, believes that it is more likely than not that the project will be completed, the software will be used to perform the intended function with an estimated service life of two years or more, and the completion of conceptual formulation, design and testing of possible software project alternatives (the preliminary design stage). Costs incurred after final acceptance testing has been successfully completed are expensed. Capitalized computer software costs are amortized over the estimated service life.
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
In accordance with GAAP, we use a five-step model to achieve the core underlying principle that an entity should recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s). Additionally, we have elected to utilize certain practical expedients in the application of ASC 606, Revenue From Contracts with Customers. In evaluating the presence of a significant financing component in our agreements, we utilize the practical expedient to exclude any contracts wherein the gap between payment by our customers and the delivery of our performance obligation is less than one year. We have also elected to utilize the practical expedient related to costs of obtaining a contract where an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Timing of revenue recognition may differ significantly from the timing of invoicing to customers. Contract assets represent unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Contract assets due within less than twelve months of the balance sheet date are included within accounts receivable in our consolidated balance sheets. Contract assets are classified as long-term assets within other non-current assets if the payments are expected to be received more than one year from the reporting date.
For certain patent license agreements or other contractual arrangements, the amount of consideration that we will receive is uncertain. In such cases, we estimate and recognize licensing revenue only when we have a contract, as defined in the revenue recognition guidance. Such estimates are only recognized to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenue in order to mitigate this risk, which may result in recognizing revenue less than amounts we expect we are most likely to receive. These aforementioned estimates may require significant judgment.
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
Dynamic fixed-fee license agreements contain a performance obligation that represents ongoing access to a portfolio of technology over the license term, since our promise to transfer to the licensee access to the portfolio as it exists at inception of the license, along with promises to provide any technology updates to the portfolio during the term, are not separately identifiable. We use a time-based input method of progress to determine the timing of revenue recognition, and as such we recognize the future deliverables on a straight-line basis over the term of the agreement. We utilize the straight-line method as we believe that it best depicts efforts expended to develop and transfer updates to the customer evenly throughout the term of the agreement.
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
Variable Agreements
Upon entering a new variable patent license agreement, the licensee typically agrees to pay royalties or license fees on licensed products sold during the term of the agreement. We utilize the sales- or usage- based royalty exception for these agreements and recognize revenue during the contract term when the underlying sale or usage occurs. Our licensees under variable agreements typically provide us with quarterly royalty reports that summarize their sales of covered products and their related royalty obligations to us. We receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, we are required to estimate revenue and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, considering all relevant information (historical, current and forecasted) that is reasonably available to us. Estimating licensees’ quarterly royalties prior to receiving the royalty reports requires us to make assumptions and judgments related to forecasted trends and growth rates used to estimate our licensees’ sales, which could have an impact on the amount of revenue we report on a quarterly basis. As a result of recognizing revenue in the period in which the licensees’ sales occur using estimates, adjustments to revenue are required in subsequent periods to reflect changes in estimates as new information becomes available, including market information, royalty reports provided by our licensees, audit results, among others.
Hybrid Agreements
We enter into hybrid patent license agreements that include (i) a fixed-fee minimum guarantee and (ii) additional per-unit royalties for units sold in excess of the units covered by the minimum guarantee. Under these agreements, the fixed-fee component represents a minimum amount the licensee is required to pay and provides a license to our technologies up to a specified number of units sold, with incremental per-unit royalties due for units sold in excess of the unit cap. When a licensee's sales exceed the unit cap, we recognize revenue for the additional per-unit royalties in the periods in which we estimate the licensee has exceeded the minimum and adjust revenue based on actual usage once reported by the licensee. The fixed-fee, or minimum guarantee, portion of a hybrid agreement is recognized on the same basis as our other fixed-fee agreements, as described above. As a result of recognizing revenue in the period in which the licensees’ sales occur using estimates, adjustments to revenue are required in subsequent periods to reflect changes in estimates as new information becomes available, including market information, royalty reports provided by our licensees, audit results, among others.

Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. Our accounts receivable consists mainly of trade receivables derived from fixed-fee license arrangements with contractual payment terms. The remaining material amounts of our accounts receivable are from variable patent license agreements, which primarily are paid on a quarterly basis. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no provision for doubtful accounts as of December 31, 2025 or 2024.
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
The carrying value of our investments in other entities is included within "Other non-current assets, net" on our consolidated balance sheets. The carrying value of our investments in other entities as of December 31, 2025 and 2024 was $11.7 million and $19.9 million and, respectively, the majority of which are accounted for under the measurement alternative for equity investments described above.
Collaborative Arrangements
We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC 808, Collaborative Arrangements (“ASC 808”). Accordingly, the elements of our collaboration agreements that represent activities in which both parties are active participants, and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. Generally, the classification of a transaction under a collaborative arrangement is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. For transactions that are deemed to be a collaborative arrangement under ASC 808, costs incurred and revenue generated on sales to third parties will be reported in our consolidated statement of operations on a gross basis if the Company is deemed to be the principal in the transaction, or on a net basis if the Company is instead deemed to be the agent in the transaction, consistent with the guidance in ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations.
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
Incremental direct costs incurred related to a debt financing transaction may be capitalized. In connection with our offering of the 2027 Notes and 2024 Notes, defined and discussed in detail within Note 10, "Obligations", we incurred directly related costs. The debt issuance costs of the debt were capitalized as deferred financing costs and recorded as a direct reduction of the debt. These costs are being amortized over the term of the debt using the effective interest method and are included within the "Interest expense" line of our consolidated statements of income. No new debt issuance costs were incurred in 2025, 2024, or 2023. Deferred financing expense was $2.1 million, $2.2 million and $2.3 million in 2025, 2024, and 2023, respectively. The balance of unamortized deferred financing costs as of December 31, 2025 and 2024 was $3.2 million and $5.3 million, respectively.
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
In the event of canceled awards, we adjust compensation expense recognized to date as they occur. Tax windfalls and shortfalls related to the tax effects of employee share-based compensation are included in our tax provision. On the consolidated statements of cash flows, tax windfalls and shortfalls related to employee share-based compensation awards are included within operating activities and cash paid to tax authorities for shares withheld are included within financing activities. The inclusion of windfalls and shortfalls in the tax provision could increase our earnings volatility between periods. Tax windfalls related to share-based compensation were of $7.4 million, $4.9 million, and $3.1 million for the years ended 2025, 2024, and 2023, respectively.

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
In August 2022, the Inflation Reduction Act was enacted in the United States, which included, among other items, a 1% excise tax on certain net repurchases of our common stock after December 31, 2022. This excise tax on our share repurchases is recorded as a component of stockholders’ equity, as treasury stock, or retained earnings if retired.
New Accounting Guidance
Accounting Standards Update: Interim Reporting (Topic 270): Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact of adoption on our consolidated financial statements.
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
Accounting Standards Update: Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption allowed. We retrospectively adopted this guidance as of January 1, 2025, and included the necessary disclosures in this Form 10-K.
3.    REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the year ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Smartphone	$678,855	$597,540	$467,283
CE, IoT/Auto	154,631	268,680	80,895
Other	529	2,296	1,410
Total Revenue	$834,015	$868,516	$549,588

Catch-up revenue (a), included above	$277,409	$460,069	$141,196
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
During the year ended December 31, 2025, we recognized $178.0 million of revenue that had been included in deferred revenue as of the beginning of the period. As of December 31, 2025 and 2024, we had contract assets of $19.7 million and $162.8 million included within "Accounts receivable, net" in the consolidated balance sheet, respectively. As of December 31, 2025, we also had $21.0 million contract assets included within "Other non-current assets, net" in the consolidated balance sheet.
Contracted Revenue
Based on Dynamic Fixed-Fee Agreements as of December 31, 2025, we expect to recognize the following amounts of revenue over the term of such contracts (in thousands):

Revenue (a)
2026	$452,314
2027	440,577
2028	348,455
2029	294,819
2030	158,580
Thereafter	73,758
$1,768,503
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$834,015	$868,516	$549,588
Less:
Departmental expenses (a)	193,465	175,636	162,318
Depreciation and amortization	77,531	69,913	77,792
Litigation	48,870	56,171	48,790
Share-based compensation	43,156	45,966	35,741
Revenue share costs	10,140	81,318	3,332
Other non-operating expense (income), net (b)	(8,579)	10,096	(12,995)
Income tax provision	62,788	70,802	23,557
Net income	$406,644	$358,614	$211,053
(a) Includes personnel-costs, consulting costs, outside services, administrative costs, and other operating expenses.
(b) Includes interest income, interest expense, and other non-operating income and expenses
Customer and Geographic Concentration
During 2025, 2024, and 2023, the majority of our revenue was derived from a limited number of licensees based outside of the United States, primarily in Asia. Substantially all of this revenue was paid in U.S. dollars and were not subject to any substantial foreign exchange transaction risk. The table below lists the countries of the headquarters of our licensees and customers and the total revenue derived from each country or region for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$239,417	$198,723	$186,251
China	309,335	379,606	258,737
South Korea	262,500	265,953	82,235
Taiwan	12,320	9,620	9,368
Japan	7,095	7,223	10,678
Europe	3,348	7,391	2,319
Total revenue	$834,015	$868,516	$549,588

During 2025, 2024, and 2023, the following licensees or customers accounted for 10% or more of total revenue:

	Year Ended December 31,
	2025	2024	2023
Customer A	31%	30%	14%
Customer B	16%	15%	24%
Customer C	14%	—%	—%
Customer D	<10%	20%	27%
Customer E	<10%	14%	—%
Customer F	<10%	<10%	11%
As of December 31, 2025, and 2024, our property and equipment, net of accumulated depreciation, and patents, net of accumulated amortization, totaled $342.5 million and $327.2 million, respectively. Approximately 85% of these assets were located in the United States in each year presented. The remaining of these net assets were located primarily in Canada and Europe, where we held $50.7 million and $36.6 million as of December 31, 2025, and 2024, respectively.
5.    CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Money market and demand accounts	$745,024	$535,745
Commercial paper	—	4,062
Corporate bonds, asset backed and other securities	9,244	11,740
Total cash, cash equivalents, and restricted cash	$754,268	$551,547
The following table provides a reconciliation of total cash, cash equivalents and restricted cash as of December 31, 2025 and 2024 within the consolidated balance sheets (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$738,960	$527,360
Restricted cash included within prepaid and other current assets	15,308	24,187
Total cash, cash equivalents, and restricted cash	$754,268	$551,547
Marketable Securities
As of December 31, 2025 and 2024, the majority of our marketable securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported net-of-tax as a separate component of shareholders’ equity. Substantially all of our investments are investment-grade government and corporate debt securities that have maturities of less than three years, and we have both the ability and intent to hold the investments until maturity. We recorded no other-than-temporary impairments during 2025, 2024, or 2023. The gross realized gains and losses on sales of marketable securities were not significant during the years ended December 31, 2025, 2024, and 2023.

    Marketable securities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$121,307	$56	$(2)	$121,361
U.S. government securities	239,974	583	(1)	240,556
Corporate bonds, asset backed and other securities	151,217	313	(3)	151,527
Total available-for-sale securities	$512,498	$952	$(6)	$513,444
Reported in:
Cash and cash equivalents				$9,244
Short-term investments				504,200
Total marketable securities				$513,444

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Commercial paper	$78,822	$50	$(2)	$78,870
U.S. government securities	230,693	128	(260)	230,561
Corporate bonds, asset backed and other securities	137,146	111	(38)	137,219
Total available-for-sale securities	$446,661	$289	$(300)	$446,650
Reported in:
Cash and cash equivalents				$15,802
Short-term investments				430,848
Total marketable securities				$446,650
As of December 31, 2025 and 2024, $371.9 million and $323.8 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within one to three years.
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
Our accounts receivable are derived principally from patent license and technology solutions agreements. As of December 31, 2025 and 2024, three licensees comprised 55% and 84% of our accounts receivable balance, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are included within short-term investments on our consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of December 31, 2025 and 2024 (in thousands):

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$745,024	$—	$—	$745,024
Commercial paper	—	121,361	—	121,361
U.S. government securities	—	240,556	—	240,556
Corporate bonds, asset backed and other securities (c)	—	151,527	—	151,527
	$745,024	$513,444	$—	$1,258,468

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$535,745	$—	$—	$535,745
Commercial paper (b)	—	78,870	—	78,870
U.S. government securities	—	230,561	—	230,561
Corporate bonds and asset backed securities (c)	—	137,219	—	137,219
	$535,745	$446,650	$—	$982,395
_______________
(a)Included within cash and cash equivalents.
(b)As of December 31, 2024 $4.1 million of commercial paper was included within cash and cash equivalents, respectively.
(c)As of December 31, 2025 and 2024, $9.2 million and $11.7 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents, respectively.

Fair Value of Debt
Senior Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's senior convertible debt reported in the consolidated balance sheets as of December 31, 2025 and 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the senior convertible debt is a Level 2 fair value measurement.

	December 31, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Notes	$459,986	$456,786	$1,905,819	$460,000	$454,739	$1,166,155
Technicolor Patent Acquisition Long-term Debt
As more fully disclosed in Note 10, "Obligations," we recognized long-term debt in conjunction with the Technicolor Patent Acquisition. The carrying value and related estimated fair value of the Technicolor Patent Acquisition long-term debt reported in the consolidated balance sheet as of December 31, 2025 and 2024 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$17,882	$18,178	$17,033	$17,102
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
    We recognized a net loss of $1.0 million during year ended December 31, 2025 and net gains of $2.0 million and $10.4 million during years ended 2024 and 2023, respectively resulting from observable price changes of our long-term strategic investments, which were included within “Other income, net” in the consolidated statement of income. Certain of our investments in other entities may be seeking additional financing in the next twelve months or potential exit strategies. We will continue to review and monitor our investments in other entities for any indications of an increase in fair value or impairment.
Convida Wireless is a variable interest entity. We determined that we were the primary beneficiary for accounting purposes and consolidated Convida Wireless through September 30, 2023. As of October 1, 2023, we determined that we no longer met the accounting criteria for consolidation, and accordingly, we deconsolidated Convida Wireless during fourth quarter 2023. Upon deconsolidation, we recorded our investment in Convida at fair value utilizing the income approach. Our investment in Convida Wireless is accounted for as an equity method investment in accordance with ASC 323 "Investments – Equity Method and Joint Ventures" and included within "Other non-current assets, net" in the consolidated balance sheet. During fourth quarter 2025, this entity was fully dissolved.
Patents
During 2025 and 2024, we entered into patent license agreements in which a portion of the future consideration was in the form of patents. We estimated fair value of the patents subject to the agreements to be $3.0 million and $10.0 million in 2025 and 2024, respectively, for determining the transaction price for revenue recognition purposes utilizing a combination of the market and cost approaches. The value will be amortized as a non-cash expense over the patents' estimated useful lives.
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

7.    PROPERTY AND EQUIPMENT
As of December 31, 2025 and 2024, property and equipment, net is comprised of the following (in thousands):

	December 31,
	2025	2024
Computer equipment and software	$25,732	$23,294
Leasehold improvements	14,844	15,207
Building and improvements	3,452	3,517
Engineering and test equipment	1,284	1,166
Furniture and fixtures	673	570
Property and equipment, gross	45,985	43,754
Less: accumulated depreciation	(22,272)	(25,210)
Property and equipment, net	$23,713	$18,544
Depreciation expense was $6.1 million, $3.4 million, and $4.1 million in 2025, 2024 and 2023, respectively.
8.    PATENTS AND GOODWILL
Patents
As of December 31, 2025 and 2024, patents consisted of the following (in thousands, except for useful life data):

	December 31,
	2025	2024
Weighted average estimated useful life (years)	9.9	9.9
Gross patents	$1,183,333	$1,102,412
Accumulated amortization	(864,576)	(793,782)
Patents, net	$318,757	$308,630
Amortization expense related to capitalized patent costs was $70.7 million, $66.1 million, and $73.1 million in 2025, 2024, and 2023, respectively. These amounts are recorded within the "Research and portfolio development" expense line of our consolidated statements of income.
The estimated aggregate amortization expense for the next five years related to our patents balance as of December 31, 2025 is as follows (in thousands):

2026	$66,469
2027	61,612
2028	41,999
2029	37,674
2030	31,263
Goodwill
The following table shows the change in the carrying amount of our goodwill balance from December 31, 2023 to December 31, 2025, all of which is allocated to our one reportable segment (in thousands):

Goodwill balance as of December 31, 2023	$22,421
Activity	—
Goodwill balance as of December 31, 2024	$22,421
Activity	1,652
Goodwill balance as of December 31, 2025	$24,073

In October 2025, we acquired Deep Render, an AI startup with a team of world-class AI experts focusing on video codecs for cash considerations. We believe the acquisition adds significant depth to our existing AI expertise and strengthens the company’s leadership in video compression. The transaction also adds Deep Render’s patent portfolio in AI-based video coding to our market-leading video portfolio. As part of the deal, a team of AI experts joined our Video Lab. Founded in London in 2018, Deep Render has pioneered the use of AI in video and image compression to change the way that video is processed and ultimately distributed to connected devices and services.
As part of the transaction, the vast majority of the acquired value was assigned to patents, with the remaining resulting in the recognition of goodwill. The goodwill is included in the “Other non-current assets, net" in the consolidated balance sheet.
9.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the consolidated balance sheet as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Tax receivables	$39,638	$16,691
Restricted cash	15,308	24,187
Prepaid assets	13,335	38,952
Other current assets	6,713	4,482
Total Prepaid and other current assets	$74,994	$84,312
The amounts included in "Other non-current assets, net" in the consolidated balance sheet as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Tax receivables	$98,846	$88,619
Goodwill	24,073	22,421
Contract asset	21,000	—
Right-of-use assets	13,797	15,218
Long-term investments	11,718	19,851
Other non-current assets	23,091	3,291
Total Other non-current assets, net	$192,525	$149,400
The amounts included in "Other accrued expenses" in the consolidated balance sheet as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Accrued legal fees	$14,008	$9,571
Other accrued expenses	8,318	15,563
Total Other accrued expenses	$22,326	$25,134

The amounts included in "Other long-term liabilities" in the consolidated balance sheet as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred compensation liabilities	$25,454	$19,969
Operating lease liabilities	13,540	15,772
Other long-term liabilities	19,500	19,201
Total Other long-term liabilities	$58,494	$54,942
10.    OBLIGATIONS
Long-term debt obligations, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
3.50% Senior Convertible Notes due 2027	$459,986	$460,000
Less: Deferred financing costs	(3,200)	(5,261)
Net carrying amount of the Convertible Notes	456,786	454,739
Less: Current portion of long-term debt	(456,786)	(454,739)
Long-term net carrying amount of the Convertible Notes	$—	$—
There were no finance leases as of December 31, 2025 or December 31, 2024.
Maturities of principal of the long-term debt obligations of the Company as of December 31, 2025, excluding the long-term debt resulting from the Technicolor Patent Acquisition, are as follows (in thousands):

2026	$80,003
2027	379,983
2028	—
2029	—
2030 and thereafter	—
$459,986
The 3.50% Senior Convertible Notes due 2027 (the "2027 Notes") are convertible during the period January 1, 2024 through March 31, 2026 and therefore are classified as "Current portion of long-term debt" as of December 31, 2025 and 2024 in our consolidated balance sheet. In December 2025, certain holders elected to convert $80.0 million of principal, which will settle in first quarter 2026. The principal of the converted notes will be paid in cash and the remaining amount will be settled in shares. No incremental shares will be outstanding upon conversion due to the offsetting impact of a corresponding partial settlement of the 2027 Note Hedge Transactions.
There is no acceleration of the maturity of the 2027 Warrant Transactions as a result of holders electing conversion of the 2027 Notes. As of December 31, 2025, all 6.0 million of the warrants under the 2027 Warrant Transactions are outstanding with a weighted average strike price of $105.67 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
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
Also on May 24 and May 25, 2022, we also entered into privately negotiated warrant transactions (collectively, the “2027 Warrant Transactions” and, together with the 2027 Note Hedge Transactions, the “2027 Call Spread Transactions”), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 6.0 million shares of common stock at a weighted average strike price of $106.22 per share, subject to adjustment. As consideration for the 2027 Warrant Transactions, we received aggregate proceeds of $43.7 million. The net cost of the 2027 Call Spread Transactions was $36.8 million, which was funded out of the net proceeds from the offering of the 2027 Notes.

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
2024 Senior Convertible Notes, and Related Note Hedge and Warrant Transactions
On June 3, 2019 we issued $400.0 million in aggregate principal amount of 2.00% Senior Convertible Notes due 2024 (the "2024 Notes"). The net proceeds from the issuance of the 2024 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $391.6 million. The 2024 Notes bore interest at a rate of 2.00% per year, payable in cash on June 1 and December 1 of each year, commenced on December 1, 2019, and matured on June 1, 2024.
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
Convertible Notes Interest Expense
The following table presents the amount of interest cost recognized for the years ended December 31, 2025, 2024 and 2023 related to the contractual interest coupon and the amortization of financing costs (in thousands):

	Year Ended December 31,
	2025	2024			2023
	2027 Notes	2027 Notes	2024 Notes	Total	2027 Notes	2024 Notes	Total
Contractual coupon interest	$15,866	$16,100	$1,058	$17,158	$16,100	$2,523	$18,623
Amortization of financing costs	2,061	1,909	252	2,161	1,768	580	2,348
Total	$17,927	$18,009	$1,310	$19,319	$17,868	$3,103	$20,971
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
We were deemed to be the principal in this collaborative arrangement under ASC 808, and, as such, in accordance with ASC 606-10-55-36, Revenue From Contracts with Customers - Principal Agent Considerations, we record revenue generated on sales to third parties and costs incurred on a gross basis in the consolidated statements of income. Therefore, we recognize all royalties from customers as revenue and payments to Sony for its royalty share as operating expenses within the consolidated statements of income. Cost reimbursements for expenses incurred resulting from fulfilling the duties of the licensing agent are recorded as contra expenses. During the years ended December 31, 2025, 2024, and 2023, gross revenue recorded related to the Madison Arrangement were $41.7 million, $209.5 million, and $12.3 million, respectively. Net operating expenses related to the Madison Arrangement during the years ended December 31, 2025, 2024, and 2023 were $15.7 million, $84.1 million and $6.2 million, including $10.1 million, $81.3 million, and $3.3 million related to revenue sharing, respectively, and are reflected primarily within "Licensing" expenses in the consolidated statement of income.
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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit met the criteria in ASC 470-10-25, Sales of Future Revenue or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of December 31, 2025 is disclosed within Note 6, "Concentration of Credit Risk and Fair Value of Financial Assets and Financial Liabilities". Our repayment obligations are contingent upon future royalty revenue generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt shall be amortized under the interest method. At each reporting period, we review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest expense” in the consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date, and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the years ended December 31, 2025 and 2024, we recognized a $2.3 million and $3.5 million interest expense within “Interest expense” in the consolidated statements of income. During the year ended December 31, 2023, we recognized a $1.6 million net reduction of interest expense due to a change in estimate resulting from updated estimated cash outflows owed under the arrangement which is included within “Interest expense” in the consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly.
Restricted cash
Under the Madison Arrangement, the parties reserve cash in bank accounts to fund our activities to manage the portfolios. These accounts are custodial accounts for which the funds are restricted for this purpose. As of December 31, 2025 and 2024, the Company had $15.3 million and $24.2 million, respectively, of restricted cash included within the consolidated balance sheet attributable to the Madison Arrangement. Refer to Note 5, "Cash, Cash Equivalents, Restricted Cash and Marketable Securities", for a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets.

Technicolor Contingent Consideration
As part of the Technicolor Acquisitions, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability, which is accounted for under ASC 450 - Contingencies under the asset acquisition framework when the liability is deemed probable and estimable. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts from the Madison Arrangement only, subject to certain conditions and hurdles. As of December 31, 2025 and 2024, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the consolidated financial statements.
11.    COMMITMENTS
Minimum future payments for accounts payable and other purchase commitments, excluding commenced long-term operating leases for office space, as of December 31, 2025 were as follows (in thousands):

2026	$17,738
2027	25
2028	—
2029	—
2030	—
Thereafter	—
Refer to Note 10, "Obligations," for details of the Company's long-term debt obligations and the revenue-sharing arrangement with Technicolor resulting from the Technicolor Acquisitions. Refer to Note 17, "Leases," for maturities of the Company's operating lease liabilities as of December 31, 2025.
Defined Benefit Plans
In connection with the Technicolor Acquisitions, we assumed certain defined benefit plans which are accounted for in accordance with ASC 715 - Compensation - Retirement Benefits. These plans include a retirement lump sum indemnity plan and jubilee plan, both of which provide benefit payments to employees based upon years of service and compensation levels.
As of December 31, 2025 and 2024, the combined accumulated projected benefit obligation related to these plans totaled $5.5 million and $4.9 million, respectively. Service cost and interest cost for the combined plans totaled less than $0.5 million in each of the years ended December 31, 2025, 2024, and 2023 and the weighted average discount rate and assumed salary increase rate for these plans were 3.5% and 3.3%, respectively. These plans are not required to be funded and were not funded as of December 31, 2025.
Expected future benefit payments under these plans as of December 31, 2025 were as follows (in thousands):

2026	$353
2027	208
2028	254
2029	498
2030	485
2031-2035	3,100
12.    LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
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

The Company made a jurisdictional challenge, which was denied in December 2025. The Company intends to appeal that decision. A subset of the issues raised by Amazon’s complaint are scheduled to be tried in September 2026, with the remainder to be scheduled later.
Brazil Proceedings
In September 2025, Amazon filed a claim in the Second Business Court of Sao Paolo (“Sao Paolo Court”) against the Company and certain of its subsidiaries. The claims allege the non-infringement and non-essentiality of certain patents relating to video coding and video streaming technologies. Amazon is seeking a declaration that the challenged Brazilian patents are not infringed, and a declaration preventing enforcement by the Company of any video coding patents anywhere in Brazil.
In November 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Amazon. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
DE Proceedings
In November and December 2025, the Company and certain of its subsidiaries filed patent infringement claims in three separate proceedings in the Munich and Mannheim Regional Courts against Amazon. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. Trials are expected in two of the three proceedings in third quarter and fourth quarter 2026.
UPC Proceedings
In November and December of 2025, the Company and certain of its subsidiaries filed patent infringement claims in three separate proceedings in the Mannheim Local Divisional Court and Dusseldorf Local Divisional Court of the UPC against Amazon. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
International Trade Commission and Companion District Court Proceedings
In November 2025, the Company and certain of its subsidiaries filed a companion patent infringement complaint against Amazon in the Federal District Court of the District of Delaware. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
In December 2025, the Company and certain of its subsidiaries filed a complaint in the United States International Trade Commission alleging that Amazon infringes the same of the Company’s five patents asserted in the companion case by making, using, offering for sale, and/or selling certain video-capable electronic devices like smart TVs, streaming devices, tablets and smart display devices, and components thereof that infringe certain claims of the asserted patents. As relief, the Company sought: (a) a limited exclusion order against Amazon barring from entry into the United States all of Amazon’s products that infringe the asserted patents; (b) cease and desist orders prohibiting Amazon from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products; and (c) a bond during the 60-day Presidential review period.
Eastern District of Virginia Proceedings
In December 2025, the Company and certain of its subsidiaries filed a claim in the Federal District Court of the Eastern District of Virginia against Amazon. The claim alleges infringement of four of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, damages to prevent further infringement of the asserted patents.
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
In September 2025, the Court granted the Company’s preliminary injunction request. The Appellate Court initially granted Disney’s request to stay the preliminary injunction pending hearing of an appeal, but that stay was lifted. Disney had until November 30, 2025, to comply fully with the injunction.
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
In October 2025, the Court held a hearing and issued an order finding validity of and infringement by Disney of one of the Company’s patents. The order enjoined Disney from further infringement. Disney is currently appealing the Court’s determinations. In January 2026, the Court imposed fines of €550,000 for Disney’s violations of the injunction following a request for coercive measures from the Company.
In November 2025, the Court held another hearing and issued another order finding infringement by Disney of another of the Company’s patents. The order also enjoined Disney from further infringement.
Hearings on the remaining two asserted patents have been scheduled for February 2026.
UPC Proceedings
In February and April of 2025, the Company and certain of its subsidiaries filed patent infringement claims in four separate proceedings in the Mannheim Local Divisional Court and Dusseldorf Local Divisional Court of the UPC against The Walt Disney Co. and certain of its subsidiaries. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
The Mannheim Court has scheduled a hearing for one of the two asserted patents in May 2026 with the remainder to be scheduled in the second half of 2026. The Dusseldorf Court has scheduled hearings for two asserted patents in June and July 2026.
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
Lenovo
In fourth quarter 2024, the Company reached an agreement with Lenovo Group Limited and certain of its subsidiaries (“Lenovo”) to enter into binding arbitration to determine the final terms of a new patent license agreement, which will be effective from January 1, 2024. In November 2024, the Company filed a request for arbitration with the International Chamber of Commerce. In March 2025, the International Chamber of Commerce confirmed the full tribunal for the arbitration. The Company anticipates that the arbitration hearing will occur before year end.

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
In December 2025, Samsung filed a request to the International Chamber of Commerce seeking to challenge the previously determined royalties.
Tesla
In December 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. In March 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard during May and June 2024, and in July 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court. An appeal hearing was held in December 2024, and the UK Court of Appeal upheld the lower court's decision and refused Tesla’s request for permission to appeal. Tesla filed an application for permission to appeal to the Supreme Court. In July 2025, the Supreme Court granted Tesla’s request for permission to appeal the issues of whether pool licenses are arguably required to be FRAND, whether all members of the Avanci 5G Platform must be joined to the case, and whether Tesla’s claim advances the possibility of a bilateral license from the Company. In September 2025, the Company filed an application for permission to cross-appeal. The Supreme Court is set to hear the appeal in April 2026.
Transsion
UPC Proceedings
In September 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Local Divisional Court of the UPC against Transsion Holdings Pvt Ltd and certain of its subsidiaries (“Transsion”). The claims allege infringement of certain of the Company’s patents relating to cellular SEP technologies and video coding and video technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
India Proceedings
In September and October 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court against Transsion. The claims allege infringement of certain of the Company’s patents relating to cellular SEP technologies and video coding and video technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents, damages, and a declaration that the Company is FRAND compliant and that Transsion is an unwilling licensee with respect to the FRAND claims.
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

OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of December 31, 2025, except as noted above.

13.    COMPENSATION PLANS AND PROGRAMS
Compensation Programs
We use a variety of compensation programs to attract, retain and motivate our employees, and to more closely align employee compensation with company performance. These programs include, but are not limited to, short-term incentive awards tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, and long-term incentives in the form of stock option awards, time-based RSU awards, performance-based RSU awards.
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
Equity Incentive Plans
On June 11, 2025, our shareholders adopted and approved the 2025 Equity Incentive Plan (the "2025 Plan"), under which officers, employees, non-employee directors and consultants can receive share-based awards such as RSUs, restricted stock and stock options as well as other stock or cash awards. Subject to the adjustment provisions contained in the 2025 Plan, as of the effective date of the 2025 Plan, the maximum number of shares for issuance under the 2025 Plan equal to 3.7 million shares of our common stock. Upon adoption of the 2025 Plan by shareholders, the 2017 Equity Incentive Plan (the "2017 Plan") was terminated and no new awards are granted under the 2017 Plan after June 11, 2025.
RSUs
We may issue RSUs to officers, employees, non-employee directors and consultants. Any cancellations of unvested RSUs granted under the Equity Plans will increase the number of shares remaining available for grant under the 2025 Plan. Time-based RSUs vest over periods generally ranging from one to three years from the date of the grant. Performance-based RSUs also generally have a vesting period between three and five years. Milestone performance-based RSUs may vest at any time upon achievement of the milestone goal during the performance period, which is seven years for the most recent CEO award.
As of December 31, 2025, we had unrecognized compensation cost related to share-based awards of $41.8 million, at current performance accrual rates. For time-based grants with graded vesting, we expect to amortize the associated unrecognized compensation cost using an accelerated method. For time-based grants that cliff vest, we expect to amortize the associated unrecognized compensation cost as of December 31, 2025, on a straight-line basis generally over the remaining vesting period.
Vesting of performance-based RSU awards is subject to attainment of specific goals established by the Human Capital Committee of the Board of Directors. Depending upon performance achievement against these goals, the number of shares that generally vest can be anywhere from 0 to 2 times the target number of shares.
Information with respect to current RSU activity is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Per Share Grant Date Fair Value
Balance at December 31, 2024	1,154	$79.40
Granted*	285	213.21
Forfeited	(102)	127.39
Vested	(482)	70.17
Balance at December 31, 2025	855	$123.33
* These numbers include fewer than 0.1 million RSUs credited on unvested RSU awards as dividend equivalents. Dividend equivalents accrue with respect to unvested RSUs when and as cash dividends are paid on the Company's common stock, and vest if and when the underlying RSUs vest. Granted amounts include performance-based RSU awards at their maximum potential payout.

During 2025, 2024 and 2023, we granted approximately 0.3 million, 0.5 million and 0.5 million RSUs under the Equity Plans, respectively, with weighted-average per share grant date fair values of $213.21, $104.08 and $73.80, respectively, assuming target payout for the performance-based awards. The total vest date fair value of the RSUs that vested in 2025, 2024 and 2023 was $105.2 million, $48.1 million and $31.0 million, respectively. The weighted average per share grant date fair value of the awards that vested in 2025, 2024 and 2023 was $70.17, $64.81 and $54.95, respectively.
Other Equity Grants
We grant equity awards to non-management Board members and may grant equity awards to certain consultants.
Stock Options
The 2017 Plan allowed, and the 2025 Plan allows, for the granting of incentive and non-qualified stock options, as well as other securities. The administrator of the Equity Plans, the Human Capital Committee of the Board of Directors, determines the number of options to be granted, subject to certain limitations set forth in the applicable plan. We grant performance-based stock options to our CEO annually as part of our long-term incentive program. Performance-based options typically have a vesting period between three and five years. Milestone performance-based options may vest at any time upon achievement of the milestone goal during the performance period, which is seven years for the most recent CEO award.
Vesting of performance-based option awards is subject to attainment of specific goals established by the Human Capital Committee of the Board of Directors. Depending upon performance achievement against these goals, the number of performance-based stock options that generally vest can be anywhere from 0 to 2 times the target number of stock options.
Under the terms of the Equity Plans, the exercise price per share of each option, other than in the event of options granted in connection with a merger or other acquisition, cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the Equity Plans are generally exercisable for a period of ten years from the date of grant and may vest upon the attainment of specified performance goals.
The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant and which require considerable judgment. Expected volatility was based upon a combination of implied and historic volatilities. The weighted-average grant date fair value per option award granted during the years ended December 31, 2025, 2024 and 2023 was $84.13, $36.00, and $24.41, respectively, based upon the assumptions included in the table below:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	6.5	6.6	7.5
Expected volatility	39.1%	31.7%	32.8%
Risk-free interest rate	4.0%	4.2%	3.6%
Dividend yield	1.2%	1.5%	1.9%
Information with respect to current year stock option activity is summarized as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2024	946	$77.18
Granted*	63	206.75
Forfeited	—	—
Exercised	(101)	72.34
Balance at December 31, 2025	908	$86.77
* Granted amounts include performance-based option awards at their maximum potential payout.
The weighted average remaining contractual life of our outstanding options was 7.3 years as of December 31, 2025. Options with an indefinite contractual life, which were granted between 1983 and 1986 under a prior stock plan, were assigned an original life in excess of 50 years for purposes of calculating the weighted average remaining contractual life. The majority of these options have an exercise price between $9.00 and $11.63.

The total intrinsic value of our outstanding options as of December 31, 2025 was $210.3 million. Of the 0.9 million outstanding options as of December 31, 2025, 0.4 million were exercisable with a weighted-average exercise price of $63.65. Options exercisable as of December 31, 2025, had total intrinsic value of $111.0 million and a weighted average remaining contractual life of 6.7 years. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $13.8 million, $0.5 million and $5.4 million, respectively. In 2025, we recorded cash received from the exercise of options of $7.3 million. Upon option exercise, we issued new shares of stock.
As of December 31, 2025, we had unrecognized compensation cost on our unvested stock options of $5.2 million, at current performance accrual rates. As of both December 31, 2025 and 2024, we had approximately 0.9 million options outstanding that had exercise prices less than the fair market value of our stock at the respective balance sheet date. These options would have generated cash proceeds to the Company of $78.8 million and $73.0 million, respectively, if they had been fully exercised on those dates.
Defined Contribution Plans
We have a 401(k) plan (“Savings Plan”) wherein employees can elect to defer compensation within federal limits. We match a portion of employee contributions. Our contribution expense to our Savings Plan and other defined contributions plans was approximately $1.9 million, $1.7 million and $1.4 million for 2025, 2024 and 2023, respectively.
Under the Deferred Plan, eligible US employees may make tax-deferred contributions that cannot be made under the 401(k) Plan due to Internal Revenue Service limitations. We match 50% of a participant’s contributions up to 6% of the participant's applicable compensation. From time to time InterDigital makes discretionary company contributions to the Deferred Plan on behalf of a participant.
14.    TAXES
Our domestic/foreign pre-tax income consists of the following components for 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Pre-Tax Income by Jurisdiction
Domestic	$451,214	$333,983	$242,780
Foreign	18,218	95,433	(8,170)
Total	$469,432	$429,416	$234,610
Our income tax provision consists of the following components for 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(17,743)	$36,977	$45,816
State	161	687	(229)
Foreign source withholding tax	93,852	32,578	12,444
	76,270	70,242	58,031
Deferred
Federal	(104,057)	(38,193)	(41,922)
State	(133)	(144)	615
Foreign	—	9,760	(9,759)
Foreign source withholding tax	90,708	29,137	16,592
	(13,482)	560	(34,474)
Total	$62,788	$70,802	$23,557

The deferred tax assets and liabilities were comprised of the following components at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Net operating losses	$91,486	$95,751
Capitalized research and development	40,438	29,432
Deferred revenue, net	36,813	46,073
Amortization and depreciation	23,097	22,707
Tax credit carryforward	10,737	—
Debt amortization	5,863	9,334
Other	24,505	22,797
Deferred tax asset	232,939	226,094
Less: valuation allowance	(89,190)	(95,465)
Net deferred tax asset	143,749	130,629

Other	(2,200)	(2,475)
Deferred tax liability	(2,200)	(2,475)

Net deferred tax asset	$141,549	$128,154

The following is a reconciliation of effective tax rates at the federal statutory tax rate recorded by the Company for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$98,553	21.0%	$90,148	21.0%	$49,268	21.0%
State and local income taxes, net of federal income tax effect (a)	(6)	—%	399	0.1%	434	0.2%
Foreign Tax Effects
France
Changes in valuation allowances	(1,157)	(0.3)%	(2,764)	(0.6)%	(5,222)	(2.2)%
Other	(947)	(0.2)%	2,140	0.5%	(2,404)	(1.0)%
Korea
Foreign withholding taxes	63,811	13.6%	10,456	2.4%	4,591	2.0%
China
Foreign withholding taxes	25,624	5.4%	17,061	4.0%	9,965	4.2%
Other	136	—%	23	—%	(6)	—%
Other foreign jurisdictions	799	0.2%	1,246	0.3%	2,187	0.9%
Effect of Cross-Border Tax Laws
Global Intangible Low-Taxed Income	777	0.2%	5,095	1.2%	812	0.3%
Foreign-Derived Intangible Income	(30,308)	(6.5)%	(23,042)	(5.4)%	(16,734)	(7.1)%
Foreign tax credit on withholding taxes	(90,708)	(19.3)%	(29,137)	(6.8)%	(16,593)	(7.1)%
Other	1,754	0.4%	—	—%	—	—%
Tax Credits
Research and development tax credit	(2,354)	(0.5)%	(1,673)	(0.4)%	(1,313)	(0.6)%
Change in valuation allowance	—	—%	(8)	—%	—	—%
Nontaxable or Nondeductible Items
Share-based compensation	(15,036)	(3.2)%	(4,448)	(1.0)%	(2,973)	(1.3)%
Non-deductible officers' compensation	10,755	2.3%	6,612	1.5%	3,260	1.4%
Other	1,292	0.3%	576	0.1%	1,591	0.7%
Changes in unrecognized tax benefits	436	0.1%	419	0.1%	(889)	(0.4)%
Other	(633)	(0.1)%	(2,301)	(0.5)%	(2,417)	(1.0)%
Total tax provision	$62,788	13.4%	$70,802	16.5%	$23,557	10.0%
(a)State taxes in Massachusetts & Delaware made up the majority (greater than 50%) of the tax effect in this category
Income Tax Reform
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4th, 2025. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing and amount of certain tax deductions including FDII, depreciation expense, R&D expenditures and interest expense. The tax law changes did not have an impact on the tax provision in 2025.
Valuation Allowances and Net Operating Losses
We establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the assets to offset future taxes. Given the binary nature of our business, at this time we believe it is more likely than not that the majority of our state net operating losses and net operating losses in certain subsidiaries in France, as well as our non-wholly owned subsidiaries in the United States and United Kingdom will not be utilized; therefore we have maintained a near full valuation allowance against our state, French and United Kingdom net operating losses as of December 31, 2025. We also maintain a valuation allowance against certain temporary differences other than the net operating losses in these jurisdictions.

At December 31, 2025, we had no U.S net operating loss carryforwards and non-U.S. net operating loss carryforwards amounting to $89.7 million which can be indefinitely carried forward under French statutes. In addition, we had U.S. state net operating loss carryforwards of $1.3 billion, of which $27.7 million can be indefinitely carried forward, while the remaining $1.3 billion will expire in varying amounts from 2026 to 2045. We had $10.1 million of foreign tax credit carried forward that will expire in 2035 and $0.7 million of R&D credit carried forward that will expire in 2045.
The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when it expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. On December 31, 2025, the Company does not have distributable earnings in foreign subsidiaries that would be subject to deferred taxes.
Uncertain Income Tax Positions
As of December 31, 2025, 2024 and 2023, we had $13.5 million, $13.8 million and $14.4 million, respectively, of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The total amount of unrecognized tax benefits could change within the next twelve months for a number of reasons including audit settlements, tax examination activities and the recognition and measurement considerations under this guidance.
During 2025, 2024 and 2023, we reduced the reserve previously established for the amended returns by $0.7 million for the benefit available in the current year had it not been included on the amended returns. In addition, during 2023 we reduced the previously recorded reserve for withholding tax by $1.1 million due to favorable guidance from the taxing authorities in the United States.
The following is a roll forward of our total gross unrecognized tax benefits, which if reversed would impact the effective tax rate, for the fiscal years 2025 through 2023 (in thousands):

	December 31,
	2025	2024	2023
Balance as of January 1	$13,848	$14,385	$16,052
Tax positions related to current year:
Additions	366	165	91
Tax positions related to prior years:
Additions	—	—	—
Reductions	(695)	(702)	(1,758)
Balance as of December 31	$13,519	$13,848	$14,385
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
Foreign Taxes
We pay foreign source withholding taxes on patent license royalties when applicable. We apply foreign source withholding tax payments against our United States federal income tax obligations to the extent we have foreign source income to support these credits. In 2025, 2024 and 2023, we paid $91.5 million, $23.3 million and $12.0 million in foreign source withholding taxes, respectively, and applied these payments as credits against our United States federal tax obligation.

Between 2014 and 2025, we paid approximately $205.2 million in foreign taxes to foreign governments that have tax treaties with the U.S., for which we have claimed foreign tax credits against our U.S. tax obligations, and for which the tax treaty procedures are still open. It is possible that as a result of tax treaty procedures, the U.S. government may reach an agreement with the related foreign governments that will result in a partial refund of foreign taxes paid with a related reduction in our foreign tax credits. Due to foreign currency fluctuations, any such agreement could result in foreign currency gain or loss.
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
In France, where we have substantial operations, we benefit from research tax credits applicable to French technology companies, including the Crédit Impôt Recherche ("CIR"). While we have historically benefited from the CIR, the French government has recently challenged our eligibility for portions of the CIR that they previously accepted. The Company received notification from the French Tax Authorities that the CIR credit on patent costs has been rejected for tax years 2019 and 2020. The Company has filed petitions in the Lower Court of Paris to litigate this matter. Between 2019 and 2025, the Company has recorded benefits totaling approximately $29 million for CIR credit on patent related costs.
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

	Year Ended December 31,
	2025	2024	2023
Net income	$406,644	$358,614	$214,069
Weighted-average shares outstanding:
Basic	25,794	25,325	26,860
Dilutive effect of stock options and RSUs	1,168	1,008	704
Dilutive effect of warrants	3,409	985	—
Dilutive effect of convertible securities	4,103	2,393	538
Diluted	34,474	29,711	28,102
Earnings per share:
Basic	$15.77	$14.16	$7.97
Dilutive effect of stock options and RSUs	(0.53)	(0.48)	(0.19)
Dilutive effect of warrants	(1.56)	(0.47)	—
Dilutive effect of convertible securities	(1.88)	(1.14)	(0.16)
Diluted	$11.80	$12.07	$7.62
Shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of EPS because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock for the years ended December 31, 2025, 2024 and 2023, as applicable, and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted average number of shares of common stock underlying such securities that were excluded from our computation of EPS for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Restricted stock units and stock options	1	1	106
Warrants	2,556	6,271	7,488
Total	2,557	6,272	7,594

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
The table below sets forth the total number of shares repurchased and the dollar value of shares repurchased under the Share Repurchase Program (in thousands). As of December 31, 2025, there was approximately $127.2 million remaining under the Share Repurchase Program authorization.

	Share Repurchase Program
	# of Shares	Value
2025	385	$102,319
2024	644	66,726
2023	4,411	339,704
2022	1,224	74,445
2021	458	30,000
2020	6	349
2019	2,962	196,269
2018	1,478	110,505
2017	107	7,693
2016	1,304	64,685
2015	1,836	96,410
2014	3,554	152,625
Total	18,369	$1,241,730
In 2023, we commenced a modified “Dutch auction” tender offer (the “Tender Offer”), which resulted in the repurchase of 2.7 million shares of our common stock at a price of $72.98 per share, for an aggregate cost of $199.9 million, excluding fees, expenses and excise tax relating to the Tender Offer.

Dividends
Cash dividends on outstanding common stock declared in 2025 and 2024 were as follows (in thousands, except per share data):

2025	Per Share	Total	Cumulative by Fiscal Year
First quarter	$0.60	$15,577	$15,577
Second quarter	0.60	15,507	31,084
Third quarter	0.70	18,041	49,125
Fourth quarter	0.70	17,980	67,105
	$2.60	$67,105
2024
First quarter	$0.40	$10,155	$10,155
Second quarter	0.40	10,052	20,207
Third quarter	0.45	11,366	31,573
Fourth quarter	0.45	11,557	43,130
	$1.70	$43,130
In 2025, we increased the quarterly cash dividend to $0.70 per share beginning with the dividend declared in third quarter 2025 and paid in fourth quarter 2025. Combined with previous increases, we have increased the dividend by 75% since the start of 2024. We currently expect to continue to pay dividends in accordance with our dividend policy; however, continued payment of cash dividends and changes in the Company's dividend policy will depend on the Company's earnings, financial condition, capital resources and capital requirements, alternative uses of capital, restrictions imposed by any existing debt, economic conditions and other factors considered relevant by our Board of Directors.
17.     LEASES
The Company enters into operating leases primarily for real estate to support research and development ("R&D") sites and general office space in North America, with additional locations in Europe, China, and Canada. The Company does not currently have any finance leases. Certain leases include options to extend the lease at our discretion at the end of the lease term, or terminate the lease early subject to certain conditions and penalties. We do not include any renewal options in our lease terms for calculating our lease liabilities, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the specific facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable, and as such, the Company utilizes its incremental borrowing rate as the discount rate based on information available on the lease commencement date. Our incremental borrowing rate represents the rate we would incur to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The table below includes the balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2025 and 2024 (in thousands):

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets, net	Other non-current assets, net	$13,797	$15,218
Total Lease Assets		$13,797	$15,218

Liabilities
Operating lease liabilities - Current	Other accrued expenses	$4,093	$3,398
Operating lease liabilities - Noncurrent	Other long-term liabilities	13,540	15,772
Total Lease Liabilities		$17,633	$19,170

The components of lease costs which were included within operating expenses in our consolidated statement of income were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$4,059	$3,982	$3,821
Short-term lease cost	174	246	388
Variable lease cost	1,177	1,376	1,316
For the years ended December 31, 2025, 2024, and 2023, we did not have any sublease income. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025 and 2024 was $4.6 million and $4.1 million, respectively, and was included in net cash provided by operating activities in our consolidated statement of cash flows. As of December 31, 2025, the weighted average remaining operating lease term was 4.4 years and the weighted average discount rate used to determine the operating lease liabilities was 6.2%. As of December 31, 2025, there have been no leases entered into that have not yet commenced.
The maturities of our operating lease liabilities as of December 31, 2025, excluding short-term leases with terms less than 12 months, were as follows (in thousands):

Maturity of Operating Lease Liabilities
2026	$5,043
2027	4,571
2028	4,014
2029	3,646
2030	2,224
Thereafter	630
Total lease payments	20,128
Less: Imputed interest	(2,495)
Present value of lease liabilities	$17,633
18.    OTHER INCOME, NET
The amounts included in "Other income, net" in the consolidated statements of income for the year ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest and investment income	$40,025	$40,395	$46,628
Other	8,516	(5,070)	11,184
Other income, net	$48,541	$35,325	$57,812
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8, of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION.
During fourth quarter 2025, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) intending to satisfy the affirmative defense conditions of Rule 10b5-1© under the Exchange Act:

Name	Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Rajesh Pankaj	Adopt	November 20, 2025	X		13,500	December 31, 2026
Joan Gillman	Adopt	November 12, 2025	X		625	November 12, 2026
John D. Markley, Jr.	Adopt	November 7, 2025	X		1,100	November 6, 2026
John D. Markley, Jr.(1)	Terminate	November 6, 2025	X		663	August 7, 2026
Derek Aberle	Adopt	November 4, 2025	X		518	November 4, 2026
(1) John D. Markley, Jr. terminated his Rule 10b5-1 trading arrangement adopted on August 8, 2025 prior to its expiration. No shares had been sold under the plan before termination.
Item 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the information following the captions "Election of Directors," "EXECUTIVE OFFICERS," "Delinquent Section 16(a) Reports," "Code of Ethics," "Nominating and Corporate Governance Committee" and "Audit Committee" in the definitive proxy statement to be filed pursuant to Regulation 14A in connection with our 2026 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").
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
(1)Financial Statements.
The information required by this item begins on Page 51.
(2)Financial Statement Schedules.
The following financial statement schedule of InterDigital is included herewith and should be read in conjunction with the Financial Statements included in this Item 15.
Valuation and Qualifying Accounts

	Balance Beginning of Period	Increase/ (Decrease)		Reversal of Valuation Allowance	Balance End of Period
2025 valuation allowance for deferred tax assets	$95,465	$(4,009)	(a)	$(2,266)	$89,190
2024 valuation allowance for deferred tax assets	$104,830	$(9,365)	(b)	$—	$95,465
2023 valuation allowance for deferred tax assets	$122,217	$(7,628)	(b)	$(9,759)	$104,830
2025 reserve for uncollectible accounts	$—	$—		$—	$—
2024 reserve for uncollectible accounts	$—	$—		$—	$—
2023 reserve for uncollectible accounts	$—	$—		$—	$—

(a)The decrease was primarily related to the change in Pennsylvania state tax rate, expired PA net operating losses, and utilization of certain French deferred tax assets. The Chordant entities were dissolved with all DTAs written off during 2025 and well as amending French tax filings adjusting their NOL, all offset by a reclass of valuation allowance.
(b)The decrease was primarily related to the decrease in Pennsylvania state tax rate and utilization of certain French deferred tax assets. There was a partial release of valuation allowance against deferred tax assets in France due to the Samsung deal in 2024.
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

†*10.23	2017 Equity Incentive Plan, Form of Agreement for Stock Option Awards (revised October 2018) (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q filed on November 1, 2018).
†*10.24	2025 Equity Incentive Plan (Exhibit 10.1 to InterDigital's Registration Statement on Form S-8 filed on June 11, 2025).

†*10.25	2025 Stock Incentive Plan, Form of Agreement for Restricted Stock Units (Time Based Award) (Exhibit 10.2 to InterDigital's Quarterly Report on Form 10-Q filed on July 31, 2025).
†*10.26	2025 Stock Incentive Plan, Form of Agreement for Restricted Stock Units (Non-Employee Directors) (Exhibit 10.3 to InterDigital's Quarterly Report on Form 10-Q filed on July 31, 2025).
†*10.27	InterDigital Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.1 to InterDigital’s Quarterly Report on Form 10-Q filed on October 30, 2025).
†*10.28
2017 Equity Incentive Plan, Form of Term Sheet for Performance-Based Restricted Stock Unit Awards (revised July 2024).(Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q filed on August 1, 2024).

†*10.29	2017 Equity Incentive Plan, Form of Term Sheet for Performance-Based Stock Option Awards (revised July 2024).(Exhibit 10.3 to InterDigital’s Quarterly Report on Form 10-Q filed on August 1, 2024).
†10.30	Amended Compensation Program for Non-Management Directors
*10.31	Amended and Restated Stock Ownership Guidelines for Directors and Executive Officers (Exhibit 10.1 to InterDigital's Quarterly Report on Form 10-Q filed on May 1, 2025).
†*10.32	Amended and Restated Deferred Compensation Plan (Exhibit 10.29 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2023).
Employment-Related Agreements
†*10.33	Form of Executive Mutual Agreement for Individual Arbitration (Included in Exhibit 10.27).
†*10.34	Form of Indemnity Agreement between InterDigital and certain of its directors and executive officers (Exhibit 10.27 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2021).
†*#10.35	Executive Agreement between InterDigital International, LLC and Eeva Hakoranta, dated June 2, 2020 (Exhibit 10.28 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2021).
†*10.36	Offer Letter Between InterDigital and Liren Chen dated March 13, 2021 (Exhibit 10.2 to InterDigital’s Quarterly Report on Form 10-Q filed on May 6, 2021).
†*#10.37	Offer Letter between InterDigital, Inc. and Rajesh Pankaj dated June 16, 2022 (Exhibit 10.5 to InterDigital’s Quarterly Report on Form 10-Q filed on August 4, 2022).
Other Material Contracts
*10.39	Form of Convertible Note Hedge Transaction Confirmation (Exhibit 10.2 to InterDigital's Current Report on Form 8-K filed on May 27, 2022).
*10.40	Form of Warrant Transaction Confirmation (Exhibit 10.3 to InterDigital's Current Report on Form 8-K filed on May 27, 2022).
*10.41	Form of Unwind Agreement (Exhibit 10.4 to InterDigital's Form 8-K filed on May 27, 2022).
Other Exhibits
19	Insider Trading Policy
21	Subsidiaries of InterDigital.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
*97	Amended and Restated Clawback Policy (Exhibit 97 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

Item 16.        FORM 10-K SUMMARY.

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                INTERDIGITAL, INC.

Date: February 5, 2026	By:	/s/ Liren Chen
Liren Chen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 5, 2026	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson, Chairman of the Board of Directors

Date: February 5, 2026	/s/ Derek Aberle
Derek Aberle, Director

Date: February 5, 2026	/s/ Samir Armaly
Samir Armaly, Director

Date: February 5, 2026	/s/ Joan H. Gillman
Joan H. Gillman, Director

Date: February 5, 2026	/s/ John A. Kritzmacher
John A. Kritzmacher, Director

Date: February 5, 2026	/s/ John D. Markley, Jr.
John D. Markley, Jr., Director

Date: February 5, 2026	/s/ Jean F. Rankin
Jean F. Rankin, Director

Date: February 5, 2026	/s/ Liren Chen
Liren Chen, Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2026	/s/ Richard J. Brezski
Richard J. Brezski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)