Form 10-Q
period 2026-03-31
InterDigital, Inc.
filed 2026-04-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,845,029
Title of Class	Outstanding at April 28, 2026

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$607,599	$738,960
Short-term investments	474,260	504,200
Accounts receivable	208,327	69,816
Prepaid and other current assets	96,491	74,994
Total current assets	1,386,677	1,387,970
Property and equipment, net	22,871	23,713
Patents, net	319,158	318,756
Deferred tax assets	133,328	141,326
Other non-current assets, net	209,164	192,525
Total assets	$2,071,198	$2,064,290
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$377,787	$458,376
Accounts payable	17,342	10,048
Accrued compensation and related expenses	32,795	50,050
Deferred revenue	261,103	193,722
Dividends payable	18,106	17,980
Other accrued expenses	31,207	22,326
Total current liabilities	738,340	752,502
Long-term debt	10,500	16,292
Long-term deferred revenue	159,362	135,882
Other long-term liabilities	58,910	58,494
Total liabilities	967,112	963,170
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,979 and 70,965 shares issued and 25,873 and 25,685 shares outstanding	719	709
Additional paid-in capital	1,063,941	816,903
Retained earnings	2,170,071	2,113,240
Accumulated other comprehensive (loss) gain	(636)	299
Treasury stock, 46,106 and 45,280 shares of common stock held at cost	(2,130,009)	(1,830,031)
Total shareholders' equity	1,104,086	1,101,120
Total liabilities and shareholders' equity	$2,071,198	$2,064,290

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$205,416	$210,507
Operating expenses:
Research and portfolio development	55,835	47,430
Licensing	52,119	17,677
General and administrative	15,201	13,568
Total operating expenses	123,155	78,675

Income from operations	82,261	131,832

Interest expense	(9,067)	(9,871)
Other income, net	6,600	10,258
Income before income taxes	79,794	132,219
Income tax provision	(4,465)	(16,617)
Net income	$75,329	$115,602

Net income per common share:
Basic	$2.93	$4.49
Diluted	$2.14	$3.45
Weighted average number of common shares outstanding:
Basic	25,721	25,741
Diluted	35,280	33,505

Cash dividends declared per common share	$0.70	$0.60

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$75,329	$115,602
Unrealized (loss) gain on investments, net of tax	(935)	256
Comprehensive income	$74,394	$115,858
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$857,215
Net income	—	—	—	115,602	—	—	—	115,602
Net change in unrealized loss on short-term investments	—	—	—	—	256	—	—	256
Dividends declared ($0.60 per share)	—	—	450	(16,027)	—	—	—	(15,577)
Exercise of common stock options	100	1	7,314	—	—	—	—	7,315
Issuance of common stock, net	218	2	(32,178)	—	—	—	—	(32,176)
Share-based compensation	—	—	9,498	—	—	—	—	9,498
Repurchase of common stock	—	—	—	—	—	24	(5,249)	(5,249)
Balance, March 31, 2025	70,895	$708	$793,624	$1,875,398	$(202)	44,919	$(1,732,644)	$936,884

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2025	70,965	$709	$816,903	$2,113,240	$299	45,280	$(1,830,031)	$1,101,120
Net income	—	—	—	75,329	—	—	—	75,329
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	(935)	—	—	(935)
Dividends declared ($0.70 per share)	—	—	392	(18,498)	—	—	—	(18,106)
Issuance of common stock, net	212	2	(55,005)	—	—	—	—	(55,003)
Share-based compensation	—	—	10,339	—	—	—	—	10,339
Repurchase of common stock	—	—	—	—	—	24	(8,165)	(8,165)
Settlement of the 2027 Notes	802	8	(503)	—	—	—	—	(495)
Settlement of the 2027 Hedge	—	—	291,815	—	—	802	(291,813)	2
Balance, March 31, 2026	71,979	$719	$1,063,941	$2,170,071	$(636)	46,106	$(2,130,009)	$1,104,086
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$75,329	$115,602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,208	18,213
Change in deferred revenue	85,861	(38,750)
Deferred income taxes	8,247	10,651
Share-based compensation	10,339	9,498
Other	(944)	(1,057)
Increase in assets:
Receivables	(138,511)	(115,966)
Deferred charges and other assets	(44,764)	(2,201)
Increase (decrease) in liabilities:
Accounts payable	6,800	1,730
Accrued compensation and other expenses	(5,484)	(17,709)
Net cash provided by (used in) operating activities	16,081	(19,989)
Cash flows from investing activities:
Purchases of short-term investments	(126,614)	(86,864)
Proceeds from maturities and sales of short-term investments	156,389	173,029
Purchases of property and equipment	(911)	(14,508)
Capitalized patent costs	(14,167)	(12,149)
Long-term investments	1,709	—
Net cash provided by investing activities	16,406	59,508
Cash flows from financing activities:
Payments on long-term debt	(88,017)	(1,284)
Net proceeds from exercise of stock options	—	7,316
Taxes withheld upon restricted stock unit vestings	(55,003)	(32,177)
Repurchase of common stock	(8,165)	(5,249)
Dividends paid	(17,980)	(11,557)
Net cash used in financing activities	(169,165)	(42,951)
Net decrease in cash, cash equivalents, and restricted cash	(136,678)	(3,432)
Cash, cash equivalents, and restricted cash, beginning of period	754,268	551,547
Cash, cash equivalents, and restricted cash, end of period	$617,590	$548,115
Refer to Note 1, "Basis of Presentation," for additional supplemental cash flow information. Additionally, refer to Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments" for a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets.
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of March 31, 2026, the results of our operations for the three months ended March 31, 2026 and 2025 and our cash flows for the three months ended March 31, 2026 and 2025. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on February 5, 2026. Definitions of capitalized terms not defined herein appear within our 2025 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Change in Accounting Policies
There have been no material changes or updates to our existing accounting policies from the disclosures included in our 2025 Form 10-K, except as indicated below in "New Accounting Guidance".
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information:	2026	2025
Income taxes paid, including foreign withholding taxes	$6,462	$10,204
Non-cash investing and financing activities:
Non-cash acquisition of patents	3,000	13,000
Dividend payable	18,106	15,577
Accrued capitalized patent costs and property and equipment purchases	(494)	4,470
Right-of-use assets obtained in exchange of operating lease liabilities	597	—
Settlement of the 2027 Notes and Hedge Transactions	291,310	—
Unsettled repurchase of common stock	451	411

New Accounting Guidance
Accounting Standards Update: Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in the ASU require disclosures for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption allowed. We adopted this guidance as of January 1, 2026, and there was no impact of this adoption on our consolidated financial statements.
Accounting Standards Update: Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40)". The amendments in the ASU amend certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption allowed. We adopted this guidance as of January 1, 2026, and there was no material impact of this adoption on our consolidated financial statements.
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
2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
Smartphone	$123,391	$183,991	$(60,600)	(33)%
CE, IoT/Auto	81,891	26,267	55,624	212%
Other	134	249	(115)	(46)%
Total Revenue	$205,416	$210,507	$(5,091)	(2)%

Catch-up revenue (a), included above	$63,623	$84,785	$(21,162)	(25)%

(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
During the three months ended March 31, 2026, we recognized $61.4 million of revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2026, we had contract assets of $58.4 million included within "Accounts receivable" and $27.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet. As of December 31, 2025, we had contract assets of $19.7 million included within "Accounts receivable" and $21.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet.

Contracted Revenue
Based on contracts signed and committed as of March 31, 2026, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of such contracts (in thousands):

Revenue (a)
Remainder of 2026	$393,262
2027	512,557
2028	416,769
2029	356,840
2030	220,601
Thereafter	73,758
Total Revenue	$1,973,787
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
3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash currently consist of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents, and restricted cash as of March 31, 2026, December 31, 2025, and March 31, 2025 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,
	2026	2025	2025
Cash and cash equivalents	$607,599	$738,960	$536,639
Restricted cash included within prepaid and other current assets	9,991	15,308	11,476
Total cash, cash equivalents, and restricted cash	$617,590	$754,268	$548,115
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Three licensees comprised 81% and 55% of our accounts receivable balances as of March 31, 2026 and December 31, 2025, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications and consumer electronics equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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
Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$598,672	$—	$—	$598,672
Commercial paper	—	111,958	—	111,958
U.S. government securities (b)	—	232,898	—	232,898
Corporate bonds, asset backed and other securities	—	148,322	—	148,322
Total	$598,672	$493,178	$—	$1,091,850

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$745,024	$—	$—	$745,024
Commercial paper	—	121,361	—	121,361
U.S. government securities	—	240,556	—	240,556
Corporate bonds, asset backed and other securities (c)	—	151,527	—	151,527
Total	$745,024	$513,444	$—	$1,258,468
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of March 31, 2026, $18.9 million of U.S. government securities was included within cash and cash equivalents.
(c)As of December 31, 2025, $9.2 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's convertible notes (the "Convertible Notes") reported as of March 31, 2026 and December 31, 2025 was as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	March 31, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$379,983	$377,787	$1,481,934	$459,986	$456,786	$1,905,819

Technicolor Patent Acquisition Long-term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition (as defined below) long-term debt reported as of March 31, 2026 and December 31, 2025 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$10,500	$11,225	$17,882	$18,178

4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Tax receivables	$50,565	$39,638
Prepaid assets	30,498	13,335
Restricted cash	9,991	15,308
Other current assets	5,437	6,713
Total Prepaid and other current assets	$96,491	$74,994
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Tax receivables	$100,854	$98,846
Contract asset	27,000	21,000
Goodwill	24,073	24,073
Right-of-use assets	13,631	13,797
Long-term investments	11,718	11,718
Other non-current assets	31,888	23,091
Total Other non-current assets, net	$209,164	$192,525
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued legal fees	$20,016	$14,008
Other accrued expenses	11,191	8,318
Total Other accrued expenses	$31,207	$22,326
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Deferred compensation liabilities	$25,927	$25,454
Operating lease liabilities	13,435	13,540
Other long-term liabilities	19,548	19,500
Total Other long-term liabilities	$58,910	$58,494

5. OBLIGATIONS
2027 Notes and Related Note Hedge and Warrant Transactions
On May 27, 2022, we issued $460.0 million in aggregate principal amount of 3.50% Senior Convertible Notes due in 2027 (the "2027 Notes"). The net proceeds from the issuance of the 2027 Notes, after deducting the initial purchasers' transaction fees and offering expenses, were approximately $450.0 million. The 2027 Notes bear interest at a rate of 3.50% per year, payable in cash on June 1 and December 1 of each year, commencing on December 1, 2022, and mature on June 1, 2027, unless earlier redeemed, converted or repurchased.
The 2027 Notes will be convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the 2027 Notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 12.9041 shares of common stock per $1,000 principal amount of the 2027 Notes (which is equivalent to an initial conversion price of approximately $77.49 per share). From the period January 1, 2024 through June 30, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions ("2027 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that initially corresponds to the initial conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also, on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions ("2027 Warrant Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 6.0 million shares of common stock. As of March 31, 2026, the warrants under the 2027 Warrant Transactions had a weighted average strike price of $105.55 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
In December 2025, holders elected to convert $80.0 million principal amount of the 2027 Notes, which was settled in the first quarter of 2026. We paid the $80.0 million principal amount in cash and issued 0.8 million shares to settle the conversion spread. These shares issued were offset by 0.8 million shares received upon partial settlement of the 2027 Note Hedge Transactions, resulting in no incremental outstanding shares resulting from the conversion.
The following table reflects the carrying value of our Convertible Notes long-term debt as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
3.50% Senior Convertible Notes due 2027	$379,983	$459,986
Less: Deferred financing costs	(2,196)	(3,200)
Net carrying amount of the Convertible Notes	377,787	456,786
Less: Current portion of long-term debt	(377,787)	(456,786)
Long-term net carrying amount of the Convertible Notes	$—	$—
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three months ended March 31, 2026 and 2025 relating to the contractual interest coupon and the amortization of deferred financing costs of the 2027 Notes (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual coupon interest	$3,325	$4,025
Amortization of deferred financing costs	511	502
Total	$3,836	$4,527

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of March 31, 2026 and December 31, 2025 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenue generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest Expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three months ended March 31, 2026 and 2025, we recognized $0.6 million and $0.3 million, respectively, of interest expense related to this debt. This amount was included within “Interest Expense” in the condensed consolidated statements of income. Any future payments made to CPPIB Credit, or additional proceeds received from CPPIB Credit, will decrease or increase the long-term debt balance accordingly. We made $8.0 million and $1.3 million in payments to CPPIB Credit during the three months ended March 31, 2026 and 2025, respectively.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts under the Madison Arrangement only, subject to certain conditions and hurdles. As of March 31, 2026, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the condensed consolidated financial statements.
6. LITIGATION AND LEGAL PROCEEDINGS
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
The Company made a jurisdictional challenge, which was denied in December 2025. The Company has appealed that decision. A subset of the issues raised by Amazon’s complaint are scheduled to be tried in September 2026, with the remainder to be scheduled later.

Brazil Proceedings
In September 2025, Amazon filed a claim in the Second Business Court of Sao Paulo (“Sao Paulo Court”) against the Company and certain of its subsidiaries. The claims allege the non-infringement and non-essentiality of certain patents relating to video coding and video streaming technologies. Amazon is seeking a declaration that the challenged Brazilian patents are not infringed, and a declaration preventing enforcement by the Company of any video coding patents anywhere in Brazil.
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
International Trade Commission and Companion District Court Proceedings
In November 2025, the Company and certain of its subsidiaries filed a companion patent infringement complaint against Amazon in the Federal District Court of the District of Delaware. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.The case is currently stayed pending resolution of the ITC case described below.
In December 2025, the Company and certain of its subsidiaries filed a complaint in the United States International Trade Commission ("ITC") alleging that Amazon is engaged in unfair trade practices, and that certain of Amazon's video-capable electronic devices like smart TVs, streaming devices, tablets and smart display devices, and components thereof, infringe certain claims of the asserted patents. As relief, the Company is seeking, among other relief, a limited exclusion order against Amazon barring from entry into the United States all of Amazon’s products that infringe the asserted patents and cease and desist orders prohibiting Amazon from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products. The ITC has instituted the investigation.
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
Western District of Texas Proceedings
In February 2026, the Company and certain of its subsidiaries filed a complaint with the District Court for the Western District of Texas. The claim alleges infringement of six of the Company’s patents covering certain networking technologies relating to the delivery of video content. The Company is seeking, among other relief, damages to prevent further infringement of the asserted patents.
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

In March 2025, Disney filed an answer and asserted multiple counterclaims against the Company. In April 2025 Disney filed a motion for an anti-suit injunction to prevent enforcement of any potential injunctive relief in Brazil, which the court denied. In March of 2026, the court issued a claim construction decision holding that certain claims of a subset of the asserted patents were invalid for lack of sufficient definiteness; the balance of the decision was favorable. The Company is seeking reconsideration as to one of the claims held to be indefinite, and further intends to appeal such conclusions.
A trial is scheduled for February 2027.
Brazil Proceedings
In February 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Disney. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
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
In October 2025, the Company filed another claim in the Regional Business Court of Rio de Janeiro against Disney. The claim alleges infringement of one of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patent.
Germany Proceedings
In February and April of 2025, the Company and certain of its subsidiaries filed patent infringement claims in four separate proceedings in the Munich Regional Court against Disney. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
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
In November 2025, the Court held another hearing and issued another order finding infringement by Disney of another of the Company’s patents. The order also enjoined Disney from further infringement. In February 2026, the Court held another hearing and issued another order finding infringement by Disney of another of the Company’s patents. The order also enjoined Disney from further infringement. A hearing on the remaining asserted patent has not yet been scheduled.
UPC Proceedings
In February and April of 2025, the Company and certain of its subsidiaries filed patent infringement claims in four separate proceedings in the Mannheim Local Divisional Court and Dusseldorf Local Divisional Court of the UPC against Disney. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
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

Dolby
In March 2026, Dolby Laboratories filed two complaints in the Central District of California seeking declaratory judgment relief with respect to six of the Company’s patents. The first complaint seeks declarations of invalidity and noninfringement with respect to one of the Company’s video technology patents that is also currently being asserted against Disney. The second complaint seeks declarations of noninfringement with respect to five of the Company’s video technology patents that are also being asserted against Amazon, Hisense and TCL. In April 2026, the Company filed a motion to dismiss the first complaint; the deadline to respond to the second complaint has not yet passed.
Hisense
UPC Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Mannheim Local Divisional Court of the UPC against Hisense Group Co., Ltd. and certain of its subsidiaries (“Hisense”). The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
Germany Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Regional Court against Hisense. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Court has scheduled a hearing for January 2027.
India Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court against Hisense. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents, damages, and a declaration that the Company is FRAND compliant and that Hisense is an unwilling licensee with respect to the FRAND claims.
Brazil Proceedings
In February 2026, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Hisense. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
International Trade Commission and Companion District Court Proceedings
In February 2026, the Company and certain of its subsidiaries filed a companion patent infringement complaint against Hisense in the Federal District Court of the Northern District of Georgia. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. The case is currently stayed pending resolution of the ITC case described below.
In February 2026, the Company and certain of its subsidiaries filed a complaint in the ITC alleging that Hisense (and TCL, as further described below) is engaged in unfair trade practices by selling for importation, importing, and selling after importation products that infringe six of the Company's patents. The products include certain video-capable electronic devices like smart TVs, monitor display devices, and components thereof that infringe certain claims of the asserted patents. As relief, the Company is seeking, among other relief, a limited exclusion order against Hisense barring from entry into the United States all of Hisense’s products that infringe the asserted patents and cease and desist orders prohibiting Hisense from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products. The ITC has instituted the investigation.
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
TCL
UPC Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Local Divisional Court of the UPC against TCL Technology Group Corp. and certain of its subsidiaries (“TCL”). The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
Germany Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Regional Court against TCL. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Court has scheduled a hearing for January 2027.
India Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court against TCL. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents, damages, and a declaration that the Company is FRAND compliant and that TCL is an unwilling licensee with respect to the FRAND claims.
Brazil Proceedings
In February 2026, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against TCL. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. A hearing has been scheduled for July 2026.
International Trade Commission and Companion District Court Proceedings
In February 2026, the Company and certain of its subsidiaries filed a companion patent infringement complaint against TCL in the Federal District Court of the Eastern District of Texas. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. The case is currently stayed pending resolution of the ITC case described below.
In February 2026, the Company and certain of its subsidiaries filed a complaint in the ITC, referenced above with respect to Hisense, alleging that TCL is engaged in unfair trade practices by selling for importation, importing, and selling after importation products that infringe six of the Company's patents. The products include certain video-capable electronic devices like smart TVs, monitor display devices, and components thereof that infringe certain claims of the asserted patents. As relief, the Company is seeking, among other relief, a limited exclusion order against TCL barring from entry into the United States all of TCL’s products that infringe the asserted patent and cease and desist orders prohibiting TCL from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products. The ITC has instituted the investigation.

Tesla
In December 2023, Tesla and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering its Avanci’s 5G Connected Vehicle platform. In March 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard during May and June 2024, and in July 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court. An appeal hearing was held in December 2024, and the UK Court of Appeal upheld the lower court's decision and refused Tesla’s request for permission to appeal. Tesla filed an application for permission to appeal to the Supreme Court. In July 2025, the Supreme Court granted Tesla’s request for permission to appeal the issues of whether pool licenses are arguably required to be FRAND, whether all members of the Avanci 5G Platform must be joined to the case, and whether Tesla’s claim advances the possibility of a bilateral license from the Company. In September 2025, the Company filed an application for permission to cross-appeal. The Supreme Court heard the appeal in April 2026, and a decision is forthcoming.
Transsion
UPC Proceedings
In September 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Local Divisional Court of the UPC against Transsion Holdings Pvt Ltd and certain of its subsidiaries (“Transsion”). The claims allege infringement of certain of the Company’s patents relating to cellular SEP technologies and video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Court has scheduled a hearing for March 2027.
India Proceedings
In September and October 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court against Transsion. The claims allege infringement of certain of the Company’s patents relating to cellular SEP technologies and video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents, damages, and a declaration that the Company is FRAND compliant and that Transsion is an unwilling licensee with respect to the FRAND claims.
Brazil Proceedings
In September 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Transsion. The claim alleges infringement of certain of the Company’s patents relating to cellular SEP technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. In March 2026, the Court issued a preliminary injunction enjoining Transsion from selling 5G-compliant devices in Brazil. Transsion has appealed this decision, and the appeal is pending.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of March 31, 2026, except as noted above.

7. INCOME TAXES
In the three months ended March 31, 2026 and 2025, the Company had an estimated effective tax rate of 5.6% and 12.6%, respectively. The change in effective tax rate is due to an increase in the amount of tax benefits related to share-based compensation. During the three months ended March 31, 2026 and 2025, the Company recorded discrete net benefits of $10.4 million and $3.9 million, respectively, primarily related to share-based compensation.
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4th, 2025. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. The tax law changes affecting the Company primarily involve changes to the timing and amount of certain tax deductions, including those related to FDII, GILTI, depreciation, R&D expenditures, and interest expense. This bill did not have a material impact on our financial statements in first quarter 2026.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the three months ended March 31, 2026 and 2025, the Company paid approximately $3.1 million and $3.2 million, respectively, in foreign source creditable withholding tax.
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

	Three Months Ended March 31,
	2026	2025
Net income	$75,329	$115,602
Weighted-average shares outstanding:
Basic	25,721	25,741
Dilutive effect of stock options and RSUs	1,039	1,275
Dilutive effect of warrants	4,124	2,819
Dilutive effect of convertible securities	4,396	3,670
Diluted	35,280	33,505
Earnings per share:
Basic	$2.93	$4.49
Dilutive effect of stock options and RSUs	(0.09)	(0.17)
Dilutive effect of warrants	(0.34)	(0.38)
Dilutive effect of convertible securities	(0.36)	(0.49)
Diluted	$2.14	$3.45
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

	Three Months Ended March 31,
	2026	2025
Warrants	1,858	3,136

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
9. SEGMENT PERFORMANCE MEASURES AND EXPENSES
Our Chief Executive Officer, who is our chief operating decision maker (“CODM”), assesses company-wide performance and allocates resources based on consolidated financial information. Consequently, we view the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment. Our CODM evaluates company-wide performance based on multiple performance measures, including, but not limited to, net income. Our CODM does not generally evaluate our performance using asset or historical cash flow information.
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three months ended March 31,
	2026	2025
Revenue	$205,416	$210,507
Less:
Departmental expenses (a)	48,605	41,337
Depreciation and amortization	19,208	18,213
Intellectual property enforcement	17,505	6,978
Share-based compensation	10,339	9,498
Revenue share costs	27,498	2,649
Other non-operating expense (income), net (b)	2,467	(387)
Income tax provision	4,465	16,617
Net income	$75,329	$115,602
(a) Includes personnel costs, consulting costs, outside services, administrative costs, and other operating expenses.
(b) Includes interest income, interest expense, and other non-operating income and expenses.

10. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest and investment income	$10,529	$9,264
Other	(3,929)	994
Other income, net	$6,600	$10,258

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our 2025 Form 10-K, other reports filed with the SEC and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 — Forward-Looking Statements below.
Throughout the following discussion and elsewhere in this Quarterly Report on Form 10-Q, we refer to “catch-up revenue.” For variable and dynamic fixed-fee license agreements, “catch-up revenue” primarily represents revenue associated with reporting periods prior to the execution of the license agreement.
New Agreements
During first quarter 2026, we entered into six patent license agreements, including agreements with Xiaomi, LG Electronics, Sony, Buffalo Americas, Inc., and Metz.
The agreement with Xiaomi has a term of five years and covers Xiaomi's cellular products, including its smartphones and other cellular-enabled devices, under InterDigital's standard essential cellular, WiFi, and HEVC patents.
The agreement with LG Electronics (the "LG TV agreement") licenses LG’s digital TVs and computer display monitors under InterDigital´s joint licensing program with Sony and includes licenses to technologies including ATSC 3.0, Wi-Fi and video codecs.
The agreement with Sony covers all of Sony’s end user devices under InterDigital's global patent portfolio, including InterDigital's standard essential cellular, Wi-Fi, and video patents.
Injunction Awards
During first quarter 2026, we were awarded injunctions in our intellectual property enforcement actions against Disney and Transsion. In Germany, the Munich Regional Court granted an injunction relating to Disney’s infringement of an InterDigital patent related to HEVC compression technology, representing the fifth injunction we have obtained in proceedings involving Disney. In Brazil, the Third Regional Business Court of Rio de Janeiro granted a preliminary injunction relating to Transsion’s infringement of two InterDigital 5G patents and found that our licensing offer was fair, reasonable, and non-discriminatory (FRAND).
For more information on these proceedings, see Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Notes, Hedge, and Warrant Transactions
During first quarter 2026, the 2027 Notes had a dilutive impact of 4.4 million shares, which are offset from an economic standpoint by the 2027 Note Hedge Transactions and would result in no incremental outstanding shares after conversion. However, under Generally Accepted Accounting Principles in the United States ("GAAP"), we are required to exclude the impact of the shares received from the 2027 Note Hedge Transactions counterparties from the calculation of weighted-average diluted shares outstanding.
During the period from January 1, 2024 through June 30, 2026, holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. In December 2025, holders elected to convert $80.0 million principal amount of the 2027 Notes, which was settled in the first quarter of 2026. We paid the $80.0 million principal amount in cash and issued 0.8 million shares to settle the conversion spread. These shares issued were offset by 0.8 million shares received upon partial settlement of the 2027 Note Hedge Transactions, resulting in no incremental outstanding shares resulting from the conversion.
As of March 31, 2026, 6.0 million warrants remain outstanding related to the 2027 Warrant Transactions at a weighted-average strike price of $105.55 per share, subject to adjustment, which mature on a net-share basis beginning September 2027 through April 2028. Refer to "Financial Position, Liquidity, and Capital Resources — Convertible Notes" for further information regarding how changes in our stock price would affect the number of shares issuable related to the 2027 Warrant Transactions. For example, if the share price were $350, we would issue 4.2 million shares of common stock related to the 2027 Warrant Transactions.

Return of Capital
In March 2026, we announced a regular quarterly cash dividend of $0.70 per share, which is a 17% increase compared to the dividend declared in first quarter 2025. During first quarter 2026, we returned $26.3 million to shareholders, including $18.1 million, or $0.70 per share, of cash dividends declared and $8.2 million through the repurchase of shares of common stock. We also reduced our debt by $88.0 million, including the $80.0 million principle payment on the conversion of the 2027 Notes.
As of April 30, 2026, there was $108.0 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash & Short-term Investments
As of March 31, 2026, we had $1.1 billion of cash, restricted cash, and short-term investments and approximately $1.7 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the Lenovo arbitration.
94% of our first quarter 2026 revenue came from fixed-fee agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three months ended March 31, 2026 and 2025, including the resulting operating cash flow (in thousands):

	Three Months Ended March 31,
Cash vs. Non-cash revenue:	2026	2025
Fixed fee cash receipts (a)	$134,830	$22,579
Other cash receipts (b)	7,044	24,251
Change in deferred revenue	(85,861)	38,750
Change in receivables	138,511	115,966
Other	10,892	8,961
Total Revenue	$205,416	$210,507
Net cash provided by (used in) operating activities	$16,081	$(19,989)
(a) Fixed fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenue.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenue.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long-term deferred revenue as of March 31, 2026 (in thousands):

Deferred Revenue
Remainder of 2026	$204,073
2027	204,883
2028	9,033
2029	1,206
2030	1,270
Thereafter	—
Total Revenue	$420,465

Revenue
First quarter 2026 revenue of $205.4 million includes $63.6 million of catch-up revenue, while first quarter 2025 revenue of $210.5 million includes $84.8 million of catch-up revenue. The $5.1 million decrease in total revenue was driven by lower catch-up revenue, partially offset by recurring revenue recognized from thirteen patent license agreements signed since first quarter 2025. In first quarter 2026, revenue (in descending order) from LG, Apple, and Samsung each comprised 10% or more of our consolidated revenue. Refer to "Results of Operations — First Quarter 2026 Compared to First Quarter 2025" for further discussion of our 2026 revenue.
Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by market volatility, inflation, supply chain issues, high interest rates, tariffs and other potential trade-related sanctions, and the potential for a recession. These market factors, as well as the impacts of global conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing first quarter 2026 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our first quarter 2026 revenue includes $63.6 million of catch-up revenue primarily related to the new patent license agreements with LG and Sony signed in first quarter 2026.
Operating Expenses
•During first quarter 2026, we incurred $26.3 million of nonrecurring revenue share costs associated with the catch-up revenue recognized in the period.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies and New Accounting Guidance", in the notes to condensed consolidated financial statements included in our 2025 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. There have been no material changes to our existing critical accounting policies from the disclosures included in our 2025 Form 10-K. Refer to Note 1, “Basis of Presentation,” in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for updates related to new accounting pronouncements and changes in accounting policies.
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
Cash, cash equivalents, restricted cash, and short-term investments
As of March 31, 2026 and December 31, 2025, we had the following amounts of cash and cash equivalents, restricted cash, and short-term investments (in thousands):

	March 31, 2026	December 31, 2025	Increase / (Decrease)
Cash and cash equivalents	$607,599	$738,960	$(131,361)
Restricted cash included within prepaid and other current assets	9,991	15,308	(5,317)
Short-term investments	474,260	504,200	(29,940)
Total cash, cash equivalents, restricted cash, and short-term investments	$1,091,850	$1,258,468	$(166,618)

The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $169.2 million and cash used in investing activities of $13.4 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $16.1 million. Refer to the sections below for further discussion of these items.
Cash flows provided by (used in) operating activities
Cash flows provided by (used in) operating activities in the first quarter 2026 and 2025 (in thousands) were as follows:

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$16,081	$(19,989)	$36,070
Our cash flows provided by (used in) operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $36.1 million change in cash provided by (used in) operating activities was primarily driven by higher cash receipts due to the timing of receipts under new and existing agreements and was partially offset by higher cash operating expenses, including increased revenue share and intellectual property enforcement costs. The table below sets forth the significant items comprising our cash flows provided by (used in) operating activities during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Total Cash Receipts	$141,874	$46,830	$95,044
Cash Outflows:
Cash operating expenses [a]	(93,608)	(50,964)	(42,644)
Income taxes paid [b]	(6,462)	(10,204)	3,742
Total cash outflows	(100,070)	(61,168)	(38,902)

Other working capital adjustments	(25,723)	(5,651)	(20,072)

Cash flows provided by (used in) operating activities	$16,081	$(19,989)	$36,070
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $27.5 million and $2.6 million in first quarter 2026 and 2025, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash provided by investing activities for first quarter 2026 was $16.4 million, a $43.1 million change from $59.5 million in first quarter 2025. During first quarter 2026, we sold $29.8 million of short-term marketable securities, net of purchases, and capitalized $15.1 million of patent costs and property and equipment purchases. During first quarter 2025, we sold $86.2 million of short-term marketable securities, net of purchases, and capitalized $26.7 million of patent costs and property and equipment purchases.
Net cash used in financing activities for first quarter 2026 was $169.2 million, a change of $126.2 million from $43.0 million in first quarter 2025. This change was primarily attributable to an $80.0 million payment related to the partial conversion of the 2027 Notes in first quarter 2026. The change also reflects higher cash outflows in 2026, including a $22.8 million increase in taxes withheld on restricted stock unit vestings due to a higher share price at vesting and a $6.4 million increase in dividends paid following the increases in the declared dividend from $0.45 to $0.70. In addition, during first quarter 2025, we received $7.3 million due to the exercise of stock options.
Other
Our combined short-term and long-term deferred revenue balance as of March 31, 2026 was approximately $420.5 million, a net increase of $90.9 million from December 31, 2025. This increase in deferred revenue was primarily due to cash receipts on new and existing patent license agreements, partially offset by amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the March 31, 2026 deferred revenue balance of $420.5 million by $261.1 million over the next twelve months.

Convertible Notes
See Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
From January 1, 2024 through June 30, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (initial conversion price of approximately $77.49 per share), or above the strike price of the warrants (weighted average strike price of $105.55 per share), the impact of conversion of the 2027 Notes or exercise of the warrants, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. In those periods, we calculate the incremental shares associated with the 2027 Notes (under the if‑converted method) or the warrants based on the average market price of our common stock during the period and include those incremental shares in weighted‑average diluted shares outstanding.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the diluted EPS calculation. As described in Note 5, "Obligations" in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the 2027 Notes are convertible into cash up to the aggregate principal amount of 2027 Notes to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how changes in our stock price would affect the shares issuable under the 2027 Notes and related warrant transactions, the incremental shares included in diluted EPS under the if‑converted method (“Total Incremental Shares”), the shares deliverable to us under the 2027 Note Hedge Transactions, and the resulting net incremental shares, based on $380.0 million aggregate principal amount outstanding and approximately 6.0 million related warrants as of March 31, 2026 (in thousands):

	2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital Upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
$105	1,322	—	1,322	(1,322)	—
$125	1,901	931	2,832	(1,901)	931
$150	2,408	1,773	4,181	(2,408)	1,773
$175	2,770	2,374	5,144	(2,770)	2,374
$200	3,041	2,825	5,866	(3,041)	2,825
$225	3,252	3,176	6,428	(3,252)	3,176
$250	3,421	3,456	6,877	(3,421)	3,456
$275	3,559	3,686	7,245	(3,559)	3,686
$300	3,675	3,877	7,552	(3,675)	3,877
$325	3,772	4,039	7,811	(3,772)	4,039
$350	3,856	4,178	8,034	(3,856)	4,178
$375	3,928	4,298	8,226	(3,928)	4,298
$400	3,991	4,403	8,394	(3,991)	4,403
$425	4,047	4,496	8,543	(4,047)	4,496
$450	4,097	4,579	8,676	(4,097)	4,579
$475	4,141	4,653	8,794	(4,141)	4,653
$500	4,181	4,719	8,900	(4,181)	4,719
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
First Quarter 2026 Compared to First Quarter 2025
Revenue
The following table compares first quarter 2026 revenue to first quarter 2025 revenue (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
Smartphone	$123,391	$183,991	$(60,600)	(33)%
CE, IoT/Auto	81,891	26,267	55,624	212%
Other	134	249	(115)	(46)%
Total Revenue	$205,416	$210,507	$(5,091)	(2)%

Catch-up revenue(a), included above	$63,623	$84,785	$(21,162)	(25)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
Total revenue of $205.4 million was relatively flat compared to first quarter 2025, decreasing slightly primarily due to lower catch-up revenue recognized from the LG TV and Sony agreements in first quarter 2026, as compared to catch-up revenue from vivo Mobile in first quarter 2025, and the expiration of the Samsung TV agreement. This decrease was partially offset by new revenue from the Samsung arbitration decision and from thirteen new patent license agreements signed in the last twelve months.
In first quarter 2026 and 2025, 61% and 71%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In first quarter 2026 and 2025, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended March 31,
	2026	2025
Customer A	29%	<10%
Customer B	16%	16%
Customer C	16%	12%
Customer D	<10%	43%
Operating Expenses
The following table summarizes the changes in operating expenses between first quarter 2026 and first quarter 2025 by category (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
Research and portfolio development	$55,835	$47,430	$8,405	18%
Licensing	52,119	17,677	34,442	195%
General and administrative	15,201	13,568	1,633	12%
Total operating expenses	$123,155	$78,675	$44,480	57%

Operating expenses increased to $123.2 million in first quarter 2026 compared to $78.7 million in first quarter 2025. The $44.5 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Revenue share	$24,849
Intellectual property enforcement, net	10,527
Personnel-related costs	4,284
Other	4,820
Total increase in operating expenses	$44,480
The $44.5 million increase in operating expenses was driven by a $24.8 million increase in revenue share costs, primarily related to the catch-up revenue recognized on the LG TV agreement signed in first quarter 2026, and a $10.5 million increase in intellectual property enforcement costs related to the Disney, Amazon, and Transsion proceedings. These enforcement costs are expected to continue through 2026 and could increase as these and other matters progress. In addition, personnel-related costs increased $4.3 million primarily due to higher wages and employer-paid payroll taxes.
Research and portfolio development expense: Research and portfolio development expense increased compared to first quarter 2025 primarily due to the above noted increase in personnel-related costs.
Licensing expense: Licensing expense increased compared to first quarter 2025 primarily due to the above noted changes in revenue share and intellectual property enforcement costs.
General and administrative expense: General and administrative expense increased compared to first quarter 2025 primarily due to the above noted increase in personnel-related costs.
Non-Operating Income (expense), net
The following table compares first quarter 2026 non-operating expense, net to first quarter 2025 non-operating income, net (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
Interest expense	$(9,067)	$(9,871)	$804	8%
Interest and investment income	10,529	9,264	1,265	14%
Other (expense) income, net	(3,929)	994	(4,923)	(495)%
Total non-operating (expense) income, net	$(2,467)	$387	$(2,854)	(737)%
The change in non-operating (expense) income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $2.9 million in first quarter 2026, compared to a $2.2 million net gain in first quarter 2025.
Income taxes
In first quarter 2026 and 2025, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 5.6% and 12.6%, respectively. The change in effective tax rate was primarily due to an increase in the amount of tax benefits related to share-based compensation.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include certain information regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2025 Form 10-K and the risks and uncertainties set forth below:
•unanticipated delays or difficulties in the execution of patent license agreements on acceptable terms or at all;
•our ability to expand our revenue opportunities by entering into licensing arrangements with streaming and cloud-based service providers;
•the initiation of new legal proceedings or the resolution of ongoing legal proceedings, including any awards or judgments relating to such proceedings, and changes in the schedules or costs associated therewith;
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
•the potential effects of macroeconomic conditions or global conflicts;
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2025 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

See Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. RISK FACTORS.
Reference is made to Part I, Item 1A, “Risk Factors” included in our 2025 Form 10-K for information concerning risk factors, which should be read in conjunction with the factors set forth in the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 -- Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the 2025 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common shares during first quarter 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2026 - January 31, 2026	—	$—	—	$127,214,100
February 1, 2026 - February 28, 2026	—	$—	—	$127,214,100
March 1, 2026 - March 31, 2026	24,000	$340.19	24,000	$119,048,708
Total	24,000	$340.19	24,000
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During first quarter 2026, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements”, as such term is defined in Item 408(a) of Regulation S-K:

	Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
John D. Markley, Jr.	Terminate	March 11, 2026	X		1,100	November 6, 2026
John D. Markley, Jr.	Adopt	March 11, 2026	X		2,400	March 31, 2027
Julia Mattis	Adopt	March 4, 2026	X		1,600	March 4, 2027
Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	InterDigital, Inc. Amended and Restated Executive Severance and Change in Control Policy
10.2	2017 Equity Incentive Plan, Amendment to Term Sheet for Performance-Based Stock Option Awards
10.3	2025 Equity Incentive Plan, Form of Term Sheet for Performance-Based Stock Option Awards
10.4	2025 Equity Incentive Plan, Form of Term Sheet for Restricted Stock Units (Time-Based Award) (revised March 2026)
10.5	2025 Equity Incentive Plan, Form of Term Sheet for Restricted Stock Units (Performance-Based Award) (revised March 2026)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: April 30, 2026	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: April 30, 2026	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer