Form 10-Q
period 2026-06-30
InterDigital, Inc.
filed 2026-07-30
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,806,007
Title of Class	Outstanding at July 28, 2026

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$615,590	$738,960
Short-term investments	496,821	504,200
Accounts receivable	193,001	69,816
Prepaid and other current assets	91,151	74,994
Total current assets	1,396,563	1,387,970
Property and equipment, net	22,274	23,713
Patents, net	317,569	318,756
Deferred tax assets	123,650	141,326
Other non-current assets, net	332,036	192,525
Total assets	$2,192,092	$2,064,290
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$378,239	$458,376
Accounts payable	9,831	10,048
Accrued compensation and related expenses	33,236	50,050
Deferred revenue	325,740	193,722
Dividends payable	18,064	17,980
Other accrued expenses	35,960	22,326
Total current liabilities	801,070	752,502
Long-term debt	10,861	16,292
Long-term deferred revenue	116,472	135,882
Other long-term liabilities	61,520	58,494
Total liabilities	989,923	963,170
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 71,988 and 70,965 shares issued and 25,806 and 25,685 shares outstanding	719	709
Additional paid-in capital	1,087,741	816,903
Retained earnings	2,267,959	2,113,240
Accumulated other comprehensive (loss) gain	(1,257)	299
Treasury stock, 46,182 and 45,280 shares of common stock held at cost	(2,152,993)	(1,830,031)
Total shareholders' equity	1,202,169	1,101,120
Total liabilities and shareholders' equity	$2,192,092	$2,064,290

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$260,170	$300,596	$465,586	$511,103
Operating expenses:
Research and portfolio development	56,407	53,674	112,242	101,104
Licensing	34,725	23,909	86,844	41,586
General and administrative	29,799	17,586	45,000	31,154
Total operating expenses	120,931	95,169	244,086	173,844

Income from operations	139,239	205,427	221,500	337,259

Interest expense	(8,583)	(9,537)	(17,650)	(19,408)
Other income, net	12,722	15,144	19,322	25,402
Income before income taxes	143,378	211,034	223,172	343,253
Income tax provision	(27,006)	(30,466)	(31,471)	(47,083)
Net income	$116,372	$180,568	$191,701	$296,170

Net income per common share:
Basic	$4.51	$6.97	$7.44	$11.47
Diluted	$3.40	$5.35	$5.51	$8.81
Weighted-average number of common shares outstanding:
Basic	25,831	25,917	25,776	25,829
Diluted	34,260	33,725	34,770	33,615

Cash dividends declared per common share	$0.70	$0.60	$1.40	$1.20

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$116,372	$180,568	$191,701	$296,170
Unrealized (loss) gain on investments, net of tax	(621)	95	(1,556)	351
Comprehensive income	$115,751	$180,663	$190,145	$296,521
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$857,215
Net income	—	—	—	115,602	—	—	—	115,602
Net change in unrealized gain on short-term investments	—	—	—	—	256	—	—	256
Dividends declared ($0.60 per share)	—	—	450	(16,027)	—	—	—	(15,577)
Exercise of common stock options	100	1	7,314	—	—	—	—	7,315
Issuance of common stock, net	218	2	(32,178)	—	—	—	—	(32,176)
Share-based compensation	—	—	9,498	—	—	—	—	9,498
Repurchase of common stock	—	—	—	—	—	24	(5,249)	(5,249)
Balance, March 31, 2025	70,895	$708	$793,624	$1,875,398	$(202)	44,919	$(1,732,644)	$936,884
Net income	—	—	—	180,568	—	—	—	180,568
Net change in unrealized gain on short-term investments	—	—	—	—	95	—	—	95
Dividends declared ($0.60 per share)	—	—	538	(16,045)	—	—	—	(15,507)
Exercise of common stock options	1	—	15	—	—	—	—	15
Issuance of common stock, net	15	1	(940)	—	—	—	—	(939)
Share-based compensation	—	—	11,836	—	—	—	—	11,836
Repurchase of common stock	—	—	—	—	—	123	(26,168)	(26,168)
Balance, June 30, 2025	70,911	$709	$805,073	$2,039,921	$(107)	45,042	$(1,758,812)	$1,086,784

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2025	70,965	$709	$816,903	$2,113,240	$299	45,280	$(1,830,031)	$1,101,120
Net income	—	—	—	75,329	—	—	—	75,329
Net change in unrealized loss on short-term investments	—	—	—	—	(935)	—	—	(935)
Dividends declared ($0.70 per share)	—	—	392	(18,498)	—	—	—	(18,106)
Issuance of common stock, net	212	2	(55,005)	—	—	—	—	(55,003)
Share-based compensation	—	—	10,339	—	—	—	—	10,339
Repurchase of common stock	—	—	—	—	—	24	(8,165)	(8,165)
Settlement of the 2027 Notes	802	8	(503)	—	—	—	—	(495)
Settlement of the 2027 Hedge	—	—	291,815	—	—	802	(291,813)	2
Balance, March 31, 2026	71,979	$719	$1,063,941	$2,170,071	$(636)	46,106	$(2,130,009)	$1,104,086
Net income	—	—	—	116,372	—	—	—	116,372
Net change in unrealized loss on short-term investments	—	—	—	—	(621)	—	—	(621)
Dividends declared ($0.70 per share)	—	—	420	(18,484)	—	—	—	(18,064)
Issuance of common stock, net	9	—	(726)	—	—	—	—	(726)
Share-based compensation	—	—	24,103	—	—	—	—	24,103
Repurchase of common stock	—	—	—	—	—	76	(22,981)	(22,981)
Settlement of the 2027 Notes and Hedge	—	—	3	—	—	—	(3)	—
Balance, June 30, 2026	71,988	$719	$1,087,741	$2,267,959	$(1,257)	46,182	$(2,152,993)	$1,202,169
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$191,701	$296,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,690	37,678
Change in deferred revenue	107,608	(71,206)
Deferred income taxes	18,090	31,572
Share-based compensation	34,442	21,334
Other	(3,353)	(1,842)
Increase in assets:
Receivables	(123,185)	(200,405)
Non-current contract assets	(122,000)	(9,000)
Deferred charges and other assets	(40,267)	(5,044)
(Decrease) Increase in liabilities:
Accounts payable	(2,278)	801
Accrued compensation and other expenses	(831)	(14,929)
Net cash provided by operating activities	98,617	85,129
Cash flows from investing activities:
Purchases of short-term investments	(278,941)	(236,016)
Proceeds from maturities and sales of short-term investments	291,002	254,003
Capital expenditures	(2,549)	(15,082)
Capitalized patent costs	(28,466)	(25,125)
Long-term investments	1,709	—
Net cash used in investing activities	(17,245)	(22,220)
Cash flows from financing activities:
Payments on long-term debt	(88,019)	(1,284)
Net proceeds from exercise of stock options	—	7,331
Taxes withheld upon restricted stock unit vestings	(55,729)	(33,116)
Repurchase of common stock	(31,146)	(31,417)
Taxes paid on repurchase of common stock	(277)	—
Dividends paid	(36,086)	(27,134)
Net cash used in financing activities	(211,257)	(85,620)
Net decrease in cash, cash equivalents, and restricted cash	(129,885)	(22,711)
Cash, cash equivalents, and restricted cash, beginning of period	754,268	551,547
Cash, cash equivalents, and restricted cash, end of period	$624,383	$528,836
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of June 30, 2026, the results of our operations for the three and six months ended June 30, 2026 and 2025 and our cash flows for the six months ended June 30, 2026 and 2025. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 5, 2026. Definitions of capitalized terms not defined herein appear within our 2025 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information:	2026	2025
Interest paid	$6,650	$8,050
Income taxes paid, including foreign withholding taxes	24,342	21,764
Non-cash investing and financing activities:
Non-cash acquisition of patents	3,000	19,319
Dividend payable	18,064	15,507
(Increase)/Decrease in accrued capitalized expenditures and patent costs	(2,061)	4,961
Right-of-use assets obtained in exchange of operating lease liabilities	597	880
Settlement of the 2027 Notes and Hedge Transactions	291,314	—
Unsettled repurchase of common stock	—	468

New Accounting Guidance
Accounting Standards Update: Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in ASU 2024-04 require disclosures for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption allowed. We adopted this guidance as of January 1, 2026, and there was no impact of this adoption on our consolidated financial statements.
Accounting Standards Update: Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40)". The amendments in ASU 2025-06 amend certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption allowed. We adopted this guidance as of January 1, 2026, and there was no material impact of this adoption on our consolidated financial statements.
Accounting Standards Update: Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in ASU 2024-03 require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.
Accounting Standards Update: Interim Reporting (Topic 270): Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The amendments provide clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact of adoption on our consolidated financial statements.

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
Smartphone	$122,700	$235,084	$(112,384)	(48)%
CE, IoT/Auto	27,470	65,331	(37,861)	(58)%
Streaming and Cloud Services	110,000	—	110,000	N/M
Other	—	181	(181)	(100)%
Total Revenue	$260,170	$300,596	$(40,426)	(13)%

Catch-up revenue (a), included above	$103,745	$162,328	$(58,583)	(36)%

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
Smartphone	$246,091	$419,075	$(172,984)	(41)%
CE, IoT/Auto	109,361	91,598	17,763	19%
Streaming and Cloud Services	110,000	—	110,000	N/M
Other	134	430	(296)	(69)%
Total Revenue	$465,586	$511,103	$(45,517)	(9)%

Catch-up revenue (a), included above	$167,368	$247,113	$(79,745)	(32)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
N/M     Not meaningful
During the six months ended June 30, 2026, we recognized $108.1 million of revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2026, we had contract assets of $32.3 million included within "Accounts receivable" and $143.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet. As of December 31, 2025, we had contract assets of $19.7 million included within "Accounts receivable" and $21.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet.
Contracted Revenue
As of June 30, 2026, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of existing contracts (in thousands):

Revenue (a)
Remainder of 2026	$292,266
2027	572,557
2028	476,769
2029	416,840
2030	280,601
Thereafter	73,758
Total Revenue	$2,112,791
(a)    This table includes estimated revenue related to our Lenovo and Amazon arbitrations. In accordance with ASC 606, this estimate is limited to the amount of revenue we expect to recognize only to the extent we believe it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash currently consist of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents, and restricted cash as of June 30, 2026, December 31, 2025, and June 30, 2025 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,
	2026	2025	2025
Cash and cash equivalents	$615,590	$738,960	$517,894
Restricted cash included within prepaid and other current assets	8,793	15,308	10,942
Total cash, cash equivalents, and restricted cash	$624,383	$754,268	$528,836
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Three licensees comprised 83% and 55% of our accounts receivable balances as of June 30, 2026 and December 31, 2025, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications and consumer electronics equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$605,024	$—	$—	$605,024
Commercial paper (b)	—	157,289	—	157,289
U.S. government securities	—	166,507	—	166,507
Corporate bonds, asset backed and other securities	—	192,384	—	192,384
Total	$605,024	$516,180	$—	$1,121,204

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (a)	$745,024	$—	$—	$745,024
Commercial paper	—	121,361	—	121,361
U.S. government securities	—	240,556	—	240,556
Corporate bonds, asset backed and other securities (c)	—	151,527	—	151,527
Total	$745,024	$513,444	$—	$1,258,468
______________________________
(a)Primarily included within cash and cash equivalents.
(b)As of June 30, 2026, $19.4 million of commercial paper was included within cash and cash equivalents.
(c)As of December 31, 2025, $9.2 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's convertible notes (the "Convertible Notes") reported as of June 30, 2026 and December 31, 2025, were as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	June 30, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$379,981	$378,239	$1,387,079	$459,986	$456,786	$1,905,819
Technicolor Patent Acquisition Long-Term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition (as defined in Note 5, "Obligations") long-term debt reported as of June 30, 2026 and December 31, 2025 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$10,861	$10,506	$17,882	$18,178

4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Tax receivables	$55,576	$39,638
Prepaid assets	22,231	13,335
Restricted cash	8,793	15,308
Other current assets	4,551	6,713
Total Prepaid and other current assets	$91,151	$74,994
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Contract asset	$143,000	$21,000
Tax receivables	97,231	98,846
Goodwill	24,073	24,073
Right-of-use assets	12,832	13,797
Long-term investments	12,735	11,718
Other non-current assets	42,165	23,091
Total Other non-current assets, net	$332,036	$192,525
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued legal fees	$29,754	$14,008
Other accrued expenses	6,206	8,318
Total Other accrued expenses	$35,960	$22,326
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Deferred compensation liabilities	$29,969	$25,454
Operating lease liabilities	12,440	13,540
Other long-term liabilities	19,111	19,500
Total Other long-term liabilities	$61,520	$58,494
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

The 2027 Notes will be convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the 2027 Notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate was 12.9041 shares of common stock per $1,000 principal amount of the 2027 Notes. Effective July 8, 2026, the conversion rate was adjusted to 13.0351 shares of common stock per $1,000 principal amount of the 2027 Notes (which is equivalent to a conversion price of approximately $76.72 per share), subject to further adjustment. From the period January 1, 2024 through September 30, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions ("2027 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that corresponds to the conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also, on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions ("2027 Warrant Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 6.0 million shares of common stock. As of June 30, 2026, the warrants under the 2027 Warrant Transactions had a strike price of $105.43 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
In December 2025, holders elected to convert $80.0 million principal amount of the 2027 Notes, which was settled in the first quarter of 2026. We paid the $80.0 million principal amount in cash and issued 0.8 million shares to settle the conversion spread. These shares issued were offset by 0.8 million shares received upon partial settlement of the 2027 Note Hedge Transactions, resulting in no incremental outstanding shares resulting from the conversion. As of June 30, 2026, $380.0 million in principal of the 2027 Notes remains outstanding, of which holders had elected to convert $80.3 million principal amount, which will settle in third quarter 2026. No incremental outstanding shares will result from such conversions due to the offsetting impact of the 2027 Note Hedge Transactions, however the 2027 Warrant Transactions described above remain outstanding.
The following table reflects the carrying value of our Convertible Notes long-term debt as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
3.50% Senior Convertible Notes due 2027	$379,981	$459,986
Less: Deferred financing costs	(1,742)	(3,200)
Net carrying amount of the Convertible Notes	378,239	456,786
Less: Current portion of long-term debt	(378,239)	(456,786)
Long-term net carrying amount of the Convertible Notes	$—	$—
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and six months ended June 30, 2026 and 2025, relating to the contractual interest coupon and the amortization of deferred financing costs of the 2027 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual coupon interest	$3,091	$4,025	$6,416	$8,050
Amortization of deferred financing costs	454	509	965	1,011
Total	$3,545	$4,534	$7,381	$9,061

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of June 30, 2026 and December 31, 2025 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenue generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and six months ended June 30, 2026, we recognized $0.4 million and $1.0 million, respectively, of interest expense related to this debt, compared to $0.6 million and $0.8 million during the three and six months ended June 30, 2025, respectively. These amounts were included within “Interest expense” in the condensed consolidated statements of income. Any future payments made to, or additional proceeds received from, CPPIB Credit will decrease or increase the long-term debt balance accordingly. We made $8.0 million and $1.3 million in payments to CPPIB Credit during the six months ended June 30, 2026 and 2025, respectively.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts under the Madison Arrangement only, subject to certain conditions and hurdles. As of June 30, 2026, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the condensed consolidated financial statements.
6. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Amazon
In June 2026, the Company reached an agreement with Amazon.com, Inc. and certain of its subsidiaries (“Amazon”) to suspend or withdraw all pending litigation and enter into binding arbitration to determine the final terms of a patent license agreement.
Brazil Proceedings
In September 2025, Amazon filed a claim in the Second Business Court of Sao Paulo (“Sao Paulo Court”) against the Company and certain of its subsidiaries. The claims alleged the non-infringement and non-essentiality of certain patents relating to video coding and video streaming technologies. Amazon was seeking a declaration that the challenged Brazilian patents were not infringed, and a declaration preventing enforcement by the Company of any video coding patents anywhere in Brazil.

In November 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Amazon. The claim alleged infringement of certain of the Company’s patents relating to video coding technologies. The Company was seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. In July 2026, the parties stayed all Brazil proceedings pending the outcome of the arbitration described above.
Eastern District of Virginia Proceedings
In December 2025, the Company and certain of its subsidiaries filed a claim in the Federal District Court of the Eastern District of Virginia against Amazon. The claim alleged infringement of four of the Company’s patents relating to video coding and video streaming technologies. The Company was seeking, among other relief, damages to prevent further infringement of the asserted patents. In July 2026, the court stayed the case in view of the arbitration agreement described above.
Germany Proceedings
In November and December 2025, the Company and certain of its subsidiaries filed patent infringement claims in three separate proceedings in the Munich and Mannheim Regional Courts against Amazon. The claims alleged infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Company withdrew its Germany proceedings following entry into the arbitration agreement described above.
International Trade Commission and Companion District Court Proceedings
In November 2025, the Company and certain of its subsidiaries filed a companion patent infringement complaint against Amazon in the Federal District Court of the District of Delaware. The claims alleged infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The case has been stayed pending resolution of the arbitration.
In December 2025, the Company and certain of its subsidiaries filed a complaint in the United States International Trade Commission ("ITC") alleging that Amazon was engaged in unfair trade practices, and that certain of Amazon's video-capable electronic devices like smart TVs, streaming devices, tablets and smart display devices, and components thereof, infringe certain claims of the asserted patents. As relief, the Company was seeking, among other relief, a limited exclusion order against Amazon barring from entry into the United States all of Amazon’s products that infringe the asserted patents and cease and desist orders prohibiting Amazon from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products. In July 2026, the ITC terminated the investigation following entry into the arbitration agreement.
United Kingdom Proceedings
In August 2025, Amazon.com filed a claim in the High Court of Justice of England and Wales against the Company and certain of its subsidiaries. The claims alleged the non-infringement and invalidity of certain patents relating to video coding and video streaming technologies. Amazon was seeking, among other relief, a rate-setting and order that InterDigital offer Amazon a RAND license as declared by the Court, or a declaration that InterDigital is in breach of its RAND commitment and an unwilling licensor and damages arising from such breach, and a declaration that the challenged patents are invalid and non-essential and not infringed.
All deadlines in the UK proceedings were suspended following entry into the arbitration agreement described above.
UPC Proceedings
In November and December of 2025, the Company and certain of its subsidiaries filed patent infringement claims in three separate proceedings in the Mannheim Local Divisional Court and Dusseldorf Local Divisional Court of the UPC against Amazon. The claims alleged infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company was seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The UPC proceedings were stayed in July 2026 following entry into the arbitration agreement described above.
Western District of Texas Proceedings
In February 2026, the Company and certain of its subsidiaries filed a complaint with the District Court for the Western District of Texas. The claim alleged infringement of six of the Company’s patents covering certain networking technologies relating to the delivery of video content. The Company was seeking, among other relief, damages to prevent further infringement of the asserted patents. In July 2026, the court stayed the case in view of the arbitration agreement described above.

Disney
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
In September 2025, the Court granted the Company’s preliminary injunction request. The Appellate Court initially granted Disney’s request to stay the preliminary injunction pending hearing of an appeal, but that stay was lifted. In May 2026, the Court affirmed the lower court’s preliminary injunction decision.
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
In March 2025, Disney filed an answer and asserted multiple counterclaims against the Company. In April 2025, Disney filed a motion for an anti-suit injunction to prevent enforcement of any potential injunctive relief in Brazil, which the court denied. In March 2026, the court issued a claim construction decision holding that certain claims of a subset of the asserted patents were invalid for lack of sufficient definiteness; the balance of the decision was favorable. The Company is seeking reconsideration as to one of the claims held to be indefinite, and further intends to appeal such conclusions.
The case was stayed in June 2026 pending resolution of ex parte reexamination proceedings and the declaratory judgment action filed by Dolby referenced below.
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
Germany Proceedings
In February and April 2025, the Company and certain of its subsidiaries filed patent infringement claims in four separate proceedings in the Munich Regional Court against Disney. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
In October 2025, the Court held a hearing and issued an order finding validity of and infringement by Disney of one of the Company’s patents. The order enjoined Disney from further infringement. Disney is currently appealing the Court’s determinations. In January 2026, the Court imposed fines of €550,000 for Disney’s violations of the injunction following a request for coercive measures from the Company. Disney appealed, and the fine was adjusted on appeal to €50,000. Enforcement of the patent was stayed in May 2026 pending final decision from the Federal Patent Court on validity.
In November 2025, the Court held another hearing and issued another order finding infringement by Disney of another of the Company’s patents. The order also enjoined Disney from further infringement. In July 2026, the Court imposed fines of €150,000 for Disney’s violations of the injunction following a request for coercive measures from the Company.
In February 2026, the Court held another hearing and issued another order finding infringement by Disney of another of the Company’s patents. The order also enjoined Disney from further infringement. A hearing on the remaining asserted patent has not yet been scheduled.

In July 2026, the Company filed an additional suit asserting infringement of a patent relating to video streaming technologies.
UPC Proceedings
In February and April of 2025, the Company and certain of its subsidiaries filed patent infringement claims in four separate proceedings, two in each court, in the Mannheim Local Divisional Court and Dusseldorf Local Divisional Court of the UPC against Disney. The claims allege infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents.
The Mannheim Court held a hearing for one of the two asserted patents in May 2026, found infringement and issued an injunction in June 2026. The Dusseldorf Court held a hearing on one of the asserted patents in June 2026, also found infringement and issued an injunction in July 2026. Each of these injunctions spans 11 EU countries. The Dusseldorf Court held an additional hearing on the second asserted patent in July 2026, with a decision expected in September 2026.
In July 2026, the Company filed an additional suit asserting infringement of a patent relating to video streaming technologies in the Mannheim Local Divisional Court.
Dolby
In March 2026, Dolby Laboratories filed two complaints in the Central District of California seeking declaratory judgment relief with respect to six of the Company’s patents. The first complaint seeks declarations of invalidity and noninfringement with respect to one of the Company’s video technology patents that is also currently being asserted against Disney. The second complaint seeks declarations of noninfringement with respect to five of the Company’s video technology patents that have been asserted against Amazon, Hisense and TCL.
In April 2026, the Company filed a motion to dismiss the first complaint; that motion was denied. The Company filed a motion to dismiss the second complaint, which was granted in July 2026.
Hisense
Brazil Proceedings
In February 2026, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Hisense. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
In April 2026, Hisense filed an antitrust action against the Company in the Conselho Administrativo de Defesa Econômica, alleging that the Company has acted as an unwilling licensor. The Company submitted its answer to the complaint in May 2026.
Germany Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Regional Court against Hisense. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Court has scheduled a hearing for first quarter 2027.
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

In February 2026, the Company and certain of its subsidiaries filed a complaint in the ITC alleging that Hisense (and TCL, as further described below) is engaged in unfair trade practices by selling for importation, importing, and selling after importation products that infringe six of the Company's patents. The products include certain video-capable electronic devices like smart TVs, monitor display devices, and components thereof that infringe certain claims of the asserted patents. As relief, the Company is seeking, among other relief, a limited exclusion order against Hisense barring from entry into the United States all of Hisense’s products that infringe the asserted patents and cease and desist orders prohibiting Hisense from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products. The ITC has instituted the investigation. A hearing is scheduled for second quarter 2027, with a final determination currently expected by the end of 2027.
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
Lenovo
In fourth quarter 2024, the Company reached an agreement with Lenovo Group Limited and certain of its subsidiaries (“Lenovo”) to enter into binding arbitration to determine the final terms of a new patent license agreement, which will be effective from January 1, 2024. In November 2024, the Company filed a request for arbitration with the International Chamber of Commerce. In March 2025, the International Chamber of Commerce confirmed the full tribunal for the arbitration. The arbitration hearing is scheduled for fourth quarter 2026.
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
In December 2025, Samsung filed a request to the International Chamber of Commerce seeking to challenge the previously determined royalties. In July 2026, the Company filed jurisdictional objections.
TCL
Brazil Proceedings
In February 2026, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against TCL. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. A hearing has been scheduled for third quarter 2026.
China Proceedings
In July 2026, the Company and certain of its subsidiaries were served with two complaints filed by TCL in the Shenzhen Intermediate People’s Court. The first suit seeks, among other things, a declaration that the Company’s proposed licensing terms for its HEVC portfolio does not comply with FRAND principles, and for the court to determine global FRAND licensing terms for the Company’s HEVC portfolio applicable to TCL’s television products. The second suit seeks, among other things, a declaration that the Company has abused a dominant market position in licensing its Chinese SEPs, and compensation for alleged economic losses caused by this abuse of dominant market position.
Germany Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Regional Court against TCL. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Court has scheduled a hearing for first quarter 2027.
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
In February 2026, the Company and certain of its subsidiaries filed a complaint in the ITC, referenced above with respect to Hisense, alleging that TCL is engaged in unfair trade practices by selling for importation, importing, and selling after importation products that infringe six of the Company's patents. The products include certain video-capable electronic devices like smart TVs, monitor display devices, and components thereof that infringe certain claims of the asserted patents. As relief, the Company is seeking, among other relief, a limited exclusion order against TCL barring from entry into the United States all of TCL’s products that infringe the asserted patent and cease and desist orders prohibiting TCL from importing, selling, offering for sale, marketing, advertising, and distributing, infringing products. The ITC has instituted the investigation. An evidentiary hearing is scheduled for second quarter 2027, with a final determination currently expected by the end of 2027.
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
Tesla
In December 2023, Tesla, Inc. ("Tesla") and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering Avanci’s 5G Connected Vehicle platform. In March 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard during May and June 2024, and in July 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court. An appeal hearing was held in December 2024, and the UK Court of Appeal upheld the lower court's decision and refused Tesla’s request for permission to appeal. Tesla filed an application for permission to appeal to the Supreme Court. In July 2025, the Supreme Court granted Tesla’s request for permission to appeal the issues of whether pool licenses are arguably required to be FRAND, whether all members of the Avanci 5G Platform must be joined to the case, and whether Tesla’s claim advances the possibility of a bilateral license from the Company. In September 2025, the Company filed an application for permission to cross-appeal. The Supreme Court heard the appeal in April 2026. In July 2026, the Supreme Court reversed the decision of the lower courts finding that there was an issue to be tried regarding Tesla’s FRAND claims against the Company and Avanci, and that the UK High Court has jurisdiction to hear those claims.
Transsion
Brazil Proceedings
In September 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Transsion and distributors. The claim alleges infringement of certain of the Company’s patents relating to cellular SEP technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. In March 2026, the Court issued a preliminary injunction enjoining Transsion from selling 5G-compliant devices in Brazil. Transsion has appealed this decision, and the appeal is pending.
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

UPC Proceedings
In September 2025, the Company and certain of its subsidiaries filed patent infringement claims in the Munich Local Divisional Court of the UPC against Transsion Holdings Pvt Ltd and certain of its subsidiaries (“Transsion”) and distributors. The claims allege infringement of certain of the Company’s patents relating to cellular SEP technologies and video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Munich Court has scheduled a hearing for first quarter 2027.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of June 30, 2026, except as noted above.
7. INCOME TAXES
In the six months ended June 30, 2026 and 2025, the Company had an estimated effective tax rate of 14.1% and 13.7%, respectively. The change in effective tax rate is due to an increase in the amount of non-deductible officer’s compensation. During the six months ended June 30, 2026 and 2025, the Company recorded discrete net benefits of $11.0 million and $5.6 million, respectively, primarily related to share-based compensation.
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. The tax law changes affecting the Company primarily involve changes to the timing and amount of certain tax deductions, including those related to Foreign-Derived Deduction Eligible Income (FDDEI), Net CFC Tested Income (NCTI), depreciation, R&D expenditures, and interest expense. The OBBBA did not have a material impact on our financial statements in second quarter 2026.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the six months ended June 30, 2026 and 2025, the Company paid approximately $19.7 million and $14.5 million, respectively, in foreign source creditable withholding tax.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$116,372	$180,568	$191,701	$296,170
Weighted-average shares outstanding:
Basic	25,831	25,917	25,776	25,829
Dilutive effect of stock options and RSUs	895	1,035	966	1,154
Dilutive effect of warrants	3,865	2,982	3,995	2,901
Dilutive effect of convertible securities	3,669	3,791	4,033	3,731
Diluted	34,260	33,725	34,770	33,615
Earnings per share:
Basic	$4.51	$6.97	$7.44	$11.47
Dilutive effect of stock options and RSUs	(0.12)	(0.22)	(0.22)	(0.40)
Dilutive effect of warrants	(0.51)	(0.62)	(0.85)	(0.99)
Dilutive effect of convertible securities	(0.48)	(0.78)	(0.86)	(1.27)
Diluted	$3.40	$5.35	$5.51	$8.81
Shares of common stock issuable upon the exercise or conversion of certain securities have been excluded from our computation of EPS because the strike price or conversion rate, as applicable, of such securities was greater than the average market price of our common stock and, as a result, the effect of such exercise or conversion would have been anti-dilutive. Set forth below are the securities and the weighted-average number of shares of common stock underlying such securities that were excluded from our computation of EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	2,123	2,980	1,991	3,058
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$260,170	$300,596	$465,586	$511,103
Less:
Departmental expenses (a)	51,005	49,355	99,610	90,692
Depreciation and amortization	19,482	19,465	38,690	37,678
Intellectual property enforcement	25,417	11,963	42,922	18,941
Share-based compensation	24,103	11,836	34,442	21,334
Revenue share costs	924	2,550	28,422	5,199
Other non-operating income, net (b)	(4,139)	(5,607)	(1,672)	(5,994)
Income tax provision	27,006	30,466	31,471	47,083
Net income	$116,372	$180,568	$191,701	$296,170
(a) Includes personnel costs, consulting costs, outside services, administrative costs, and other operating expenses.
(b) Includes interest income, interest expense, and other non-operating income and expenses.

10. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and investment income	$10,100	$8,828	$20,629	$18,092
Other	2,622	6,316	(1,307)	7,310
Other income, net	$12,722	$15,144	$19,322	$25,402

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
New Agreements
During second quarter 2026, we entered into an agreement with Amazon, covering Amazon’s services and devices, including Amazon Prime Video. The parties have agreed to resolve all pending litigation and will enter into binding arbitration to determine the final terms of the new patent license agreement. We believe this agreement advances our longer-term strategy to expand our video streaming services licensing program. During second quarter 2026, we began recognizing revenue based on a conservative estimate, consistent with Generally Accepted Accounting Principles in the United States ("GAAP"), in respect of this agreement.
Additionally, we signed a new IoT patent license agreement with a fintech company in the payments space. The agreement covers the licensee’s point-of-sale devices under InterDigital’s global patent portfolio related to the cellular 3G and 4G standards, and the Wi-Fi 5 and Wi-Fi 6 standards.
Disney UPC Injunctions
In rulings in June and July 2026, respectively, the Mannheim and Dusseldorf Local Divisions of the Unified Patent Court (the "UPC") ruled that we are entitled to injunctions over Disney’s infringement of InterDigital patents covering certain video encoding techniques related to HEVC and confirmed the validity of the patents. The UPC is a pan-European patent court which issues decisions that apply across multiple countries in the European Union (EU). The injunctions against Disney each span 11 EU countries, including France, Germany, and Italy. In their rulings, both UPC tribunals concluded that Disney is an "unwilling licensee" based on its conduct. Disney can appeal the decisions.
Other injunctions have been issued by courts in Germany and Brazil for Disney’s infringement of InterDigital’s intellectual property related to high dynamic range technology, the dynamic overlaying of multiple video streams, and additional compression technologies related to HEVC and AVC.
For more information on these proceedings, see Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Notes, Hedge, and Warrant Transactions
During second quarter 2026, the 2027 Notes had a dilutive impact of 3.7 million shares, which is offset from an economic standpoint by the 2027 Note Hedge Transactions and would result in no incremental outstanding shares after conversion. However, under GAAP, we are required to exclude the impact of the shares received from the 2027 Note Hedge Transactions counterparties from the calculation of weighted-average diluted shares outstanding.
From the period January 1, 2024 through September 30, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As of June 30, 2026, $380.0 million in principal of the 2027 Notes remains outstanding, of which holders had elected to convert $80.3 million principal amount, which will settle in third quarter 2026. No incremental outstanding shares will result from such conversions.
As of June 30, 2026, 6.0 million warrants remain outstanding related to the 2027 Warrant Transactions at a strike price of $105.43 per share, subject to adjustment, which mature on a net-share basis beginning September 2027 through April 2028. Refer to "Financial Position, Liquidity, and Capital Resources — Convertible Notes" for further information regarding how changes in our stock price would affect the number of shares issuable related to the 2027 Warrant Transactions. For example, if the share price averaged $275 between September 2027 and April 2028, we would issue 3.7 million shares of common stock related to the 2027 Warrant Transactions.

Return of Capital
In June 2026, we announced a regular quarterly cash dividend of $0.70 per share, which is a 17% increase compared to the dividend declared in second quarter 2025. During second quarter 2026, we returned $41.0 million to shareholders, including $23.0 million through the repurchase of shares of common stock and $18.1 million, or $0.70 per share, of cash dividends declared.
As of June 30, 2026, there was $96.1 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash and Short-term Investments
As of June 30, 2026, we had $1.1 billion of cash, restricted cash, and short-term investments and approximately $1.9 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under the Lenovo and Amazon arbitrations.
93% of our second quarter 2026 revenue came from fixed-fee agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three and six months ended June 30, 2026 and 2025, including the resulting operating cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash vs. Non-cash revenue:	2026	2025	2026	2025
Fixed-fee cash receipts (a)	$164,390	$162,140	$299,220	$184,719
Other cash receipts (b)	12,049	9,193	19,093	33,444
Change in deferred revenue	(21,747)	32,456	(107,608)	71,206
Change in receivables	(15,326)	84,439	123,185	200,405
Other	120,804	12,368	131,696	21,329
Total Revenue	$260,170	$300,596	$465,586	$511,103
Net cash provided by operating activities	$82,536	$105,118	$98,617	$85,129
(a) Fixed-fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenue.
(b) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenue.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long-term deferred revenue as of June 30, 2026 (in thousands):

Deferred Revenue
Remainder of 2026	$210,820
2027	214,632
2028	14,284
2029	1,206
2030	1,270
Thereafter	—
Total	$442,212
Revenue
Second quarter 2026 revenue of $260.2 million includes $103.7 million of catch-up revenue, while second quarter 2025 revenue of $300.6 million includes $162.3 million of catch-up revenue. The $40.4 million decrease in total revenue was driven by lower catch-up revenue, partially offset by recurring revenue recognized from thirteen patent license agreements signed since second quarter 2025. In second quarter 2026, revenue (in descending order) from Amazon, Apple, and Samsung each comprised 10% or more of our consolidated revenue. Refer to "Results of Operations — Second Quarter 2026 Compared to Second Quarter 2025" for further discussion of our 2026 revenue.

Smartphone, CE, IoT/Auto, and Streaming and Cloud Services are the Company's licensing programs. The Smartphone revenue grouping consists primarily of smartphones and also includes other wireless communication devices and infrastructure equipment, such as tablets, and base stations. The CE, IoT/Auto revenue grouping consists of consumer electronics and IoT products, such as televisions, laptops, gaming consoles, set-top boxes, streaming devices, and connected automobiles. The Streaming and Cloud Services revenue grouping consists of SVOD, AVOD, global pay-TV, video conferencing, cloud gaming, and other cloud-based services.
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
Comparability of Financial Results
When comparing second quarter 2026 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our second quarter 2026 revenue includes $103.7 million of catch-up revenue primarily related to the Amazon agreement signed in second quarter 2026.
Operating Expenses
•During second quarter 2026, we incurred $13.7 million of nonrecurring share-based compensation costs driven by business successes.
Other income, net
•During second quarter 2026, we recognized a gain of $1.0 million resulting from observable price changes of our long-term strategic investments, which was included within “Other income, net” in the condensed consolidated statement of income.
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

Cash, cash equivalents, restricted cash, and short-term investments
As of June 30, 2026 and December 31, 2025, we had the following amounts of cash and cash equivalents, restricted cash, and short-term investments (in thousands):

	June 30, 2026	December 31, 2025	Increase/(Decrease)
Cash and cash equivalents	$615,590	$738,960	$(123,370)
Restricted cash included within prepaid and other current assets	8,793	15,308	(6,515)
Short-term investments	496,821	504,200	(7,379)
Total cash, cash equivalents, restricted cash, and short-term investments	$1,121,204	$1,258,468	$(137,264)
The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $211.3 million and cash used in investing activities of $29.3 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $98.6 million. Refer to the sections below for further discussion of these items.
Cash flows provided by operating activities
Cash flows provided by operating activities in the first half 2026 and 2025 (in thousands) were as follows:

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$98,617	$85,129	$13,488
Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $13.5 million change in cash provided by operating activities was primarily driven by higher cash receipts due to the timing of receipts under new and existing agreements and was partially offset by higher cash operating expenses, including increased revenue share and intellectual property enforcement costs. The table below sets forth the significant items comprising our cash flows provided by operating activities during the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Total Cash Receipts	$318,313	$218,163	$100,150
Cash Outflows:
Cash operating expenses [a]	(170,954)	(114,832)	(56,122)
Income taxes paid [b]	(24,342)	(21,764)	(2,578)
Total cash outflows	(195,296)	(136,596)	(58,700)

Other working capital adjustments	(24,400)	3,562	(27,962)

Cash flows provided by operating activities	$98,617	$85,129	$13,488
______________________________
(a) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $28.4 million and $5.2 million in first half 2026 and 2025, respectively.
(b) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for first half 2026 was $17.2 million, a $5.0 million change from $22.2 million in first half 2025. During first half 2026, we sold $12.1 million of short-term marketable securities, net of purchases, and capitalized $31.0 million of patent costs and capital expenditures. During first half 2025, we sold $18.0 million of short-term marketable securities, net of purchases, and capitalized $40.2 million of patent costs and capital expenditures.

Net cash used in financing activities for first half 2026 was $211.3 million, a change of $125.6 million from $85.6 million in first half 2025. This change was primarily attributable to an $80.0 million payment related to the partial conversion of the 2027 Notes in first half 2026. The change also reflects higher cash outflows in 2026, including a $22.6 million increase in taxes withheld on restricted stock unit vestings due to a higher share price at vesting and a $9.0 million increase in dividends paid following the increases in the declared dividend from $0.60 to $0.70. In addition, during first half 2025, we received $7.3 million due to the exercise of stock options.
Other
Our combined short-term and long-term deferred revenue balance as of June 30, 2026 was approximately $442.2 million, a net increase of $112.6 million from December 31, 2025. This increase in deferred revenue was primarily due to cash receipts on new and existing patent license agreements, partially offset by amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the June 30, 2026 deferred revenue balance of $442.2 million by $325.7 million over the next twelve months.
Convertible Notes
See Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
From January 1, 2024 through September 30, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
Our 2027 Notes are included in the diluted earnings per share ("diluted EPS") calculation using the if-converted method in accordance with GAAP. Under the if-converted method, we assume that conversion of convertible securities occurs at the beginning of the reporting period. The 2027 Notes are convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and any value in excess of the principal amount (the "conversion spread") may be settled in cash, shares of the Company’s common stock, or a combination thereof. As the principal amount is required to be paid in cash and only the conversion spread may result in shares being issued, we only include the net number of incremental shares that would be issued upon conversion. We calculate the number of shares of our common stock issuable under the terms of the 2027 Notes based on the average market price of our common stock during the applicable reporting period and include that number in the weighted‑average diluted shares outstanding for the period.
At the time we issued the 2027 Notes, we entered into the 2027 Note Hedge Transactions and 2027 Warrant Transactions (collectively, the "2027 Call Spread Transactions") that together were designed to have the economic effect of reducing potential dilution upon conversion of the 2027 Notes by, in effect, increasing the conversion price of the 2027 Notes on an economic basis. However, under GAAP, since the impact of the 2027 Note Hedge Transactions is anti-dilutive, we exclude from the calculation of diluted EPS the shares of our common stock that we would receive from the counterparties upon settlement of the 2027 Note Hedge Transactions.
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (conversion price of approximately $76.72 per share, subject to adjustment), or above the strike price of the warrants (strike price of $105.43 per share, subject to adjustment), the impact of conversion of the 2027 Notes or exercise of the warrants, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. In those periods, we calculate the incremental shares associated with the 2027 Notes (under the if‑converted method) or the warrants based on the average market price of our common stock during the period and include those incremental shares in weighted‑average diluted shares outstanding.
Under the if-converted method, changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the diluted EPS calculation. As described in Note 5, "Obligations" in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the 2027 Notes are convertible into cash up to the aggregate principal amount of 2027 Notes to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how changes in our stock price would affect the shares issuable under the 2027 Notes and related warrant transactions, the incremental shares included in diluted EPS under the if‑converted method (“Total Incremental Shares”), the shares deliverable to us under the 2027 Note Hedge Transactions, and the resulting net incremental shares, based on $380.0 million aggregate principal amount outstanding and approximately 6.0 million related warrants as of June 30, 2026 (in thousands):

	2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital Upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (a)
	A	B	C=A+B	D	E=C-D
$105	1,328	—	1,328	(1,328)	—
$125	1,907	938	2,845	(1,907)	938
$150	2,414	1,779	4,193	(2,414)	1,779
$175	2,776	2,381	5,157	(2,776)	2,381
$200	3,047	2,832	5,879	(3,047)	2,832
$225	3,258	3,183	6,441	(3,258)	3,183
$250	3,427	3,463	6,890	(3,427)	3,463
$275	3,565	3,693	7,258	(3,565)	3,693
$300	3,680	3,884	7,564	(3,680)	3,884
$325	3,778	4,046	7,824	(3,778)	4,046
$350	3,861	4,185	8,046	(3,861)	4,185
$375	3,934	4,305	8,239	(3,934)	4,305
$400	3,997	4,410	8,407	(3,997)	4,410
$425	4,053	4,503	8,556	(4,053)	4,503
$450	4,102	4,586	8,688	(4,102)	4,586
$475	4,147	4,659	8,806	(4,147)	4,659
$500	4,187	4,726	8,913	(4,187)	4,726
______________________________
(a) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Second Quarter 2026 Compared to Second Quarter 2025
Revenue
The following table compares second quarter 2026 revenue to second quarter 2025 revenue (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
Smartphone	$122,700	$235,084	$(112,384)	(48)%
CE, IoT/Auto	27,470	65,331	(37,861)	(58)%
Streaming and Cloud Services	110,000	—	110,000	N/M
Other	—	181	(181)	(100)%
Total Revenue	$260,170	$300,596	$(40,426)	(13)%

Catch-up revenue(a), included above	$103,745	$162,328	$(58,583)	(36)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
N/M     Not meaningful
Total revenue of $260.2 million decreased compared to second quarter 2025, primarily due to catch-up revenue from the Samsung arbitration and HP agreement recognized in second quarter 2025, partially offset by catch-up revenue from the Amazon agreement recognized in second quarter 2026. This decrease was partially offset by revenue from thirteen new agreements signed in the last twelve months, including the Amazon agreement and the previously announced Xiaomi, Honor, and LG TV agreements.
In second quarter 2026 and 2025, 68% and 78%, respectively, of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In second quarter 2026 and 2025, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended June 30,
	2026	2025
Customer A	42%	<10%
Customer B	13%	11%
Customer C	13%	52%
Customer D	<10%	15%
Operating Expenses
The following table summarizes the changes in operating expenses between second quarter 2026 and second quarter 2025 by category (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
Research and portfolio development	$56,407	$53,674	$2,733	5%
Licensing	34,725	23,909	10,816	45%
General and administrative	29,799	17,586	12,213	69%
Total operating expenses	$120,931	$95,169	$25,762	27%

Operating expenses increased to $120.9 million in second quarter 2026 compared to $95.2 million in second quarter 2025. The $25.8 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Intellectual property enforcement, net	$13,454
Share-based compensation	12,267
Other	41
Total increase in operating expenses	$25,762
The $25.8 million increase in operating expenses was driven by a $13.5 million increase in intellectual property enforcement costs related to ongoing proceedings and a $12.3 million increase in share-based compensation costs due to recent business successes.
Research and portfolio development expense: Research and portfolio development expense increased slightly compared to second quarter 2025 primarily due to the above-noted share-based compensation costs and depreciation.
Licensing expense: Licensing expense increased compared to second quarter 2025 primarily due to the above-noted change in intellectual property enforcement costs.
General and administrative expense: General and administrative expense increased compared to second quarter 2025 primarily due to the above-noted increase in share-based compensation costs.
Non-Operating Income, net
The following table compares second quarter 2026 non-operating income, net to second quarter 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
Interest expense	$(8,583)	$(9,537)	$954	10%
Interest and investment income	10,100	8,828	1,272	14%
Other non-operating income, net	2,622	6,316	(3,694)	(58)%
Total non-operating income, net	$4,139	$5,607	$(1,468)	(26)%
The change in non-operating income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $1.5 million in second quarter 2026, compared to a $3.6 million net gain in second quarter 2025.
Income Taxes
In second quarter 2026 and 2025, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 18.8% and 14.4%, respectively. The change in effective tax rate is primarily due to an increase in the amount of non-deductible officer’s compensation.

First Half 2026 Compared to First Half 2025
Revenue
The following table compares first half 2026 revenue to first half 2025 revenue (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
Smartphone	$246,091	$419,075	$(172,984)	(41)%
CE, IoT/Auto	109,361	91,598	17,763	19%
Streaming and Cloud Services	110,000	—	110,000	N/M
Other	134	430	(296)	(69)%
Total Revenue	$465,586	$511,103	$(45,517)	(9)%

Catch-up revenue(a), included above	$167,368	$247,113	$(79,745)	(32)%
(a)    Catch-up revenue represents revenue associated with reporting periods prior to the execution of the license agreement.
N/M     Not meaningful
Total revenue of $465.6 million decreased $45.5 million from first half 2025 primarily due to catch-up revenue from the Samsung arbitration and vivo and HP agreements recognized in first half 2025, partially offset by catch-up revenue from the Amazon agreement and the LG TV agreement recognized in first half 2026. This decrease was partially offset by revenue from fifteen new agreements signed in the last fifteen months, including the Amazon agreement and the previously announced Xiaomi, Honor, LG TV, and HP agreements.
In first half 2026 and 2025, 65% and 69% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first half 2026 and 2025, the following companies accounted for 10% or more of our total revenue:

	Six Months Ended June 30,
	2026	2025
Customer A	24%	<10%
Customer B	14%	13%
Customer C	14%	36%
Customer E	13%	<10%
Customer F	<10%	20%
Operating Expenses
The following table summarizes the changes in operating expenses between first half 2026 and first half 2025 by category (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
Research and portfolio development	$112,242	$101,104	$11,138	11%
Licensing	86,844	41,586	45,258	109%
General and administrative	45,000	31,154	13,846	44%
Total operating expenses	$244,086	$173,844	$70,242	40%

Operating expenses increased 40% to $244.1 million in first half 2026 from $173.8 million in first half 2025. The $70.2 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Intellectual property enforcement	$23,981
Revenue share	23,223
Share-based compensation	13,108
Other	9,930
Total change in operating expenses	$70,242
The $70.2 million increase in operating expenses was driven by a $23.2 million increase in revenue share costs due to catch-up revenue recognized on the LG TV agreement signed in first half 2026 and by a $13.1 million increase in share-based compensation costs driven by recent business successes. Additionally, intellectual property enforcement costs increased $24.0 million primarily related to ongoing proceedings.
Research and portfolio development expense: Research and portfolio development expense increased compared to first half 2025 primarily due to increases in personnel-related costs and depreciation costs.
Licensing expense: Licensing expense increased by $45.3 million compared to first half 2025 primarily driven by the above-noted increased revenue share costs and intellectual property enforcement costs.
General and administrative expense: General and administrative expense increased $13.8 million primarily due to the above-noted increase in share-based compensation.
Non-Operating Income, net
The following table compares first half 2026 non-operating income, net to first half 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
Interest expense	$(17,650)	$(19,408)	$1,758	9%
Interest and investment income	20,629	18,092	2,537	14%
Other non-operating (expense) income, net	(1,307)	7,310	(8,617)	(118)%
Total non-operating income, net	$1,672	$5,994	$(4,322)	(72)%
The change in non-operating income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $4.4 million in first half 2026, compared to a $5.8 million net gain in first half 2025.
Income Taxes
In first half 2026 and 2025, we had an effective tax rate of 14.1% and 13.7%, respectively. The change in effective tax rate is due to an increase in the amount of non-deductible officer’s compensation.

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
•operational risks, including cybersecurity events, human failures or other difficulties with our information technology systems; and
•risks related to any new accounting standards or our estimates, assumptions and the application of relevant accounting standards, including with respect to revenue recognition.
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common shares during second quarter 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2026 - April 30, 2026	31,500	$349.01	31,500	$108,053,939
May 1, 2026 - May 31, 2026	30,000	$273.39	30,000	$99,851,479
June 1, 2026 - June 30, 2026	14,500	$260.88	14,500	$96,068,318
Total	76,000	$302.34	76,000
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During second quarter 2026, none of the Company's Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Bylaws of InterDigital, Inc., dated as of June 10, 2026 (Exhibit 3.1 to InterDigital's Current Report on Form 8-K filed on June 15, 2026).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

*	Incorporated by reference to the previous filing indicated.
+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: July 30, 2026	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: July 30, 2026	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer