Form 10-Q
period 2026-09-30
InterDigital, Inc.
filed 2026-10-29
CIK 1405495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,753,242
Title of Class	Outstanding at October 27, 2026

InterDigital® is a registered trademark of InterDigital, Inc. All other trademarks, service marks and/or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$639,193	$738,960
Short-term investments	483,410	504,200
Accounts receivable	116,170	69,816
Prepaid and other current assets	87,096	74,994
Total current assets	1,325,869	1,387,970
Property and equipment, net	21,211	23,713
Patents, net	314,190	318,756
Deferred tax assets	134,668	141,326
Other non-current assets, net	361,728	192,525
Total assets	$2,157,666	$2,064,290
Liabilities and Shareholders' equity
Current liabilities:
Current portion of long-term debt	$295,750	$458,376
Accounts payable	12,110	10,048
Accrued compensation and related expenses	39,944	50,050
Deferred revenue	294,935	193,722
Dividends payable	19,324	17,980
Other accrued expenses	37,407	22,326
Total current liabilities	699,470	752,502
Long-term debt	11,238	16,292
Long-term deferred revenue	138,363	135,882
Other long-term liabilities	60,193	58,494
Total liabilities	909,264	963,170
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 72,819 and 70,965 shares issued and 25,780 and 25,685 shares outstanding	728	709
Additional paid-in capital	1,363,212	816,903
Retained earnings	2,328,416	2,113,240
Accumulated other comprehensive (loss) gain	(2,569)	299
Treasury stock, 47,039 and 45,280 shares of common stock held at cost	(2,441,385)	(1,830,031)
Total shareholders' equity	1,248,402	1,101,120
Total liabilities and shareholders' equity	$2,157,666	$2,064,290

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$193,429	$164,682	$659,015	$675,785
Operating expenses:
Research and portfolio development	56,692	53,068	168,934	154,172
Licensing	24,371	19,715	111,215	61,301
General and administrative	13,001	16,091	58,001	47,245
Total operating expenses	94,064	88,874	338,150	262,718

Income from operations	99,365	75,808	320,865	413,067

Interest expense	(8,956)	(10,019)	(26,606)	(29,427)
Other income, net	9,098	10,188	28,420	35,590
Income before income taxes	99,507	75,977	322,679	419,230
Income tax provision	(19,278)	(8,474)	(50,749)	(55,557)
Net income	$80,229	$67,503	$271,930	$363,673

Net income per common share:
Basic	$3.11	$2.62	$10.55	$14.09
Diluted	$2.34	$1.93	$7.86	$10.68
Weighted-average number of common shares outstanding:
Basic	25,795	25,797	25,782	25,818
Diluted	34,214	34,925	34,585	34,051

Cash dividends declared per common share	$0.75	$0.70	$2.15	$1.90

The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$80,229	$67,503	$271,930	$363,673
Unrealized (loss) gain on investments, net of tax	(1,312)	327	(2,868)	678
Comprehensive income	$78,917	$67,830	$269,062	$364,351
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	70,577	$705	$808,540	$1,775,823	$(458)	44,895	$(1,727,395)	$857,215
Net income	—	—	—	115,602	—	—	—	115,602
Net change in unrealized gain on short-term investments	—	—	—	—	256	—	—	256
Dividends declared ($0.60 per share)	—	—	450	(16,027)	—	—	—	(15,577)
Exercise of common stock options	100	1	7,314	—	—	—	—	7,315
Issuance of common stock, net	218	2	(32,178)	—	—	—	—	(32,176)
Share-based compensation	—	—	9,498	—	—	—	—	9,498
Repurchase of common stock	—	—	—	—	—	24	(5,249)	(5,249)
Balance, March 31, 2025	70,895	$708	$793,624	$1,875,398	$(202)	44,919	$(1,732,644)	$936,884
Net income	—	—	—	180,568	—	—	—	180,568
Net change in unrealized gain on short-term investments	—	—	—	—	95	—	—	95
Dividends declared ($0.60 per share)	—	—	538	(16,045)	—	—	—	(15,507)
Exercise of common stock options	1	—	15	—	—	—	—	15
Issuance of common stock, net	15	1	(940)	—	—	—	—	(939)
Share-based compensation	—	—	11,836	—	—	—	—	11,836
Repurchase of common stock	—	—	—	—	—	123	(26,168)	(26,168)
Balance, June 30, 2025	70,911	$709	$805,073	$2,039,921	$(107)	45,042	$(1,758,812)	$1,086,784
Net income	—	—	—	67,503	—	—	—	67,503
Net change in unrealized gain on short-term investments	—	—	—	—	327	—	—	327
Dividends declared ($0.70 per share)	—	—	560	(18,601)	—	—	—	(18,041)
Issuance of common stock, net	52	—	(10,646)	—	—	—	—	(10,646)
Share-based compensation	—	—	9,301	—	—	—	—	9,301
Repurchase of common stock	—	—	—	—	—	138	(35,252)	(35,252)
Settlement of the 2027 Hedge	—	—	40	—	—	—	(40)	—
Balance, September 30, 2025	70,963	$709	$804,328	$2,088,823	$220	45,180	$(1,794,104)	$1,099,976

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2025	70,965	$709	$816,903	$2,113,240	$299	45,280	$(1,830,031)	$1,101,120
Net income	—	—	—	75,329	—	—	—	75,329
Net change in unrealized loss on short-term investments	—	—	—	—	(935)	—	—	(935)
Dividends declared ($0.70 per share)	—	—	392	(18,498)	—	—	—	(18,106)
Issuance of common stock, net	212	2	(55,005)	—	—	—	—	(55,003)
Share-based compensation	—	—	10,339	—	—	—	—	10,339
Repurchase of common stock	—	—	—	—	—	24	(8,165)	(8,165)
Settlement of the 2027 Notes	802	8	(503)	—	—	—	—	(495)
Settlement of the 2027 Hedge	—	—	291,815	—	—	802	(291,813)	2
Balance, March 31, 2026	71,979	$719	$1,063,941	$2,170,071	$(636)	46,106	$(2,130,009)	$1,104,086
Net income	—	—	—	116,372	—	—	—	116,372
Net change in unrealized loss on short-term investments	—	—	—	—	(621)	—	—	(621)
Dividends declared ($0.70 per share)	—	—	420	(18,484)	—	—	—	(18,064)
Issuance of common stock, net	9	—	(726)	—	—	—	—	(726)
Share-based compensation	—	—	24,103	—	—	—	—	24,103
Repurchase of common stock	—	—	—	—	—	76	(22,981)	(22,981)
Settlement of the 2027 Hedge	—	—	3	—	—	—	(3)	—
Balance, June 30, 2026	71,988	$719	$1,087,741	$2,267,959	$(1,257)	46,182	$(2,152,993)	$1,202,169
Net income	—	—	—	80,229	—	—	—	80,229
Net change in unrealized loss on short-term investments	—	—	—	—	(1,312)	—	—	(1,312)
Dividends declared ($0.75 per share)	—	—	448	(19,772)	—	—	—	(19,324)
Issuance of common stock, net	30	1	(7,548)	—	—	—	—	(7,547)
Share-based compensation	—	—	13,316	—	—	—	—	13,316
Repurchase of common stock	—	—	—	—	—	56	(18,741)	(18,741)
Settlement of the 2027 Notes	801	8	(399)	—	—	—	—	(391)
Settlement of the 2027 Hedge	—	—	269,654	—	—	801	(269,651)	3
Balance, September 30, 2026	72,819	$728	$1,363,212	$2,328,416	$(2,569)	47,039	$(2,441,385)	$1,248,402
The accompanying notes are an integral part of these statements.

INTERDIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$271,930	$363,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,353	57,482
Change in deferred revenue	98,694	48,785
Deferred income taxes	7,421	(26,776)
Share-based compensation	47,758	30,635
Other	(4,706)	(2,448)
(Increase) Decrease in assets:
Receivables and contract assets	(188,354)	12,661
Prepaid and other assets	(47,206)	(5,686)
(Decrease) Increase in liabilities:
Accounts payable	(1,061)	2,408
Accrued compensation and other expenses	6,144	325
Net cash provided by operating activities	248,973	481,059
Cash flows from investing activities:
Purchases of short-term investments	(362,380)	(317,357)
Proceeds from maturities and sales of short-term investments	388,135	335,682
Capital expenditures	(3,553)	(15,671)
Capitalized patent costs	(41,603)	(39,591)
Long-term investments	1,709	—
Net cash used in investing activities	(17,692)	(36,937)
Cash flows from financing activities:
Payments on long-term debt	(171,258)	(1,298)
Net proceeds from exercise of stock options	—	7,331
Taxes withheld upon restricted stock unit vestings	(63,276)	(43,762)
Repurchase of common stock	(49,887)	(66,669)
Taxes paid on repurchase of common stock	(277)	—
Dividends paid	(54,150)	(42,641)
Net cash used in financing activities	(338,848)	(147,039)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(107,567)	297,083
Cash, cash equivalents, and restricted cash, beginning of period	754,268	551,547
Cash, cash equivalents, and restricted cash, end of period	$646,701	$848,630
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

INTERDIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of InterDigital, Inc. (individually and/or collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” or “our,” unless otherwise indicated) as of September 30, 2026, the results of our operations for the three and nine months ended September 30, 2026 and 2025 and our cash flows for the nine months ended September 30, 2026 and 2025. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to state fairly the financial condition, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for year-end financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 5, 2026. Definitions of capitalized terms not defined herein appear within our 2025 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.
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
Supplemental Cash Flow Information
The following table presents additional supplemental cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information:	2026	2025
Interest paid	$6,650	$8,050
Income taxes paid, including foreign withholding taxes	55,000	92,711
Non-cash investing and financing activities:
Non-cash acquisition of patents	3,000	19,319
Dividend payable	19,324	18,041
(Increase) Decrease in accrued capitalized expenditures and patent costs	(3,123)	5,499
Right-of-use assets obtained in exchange of operating lease liabilities	597	880
Settlement of the 2027 Notes and Hedge Transactions	560,567	40
Unsettled repurchase of common stock	491	—

New Accounting Guidance
Accounting Standards Update: Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption allowed. We adopted this guidance as of January 1, 2026, and there was no impact of this adoption on our consolidated financial statements.
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
Accounting Standards Update: Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in ASU 2024-03 require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.
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

2. REVENUE
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
Smartphone	$122,631	$136,407	$(13,776)	(10)%
CE, IoT/Auto	55,712	28,219	27,493	97%
Streaming and Cloud Services	15,000	—	15,000	N/M
Other	86	56	30	54%
Total Revenue	$193,429	$164,682	$28,747	17%

Catch-up revenue (1), included above	$36,208	$17,678	$18,530	105%

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
Smartphone	$368,722	$555,482	$(186,760)	(34)%
CE, IoT/Auto	165,073	119,817	45,256	38%
Streaming and Cloud Services	125,000	—	125,000	N/M
Other	220	486	(266)	(55)%
Total Revenue	$659,015	$675,785	$(16,770)	(2)%

Catch-up revenue (1), included above	$203,576	$264,791	$(61,215)	(23)%
(1)    Catch-up revenue represents revenue associated with reporting periods prior to the entry of the agreement.
N/M     indicates not meaningful.
During the nine months ended September 30, 2026, we recognized $152.2 million of revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2026, we had contract assets of $70.1 million included within "Accounts receivable" and $163.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet. As of December 31, 2025, we had contract assets of $19.7 million included within "Accounts receivable" and $21.0 million included within "Other non-current assets, net" in the condensed consolidated balance sheet. Contract assets related to revenue recognized from three ongoing arbitrations totaled $202.0 million and $21.0 million as of September 30, 2026 and December 31, 2025, respectively.
Contracted Revenue
As of September 30, 2026, we expect to recognize the following revenue from dynamic fixed-fee royalty payments over the term of existing contracts (in thousands):

Revenue (1)
Remainder of 2026	$148,271
2027	580,557
2028	484,769
2029	424,840
2030	288,601
Thereafter	73,758
Total Revenue	$2,000,796
(1)    This table includes estimated revenue related to our three ongoing arbitrations. In accordance with ASC 606, this estimate is limited to the amount of revenue we expect to recognize only to the extent we believe it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

3. CASH, CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash primarily consist of money market and demand accounts. The following table provides a reconciliation of total cash, cash equivalents, and restricted cash as of September 30, 2026, December 31, 2025, and September 30, 2025 to the captions within the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,
	2026	2025	2025
Cash and cash equivalents	$639,193	$738,960	$840,270
Restricted cash included within prepaid and other current assets	7,508	15,308	8,360
Total cash, cash equivalents, and restricted cash	$646,701	$754,268	$848,630
Concentration of Credit Risk and Fair Value of Financial Instruments
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States government instruments.
Our accounts receivable and contract assets are derived principally from patent license and technology solutions agreements. Three licensees comprised 72% and 55% of our accounts receivable and long-term contract asset balances as of September 30, 2026 and December 31, 2025, respectively. We perform ongoing credit evaluations of our licensees, who generally include large, multinational, wireless telecommunications and consumer electronics equipment manufacturers. We believe that the book values of our financial instruments approximate their fair values.
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

Recurring Fair Value Measurements
Our financial assets are generally included within short-term investments on our condensed consolidated balance sheets, unless otherwise indicated. Our financial assets and liabilities that are accounted for at fair value on a recurring basis are presented in the tables below as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (1)	$628,509	$—	$—	$628,509
Commercial paper (2)	—	164,865	—	164,865
U.S. government securities	—	120,903	—	120,903
Corporate bonds, asset backed and other securities	—	215,834	—	215,834
Total	$628,509	$501,602	$—	$1,130,111

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market and demand accounts (1)	$745,024	$—	$—	$745,024
Commercial paper	—	121,361	—	121,361
U.S. government securities	—	240,556	—	240,556
Corporate bonds, asset backed and other securities (3)	—	151,527	—	151,527
Total	$745,024	$513,444	$—	$1,258,468
______________________________
(1) Primarily included within cash and cash equivalents.
(2) As of September 30, 2026, $18.2 million of commercial paper was included within cash and cash equivalents.
(3) As of December 31, 2025, $9.2 million of corporate bonds, asset backed and other securities was included within cash and cash equivalents.
Fair Value of Long-Term Debt
Convertible Notes
The principal amount, carrying value and related estimated fair value of the Company's convertible notes (the "Convertible Notes") reported as of September 30, 2026 and December 31, 2025, were as follows (in thousands). The aggregate fair value of the principal amount of the Convertible Notes is a Level 2 fair value measurement.

	September 30, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
2027 Senior Convertible Long-Term Debt	$296,740	$295,750	$1,256,724	$459,986	$456,786	$1,905,819
Technicolor Patent Acquisition Long-Term Debt
The carrying value and related estimated fair value of the Technicolor Patent Acquisition (as defined in Note 5, "Obligations") long-term debt reported as of September 30, 2026 and December 31, 2025 was as follows (in thousands). The aggregate fair value of the Technicolor Patent Acquisition long-term debt is a Level 3 fair value measurement.

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Technicolor Patent Acquisition Long-Term Debt	$11,238	$10,230	$17,882	$18,178

4.    OTHER ASSETS AND LIABILITIES
The amounts included in "Prepaid and other current assets" in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Tax receivables	$55,687	$39,638
Prepaid assets	18,360	13,335
Restricted cash	7,508	15,308
Other current assets	5,541	6,713
Total Prepaid and other current assets	$87,096	$74,994
The amounts included in "Other non-current assets, net" in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract asset	$163,000	$21,000
Tax receivables	98,605	98,846
Goodwill	24,073	24,073
Long-term investments	12,735	11,718
Right-of-use assets	12,018	13,797
Other non-current assets	51,297	23,091
Total Other non-current assets, net	$361,728	$192,525
The amounts included in "Other accrued expenses" in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Accrued legal fees	$29,327	$14,008
Other accrued expenses	8,080	8,318
Total Other accrued expenses	$37,407	$22,326
The amounts included in "Other long-term liabilities" in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Deferred compensation liabilities	$29,805	$25,454
Operating lease liabilities	11,453	13,540
Other long-term liabilities	18,935	19,500
Total Other long-term liabilities	$60,193	$58,494
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

The 2027 Notes will be convertible into cash up to the aggregate principal amount of the 2027 Notes to be converted and in respect of the remainder, if any, of the Company’s obligation in excess of the aggregate principal amount of the 2027 Notes being converted, pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate was 12.9041 shares of common stock per $1,000 principal amount of the 2027 Notes. Effective July 8, 2026, the conversion rate was adjusted to 13.0351 shares of common stock per $1,000 principal amount of the 2027 Notes (which is equivalent to a conversion price of approximately $76.72 per share), subject to further adjustment. From the period January 1, 2024 through December 31, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As such, the 2027 Notes are included in "Current portion of long-term debt" in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
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
On May 24 and May 25, 2022, in connection with the offering of the 2027 Notes, we entered into convertible note hedge transactions ("2027 Note Hedge Transactions") that cover, subject to customary anti-dilution adjustments, approximately 5.9 million shares of common stock, in the aggregate, at a strike price that corresponds to the conversion price of the 2027 Notes, subject to adjustment, and are exercisable upon any conversion of the 2027 Notes. Also, on May 24 and May 25, 2022, we entered into privately negotiated warrant transactions ("2027 Warrant Transactions"), whereby we sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 6.0 million shares of common stock. As of September 30, 2026, the warrants under the 2027 Warrant Transactions had a strike price of $105.30 per share, subject to adjustment, and mature beginning September 2027 through April 2028.
During the nine months ended September 30, 2026, we settled conversions totaling $163.2 million principal amount of the 2027 Notes. In connection therewith, we paid the $163.2 million principal amount in cash and issued 1.6 million shares to settle the conversion spread. These shares issued were offset by 1.6 million shares received upon partial settlement of the 2027 Note Hedge Transactions, resulting in no incremental outstanding shares resulting from the conversion. As of September 30, 2026, $296.7 million in principal of the 2027 Notes remains outstanding, of which holders had elected to convert $2.2 million principal amount, which will settle in fourth quarter 2026. No incremental outstanding shares will result from such conversions due to the offsetting impact of the 2027 Note Hedge Transactions, however the 2027 Warrant Transactions described above remain outstanding.
The following table reflects the carrying value of the 2027 Notes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
3.50% Senior Convertible Notes due 2027	$296,740	$459,986
Less: Deferred financing costs	(990)	(3,200)
Net carrying amount of the Convertible Notes	295,750	456,786
Less: Current portion of long-term debt	(295,750)	(456,786)
Long-term net carrying amount of the Convertible Notes	$—	$—
The following table presents the amount of interest cost recognized, which is included within "Interest expense" in our condensed consolidated statements of income, for the three and nine months ended September 30, 2026 and 2025, relating to the contractual interest coupon and the amortization of deferred financing costs of the 2027 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual coupon interest	$2,577	$4,025	$8,993	$12,075
Amortization of deferred financing costs	361	522	1,326	1,533
Total	$2,938	$4,547	$10,319	$13,608

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
Upon our assumption of Technicolor’s rights and obligations under the Madison Arrangement, our relationship with CPPIB Credit meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income ("ASC 470"), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to CPPIB Credit, as of the acquisition date, as long-term debt in our condensed consolidated balance sheet. This initial fair value measurement was based on the perspective of a market participant and included significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy. The fair value of the long-term debt as of September 30, 2026 and December 31, 2025 is disclosed within Note 3, "Cash, Concentration of Credit Risk and Fair Value of Financial Instruments." Our repayment obligations are contingent upon future royalty revenue generated from the Madison Arrangement and there are no minimum or maximum payments under the arrangement.
Under ASC 470, amounts recorded as debt are amortized under the interest method. At each reporting period, we will review the discounted expected future cash flows over the life of the obligation. The Company made an accounting policy election to utilize the catch-up method when there is a change in the estimated future cash flows, whereby we will adjust the carrying amount of the debt to the present value of the revised estimated future cash flows, discounted at the original effective interest rate, with a corresponding adjustment recognized as interest expense within “Interest expense” in the condensed consolidated statements of income. The effective interest rate as of the acquisition date was approximately 14.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt as of the acquisition date and is used to compute the amount of interest to be recognized each period based on the estimated life of the future revenue streams. During the three and nine months ended September 30, 2026, we recognized $0.4 million and $1.4 million, respectively, of interest expense related to this debt, compared to $0.6 million and $1.4 million during the three and nine months ended September 30, 2025, respectively. These amounts were included within “Interest expense” in the condensed consolidated statements of income. Any future payments made to, or additional proceeds received from, CPPIB Credit will decrease or increase the long-term debt balance accordingly. We made $8.0 million and $1.3 million in payments to CPPIB Credit during the nine months ended September 30, 2026 and 2025, respectively.
Technicolor Contingent Consideration
As part of the Technicolor Patent Acquisition, we entered into a revenue-sharing arrangement with Technicolor that created a contingent consideration liability. Under the revenue-sharing arrangement, Technicolor receives 42.5% of future cash receipts from new licensing efforts under the Madison Arrangement only, subject to certain conditions and hurdles. As of September 30, 2026 and December 31, 2025, the contingent consideration liability from the revenue-sharing arrangement was deemed not probable and is therefore not reflected within the condensed consolidated financial statements.
6. LITIGATION AND LEGAL PROCEEDINGS
ARBITRATIONS AND COURT PROCEEDINGS
Amazon
In June 2026, the Company reached an agreement with Amazon.com, Inc. and certain of its subsidiaries (“Amazon”) to suspend or withdraw all pending litigation and enter into binding arbitration to determine the final terms of a patent license agreement.
Dell
In September 2026, the Company reached an agreement with Dell Inc. ("Dell") to enter into binding arbitration to determine the final terms of a patent license agreement to certain of the Company’s patents.

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
In September 2025, the Court granted the Company’s preliminary injunction request as to both asserted patents. The Appellate Court initially granted Disney’s request to stay the preliminary injunction pending hearing of an appeal, but that stay was lifted. In May 2026, the Court affirmed the lower court’s preliminary injunction decision.
In October 2025, the Company filed another claim in the Regional Business Court of Rio de Janeiro against Disney. The claim alleges infringement of one of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patent.
In September 2026, the Company filed two additional claims in the Regional Business Court of Rio de Janeiro against Disney. The claims each allege infringement of one the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents.
Central District of California Proceedings
In February 2025, the Company and certain of its subsidiaries filed a claim in the Federal District Court of the Central District of California against Disney. The claim alleges infringement of certain of the Company’s patents relating to video coding and video streaming technologies. The Company is seeking, among other relief, damages to prevent further infringement of the asserted patents.
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
The case was stayed in June 2026 pending resolution of ex parte reexamination proceedings and the declaratory judgment action filed by Dolby referenced below. In October 2026, the Company filed a motion to consolidate the Disney and Dolby cases.
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
In September 2025, the Company filed a motion to dismiss Disney’s complaint, or in the alternative, stay the case pending resolution of the Company’s cases against Disney in California, Europe, and Brazil. In October 2025, the Antitrust Division of the United States Department of Justice filed a Statement of Interest in the Delaware case. In September 2026, the Court held a hearing regarding the Company’s motion to dismiss or, in the alternative, stay. The Court granted the Company’s motion to stay and denied the motion to dismiss without prejudice.
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
In October 2025, the Court held a hearing and issued an order finding validity of and infringement by Disney of one of the Company’s patents. The order enjoined Disney from further infringement. Disney is currently appealing the Court’s determinations. In January 2026, the Court imposed fines of €550,000 for Disney’s violations of the injunction following a request for coercive measures from the Company. Disney appealed, and the fine was adjusted on appeal to €50,000. Enforcement of the patent was stayed in May 2026 pending final decision from the Federal Patent Court on validity. The decision is currently expected in fourth quarter 2026.

In November 2025, the Court held another hearing and issued another order finding infringement by Disney of another of the Company’s patents. The order also enjoined Disney from further infringement. In July 2026, the Court imposed fines of €150,000 for Disney’s violations of the injunction following a request for coercive measures from the Company. In September 2026, the Company filed a claim seeking damages for Disney’s infringement of the same patent.
In February 2026, the Court held another hearing and issued another order finding infringement by Disney of another of the Company’s patents. The order also enjoined Disney from further infringement. Hearings on validity and infringement of the remaining asserted patent have been scheduled for fourth quarter 2027.
In July 2026, the Company filed an additional suit asserting infringement of a patent relating to video streaming technologies. A hearing is scheduled for fourth quarter 2026.
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
The Mannheim Court held a hearing for one of the two asserted patents in May 2026, found infringement and issued an injunction in June 2026. In August 2026, the Company asserted the same patent against Disney seeking a preliminary injunction in the Mannheim Court against Disney’s use of a new video codec. A hearing has been scheduled for fourth quarter 2026. The Dusseldorf Court held a hearing on one of the asserted patents in June 2026, also found infringement and issued an injunction in July 2026. Each of these injunctions spans 11 EU countries. The Dusseldorf Court held an additional hearing on the second asserted patent in July 2026, and in September 2026 issued a decision finding infringement and issuing an injunction covering two EU countries.
In July 2026, the Company filed an additional suit asserting infringement of a patent relating to video streaming technologies in the Mannheim Local Divisional Court.
In August 2026, the Company filed an additional suit asserting infringement of a patent relating to video streaming technologies in the Düsseldorf Local Divisional Court.
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
In April 2026, the Company filed a motion to dismiss the first complaint; that motion was denied. The Company filed a motion to dismiss the second complaint, which was granted in July 2026. Dolby moved for reconsideration of the dismissal of the second complaint, which motion was denied. Dolby indicated it intends to appeal the dismissal. In October 2026, the Company filed a motion to consolidate the Disney and Dolby actions.
In July 2026, Dolby filed a motion to intervene in the Hisense and TCL USITC matter, and in August 2026, this motion was granted.
Hisense
Brazil Proceedings
In February 2026, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Hisense. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. In October 2026, the Court issued a preliminary injunction against Hisense.
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
India Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Delhi High Court against Hisense. The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents, damages, and a declaration that the Company is Fair, Reasonable and Non-Discriminatory ("FRAND") compliant and that Hisense is an unwilling licensee with respect to the FRAND claims.
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
UPC Proceedings
In February 2026, the Company and certain of its subsidiaries filed patent infringement claims in the Mannheim Local Divisional Court of the UPC against Hisense Group Co., Ltd. and certain of its subsidiaries (“Hisense”). The claims allege infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, injunctive relief to prevent further infringement of the asserted patents. The Mannheim Court has scheduled a hearing for third quarter 2027.
Lenovo
In fourth quarter 2024, the Company reached an agreement with Lenovo Group Limited and certain of its subsidiaries (“Lenovo”) to enter into binding arbitration to determine the final terms of a new patent license agreement, which will be effective from January 1, 2024. In November 2024, the Company filed a request for arbitration with the International Chamber of Commerce. The arbitration hearing was held in October 2026, and we expect a result in the first half of 2027.
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
In December 2025, Samsung filed a request to the International Chamber of Commerce seeking to challenge the previously determined royalties. In July 2026, the Company filed jurisdictional objections. The jurisdiction hearing was held in September 2026.

TCL
Brazil Proceedings
In February 2026, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against TCL. The claim alleges infringement of certain of the Company’s patents relating to video coding technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. In October 2026, the Court issued a preliminary injunction against TCL.
In July 2026, the Company and certain of its subsidiaries were served with two complaints filed by TCL in the Shenzhen Intermediate People’s Court. The first suit seeks, among other things, a declaration that the Company’s proposed licensing terms for its HEVC portfolio does not comply with FRAND principles, and for the court to determine global FRAND licensing terms for the Company’s HEVC portfolio applicable to TCL’s television products. The second suit seeks, among other things, a declaration that the Company has abused a dominant market position in licensing its Chinese SEPs, and compensation for alleged economic losses caused by this abuse of dominant market position. The Company filed jurisdictional challenges in both matters which are currently pending.
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

Tesla
In December 2023, Tesla, Inc. ("Tesla") and certain of its subsidiaries filed a claim in the UK High Court against the Company and Avanci. The claim alleges invalidity of three of the Company’s patents relating to 5G standards: European Patent (UK) Nos. 3,718,369, 3,566,413, and 3,455,985. Tesla sought, among other relief, a declaration that the patents at issue are invalid, not essential, and not infringed, revocation of the patents at issue, a declaration that the terms of the Avanci 5G Connected Vehicle platform license are not FRAND, and a determination of FRAND terms for a license between Tesla and Avanci covering Avanci’s 5G Connected Vehicle platform. In March 2024, the Company filed a jurisdiction challenge; the jurisdiction challenge was heard during May and June 2024, and in July 2024 the UK High Court issued a judgment dismissing Tesla’s FRAND claims against the Company and Avanci, and maintaining Tesla’s patent claims against the Company. The patent claims against the Company were further stayed by the UK High Court. An appeal hearing was held in December 2024, and the UK Court of Appeal upheld the lower court's decision. Tesla’s appeal to the Supreme Court was granted. The Supreme Court heard the appeal in April 2026. In July 2026, the Supreme Court reversed the decision of the lower courts finding that there was an issue to be tried regarding Tesla’s FRAND claims against the Company and Avanci, and that the UK High Court has jurisdiction to hear those claims. A trial has been scheduled for March 2028.
Transsion
Brazil Proceedings
In September 2025, the Company and certain of its subsidiaries filed a claim in the Regional Business Court of Rio de Janeiro against Transsion and distributors. The claim alleges infringement of certain of the Company’s patents relating to cellular SEP technologies. The Company is seeking, among other relief, damages and injunctive relief to prevent further infringement of the asserted patents. In March 2026, the Court issued a preliminary injunction enjoining Transsion from selling 5G-compliant devices in Brazil. Transsion appealed this decision, and the appeal was denied. The Company expects a decision on the permanent injunction regarding 5G-compliant Transsion devices later this year. In August 2026, the Company and certain of its subsidiaries filed additional claims alleging infringement of the Company’s patents relating to additional cellular SEP technologies against Transsion and distributors.
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
China Proceedings
In September 2026, Transsion filed a declaratory judgment action against the Company and certain of its subsidiaries in the Shenzhen Intermediate People’s Court. The action seeks, among other things, a Court determination for FRAND global licensing terms to the Company’s cellular SEPs for Transsion’s smart terminal products.
OTHER
We are party to certain other disputes and legal actions in the ordinary course of business, including arbitrations and legal proceedings with licensees regarding the terms of their agreements and the negotiation thereof. We do not currently believe that these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows. None of the preceding matters have met the requirements for accrual or disclosure of a potential range as of September 30, 2026, except as noted above.

7. INCOME TAXES
In the nine months ended September 30, 2026 and 2025, the Company had an estimated effective tax rate of 15.7% and 13.3%, respectively. The change in effective tax rate was primarily due to a lower proportion of income qualifying for the Foreign-Derived Deduction Eligible Income ("FDDEI") benefit. During the nine months ended September 30, 2026 and 2025, the Company recorded discrete net benefits of $11.5 million and $9.3 million, respectively, primarily related to share-based compensation.
The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. The tax law changes affecting the Company primarily involve changes to the timing and amount of certain tax deductions, including those related to FDDEI, Net CFC Tested Income (NCTI), depreciation, R&D expenditures, and interest expense. The OBBBA did not have a material impact on our financial statements in third quarter 2026.
The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including timing differences between the recognition of book and tax revenue, the level of pre-tax income or loss, the foreign vs. domestic classification of the Company’s customers, and any discrete items that may occur.
During the nine months ended September 30, 2026 and 2025, the Company paid approximately $42.9 million and $78.6 million, respectively, in foreign source creditable withholding tax.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$80,229	$67,503	$271,930	$363,673
Weighted-average shares outstanding:
Basic	25,795	25,797	25,782	25,818
Dilutive effect of stock options and RSUs	971	1,207	969	1,172
Dilutive effect of warrants	3,977	3,645	3,989	3,149
Dilutive effect of convertible securities	3,471	4,276	3,845	3,912
Diluted	34,214	34,925	34,585	34,051
Earnings per share:
Basic	$3.11	$2.62	$10.55	$14.09
Dilutive effect of stock options and RSUs	(0.09)	(0.10)	(0.30)	(0.49)
Dilutive effect of warrants	(0.36)	(0.27)	(1.22)	(1.30)
Dilutive effect of convertible securities	(0.32)	(0.32)	(1.17)	(1.62)
Diluted	$2.34	$1.93	$7.86	$10.68
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	2,020	2,324	2,000	2,813

Convertible Notes and Warrants
Refer to Note 5, "Obligations," for information about the Company's convertible notes and warrants and related conversion and strike prices. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, or above the strike price of the Company's outstanding warrants, the impact of conversion or exercise, as applicable, would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price or strike price, as applicable, under the if-converted method for the convertible notes and treasury stock method for the warrants, the Company calculates the number of shares issuable under the terms of the convertible notes and the warrants based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period.
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
The table below provides the calculation of net income, which is the performance measure that is most consistent with GAAP, and the significant operating expenses included in this performance measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$193,429	$164,682	$659,015	$675,785
Less:
Departmental expenses (1)	44,863	46,839	144,473	137,531
Depreciation and amortization	19,663	19,804	58,353	57,482
Intellectual property enforcement	15,296	10,487	58,218	29,428
Share-based compensation	13,316	9,301	47,758	30,635
Revenue share costs	926	2,443	29,348	7,642
Other non-operating income, net (2)	(142)	(169)	(1,814)	(6,163)
Income tax provision	19,278	8,474	50,749	55,557
Net income	$80,229	$67,503	$271,930	$363,673
(1) Includes personnel costs, consulting costs, outside services, administrative costs, and other operating expenses.
(2) Includes interest income, interest expense, and other non-operating income and expenses.

10. OTHER INCOME, NET
The amounts included in "Other income, net" in the condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and investment income	$10,176	$9,484	$30,805	$27,576
Other non-operating (expense) income, net	(1,078)	704	(2,385)	8,014
Other income, net	$9,098	$10,188	$28,420	$35,590

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
Throughout the following discussion and elsewhere in this Quarterly Report on Form 10-Q, we refer to “catch-up revenue.” “Catch-up revenue” primarily represents revenue associated with reporting periods prior to the entry of the agreement.
New Agreements
During third quarter 2026, we entered into an arbitration agreement with a top PC manufacturer to determine the final terms of a new patent license covering certain of our patents. During third quarter 2026, we began recognizing revenue based on a conservative estimate, consistent with Generally Accepted Accounting Principles in the United States ("GAAP"), in respect of this agreement.
Additionally, we signed a new patent license agreement with KEBA Energy Automation GmbH. The agreement covers certain KEBA EV charger products under InterDigital’s global patent portfolio related to the 3G, 4G and Wi-Fi standards.
Disney UPC Injunctions
During the third quarter of 2026, the Dusseldorf Local Division of the Unified Patent Court (“UPC”) issued two additional injunctions against Disney. In July 2026, the court found that Disney infringed an InterDigital patent covering certain video encoding techniques related to HEVC. In September 2026, the court found that Disney infringed an InterDigital patent that covers technology that enables seamless viewing when sharing video content between different devices. Both rulings confirmed the validity of the patents and issued injunctions spanning across multiple countries in the European Union. Disney may appeal each decision. In their rulings, both UPC tribunals concluded that Disney is an "unwilling licensee" based on its conduct.
These decisions represent the second and third injunctions that InterDigital has received from the UPC against Disney. The first UPC injunction related to patents covering certain video encoding techniques associated with HEVC. Outside of the UPC, InterDigital has been awarded injunctions from national courts in Germany and Brazil for Disney’s infringement of InterDigital’s intellectual property related to high dynamic range (HDR) technology, the dynamic overlaying of multiple video streams, and additional encoding technologies related to HEVC and AVC.
For more information on these proceedings, see Note 6, “Litigation and Legal Proceedings,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Notes, Hedge, and Warrant Transactions
During third quarter 2026, the 2027 Notes had a dilutive impact of 3.5 million shares, which is offset from an economic standpoint by the 2027 Note Hedge Transactions and would result in no incremental outstanding shares after conversion. However, under GAAP, we are required to exclude the impact of the shares received from the 2027 Note Hedge Transactions counterparties from the calculation of weighted-average diluted shares outstanding.
From the period January 1, 2024 through December 31, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes. As of September 30, 2026, $296.7 million in principal of the 2027 Notes remains outstanding, of which holders had elected to convert $2.2 million principal amount, which will settle in fourth quarter 2026. No incremental outstanding shares will result from such conversions.
As of September 30, 2026, 6.0 million warrants remain outstanding related to the 2027 Warrant Transactions at a strike price of $105.30 per share, subject to adjustment, which mature on a net-share basis beginning September 2027 through April 2028. Refer to "Financial Position, Liquidity, and Capital Resources — Convertible Notes" for further information regarding how changes in our stock price would affect the number of shares issuable related to the 2027 Warrant Transactions. For example, if the share price averaged $325 between September 2027 and April 2028, we would issue 4.1 million shares of common stock related to the 2027 Warrant Transactions.

Return of Capital
In September 2026, we announced an increase to our regular quarterly cash dividend from $0.70 per share to $0.75 per share, beginning with the dividend paid in fourth quarter 2026. During third quarter 2026, we repurchased $18.7 million of common stock and declared $19.3 million in cash dividends, or $0.75 per share, representing a total of $38.0 million in share repurchases and dividends declared. We also reduced our debt through $83.2 million principal payments on conversions of the 2027 Notes.
As of October 29, 2026, there was $66.9 million remaining under the share repurchase authorization, which we plan to utilize to periodically repurchase additional common shares. See Part II — Other Information, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities of this Quarterly Report on Form 10-Q.
Cash and Short-term Investments
As of September 30, 2026, we had $1.1 billion of cash, cash equivalents, restricted cash, and short-term investments and approximately $1.8 billion of cash payments due under contracted fixed price agreements, which includes our conservative estimates of the minimum cash receipts that we expect to receive under our three ongoing arbitrations.
95% of our third quarter 2026 revenue came from fixed-fee agreements. Such agreements often have prescribed payment schedules that are uneven and sometimes front-loaded, resulting in timing differences between when we collect the cash payments and recognize the related revenue.
The following table reconciles the timing differences between cash receipts and recognized revenue during the three and nine months ended September 30, 2026 and 2025, including the resulting operating cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash vs. Non-cash revenue:	2026	2025	2026	2025
Fixed-fee cash receipts (1)	$225,698	$492,020	$524,918	$676,739
Other cash receipts (2)	9,801	8,390	28,894	41,834
Change in deferred revenue	8,914	(119,991)	(98,694)	(48,785)
Change in receivables and contract assets	(56,831)	(222,066)	188,354	(12,661)
Other	5,847	6,329	15,543	18,658
Total Revenue	$193,429	$164,682	$659,015	$675,785
Net cash provided by operating activities	$150,356	$395,930	$248,973	$481,059
(1) Fixed-fee cash receipts are comprised of cash receipts from Dynamic Fixed-Fee Agreement royalties, including the associated catch-up revenue.
(2) Other cash receipts are primarily comprised of cash receipts related to our variable patent royalty revenue and catch-up revenue.
When we collect payments on a front-loaded basis, we recognize a deferred revenue liability equal to the cash received and accounts receivable recorded which relate to revenue expected to be recognized in future periods. That liability is then reduced as we recognize revenue over the balance of the agreement. The following table shows the projected amortization of our current and long-term deferred revenue as of September 30, 2026 (in thousands):

Deferred Revenue
Remainder of 2026	$116,506
2027	236,157
2028	78,159
2029	1,206
2030	1,270
Thereafter	—
Total	$433,298

Revenue
Third quarter 2026 revenue of $193.4 million includes $36.2 million of catch-up revenue, while third quarter 2025 revenue of $164.7 million includes $17.7 million of catch-up revenue. The $28.7 million increase in total revenue was driven by higher catch-up revenue and recurring revenue recognized from eleven patent license agreements signed since third quarter 2025. In third quarter 2026, revenue (in descending order) from Dell, Apple, and Samsung each comprised 10% or more of our consolidated revenue. Refer to "Results of Operations — Third Quarter 2026 Compared to Third Quarter 2025" for further discussion of our 2026 revenue.
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
Impact of Macroeconomic and Geopolitical Factors
We have been actively monitoring the impact of the current macroeconomic environment in the U.S. and globally characterized by market volatility, inflation, supply chain issues, recent increases in interest rates, tariffs and other potential trade-related sanctions, and the potential for a recession. These market factors, as well as the impacts of global conflicts, have not had a material impact on our business to date. However, if these conditions continue or worsen, they could have an adverse effect on our operating results and our financial condition.
Comparability of Financial Results
When comparing third quarter 2026 financial results against other periods, the following items should be taken into consideration:
Revenue
•Our third quarter 2026 revenue includes $36.2 million of catch-up revenue primarily related to the arbitration agreement signed with a top PC manufacturer in third quarter 2026.
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash, cash equivalents, and short-term investments, as well as cash generated from operations. We believe we have the ability to obtain additional liquidity through debt and equity financings. From time to time, we may engage in a variety of transactions to augment our liquidity position as our business dictates and to take advantage of favorable interest rate environments or other market conditions, including the incurrence or issuance of debt and the refinancing or restructuring of existing debt. Based on our past performance and current expectations, we believe our available sources of funds, including cash, cash equivalents, short-term investments, and cash generated from our operations, will be sufficient to finance our operations, capital requirements, debt obligations, existing share repurchase program, dividend program, and other contractual obligations discussed below in both the short-term over the next twelve months, and the long-term beyond twelve months.

Cash, cash equivalents, restricted cash, and short-term investments
As of September 30, 2026 and December 31, 2025, we had the following amounts of cash, cash equivalents, restricted cash, and short-term investments (in thousands):

	September 30, 2026	December 31, 2025	Increase/(Decrease)
Cash and cash equivalents	$639,193	$738,960	$(99,767)
Restricted cash included within prepaid and other current assets	7,508	15,308	(7,800)
Short-term investments	483,410	504,200	(20,790)
Total cash, cash equivalents, restricted cash, and short-term investments	$1,130,111	$1,258,468	$(128,357)
The net decrease in cash, cash equivalents, restricted cash, and short-term investments was attributable to cash used in financing activities of $338.8 million and cash used in investing activities of $43.4 million, excluding sales and purchases of short-term investments, partially offset by cash provided by operating activities of $249.0 million. Refer to the sections below for further discussion of these items.
Cash flows provided by operating activities
Cash flows provided by operating activities in the first nine months 2026 and 2025 (in thousands) were as follows:

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$248,973	$481,059	$(232,086)
Our cash flows provided by operating activities are principally derived from cash receipts from patent license agreements, offset by cash operating expenses and income tax payments. The $232.1 million change in cash provided by operating activities was primarily driven by lower cash receipts due to the timing of receipts under new and existing agreements and due to higher cash operating expenses, including increased revenue share and intellectual property enforcement costs. The table below sets forth the significant items comprising our cash flows provided by operating activities during the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Total Cash Receipts	$553,812	$718,573	$(164,761)
Cash Outflows:
Cash operating expenses (1)	(232,039)	(174,518)	(57,521)
Income taxes paid (2)	(55,000)	(92,711)	37,711
Total cash outflows	(287,039)	(267,229)	(19,810)

Other working capital adjustments	(17,800)	29,715	(47,515)

Cash flows provided by operating activities	$248,973	$481,059	$(232,086)
______________________________
(1) Cash operating expenses include operating expenses less depreciation and disposals of fixed assets, amortization of patents, and non-cash compensation. Amount includes revenue share costs of $29.3 million and $7.6 million in first nine months 2026 and 2025, respectively.
(2) Income taxes paid include foreign withholding taxes.
Cash flows from investing and financing activities
Net cash used in investing activities for first nine months 2026 was $17.7 million, a $19.2 million change from $36.9 million in first nine months 2025. During first nine months 2026, we sold $25.8 million of short-term marketable securities, net of purchases, and capitalized $45.2 million of patent costs and capital expenditures. During first nine months 2025, we sold $18.3 million of short-term marketable securities, net of purchases, and capitalized $55.3 million of patent costs and capital expenditures.

Net cash used in financing activities for first nine months 2026 was $338.8 million, a change of $191.8 million from $147.0 million in first nine months 2025. This change was primarily attributable to an $163.2 million payment related to partial conversions of the 2027 Notes in first nine months 2026. The change also reflects higher cash outflows in 2026, including a $19.5 million increase in taxes withheld on restricted stock unit vestings due to a higher share price at vesting and a $11.5 million increase in dividends paid following the increases in the declared dividend from $0.60 to $0.70. In addition, during first nine months 2025, we received $7.3 million due to the exercise of stock options. These changes were offset by a $16.8 million decrease in repurchases of common stock.
Other
Our combined short-term and long-term deferred revenue balance as of September 30, 2026 was approximately $433.3 million, a net increase of $103.7 million from December 31, 2025. This increase in deferred revenue was primarily due to cash receipts on new and existing patent license agreements, partially offset by amortization of deferred revenue recognized in the period.
Based on current license agreements, we expect the amortization of dynamic fixed-fee royalty payments to reduce the September 30, 2026 deferred revenue balance of $433.3 million by $294.9 million over the next twelve months.
Convertible Notes
See Note 5, “Obligations” to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for definitions of capitalized terms below.
From January 1, 2024 through December 31, 2026, the holders of the 2027 Notes have the right, but not the obligation, to convert any portion of the principal amount of the 2027 Notes.
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
During periods in which the average market price of our common stock is above the applicable conversion price of the 2027 Notes (conversion price of approximately $76.72 per share, subject to adjustment), or above the strike price of the warrants (strike price of $105.30 per share, subject to adjustment), the impact of conversion of the 2027 Notes or exercise of the warrants, as applicable, would be dilutive and such dilutive effect is reflected in diluted earnings per share. In those periods, we calculate the incremental shares associated with the 2027 Notes (under the if‑converted method) or the warrants based on the average market price of our common stock during the period and include those incremental shares in weighted‑average diluted shares outstanding.
Changes in the price per share of our common stock can have a significant impact on the number of shares that we must include in the diluted EPS calculation. As described in Note 5, "Obligations" in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the 2027 Notes are convertible into cash up to the aggregate principal amount of 2027 Notes to be converted and any remaining obligations may be settled in cash, shares of the Company’s common stock or a combination thereof ("net share settlement"). Assuming net share settlement upon conversion, the following table illustrates how changes in our stock price would affect the shares issuable under the 2027 Notes and related warrant transactions, the incremental shares included in diluted EPS under the if‑converted method (“Total Incremental Shares”), the shares deliverable to us under the 2027 Note Hedge Transactions, and the resulting net incremental shares, based on $296.7 million aggregate principal amount outstanding and approximately 6.0 million related warrants as of September 30, 2026 (in thousands):

	2027 Notes
Market Price Per Share	Shares Issuable Upon Conversion of the 2027 Notes	Shares Issuable Upon Exercise of the 2027 Warrant Transactions	Total If-Converted Method Incremental Shares	Shares Deliverable to InterDigital Upon Settlement of the 2027 Note Hedge Transactions	Incremental Shares Issuable (1)
	A	B	C=A+B	D	E=C-D
$105	1,042	—	1,042	(1,042)	—
$125	1,494	945	2,439	(1,494)	945
$150	1,890	1,787	3,677	(1,890)	1,787
$175	2,172	2,388	4,560	(2,172)	2,388
$200	2,384	2,839	5,223	(2,384)	2,839
$225	2,549	3,190	5,739	(2,549)	3,190
$250	2,681	3,471	6,152	(2,681)	3,471
$275	2,789	3,700	6,489	(2,789)	3,700
$300	2,879	3,892	6,771	(2,879)	3,892
$325	2,955	4,053	7,008	(2,955)	4,053
$350	3,020	4,192	7,212	(3,020)	4,192
$375	3,077	4,312	7,389	(3,077)	4,312
$400	3,126	4,418	7,544	(3,126)	4,418
$425	3,170	4,511	7,681	(3,170)	4,511
$450	3,209	4,593	7,802	(3,209)	4,593
$475	3,243	4,667	7,910	(3,243)	4,667
$500	3,275	4,733	8,008	(3,275)	4,733
______________________________
(1) Represents incremental shares issuable upon concurrent conversion of convertible notes, exercise of warrants and settlement of the hedge agreements.

RESULTS OF OPERATIONS
Third Quarter 2026 Compared to Third Quarter 2025
Revenue
The following table compares third quarter 2026 revenue to third quarter 2025 revenue (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
Smartphone	$122,631	$136,407	$(13,776)	(10)%
CE, IoT/Auto	55,712	28,219	27,493	97%
Streaming and Cloud Services	15,000	—	15,000	N/M
Other	86	56	30	54%
Total Revenue	$193,429	$164,682	$28,747	17%

Catch-up revenue(1), included above	$36,208	$17,678	$18,530	105%
(1)    Catch-up revenue represents revenue associated with reporting periods prior to the entry of the agreement.
N/M     indicates not meaningful.
Total revenue of $193.4 million increased compared to third quarter 2025, primarily due to revenue recognized from the top PC manufacturer and Amazon arbitration agreements and nine other agreements signed over the last twelve months. The increase was partially offset by catch-up revenue recognized in third quarter 2025 primarily resulting from the Honor agreement and the expiration of the Samsung TV agreement at the end of 2025.
In third quarter 2026 and 2025, 54% of our total revenue was attributable to licensees that individually accounted for 10% or more of our total revenue. In third quarter 2026 and 2025, the following licensees accounted for 10% or more of our total revenue:

	Three Months Ended September 30,
	2026	2025
Customer A	20%	—%
Customer B	17%	20%
Customer C	17%	23%
Customer D	<10%	11%
Operating Expenses
The following table summarizes the changes in operating expenses between third quarter 2026 and third quarter 2025 by category (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
Research and portfolio development	$56,692	$53,068	$3,624	7%
Licensing	24,371	19,715	4,656	24%
General and administrative	13,001	16,091	(3,090)	(19)%
Total operating expenses	$94,064	$88,874	$5,190	6%

Operating expenses increased to $94.1 million in third quarter 2026 compared to $88.9 million in third quarter 2025. The $5.2 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Intellectual property enforcement, net	$4,809
Share-based compensation	4,015
Revenue share costs	(1,517)
Other	(2,117)
Total increase in operating expenses	$5,190
The $5.2 million increase in operating expenses was driven by a $4.8 million increase in intellectual property enforcement costs related to ongoing proceedings and a $4.0 million increase in performance related share-based compensation costs due to recent business successes. These increases were offset by a $1.5 million decrease in revenue share costs due to the expiration of the Samsung TV agreement.
Research and portfolio development expense: Research and portfolio development expense increased compared to third quarter 2025 primarily due to increased share-based compensation costs and depreciation.
Licensing expense: Licensing expense increased compared to third quarter 2025 primarily due to the above-noted change in intellectual property enforcement and share-based compensation costs, partially offset by the decreased revenue share costs.
General and administrative expense: General and administrative expense decreased compared to third quarter 2025 primarily due to lower personnel-related costs and other corporate expenses, partially offset by increased share-based compensation expenses.
Non-Operating Income, net
The following table compares third quarter 2026 non-operating income, net to third quarter 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
Interest expense	$(8,956)	$(10,019)	$1,063	11%
Interest and investment income	10,176	9,484	692	7%
Other non-operating (expense) income, net	(1,078)	704	(1,782)	(253)%
Total non-operating income, net	$142	$169	$(27)	(16)%
The change in other non-operating (expense) income, net was primarily due to fair value adjustments on our investments, which resulted in a $0.1 million net loss in third quarter 2026 compared with a $1.7 million net gain in third quarter 2025.
Income Taxes
In third quarter 2026 and 2025, based on the statutory federal tax rate net of discrete federal and state taxes, we had an effective tax rate of 19.4% and 11.2%, respectively. The change in effective tax rate was primarily due to a lower proportion of income qualifying for the Foreign-Derived Deduction Eligible Income ("FDDEI") benefit.

First Nine Months 2026 Compared to First Nine Months 2025
Revenue
The following table compares first nine months 2026 revenue to first nine months 2025 revenue (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
Smartphone	$368,722	$555,482	$(186,760)	(34)%
CE, IoT/Auto	165,073	119,817	45,256	38%
Streaming and Cloud Services	125,000	—	125,000	N/M
Other	220	486	(266)	(55)%
Total Revenue	$659,015	$675,785	$(16,770)	(2)%

Catch-up revenue(1), included above	$203,576	$264,791	$(61,215)	(23)%
(1)    Catch-up revenue represents revenue associated with reporting periods prior to the entry of the agreement.
N/M     indicates not meaningful.
Total revenue of $659.0 million decreased $16.8 million compared with the first nine months of 2025, primarily due to catch-up revenue recognized in first nine months 2025 under the Samsung arbitration and the vivo, HP, and Honor agreements. Additionally, the expiration of the Samsung TV agreement contributed to the decrease. These decreases were mostly offset by revenue recognized from the Amazon and top PC manufacturer arbitration agreements and LG TV agreement, as well as revenue from fourteen other new patent license agreements signed in the last eighteen months.
In first nine months 2026 and 2025, 49% and 64% of our total revenue, respectively, was attributable to companies that individually accounted for 10% or more of our total revenue. In first nine months 2026 and 2025, the following companies accounted for 10% or more of our total revenue:

	Nine Months Ended September 30,
	2026	2025
Customer E	19%	—%
Customer B	15%	15%
Customer C	15%	33%
Customer F	<10%	16%
Operating Expenses
The following table summarizes the changes in operating expenses between first nine months 2026 and first nine months 2025 by category (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
Research and portfolio development	$168,934	$154,172	$14,762	10%
Licensing	111,215	61,301	49,914	81%
General and administrative	58,001	47,245	10,756	23%
Total operating expenses	$338,150	$262,718	$75,432	29%

Operating expenses increased 29% to $338.2 million in first nine months 2026 from $262.7 million in first nine months 2025. The $75.4 million increase in total operating expenses was primarily due to changes in the following items (in thousands):

Increase/(Decrease)
Intellectual property enforcement	$28,790
Revenue share	21,706
Share-based compensation	17,123
Other	7,813
Total change in operating expenses	$75,432
The $75.4 million increase in operating expenses was primarily driven by a $28.8 million increase in intellectual property enforcement costs related to ongoing proceedings, a $21.7 million increase in revenue share costs primarily associated with catch-up revenue recognized under the LG TV agreement signed during first nine months of 2026, and a $17.1 million increase in performance related share-based compensation costs related to recent business successes.
Research and portfolio development expense: Research and portfolio development expense increased compared to first nine months 2025 primarily due to increases in share-based compensation costs, personnel-related costs, and depreciation costs.
Licensing expense: Licensing expense increased by $49.9 million compared to first nine months 2025 primarily driven by the above-noted increased revenue share costs and intellectual property enforcement costs.
General and administrative expense: General and administrative expense increased $10.8 million primarily due to the above-noted increase in share-based compensation.
Non-Operating Income, net
The following table compares first nine months 2026 non-operating income, net to first nine months 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
Interest expense	$(26,606)	$(29,427)	$2,821	10%
Interest and investment income	30,805	27,576	3,229	12%
Other non-operating (expense) income, net	(2,385)	8,014	(10,399)	(130)%
Total non-operating income, net	$1,814	$6,163	$(4,349)	(71)%
The change in other non-operating (expense) income, net was primarily due to a foreign currency translation net loss arising from translation of our foreign subsidiaries of $5.3 million in first nine months 2026, compared to a $5.9 million net gain in first nine months 2025.
Income Taxes
In first nine months 2026 and 2025, we had an effective tax rate of 15.7% and 13.3%, respectively. The change in effective tax rate was primarily due to a lower proportion of income qualifying for the FDDEI benefit.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include certain information regarding our current beliefs, plans and expectations, including, without limitation, the matters set forth below. Words such as "believe," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” "goal," "could," "would," "should," "if," "may," "might," "future," "target," "trend," "seek to," "will continue," "predict," "likely," "in the event," and variations of any such words or similar expressions contained herein are intended to identify such forward-looking statements. Forward-looking statements are made on the basis of management’s current views and assumptions and are not guarantees of future performance. Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in Part I, Item 1A of our 2025 Form 10-K and in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth below:
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

Item 4. CONTROLS AND PROCEDURES.
The Company’s principal executive officer and principal financial officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Artificial intelligence may adversely affect our ability to develop, protect, license and enforce our intellectual property.
The increasing development and use of artificial intelligence may affect our ability to invent, obtain patent protection for our inventions, contribute to industry standards and license or enforce our patents. Because the development of our patent portfolios and licensing programs can occur over periods of ten years or more, changes caused by AI may affect the value of research investments and patent assets long after those investments are made. Patent laws and practice concerning inventions developed with the assistance of AI continue to evolve. If our use of AI in research were to impact patentability, we could be unable to obtain patents on certain inventions or patents we obtain could later be challenged or invalidated. In addition, AI may substantially increase the volume and speed at which technical information, patent applications and other potentially relevant prior art are generated, which could make it more difficult or costly to obtain patents with commercially meaningful scope. Use of third-party AI tools in research, patent prosecution or other areas also could create risks relating to confidentiality, data security, contractual rights or ownership.
AI could also affect our ability to license and enforce our patent rights. Prospective licensees may use AI tools to challenge our intellectual property or design around patents more rapidly and at lower cost. At the same time, increasing use of AI in cloud-based, software-based or dynamically changing systems may make infringement more difficult to assert. AI is also likely to increase the pace of technological advancement and the ability of other industry participants to develop competing technologies or identify alternatives to patented technologies. These developments could reduce the likelihood that our technologies are incorporated into industry standards, shorten the period during which our patented technologies remain commercially significant, or reduce the value or essentiality of our patents.
Although we are investing in AI-related research, there can be no assurance that such research will result in commercially valuable patents, that such patents will become essential to widely adopted standards, or that we will be able to establish successful licensing programs around AI-enabled technologies. Even if we are successful at developing AI-related technologies, our relative standing within the AI industry may not be as high as we have historically been in wireless and video. Any of these factors could materially and adversely affect our financial results, competitive position and long-term results of operations.
Scrutiny by antitrust authorities may affect our strategies for patent prosecution, licensing and enforcement and may increase our costs of doing business and/or lead to monetary fines, penalties or other remedies or sanctions.
Domestic and foreign antitrust authorities regularly review their policies with respect to the use of SEPs, including the enforcement of such patents against competitors and others. Such scrutiny has in the past resulted in enforcement actions against Qualcomm and other licensing companies, and could lead to investigations of, or enforcement actions against, us. For example, the Korean Fair Trade Commission recently advised us that it was opening an investigation into our licensing practices at the request of TCL. Additionally, potential licensees may initiate antitrust complaints against us, such as the complaint that Disney filed against us. Such investigations, inquiries and/or enforcement actions could impact the availability of injunctive and monetary relief, which may adversely affect our strategies for patent prosecution, licensing and enforcement and increase our costs of operation. They could also result in reputational harm, monetary fines, penalties or other remedies or sanctions that could adversely affect our business and financial condition. Even if we eventually prevail, regulatory inquiries or actions require significant attention and resources.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict. In particular, the timing of revenue recognition may cause our revenue and earnings to fluctuate, and, in accordance with GAAP, there is significant judgment in the application of our revenue recognition principles. In particular, the relevant accounting principles under ASC 606, Revenue From Contracts with Customers, sometimes require us to recognize revenue before the actual amount is certain, which could add to uncertainty in our revenue guidance. For example, in some cases, ASC 606 requires us to recognize revenue based on a conservative estimate when we reach an agreement to arbitrate the terms of a license agreement, which can occur months or years before a final award has been determined. When the final terms become known, we record an adjustment to revenue. If a final award is lower than our estimate, the adjustment would reduce our revenue in that period. To the extent we have multiple arbitrations that cover related technologies and products or services, the impact of any such downward adjustments could be amplified.
The variability and unpredictability of our results of operations or other operating metrics could result in our failure to meet our expectations or those of industry or financial analysts. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common shares during third quarter 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2026 - July 31, 2026	—	$—	—	$96,068,318
August 1, 2026 - August 31, 2026	24,000	$343.59	24,000	$87,821,325
September 1, 2026 - September 30, 2026	31,500	$333.10	31,500	$77,327,723
Total	55,500	$337.64	55,500
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During third quarter 2026, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K:

Name	Title	Action	Date	Trading Arrangement		Maximum Shares to be Sold	Expiration Date
				Rule 10b5-1	Non-Rule 10b5-1
Derek Aberle	Director	Adopt	August 14, 2026	X		362	August 13, 2027
Samir Armaly	Director	Adopt	August 14, 2026	X		407	August 13, 2027
John Kritzmacher	Director	Adopt	August 14, 2026	X		317	August 13, 2027
Jean Rankin	Director	Adopt	August 17, 2026	X		317	August 13, 2027
Item 6. EXHIBITS.
The following is a list of exhibits filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline Schema Document
101.CAL	Inline Calculation Linkbase Document
101.DEF	Inline Definition Linkbase Document
101.LAB	Inline Labels Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________________________

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that InterDigital, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL, INC.

Date: October 29, 2026	/s/ LIREN CHEN
Liren Chen
President and Chief Executive Officer

Date: October 29, 2026	/s/ RICHARD J. BREZSKI
Richard J. Brezski
Chief Financial Officer